Form 10-K
period 1993-10-31
DEERE & CO
filed 1994-01-28
CIK 315189

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993

                          Commission File Number 1-4121
                                 DEERE & COMPANY
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                36-2382580
         (State of incorporation)             (IRS Employer Identification No.)

     JOHN DEERE ROAD, MOLINE, ILLINOIS          61265        (309) 765-8000
 (Address of principal executive offices)    (Zip Code)    (Telephone Number)

                         SECURITIES REGISTERED PURSUANT
                           TO SECTION 12(b) OF THE ACT

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $1 par value           New York Stock Exchange
                                     Chicago Stock Exchange
                                     Frankfurt, Germany Stock Exchange
8.45% Debentures Due 2000            New York Stock Exchange
5-1/2% Convertible Subordinated
  Debentures Due 2001                New York Stock Exchange
8% Debentures Due 2002               New York Stock Exchange
8-1/4% Notes Due 1996                New York Stock Exchange
9-1/8% Notes Due 1996                New York Stock Exchange
8.95% Debentures Due 2019            New York Stock Exchange
8-1/2% Debentures Due 2022           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1993 was $6,321,507,276. At December 31, 1993, 85,605,030 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 23, 1994 are incorporated by reference in Part III.

- -------------------------------------------------------------------------------

                               Page 1 of 67 pages.
                      Index to exhibits is on pages 61-63.

PART I
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


ITEM 1.  BUSINESS.

PRODUCTS

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into five business segments.

The Company's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full range of equipment used in commercial farming -- including tractors; tillage, soil preparation, planting and harvesting machinery; and crop handling equipment.

The Company's worldwide INDUSTRIAL EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; scrapers; motor graders; excavators; and log skidders. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

The Company's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden and utility purposes; riding and walk- behind mowers; golf course equipment; utility transport vehicles; snowblowers; and other outdoor power products.

The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

The Company's CREDIT segment, which operates in the United States and Canada, purchases and finances retail notes from John Deere's equipment sales branches in the United States and Canada. The notes are acquired by the sales branches through John Deere retail dealers and originate in connection with retail sales
by dealers of new John Deere equipment and used equipment.   The credit segment
also purchases and finances retail notes unrelated to John Deere equipment, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of that equipment (recreational product retail notes). The credit subsidiaries also lease John Deere equipment to retail customers, finance and service unsecured revolving charge accounts acquired from merchants in the agricultural, lawn and grounds care and marine retail markets, and provide wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products.

The Company's INSURANCE AND HEALTH care segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers; group life and group accident and health insurance for employees of John Deere; life and annuity products to the general public and credit physical damage insurance in connection with certain retail sales of John Deere products financed by the credit subsidiaries. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of John Deere.

The Company's worldwide agricultural, industrial and lawn and grounds care equipment operations and subsidiaries are sometimes referred to as the "Equipment Operations." The Company's credit, insurance and health care subsidiaries are sometimes referred to as "Financial Services."

The Company believes that its worldwide sales of agricultural equipment during recent years have been greater than those of any other business enterprise. It also believes that John Deere is an important provider of most of the types of industrial equipment that it markets, and a leader in some size ranges. The Company also believes it is the largest manufacturer of lawn and garden tractors and provides the broadest line of grounds care equipment in North America. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

MARKET CONDITIONS AND OPERATING RESULTS

North American agricultural economic conditions in 1993 were generally more favorable than in 1992. Although flooding and excessively wet conditions in certain areas of the Midwest and drought conditions in parts of the Southeast resulted in an estimated 31 percent decrease in corn production and a 16 percent decline in soybean production in 1993, United States farm net cash income is expected to achieve a record level in 1993. The lower production caused grain prices to rise above 1992 levels. Livestock producers enjoyed favorable prices and profit margins during 1993 and farmers boosted their cash flow by selling inventories accumulated from record corn and soybean yields in 1992. Additionally, direct government payments to farmers are expected to increase in 1993, aiding farmers most heavily impacted by this year's flooding. Uncertainties over the passage of a new investment tax credit were resolved in 1993 as the anticipated tax credit was not included in the final tax legislation. Consequently, many United States farmers who had delayed making purchases in 1992 bought equipment this year. Sales in Canada were boosted by a special 13 month investment tax credit in effect from December 1992 to December 1993. As a result of these developments, North American retail sales of John Deere agricultural equipment were considerably higher in 1993 compared with last year.

The North American general economy continued its slow expansion in 1993. In the United States, housing starts increased about five percent during the year with second-half strength overcoming a very sluggish first half. Real public construction was up slightly from the previous year's level while non-residential construction was flat. However, the cumulative effects of the rebound in economic activity were felt in 1993, as housing starts were up more than 25 percent from their 1991 level and real public construction was nine percent larger. Consequently, North American retail sales of industrial and construction machinery for both the industry and John Deere rose significantly in 1993.

Consumer spending for durable goods rose briskly in 1993, and North American retail sales of John Deere lawn and grounds care equipment increased significantly. Sales were also supported by favorable moisture conditions over most areas throughout the prime selling season. However, dry conditions did emerge in portions of the Southeast and Northeast which impeded some late season buying activity.

Industry retail sales of agricultural equipment in overseas markets in general remained relatively weak during 1993. However, overseas retail sales of John Deere agricultural equipment were higher in 1993 than in 1992, reflecting good acceptance of the Company's new tractors and combines. Despite recessionary conditions prevailing in most European markets and in Japan, overseas retail sales of John Deere lawn and grounds care equipment continued to expand in 1993. Overseas industrial and construction equipment markets were relatively flat in 1993 compared with 1992.

Acquisitions of receivables and leases by the Company's credit subsidiaries were somewhat higher in 1993 compared with last year due primarily to growth in revolving charge accounts, leases and wholesale receivables. Although retail sales of John Deere equipment were higher in 1993, acquisitions of John Deere retail notes were down slightly compared with last year reflecting a higher level of cash purchases by John Deere customers and a more competitive financing environment, particularly during the latter part of 1993. Acquisitions of recreational product retail notes were substantially lower in 1993 due mainly to a very competitive financing market. Although relatively soft market conditions continued during 1993 in the property/casualty insurance industry, John Deere's insurance premium volumes increased in 1993 over 1992. Health care premium volumes were considerably higher in 1993 reflecting continued growth in John Deere's health care operations.

Worldwide income in 1993 was $286 million or $3.70 per share before the effects of special items (accounting changes, restructuring charges and the new United States income tax law), compared with net income of $37 million or $.49 per share in 1992. However, 1993 reported results were affected by the special items described below. After the effects of the restructuring charges, the incremental expense from the accounting changes and the tax rate change, income in 1993 was $184 million or $2.39 per share. The Company incurred a worldwide net loss in 1993 of $921 million or $11.91 per share after all of the special items including the cumulative effect of the accounting changes. Additional financial information regarding each of the Company's business segments over the past three years is presented on pages 34 and 35.

During the second quarter of 1993, the Company announced and initiated plans to downsize and rationalize its European operations. This resulted in a second quarter provision for restructuring charges of $80 million after income taxes or $1.03 per share ($107 million before income taxes), representing costs of employment reductions to be implemented during 1993 and the next few years.

In the fourth quarter of 1993, effective November 1, 1992, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 112, Employers' Accounting for Postemployment Benefits. These standards generally require the accrual of these benefits, which are primarily retiree health care and life insurance benefits, during the employees' years of active service. The Company elected to recognize the cumulative effect of these accounting changes as a one-time charge to earnings. The aggregate cumulative effect of adopting the new standards as of November 1, 1992 was a non-cash charge of $1,105 million after income taxes or $14.30 per share ($1,728 million before income taxes). Additionally, the adoption of these standards resulted in an incremental non-cash after-tax increase in 1993 postretirement and postemployment benefits expense of $38 million or $.49 per share ($60 million before income taxes). The incremental postretirement and postemployment benefits expense relating to the Financial Services subsidiaries was immaterial. Additional information is presented on pages 36 and 37 of the notes to the consolidated financial statements.

The Omnibus Budget Reconciliation Act of 1993, which enacted an increase in the United States federal statutory income tax rate from 34 percent to 35 percent effective January 1, 1993, was signed into law during the fourth quarter of 1993. In accordance with FASB Statement No. 109, Accounting for Income Taxes, income taxes relating to previously reported United States taxable income were recalculated and the United States deferred income tax assets and liabilities as of the enactment date were revalued during the fourth quarter of 1993 using the new tax rate of 35 percent. This resulted in a credit of $16 million or $.21 per share to the provision for income taxes. This tax rate change had an immaterial effect on the Financial Services subsidiaries. Additional information is presented on page 39 of the notes to the consolidated financial statements.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, had income of $114 million in 1993 before the effects of the previously mentioned special items, compared with a net loss of $107 million in 1992. The improved operating results for 1993 were attributable to the Company's North American equipment operations. Sales and production volumes in North America were higher this year in response to increased retail demand, and price realization improved in all of the Company's North American equipment businesses compared with 1992 as sales incentive cost levels were significantly lower. Additionally, North American productivity continued to improve during 1993. Including the incremental effect of the accounting changes, the restructuring charges and the tax rate change, the worldwide Equipment Operations' net income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million in 1993 after all of the special items including the cumulative effect of the accounting changes. Income of the Company's Financial Services subsidiaries before the cumulative effect of the accounting changes totaled $164 million in 1993 while net income after the accounting changes was $157 million, compared with $138 million last year.

Worldwide net sales and revenues, which include net sales of equipment and revenues from the credit, insurance and health care operations, increased 11 percent to $7,754 million in 1993 compared with net sales and revenues of $6,961 million in 1992. Worldwide net sales of equipment to dealers were $6,479 million in 1993, an increase of 13 percent from sales of $5,723 million last year. The physical volume of the Company's worldwide sales to dealers increased approximately nine percent in 1993. Worldwide production tonnage of all John Deere products in 1993 was 11 percent higher than last year. For further discussion of results of operations, see the information under the caption "Management's Discussion and Analysis" on pages 24-35.

EQUIPMENT OPERATIONS

AGRICULTURAL EQUIPMENT

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government payments. Sales are also influenced by general economic conditions, levels of interest rates, agricultural trends and the levels of costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

A substantial part of new agricultural equipment sales is for replacement of equipment that is old or is less efficient than newer equipment, or both. When the farm economy is depressed, farmers tend to postpone the replacement of their existing equipment. When conditions improve, sales are stimulated by demand for replacement equipment. During the 1990's, there has been a continuation of the trend toward minimum tillage agriculture. Minimum tillage agriculture reduces soil erosion but increases the use of chemical herbicides and pesticides.

Several governmental initiatives have recently been approved that may hold long-term promise for agricultural markets. The U.S., Canada, and Mexico have implemented the North American Free Trade Agreement (NAFTA) which reduces internal trade restrictions between the three countries. For some commodities and products, free trade commenced January 1, 1994. For other products which are more sensitive economically and politically, free trade will be achieved gradually over a 15 year period. U.S. corn exports to Mexico fall into this second category. The Uruguay round of the General Agreement on Tariffs and Trade (GATT) also was successfully concluded in 1993. This agreement promises to reduce agricultural export subsidies over a period of years and grant market access for many products that were previously restricted. It is the Company's belief that U.S. and Canadian farmers possess comparative advantages in the production of certain agricultural products and may benefit from the eventual implementation of this agreement. This treaty is expected to take effect July 1, 1995. Finally, the Environmental Protection Agency (EPA) agreed in December 1993 that 30 percent of the fuel used in metropolitan areas not reaching nationally established air quality guidelines should come from renewable fuel sources. While final approval has not been reached, it is widely believed that corn producers will benefit from EPA's action.

Since the early 1980s, farmers have experienced cost/price pressures which have caused them to be more concerned with cost control and maximum productivity. The John Deere agricultural equipment sold in this environment is high-powered, versatile and technologically sophisticated. It is built to exacting design, materials and performance specifications for rugged usage and exposure to adverse weather conditions.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of total United States farm output; 28 percent of United States farms accounted for 90 percent of agricultural produce sales in 1987 (the latest year for which data are available).(1) The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower and self-propelled combines. During late 1992, John Deere introduced three new tractor lines: the 5000, 6000 and 7000 series
                                        4
tractors selling in the 40 to 150 PTO horsepower categories. These tractors represented important changes to John Deere's product offerings. The 6000 and 7000 series tractors have many new design features including modular configuration permitting lower cost updates to respond to changing customer needs. The 5000 series tractors are manufactured in the United States and replace tractors formerly sourced from Germany.

In the United States, farm commodity prices and farm income are heavily influenced by international supply and demand conditions for food and fiber products. In general, declining international stock levels boost farm commodity prices and incomes, while rising stock levels tend to depress prices and incomes. In 1993, world production of wheat and coarse grains (corn, oats, barley and sorghum) fell from the levels achieved in 1992. Production decreases were most notable in the United States, the former Soviet Union and the European Union (formerly the European Economic Community). The ending worldwide stocks of wheat are now expected by the United States Department of Agriculture ("USDA") to decrease slightly to 139.1 million metric tons ("MMT") at the end of the 1993/94 marketing year compared with 141.3 MMT one year earlier. The 139.1 MMT stock level will represent about 25 percent of annual world consumption, a stock-to-usage ratio that is well below the 33 - 34 percent range that prevailed in the mid-1980s. This ratio stood at 23 percent in 1989/90 and has been 25 or 26 percent for the past three years. Ending stocks of coarse grains are expected by the USDA to fall to 114.3 MMT at the end of the 1993/94 marketing year as consumption is expected to exceed production. This would represent 14 percent of annual world consumption. This ratio is down significantly from 1992/93 (when it was 18%), and represents the lowest level of carryover relative to usage since 1973/74.(2)

For 1994, USDA has announced zero annual acreage reduction programs for all crops except cotton, which was raised from 7.5 percent in 1993 to 11 percent in 1994. Total acreage planted in 1994 is expected to rise about 9 million acres from 1993 levels. United States market share of commodity sales in world markets rose in the first three years (1986-1988) following passage of the 1985 farm bill. This resulted partly from a weaker dollar in relation to other currencies, and partly from more competitive United States commodity prices stemming from the 1985 farm bill. Thereafter, as United States carryover stocks declined and production was tempered by governmental acreage reduction programs and drought in various years, United States market shares have generally declined. Market share for United States wheat has been adversely affected by higher Canadian and European production.

Direct government payments to farmers were increased significantly by the 1985 farm bill. During 1977-82, government payments represented less than two percent of United States farm cash receipts. This percentage rose to
10.5 percent in 1987 and, although still high compared to 1977-82, declined to 4.5 percent in 1991. These direct government payments, combined with lower production costs incurred by farmers and higher livestock and commodity prices, resulted in record levels of net cash income to United
States farmers from 1987 to 1990. The 1990 farm bill extended the basic features of the 1985 farm bill through 1995 with two notable exceptions: (1) target prices were frozen at their 1990 levels rather than declining two to three percent annually, and (2) a "triple base" feature was incorporated into the new legislation. This feature restricts deficiency payments to 85 percent of the base traditionally paid and is expected to reduce future government outlays. Government payments are forecasted to increase to 7.0 percent of United States farm cash receipts for 1993 compared to 5.0 percent in 1992, and farm net cash income is estimated to have reached a record level in 1993.(3) The 1990 farm bill is scheduled to remain in effect through the crops grown in 1995.

Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated months in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment, and to finance sales to dealers in advance of seasonal demand. The Equipment Operations often encourage retail sales by waiving retail finance charges during off-season periods or in other sales promotions. Sales promotions and price concessions, including waiver and reduction of finance charges, were significantly lower in 1992 and 1993 compared with extensive amounts during recent prior years.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially consolidation among large integrated competitors, the competitive environment is undergoing important changes, and the importance of short-line and specialty manufacturers, as well as foreign suppliers, may continue to increase in the future.

Outside the United States, price stabilization programs conducted by national governments or groups of national governments, such as the European Union, tend to exert substantial influence upon commodity prices and agricultural activity, insulating their agricultural sectors from changes in world market conditions and restricting imports from the United States and elsewhere. In Western Europe, the cost of such programs, international disputes with exporting nations, and international negotiations such as GATT have caused the European Union to alter and modify its Common Agricultural Policy over time. These changes have tended to lower real farm income and restrict planted and harvested acreage. As a result, agricultural machinery sales have fallen substantially in Western Europe in the last decade. Inflation, slow economic growth, changes in currency relationships and price controls have been prevalent in many of the countries in which the Equipment Operations compete outside the United States, Canada and Europe.

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of products are purchased from other manufacturers for resale by John Deere, including four models of small utility tractors sourced from a Japanese manufacturer. These tractors are marketed primarily in the United States and Canada.


INDUSTRIAL EQUIPMENT


The industrial equipment industry is broadly defined as including construction, earthmoving and forestry equipment, as well as some materials handling equipment, cranes, off-highway trucks and a variety of machines for specialized industrial applications, including uses in the mining industry. The Equipment Operations provide types and sizes of equipment that compete for approximately two-thirds of the estimated total United States market for all types and sizes of industrial equipment (other than the market for cranes and specialized mining equipment). Retail sales of John Deere industrial equipment are influenced by prevailing levels of residential, industrial and public construction and the condition of the forest products industry. Sales are also influenced by general economic conditions and the level of interest rates.

United States housing starts are forecasted to have been 1.26 million units in 1993, about 4 percent higher than 1992, and 25 percent higher than 1991. Nonresidential and public construction in the United States are both expected to be unchanged in 1993 as compared to 1992, but together were up about nine percent from 1991 activity. Environmental and ecological issues slowed logging activities in various parts of the United States in 1993, while late year housing activity boosted the demand for lumber products and lumber prices rose significantly as a result of these developments. North American industry retail sales of industrial and construction machinery rose significantly in 1993 compared with 1992.

John Deere industrial equipment falls into three broad categories: utility tractors and smaller earthmoving equipment, medium capacity construction and earthmoving equipment, and forestry machines. The Equipment Operations' industrial equipment business began in the late 1940s with wheel and crawler tractors of a size and horsepower range similar to agricultural tractors, utilizing common components. Through the years, the Equipment Operations substantially increased production capacity for industrial equipment, adding to the line larger machines such as crawler loaders and dozers, log skidders, motor graders, hydraulic excavators and four-wheel-drive loaders. These products incorporate technology and many major components similar to those used in agricultural equipment, including diesel engines, transmissions and sophisticated hydraulics and electronics.

The Company and Hitachi Construction Machinery Co., Inc. of Japan have a joint venture for the manufacture of hydraulic excavators in the United States and for the distribution of excavators primarily in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of industrial products manufactured by the Company in the United States, including four-wheel-drive loaders, are distributed by Hitachi in Japan and other Far East markets. In addition, Hitachi is manufacturing certain models of four-wheel-drive loaders for distribution by John Deere primarily in North, Central and South America.

The Equipment Operations manufacture and distribute diesel engines and drivetrain components both for use in John Deere products and for sale to other original equipment manufacturers (OEM).

LAWN AND GROUNDS CARE EQUIPMENT

The line of John Deere lawn and grounds care equipment includes rear-engine riding mowers, front-engine lawn tractors and suburban tractors, lawn and garden tractors, small diesel tractors, compact utility tractors, front mowers, small utility transport vehicles, and a broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of lawn and grounds care products are influenced by weather conditions, consumer spending patterns and general economic conditions.

Even though the recovery of the general economy has been slow, the length of the upturn, the gradual improvement in housing starts and sales of existing homes, and generally favorable weather conditions stimulated purchases of lawn and grounds care equipment in 1993. Retail sales of John Deere lawn and grounds care equipment increased significantly in 1993.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $270 million, or four percent of net equipment sales in 1993, and $288 million in 1992.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 15 factory locations, which contain approximately 29.5 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, two to industrial equipment, one to engines, one to hydraulics and power train components, one to gray iron and nodular castings, three to lawn and grounds care equipment, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany, Spain and Argentina; agricultural equipment factories in France, Germany and South Africa; and an engine factory in France. These overseas factories contain approximately 6.1 million square feet of floor space. The Equipment Operations also have financial interests in a combine manufacturer in Brazil, in a tractor and implement manufacturer in Mexico, in a lawn and grounds care equipment manufacturer in Germany and the Netherlands, and in a joint venture to build industrial excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities together with planned capital expenditures are expected to meet John Deere's needs in the foreseeable future.

The Equipment Operations manufacture many of the components included in their products. The principle raw materials required for the manufacture of their products are purchased from numerous suppliers. The Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future. Although the Equipment Operations depend upon outside sources of supply for a substantial amount of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for industrial, agricultural and lawn and grounds care equipment.

Although production levels in 1993 were ten percent higher than in 1992, production continues to be well below capacity levels. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at relatively low production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations continue to pursue improvements in manufacturing processes. Manufacturing activities judged not competitively advantageous for the Equipment Operations on a long-term basis are being shifted to outside suppliers, while many of those manufacturing activities that do offer long-term competitive advantages are being restructured. Improvements include the creation of flow-through manufacturing cells which reduce costs and inventories, increase quality and require less space, and the establishment of flexible assembly lines which can handle a wider range of product mix and deliver products at the times when dealers and customers demand them. Additionally, considerable effort is being directed to manufacturing cost reduction through product design, the introduction of advanced manufacturing technology and improvements in organizational structure. The Equipment Operations are also pursuing the sale to other companies of selected parts and components which can be manufactured and supplied to third parties on a competitive basis.

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $196 million in 1993 compared with $269 million in 1992 and $295 million in 1991. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $222 million, $213 million and $186 million, respectively. The Equipment Operations' capital expenditures for 1994 are currently estimated to approximate $230 million. As in recent years, the 1994 expenditures will be primarily associated with new product and operations improvement programs. The future level of capital expenditures will depend on business conditions.

PATENTS AND TRADEMARKS

John Deere owns a significant number of patents and trademarks which have been obtained over a period of years. The Company believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations, but does not consider that any patent or license or group of them is of material importance in relation to John Deere's business.

MARKETING

In the United States and Canada, the Equipment Operations distribute equipment and service parts through six agricultural equipment sales branches, one industrial equipment sales and administration office and one lawn and grounds care equipment sales and administration office (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada.

The sales branches in the United States and Canada market John Deere products to approximately 3,250 retail dealers, all of which are independently owned except for one retail store owned and operated by the Company. Of these dealers, approximately 1,550 sell agricultural equipment, 382 sell industrial equipment, and 26 sell both agricultural and industrial equipment. Smaller industrial equipment is sold by nearly all of the industrial equipment dealers. Larger industrial equipment, forestry equipment and a line of light industrial equipment are sold by most of them. Lawn and grounds care equipment is sold by most John Deere agricultural equipment dealers, a few industrial equipment dealers, and about 1,300 lawn and grounds care equipment dealers, many of whom also handle competitive brands and dissimilar lines of products.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in six European countries, South Africa, Argentina and Australia, by export sales branches in Europe and the United States, and by associated companies in Mexico and Brazil. Lawn and grounds care equipment sales overseas occur primarily in Europe and Australia. Outside North America, industrial equipment is sold primarily by an export sales branch located in the United States.

WHOLESALE FINANCING

The Equipment Operations provide wholesale financing to dealers in the United States for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required, and interest is not charged for a substantial part of the period for which the inventories are financed. A security interest is retained in dealers' inventories, and periodic physical checks are made of dealers' inventories. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently are 6 to 9 months for agricultural tractors, 6 months for industrial equipment, and from 6 to 24 months for most other equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment, and on approved equipment from other manufacturers. A security interest is obtained in such equipment. Equipment dealer defaults incurred in recent years by John Deere have not been significant.

In Canada, John Deere products (other than service parts and lawn and grounds care equipment) in the possession of dealers are inventories of the Equipment Operations that are consigned to the dealers. Dealers are required to make deposits on consigned equipment remaining unsold after specified periods.

Sales to overseas dealers are made by the Equipment Operations' overseas and export sales branches and are, for the most part, financed by John Deere in a manner similar to that provided for sales to dealers in the United States and Canada, although maturities tend to be shorter and a security interest is not always retained in the equipment sold.

Receivables from dealers, which largely represent dealer inventories, were $2.8 billion at October 31, 1993 compared with $2.9 billion at October 31, 1992 and $3.0 billion at October 31, 1991. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales were 43 percent, 51 percent and 51 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.1 billion at April 30, 1993 and $3.3 billion at April 30, 1992.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES AND CANADA. In the United States and Canada, the Company's credit subsidiaries finance retail sales of John Deere agricultural, industrial and lawn and grounds care equipment, used equipment accepted by dealers in trade, and a significant amount of equipment of other manufacturers. John Deere retail installment loan (and some sale) contracts (collectively called retail notes) are acquired by the sales branches through John Deere retail dealers. Criteria for acceptance of retail notes are agreed upon between the sales branches and the Company's credit subsidiaries in the United States and Canada, John Deere Capital Corporation (Capital Corporation) and John Deere Finance Limited, (collectively referred to as Credit Companies). A subsidiary of the Capital Corporation leases John Deere agricultural, industrial and lawn and grounds care equipment to United States retail customers.

The credit subsidiaries also finance recreational products, primarily recreational vehicle and recreational marine product retail notes acquired from independent dealers of that equipment. The United States credit subsidiary also finances and services unsecured revolving charge accounts acquired from retail merchants in the agricultural, lawn and grounds care and marine retail markets and, additionally, provides wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products. The credit subsidiaries intend to continue to seek additional volumes and types of non-Deere financing with the objective of broadening their base of business and increasing their autonomy.

All of the retail notes acquired by the sales branches have been immediately sold by them to the Credit Companies. The Equipment Operations have been the Credit Companies' major source of business, and the Credit Companies have been the sole vehicles for retail financing by the Equipment Operations. In many cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and industrial equipment, 10 percent on lawn and grounds care equipment used for personal use and 20 percent for recreational vehicles and marine products. Finance charges are sometimes waived for specified periods or reduced on certain products sold or leased in advance of the season of use or in other sales promotions. At the time retail notes are accepted, the Equipment Operations compensate the Credit Companies in an amount permitting them to earn approximately the normal net finance charge on the retail notes or leases for periods during which finance charges are waived or reduced. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

Retail leases are offered to equipment users in the United States by John Deere
retail dealers on behalf of the Capital Corporation.   A small number of leases
executed between dealers and units of local government are subsequently assigned to the sales branches, and are in turn offered to and accepted by the Capital Corporation. Leases are usually written for periods of one to six years, and in some cases contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through a Canadian subsidiary.

The Company has expressed an intention of conducting its business with the Capital Corporation on such terms that the Capital Corporation's consolidated ratio of earnings before fixed charges to fixed charges for each fiscal quarter will not be less than 1.05 to 1. For 1993, the consolidated ratio of the Capital Corporation was 1.99 to 1 (excluding the effect of the accounting changes). This arrangement is not intended to make the Company responsible for payment of the obligations of the Capital Corporation. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 30 and 31.

OVERSEAS. Retail sales and financing outside of the United States and Canada are affected by a diversity of customs and regulations. The Equipment Operations retain only a minor part of the obligations arising from retail sales of their products overseas.

INSURANCE AND HEALTH CARE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, and John Deere Insurance Company of Canada. The Insurance Group is made up of a Property/Casualty Division and a Life Division. The Property/Casualty Division insures over 4,300 dealership organizations in the United States. This program provides commercial insurance for agricultural/ industrial equipment, auto, recreational vehicle and boat dealerships. In addition, the Property/Casualty Division insures long haul trucking operations and currently insures approximately 13,000 trucks. Other specialty insurance programs include insurance on equipment utilized in forestry, construction and agricultural operations. The Group's involvement in reinsurance takes the form of a long-term business relationship with Re Capital Reinsurance Corporation as well as the ownership of approximately 44% of the outstanding shares of Re Capital Corporation, its parent company. The Life Division had nearly $6 billion of life insurance in force at October 31, 1993. Marketing efforts are focused on providing life and health insurance coverages to various commercial markets and to individuals, nationally.

In 1985, the Company formed John Deere Health Care, Inc. to more fully utilize the Company's expertise in the field of health care, which was developed from efforts to control its own health care costs. John Deere Health Care, Inc. currently provides health management programs and related administrative services, either directly or through its health maintenance organization subsidiaries. Heritage National Healthplan and John Deere Family Healthplan, for companies located in Illinois, Iowa, Wisconsin and Tennessee. At October 31, 1993, 234,931 individuals were enrolled in these programs, of which 69,352 were John Deere employees, retirees and their dependents.

For additional financial information on insurance and health care operations, see the material under the caption "Insurance and Health Care Operations" on pages 31 and 32.

ENVIRONMENTAL MATTERS

In 1990, certain Clean Air Act Amendments were adopted by Congress which require the Environmental Protection Agency (the "EPA") to study emissions from off-road engines and equipment, including virtually all of the equipment manufactured by the Company. If the EPA determines such emissions contribute to air quality problems, the EPA is required to promulgate regulations containing standards applicable to such emissions. The EPA may promulgate such regulations sometime during 1994. Although at this time management cannot assess the impact that such regulations (if promulgated) would have upon the Company, management does not believe that it is likely to be material.

The Company has been designated a potentially responsible party (PRP), in conjunction with other parties, in certain government actions associated with hazardous waste sites. As a PRP, the Company has been and will be required to pay a portion of the costs of evaluation and cleanup of these sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or operating results of the Company.

EMPLOYEES

At October 31, 1993, John Deere had 33,070 employees, including 24,942 employees in the United States and Canada. Unions are certified as bargaining agents for approximately 95 percent of John Deere's United States employees. Most of the Company's United States production and maintenance employees are covered by a contract with the United Automobile Workers with an expiration date of October 1, 1994.

The majority of employees at John Deere facilities overseas are also represented by unions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Following are the names and ages of the executive officers of the Company, their positions with the Company and summaries of their backgrounds and business experience. All executive officers are elected or appointed by the Board of Directors and hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders in each year.

NAME, AGE AND OFFICE (AT DECEMBER 31,        PRINCIPAL OCCUPATION DURING LAST
1993), AND YEAR ELECTED TO OFFICE            FIVE YEARS OTHER THAN OFFICE OF
                                             THE COMPANY CURRENTLY HELD

Hans W. Becherer, 58, Chairman, 1990         1990 and prior, President

David H. Stowe, Jr., 57, President, 1990     1990 and prior,
                                               Executive Vice President

Bill C. Harpole, 59,                         1990 and prior,
  Executive Vice President, 1990               Senior Vice President

Eugene L. Schotanus, 56,                     1990 and prior,
  Executive Vice President, 1990               Senior Vice President

Joseph W. England, 53,                       -
  Senior Vice President, 1981

J. Michael Frank, 55,                        1989 and prior,
  Senior Vice President, 1989                  Vice President

Bernard L. Hardiek, 53                       1990 and prior,
Senior Vice President, 1990                    Vice President

John K. Lawson, 53,                          1992 and prior,
Senior Vice President, 1992                    Vice President

Michael S. Plunkett, 56,                     -
Senior Vice President, 1983

Pierre E. Leroy, 45,                         -
Vice President and Treasurer, 1987

Frank S. Cottrell, 51,                       1991-1993, Secretary and
Vice President, Secretary and                  General Counsel
  General Counsel, 1993                      1987-1991, Secretary and
                                               Associate General Counsel

- -------------------------------------------------------------------------------

ITEM 2.  PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations also own and operate buildings housing seven sales branches, one centralized parts depot, five regional parts depots and several transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 4.8 million square feet of floor space. The Equipment Operations also own and operate buildings housing three sales branches, one centralized parts depot and three regional parts depots in Europe. These facilities contain approximately 850,000 square feet of floor space.

The Deere Administrative Center and nearby office facilities for its insurance and health care activities, all of which are owned by John Deere, together contain about 733,000 square feet of floor space. John Deere also leases office space in various locations. John Deere's obligations on these leases are not material.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. The Company and certain subsidiaries of the Capital Corporation are currently involved in legal actions relating to alleged violations of certain technical provisions of Texas consumer credit statutes in connection with John Deere Company's financing of the retail purchase of recreational vehicles and boats in that state. These actions include: a class action brought by Russell Durrett individually and on behalf of others against John Deere Company (filed in state court on February 19, 1992 and removed on February 26, 1992 to the United States District Court for the Northern District of Texas, Dallas Division), which case was certified as a class action by the court on November 6, 1992; and a class action titled DEERE CREDIT, INC. V. SHIRLEY Y. MORGAN, ET AL., originally filed on February 20 1992 and certified in the 281st Judicial District Court of Harris County, Texas, on October 12, 1993 for all persons who opt out of the federal class action. The Company and the Capital Corporation subsidiaries believe that they have substantial defenses and intend to defend the actions vigorously. Although it is not possible to predict the outcome of these unresolved legal actions and the amounts of claimed damages and penalties are large, the Company believes that these unresolved legal actions will not have a material adverse effect on the Company's consolidated financial position.


ITEM 4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS.

         None.

PART II

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt, Germany Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental 1993 and 1992 Quarterly Information (Unaudited)" on page 47.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(Millions of dollars except per share amounts)

                                                1993      1992      1991      1990      1989
- ----------------------------------------------------------------------------------------------
For the Year Ended October 31:
Total net sales and revenues                  $ 7,754   $ 6,961   $ 7,055   $ 7,875   $ 7,220
Income (loss) before changes in
  accounting*                                 $   184   $    37   $   (20)  $   411   $   380
Net income (loss)                             $  (921)  $    37   $   (20)  $   411   $   380
Income (loss) per share before
  changes in accounting -
  primary and fully diluted*                  $  2.39   $   .49   $  (.27)   $ 5.42   $  5.06
Net income (loss) per share-
  primary and fully diluted                   $(11.91)  $   .49   $  (.27)   $ 5.42   $  5.06
Dividends declared per share                  $  2.00   $  2.00   $  2.00   $  2.00   $  1.30
At October 31:
Total assets                                  $11,352   $11,446   $11,649   $10,664   $ 9,145
Long-term borrowings                          $ 2,548   $ 2,473   $ 2,206   $ 1,786   $ 1,676

*See description of accounting changes on pages 36 and 37.
- ----------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 24-35.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 18-47 .


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 14, 1994 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office" is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive officers of the registrant".


ITEM 11.  EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions "Option/SAR Grants in Last Fiscal Year", "Summary Compensation Table" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

(a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

          The information on the security ownership of a certain beneficial owner contained in the proxy statement under the caption "Principal Holders of Voting Securities" is incorporated by reference.

(b)       SECURITY OWNERSHIP OF MANAGEMENT.

          The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director and (ii) the directors and officers as a group, contained in the proxy statement under the captions "Election of Directors", "Directors Continuing in Office" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" is incorporated herein by reference.

(c)       CHANGE IN CONTROL.

          None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information on certain relationships and related transactions contained in the proxy statement under "Certain Business Relationships" is incorporated herein by reference.

PART IV
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1)    FINANCIAL STATEMENTS                                         Page

Statement of Consolidated Income for the years ended                     18
October 31, 1993, 1992 and 1991

Consolidated Balance Sheet, October 31, 1993 and 1992                    20

Statement of Consolidated Cash Flows for the years ended                 22
October 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements                               36

(a)(2)    SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS


Schedule I - Marketable Securities - Other Investments,                  52
October 31, 1993 and 1992

Schedule VIII - Valuation and Qualifying Accounts,                       54
for the years ended October 31, 1993, 1992 and 1991

Schedule IX - Short-Term Borrowings, for the years ended                 56
October 31, 1993, 1992 and 1991

Schedule X - Supplementary Income Statement Information,                 60
for the years ended October 31, 1993, 1992 and 1991


(a)(3)    EXHIBITS

          SEE THE "INDEX TO EXHIBITS" ON PAGES 61-63 OF THIS REPORT.

Certain instruments relating to long-term borrowings constituting less than 10% of registrant's total assets, are not filed as exhibits herewith pursuant to
Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)       REPORTS ON FORM 8-K.

Current report on Form 8-K dated August 24, 1993 (Items 5 and 7).

          FINANCIAL STATEMENTS AND SCHEDULES OMITTED

The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required:
II, III, IV, V, VI, VII, XI, XII, XIII, and XIV.

- -------------------------------------------------------------------------------

                                   FOOTNOTES

1. Derived from data published in 1989 by the U.S. Department of Commerce - "1987 Census of Agriculture,", Vol. I Part 51, pp. 104-5.

2. U.S. Department of Agriculture, "World Grain Situation and Outlook," Foreign Agricultural Service Circular, FG-11-93, November, 1993, p.37.

3. U.S. Department of Agriculture, "Agricultural Outlook," Economic Research Service, November 1993, p.60.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME


- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                              CONSOLIDATED
                                                               (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                            YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                     1993          1992           1991
- -----------------------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . . . . . . . . .   $6,479.3       $5,723.4       $5,847.8
Finance and interest income. . . . . . . . . . . . . . . . . . .      562.8          615.4          654.4
Insurance and health care premiums . . . . . . . . . . . . . . .      554.2          495.5          444.1
Investment income. . . . . . . . . . . . . . . . . . . . . . . .       97.5           96.4           87.9
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .       59.7           30.0           21.0
                                                                   --------       --------       --------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,753.5        6,960.7        7,055.2
                                                                   --------       --------       --------
- -----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .    5,374.6        4,891.8        4,894.2
Research and development expenses. . . . . . . . . . . . . . . .      269.8          288.4          279.3
Selling, administrative and general expenses . . . . . . . . . .      845.0          842.8          839.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .      369.1          413.4          450.0
Insurance and health care claims and benefits. . . . . . . . . .      478.4          440.4          405.5
Other operating expenses . . . . . . . . . . . . . . . . . . . .       37.1           40.4           30.9
Restructuring costs. . . . . . . . . . . . . . . . . . . . . . .      107.2                         181.9
                                                                   --------       --------       --------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,481.2        6,917.2        7,081.4
                                                                   --------       --------       --------
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE INCOME TAXES
  AND CHANGES IN ACCOUNTING. . . . . . . . . . . . . . . . . . .      272.3           43.5          (26.2)
Provision (credit) for income taxes. . . . . . . . . . . . . . .       97.2           14.7           (5.2)
                                                                   --------       --------       --------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE CHANGES IN
  ACCOUNTING . . . . . . . . . . . . . . . . . . . . . . . . . .      175.1           28.8          (21.0)
                                                                   --------       --------       --------
- -----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED SUBSIDIARIES AND
  AFFILIATES BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Insurance and health care. . . . . . . . . . . . . . . . . . .        2.2            2.2            1.3
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7.1            6.4            (.5)
                                                                   --------       --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .        9.3            8.6             .8
                                                                   --------       --------       --------
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING . . . . . . . . . . .      184.4           37.4          (20.2)
Changes in accounting. . . . . . . . . . . . . . . . . . . . . .   (1,105.3)
                                                                   --------       --------       --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .   $ (920.9)      $   37.4       $  (20.2)
                                                                   --------       --------       --------
                                                                   --------       --------       --------
- -----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Primary and fully diluted:
  Income (loss) before changes in accounting . . . . . . . . . .   $   2.39       $    .49       $   (.27)
  Changes in accounting. . . . . . . . . . . . . . . . . . . . .     (14.30)
                                                                   --------       --------       --------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .   $ (11.91)      $    .49       $   (.27)
                                                                   --------       --------       --------
                                                                   --------       --------       --------
Dividends declared . . . . . . . . . . . . . . . . . . . . . . .   $   2.00       $   2.00       $   2.00
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------



The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 36 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, industrial equipment and lawn and grounds care equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 47 is an integral part of this statement.


- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
                                                         EQUIPMENT OPERATIONS
                                                   (DEERE & COMPANY WITH FINANCIAL
                                                    SERVICES ON THE EQUITY BASIS)                 FINANCIAL SERVICES
- -----------------------------------------------------------------------------------------------------------------------------------
                                                        Year Ended October 31                    Year Ended October 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)      1993      1992      1991                1993      1992      1991
- -----------------------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . .   $6,479.3  $5,723.4  $5,847.8
Finance and interest income. . . . . . . . . . . .       84.0      98.5     116.3             $ 482.4   $ 519.1   $ 540.8
Insurance and health care premiums . . . . . . . .                                              695.3     632.4     568.4
Investment income. . . . . . . . . . . . . . . . .                                               97.6      96.6      88.1
Other income . . . . . . . . . . . . . . . . . . .       23.3      22.8      21.2                42.0      13.8       6.9
                                                     --------  --------  --------            --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . . . . .    6,586.6   5,844.7   5,985.3             1,317.3   1,261.9   1,204.2
                                                     --------  --------  --------            --------  --------  --------
- -----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . .    5,381.1   4,902.2   4,903.9
Research and development expenses. . . . . . . . .      269.8     288.4     279.3
Selling, administrative and general expenses . . .      602.8     588.2     599.1               255.7     268.9     256.4
Interest expense . . . . . . . . . . . . . . . . .      180.3     197.5     192.7               192.5     218.2     260.1
Insurance and health care claims and benefits. . .                                              605.0     559.1     511.2
Other operating expenses . . . . . . . . . . . . .       18.0      24.6      17.5                19.2      16.0      13.5
Restructuring costs. . . . . . . . . . . . . . . .      107.2               181.9
                                                     --------  --------  --------            --------  --------  --------
  Total. . . . . . . . . . . . . . . . . . . . . .    6,559.2   6,000.9   6,174.4             1,072.4   1,062.2   1,041.2
                                                     --------  --------  --------            --------  --------  --------
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE INCOME TAXES
  AND CHANGES IN ACCOUNTING. . . . . . . . . . . .       27.4    (156.2)   (189.1)              244.9     199.7     163.0
Provision (credit) for income taxes. . . . . . . .       14.4     (48.9)    (57.6)               82.8      63.6      52.5
                                                     --------  --------  --------            --------  --------  --------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE CHANGES IN
  ACCOUNTING . . . . . . . . . . . . . . . . . . .       13.0    (107.3)   (131.5)              162.1     136.1     110.5
                                                     --------  --------  --------            --------  --------  --------
- -----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED SUBSIDIARIES AND
  AFFILIATES BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . .      122.2     106.0      83.5
  Insurance and health care. . . . . . . . . . . .       42.1      32.3      28.3                 2.2       2.2       1.3
  Other. . . . . . . . . . . . . . . . . . . . . .        7.1       6.4       (.5)
                                                     --------  --------  --------            --------  --------  --------
    Total. . . . . . . . . . . . . . . . . . . . .      171.4     144.7     111.3                 2.2       2.2       1.3
                                                     --------  --------  --------            --------  --------  --------
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING . . . .      184.4      37.4     (20.2)              164.3     138.3     111.8
Changes in accounting. . . . . . . . . . . . . . .   (1,105.3)                                   (6.9)
                                                     --------  --------  --------            --------  --------  --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .   $ (920.9)  $  37.4   $ (20.2)            $ 157.4   $ 138.3   $ 111.8
                                                     --------  --------  --------            --------  --------  --------
                                                     --------  --------  --------            --------  --------  --------
- ------------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------


DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                                                CONSOLIDATED
                                                                                (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
- -----------------------------------------------------------------------------------------------------------------------------------
 (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                                              OCTOBER 31
 ASSETS                                                                                       1993          1992
- -----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents...............................................................  $      338.2  $    216.8
Marketable securities carried at cost...................................................         994.8       954.1
Receivables from unconsolidated subsidiaries and affiliates.............................           4.0        21.8
Dealer accounts and notes receivable - net..............................................       2,793.7     2,945.7
Credit receivables - net................................................................       3,754.8     4,394.7
Other receivables.......................................................................         288.5       179.3
Equipment on operating leases - net.....................................................         195.4       167.8
Inventories.............................................................................         464.4       524.7
Property and equipment - net............................................................       1,240.3     1,307.9
Investments in unconsolidated subsidiaries and affiliates...............................         140.6       117.7
Intangible assets - net.................................................................         296.8       337.6
Other assets............................................................................          42.8       140.5
Deferred income taxes...................................................................         681.7        24.1
Deferred charges........................................................................         115.9       112.9
                                                                                          ------------  ----------
- -----------------------------------------------------------------------------------------------------------------------------------
Total...................................................................................  $   11,351.9  $ 11,445.6
                                                                                          ------------  ----------
                                                                                          ------------  ----------
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings...................................................................  $    1,601.4  $  3,080.3
Payables to unconsolidated subsidiaries and affiliates..................................          32.8        19.7
Accounts payable and accrued expenses...................................................       2,064.3     1,845.0
Insurance and health care claims and reserves...........................................         578.8       567.2
Accrued taxes...........................................................................          71.0        68.7
Deferred income taxes...................................................................           8.6        25.2
Long-term borrowings....................................................................       2,547.5     2,473.0
Retirement benefit accruals and other liabilities.......................................       2,362.1       716.2
                                                                                          ------------  ----------
    Total liabilities...................................................................       9,266.5     8,795.3
                                                                                          ------------  ----------
- -----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 200,000,000 shares; issued - 85,747,035 shares
 in 1993 and 76,524,114 shares in 1992) at stated value.................................       1,436.8       840.0
Retained earnings.......................................................................         926.5     2,004.3
Minimum pension liability adjustment....................................................        (215.5)     (156.4)
Cumulative translation adjustment.......................................................         (41.5)      (19.4)
Unamortized restricted stock compensation...............................................          (8.2)       (7.3)
Common stock in treasury, 244,934 shares in 1993 and 203,462 shares in 1992, at cost....         (12.7)      (10.9)
                                                                                          ------------  ----------

    Total stockholders' equity..........................................................       2,085.4     2,650.3
                                                                                          ------------  ----------
- -----------------------------------------------------------------------------------------------------------------------------------
Total...................................................................................  $   11,351.9  $ 11,445.6
                                                                                          ------------  ----------
                                                                                          ------------  ----------
- -----------------------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirments of FASB Statement No.94. In the supplemental consolidating data in this statement "Equipment Operations" (Deere & Company with Financial Services on the Equity Bases) reflect the basis of consolidation described on page 36 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 47 is an integral part of this statement.

- --------------------------------------------------------------------------------

                                                                           EQUIPMENT OPERATIONS
                                                                           (DEERE & COMPANY WITH
                                                                           FINANCIAL SERVICES ON
                                                                           THE EQUITY BASIS)          FINANCIAL SERVICES
- -----------------------------------------------------------------------------------------------------------------------------------
 (IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                                 OCTOBER 31              OCTOBER 31
 ASSETS                                                                        1993         1992        1993         1992
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents............................................       $   71.7    $   40.4     $  266.5     $  176.4
Marketable securities carried at cost................................                                   994.8        954.1
Receivables from unconsolidated subsidiaries and affiliates..........          511.9       160.7                      10.0
Dealer accounts and notes receivable - net...........................        2,793.7     2,945.7
Credit receivables - net.............................................          115.8        80.1      3,639.0      4,314.6
Other receivables....................................................           14.3                    275.3        180.2
Equipment on operating leases - net..................................           76.2        82.7        119.2         85.1
Inventories..........................................................          464.4       524.7
Property and equipment - net.........................................        1,215.5     1,286.5         24.8         21.5
Investments in unconsolidated subsidiaries and affiliates............        1,341.7     1,265.4         52.1         35.3
Intangible assets - net..............................................          277.8       315.6         19.0         22.0
Other assets.........................................................           24.8       125.0         18.0         15.5
Deferred income taxes................................................          628.9                     52.8         49.6
Deferred charges.....................................................           81.5        81.5         34.4         31.4
                                                                            --------    --------     --------    ---------
- -----------------------------------------------------------------------------------------------------------------------------------
Total................................................................       $7,618.2    $6,908.3     $5,495.9    $ 5,895.7
                                                                            --------    --------     --------    ---------
                                                                            --------    --------     --------    ---------
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings................................................       $  476.3    $  856.2     $1,125.1     $2,224.1
Payables to unconsolidated subsidiaries and affiliates...............           32.8        19.7        507.9        148.9
Accounts payable and accrued expenses................................        1,533.4     1,319.3        532.0        526.6
Insurance and health care claims and reserves........................                                   578.8        567.2
Accrued taxes........................................................           66.1        65.4          4.9          3.4
Deferred income taxes................................................            8.4        50.4           .2           .3
Long-term borrowings.................................................        1,069.3     1,234.1      1,478.2      1,238.9
Retirement benefit accruals and other liabilities....................        2,346.5       712.9         15.6          3.3
                                                                            --------    --------     --------    ---------
    Total liabilities................................................        5,532.8     4,258.0      4,242.7      4,712.7
                                                                            --------    --------     --------    ---------
- -----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 200,000,000 shares; issued
  85,747,035 shares in 1993 and 76,524,114 shares in 1992) at
  stated value.......................................................        1,436.8       840.0        208.2        204.9
Retained earnings....................................................          926.5     2,004.3      1,046.5        974.9
Minimum pension liability adjustment.................................         (215.5)     (156.4)
Cumulative translation adjustment....................................          (41.5)      (19.4)        (1.5)         3.2
Unamortized restricted stock compensation............................           (8.2)       (7.3)
Common stock in treasury, 244,934 shares in 1993 and 203,462 shares
  in 1992, at cost...................................................          (12.7)      (10.9)
                                                                            --------    --------     --------    ---------
    Total stockholders' equity.......................................        2,085.4     2,650.3      1,253.2      1,183.0
                                                                            --------    --------     --------    ---------
- -----------------------------------------------------------------------------------------------------------------------------------
Total................................................................       $7,618.2    $6,908.3     $5,495.9    $ 5,895.7
                                                                            --------    --------     --------    ---------
                                                                            --------    --------     --------    ---------
- -----------------------------------------------------------------------------------------------------------------------------------


DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS


- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                 CONSOLIDATED
                                                                (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                              1993           1992            1991
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .    $  (920.9)     $    37.4      $   (20.2)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Changes in accounting, cumulative net adjustment . . . . . . .     1,105.3
 Provision for doubtful receivables . . . . . . . . . . . . . .        32.6           55.3           69.6
 Provision for depreciation . . . . . . . . . . . . . . . . . .       257.2          250.4          209.2
 Provision for restructuring costs. . . . . . . . . . . . . . .        78.5                         181.9
 Undistributed earnings of unconsolidated subsidiaries
  and affiliates. . . . . . . . . . . . . . . . . . . . . . . .        (7.7)          (7.2)          (2.7)
 Provision (credit) for deferred income taxes . . . . . . . . .       (30.4)         (15.9)        (100.1)
 Changes in assets and liabilities:
   Receivables. . . . . . . . . . . . . . . . . . . . . . . . .       102.3           13.9           67.7
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        35.4           (3.0)         134.8
   Accounts payable and accrued expenses. . . . . . . . . . . .        94.2          (57.3)         (65.0)
   Insurance and health care claims and reserves. . . . . . . .         8.2           80.8           34.7
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        79.4            3.9           84.9
                                                                  ---------      ---------      ---------
     Net cash provided by operating activities. . . . . . . . .       834.1          358.3          594.8
                                                                  ---------      ---------      ---------
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . . . . . . . . . . .    2,995.5        3,008.9        2,642.1
Proceeds from sales of credit receivables. . . . . . . . . . . .    1,148.3          696.7            6.0
Proceeds from sales of marketable securities . . . . . . . . . .      320.9          278.2          136.3
Proceeds from sales of equipment on operating leases . . . . . .       46.5           43.9           32.4
Cost of credit receivables acquired. . . . . . . . . . . . . . .   (3,635.1)      (3,460.6)      (3,537.3)
Purchases of marketable securities . . . . . . . . . . . . . . .     (346.5)        (372.2)        (200.6)
Purchases of property and equipment. . . . . . . . . . . . . . .     (206.5)        (285.7)        (298.0)
Cost of operating leases acquired. . . . . . . . . . . . . . . .     (106.3)         (63.2)         (53.9)
Acquisition of businesses. . . . . . . . . . . . . . . . . . . .                                    (87.4)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1.8)          20.3            (.4)
                                                                  ---------      ---------      ---------
     Net cash provided by (used for) investing activities. . . .      215.0         (133.7)      (1,360.8)
                                                                  ---------      ---------      ---------
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings . . . . . . . . . .   (1,487.1)        (533.9)         453.2
Change in intercompany receivables/payables. . . . . . . . . . .
Proceeds from issuance of long-term borrowings . . . . . . . . .      687.1          772.0          776.5
Principal payments on long-term borrowings . . . . . . . . . . .     (546.3)        (359.8)        (204.8)
Proceeds from issuance of common stock . . . . . . . . . . . . .      586.0            2.4            1.7
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .     (152.9)        (152.5)        (152.3)
Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12.9)         (13.8)         (13.7)
                                                                  ---------      ---------      ---------
     Net cash provided by (used for) financing activities. . . .    (926.1)        (285.6)         860.6
                                                                  ---------      ---------      ---------
- -----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . .       (1.6)           (.7)          (1.5)
                                                                  ---------      ---------      ---------
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .      121.4          (61.7)          93.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . .      216.8          278.5          185.4
                                                                   --------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . .   $  338.2      $   216.8      $   278.5
                                                                   --------      ---------      ---------
                                                                   --------      ---------      ---------
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------


The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 36 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 47 is an integral part of this statement.


- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                 EQUIPMENT OPERATIONS                     FINANCIAL SERVICES
                                                           (DEERE & COMPANY WITH FINANCIAL
                                                             SERVICES ON THE EQUITY BASIS)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                YEAR ENDED OCTOBER 31                  YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                    1993       1992           1991        1993         1992         1991
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . .  $ (920.9)  $   37.4       $  (20.2)   $   157.4    $   138.3   $   111.8
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Changes in accounting, cumulative net adjustment. . . .   1,105.3                                    6.9
 Provision for doubtful receivables. . . . . . . . . . .       2.3        3.1            1.9         30.3         52.2        67.6
 Provision for depreciation. . . . . . . . . . . . . . .     233.5      230.5          192.2         23.6         19.9        17.0
 Provision for restructuring costs . . . . . . . . . . .      78.5                     181.9
 Undistributed earnings of unconsolidated subsidiaries
  and affiliates . . . . . . . . . . . . . . . . . . . .     (84.5)     (43.5)         (26.8)        (1.6)        (1.8)       (1.1)
 Provision (credit) for deferred income taxes. . . . . .     (30.7)      (4.1)         (80.9)          .3        (11.8)      (19.2)
 Changes in assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . .     101.6       13.5           88.4           .6           .9       (20.6)
   Inventories . . . . . . . . . . . . . . . . . . . . .      35.4       (3.0)         134.8
   Accounts payable and accrued expenses . . . . . . . .      79.7      (90.7)        (117.3)        14.7         32.9        52.2
   Insurance and health care claims and reserves . . . .                                              8.2         80.8        34.7
   Other . . . . . . . . . . . . . . . . . . . . . . . .     101.6        4.8           95.9        (22.2)         (.9)      (11.0)
                                                          --------   --------       --------    ---------    ---------   ---------
     Net cash provided by operating activities . . . . .     701.8      148.0          449.9        218.2        310.5       231.4
                                                          --------   --------       --------    ---------    ---------   ---------
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . . . . . . .      87.7       78.5           79.7      2,907.8      2,930.5     2,562.4
Proceeds from sales of credit receivables. . . . . . . .       5.7       14.0            6.0      1,161.7        703.6        27.4
Proceeds from sales of marketable securities . . . . . .                                            320.9        278.2       136.3
Proceeds from sales of equipment on operating leases . .      25.4       27.1           12.2         21.1         16.8        20.2
Cost of credit receivables acquired. . . . . . . . . . .    (124.1)     (82.5)         (76.3)    (3,530.1)    (3,399.1)   (3,488.3)
Purchases of marketable securities . . . . . . . . . . .                                           (346.5)      (372.2)     (200.6)
Purchases of property and equipment. . . . . . . . . . .    (197.4)    (275.7)        (295.2)        (9.2)       (10.1)       (2.8)
Cost of operating leases acquired. . . . . . . . . . . .     (31.8)     (31.6)         (12.5)       (74.5)       (31.5)      (41.4)
Acquisition of businesses. . . . . . . . . . . . . . . .                               (71.1)                                (16.3)
Other    . . . . . . . . . . . . . . . . . . . . . . . .       8.4       17.0          (12.8)       (10.2)        (5.6)         .4
                                                          --------   --------       --------    ---------    ---------   ---------
     Net cash provided by (used for) investing
       activities. . . . . . . . . . . . . . . . . . . .    (226.1)    (253.2)        (370.0)       441.0        110.6    (1,002.7)
                                                          --------   --------       --------    ---------    ---------   ---------
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings . . . . . .    (464.7)      50.1          133.2     (1,022.3)      (584.0)      319.9
Change in intercompany receivables/payables. . . . . . .    (359.1)      43.9         (121.2)       359.1        (43.9)      121.2
Proceeds from issuance of long-term borrowings . . . . .        .1      249.4          350.2        687.0        522.7       426.3
Principal payments on long-term borrowings . . . . . . .     (39.4)    (132.4)        (202.9)      (506.9)      (227.5)       (1.9)
Proceeds from issuance of common stock . . . . . . . . .     586.0        2.4            1.7
Dividends paid . . . . . . . . . . . . . . . . . . . . .    (152.9)    (152.5)        (152.3)       (85.9)      (100.2)      (86.5)
Other    . . . . . . . . . . . . . . . . . . . . . . . .     (12.9)     (13.8)         (13.7)                      8.9        12.0
                                                          --------   --------       --------    ---------    ---------   ---------
     Net cash provided by (used for) financing
       activities. . . . . . . . . . . . . . . . . . . .    (442.9)      47.1           (5.0)      (569.0)      (424.0)      791.0
                                                          --------   --------       --------    ---------    ---------   ---------
- -----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . .      (1.5)       (.6)          (1.5)         (.1)         (.1)
                                                          --------   --------       --------    ---------    ---------   ---------
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .      31.3      (58.7)          73.4         90.1         (3.0)       19.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . .      40.4       99.1           25.7        176.4        179.4       159.7
                                                          --------   --------       --------    ---------    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . .  $   71.7   $   40.4       $   99.1    $   266.5    $   176.4   $   179.4
                                                          --------   --------       --------    ---------    ---------   ---------
                                                          --------   --------       --------    ---------    ---------   ---------
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991 (UNAUDITED)
- -------------------------------------------------------------------------------
BUSINESS AND SEGMENT DESCRIPTION

The company's operations are categorized into five business segments described below.

     The company's worldwide agricultural equipment segment manufactures and distributes a full range of equipment used in commercial farming - including tractors; tillage, soil preparation, planting and harvesting machinery; and crop handling equipment.

     The company's worldwide industrial equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; scrapers; motor graders; excavators; and log skidders. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     The company's worldwide lawn and grounds care equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

      The company's credit segment, which operates in the United States and Canada, purchases and finances retail notes from John Deere's equipment sales branches in the United States and Canada. The notes are acquired by the sales branches through John Deere retail dealers and originate in connection with retail sales by dealers of new John Deere equipment and used equipment. The credit segment also purchases and finances retail notes unrelated to John Deere equipment, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of that equipment (recreational product retail notes). The credit subsidiaries also lease John Deere equipment to retail customers, finance and service unsecured revolving charge accounts acquired from merchants in the agricultural, lawn and grounds care and marine retail markets, and provide wholesale financing for recreational vehicles and John Deere engine inventories held by dealers of those products.

     The company's insurance and health care segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers; group life and group accident and health insurance for employees of the company; life and annuity products to the general public and credit physical damage insurance in connection with certain retail sales of John Deere products financed by the credit subsidiaries. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of Deere & Company.

     Deere & Company's consolidated financial statements result from consolidation of the company's agricultural equipment, industrial equipment and lawn and grounds care equipment businesses with its Financial Services businesses (credit, insurance and health care). The consolidation procedure is explained on page 36 in the notes to the consolidated financial statements. The notes explain how the terms "Equipment Operations", "Financial Services" and "Consolidated" are used in this report to help readers understand the data presented. These terms are used in Management's Discussion and Analysis for clarification or emphasis.



SUMMARY
- ----------------------------------------------------------------------------------------
(In millions of dollars
except per share amounts)                            1993           1992           1991
- ----------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales:
   Agricultural equipment . . . . . . . . . . . .  $ 4,078         $3,759         $4,054
   Industrial equipment . . . . . . . . . . . . .    1,348          1,068          1,014
   Lawn and grounds care equipment. . . . . . . .    1,053            896            780
                                                   -------         ------         ------
     Total net sales. . . . . . . . . . . . . . .    6,479          5,723          5,848
Financial Services revenues . . . . . . . . . . .    1,175          1,124          1,078
Other revenues . . . . . . . . . . . . . . . . . .     100            114            129
                                                   -------         ------         ------

   Total net sales and revenues . . . . . . . . .  $ 7,754         $6,961         $7,055
                                                   -------         ------         ------
                                                   -------         ------         ------
Income (loss) before
   changes in accounting. . . . . . . . . . . . .  $   184*        $   37         $  (20)***
Changes in accounting . . . . . . . . . . . . . .   (1,105)**
                                                   -------         ------         ------
Net income (loss). . . . . . . . . . . . . . . . . $  (921)*       $   37         $  (20)***
                                                   -------         ------         ------
                                                   -------         ------         ------
Per share:
Income (loss) before changes
  in accounting. . . . . . . . . . . . . . . . . . $  2.39*        $  .49         $ (.27)***
Changes in accounting. . . . . . . . . . . . . . .  (14.30)**
                                                   -------         ------         ------
Net income (loss). . . . . . . . . . . . . . . . . $(11.91)*       $  .49         $ (.27)***
                                                   -------         ------         ------
                                                   -------         ------         ------

* Includes after-tax restructuring costs of $80 million or $1.03 per share. See page 37.

** After-tax cumulative adjustment for the adoption of Financial Accounting
   Standards Board Statement Nos. 106 and 112. See pages 36 and 37.

***Includes after-tax restructuring costs of $120 million or $1.58 per share.
   See page 37.


- ----------------------------------------------------------------------------------------------------------
                                                                    1993           1992          1991
- ----------------------------------------------------------------------------------------------------------
NET SALES BY MAJOR MARKETS
United States. . . . . . . . . . . . . . . . . . . . . . . . . .     $4,431         $3,768         $3,968
Canada     . . . . . . . . . . . . . . . . . . . . . . . . . . .        503            379            381
Europe, Africa and Middle East . . . . . . . . . . . . . . . . .      1,126          1,147          1,148
Central and South America. . . . . . . . . . . . . . . . . . . .        212            251            171
Asia--Pacific Region . . . . . . . . . . . . . . . . . . . . . .        207            178            180
                                                                     ------         ------         ------
  Total    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,479         $5,723         $5,848
                                                                     ------         ------         ------
                                                                     ------         ------         ------
- -----------------------------------------------------------------------------------------------------------


      Net sales of service parts and accessories, which are included in the previous totals, amounted to $1,358 million in 1993, $1,260 million in 1992 and $1,243 million in 1991.

1993 COMPARED WITH 1992 (UNAUDITED)
- -------------------------------------------------------------------------------
MARKET CONDITIONS

North American agricultural economic conditions were generally more favorable than in 1992. Although flooding and excessively wet conditions in certain areas of the Midwest and drought conditions in parts of the Southeast resulted in an estimated 31 percent decrease in corn production and a 16 percent decline in soybean production in 1993, United States farm cash income is expected to achieve a record level in 1993. The lower production caused grain prices to rise above 1992 levels. Livestock producers enjoyed favorable prices and profit margins during 1993 and farmers boosted their cash flow by selling inventories accumulated from record corn and soybean yields in 1992. Additionally, direct government payments to farmers are expected to increase in 1993, aiding farmers most heavily impacted by this year's flooding. Uncertainties over the passage of a new investment tax credit were resolved in 1993 as the anticipated tax credit was not included in the final tax legislation. Consequently, many United States farmers who had delayed making purchases in 1992 bought equipment this year. Sales in Canada were boosted by a special 13-month investment tax credit in effect from December 1992 to December 1993. As a result of these developments, North American retail sales of John Deere agricultural equipment were considerably higher in 1993 compared with last year.

     The North American general economy continued its slow expansion in 1993. In the United States, housing starts increased about five percent during the year with second-half strength overcoming a very sluggish first half. Real public construction was up slightly from the previous year's level while nonresidential construction was flat. However, the cumulative effects of the rebound in economic activity were felt in 1993, as housing starts were up more than 25 percent from their 1991 level and real public construction was nine percent larger. Consequently, North American retail sales of industrial and construction machinery for both the industry and John Deere rose significantly in 1993.

      Consumer spending for durable goods rose briskly in 1993, and North American retail sales of John Deere lawn and grounds care equipment increased significantly. Sales were also supported by favorable moisture conditions over most areas throughout the prime selling season. However, dry conditions did emerge in portions of the Southeast and Northeast which impeded some late season buying activity.

     Industry retail sales of agricultural equipment in overseas markets in general remained relatively weak during 1993. However, overseas retail sales of John Deere agricultural equipment were higher in 1993 than in 1992, reflecting good acceptance of the company's new tractors and combines. Despite recessionary conditions prevailing in most European markets and in Japan, overseas retail sales of John Deere lawn and grounds care equipment continued to expand in 1993. Overseas industrial and construction equipment markets were relatively flat in 1993 compared with 1992.

     Acquisitions of receivables and leases by the company's credit subsidiaries were somewhat higher in 1993 compared with last year due primarily to growth in revolving charge accounts, leases and wholesale receivables. Although retail sales of John Deere equipment were higher in 1993, acquisitions of John Deere retail notes were down slightly compared with last year reflecting a higher level of cash purchases by John Deere customers and a more competitive financing environment, particularly during the latter part of 1993. Acquisitions of recreational product retail notes were significantly lower in 1993 due mainly to a very competitive financing market. Although relatively soft market conditions continued during 1993 in the property/casualty insurance industry, John Deere's insurance premium volumes increased in 1993 over 1992. Health care premium volumes were considerably higher in 1993 reflecting continued growth in the company's health care operations.

OPERATING RESULTS

Deere & Company's operating results before the effects of special items (restructuring charges, changes in accounting standards and tax law changes) improved significantly in 1993 as a result of substantial improvement in the company's North American equipment operations and continued strong performance of the Financial Services subsidiaries. Worldwide income in 1993 was $286 million or $3.70 per share before the effects of the special items, compared with net income of $37 million or $.49 per share in 1992. However, 1993 reported results were affected by the special items described below. After the effects of the restructuring charges, the incremental expense from the accounting changes and the tax rate change, income in 1993 was $184 million or $2.39 per share. The company incurred a worldwide net loss in 1993 of $921 million or $11.91 per share after all of the special items including the cumulative effect of the accounting changes.

- -----------------------------------------------------------------------------------------------------------------------------------
(In millions of dollars                                                                                  PER SHARE
except per share amounts)                                              1993          1992           1993           1992
- -----------------------------------------------------------------------------------------------------------------------------------
Income before special items. . . . . . . . . . . . . . . . . . .     $   286       $    37        $  3.70        $   .49
Restructuring charges. . . . . . . . . . . . . . . . . . . . . .         (80)                       (1.03)
Incremental expense from changes in
    accounting standards . . . . . . . . . . . . . . . . . . . .         (38)                        (.49)
Effect of tax rate change. . . . . . . . . . . . . . . . . . . .          16                          .21
                                                                     -------       -------        -------        -------

Income before cumulative effect of
    changes in accounting standards. . . . . . . . . . . . . . .         184            37           2.39            .49
Cumulative effect of changes in
     accounting standards. . . . . . . . . . . . . . . . . . . .      (1,105)                      (14.30)
                                                                     -------       -------        -------        -------
Worldwide net income (loss). . . . . . . . . . . . . . . . . . .     $  (921)      $    37        $(11.91)       $   .49
                                                                     -------       -------        -------        -------
                                                                     -------       -------        -------        -------
- -----------------------------------------------------------------------------------------------------------------------------------

      During the second quarter of 1993, the company announced and initiated plans to downsize and rationalize its European operations. This resulted in a second quarter provision for restructuring charges of $80 million after income taxes or $1.03 per share ($107 million before income taxes), representing costs of employment reductions to be implemented during 1993 and the next few years. The resulting restructuring should improve future overseas operating results.

      In the fourth quarter of 1993, effective November 1, 1992, the company adopted Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 112, Employers' Accounting for Postemployment Benefits. The aggregate cumulative effect of adopting the new standards as of November 1, 1992, which relate mainly to retiree health care and life insurance benefits, was a non-cash charge of $1,105 million after income taxes or $14.30 per share ($1,728 million before income taxes). Additionally, the adoption of these standards resulted in an incremental non-cash after-tax increase in 1993 postretirement and postemployment benefits expense of $38 million or $.49 per share ($60 million before income taxes). The incremental postretirement and postemployment benefits expense relating to the Financial Services subsidiaries was immaterial. Additional information is presented on pages 36, 37 and 47 of the notes to the consolidated financial statements.

    The Omnibus Budget Reconciliation Act of 1993, which enacted an increase in the United States federal statutory income tax rate from 34 percent to 35 percent effective January 1, 1993, was signed into law during the fourth quarter of 1993. In accordance with FASB Statement No. 109, Accounting for Income Taxes, income taxes relating to previously reported United States taxable income were recalculated and the United States deferred income tax assets and liabilities as of the enactment date were revalued during the fourth quarter of 1993 using the new tax rate of 35 percent. This resulted in a credit of $16 million or $.21 per share to the provision for income taxes. This tax rate change had an immaterial effect on the Financial Services subsidiaries. Additional information is presented on page 39 of the notes to the consolidated financial statements.

      The company's total worldwide net sales and revenues, which include net sales of equipment and revenues from the credit, insurance and health care operations, increased 11 percent to $7,754 million in 1993 compared with net sales and revenues of $6,961 million in 1992. Worldwide net sales of equipment to dealers were $6,479 million in 1993, an increase of 13 percent from sales of $5,723 million last year. The physical volume of the company's worldwide sales to dealers increased approximately nine percent in 1993. Worldwide production tonnage of all John Deere products in 1993 was 11 percent higher than last year.

     Finance and interest income decreased nine percent to $563 million in 1993 compared with $615 million last year, while insurance and health care premiums increased 12 percent to $554 million in the current year compared with $496 million in 1992.

     Worldwide net sales of John Deere agricultural equipment increased eight percent to $4,078 million in 1993 from last year's volume of $3,759 million. Worldwide industrial equipment net sales of $1,348 million increased 26 percent from $1,068 million last year. Net sales of lawn and grounds care equipment totaled $1,053 million in 1993 compared with $896 million last year, representing an increase of 18 percent.

     Net sales to dealers of John Deere equipment in the United States and Canada increased 19 percent to $4,934 million compared with $4,147 million in 1992. Net sales of equipment overseas totaled $1,545 million, a decrease of two percent compared with last year's net sales of $1,576 million. Excluding the effects of price increases and changes in currency relationships, the physical volume of overseas sales was approximately one percent higher in 1993 than in 1992

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, had income of $114 million in 1993 before the effects of the previously mentioned special items, compared with a net loss of $107 million in 1992. Including the restructuring charges, the incremental effect of the accounting changes and the tax rate change, the Equipment Operations' income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million in 1993 after all of the special items including the cumulative effect of the accounting changes. Income of the company's credit subsidiaries before the cumulative effect of the accounting changes totaled $122 million in 1993, while net income after the accounting changes was $118 million compared with last year's net income of $106 million. Income from insurance and health care operations before the cumulative effect of the accounting changes was $42 million in 1993, while net income after the accounting changes totaled $39 million compared with net income of $32 million last year. Additional information is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 30 through 32.

     The improved operating results of the Equipment Operations in 1993 were attributable to the company's North American equipment operations. Sales and production volumes were higher this year in response to increased retail demand, and price realization improved in all of the company's North American equipment businesses compared with 1992 as sales incentive cost levels were significantly lower. Additionally, productivity continued to improve during 1993. North American sales increased 19 percent and production tonnage was 15 percent higher in 1993 than last year. However, the overseas equipment operations incurred a substantially higher net loss this year, primarily due to lower production volumes, higher cost levels and unfavorable changes in European currency relationships. Reflecting the effects of the improved North American operations, the worldwide ratio of cost of goods sold to net sales decreased to 83.1 percent in 1993 compared with 85.7 percent last year. The cost ratio of the overseas operations was significantly higher this year. The aggregate of the Equipment Operations' research and development and selling, administrative and general expenses was $4 million lower in 1993 compared with last year, primarily due to lower employment levels. After-tax results of the Equipment Operations in 1993 benefited by $33 million or $.43 per share from the reduction of inventories valued on a last-in, first-out (LIFO) basis compared to LIFO inventory benefits of $43 million or $.56 per share in 1992. Additional information is presented on page 42 of the notes to the consolidated financial statements. The 1993 income tax provision relating to the Equipment Operations, excluding the fourth quarter benefit from the United States tax rate change, was unfavorably affected by losses, including restructuring charges, recorded in taxing jurisdictions having low tax rates or where the company cannot currently record tax benefits, coupled with income realized in countries having higher income tax rates.

      In fiscal year 1993, the FASB issued Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, and Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Neither Statement is expected to have a material effect on the company's net income or financial position. Additional information is presented in the "Summary of Significant Accounting Policies" on page 36.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by industry segment and geographic area relates to information beginning on page 34. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense.

     Operating profit of each of the company's North American equipment operations was favorably affected by improved price realization, higher volumes and improved productivity compared with last year's results.

     Before the restructuring charges and the incremental expense of the accounting changes, operating profit of the worldwide agricultural equipment segment increased to $266 million in 1993 compared with $106 million in 1992. This improvement was caused primarily by an eight percent increase in worldwide agricultural equipment sales to dealers, a nine percent increase in production tonnage and a substantial decline in sales discounts and warranty costs as a percent of gross sales in 1993. Benefits from the reduction of LIFO inventories totaled $38 million this year compared with $45 million last year. Agricultural dealer receivables decreased $146 million in 1993. Including restructuring charges of $107 million and incremental expense of $36 million from the accounting changes, 1993 operating profit was $123 million.

     Operating profit of the North American agricultural equipment operations, excluding the incremental expense from accounting changes, was substantially higher in the current year compared with 1992 results. This resulted from a 14 percent increase in sales, a 15 percent increase in production tonnage, a significantly lower level of sales discounts and warranty costs and improved productivity. Additionally, North American agricultural dealer receivables decreased by $108 million during 1993 reflecting the strong retail demand for the company's products.

     Excluding the restructuring charges in 1993, the overseas agricultural equipment operations incurred a substantially larger operating loss in 1993 compared to 1992. Production was two percent lower than last year while the physical volume of overseas agricultural equipment sales to dealers increased approximately one percent in 1993. Low volumes, unfavorable changes in currency relationships and higher cost levels adversely affected the company's overseas performance during 1993. Overseas agricultural dealer receivables declined $38 million during 1993, mainly due to exchange rate fluctuations.

     The worldwide industrial equipment operations improved significantly in 1993, generating an operating profit of $36 million in 1993 before the incremental expense from the accounting changes, compared with a $71 million operating loss in 1992. In 1993, sales increased 26 percent, production tonnage increased 15 percent, sales discounts and warranty costs declined as a percent of gross sales and productivity improved. However, LIFO inventory benefits were $13 million this year compared with $20 million last year. Industrial dealer receivables increased by $41 million during 1993. This year's operating profit was $20 million including the incremental expense of $16 million from the accounting changes.

     The worldwide lawn and grounds care equipment operations had a substantially higher operating profit of $107 million in 1993 excluding the incremental expense from the accounting changes, compared with $42 million in 1992. Lawn and grounds care equipment sales to dealers increased 18 percent, production was up 13 percent, sales discounts and warranty costs were lower as a percent of gross sales in 1993 and efficiency improved this year. Lawn and grounds care dealer receivables were relatively unchanged from last year's level. Including the incremental expense of $8 million from the accounting changes, operating profit was $99 million in 1993.

     The combined operating profit of the credit, insurance and health care business segments increased to $247 million in 1993 from $202 million in 1992, as both segments generated higher earnings this year. Additional information on these businesses is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 30 through 32.

     On a geographic basis, the United States and Canadian equipment operations had significantly higher operating profit of $432 million in 1993 before the incremental expense from the accounting changes, compared with $74 million last year. Sales to dealers increased 19 percent in 1993 and production tonnage increased 15 percent. Efficiency improved and sales discounts and warranty costs were relatively lower in all of the company's North American businesses this year. However, LIFO inventory benefits were $13 million this year compared with $65 million last year. North American dealer receivables were reduced by $75 million during 1993. This year's operating profit totaled $372 million including the incremental expense of $60 million from the accounting changes.

     Excluding restructuring charges, the overseas equipment operations incurred an operating loss of $23 million in 1993 compared with an operating profit of $3 million last year. Including restructuring charges of $107 million, the operating loss this year was $130 million. Sales to dealers and production tonnage were both two percent lower in 1993 while the physical volume of overseas net sales increased approximately one percent compared with 1992. As previously mentioned, 1993 results were adversely affected by low volumes, unfavorable changes in currency relationships and higher cost levels. However, benefits from the reduction of LIFO inventories totaled $38 million in 1993 compared with no benefit last year. Overseas dealer receivables decreased $33 million during the year, mainly due to exchange rate fluctuations.

OUTLOOK

     As previously discussed, United States farm income is expected to achieve record levels in 1993 despite weather related production shortfalls of corn and soybeans. Due to the lower 1993 production and the resulting reduction in carryover stocks, a substantial increase in planted and harvested acreage of corn and soybeans is expected in 1994. While farm income will likely be lower in 1994 due mainly to lower corn and soybean marketings related to the 1993 production shortfall, next year's farm income should still be one of the highest in history. These developments, if coupled with more normal weather patterns and continuing lower levels of interest rates, are currently expected to result in 1994 North American industry retail sales of agricultural equipment being near the levels achieved in 1993.

     European industry retail sales of agricultural equipment are expected to continue the downward trend of recent years. The European agricultural industry remains in the midst of fundamental change as revisions to government agricultural policies, GATT negotiations and the general economic environment will likely result in lower farm incomes and crop production in 1994.

     The North American general economy has recovered very slowly from the 1990-91 recession, and 1994 is forecasted to be another year of moderate growth. While factors including tax increases, governmental efforts to reduce deficits, downsizing of the defense industry and recessionary conditions among many of the company's trading partners will limit general growth prospects, the lowest mortgage interest rates since the 1970s should further stimulate housing starts next year. Additionally, public construction is expected to experience moderate real growth in 1994, particularly in street, highway, bridge and sewer projects. Such development should favorably affect demand for industrial and construction equipment. Lawn and grounds care retail sales should also benefit from general economic growth and higher housing starts.

     Initial 1994 worldwide production schedules, in tons, are about nine percent higher than actual 1993 output. Worldwide agricultural equipment production is scheduled to be up approximately five percent from this year when dealer receivables were reduced by $146 million. Lawn and grounds care equipment production is scheduled to increase about 10 percent, and initial industrial equipment production schedules are about 17 percent higher than 1993 output. Accordingly, results of the company's Equipment Operations are currently expected to improve significantly in 1994.

     First quarter 1994 production tonnage is expected to be about 26 percent higher than in last year's depressed initial quarter when several of the company's factories were shut down for one- to two-week periods in addition to the normal holiday shutdowns.

1992 COMPARED WITH 1991 (UNAUDITED)

MARKET CONDITIONS

     North American agricultural economic conditions in 1992 were generally less favorable than in 1991. Agricultural commodity prices were at favorable levels early in the fiscal year, but declined as 1992 production prospects for North American crops improved. North American grain production in 1992 increased about 16 percent over 1991 production, and grain inventories rose for most crops as commodity exports were essentially unchanged from 1991. Livestock prices reflected a similar declining trend due to increased production coupled with a sluggish general economy. Although the decline in grain prices was more than offset by higher yields and higher government payments to farmers, causing both farm cash receipts and net cash income to increase in 1992, the downward trend in market prices along with weather scares, ranging from drought concerns to early frost, and uncertainty relating to general economic conditions caused farmers to remain cautious in making new equipment purchase decisions throughout 1992. As a result of these developments, North American retail sales of agricultural equipment for both the industry and John Deere declined in 1992 compared with 1991, as retail sales of new tractors and combines decreased significantly.

     While the United States general economy began to emerge from recession in 1992, the overall pace of the recovery was slow and erratic. Although housing starts increased approximately 20 percent compared with 1991, that level of improvement was much lower than normally experienced during the first year of an economic recovery. Non-residential construction declined slightly during the year, continuing the contraction that began in 1987. Public construction expenditures, however, increased somewhat in 1992, assisted by funds authorized by the 1991 Surface Transportation Act. Total construction spending increased slightly in 1992 and North American retail sales of industrial equipment for the industry and John Deere were relatively unchanged from 1991 levels.

     Consumer spending for durable goods in North America during 1992 declined from the level in 1991 as consumers remained very cautious due to the recessionary environment. North American retail sales of John Deere lawn and grounds care equipment in 1992 were comparable to the volume in 1991.

     Outside the United States and Canada, retail sales of John Deere agricultural equipment were lower in 1992 than 1991, due primarily to weakness in Western Europe where recessionary pressures and economic uncertainties affected farmers in the European Economic Community. Overseas retail sales of the company's lawn and grounds care products increased significantly in 1992, mainly due to sales of SABO, a European manufacturer acquired in the fourth quarter of 1991. Overseas demand for industrial equipment increased in 1992, but remained at a relatively low level.

     Acquisitions of receivables and leases by the company's credit operations were lower in 1992 compared with 1991. This resulted mainly from lower retail sales of John Deere agricultural equipment as well as a more competitive financing environment for recreational products. Soft market conditions continued throughout 1992 in the property/casualty insurance industry. Large catastrophic losses also affected industry results in 1992. However, John Deere's insurance and health care premium volumes increased in 1992 compared with 1991.

OPERATING RESULTS

     Deere & Company's operating results for 1992 reflected the effects of lower production and sales volumes in response to soft market conditions. Although price realization improved in 1992, sales incentive costs remained relatively high due to very competitive markets.

     The company's total worldwide net sales and revenues declined one percent to $6,961 million in 1992 compared with net sales and revenues of $7,055 million in 1991. Worldwide net sales of equipment to dealers were $5,723 million in 1992, a decrease of two percent from sales of $5,848 million in 1991. The physical volume of the company's worldwide sales to dealers decreased approximately eight percent in 1992. Worldwide production tonnage of all John Deere products in 1992 was seven percent lower than in 1991.

     Finance and interest income decreased six percent to $615 million in 1992 compared with $654 million in 1991, while insurance and health care premiums increased 12 percent to $496 million in 1992 compared with $444 million in 1991.

     Worldwide net sales of John Deere agricultural equipment decreased seven percent to $3,759 million in 1992 from a volume of $4,054 million in 1991. Worldwide industrial equipment net sales of $1,068 million increased five percent from $1,014 million in 1991. Net sales of lawn and grounds care equipment totaled $896 million in 1992 compared with $780 million in 1991, representing an increase of 15 percent resulting mainly from SABO sales.

     Net sales to dealers of John Deere equipment in the United States and Canada decreased five percent to $4,147 million compared with $4,349 million in 1991. Net sales of equipment overseas totaled $1,576 million, an increase of five percent compared with net sales of $1,499 million in 1991. Excluding the effects of price increases and changes in currency relationships, the physical volume of overseas sales was approximately one percent lower in 1992 than in 1991.

     Worldwide net income was $37 million or $.49 per share in 1992 compared with a net loss of $20 million or $.27 per share in 1991. Results in 1991 included a fourth quarter after-tax restructuring charge of $120 million or $1.58 per share, described below. The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, incurred a net loss of $107 million in 1992 compared with a net loss of $132 million in 1991. Excluding the restructuring charge, 1991 worldwide net income would have been $100 million, and the Equipment Operations' net loss would have been $12 million. Net income of the company's credit subsidiaries totaled $106 million in 1992 compared with $84 million in 1991. Net income from insurance and health care operations was $32 million in 1992 compared with $28 million in 1991. Additional information is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 30 through 32.

     Results of the Equipment Operations in both 1992 and 1991 were affected by low production and sales volumes in response to weak retail demand, particularly in 1992. Although sales incentive costs moderated in 1992, they remained relatively high and continued to adversely affect operating results. Reflecting the effects of lower production volumes, higher manufacturing cost levels, and a lower benefit in 1992 from the reduction of inventories valued on a last-in, first-out (LIFO) basis, the worldwide ratio of cost of goods sold to net sales increased 85.7 percent in 1992 compared with 83.9 percent in 1991.

     Worldwide net income and results of the Equipment Operations in 1992 and 1991 were affected by certain non-recurring or unusual items. After-tax results in 1992 and 1991 benefited by $43 million or $.56 per share and $84 million or $1.11 per share, respectively, from the reduction of LIFO inventories. During the fourth quarter of 1991, the company initiated plans to reduce costs and rationalize operations, both in North America and overseas. This resulted in a fourth quarter after-tax provision for restructuring costs of $120 million, representing costs of employment reductions and the closure of a ductile iron foundry. Additional information is presented on page 37 of the notes to the consolidated financial statements.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

     The following discussion of operating results by industry segment and geographic area relates to information beginning on page 34.

     Operating profit of the worldwide agricultural equipment segment declined in 1992 to $106 million compared with $123 million in 1991. Excluding a restructuring charge of $128 million, 1991 operating profit would have been $251 million. This significant decline was caused primarily by a seven percent decrease in worldwide agricultural equipment sales to dealers and a 13 percent decrease in production tonnage. However, sales discounts and warranty costs, as a percent of gross sales, declined in 1992. Pretax benefits from the reduction of LIFO inventories totaled $45 million in 1992 compared with $102 million in 1991. Agricultural dealer receivables increased $69 million in 1992.

     Operating profit of the North American agricultural equipment operations was substantially lower in 1992 compared with 1991 results excluding restructuring charges. This resulted from a 15 percent decrease in production tonnage, a 10 percent decline in sales and a lower LIFO inventory benefit. However, sales discounts and warranty costs were relatively lower in 1992. North American agricultural dealer receivables increased by $34 million during 1992.

     The overseas agricultural equipment operations incurred an operating loss in 1992 compared with an operating profit in 1991 excluding restructuring charges. The physical volume of overseas agricultural equipment sales to dealers declined approximately seven percent in 1992 and production was eight percent lower than in 1991. Overseas agricultural dealer receivables increased $35 million during 1992.

     The worldwide industrial equipment operations incurred an operating loss of $71 million in 1992 compared with a $131 million loss in 1991. Last year's operating loss would have totaled $87 million excluding restructuring charges of $44 million. Production declined one percent in 1992, while sales increased five percent and sales discounts and warranty costs reflected significant improvement in 1992 from 1991 levels. Additionally, LIFO inventory benefits were $20 million in 1992 compared with $14 million in 1991. Industrial dealer receivables were reduced by $77 million during 1992.

     The worldwide lawn and grounds care equipment operations had an operating profit of $42 million in 1992 compared with $24 million in 1991, which included restructuring charges of $10 million. Lawn and grounds care equipment sales to dealers increased 15 percent, production was up 31 percent and sales discounts and warranty costs were lower in 1992. Results in 1992 benefited significantly from the operations of SABO. Excluding SABO production and sales for 1992, sales to dealers would have increased five percent and production would have increased 17 percent. Benefits from the reduction of LIFO inventories totaled $12 million last year while there was no benefit in 1992. Lawn and grounds care dealer receivables were relatively unchanged from the level in 1991.

     The combined operating profit of the credit, insurance and health care business segments increased to $202 million in 1992 from $164 million in 1991, primarily as a result of higher credit earnings. Additional information on these businesses is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 30 through 32.

     On a geographic basis, the United States and Canadian equipment operations had an operating profit of $74 million in 1992 compared with a profit of $26 million in 1991. The operating profit in 1991 would have totaled $188 million excluding restructuring costs of $162 million. Sales to dealers declined five percent from 1991 and production tonnage decreased nine percent. Sales discounts and warranty costs were relatively lower in all of the company's businesses in 1992, but LIFO inventory benefits were $65 million in 1992 compared with $104 million in 1991. North American dealer receivables were reduced by $75 million during 1992.

     The overseas equipment operations had an operating profit of $3 million in 1992 compared with an operating loss of $10 million in 1991. However, restructuring charges of $20 million were incurred in 1991. Sales to dealers increased five percent and production tonnage was three percent lower in 1992. Additionally, benefits from the reduction of LIFO inventories totaled $24 million in 1991 compared with no benefit in 1992. As previously mentioned, 1992 results benefited significantly from the operations of SABO. The physical volume of overseas net sales declined approximately one percent compared with 1991. Overseas dealer receivables increased $64 million during 1992.

CREDIT OPERATIONS

     Deere & Company's credit subsidiaries consist of John Deere Credit Company and its subsidiaries in the United States and John Deere Finance Limited in Canada. The credit operations bear all credit risk, net of recovery from withholdings from dealers, and perform all servicing and collection functions on retail notes and leases on John Deere products acquired by the credit subsidiaries from the Equipment Operations. The Equipment Operations receive compensation from the United States credit operations for originating retail notes and leases. The Equipment Operations are reimbursed by the credit operations for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines. The credit subsidiaries receive compensation from the Equipment Operations approximately equal to the normal net finance income on retail notes and leases for periods during which finance charges have been waived or reduced.

     Condensed combined financial information of the credit subsidiaries in millions of dollars follows:


                                                       October 31
Financial Position                                 1993           1992
- ----------------------------------------------------------------------


Cash and cash equivalents. . . . . . . . . . . . $  165         $   91
                                                 ------         ------
Credit receivables and leases: . . . . . . . . .
  Deere retail notes . . . . . . . . . . . . . .  2,342          3,024
  Recreational product retail notes. . . . . . .    854            914
  Revolving charge accounts. . . . . . . . . . .    331            268
  Financing leases . . . . . . . . . . . . . . .     85             86
  Wholesale notes. . . . . . . . . . . . . . . .    110            112
  Equipment on operating leases. . . . . . . . .    119             85
                                                 ------         ------
    Total credit receivables and leases. . . . .  3,841          4,489
  Less allowance for credit losses . . . . . . .     83             89
                                                 ------         ------
    Total-net. . . . . . . . . . . . . . . . . .  3,758          4,400
                                                 ------         ------
Other receivables. . . . . . . . . . . . . . . .    183             88
                                                 ------         ------
Net property and other assets. . . . . . . . . .     52             51
                                                 ------         ------
  Total assets . . . . . . . . . . . . . . . . . $4,158         $4,630
                                                 ------         ------
                                                 ------         ------
Short-term borrowings. . . . . . . . . . . . . . $1,125         $2,224
Payables to Deere & Company. . . . . . . . . . .    487            135
Deposits withheld from dealers and merchants . .    119            117
Other liabilities. . . . . . . . . . . . . . . .    144            141
Long-term borrowings . . . . . . . . . . . . . .  1,478          1,239
Stockholder's equity . . . . . . . . . . . . . .    805            774
                                                 ------         ------
    Total liabilities and stockholder's equity . $4,158         $4,630
                                                 ------         ------
                                                 ------         ------



                                                               Year Ended October 31
Summary of Operations                                        1993      1992      1991
- -------------------------------------------------------------------------------------


Revenues . . . . . . . . . . . . . . . . . . . . . . .       $524      $533      $548
                                                             ----      ----      ----
Expenses:
Interest . . . . . . . . . . . . . . . . . . . . . . .        192       218       260
Selling, administrative and general. . . . . . . . . .         92        80        73
Provision for credit losses. . . . . . . . . . . . . .         30        52        68
Insurance. . . . . . . . . . . . . . . . . . . . . . .          1         4         3
Depreciation . . . . . . . . . . . . . . . . . . . . .         19        16        14
                                                             ----      ----      ----
  Total. . . . . . . . . . . . . . . . . . . . . . . .        334       370       418
                                                             ----      ----      ----
Income before income taxes and changes in accounting .        190       163       130
Provision for income taxes . . . . . . . . . . . . . .         68        57        46
                                                             ----      ----      ----
Income before changes in accounting. . . . . . . . . .        122       106        84
Changes in accounting. . . . . . . . . . . . . . . . .         (4)
                                                             ----      ----      ----
Net income . . . . . . . . . . . . . . . . . . . . . .       $118      $106       $84
                                                             ----      ----      ----
                                                             ----      ----      ----





     Total acquisitions of credit receivables and leases by the credit subsidiaries increased five percent during 1993 compared with acquisitions in 1992. The higher acquisitions this year resulted from an increased volume of John Deere leases, revolving charge accounts and wholesale receivables, which more than offset lower acquisitions of retail notes.

     During 1993, net retail notes acquired by the credit subsidiaries totaled $2,401 million, a three percent decrease compared with 1992 acquisitions of $2,470 million. Acquisitions of recreational product retail notes accounted for 10 percent of total note acquisitions in 1993 and 11 percent in 1992. Acquisitions of John Deere equipment notes were slightly lower in the current year due primarily to a higher level of cash purchases by John Deere customers and a more competitive agricultural financing environment. Acquisitions of recreational product retail notes were significantly lower in the current year, due mainly to a more competitive financing environment.

     The balance of revolving charge accounts financed at October 31, 1993 increased by $63 million compared with one year ago, while wholesale notes decreased by $2 million and operating leases increased by $34 million compared with October 31, 1992.

     The balance of net credit receivables and leases financed at October 31, 1993 totaled $3,758 million compared with $4,400 million at the end of 1992. This decrease resulted primarily from sales of retail notes during 1993 that generated net proceeds of $1,143 million. Additional information is presented on page 42. Net credit receivables and leases administered, which include receivables previously sold but still administered, amounted to $5,195 million at October 31, 1993 compared with $5,136 million at October 31, 1992. The net unpaid balance of retail notes previously sold was $1,394 million at October 31, 1993 compared with $688 million at October 31, 1992.

     Income of the credit operations, before the cumulative effect of adopting FASB Statement Nos. 106 and 112, was $122 million in 1993 compared with $106 million in 1992 and $84 million in 1991. On that same basis, the ratio of earnings before fixed charges to fixed charges was 1.97 to 1 in 1993, 1.74 to 1 in 1992 and 1.50 to 1 in 1991. Net income in the current year was significantly higher than in 1992 mainly because of higher securitization and servicing fee income from retail notes previously sold, lower credit losses, higher financing margins and increased gains from the sale of retail notes, which more than offset the effects of a lower volume of credit receivables and leases financed. Net income of the credit operations totaled $118 million in 1993 including the cumulative effect of the changes in accounting standards. Additional information on changes in accounting is presented on pages 36, 37 and 47 of the notes to the consolidated financial statements. Total revenues of the credit operations decreased two percent in 1993. The average balance of total net credit receivables and leases financed was seven percent lower in 1993 compared with last year, due primarily to the sale of receivables during 1993. Revenues have also been affected by the lower level of interest rates and correspondingly lower finance charges earned on the credit receivable and lease portfolio in 1993 compared with last year. These decreases in revenues were partially offset by securitization and servicing fee income from retail notes previously sold. Additionally, lower borrowing rates and a decrease in average borrowings this year resulted in a 12 percent decrease in interest expense in 1993 compared to 1992.

     Net income in 1992 was substantially higher than in 1991 mainly because of a higher average volume of receivables and leases financed and improved credit loss experience. Net income in 1992 also benefited from after-tax gains of $5.6 million from sales of retail notes. The average balance of total net receivables and leases financed was six percent higher in 1992 compared with 1991. However, total revenues of the credit operations decreased three percent in 1992 compared with 1991 as the average yield earned on the portfolio was lower in 1992. While revenues were affected by the lower level of interest rates and the correspondingly lower finance charges earned in 1992 compared with 1991, borrowing costs were also lower in 1992. Interest expense was down 16 percent despite the higher level of receivables and leases financed.

     Total credit receivable and lease amounts 60 days or more past-due were $16 million at October 31, 1993 compared with $23 million at October 31, 1992. These past-due amounts represented .34 percent of the face value of credit receivables and leases held at October 31, 1993 and .40 percent at October 31, 1992. The allowance for credit losses, which totaled $83 million at the end of 1993 and $89 million one year ago, represented 2.17 percent and 1.98 percent, respectively, of the balance of total net credit receivables and leases financed at October 31, 1993 and 1992. Deposits withheld from dealers and merchants, which are available for potential credit losses, amounted to $119 million at October 31, 1993.

     John Deere Capital Corporation (Capital Corporation) is a subsidiary of John Deere Credit Company. Deere & Company has expressed an intention of conducting business with the Capital Corporation on such terms that its ratio of earnings before fixed charges to fixed charges will not be less than 1.05 to 1 for each fiscal quarter. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary.

INSURANCE AND HEALTH CARE OPERATIONS

     Deere & Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, which provide life/health and property/casualty coverages to the general public nationwide, and John Deere Insurance Company of Canada. John Deere Health Care, Inc., directly or through its health maintenance organizations, provides administrative services and managed health care programs for Deere & Company and other companies located in Illinois, Iowa, Wisconsin and Tennessee.

     Condensed combined financial information of the insurance and health care operations in millions of dollars follows:



                                                       October 31
Financial Position                                 1993           1992
- ----------------------------------------------------------------------


Cash . . . . . . . . . . . . . . . . . . . . . . $  101         $   85
Marketable securities carried at cost. . . . . .    995            954
Other assets . . . . . . . . . . . . . . . . . .    242            228
                                                 ------         ------
  Total assets . . . . . . . . . . . . . . . . . $1,338         $1,267
                                                 ------         ------
                                                 ------         ------
Claims and reserves. . . . . . . . . . . . . . . $  579         $  570
Unearned premiums. . . . . . . . . . . . . . . .    118            118
Other liabilities. . . . . . . . . . . . . . . .    193            170
Stockholder's equity . . . . . . . . . . . . . .    448            409
                                                 ------         ------
  Total liabilities and stockholder's equity . . $1,338         $1,267
                                                 ------         ------
                                                 ------         ------



                                                               Year Ended October 31
Summary of Operations                                        1993      1992      1991
- -------------------------------------------------------------------------------------


Premiums . . . . . . . . . . . . . . . . . . . . . . .       $698      $637      $576
Investment income. . . . . . . . . . . . . . . . . . .         98        97        88
                                                             ----      ----      ----
  Total revenues . . . . . . . . . . . . . . . . . . .        796       734       664
                                                             ----      ----      ----
Expenses:
Claims and benefits. . . . . . . . . . . . . . . . . .        609       565       517
Selling, administrative and general. . . . . . . . . .        132       132       114
                                                             ----      ----      ----
  Total. . . . . . . . . . . . . . . . . . . . . . . .        741       697       631
                                                             ----      ----      ----
Income of consolidated group before
  income taxes and changes in accounting . . . . . . .         55        37        33
Provision for income taxes . . . . . . . . . . . . . .         15         7         6
                                                             ----      ----      ----
Income of consolidated group before changes
  in accounting. . . . . . . . . . . . . . . . . . . .         40        30        27
Equity in income of unconsolidated affiliate . . . . .          2         2         1
                                                             ----      ----      ----
Income before changes in accounting. . . . . . . . . .         42        32        28
Changes in accounting. . . . . . . . . . . . . . . . .         (3)
                                                             ----      ----      ----
Net income . . . . . . . . . . . . . . . . . . . . . .       $ 39      $ 32      $ 28
                                                             ----      ----      ----
                                                             ----      ----      ----



     Insurance premium revenue of $26 million in 1993, $27 million in 1992 and $30 million in 1991 and health care premium revenue of $118 million in 1993, $114 million in 1992 and $102 million in 1991 related to coverages provided to Deere & Company and its subsidiaries.

     Income of the insurance and health care operations, before the cumulative effect of adopting FASB Statement Nos. 106 and 112, totaled $42 million in 1993 compared with $32 million in 1992 and $28 million in 1991. The increase in 1993 net income resulted mainly from improved insurance underwriting income compared with last year which had higher loss experience, and higher health care income as a result of higher volumes and improved underwriting performance this year. Insurance and health care premiums increased 10 percent in 1993, while claims, policy benefits and other expenses increased six percent from last year. Net income of the insurance and health care operations totaled $39 million in 1993 including the cumulative effect of the changes in accounting standards. Additional information on changes in accounting is presented on pages 36, 37 and 47 of the notes to the consolidated financial statements.

     The increase in 1992 net income compared with 1991 resulted mainly from improved insurance income. Although underwriting income was lower, insurance earnings in 1992 benefited from higher investment income and realized capital gains on investments. Health care income increased in 1992 as a result of higher investment income. Insurance and health care premiums increased about 11 percent in 1992, while claims, policy benefits and other expenses also increased approximately 11 percent from 1991.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)

     The discussion of capital resources and liquidity focuses on the balance sheet and statement of cash flows. The nature of the Company's Equipment Operations and Financial Services businesses is so different that most of the asset, liability and cash flow categories do not lend themselves to simple combination. Additionally, the fundamental differences between these businesses are reflected in different financial measurements commonly used by investors, rating agencies and financial analysts. In recognition of these differences and to provide clarity with respect to the analyses of the capital resources and liquidity of these different businesses, the following discussion has been organized to discuss separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

     The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external borrowing sources.

     Cash flows from operating activities were significantly higher in 1993 compared with 1992, mainly as a result of higher net income (excluding non-cash changes in accounting and non-cash restructuring charges accrued in 1993), a larger aggregate decrease in receivables and inventories this year and increases in accounts payable and accrued expenses compared with decreases in 1992. Cash flows from operating activities, which include dividends of $86 million received from the Financial Services subsidiaries, totaled $702 million in 1993. Proceeds from the issuance of additional common stock totaled $586 million during 1993. The aggregate amount of these cash flows was used primarily to fund a decrease in net borrowings of $504 million, an increase of $359 million in receivables from the Financial Services subsidiaries, additions to property and equipment of $197 million, the payment of dividends to stockholders of $153 million and a $31 million increase in cash and cash equivalents.

     Over the last three years, operating activities have provided an aggregate of $1,300 million in cash, which includes dividends of $273 million received from the Financial Services subsidiaries. Proceeds from the issuance of common stock were $590 million during this three-year period. The aggregate amount of these cash flows was used mainly to fund additions to property and equipment of $768 million, stockholders' dividends of $458 million, an increase in receivables from Financial Services subsidiaries of $436 million, acquisitions of businesses of $71 million, a decrease in net borrowings of $56 million and an increase in cash and cash equivalents of $46 million.

     Net dealer accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Total dealer receivables decreased by $108 million during 1993. North American agricultural equipment dealer receivables decreased $108 million during the year, North American industrial equipment dealer receivables increased by $40 million during 1993, while North American lawn and grounds care equipment receivables declined by $7 million. Total overseas dealer receivables were $33 million lower than one year ago, due primarily to the effect of lower foreign currency exchange rates in 1993. The ratios of worldwide net dealer accounts and notes receivable to fiscal year net sales at October 31 were 43 percent in 1993, 51 percent in 1992 and 51 percent in 1991.

     The collection period for receivables from dealers averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 11 percent at October 31, 1993 compared with 11 percent at October 31, 1992 and 16 percent at October 31, 1991.

     Company-owned inventories decreased by $60 million in 1993 mainly as a result of sales exceeding production levels and continued improvement in inventory management practices.

     Capital expenditures were $196 million in 1993 compared with $269 million in 1992 and $295 million in 1991 primarily due to lower new product expenditures. It is currently estimated that capital expenditures for 1994 will be approximately $230 million. As in recent years, the 1994 expenditures will be primarily for new product and operations improvement programs.

     Total interest-bearing debt of the Equipment Operations was $1,546 million at the end of 1993 compared with $2,090 million at the end of 1992 and $1,899 million at the end of 1991. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1993, 1992, and 1991 was 42.6 percent, 44.1 percent and 40.1 percent, respectively.

     The average short-term borrowings and the weighted average interest rate incurred thereon during 1993, excluding the current portion of long-term borrowings, were $1,050 million and 6.0 percent, respectively, compared with $1,030 million and 7.2 percent, respectively, in 1992. During 1991, average short-term borrowings were $1,006 million with an average interest rate of 8.7 percent.

     In November 1993, the company announced that on January 4, 1994 it will redeem the $80 million balance of outstanding 8% debentures due 2002. Additional information is included in the discussion of "Long-Term Borrowings" on pages 44 through 45.

     In September 1993, the company issued 8,050,000 shares of common stock in a public offering. The net proceeds of $535 million were used for working capital and other general corporate purposes, including the reduction of indebtedness of the Equipment Operations and the credit subsidiaries.

FINANCIAL SERVICES

     The Financial Services credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Capital Corporation periodically sells substantial amounts of retail notes in the public markets. The insurance and health care operations generate their funds through internal operations and have no external borrowings.

     Cash flows from the company's Financial Services operating activities were $218 million in 1993. Net cash provided by investing activities totaled $441 million in 1993, primarily due to net proceeds of $1,143 million received from the securitization and sale of receivables in the public market, which was partially offset by funds used for credit receivable and lease acquisitions which exceeded collections by $676 million. The aggregate cash provided by operating and investing activities was used for financing activities and a $90 million increase in cash and cash equivalents. Cash used for financing activities totaled $569 million in 1993, representing a net decrease in outside borrowings of $842 million and $86 million of dividends paid to the Equipment Operations, which were partially offset by an increase in payables to the Equipment Operations of $359 million. Within the Financial Services operations, the positive cash flows from insurance and health care operations were primarily invested in marketable securities.

     Over the past three years, the Financial Services operating activities have provided $760 million in cash. An increase in payables to the Equipment Operations has also provided $436 million during the same period. These amounts have been used mainly to fund a decrease of $387 million in net outside borrowings, $273 million of dividends to the Equipment Operations, an increase in receivables relating to asset backed securities and operating leases of $264 million, an increase of $184 million in marketable securities and an increase in cash and cash equivalents of $107 million.

     Marketable securities carried at cost consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. The $41 million increase in 1993 resulted primarily from the continuing growth in the insurance and health care operations.

     Net credit receivables decreased by $676 million in 1993 compared with 1992. The discussion of "Credit Operations" on pages 30 through 31, and pages 41 through 42 of the notes to the consolidated financial statements provide detailed information on these receivables.

     Total interest-bearing debt of the credit subsidiaries was $2,603 million at the end of 1993 compared with $3,463 million at the end of 1992 and $3,779 million at the end of 1991. Strong capital positions for both the credit and insurance operations continued during 1993. The credit subsidiaries' ratio of total interest-bearing debt to total stockholders' equity was 3.8 to 1 at the end of 1993 compared with 4.6 to 1 at the end of 1992 and 4.9 to 1 at the end of 1991.

     The average short-term borrowings of the credit subsidiaries and the weighted average interest rate incurred thereon during 1993, excluding the current portion of long-term borrowings, were $1,401 million and 4.3 percent, respectively, compared with $2,150 million and 4.9 percent, respectively, in 1992. During 1991, average short-term borrowings were $2,135 million with an average interest rate of 7.3 percent.

     In 1993, the Capital Corporation issued $150 million of 5% notes due in 1995 and $200 million of 4-5/8% notes due in 1996. The Capital Corporation also retired $150 million of 7.4% notes due in 1993, $125 million of 9.0% debentures due in 1993 and $47 million of 7-1/2% debentures due in 1998. During 1993, the Capital Corporation issued $337 million and retired $176 million of medium-term notes. In November 1993, the Capital Corporation announced that on January 4, 1994 it will redeem the $40 million balance of outstanding 9.35% subordinated debentures due 2003. Additional information on these borrowings is included in the discussion of "Long-Term Borrowings" on pages 44 through 45.

     In the 1993 and 1992 fiscal years, the Capital Corporation received net proceeds of $1,143 million and $455 million, respectively, from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. In the 1992 fiscal year, the Capital Corporation also sold retail notes to a financial institution receiving proceeds of $228 million. Retail notes were not sold by the Capital Corporation in the 1991 fiscal year. Additional sales of retail notes are expected to be made in the future.

CONSOLIDATED

     The company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,344 million at October 31, 1993, $2,296 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are three long-term credit agreement commitments totaling $3,276 million.

     Stockholders' equity was $2,085 million at October 31, 1993 compared with $2,650 million and $2,836 million at October 31, 1992 and 1991, respectively. The decrease in 1993 was caused primarily by the net loss of $921 million resulting from the cumulative adjustment for the adoption of FASB Statement Nos. 106 and 112 described on pages 36 and 37. In addition, stockholders' equity decreased due to dividends declared of $157 million, an increase of $59 million in the minimum pension liability adjustment described under "Pension Benefits" on page 37 and a $22 million change in the cumulative translation adjustment, which were partially offset by an increase in common stock of $597 million.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED
OCTOBER 31, 1993, 1992 AND 1991

     Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine industry segment and geographic area data. Intersegment sales and revenues represent sales of components, insurance and health care premiums, and finance charges. Interarea sales represent sales of complete machines, service parts and components to units in other geographic areas. Intersegment sales and revenues are generally priced at market prices, and interarea sales are generally priced at cost plus a share of total operating profit. Overseas operations are defined to include all activities of divisions, subsidiaries and affiliated companies conducted outside the United States and Canada.

     Information relating to operations by industry segment in millions of dollars follows. Comments relating to this data are included in Management's Discussion and Analysis.



INDUSTRY SEGMENTS                                            1993      1992      1991
- -------------------------------------------------------------------------------------


NET SALES AND REVENUES
Unaffiliated customers:
  Agricultural equipment net sales . . . . . . . . . .     $4,078    $3,759    $4,054
  Industrial equipment net sales . . . . . . . . . . .      1,348     1,068     1,014
  Lawn and grounds care equipment net sales. . . . . .      1,053       896       780

  Credit revenues. . . . . . . . . . . . . . . . . . .        523       532       547
  Insurance and health care revenues . . . . . . . . .        652       592       531
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .      7,654     6,847     6,926
                                                           ------    ------    ------
Intersegment:. . . . . . . . . . . . . . . . . . . . .
  Agricultural equipment net sales . . . . . . . . . .        123        91        85
  Industrial equipment net sales . . . . . . . . . . .         85        66        54
  Credit revenues. . . . . . . . . . . . . . . . . . .          1         1         1
  Insurance and health care revenues . . . . . . . . .        144       142       133
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .        353       300       273
                                                           ------    ------    ------
Unaffiliated customers and intersegment:
  Agricultural equipment net sales . . . . . . . . . .      4,201     3,850     4,139
  Industrial equipment net sales . . . . . . . . . . .      1,433     1,134     1,068
  Lawn and grounds care equipment net sales. . . . . .      1,053       896       780
  Credit revenues. . . . . . . . . . . . . . . . . . .        524       533       548
  Insurance and health care revenues . . . . . . . . .        796       734       664
  Elimination of intersegment. . . . . . . . . . . . .       (353)     (300)     (273)
                                                           ------    ------    ------
Total. . . . . . . . . . . . . . . . . . . . . . . . .      7,654     6,847     6,926
Other revenues . . . . . . . . . . . . . . . . . . . .        100       114       129
                                                           ------    ------    ------
Consolidated net sales and revenues. . . . . . . . . .     $7,754    $6,961    $7,055
                                                           ------    ------    ------
                                                           ------    ------    ------



INDUSTRY SEGMENTS                                            1993      1992      1991
- -------------------------------------------------------------------------------------


OPERATING PROFIT (loss)
Agricultural equipment . . . . . . . . . . . . . . . .     $  123*   $  106    $  123**
Industrial equipment . . . . . . . . . . . . . . . . .         20*      (71)     (131)**
Lawn and grounds care equipment. . . . . . . . . . . .         99*       42        24**
Credit***. . . . . . . . . . . . . . . . . . . . . . .        190       163       130
Insurance and health care*** . . . . . . . . . . . . .         57        39        34
                                                           ------    ------    ------
  Total operating profit . . . . . . . . . . . . . . .        489*      279       180**
                                                           ------    ------    ------
OTHER INCOME AND (EXPENSE)
Interest income-net. . . . . . . . . . . . . . . . . .          1         4        14
Interest expense-net . . . . . . . . . . . . . . . . .       (177)     (195)     (191)
Foreign exchange gain (loss) . . . . . . . . . . . . .         (4)       (7)        1
Corporate expenses-net . . . . . . . . . . . . . . . .        (28)      (30)      (29)
Income taxes . . . . . . . . . . . . . . . . . . . . .        (97)      (14)        5
                                                           ------    ------    ------
  Total. . . . . . . . . . . . . . . . . . . . . . . .       (305)     (242)     (200)
                                                           ------    ------    ------
Income (loss) before changes in accounting . . . . . .        184*       37       (20)**
Changes in accounting. . . . . . . . . . . . . . . . .     (1,105)
                                                           ------    ------    ------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .     $ (921)*  $   37    $  (20)**
                                                           ------    ------    ------
                                                           ------    ------    ------

*   In 1993, the operating profit of the agricultural equipment business segment includes restructuring costs of $107 million. In addition, the company adopted FASB Statement Nos. 106 and 112 in 1993. The incremental postretirement and postemployment benefits expense resulting from these accounting changes reduced the operating profit of the agricultural equipment, industrial equipment and lawn and grounds care equipment segments by $36 million, $16 million and $8 million, respectively.
**  In 1991, the operating profit (loss) of the agricultural equipment, industrial equipment and lawn and grounds care equipment business segments include restructuring costs of $128 million, $44 million and $10 million, respectively.
*** Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segment includes investment income.



IDENTIFIABLE ASSETS
Agricultural equipment . . . . . . . . . . . . . . . .    $ 3,233   $ 3,549   $ 3,445
Industrial equipment . . . . . . . . . . . . . . . . .      1,129     1,110     1,187
Lawn and grounds care equipment. . . . . . . . . . . .        767       767       763
Credit . . . . . . . . . . . . . . . . . . . . . . . .      4,158     4,604     4,929
Insurance and health care. . . . . . . . . . . . . . .      1,337     1,266     1,130
Corporate. . . . . . . . . . . . . . . . . . . . . . .        728       150       195
                                                          -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . . . .    $11,352   $11,446   $11,649
                                                          -------   -------   -------
                                                          -------   -------   -------

CAPITAL ADDITIONS
Agricultural equipment . . . . . . . . . . . . . . . .    $   134   $   194   $   233
Industrial equipment . . . . . . . . . . . . . . . . .         43        45        37
Lawn and grounds care equipment. . . . . . . . . . . .         20        32        33
Credit . . . . . . . . . . . . . . . . . . . . . . . .          1         2         1
Insurance and health care. . . . . . . . . . . . . . .          7         8         2
                                                          -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . . . .    $   205   $   281   $   306
                                                          -------   -------   -------
                                                          -------   -------   -------

DEPRECIATION EXPENSE
Agricultural equipment . . . . . . . . . . . . . . . .    $   156   $   152   $   134
Industrial equipment . . . . . . . . . . . . . . . . .         39        37        33
Lawn and grounds care equipment. . . . . . . . . . . .         26        23        18
Credit . . . . . . . . . . . . . . . . . . . . . . . .          2         2         2
Insurance and health care. . . . . . . . . . . . . . .          2         2         2
Corporate. . . . . . . . . . . . . . . . . . . . . . .          1         1         1
                                                          -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . . . .    $   226   $   217   $   190
                                                          -------   -------   -------
                                                          -------   -------   -------


     The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below. The percentages shown in the captions for net sales and revenues, operating profit (loss) and identifiable assets indicate the approximate proportion of each amount that relates to either the United States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1993, 1992 and 1991.



GEOGRAPHIC AREAS                                             1993      1992      1991
- -------------------------------------------------------------------------------------


NET SALES AND REVENUES
Unaffiliated customers:
  United States and Canada:
    Equipment net sales (91%). . . . . . . . . . . . .     $4,934    $4,147    $4,349
    Financial Services revenues (94%). . . . . . . . .      1,175     1,124     1,078
                                                           ------    ------    ------
      Total. . . . . . . . . . . . . . . . . . . . . .      6,109     5,271     5,427
  Overseas net sales (76%) . . . . . . . . . . . . . .      1,545     1,576     1,499
                                                           ------    ------    ------
      Total. . . . . . . . . . . . . . . . . . . . . .      7,654     6,847     6,926
                                                           ------    ------    ------
Interarea:
  United States and Canada equipment net sales . . . .        558       459       411
  Overseas net sales . . . . . . . . . . . . . . . . .        322       317       299
                                                           ------    ------    ------
      Total. . . . . . . . . . . . . . . . . . . . . .        880       776       710
                                                           ------    ------    ------
Unaffiliated customers and interarea:
  United States and Canada:
    Equipment net sales. . . . . . . . . . . . . . . .      5,492     4,606     4,760
    Financial Services revenues. . . . . . . . . . . .      1,175     1,124     1,078
                                                           ------    ------    ------
      Total. . . . . . . . . . . . . . . . . . . . . .      6,667     5,730     5,838
  Overseas net sales . . . . . . . . . . . . . . . . .      1,867     1,893     1,798
  Elimination of interarea . . . . . . . . . . . . . .       (880)     (776)     (710)
                                                           ------    ------    ------
Total  . . . . . . . . . . . . . . . . . . . . . . . .      7,654     6,847     6,926
Other revenues . . . . . . . . . . . . . . . . . . . .        100       114       129
                                                           ------    ------    ------
CONSOLIDATED NET SALES AND REVENUES. . . . . . . . . .     $7,754    $6,961    $7,055
                                                           ------    ------    ------
                                                           ------    ------    ------

OPERATING PROFIT (LOSS)
United States and Canada:
  Equipment operations (83%) . . . . . . . . . . . . .     $  372*   $   74    $   26**
  Financial Services (90%) . . . . . . . . . . . . . .        247       202       164
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .        619*      276       190**
Overseas equipment operations (132%) . . . . . . . . .       (130)*       3       (10)**
                                                           ------    ------    ------
    Total operating profit . . . . . . . . . . . . . .     $  489*   $  279    $  180**
                                                           ------    ------    ------
                                                           ------    ------    ------

*   In 1993, the operating profit (loss) of the overseas equipment operations includes restructuring costs of $107 million. In addition, the company adopted FASB Statement Nos. 106 and 112 in 1993. The incremental postretirement and postemployment benefits expense resulting from these accounting changes reduced the operating profit of the United States and Canada equipment operations by $60 million.

**  In 1991, the operating profit (loss) of the United States and Canada equipment operations and the overseas equipment operations include restructuring costs of $162 million and $20 million, respectively.



GEOGRAPHIC AREAS                                             1993      1992      1991
- -------------------------------------------------------------------------------------



IDENTIFIABLE ASSETS
United States and Canada:
  Equipment operations (92%) . . . . . . . . . . . . .    $ 3,951   $ 4,015   $ 4,141
  Financial Services (93%) . . . . . . . . . . . . . .      5,495     5,870     6,059
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .      9,446     9,885    10,200

Overseas equipment operations (82%). . . . . . . . . .      1,178     1,411     1,254
Corporate. . . . . . . . . . . . . . . . . . . . . . .        728       150       195
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .    $11,352   $11,446   $11,649
                                                           ------    ------    ------
                                                           ------    ------    ------

CAPITAL ADDITIONS
United States and Canada:
  Equipment operations . . . . . . . . . . . . . . . .    $   162   $   193   $   183
  Financial Services . . . . . . . . . . . . . . . . .          8        10         3
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .        170       203       186
Overseas equipment operations. . . . . . . . . . . . .         35        78       120
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .    $   205   $   281   $   306
                                                           ------    ------    ------
                                                           ------    ------    ------

DEPRECIATION EXPENSE
United States and Canada:
  Equipment operations . . . . . . . . . . . . . . . .    $   159   $   151   $   138
  Financial Services . . . . . . . . . . . . . . . . .          4         4         4
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .        163       155       142
Overseas equipment operations. . . . . . . . . . . . .         62        61        47
Corporate. . . . . . . . . . . . . . . . . . . . . . .          1         1         1
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .    $   226   $   217   $   190
                                                           ------    ------    ------
                                                           ------    ------    ------

NUMBER OF EMPLOYEES
United States and Canada:
  Equipment operations . . . . . . . . . . . . . . . .     22,700    23,300    24,800
  Financial Services . . . . . . . . . . . . . . . . .      2,300     2,300     2,300
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .     25,000    25,600    27,100
Overseas equipment operations. . . . . . . . . . . . .      8,100     9,300     9,700
                                                           ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .     33,100    34,900    36,800
                                                           ------    ------    ------
                                                           ------    ------    ------


     Total exports from the United States were $961 million in 1993, $778 million in 1992 and $713 million in 1991. Exports increased in 1993 as a result of higher demand in Canada, Europe and Australia, and increased in 1992 due to higher demand in Mexico and Australia. Exports from the Europe, Africa and Middle East division were $423 million in 1993, $442 million in 1992 and $416 million in 1991. A large part of these exports were to the United States and Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

     The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Unconsolidated subsidiaries and affiliates at October 31, 1993 consisted primarily of equipment affiliates in Brazil, Mexico and the United States, and a United States reinsurance affiliate. Consolidated retained earnings at October 31, 1993 include undistributed earnings of the unconsolidated affiliates of $46 million. Dividends from unconsolidated affiliates were $2 million in 1993, $2 million in 1992 and $6 million in 1991.

     The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

EQUIPMENT OPERATIONS--These data include the company's agricultural equipment, industrial equipment and lawn and grounds care equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations' in this report.

FINANCIAL SERVICES--These data include the company's credit, insurance and health care operations.

CONSOLIDATED--These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board
(FASB) Statement No. 94. References to "Deere & Company" or "the company" refer to the entire enterprise.

     Sales of equipment and service parts are generally recorded by the company when they are shipped to independent dealers. Provisions for sales incentives and product warranty costs are recognized at the time of sale or at the inception of the incentive programs. There is a time lag, which varies based on the timing and level of retail demand, between the dates when the company records sales to dealers and when dealers sell the equipment to retail customers.

     Retail notes receivable include unearned finance income in the face amount of the notes, which is amortized into income over the lives of the notes on the effective-yield basis. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Financing leases receivable include unearned lease income, which is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment, and is recognized as revenue over the lease terms on the effective-yield basis. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Assets on operating leases are recorded at cost and depreciated on a straight-line method over the terms of the leases. Costs incurred in the acquisition of retail notes and leases are deferred and amortized into income over the expected lives of the affected receivables on the effective-yield basis. Interest charged to revolving charge account customers and on wholesale receivables is based on the balances outstanding.

     During 1993 and 1992, the credit subsidiaries sold retail notes to limited purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The credit subsidiaries are also compensated by the trusts for certain expenses incurred in the administration of these receivables. Securitization and servicing fee income includes both the amortization of the above receivables and reimbursed administrative expenses.

     Insurance and health care premiums are generally recognized as earned over the terms of the related policies. Insurance and health care claims and reserves include liabilities for unpaid claims and future policy benefits. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses, which vary with the production of business, are deferred and amortized over the terms of the related policies. The liability for unpaid claims and claims adjustment expenses is based on estimated costs of selling the claim using past experience adjusted for current trends. The liability for future policy benefits on traditional life insurance policies is based on the mortality, interest and withdrawal assumptions prevailing at the time the policies are issued. The liability for universal life type contracts is the total of the policyholder accumulated funds. Interest rates used in calculating future policyholder benefits and universal life account values range from four and three-quarters to 11 percent.

     In the fourth quarter of 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. This standard generally requires the accrual of retiree health care and other postretirement benefits during employees' years of active service. The company elected to recognize the pretax transition obligation of $1,712 million ($1,095 million or $14.17 per share net of deferred income taxes) as a one-time charge to earnings in the current year. This obligation represents the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to November 1, 1992. The 1993 postretirement benefits expense and related disclosures have been determined according to the provisions of FASB Statement No. 106. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $58 million ($37 million or $.48 per share net of deferred income taxes) compared with expense determined under the previous accounting principle. This increase in the current year expense is in addition to the previously mentioned one-time charge relating to the transition obligation. The incremental postretirement benefits expense relating to the Financial Services subsidiaries was immaterial. Additional information is presented in the discussion of "Postretirement Benefits Other Than Pensions" on pages 38 through 39, and the "Supplemental 1993 and 1992 Quarterly Information (Unaudited)" on page 47.

     In the fourth quarter of 1993, the company adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, effective November 1, 1992. This Statement requires the accrual of certain benefits provided to former or inactive employees after employment but before retirement during employees' years of active service. The company previously accrued certain disability related benefits when the disability occurred. Results for the first quarter of 1993 were restated for the cumulative pretax charge resulting from this change in accounting as of November 1, 1992 which totaled $16 million ($10 million or $.13 per share net of deferred income taxes). The adoption of FASB Statement No. 112 resulted in incremental 1993 pretax expense of $2 million ($1 million or $.01 per share net of deferred income taxes) compared with expense determined under the previous accounting principle. This increase in the current year expense is in addition to the previously mentioned one-time cumulative charge. The adoption of FASB Statement No. 112 had an immaterial effect on the Financial Services subsidiaries. Additional information is presented in the "Supplemental 1993 and 1992 Quarterly Information (Unaudited)" on page 47.

     In the fourth quarter of 1993, the company adopted FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments. Disclosures of the fair values of financial instruments which do not approximate the carrying values in the financial statements are included in the appropriate financial statement notes. Fair values of other financial instruments approximate the carrying amounts because of the short maturities or current market interest rates of those instruments.

     In the second quarter of 1992, the company adopted FASB Statement No. 109, Accounting for Income Taxes. See "Income Taxes" on page 40 for further information.

     In December 1992, the FASB issued Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This Statement eliminates the practice of reporting amounts for reinsured contracts net of the effects of reinsurance. The new standard will be adopted in the first quarter of the 1994 fiscal year and will not have a material effect on the company's net income or financial position.

     In May 1993, the FASB issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that the insurance and health care operations' investments in debt and equity securities be classified in the following three categories: trading, held-to-maturity or available-for-sale. Securities classified as trading securities will be carried at fair market value with unrealized gains and losses reflected in earnings. Investment securities held by the company are not considered trading securities. Debt securities that the company has the positive intent and ability to hold to maturity; except for certain changes in circumstances such as credit risk, will be classified as held to maturity and reported at amortized cost. The company currently carries its debt securities on this basis. Securities that are not categorized as either trading or held to maturity will be classified as available for sale. Securities in this category, which will include the company's equity securities, will be carried at fair market value with unrealized gains and losses excluded from earnings but shown as a separate component of stockholders' equity. The company intends to designate all but a small portion of its debt securities as held-to-maturity and, therefore, retain the current amortized cost basis of accounting. The new standard must be adopted no later than fiscal year 1995 and is not expected to have a material effect on the company's net income or financial position.

     Certain amounts for prior years have been reclassified to conform with 1993 financial statement presentations.

RESTRUCTURING COSTS

     During the second quarter of 1993, the company initiated plans to downsize and rationalize its European operations. This resulted in a second quarter restructuring charge of $80 million after income taxes or $1.03 per share ($107 million before income taxes). The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years.

     In 1991, the company initiated plans to reduce costs and rationalize operations, both in North America and overseas. This resulted in a 1991 restructuring charge of $120 million after income taxes or $1.58 per share ($182 million before income taxes), representing costs of employment reductions and the closure of a ductile iron foundry.

PENSION BENEFITS

     The company has several pension plans covering substantially all of its United States employees and employees in certain foreign countries. The United States plans and significant foreign plans in Canada, Germany and France are defined benefit plans in which the benefits are based primarily on years of service and employee compensation near retirement. It is the company's policy to fund its United States plans according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. In Canada and France, the company's funding is in accordance with local laws and income tax regulations, while the German pension plan is unfunded. Plan assets in the United States, Canada and France consist primarily of common stocks, common trust funds, government securities and corporate debt securities.

     Provisions of FASB Statement No. 87 require the company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset relating thereto and reduce stockholders' equity. At October 31, 1993, this minimum pension liability was remeasured, as required by the Statement. As a result, the minimum pension liability was adjusted from $452 million at October 31, 1992 to $515 million at October 31, 1993; the related intangible asset was adjusted from $215 million to $181 million; and the amount by which stockholders' equity had been reduced was adjusted from $156 million to $215 million (net of applicable deferred income taxes of $81 million in 1992 and $119 million in 1993). The change in the minimum pension liability at October 31, 1993 resulted mainly from an increase in pension fund liabilities due to a change in mortality assumptions and the utilization of a lower discount rate.

     The expense of all pension plans was $151 million in 1993, $121 million in 1922 and $94 million in 1991. In 1993, pension expense increased $44 million from a change in mortality assumptions and other actuarial experience and by $6 million from utilization of a lower discount rate, which were partially offset by a reduction of $20 million resulting from favorable investment experience. In 1992, pension expense increased by $27 million due to changes in plan benefits, $18 million from the utilization of a lower discount rate and $16 million due to changes in experience and exchange rates, which were partially offset by a reduction of $34 million resulting mainly from favorable investment experience.

     The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:



                                                             1993      1992      1991
- -------------------------------------------------------------------------------------


Service cost . . . . . . . . . . . . . . . . . . . . .      $  74     $  63     $  64
Interest cost. . . . . . . . . . . . . . . . . . . . .        283       259       231
Return on assets . . . . . . . . . . . . . . . . . . .       (590)     (157)     (622)
Net amortization and deferral. . . . . . . . . . . . .        356       (69)      400
                                                             ----     -----      ----
NET COST . . . . . . . . . . . . . . . . . . . . . . .      $ 123     $  96     $  73
                                                             ----     -----      ----
                                                             ----     -----      ----
Discount rates for obligations . . . . . . . . . . . .       7.25%      8.0%     8.25%
Discount rates for expenses. . . . . . . . . . . . . .        8.0%     8.25%      9.0%
Assumed rates of compensation increases. . . . . . . .        5.0%      5.7%      6.3%
Expected long-term rate of return. . . . . . . . . . .        9.7%      9.7%      9.7%


     A reconciliation of the funded status of the United States plans at October 31 in millions of dollars follows:




                                                                     1993                          1992
                                                           -----------------------------  --------------------------
                                                               Assets       Accumulated       Assets     Accumulated
                                                               Exceed        Benefits         Exceed      Benefits
                                                             Accumulated      Exceed        Accumulated    Exceed
                                                              Benefits        Assets         Benefits      Assets
- --------------------------------------------------------------------------------------------------------------------


ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . . . . . . . . . . .     $(1,555)       $(1,689)       $(1,312)       $(1,434)
  Nonvested benefit obligation . . . . . . . . . . . . . .         (94)          (276)           (97)          (250)
                                                                ------         ------         ------         ------
  Accumulated benefit obligation . . . . . . . . . . . . .      (1,649)        (1,965)        (1,409)        (1,684)
  Excess of projected benefit obligation
      over accumulated benefit obligation. . . . . . . . .        (378)           (21)          (355)           (25)
                                                                ------         ------         ------         ------
Projected benefit obligation . . . . . . . . . . . . . . .      (2,027)        (1,986)        (1,764)        (1,709)
Plan assets at fair value. . . . . . . . . . . . . . . . .       1,805          1,510          1,555          1,240
                                                                ------         ------         ------         ------
Projected benefit obligation
  in excess of plan assets . . . . . . . . . . . . . . . .        (222)          (476)          (209)          (469)
Unrecognized net loss. . . . . . . . . . . . . . . . . . .         114            373            121            281
Prior service cost not yet recognized
  in net periodic pension cost . . . . . . . . . . . . . .           3            176              1            201
Remaining unrecognized transition net asset
  from November 1,1985 . . . . . . . . . . . . . . . . . .         (83)           (13)           (93)           (17)
Adjustment required to recognize
  minimum liability. . . . . . . . . . . . . . . . . . . .                       (515)                         (441)
                                                                ------         ------         ------         ------
PENSION LIABILITY RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . .     $  (188)       $  (455)       $  (180)       $  (445)
                                                                ------         ------         ------         ------
                                                                ------         ------         ------         ------



     The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:



                                                                 1993           1992          1991
- ----------------------------------------------------------------------------------------------------


Service cost . . . . . . . . . . . . . . . . . . . . .            $ 10           $ 10           $  9
Interest cost. . . . . . . . . . . . . . . . . . . . .              23             23             21
Return on assets . . . . . . . . . . . . . . . . . . .             (18)           (10)           (14)
Net amortization and deferral. . . . . . . . . . . . .              13              2              5
                                                                   ---            ---            ---
NET COST . . . . . . . . . . . . . . . . . . . . . . .            $ 28           $ 25           $ 21
                                                                   ===            ===            ===
Discount rates for obligations . . . . . . . . . . . .        6.8-7.0%       7.0-7.5%       7.0-9.3%
Discount rates for expenses. . . . . . . . . . . . . .        7.0-7.5%       7.0-9.3%       7.0-9.8%
Assumed rates of compensation increases. . . . . . . .        4.0-7.0%       4.0-7.0%       4.0-7.0%
Expected long-term rates of return . . . . . . . . . .        7.0-7.5%       7.0-9.3%       7.0-9.8%



     A reconciliation of the funded status of the foreign plans at October 31 in millions of dollars follows:




                                                                     1993                          1992
                                                           -----------------------------  --------------------------
                                                               Assets       Accumulated       Assets     Accumulated
                                                               Exceed        Benefits         Exceed      Benefits
                                                             Accumulated      Exceed       Accumulated     Exceed
                                                              Benefits        Assets        Benefits       Assets
- --------------------------------------------------------------------------------------------------------------------


ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . . . . . . . . . . .       $ (81)         $(202)         $ (75)         $(213)
  Nonvested benefit obligation . . . . . . . . . . . . . .                         (4)                           (4)
                                                                   ---           ----            ---           ----
  Accumulated benefit obligation . . . . . . . . . . . . .         (81)          (206)           (75)          (217)
  Excess of projected benefit obligation over
    accumulated benefit obligation . . . . . . . . . . . .         (10)           (36)           (10)           (46)
                                                                   ---           ----            ---           ----
Projected benefit obligation . . . . . . . . . . . . . . .         (91)          (242)           (85)          (263)
Plan assets at fair value. . . . . . . . . . . . . . . . .         124                           120              1
                                                                   ---           ----            ---           ----
Projected benefit obligation (in excess of) or
  less than plan assets. . . . . . . . . . . . . . . . . .          33           (242)            35           (262)
Unrecognized net (gain) loss . . . . . . . . . . . . . . .           4                             7             (1)
Prior service cost not yet recognized in net
  periodic pension cost. . . . . . . . . . . . . . . . . .           1
Remaining unrecognized transition net (asset)
  obligation from November 1, 1987 . . . . . . . . . . . .         (18)            34            (22)            57
Adjustment required to recognize minimum liability . . . .                                                      (11)
                                                                   ---           ----            ---           ----
PREPAID PENSION ASSET (PENSION LIABILITY) RECOGNIZED
  IN THE CONSOLIDATED BALANCE SHEET. . . . . . . . . . . .       $  20          $(208)         $  20          $(217)
                                                                   ---           ----            ---           ----
                                                                   ---           ----            ---           ----


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The company generally provides defined benefit health care and life insurance plans for retired employees in the United States and Canada. Provisions of the benefit plans for hourly employees are in large part subject to collective bargaining. The plans for salaried employees include certain cost-sharing provisions. It is the company's policy to fund a portion of its obligations for the United States postretirement health care benefit plans under provisions of Internal Revenue Code Section 401(h). Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities.

     During the fourth quarter of 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Additional information is presented in the "Summary of Significant Accounting Policies" on page 36, and the "Supplemental 1993 and 1992 Quarterly Information (Unaudited)" on page 47.

     The components of net periodic postretirement benefits cost of the United States and Canadian plans in 1993 consisted of the following in millions of dollars:



                                                                 Total     Health Care   Life Insurance
- -------------------------------------------------------------------------------------------------------


Service cost . . . . . . . . . . . . . . . . . . . . .            $ 31         $ 28             $  3
Interest cost. . . . . . . . . . . . . . . . . . . . .             133          120               13
Return on assets . . . . . . . . . . . . . . . . . . .             (21)         (21)
Net amortization and deferral. . . . . . . . . . . . .              (1)          (1)
                                                                   ---          ---              ---
NET COST . . . . . . . . . . . . . . . . . . . . . . .            $142*        $126             $ 16
                                                                   ---          ---              ---
                                                                   ---          ---              ---

* Postretirement benefits cost was $86 million in 1992 and $78 million in 1991 under the previous accounting principle.


     A reconciliation of the funded status of the United States and Canadian plans at October 31, 1993 in millions of dollars follows:




                                                                 Total     Health Care   Life Insurance
- -------------------------------------------------------------------------------------------------------


ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS
  Retirees . . . . . . . . . . . . . . . . . . . . . .         $(1,159)       $(1,042)         $(117)
  Fully eligible active plan participants. . . . . . .            (233)          (209)           (24)
  Other active plan participants . . . . . . . . . . .            (331)          (279)           (52)
                                                                ------         ------           ----
  Total. . . . . . . . . . . . . . . . . . . . . . . .          (1,723)        (1,530)          (193)
Plan assets at fair value. . . . . . . . . . . . . . .             129            129
                                                                ------         ------           ----
Accumulated postretirement benefit obligation in
  excess of plan assets. . . . . . . . . . . . . . . .          (1,594)        (1,401)          (193)
Unrecognized net loss. . . . . . . . . . . . . . . . .             145            125             20
Prior service credit not yet recognized in net
  periodic postretirement benefits costs . . . . . . .            (223)          (222)            (1)
                                                                ------         ------           ----
POSTRETIREMENT BENEFIT LIABILITY RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . .         $(1,672)       $(1,498)         $(174)
                                                                ------         ------           ----
                                                                ------         ------           ----


     Actuarial assumptions used to determine 1993 costs for the United States and Canadian plans include a discount rate of 8.25 percent and a 9.7 percent expected long-term rate of return on assets. The discount rate used in determining the October 31, 1993 benefit obligations was 7.5 percent. The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) was assumed to be 1.3 percent for 1994, which is lower than normal due to the effects of plan changes, particularly the migration of employees to managed care programs and company operated clinics. Subsequent to 1994, the trend rate is assumed to be 9.0 percent in 1995, decreasing gradually to 4.3 percent by the year 2001. These trend rates reflect the company's previous experience and current plans for future cost control including the effects of managed care. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of October 31, 1993 by $241 million and the aggregate of the service and interest cost components of net periodic postretirement benefits cost for the year then ended by $25 million.

INCOME TAXES

     The provision (credit) for income taxes by location of the taxing jurisdiction and by significant component consisted of the following in millions of dollars:




                                                                 1993           1992          1991
- ----------------------------------------------------------------------------------------------------



EQUIPMENT OPERATIONS
Current:
  United States:
    Federal. . . . . . . . . . . . . . . . . . . . . .            $ 12           $(58)           $ 4
    State  . . . . . . . . . . . . . . . . . . . . . .               3              1             11
  Foreign  . . . . . . . . . . . . . . . . . . . . . .              30             12              8
                                                                   ---            ---            ---
      Total current. . . . . . . . . . . . . . . . . .              45            (45)            23
                                                                   ---            ---            ---
Deferred:
  United States:
    Federal. . . . . . . . . . . . . . . . . . . . . .             (26)            (5)           (74)
    State  . . . . . . . . . . . . . . . . . . . . . .              (2)            (6)            (5)
  Foreign  . . . . . . . . . . . . . . . . . . . . . .              (3)             7             (2)
                                                                   ---            ---            ---
      Total deferred . . . . . . . . . . . . . . . . .             (31)            (4)           (81)
                                                                   ---            ---            ---
        Total. . . . . . . . . . . . . . . . . . . . .              14            (49)           (58)
                                                                   ---            ---            ---
FINANCIAL SERVICES
Current:
  United States:
    Federal. . . . . . . . . . . . . . . . . . . . . .              70             67             61
    State  . . . . . . . . . . . . . . . . . . . . . .               1                             2
  Foreign  . . . . . . . . . . . . . . . . . . . . . .              10              9              9
                                                                   ---            ---            ---
      Total current. . . . . . . . . . . . . . . . . .              81             76             72
                                                                   ---            ---            ---
Deferred United States federal . . . . . . . . . . . .               2            (12)           (19)
                                                                   ---            ---            ---
        Total. . . . . . . . . . . . . . . . . . . . .              83             64             53
                                                                   ---            ---            ---
CONSOLIDATED PROVISION (CREDIT) FOR INCOME TAXES . . .            $ 97           $ 15           $ (5)
                                                                   ---            ---            ---
                                                                   ---            ---            ---

     Based upon location of the company's operations, the consolidated income
(loss) before income taxes in the United States in 1993, 1992 and 1991 was $353 million, $49 million and $(19) million, respectively, and in foreign countries was $(80) million, $(6) million and $(7) million, respectively. Certain overseas operations are branches of Deere & Company and are therefore subject to United States as well as foreign income tax regulations. The pretax income (loss) by location and the preceding analysis of the income tax provision (credit) by taxing jurisdiction are therefore not directly related.

     The Omnibus Budget Reconciliation Act of 1993, which enacted an increase in the United States federal statutory income tax rate effective January 1, 1993, was signed into law during the fourth quarter of 1993. In accordance with FASB Statement No. 109, Accounting for Income Taxes, the United States deferred income tax assets and liabilities as of the enactment date were revalued during the fourth quarter of 1993 using the new tax rate of 35 percent. This resulted in a credit of $17 million or $.22 per share to the provision for income taxes. This tax rate change had an immaterial effect on the Financial Services subsidiaries.

     A comparison of the statutory and effective income tax provision (credit) and reasons for related differences in millions of dollars follows:




                                                                 1993           1992          1991
- ----------------------------------------------------------------------------------------------------



UNITED STATES FEDERAL INCOME TAX PROVISION (CREDIT)
  AT A STATUTORY RATE OF 34.83 PERCENT IN 1993 AND 34
  PERCENT IN  1992 AND 1991. . . . . . . . . . . . . .            $ 95           $ 15           $ (9)
                                                                   ---            ---            ---
EQUIPMENT OPERATIONS
INCREASE (DECREASE) RESULTING FROM:
Taxes on foreign income which differ from the United
  States statutory rate. . . . . . . . . . . . . . . .              25             10              6
Effect of statutory tax rate change on deferred taxes.             (16)
Realization of benefits of tax loss and tax credit
  carryforwards. . . . . . . . . . . . . . . . . . . .              (4)            (1)            (2)
Other adjustments-net. . . . . . . . . . . . . . . . .                             (5)             3
                                                                   ---            ---            ---
    Total  . . . . . . . . . . . . . . . . . . . . . .               5              4              7
                                                                   ---            ---            ---
FINANCIAL SERVICES
INCREASE (DECREASE) RESULTING FROM:
Tax exempt investment income . . . . . . . . . . . . .              (6)            (6)            (6)
Effect of statutory tax rate change on deferred taxes.              (1)
Other adjustments-net. . . . . . . . . . . . . . . . .               4              2              3
                                                                   ---            ---            ---
    Total  . . . . . . . . . . . . . . . . . . . . . .              (3)            (4)            (3)
                                                                   ---            ---            ---
CONSOLIDATED PROVISION (CREDIT) FOR INCOME TAXES . . .            $ 97           $ 15           $ (5)
                                                                   ---            ---            ---
                                                                   ---            ---            ---



     In the second quarter of 1992, the company adopted FASB Statement No. 109, Accounting for Income Taxes. There was no cumulative effect of adoption or current effect on continuing operations mainly because the company had previously adopted FASB Statement No. 96, Accounting for Income Taxes, in 1988.

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:



                                                                      1993                          1992
                                                            -------------------------    ---------------------------
                                                             Deferred       Deferred       Deferred       Deferred
                                                                Tax            Tax            Tax            Tax
                                                              Assets       Liabilities      Assets       Liabilities
- --------------------------------------------------------------------------------------------------------------------


EQUIPMENT OPERATIONS
Deferred installment sales income. . . . . . . . . . . . .                       $249                          $240
Tax over book depreciation . . . . . . . . . . . . . . . .                         96                            95
Prepaid health and accident benefits . . . . . . . . . . .                                                       33
Accrual for retirement and postemployment benefits . . . .      $  605                          $  4
Accrual for sales allowances . . . . . . . . . . . . . . .         140                           137
Minimum pension liability adjustment . . . . . . . . . . .         123                            81
Accrual for vacation pay . . . . . . . . . . . . . . . . .          35                            35
Accrual for restructuring costs. . . . . . . . . . . . . .          32                             7
Tax loss and tax credit carryforwards. . . . . . . . . . .          23                            25
Allowances for doubtful receivables. . . . . . . . . . . .           6                             6
Other items. . . . . . . . . . . . . . . . . . . . . . . .          45             15             60             17
Less valuation allowance . . . . . . . . . . . . . . . . .         (29)                          (20)
                                                                ------           ----           ----           ----
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .         980            360            335            385
                                                                ------           ----           ----           ----
FINANCIAL SERVICES
Allowances for doubtful receivables and leases . . . . . .          27                            28
Claims and benefits reserves . . . . . . . . . . . . . . .          25                            19
Unearned premiums. . . . . . . . . . . . . . . . . . . . .           6                             9
Accrual for retirement and postemployment benefits . . . .           3
Other items. . . . . . . . . . . . . . . . . . . . . . . .           7             15              4             11
                                                                ------           ----           ----           ----
  Total. . . . . . . . . . . . . . . . . . . . . . . . . .          68             15             60             11
                                                                ------           ----           ----           ----
CONSOLIDATED DEFERRED INCOME TAX ASSETS AND LIABILITIES. .      $1,048           $375           $395           $396
                                                                ------           ----           ----           ----
                                                                ------           ----           ----           ----



     At October 31, 1993, accumulated earnings in certain overseas subsidiaries and affiliates totaled $361 million for which no provision for United States income taxes or foreign withholding taxes had been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

     Deere & Company files a consolidated federal income tax return in the United States which includes certain wholly-owned Financial Services subsidiaries, primarily John Deere Capital Corporation, John Deere Credit, Inc., and the health care subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns. Deere & Company's insurance subsidiaries file separate federal income tax returns.

     During 1993, 1992 and 1991, the company recognized $4 million, $1 million and $2 million, respectively, of income tax benefits relating to tax loss and tax credit carryforwards from previous years. At October 31, 1993, certain foreign tax loss and tax credit carryforwards were available. The expiration dates and amounts in millions of dollars are as follows: 1996 - $2, $1997 - $5, 1998 - $9 and unlimited - $7.

MARKETABLE SECURITIES

     Marketable securities are held by the insurance and health care subsidiaries. Fixed maturities, consisting of corporate bonds, government bonds and certificates of deposit, are carried at amortized cost and generally held to maturity. Equity securities, consisting of common and preferred stocks, are carried at cost. Realized gains or losses from the sales of marketable securities are based on the specific identification method. A discussion of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which could affect the carrying value of marketable securities starting in fiscal year 1995, is found on page 37 of the "Summary of Significant Accounting Policies".

     The value of marketable securities at October 31 in millions of dollars follows:



                                                                      1993                          1992
                                                            -------------------------    ---------------------------
                                                             Carrying        Market        Carrying        Market
                                                               Value          Value          Value          Value
- --------------------------------------------------------------------------------------------------------------------


Fixed maturities . . . . . . . . . . . . . . . . . . . . .       $ 951         $1,042          $ 906         $  974
Equity securities. . . . . . . . . . . . . . . . . . . . .          36             37             40             43
Other  . . . . . . . . . . . . . . . . . . . . . . . . . .           8             11              8             12
                                                                 -----         ------          -----         ------
  Marketable securities. . . . . . . . . . . . . . . . . .       $ 995         $1,090          $ 954         $1,029
                                                                 -----         ------          -----         ------
                                                                 -----         ------          -----         ------



     The carrying value and market value of fixed maturities in millions of dollars follows:





                                                                              Gross          Gross
                                                             Carrying      Unrealized     Unrealized       Market
                                                               Value          Gains         Losses          Value
- --------------------------------------------------------------------------------------------------------------------


October 31, 1993:
United States government and its agencies. . . . . . . . .       $ 342           $ 31           $  1         $  372
States and municipalities. . . . . . . . . . . . . . . . .         208             21                           229
Corporate. . . . . . . . . . . . . . . . . . . . . . . . .         393             40                           433
Other  . . . . . . . . . . . . . . . . . . . . . . . . . .           8                                            8
                                                                 -----           ----           ----         ------
  Fixed maturities . . . . . . . . . . . . . . . . . . . .       $ 951           $ 92           $  1         $1,042
                                                                 -----           ----           ----         ------
                                                                 -----           ----           ----         ------
October 31, 1992:
United States government and its agencies. . . . . . . . .       $ 305           $ 21           $  1         $  325
States and municipalities. . . . . . . . . . . . . . . . .         213             16              1            228
Corporate. . . . . . . . . . . . . . . . . . . . . . . . .         375             33              1            407
Other  . . . . . . . . . . . . . . . . . . . . . . . . . .          13              1                            14
                                                                 -----           ----           ----         ------
  Fixed maturities . . . . . . . . . . . . . . . . . . . .       $ 906           $ 71           $  3         $  974
                                                                 -----           ----           ----         ------
                                                                 -----           ----           ----         ------

     The contractual maturities of fixed maturities at October 31, 1993 in millions of dollars follows:


                                                 Carrying        Market
                                                   Value          Value
- ------------------------------------------------------------------------

Due in one year or less. . . . . . . . . . .      $  52         $   53
Due after one year through five years. . . .        138            148
Due after five years through 10 years. . . .        224            243
Due after 10 years . . . . . . . . . . . . .        537            598
                                                   ----          -----
  Fixed maturities . . . . . . . . . . . . .      $ 951         $1,042
                                                   ----          -----
                                                   ----          -----


     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were $23 million in 1993, $18 million in 1992 and $34 million in 1991. Gross gains of $1 million in 1993, $1 million in 1992 and $12 million in 1991 and gross losses of none in 1993, none in 1992 and $4 million in 1991 were realized on those sales.

DEALER ACCOUNTS AND NOTES RECEIVABLE

Dealer accounts and notes receivable at October 31 consisted of the following in millions of dollars:


                                                   1993           1992
- ------------------------------------------------------------------------


Dealer accounts and notes:
  Agricultural . . . . . . . . . . . . . . .     $1,662         $1,808
  Industrial . . . . . . . . . . . . . . . .        551            510
  Lawn and grounds care. . . . . . . . . . .        467            470
                                                  -----          -----
    Total. . . . . . . . . . . . . . . . . .      2,680          2,788
Other receivables. . . . . . . . . . . . . .        132            178
                                                  -----          -----
  Total  . . . . . . . . . . . . . . . . . .      2,812          2,966
Less allowance for doubtful receivables. . .         18             20
                                                  -----          -----
  Dealer accounts and notes receivable--net .    $2,794         $2,946
                                                  -----          -----
                                                  -----          -----

     At October 31, 1993 and 1992, dealer notes included above were $414 million and $397 million, respectively.

     Dealer accounts and notes receivable arise primarily from sales to dealers of John Deere agricultural, industrial and lawn and grounds care equipment. The company retains as collateral a security interest in the equipment associated with these receivables. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Interest is charged on balances outstanding after certain interest-free periods, which range from six to nine months for agricultural tractors, six months for industrial equipment, and from six to 24 months for most other equipment. Dealer accounts and notes receivable have significant concentrations of credit risk in the agricultural, industrial and lawn and grounds care business sectors as shown above. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

CREDIT RECEIVABLES

Credit receivables at October 31 consisted of the following in millions of dollars:


                                                   1993           1992
- ------------------------------------------------------------------------


Retail notes:
  John Deere equipment:
    Agricultural . . . . . . . . . . . . . .     $2,242         $2,847
    Industrial . . . . . . . . . . . . . . .        351            476
    Lawn and grounds care. . . . . . . . . .        213            245
  Recreational products. . . . . . . . . . .      1,361          1,499
                                                 ------         ------
    Total. . . . . . . . . . . . . . . . . .      4,167          5,067
Revolving charge accounts. . . . . . . . . .        331            268
Financing leases . . . . . . . . . . . . . .        146            153
Wholesale notes. . . . . . . . . . . . . . .        110            112
                                                 ------         ------
  Total credit receivables . . . . . . . . .      4,754          5,600
                                                 ------         ------
Less:
  Unearned finance income:
    Deere notes. . . . . . . . . . . . . . .        390            512
    Recreational product notes . . . . . . .        507            585
    Financing leases . . . . . . . . . . . .         19             19
                                                 ------         ------
      Total. . . . . . . . . . . . . . . . .        916          1,116
                                                 ------         ------
  Allowance for doubtful receivables . . . .         83             89
                                                 ------         ------
    Credit receivables--net . . . . . . . . .    $3,755         $4,395
                                                 ------         ------
                                                 ------         ------

     At October 31, 1993, $116 million of the net credit receivables were financed by the Equipment Operations and $3,639 million by the credit subsidiaries.

     Credit receivables have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care, and recreational product business sectors as shown above. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes and leases.

     At October 31, 1993, the estimated fair value of total net credit receivables was $3,844 million compared to the carrying value of $3,755 million. The fair values of fixed-rate retail notes and financing leases were based on the discounted values of their related cash flows at current market interest rates. The fair values of variable-rate retail notes, revolving charge accounts and wholesale notes approximate the carrying amounts.

     Credit receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

                                                   1993           1992
- ------------------------------------------------------------------------


Due in months:
   0-12  . . . . . . . . . . . . . . . . . .     $1,429         $1,858
  13-24  . . . . . . . . . . . . . . . . . .      1,017          1,196
  25-36  . . . . . . . . . . . . . . . . . .        762            900
  37-48  . . . . . . . . . . . . . . . . . .        550            597
  49-60  . . . . . . . . . . . . . . . . . .        358            352
  Thereafter . . . . . . . . . . . . . . . .        638            697
                                                  -----          -----
Total    . . . . . . . . . . . . . . . . . .     $4,754         $5,600
                                                  -----          -----
                                                  -----          -----


     The maximum maturities for retail notes are generally seven years for agricultural equipment, five years for industrial equipment, six years for lawn and grounds care equipment and 15 years for recreational products. The maximum term for financing leases is six years, while the maximum maturity for wholesale notes is 24 months.

     The company's United States credit subsidiary, John Deere Capital Corporation, received net proceeds of $1,143 million in 1993 and $455 million in 1992 from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. The Capital Corporation and certain foreign subsidiaries also sold retail notes to other financial institutions, receiving proceeds of $5 million in 1993, $242 million in 1992 and $6 million in 1991. At October 31, 1993 and 1992, the net unpaid balances of retail notes previously sold were $1,399 million and $697 million, respectively. The company was contingently liable for recourse in the maximum amount of $113 million and $76 million at October 31, 1993 and 1992, respectively. The retail notes sold are collateralized by security interests in the related machinery sold to customers. There is a minimal amount of credit and market risk due to monthly adjustments to the sale price of a small portion of the retail notes. There is no anticipated credit risk related to nonperformance by the counterparties. At October 31, 1993 and 1992, net credit receivables administered, which include credit receivables previously sold but still administered, totaled $5,154 million and $5,092 million, respectively.

     The allowance for doubtful credit receivables represented 2.22 percent and
1.99 percent of credit receivables outstanding at October 31, 1993 and 1992, respectively. In addition, at October 31, 1993 and 1992, the company's credit subsidiaries had $119 million and $117 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:



                                                                 1993           1992          1991
- ----------------------------------------------------------------------------------------------------


Balance, beginning of the year . . . . . . . . . . . .            $ 89           $ 81           $ 71
Provision charged to operations. . . . . . . . . . . .              30             52             68
Amounts written off. . . . . . . . . . . . . . . . . .             (29)           (44)           (58)
Transfers related to retail note sales . . . . . . . .              (7)
                                                                   ---            ---            ---
Balance, end of the year . . . . . . . . . . . . . . .            $ 83           $ 89           $ 81
                                                                   ---            ---            ---
                                                                   ---            ---            ---


     Allowances for doubtful credit receivables are maintained in amounts considered appropriate in relation to the receivables and leases outstanding based on estimated collectibility and collection experience. The lower provisions in 1993 and 1992 resulted from a decrease in write-offs of uncollectible receivables and leases, particularly recreational product related notes and John Deere industrial equipment retail notes. The total "Provision for doubtful receivables" is included in the "Statement of Consolidated Cash Flows" on pages 22 and 23.

OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:


                                                       1993           1992
- ----------------------------------------------------------------------------


Insurance and health care premiums receivable. . . .   $ 71           $ 70
Receivables relating to asset backed securities. . .    169             71
Other    . . . . . . . . . . . . . . . . . . . . . .     49             38
                                                       ----           ----
  Other receivables. . . . . . . . . . . . . . . . .   $289           $179
                                                       ----           ----
                                                       ----           ----


     Other receivables are primarily held by the Financial Services subsidiaries. The credit subsidiaries have sold retail notes to limited purpose business trusts which utilized the notes as collateral for the issuance of asset backed securities to the public. The balance of the related receivables is equal to the unamortized present value of deposits made with the trusts pursuant to recourse provisions, and other payments to be received under the sales agreements. Additional information is presented in the "Summary of Significant Accounting Policies" on page 36.

EQUIPMENT ON OPERATING LEASES

Operating leases arise from the lease of John Deere equipment to retail customers in the United States and Canada. Initial lease terms range from 12 to 72 months. The net value of John Deere equipment on operating leases was $195 million and $168 million at October 31, 1993 and 1992, respectively. Of these leases, at October 31, 1993, $76 million was financed by the Equipment Operations and $119 million by John Deere Credit Company. The accumulated depreciation on this equipment was $52 million and $53 million at October 31, 1993 and 1992, respectively. The corresponding depreciation expense was $29 million in 1993, $29 million in 1992 and $28 million in 1991.

   Future payments to be received on operating leases totaled $105 million at October 31, 1993 and are scheduled as follows: 1994--$48, 1995--$34, 1996--$15,
1997--$7 and 1998--$1.

INVENTORIES

Substantially all inventories owned by Deere & Company and its United
States equipment subsidiaries are valued at cost on the "last-in, first-out"
(LIFO) method. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 83 percent and 81 percent of worldwide gross inventories at FIFO value on October 31, 1993 and 1992, respectively.

     Under the LIFO inventory method, cost of goods sold ordinarily reflects current production costs thus providing a matching of current costs and current revenues in the income statement. However, when LIFO-valued inventories decline, as they did in 1993 and 1992, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. Benefits from the reduction of LIFO inventories totaled $51 million ($33 million or $.43 per share after income taxes) in 1993, $65 million ($43 million or $.56 per share after income taxes) in 1992 and $128 ($84 million or $1.11 per share after income taxes) in 1991.

     Raw material, work-in-process and finished goods inventories at October 31, 1993 totaled $464 million on a LIFO-value basis com-pared with $525 million one year ago. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:



                                                   1993           1992
- ------------------------------------------------------------------------


Raw materials and supplies . . . . . . . . .     $  192         $  213
Work-in-process. . . . . . . . . . . . . . .        295            377
Finished machines and parts    . . . . . . .        919            979
                                                  -----          -----
  Total FIFO value . . . . . . . . . . . . .      1,406          1,569
Adjustment to LIFO basis . . . . . . . . .          942          1,044
                                                  -----          -----
  Inventories. . . . . . . . . . . . . . . .     $  464         $  525
                                                  -----          -----
                                                  -----          -----


PROPERTY AND DEPRECIATION

Property and equipment is stated at cost, less accumulated depreciation. Property and equipment additions were $205 million in 1993 compared with $281 million in 1992. Additions for 1993 included $204 million for capital expenditures and $1 million for leased property under capital leases. Additions for 1992 included $279 million for capital expenditures and $2 million for capitalization of interest. Of the 1993 capital expenditures, $161 million were in the United States and Canada, $35 million were overseas and $8 million were incurred by the Financial Services subsidiaries.

   A summary of consolidated property and equipment at October 31 in millions of dollars follows:



                                                   1993           1992
- ------------------------------------------------------------------------


Land . . . . . . . . . . . . . . . . . . . .     $   39         $   40
Buildings and building equipment . . . . . .        819            817
Machinery and equipment. . . . . . . . . . .      1,992          1,997
Dies, patterns, tools, etc.. . . . . . . . .        439            418
All other. . . . . . . . . . . . . . . . . .        434            425
Construction in progress . . . . . . . . . .         48             64
                                                  -----          -----
  Total. . . . . . . . . . . . . . . . . . .      3,771          3,761
Less accumulated depreciation. . . . . . . .      2,531          2,453
                                                  -----          -----
  Property and equipment--net. . . . . . . .     $1,240         $1,308
                                                  -----          -----
                                                  -----          -----


     Leased property under capital leases amounting to $26 million and $29 million at October 31, 1993 and 1992, respectively, is included primarily in machinery and equipment and all other.

     Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

     Depreciation amounted to $226 million in 1993, $217 million in 1992 and $190 million in 1991. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

     It is not expected that the cost of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or operating results.

INTANGIBLE ASSETS

     Consolidated net intangible assets totaled $297 million and $338 million at October 31, 1993 and 1992, respectively. The Equipment Operations' balance of $278 million at October 31, 1993 consisted primarily of $181 million related to the minimum pension liability required by FASB Statement No. 87, and unamortized goodwill which resulted from the purchase cost of assets acquired exceeding their fair value. The intangible pension asset decreased by $34 million during 1993.

     Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $53 million and $47 million at October 31, 1993 and 1992, respectively. The intangible pension asset is remeasured and adjusted annually.

SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:


                                                   1993           1992
- ------------------------------------------------------------------------


EQUIPMENT OPERATIONS
Commercial paper . . . . . . . . . . . . . .      $ 303          $ 705
Notes payable to banks . . . . . . . . . . .         25            128
Long-term borrowings due within one year . .        148             23
                                                  -----          -----
   Total . . . . . . . . . . . . . . . . . .        476            856
                                                  -----          -----
FINANCIAL SERVICES
Commercial paper . . . . . . . . . . . . . .        712          1,706
Notes payable to banks . . . . . . . . . . .          8             54
Long-term borrowings due within one year . .        405            464
                                                  -----          -----
   Total . . . . . . . . . . . . . . . . . .      1,125          2,224
                                                  -----          -----
CONSOLIDATED SHORT-TERM BORROWINGS . . . . .     $1,601         $3,080
                                                  -----          -----
                                                  -----          -----


     All of the Financial Services short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $3,344 million at October 31, 1993. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1993, $2,296 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit are three long-term committed credit agreements expiring on various dates through March 1996 in an aggregate maximum amount of $3,276 million. Each agreement is mutually extendable. Annual facility fees on the credit agreements range from 0.125 percent to 0.1875 percent.

     Certain of these credit agreements have various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. The credit agreements also contain provisions requiring Deere & Company to maintain consolidated tangible net worth of $1,600 million according to United States generally accepted accounting principles as of October 31, 1992.

     The company's credit subsidiaries have entered into interest rate swap and interest cap agreements to hedge their interest rate exposure in amounts corresponding to a portion of their short-term borrowings. At October 31, 1993 and 1992, the total notional principal amounts of interest rate swap agreements were $642 million and $291 million, having rates of 3.6 percent to 10.0 percent, terminating in up to 28 months and 48 months, respectively. The total notional principal amounts of interest rate cap agreements at October 31, 1993 and 1992 were $44 million and $105 million, having capped rates of 8.0 percent to 9.0 percent, terminating in up to 15 months and 28 months, respectively. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements. The credit and market risk under these agreements is not considered to be significant. The estimated fair value and carrying value of these interest rate swap and cap agreements were not significant at October 31, 1993.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:


                                                   1993           1992
- ------------------------------------------------------------------------


EQUIPMENT OPERATIONS
Accounts payable:
  Trade  . . . . . . . . . . . . . . . . . .     $  685         $  599
  Dividends payable. . . . . . . . . . . . .         43             38
  Capital lease obligations. . . . . . . . .          3              9
  Other  . . . . . . . . . . . . . . . . . .         31             28
Accrued expenses:
  Employee benefits. . . . . . . . . . . . .        148            151
  Dealer commissions . . . . . . . . . . . .        124            108
  Other  . . . . . . . . . . . . . . . . . .        499            386
                                                  -----          -----
    Total. . . . . . . . . . . . . . . . . .      1,533          1,319
                                                  -----          -----
FINANCIAL SERVICES
Accounts payable:
  Deposits withheld from dealers and
    merchants. . . . . . . . . . . . . . . .        119            117
  Other  . . . . . . . . . . . . . . . . . .         77             82
Accrued expenses:
  Unearned premiums. . . . . . . . . . . . .        110            107
  Unpaid loss adjustment expenses  . . . . .         60             58
  Interest payable . . . . . . . . . . . . .         51             49
  Other  . . . . . . . . . . . . . . . . . .        115            114
                                                  -----          -----
    Total. . . . . . . . . . . . . . . . . .        532            527
                                                  -----          -----
Intercompany eliminations. . . . . . . . . .         (1)            (1)
                                                  -----          -----
CONSOLIDATED ACCOUNTS PAYABLE AND
  ACCRUED EXPENSES . . . . . . . . . . . . .     $2,064         $1,845
                                                  -----          -----
                                                  -----          -----


LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:


                                                   1993           1992
- ------------------------------------------------------------------------


EQUIPMENT OPERATIONS
Notes and Debentures:
  Medium-term notes due 1996--2006:
    Average interest rate of 8.8%
    as of year end 1993 and 1992 . . . . . .    $   296        $   317
  8-1/4% notes due 1996. . . . . . . . . . .        150            150
  9-1/8% notes due 1996. . . . . . . . . . .        100            100
  8.45% debentures due 2000. . . . . . . . .         37             54
  8% debentures due 2002 . . . . . . . . . .                       115
  Adjustable Rate Senior Notes due 2002:
    Interest rate of 6.1% as of
    year end 1993 and 7.3% as of
    year end 1992. . . . . . . . . . . . . .         80             90
  8.95% debentures due 2019. . . . . . . . .        200            200
  8-1/2% debentures due 2022 . . . . . . . .        200            200
  Other  . . . . . . . . . . . . . . . . . .          6              8
                                                  -----          -----
      Total. . . . . . . . . . . . . . . . .     $1,069         $1,234
                                                  -----          -----
(continued)


                                                   1993           1992
- ------------------------------------------------------------------------

FINANCIAL SERVICES
Notes and Debentures:
  Medium-term notes due 1994--2000:
    Average interest rate of 5.9% as of
    year end 1993 and 6.7% as of
    year end 1992. . . . . . . . . . . . . .      $  382        $  400
  6% notes due 1995: Swapped to variable
    interest rate of 3.1% as of year end
    1993 and 3.6% as of year end 1992. . . .        100            100
  11-5/8% notes due 1995: Swapped to variable
    interest rate of 3.2% as of year end 1993
    and 3.3% as of year end 1992 . . . . . .        150            150
  5% notes due 1995. . . . . . . . . . . . .        150
  4-5/8% notes due 1996. . . . . . . . . . .        200
  7.20% notes due 1997 . . . . . . . . . . .        100            100
  7-1/2% debentures due 1998 . . . . . . . .                        47
  5% Swiss franc bonds due 1999: Swapped
    to variable interest rate of 3.7% as
    of year end 1993 and 3.8% as of
    year end 1992. . . . . . . . . . . . . .         97             97
                                                  -----          -----
      Total notes and debentures . . . . . .      1,179            894
                                                  -----          -----
Subordinated Debt:
  9-5/8% subordinated notes due 1998: Swapped
    to variable interest rate of 3.8% as of
    year end 1993 and 3.9% as of year end 1992      150            150
  9.35% subordinated debentures due 2003 . .                        45
  8-5/8% subordinated debentures due 2019:
    Swapped to variable interest rate of 3.2%
     as of year end 1993 and 1992. . . . . .        150            150
                                                  -----          -----
      Total subordinated debt. . . . . . . .        300            345
                                                  -----          -----
        Total. . . . . . . . . . . . . . . .      1,479          1,239
                                                  -----          -----
CONSOLIDATED LONG-TERM BORROWINGS. . . . . .     $2,548         $2,473
                                                  -----          -----
                                                  -----          -----

     All of the Financial Services long-term borrowings represent obligations of John Deere Capital Corporation.

     The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings to a variable rate based on specified United States commercial paper rate indices. The above table reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Capital Corporation has interest rate swap agreements corresponding to a portion of their fixed rate long-term borrowings. At October 31, 1993, the total notional principal amount of these interest rate swap agreements was $347 million, having variable interest rates of 3.4 percent to 3.8 percent, terminating in up to 40 months. The Capital Corporation also has interest rate swap and cap agreements associated with medium-term notes. The above table reflects the interest rates relating to these swap and cap agreements. At October 31, 1993 and 1992, the total notional principal amounts of these swap agreements were $138 million and $110 million, terminating in up to 42 months and 54 months, respectively. At October 31, 1993 and 1992, the total notional principal amounts of these cap agreements were $25 million and $125 million, terminating in up to 22 months and 34 months, respectively. A Swiss franc to United States dollar currency swap agreement is also associated with the Swiss franc bonds in the table. The credit and market risk under these agreements is not considered to be significant.

     At October 31, 1993, the total estimated fair value of the company's total long term borrowings was $2,658 million, comprised of $1,162 million for the Equipment Operations and $1,496 million for Financial Services. The corresponding carrying amount of total long-term borrowings was $2,548 million, comprised of $1,069 million for the Equipment Operations and $1,479 million for Financial Services. Fair values of long-term borrowings with fixed rates were based on a discounted cash flow model. Fair values of long-term borrowings that have been swapped to current variable interest rates approximate their carrying amounts. The estimated fair value and carrying value of the Capital Corporation's interest rate swap and cap agreements associated with medium-term notes were not significant at October 31, 1993.

     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1994--$148, 1995--$18, 1996--$325, 1997--
$84 and 1998--$54. The approximate amounts of John Deere Capital Corporation's long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1994--$405, 1995--$633, 1996--$262, 1997--$309 and 1998--$11.

     Certain of the company's credit agreements contain provisions requiring the maintenance of a minimum consolidated tangible net worth according to United States generally accepted accounting principles as of October 31, 1992. Under these provisions, the total consolidated retained earnings balance of $926 million at October 31, 1993 was free of restrictions as to payment of dividends or acquisition of the company's common stock.

LEASES

The company leases certain computer equipment, lift trucks and other property. The present values of future minimum lease payments relating to leased assets deemed to be capital leases as determined from the lease contract provisions are capitalized. Capitalized amounts are amortized over either the lives of the leases or the normal depreciable lives of the leased assets. All other leases are defined as operating leases. Lease expenses relating to operating leases are charged to rental expense as incurred.

     At October 31, 1993, future minimum lease payments under capital leases totaled $3 million as follows: 1994--$2, 1995--$1. Total rental expense for operating leases during 1993 was $48 million compared with $53 million in 1992 and $49 million in 1991. At October 31, 1993, future minimum lease payments under operating leases amounted to $85 million as follows: 1994--$30, 1995--$27, 1996--$17, 1997--$4, 1998--$3, later years--$4.

COMMITMENTS AND CONTINGENT LIABILITIES

On October 31, 1993, the company was contingently liable for recourse of approximately $113 million on credit receivables sold to financial institutions or limited purpose business trusts by both the Financial Services subsidiaries and the Equipment Operations. In addition, certain foreign subsidiaries have pledged assets with a balance sheet value of $32 million as collateral for bank advances of $2 million. Also, at October 31, 1993, the company had commitments of approximately $50 million for construction and acquisition of property and equipment.

     The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. The company and certain subsidiaries of the Capital Corporation are currently involved in legal actions relating to alleged violations of certain technical provisions of Texas consumer credit statutes in connection with John Deere Company's financing of the retail purchase of recreational vehicles and boats in that state. These actions include: a class action brought by Russell Durrett individually and on behalf of others against John Deere Company (filed in state court on February 19, 1992 and removed on February 26, 1992 to the United States District Court for the Northern District of Texas, Dallas Division), which case was certified as a class action by the court on November 6, 1992; and a class action titled Deere Credit, Inc. v. Shirley Y. Morgan, et al., originally filed on February 20, 1992, and certified in the 281st Judicial District Court of Harris County, Texas, on October 12, 1993 for all persons who opt out of the federal class action. The company and the Capital Corporation subsidiaries believe that they have substantial defenses and intend to defend the actions vigorously. Although it is not possible to predict the outcome of these unresolved legal actions and the amounts of claimed damages and penalties are large, the company believes that these unresolved legal actions will not have a material adverse effect on its consolidated financial position.

CAPITAL STOCK

Changes in the common stock account in 1991, 1992 and 1993 were as follows:



                                                 Number of       Amount
                                               Shares Issued  (in millions)
- ---------------------------------------------------------------------------

Balance at October 31, 1990. . . . . . . . .      76,310,441     $  831
Stock options exercised. . . . . . . . . . .          55,210          2
Debenture conversions. . . . . . . . . . . .          77,487          3
Other. . . . . . . . . . . . . . . . . . . .                          3
                                                ------------      -----
Balance at October 31, 1991. . . . . . . . .      76,443,138        839
Stock options exercised. . . . . . . . . . .          76,490          3
Debentures conversions . . . . . . . . . . .           4,486
Other. . . . . . . . . . . . . . . . . . . .                         (2)
                                                ------------      -----
Balance at October 31, 1992. . . . . . . . .      76,524,114        840
Stock issued . . . . . . . . . . . . . . . .       8,050,000        535
Stock options exercised. . . . . . . . . . .       1,168,833         51
Debenture conversions. . . . . . . . . . . .           4,088
Other. . . . . . . . . . . . . . . . . . . .                         11
                                                ------------      -----
Balance at October 31, 1993. . . . . . . . .      85,747,035     $1,437
                                                ------------      -----
                                                ------------      -----



     In September 1993, the company issued 8,050,000 shares of common stock in a public offering. The net proceeds of $535 million were used for working capital and other general corporate purposes, including the reduction of indebtedness of the Equipment Operations and credit subsidiaries.

     The calculation of net income per share is based on the average number of shares outstanding during the year. The calculation of net income per share assuming full dilution recognizes the dilutive effect of the assumed exercise of stock appreciation rights and stock options, and conversion of convertible debentures. The calculation also reflects adjustment for interest expense relating to the convertible debentures, net of applicable income taxes.

   The company is authorized to issue 3,000,000 shares of preferred stock, none of which has been issued.

     The major changes during 1993 affecting common stock in treasury included the acquisition of 112,100 shares of treasury stock at a total cost of $6 million. In addition, 70,628 shares of treasury stock at original cost of $4 million were issued under the restricted stock plan.

RESTRICTED STOCK

In 1989, stockholders approved a restricted stock plan for key employees of the company. Under this plan, 750,000 shares may be granted as restricted stock. The company will establish the period of restriction for each award and hold the restricted stock during the restriction period, while the employee will receive any dividends and vote the restricted stock. No award may be made under the plan providing for restrictions that lapse after October 31, 1999.

     In February 1993, stockholders approved a restricted stock plan for nonemployee directors. Under this plan, 30,000 shares may be granted as restricted stock. The restrictions lapse when a director retires from the Board.

     Under both plans, the market value of the restricted stock at the time of grant is recorded as unamortized restricted stock compensation in a separate component of stockholders' equity. This compensation is amortized to expense evenly over the minimum periods of restriction, which is currently four years for both plans. At October 31, 1993, 444,807 shares remained available for award under both plans.

     Changes in the unamortized restricted stock compensation account in 1991, 1992 and 1993 were as follows:



                                                Number of           Amount
                                              Shares Granted    (in millions)
- ------------------------------------------------------------------------------

Outstanding at October 31, 1990.............       94,702           $  5
Granted.....................................       65,183              3
Amortized and vested........................       (4,791)            (2)
                                                 --------           ----
Outstanding at October 31, 1991.............      155,094              6
Granted.....................................       94,408              4
Amortized and vested........................      (23,002)            (3)
                                                 --------           -----
Outstanding at October 31, 1992.............      226,500              7
Granted.....................................       70,628              4
Amortized and vested........................      (46,107)            (3)
                                                ---------           -----
Outstanding at October 31, 1993.............      251,021           $  8
                                                ---------           -----
                                                ---------           -----

STOCK OPTIONS

Options for the purchase of the company's common stock are issued to officers and other key employees under stock option plans as approved by stockholders. Options outstanding at October 31, 1993 generally become exercisable one year after the date of grant and are exercisable up to 10 years after the date of grant.

     The stock option plan includes authority to grant stock appreciation rights, either concurrently with the grant of options or subsequently, and to accept stock of the company in payment for shares under the options. Both incentive options and options not entitled to incentive stock option treatment (nonstatutory options) may be granted under the plan. At October 31, 1993, 4,457,902 shares remained available for the granting of options.

     During the last three fiscal years, changes in shares under option were as follows:


                                           Shares     Option Price Per Share
- ----------------------------------------------------------------------------

Outstanding at October 31, 1990.......   1,151,347       $23.31 - $60.06
Granted...............................     597,152       $45.31
Exercised.............................     (55,210)      $23.31 - $46.81
Expired or cancelled..................     (16,661)      $26.38 - $60.06
                                        ----------
Outstanding at October 31, 1991.......   1,676,628       $23.31 - $60.06
Granted...............................   1,026,474       $42.31
Exercised.............................     (76,490)      $23.31 - $46.81
Expired or cancelled..................     (23,585)      $26.38 - $60.06
                                        ----------
Outstanding at October 31, 1992.......   2,603,027       $23.31 - $60.06
Granted...............................   1,036,819       $40.88
Exercised.............................  (1,168,833)      $23.31 - $60.06
Expired or cancelled..................    (159,684)      $23.31 - $60.06
                                        -----------
Outstanding at October 31, 1993.......   2,311,329       $23.31 - $60.06
                                        -----------
                                        -----------

     For options outstanding at October 31, 1993, the average exercise price was $43.53 per share and expiration dates ranged from December 1993 to December 2002. Of the outstanding options, 261,998 may be exercised in the form of stock appreciation rights.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

The company maintains the following significant plans for eligible employees:

   John Deere Savings and Investment Plan, for salaried employees
   John Deere Stock Purchase Plan, for salaried employees
   John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees Company contributions under these plans were $9 million in 1993, $11 million in 1992 and $22 million in 1991.

RETAINED EARNINGS

An analysis of the company's retained earnings follows in millions of dollars:




                                       1993       1992       1991
- -------------------------------------------------------------------

Balance, beginning of the year......  $2,004     $2,119     $2,291
Net income (loss)...................    (921)        37        (20)
Dividends declared..................    (157)      (152)      (152)
                                      ------     ------      -----
Balance, end of the year............  $  926     $2,004     $2,119
                                      -----      ------      -----
                                      -----      ------      -----



CUMULATIVE TRANSLATION ADJUSTMENT

An analysis of the company's cumulative translation adjustment follows in millions of dollars:


                                             1993        1992          1991
- -----------------------------------------------------------------------------

Balance, beginning of the year.............  $19          $16           $12
Translation adjustment for the year........   16           (1)            7
Income taxes applicable to translation
  adjustments..............................    7            4            (3)
                                             ----         ----          ----
Balance, end of the year..................   $42          $19           $16
                                             ----         ----          ----
                                             ----         ----          ----

     The company has entered into foreign exchange contracts and options in order to hedge the currency exposure of certain inventory, short-term borrowings and expected inventory purchases.

The foreign exchange contract gains or losses are accrued as foreign exchange rates change, and the contract premiums are amortized over the terms of the foreign exchange contracts. The option premiums and any gains are deferred and recorded as part of the cost of future inventory purchases. At October 31, 1993 and 1992, the company had foreign exchange contracts maturing in up to three months and six months for $409 million and $424 million, respectively. At October 31, 1993 and 1992, the company had options maturing in up to 24 months and 36 months for $72 million and $261 million, respectively. The credit and market risk under these agreements is not considered to be significant. At October 31, 1993, the estimated fair value and carrying value of the foreign exchange contracts and options were not significant.

CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

     Cash payments for interest and income taxes consisted of the following in millions of dollars:


                                          1993        1992       1991
- ----------------------------------------------------------------------

Interest:
  Equipment Operations..................  $178        $195       $191
  Financial Services....................   162         201        250
  Intercompany eliminations.............    (4)         (2)        (3)
                                          ----        ----       ----
    Consolidated........................  $336        $394       $438
                                          ----        ----       ----
                                          ----        ----       ----
Income taxes:
  Equipment Operations..................  $ 98        $ 37       $ 11
  Financial Services....................    79          73         74
  Intercompany eliminations.............   (60)        (57)       (56)
                                          ----        ----       ----
    Consolidated........................  $117        $ 53       $ 29
                                          ----        ----       ----
                                          ----        ----       ----


SUPPLEMENTAL 1993 AND 1992 QUARTERLY INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.



                               FIRST     SECOND    THIRD      FOURTH
                               QUARTER   QUARTER   QUARTER    QUARTER
- ----------------------------------------------------------------------

1993
Net sales and revenues.......  $ 1,424   $ 2,105   $ 2,049    $ 2,176
Income (loss) before income
 taxes and changes in
 accounting(1)...............     (56)        41(2)    135        152
Income (loss) before changes
 in accounting(1)............     (37)        21(2)     91        109
Changes in accounting(1).....  (1,105)
Net income (loss)(1).........  (1,142)        21(2)     91        109
Per share:
 Income (loss) before changes
  in accounting(1)...........    (.48)       .27(2)   1.19       1.41
 Changes in accounting(1)....  (14.30)
 Net income (loss)(1)........  (14.78)       .27(2)   1.19       1.41
Dividends declared per share.     .50        .50       .50        .50
Dividends paid per share.....     .50        .50       .50        .50

(continued)



                               FIRST     SECOND    THIRD      FOURTH
                               QUARTER   QUARTER   QUARTER    QUARTER
- ----------------------------------------------------------------------

1992
Net sales and revenues.......  $ 1,452   $ 1,859   $ 1,754    $ 1,896
Income (loss) before income
 taxes.......................     (39)        64        13          5
Net income (loss)............     (20)        44         9          4
Net income (loss) per share..    (.26)       .58       .12        .05
Dividends declared per share.     .50        .50       .50        .50
Dividends paid per share.....     .50        .50       .50        .50

(1) In the fourth quarter of 1993, the company adopted FASB Statement Nos. 106 and 112 relating to postretirement and postemployment benefits, effective November 1, 1992. Accordingly, results for the first quarter of 1993 were restated for the cumulative after-tax effect of these changes in accounting as of November 1, 1992, which totaled $1,105 million or $14.30 per share. Previously reported income (loss) before changes in accounting for the first three quarters of 1993 were also restated to reflect incremental pretax postretirement benefits expense of $14.5 million ($9.3 million or $.12 per share after income taxes) in each quarter compared with expense under the previous accounting principle. The fourth quarter of 1993 also included an incremental pretax increase in the postretirement and postemployment benefit expense of $16.6 million ($10.4 million or $.13 per share after income taxes) compared with expense under the previous accounting principles. Additional information relating to the adoption of FASB Statement Nos. 106 and 112 is presented in the "Summary of Significant Accounting Policies" on pages 36 through 37 and the discussion of "Postretirement Benefits Other Than Pensions" on pages 38 through 39.

(2) Includes pretax restructuring costs of $107.2 million ($80.0 million or $1.03 per share after income taxes) recorded in the second quarter of 1993. Additional information is presented on page 25 of "Management's Discussion and Analysis".


     Common stock per shares prices from New York Stock Exchange composite transactions quotations follow:




                               FIRST     SECOND    THIRD      FOURTH
                               QUARTER   QUARTER   QUARTER    QUARTER
- ----------------------------------------------------------------------
1993 MARKET PRICE
High.........................  $48.00    $60.88    $67.50     $78.38
Low..........................   36.75     45.00     55.38      62.75
1992 MARKET PRICE
High.........................  $56.88    $54.00    $51.50     $44.00
Low..........................   39.88     47.63     39.75      36.88



     At October 31, 1993, there were 23,971 holders of record of the company's $1 par value common stock and 27 holders of record of the company's 5-1/2% convertible subordinated debentures due 2001.

DIVIDEND

A quarterly dividend of $.50 per share was declared at the Board of Director's meeting held on December 8, 1993, payable on February 1, 1994.

                       THIS PAGE INTENTIONALLY LEFT BLANK

INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1993 and 1992 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1993. Our audits also included the financial statement schedules listed in the index under Part IV, Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the Notes to the Consolidated Financial Statements, effective November 1, 1992 the company changed its method of accounting for postretirement benefits other than pensions.




DELOITTE & TOUCHE

December 8, 1993

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DEERE & COMPANY


                                 By: /s/ Hans W. Becherer
                                    ---------------------
                                        Hans W. Becherer
                                        Chairman and Chief Executive Officer

Date: January 24, 1994

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                  Title                                 Date
- ---------                  -----                                 ----

/s/ Hans W. Becherer       Chairman, Director and              ) 24 January 1994
- -----------------------    Chief Executive Officer             )
Hans W. Becherer                                               )
                                                               )
                                                               )
/s/ John R. Block          Director                            )
- -----------------------                                        )
John R. Block                                                  )
                                                               )
                                                               )
/s/ Crandall C. Bowles     Director                            )
- -----------------------                                        )
Crandall C. Bowles                                             )
                                                               )
                                                               )
/s/ Owen B. Bulter         Director                            )
- ----------------------                                         )
Owen B. Butler                                                 )
                                                               )
                                                               )
/s/ J. W. England          Senior Vice President,              )
- ----------------------     Director and Principal              )
J. W.  England             Accounting Officer                  )
                                                               )

                        SIGNATURES - Concluded



Signature                          Title                         Date
- ---------                          -----                         ----

/s/ Professor Regina Herzlinger    Director                    ) 24 January 1994
- -------------------------------                                )
Professor Regina Herzlinger                                    )
                                                               )
/s/ Samuel C. Johnson              Director                    )
- -------------------------------                                )
Samuel C. Johnson                                              )
                                                               )
/s/ Arthur L. Kelly                Director                    )
- -------------------------------                                )
Arthur L. Kelly                                                )
                                                               )
/s/ A. Santamarina                 Director                    )
- -------------------------------                                )
A. Santamarina                                                 )
                                                               )
/s/ E. L. Schotanus                Executive Vice President,   )
- -------------------------------    Director and Principal      )
E. L. Schotanus                    Financial Officer           )
                                                               )
                                                               )
/s/ D. H. Stowe, Jr.               Director                    )
- -------------------------------                                )
D. H. Stowe, Jr.                                               )
                                                               )
/s/ John R. Walter                 Director                    )
- -------------------------------                                )
John R. Walter                                                 )

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                   MARKETABLE SECURITIES -- OTHER INVESTMENTS

                            October 31, 1993 and 1992
                            (In thousands of dollars)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Column A                                     Column B
      --------                                     --------
                                              Number of shares or
                                            units-principal amount
   Name of issuer                             of bonds and notes
   --------------                           ----------------------
OCTOBER 31, 1993
  Fixed maturities:
    United States government
      and its agencies . . . . . . . . . . .      $  367,629
    States and municipalities. . . . . . . .         211,562
    Corporate. . . . . . . . . . . . . . . .         449,263
    Other. . . . . . . . . . . . . . . . . .           9,576
                                                  ----------
      Total fixed maturities . . . . . . . .      $1,038,030
                                                  ----------
                                                  ----------

  Equity securities. . . . . . . . . . . . .
  Other. . . . . . . . . . . . . . . . . . .
         Total investments . . . . . . . . .

OCTOBER 31, 1992
  Fixed maturities:
    United States government
      and its agencies . . . . . . . . . . .      $  311,750
    States and municipalities. . . . . . . .         216,755
    Corporate. . . . . . . . . . . . . . . .         439,787
    Other. . . . . . . . . . . . . . . . . .          14,698
                                                  ----------
      Total fixed maturities . . . . . . . .      $  982,990
                                                  ----------
                                                  ----------
  Equity securities. . . . . . . . . . . . .
  Other. . . . . . . . . . . . . . . . . . .
         Total investments . . . . . . . . .

(1) Investments in fixed maturities are carried at amortized cost since they are generally held to maturity. Equity securities are carried at cost and other investments are carried at either cost or cost less an allowance for depletion.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                  Schedule I


    Column C                 Column D                     Column E
    --------                 --------                     --------
                              Market                   Amount at which
     Cost of                 value of                   shown in the
      issue                    issue                    balance sheet
     -------                 --------                  ---------------
                                                             (1)


    $340,821                $  371,149                    $341,468
     207,399                   229,637                     208,229
     389,868                   432,553                     393,406
       8,308                     8,666                       8,364
    --------                ----------                    --------
     946,396                 1,042,005                     951,467

      35,447                    36,412                      35,447
      16,793                    11,223                       7,835
    --------                ----------                    --------
    $998,636                $1,089,640                    $994,749
    --------                ----------                    --------
    --------                ----------                    --------




    $303,990                $  325,234                    $304,649
     212,593                   228,145                     213,423
     370,142                   406,693                     374,647
      12,599                    14,390                      13,507
    --------                ----------                    --------
     899,324                   974,462                     906,226
      39,759                    42,668                      39,759
      13,852                    11,819                       8,159
    --------                ----------                    --------
    $952,935                $1,028,949                    $954,144
    --------                ----------                    --------
    --------                ----------                    --------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended October 31, 1993, 1992 and 1991
                          (In thousands of dollars)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

            Column A                    Column B           Column C
            --------                    --------           --------
                                                           Additions
                                                   -----------------------------
                                       Balance at  Charged to   Charged to
                                        beginning   costs and   ----------------
           Description                  of period   expenses    Description
           -----------                 ----------  ----------   -----------
YEAR ENDED OCTOBER 31, 1993
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS . . . . . . .                          Bad debt
    Dealer receivable allowances . . .   $ 19,804     $ 2,328     recoveries....

    FINANCIAL SERVICES

    Credit receivable allowances . . .     89,068      30,380
                                         --------     -------
    Consolidated receivable
      allowances . . . . . . . . . . .   $108,872     $32,708
                                         --------     -------
                                         --------     -------
YEAR ENDED OCTOBER 31, 1992
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS . . . . . . .                          Bad debt
    Dealer receivable allowances . . .   $ 18,618     $ 3,157     recoveries....

    FINANCIAL SERVICES
    Credit receivable allowances . . .     81,090      52,146
                                         --------     -------
    Consolidated receivable
      allowances . . . . . . . . . . .   $ 99,708     $55,303
                                         --------     -------
                                         --------     -------
YEAR ENDED OCTOBER 31, 1991
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS . . . . . . .                          Bad debt
    Dealer receivable allowances . . .   $ 21,357     $ 2,433     recoveries....

    FINANCIAL SERVICES
    Credit receivable allowances . . .     71,310      67,620
                                         --------     -------
    Consolidated receivable
      allowances . . . . . . . . . . .   $ 92,667     $70,053
                                         --------     -------
                                         --------     -------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                  SCHEDULE VIII
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      Column D                        Column E
                                      --------                        --------
- ------------------
            other
          accounts                   Deductions                        Balance
- ------------------  ----------------------------------------------     at end
           Amount   Description                             Amount    of period
           ------   -----------                             ------    ---------


........... $ 909   Dealer receivable write-offs...       $ 4,990     $ 18,051

                    Transfers related to
                      retail note sales............         7,511
                    Credit receivable write-offs...        28,694       83,243
            -----                                         -------      -------
           $  909                                         $41,195     $101,294
            -----                                         -------      -------
            -----                                         -------      -------



                    Write-offs:
.......... $2,032     Dealer receivables...........       $ 4,003     $ 19,804


                    Credit receivables.............        44,168       89,068
            -----                                         -------      -------

           $2,032                                         $48,171     $108,872
            -----                                         -------      -------
            -----                                         -------      -------



                    Write-offs:
........... $  764  Dealer receivables...........         $ 5,936     $ 18,618


                    Credit receivables...........          57,840       81,090
            -----                                         -------      -------
           $  764                                         $63,776     $ 99,708

            -----                                         -------      -------
            -----                                         -------      -------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                              SHORT-TERM BORROWINGS

               For the Years Ended October 31, 1993, 1992 and 1991
                            (In thousands of dollars)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Column A                                            Column B
      --------                                            --------

                                                           Balance
Category of aggregate                                      at end
short-term borrowings                                     of period
- ---------------------                                     ---------
YEAR ENDED OCTOBER 31, 1993 (6)
  Equipment Operations
    Notes payable to banks (4).....................      $   24,771
    Payable to holders of commercial paper (5).....         303,352
                                                         ----------
    Total short-term borrowings....................         328,123
                                                         ----------
  Financial Services
    Notes payable to banks (4).....................           8,172
    Payable to holders of commercial paper (5).....         711,743
                                                         ----------
    Total short-term borrowings....................         719,915
                                                         ----------
  Consolidated short-term borrowings...............      $1,048,038
                                                         ----------
                                                         ----------

YEAR ENDED OCTOBER 31, 1992 (6)
  Equipment Operations
    Notes payable to banks (4).....................       $ 128,094
    Payable to holders of commercial paper (5).....         704,830
                                                         ----------
    Total short-term borrowings....................         832,924
                                                         ----------
  Financial Services
    Notes payable to banks (4).....................          53,853
    Payable to holders of commercial paper (5).....       1,705,795
                                                         ----------
    Total short-term borrowings....................       1,759,648
                                                         ----------
  Consolidated short-term borrowings...............      $2,592,572
                                                         ----------
                                                         ----------



  See notes on following pages
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE IX





- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Column C       Column D       Column E       Column F
      --------       --------       --------       --------
                      Maximum        Average       Weighted
                      amount         amount         average
      Weighted      outstanding    outstanding   interest rate
       average        during         during         during
    interest rate   the period     the period     the period
    -------------   ----------     -----------   -------------
                        (1)            (2)            (3)
         9.4%       $  154,375     $   73,336         11.6%
         7.1         1,405,771        976,417          5.6
                                   ----------
         7.2         1,485,447      1,049,753          6.0
                                   ----------

        11.8            24,902         17,764         11.7
         4.0         1,776,630      1,382,835          4.2
                                   ----------
         4.1         1,800,417      1,400,599          4.3
                                   ----------
         5.1         2,799,812     $2,450,352          5.0
                                   ----------
                                   ----------

         9.9%       $  198,472     $  121,805         13.8%
         6.3         1,094,648        908,504          6.3
                                   ----------
         6.9         1,214,035      1,030,309          7.2
                                   ----------

         9.9           193,791         52,842         10.4
         3.9         2,270,714      2,096,779          4.8
                                   ----------
         4.1         2,322,917      2,149,621          4.9
                                   ----------
         5.0         3,341,252     $3,179,930          5.7
                                   ----------
                                   ----------




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                              SHORT-TERM BORROWINGS

               For the Years Ended October 31, 1993, 1992 and 1991
                            (In thousands of dollars)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Column A                                        Column B
      --------                                        --------
                                                       Balance
Category of aggregate                                  at end
short-term borrowings                                 of period
- ---------------------                                 ---------
YEAR ENDED OCTOBER 31, 1991 (6)
  Equipment Operations
    Notes payable to banks (4).....................  $  164,883
    Payable to holders of commercial paper (5).....     594,412
                                                     ----------
    Total short-term borrowings....................     759,295
                                                     ----------
  Financial Services
    Notes payable to banks (4).....................     247,744
    Payable to holders of commercial paper (5).....   2,122,553
                                                     ----------
    Total short-term borrowings....................   2,370,297
                                                     ----------
  Consolidated short-term borrowings...............  $3,129,592
                                                     ----------
                                                     ----------



- ----------
(1)  Maximum amount outstanding at end of any month during fiscal year.
(2) Average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 365 days.
(3) Weighted average interest rate was computed by dividing interest expense for the year, excluding commitment fees, by the average daily principal balance outstanding. The weighted average interest rates for consolidated short-term borrowings when commitment fees are included in the calculation were 5.2% in 1993, 5.8% in 1992 and 7.9% in 1991.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                     SCHEDULE IX
                                                                     (Concluded)




- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

      Column C       Column D       Column E       Column F
      --------       --------       --------       --------
                      Maximum        Average       Weighted
                      amount         amount         average
      Weighted      outstanding    outstanding   interest rate
       average        during         during         during
    interest rate   the period     the period     the period
    -------------   -----------    -----------   -------------
                        (1)            (2)            (3)


         9.8%        $  265,428     $  172,184         12.4%
         7.4          1,070,824        834,314          7.9
                                    ----------
         7.9          1,287,339      1,006,498          8.7
                                    ----------

         8.7            247,744         23,922         11.2
         6.0          2,229,704      2,111,292          7.3
                                    ----------
         6.2          2,370,297      2,135,214          7.3
                                    ----------
         6.7          3,300,614     $3,141,712          7.8
                                    ----------
                                    ----------


(4) Notes payable to banks primarily represent short-term borrowings from foreign banks.
(5) Commercial paper is issued with varying interest rates and with maturities varying up to a maximum of 270 days.
(6) For the purposes of this schedule, short-term borrowings do not include the current portion of long-term borrowings.



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                      SCHEDULE X
                                 DEERE & COMPANY
                          AND CONSOLIDATED SUBSIDIARIES


                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

               For the Years Ended October 31, 1993, 1992 and 1991
                            (In thousands of dollars)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


       Column A                                                       Column B
       --------                                                       --------
                                                                      Charged
                                                                      to costs
                                                                      and
         Item                                                         expenses
       --------                                                       --------
YEAR ENDED OCTOBER 31, 1993
     Maintenance and repairs......................................    $278,889
     Depreciation and amortization*...............................     262,525
     Advertising costs............................................      82,221

YEAR ENDED OCTOBER 31, 1992
     Maintenance and repairs......................................    $290,705
     Depreciation and amortization*...............................     253,973
     Advertising costs............................................      95,590

YEAR ENDED OCTOBER 31, 1991
     Maintenance and repairs......................................    $292,900
     Depreciation and amortization*...............................     223,973
     Advertising costs............................................      93,918

- -----------------
 *   Depreciation expense includes depreciation of $28,777 in 1993, $29,333 in 1992 and $28,136 in 1991 relating to John Deere products leased to retail customers.
     Amortization expense includes $7,514 in 1993, $7,872 in 1992 and $5,747 in 1991 relating to amortization of intangible assets.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


Exhibit                                                                 Page Number
- -------                                                                 -----------
3.1       Certificate of incorporation as amended (Exhibit 3.1 to Form
          10-Q of registrant for the period ended April 30, 1993*)

3.2       Certificate of Designation Preferences and Rights of Series
          A Participating Preferred Stock (Exhibit 3.2 to Form 10-Q of registrant for the period ended April 30, 1993*)

3.3 By-laws, as amended (Exhibit 3.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.1       Indenture dated February 15, 1991 between registrant and
          Citibank, N.A., as Trustee. (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.2       Credit agreements among registrant, John Deere Capital
          Corporation, various financial institutions, and Chemical
          Bank and Deutsche Bank, as Managing Agents, dated as of December 15, 1993 (Exhibit 4.1 to 1993 Form 10-K of John
          Deere Capital Corporation, Commission file no. 1-6458*)

4.3 Revolving evergreen credit facility REF loan agreement among John Deere Limited, John Deere Finance Limited with a number of banks dated March 26, 1993 and REF linked credit agreement among registrant, John Deere Capital Corporation and a number of banks dated as of March 26, 1993. (Exhibit
          4.3 to Form 10-Q of registrant for the quarter ended April
          30, 1993*)

4.4 Form common stock certificates (Exhibit 4.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.5 Rights Agreement dated as of December 9, 1987 as amended between registrant and Morgan Shareholder Services Trust
          Company (Exhibit 4.5 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.6       First Amendment to Rights Agreement, dated as of February
          28, 1990 between registrant and First Chicago Trust Co. of
          New York (Exhibit 4.6 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.7       Second Amendment to Rights Agreement, dated as of March 1,
          1991 between registrant and First Chicago Trust Co. of New
          York (Exhibit 4.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

          Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item
          601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.        Not applicable



Exhibit                                                                 Page Number
- -------                                                                 -----------
10.1      Agreement dated May 11, 1993 between registrant and John
          Deere Capital Corporation concerning agricultural retail
          notes (Exhibit 10.1 to Form 10-Q of registrant for the
          quarter ended April 30, 1993*)

10.2      Agreement dated May 11, 1993 between registrant and John
          Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.3      Agreement dated May 11, 1993 between John Deere Industrial
          Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning industrial retail notes (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.4      Agreement dated January 26, 1983 between registrant and John
          Deere Capital Corporation relating to agreements on retail notes with United States sales branches (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.5      John Deere Supplemental Pension Benefit Plan, as amended May
          26, 1993. (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.6      1981 John Deere Incentive Stock Option Plan (Exhibit 10.6 to
          Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.7 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.8 1991 John Deere Stock Option Plan (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.9      Deere & Company Voluntary Deferred Compensation Plan
          (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.10 John Deere Restricted Stock Plan (Exhibit 10.10 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.11     1993 Nonemployee Director Stock Ownership Plan (Exhibit to
          Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)

11.       Computation of net income per share                                 64

12.       Computation of ratio of earnings to fixed charges                   65

13.       Not applicable

16.       Not applicable

18.       Not applicable

21.       Subsidiaries                                                        66

22.       Not applicable

23.       Consent of Deloitte & Touche                                        67

24.       Not applicable



Exhibit                                                                 Page Number
- -------                                                                 -----------

27.       Not applicable

28.       Not applicable

99.1      Press Release dated December 9, 1987 announcing adoption of
          Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.2 Form of Letter to Shareholders dated December 10, 1987 describing Shareholder Rights Plan (Exhibit 99.2 to Form 10-
          Q of registrant for the quarter ended April 30, 1993*)

- ------------------------------------------------------------------

          *Incorporated by reference. Copies of these exhibits are available from the Company upon request.