Form 10-Q
period 1994-01-31
DEERE & CO
filed 1994-03-17
CIK 315189

SECURITIES
AND EXCHANGE COMMISSION

Washington, D. C. 20549

                       _____________________


FORM 10-Q

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

                       _____________________


For Quarter Ended

Commission File Number
1-4121

January 31, 1994





DEERE & COMPANY

 Incorporated in Delaware          I.R.S. Employer Identification
                                          Number 36-2382580


           Principal Executive Office:  John Deere Road
                                        Moline, Illinois 61265
                     Telephone Number:  (309) 765-8000


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                NO


 At January 31, 1994, 85,800,703 shares of common stock, $1 par value, of the registrant were outstanding.



                            Page 1 of 22 pages
 Index to exhibits is on page 20.
PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
 DEERE & COMPANY
 STATEMENT OF CONSOLIDATED INCOME

 CONSOLIDATED
 (Deere & Company
 and Consolidated Subsidiaries)

                                            Three Months Ended
                                                 January 31
 Millions of dollars
 (Unaduited)                  1994       1993

 Net Sales and Revenues
 Net sales of equipment     $1,406.8   $ 1,115.1
 Finance and interest income   124.8      145.8
 Insurance and health care
 premiums                      157.5      126.9
 Investment income              22.3       23.0
 Other income                   15.4       12.7
 Total                       1,726.8    1,423.5
 Costs and Expenses
 Cost of goods sold          1,121.7    1,009.8
 Research and development
 expenses                       60.4       63.9
 Selling, administrative and
   general expenses            197.6      196.7
 Interest expense               71.2       95.0
 Insurance and health care
 claims
   and benefits                135.4      107.2
 Other operating expenses        7.1        6.4
   Total                     1,593.4    1,479.0
 Income (Loss) of Consolidated
 Group Before Income Taxes and
 Changes in Accounting         133.4      (55.5)
 Provision (credit) for income
  taxes                         48.1      (18.2)
 Income (Loss) of Consolidated
  Group
   before Changes in Accounting 85.3      (37.3)
 Equity in Income of
 Unconsolidated
 Subsidiaries and Affiliates
 before Changes in Accounting
 Credit Insurance and health
 care                            1.3         .2
 Other                            .4         .2
 Total                           1.7         .4
 Income (Loss) before Changes
   in Accounting                87.0      (36.9)
 Changes in accounting                 (1,105.3)
 Net Income (Loss)          $   87.0  $(1,142.2)
 Return on average assets:
 Before changes in
 accounting                       .7%       (.3)%
 Total                            .7%      (9.7)%
 Per share data
 Primary and fully diluted:

 Income (loss) before changes
 in accounting               $   1.02 $     (.48)
 Changes in accounting                    (14.30)
 Net income (loss)           $   1.02 $   (14.78)

PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
 DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME

 EQUIPMENT OPERATIONS
 (Deere & Company with Financial
 Services on the Equity Basis)
                                  Three Months Ended
                                  January 31

 Millions of dollars
 (Unaudited)                  1994       1993
 Net Sales and Revenues
 Net sales of equipment     $1,406.8  $ 1,115.1
 Finance and interest income    19.7       21.2
 Insurance and health care premiums

 Investment income
 Other income                    4.5        8.0
   Total                     1,431.0    1,144.3

 Costs and Expenses
 Cost of goods sold          1,125.1    1,012.3
 Research and development expenses         60.4        63.9
 Selling, administrative and general
   expenses                    134.8      137.3
 Interest expense               30.7       45.1
 Insurance and health care claims
 and benefits
 Other operating expenses        2.0        2.4
   Total                     1,353.0    1,261.0
 Income (Loss) of Consolidated
 Group Before
 Income Taxes and Changes
   in Accounting                78.0     (116.7)
 Provision (credit) for income taxes       30.0       (38.7)
 Income (Loss) of Consolidated Group
    before Changes in Accounting48.0      (78.0)
 Equity in Income of Unconsolidated
   Subsidiaries and Affiliates before
   Changes in Accounting
   Credit                       25.6       30.8
   Insurance and health care    13.0       10.1
   Other                          .4         .2

     Total                      39.0       41.1
 Income (Loss) before Changes
   in Accounting                87.0      (36.9)
 Changes in accounting                 (1,105.3)

 Net Income (Loss)          $   87.0  $(1,142.2)

PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
 DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME


 FINANCIAL SERVICES
                                  Three Months Ended January 31
                              1994       1993
 Millions of dollars
 (Unaudited)
 Net Sales and Revenues
 Net sales of equipment
 Finance and interest income$  106.0   $  125.3
 Insurance and health care
 premiums                      184.1      162.2

 Investment income              22.3       23.0
 Other income                   12.0        6.3
   Total                       324.4      316.8

 Costs and Expenses
 Cost of goods sold
 Research and development
 expenses
 Selling, administrative
 and general expenses           65.2       62.5
 Interest expense               41.4       50.6
 Insurance and health care
 claims and benefits           157.3      138.5
 Other operating expenses        5.1        4.0
   Total                       269.0      255.6
 Income (Loss) of
 Consolidated Group Before
 Income Taxes and
 Changes in Accounting          55.4       61.2
 Provision (credit) for income
 taxes                          18.1       20.5
 Income (Loss) of Consolidated
 Group
 before Changes in Accounting   37.3       40.7
 Equity in Income of
 Unconsolidated
 Subsidiaries and Affiliates
 before Changes in Accounting
 Credit
 Insurance and health care       1.3         .2
 Other
 Total                           1.3         .2
 Income (Loss) before
 Changes in Accounting          38.6       40.9
 Changes in accounting                     (6.9)
 Net Income (Loss)          $   38.6   $   34.0

 See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
 Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
                                             CONSOLIDATED
                                             (Deere & Company and
                                             Consolidated
Subsidiaries)
                                      Jan 31    Oct 31     Jan 31
Millions of dollars (Unaudited)         1994      1993     1993

Assets
Cash and cash equivalents          $  344.1  $   338.2 $   338.4
Marketable securities carried
  at cost                             988.3      994.8     920.6

Receivables from unconsolidated
 subsidiaries and affiliates            2.6        4.0      13.6
Dealer accounts and notes
receivable
  - net                             2,727.8    2,793.7   2,759.3
Credit receivables - net            3,907.0    3,754.8   4,389.2
Other receivables                     412.3      413.2     321.4
Equipment on operating leases -
  net                                 197.0      195.4     169.7
Inventories (Note 5)                  687.6      464.4     718.6
Property and equipment - net        1,208.4    1,240.3   1,270.3
Investments in unconsolidated
  subsidiaries and affiliates         146.3      140.6     117.8
Intangible assets - net               297.0      296.8     336.1
Deferred income taxes                 681.8      681.7     631.7
Other assets and deferred
charges                               180.2      169.0     174.1
Total                              $11,780.4 $11,486.9 $12,160.8

Liabilities and Stockholders'
  Equity
Short-term borrowings              $ 2,219.0 $ 1,601.4 $ 3,111.0
Payables to unconsolidated
  subsidiaries and affiliates           21.5      32.8      22.4
Accounts payable and accrued
 expenses                            1,959.5   2,085.9   1,683.0
Insurance and health care
claims
and reserves                           691.5     692.2     685.6

Accrued taxes                           99.9      71.0      41.4
Deferred income taxes                   8.7       8.6       3.7
Long-term borrowings                 2,292.4   2,547.5   2,802.4
Retirement benefit accruals and
other liabilities                    2,343.8   2,362.1   2,342.7
Total liabilities                    9,636.3   9,401.5  10,692.2
Common stock, $1 par value
(issued shares at January
 31, 1994 - 86,069,637)             1,450.8   1,436.8     840.4
Retained earnings (Note 3)            970.8     926.5     824.0
Minimum pension liability
  adjustment                         (215.5)   (215.5)   (156.4)
Cumulative translation
adjustment
  (Note 4)                            (40.4)    (41.5)    (21.4)
Unamortized restricted stock
 compensation                          (7.1)     (8.2)     (6.3)
Common stock in treasury,
at cost                               (14.5)    (12.7)    (11.7)
Total stockholders' equity           2,144.1  2,085.4    1,468.6
Total                              $11,780.4   $11,486.9 $12,160.8

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

                                    EQUIPMENT OPERATIONS
                                    (Deere & Company with
Financial
                                    Services on the Equity Basis)


                                    Jan 31    Jan 31    Jan 31
Millions of dollars (Unaudited)          1994      1993      1993


Assets
Cash and cash equivalents           $  144.1  $   71.7  $    51.9

Marketable securities carried at
  cost
Receivables from unconsolidated
  subsidiaries and affiliates           71.5     511.9      91.9
Dealer accounts and notes
  receivable - net                     2,727.8   2,793.7   2,759.3
Credit receivables - net               152.2     115.8     160.5
Other receivables                                 14.3

Equipment on operating
  leases - net                         75.0      76.2      79.3
Inventories (Note 5)                   687.6     464.4      718.6

Property and equipment - net         1,182.3   1,215.5   1,248.6
Investments in unconsolidated
  subsidiaries and affiliates        1,218.1   1,341.7   1,299.0
Intangible assets - net                278.6     277.8     314.7
Deferred income taxes                  628.2     628.9     577.7
Other assets and deferred charges     110.0     106.3     107.8

Total                               $7,275.4  $ 7,618.2 $ 7,409.3

Liabilities and
 Stockholders' Equity
Short-term borrowings               $  352.7  $   476.3 $1,220.5
Payables to unconsolidated
  subsidiaries and affiliates          21.5       32.8     23.8
Accounts payable and
  accrued expenses                    1,295.9   1,533.4  1,106.0
Insurance and health care
  claims and reserves
Accrued taxes                          93.0      66.1     39.5
Deferred income taxes                   8.7       8.4      2.8
Long-term borrowings                  1,031.0   1,069.3   1,219.6

Retirement benefit
  accruals and other
  liabilities                         2,328.5   2,346.5  2,328.5
Total liabilities                     5,131.3   5,532.8  5,940.7
Common stock, $1 par value
 (issued shares at January 31,
 1994 - 86,069,637)                   1,450.8   1,436.8    840.4
Retained earnings (Note 3)              970.8     926.5    824.0
Minimum pension liability
  adjustment                          (215.5)     (215.5)   (156.4)
Cumulative translation
  adjustment (Note 4)                  (40.4)      (41.5)   (21.4)
Unamortized restricted
  stock compensation                  (7.1)       (8.2)   (6.3)
Common stock in treasury,
  at cost                             (14.5)      (12.7)   (11.7)
Total stockholders' equity           2,144.1   2,085.4    1,468.6

Total                               $ 7,275.4  $ 7,618.2  $7,409.3

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

                                             FINANCIAL SERVICES

                                             Jan 31      Oct 31 Jan 31
Millions of dollars (Unaudited)              1994       1993    1993
Assets
Cash and cash equivalents                    $ 200.0   $ 266.5  $ 286.5
Marketable securities carried at
cost                                         988.3       994.8   920.6
Receivables from unconsolidated
 subsidiaries and affiliates                                     11.4
Dealer accounts and notes receivable -
 net
Credit receivables - net.                    3,754.8   3,639.0  4,228.7
Other receivables                              413.4     399.9    322.5
Equipment on operating leases -
net                                            121.9     119.2     90.4
Inventories (Note 5)
Property and equipment - net                    26.2      24.8     21.7
Investments in unconsolidated
subsidiaries
and affiliates                                  57.4      52.1     35.2
Intangible assets - net                         18.5      19.0     21.4
Deferred income taxes                           53.6      52.8     54.1
Other assets and deferred
charges                                           70.1    62.8     66.2
    Total                                    $5,704.2    $5,630.9  $6,058.7
Liabilities and Stockholders' Equity
Short-term borrowings                        $1,866.3    $1,125.1  $1,890.5
Payables to unconsolidated
subsidiaries
  and affiliates                                69.0     507.9      88.3
Accounts payable and accrued expenses          664.7     553.6     578.1
Insurance and health care claims
  and reserves                                 691.5     692.2     685.6
Accrued taxes                                    6.8       4.9       1.9
Deferred income taxes                                       .2        .9
Long-term borrowings                         1,261.3   1,478.2   1,582.7
Retirement benefit accruals and
  other liabilities                             15.4      15.6      14.3
  Total liabilities                          4,575.0   4,377.7   4,842.3
Common stock, $1 par value
(issued shares at January 31, 1994
 - 86,069,637)                                208.7      208.2     205.8
Retained earnings (Note 3)                    922.1    1,046.5   1,009.0
Minimum pension liability
  adjustment
Cumulative translation adjustment
  (Note 4)                                     (1.6)     (1.5)      1.6
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
  Total stockholders' equity                 1,129.2   1,253.2   1,216.4
Total                                        $5,704.2  $5,630.9  $6,058.7

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions
between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.
DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries
Millions of dollars (Unaudited)

                                   Three Months Ended January 31
                                   1994      1993

Cash Flows From Operating
Activities
Net income (loss)                  $ 87.0    $(1,142.2)
Adjustments to reconcile net
income
(loss) to net
cash provided by (used for)
operating
activities                         (307.3)   904.6
Net cash provided by (used for)
operating
activities                         (220.3)   (237.6)
Cash Flows From Investing
Activities
Collections and sales of
credit
receivables                        773.9     893.7
Proceeds from sales of
marketable
securities                         86.2      77.0
Cost of credit
receivables
acquired                           (935.3)   (875.1)
Purchases of marketable
securities                         (80.4)    (41.6)
Purchases of property and
equipment                          (31.9)    (37.1)
Cost of operating leases
acquired                           (18.3)    (18.0)
Other                              93.2      9.9
Net cash provided by
(used for) investing
activities                         (112.6)   8.8
Cash Flows From Financing
Activities
Increase (decrease) in
short-term
borrowings                         630.3     60.0
Change in intercompany
receivables/payables
Proceeds from issuance of
long-term borrowings                         344.0
Principal payments on
long-term
borrowings                         (259.1)   (13.9)
Proceeds from issuance of
common stock                       13.9      .4
Dividends paid                     (42.7)    (38.1)
Other                         (2.5)     (1.4)
Net cash provided by
(used for) financing
activities                    339.9     351.0
Effect of Exchange Rate
Changes on Cash               (1.1)     (.6)
Net Increase (Decrease)
in Cash and Cash
Equivalents                   5.9       121.6
Cash and Cash Equivalents
at Beginning
of Period                     338.2     216.8
Cash and Cash Equivalents
at End
of Period                     $344.1    $338.4

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services on the Equity Basis)

                              Three Months Ended January 31
                              1994      1993
Millions of dollars (Unaudited
Cash Flows From Operating
Activities
Net income (loss)             $ 87.0    $(1,142.2)
Adjustments to reconcile
net income
(loss) to net
cash provided by (used for)
operating
activities                    (197.0)   873.3
Net cash provided by (
used for)
operating
activities                    (110.0)   (268.9)

Cash Flows From Investing
Activities
Collections and sales
of credit
receivables                   19.0      27.6
Proceeds from sales of
marketable
securities
Cost of credit
receivables acquired          (55.5)    (108.3)
Purchases of marketable securities
Purchases of property and
equipment                     (29.2)    (34.7)
Cost of operating leases
acquired                      (6.1)     (5.0)
Other                         .4        5.2

Net cash provided by
(used for)investing
activities                    (71.4)    (115.2)

Cash Flows From
Financing Activities
Increase (decrease)
in short-term
borrowings                    (47.5)    387.2
Change in intercompany
receivables/payables          439.0     62.0
Proceeds from issuance
of long-term
borrowings
Principal payments on
long-term
borrowings                    (106.1)   (13.9)
Proceeds from issuance
of common stock               13.9      .4
Dividends paid                (42.7)    (38.1)
Other                         (2.5)     (1.4)
Net cash provided by
(used for)
financing activities          254.1     396.2
Effect of Exchange Rate
Changes on Cash               (.3)      (.6)
Net Increase
(Decrease) in Cash
and Cash Equivalents          72.4      11.5
Cash and Cash Equivalents
at Beginning of Period        71.7      40.4
Cash and Cash Equivalents
at End of Period              $ 144.1   $ 51.9

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

FINANCIAL SERVICES

                                        Three Months Ended
January 31
                                        1994      1993
Millions of dollars (Unaudited)
Cash Flows From Operating
Activities
Net income (loss)                       $ 38.6    $ 34.0
Adjustments to reconcile
net income
(loss) to net cash
provided by
(used for) operating
activities                    14.2      (2.8)
Net cash provided by
(used for)
operating
activities                    52.8      31.2
Cash Flows From
Investing
Activities
Collections and
sales of credit
receivables                   759.9     870.0
Proceeds from sales of
marketable securities         86.2      77.0
Cost of credit
receivables acquired          (884.7)   (770.7)
Purchases of marketable
securities                    (80.4)    (41.6)
Purchases of property
and equipment                 (2.7)     (2.4)
Cost of operating
leases
acquired                      (12.2)    (12.9)
Other                         92.7      4.7
Net cash provided
by
(used for) investing
activities                    (41.2)    124.1
Cash Flows From
Financing
Activities
Increase (decrease)
in short-term
borrowings                    677.8     (327.2)
Change in intercompany
receivables/payables          (439.0)   (62.0)
Proceeds from issuance
of long-term borrowings                 344.0
Principal payments on
long-term borrowings          (153.0)
Proceeds from issuance
of common stock
Dividends paid                (163.1)
Other

Net cash provided by
used for)
financing activities          (77.3)    (45.2)
Effect of Exchange
Rate Changes
on Cash                       (.8)
Net Increase
(Decrease)
in Cash and Cash
Equivalents                   (66.5)    110.1
Cash and Cash
Equivalents at
Beginning of Period           266.5     176.4
Cash and Cash
Equivalents at
End of Period                 $ 200.0   $ 286.5

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial
Services".
Transactions between the "Equipment Operations" and "Financial
Services"
have been eliminated to arrive at the "Consolidated" data.

                  Notes to Interim Financial Statements

(1) The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

     Equipment Operations - These data include the Company's agricultural equipment, industrial equipment and lawn and grounds care equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

     Financial Services - These data include the Company's credit, insurance and health care operations.

     Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                              Three Months Ended
                                                   January 31
                                                1994       1993

     Balance, beginning of period.........     $926.5  $ 2,004.3

     Net income (loss)....................       87.0   (1,142.2)
     Dividends declared...................      (42.7)     (38.1)

     Balance, end of period...............     $970.8  $   824.0

(4) An analysis of the cumulative translation adjustment follows in millions of dollars:
                                               Three Months Ended
                                                   January 31
                                                1994    1993

     Balance, beginning of period.........      $41.5   $19.4
     Translation adjustment...............       (1.8)    3.5
     Income taxes applicable to
         translation adjustments                   .7    (1.5)
     Balance, end of period...............      $40.4   $21.4

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first out (LIFO) method. Under this method, cost of goods sold ordinarily reflects current production costs, thus providing a matching of current costs and current revenues in the income statement. However, when LIFO-valued inventories decline, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. In the first three months of 1993, the Company recognized a proportionate part
     of the lower, prior-year costs relating to the estimated reduction in LIFO inventories. Consequently, the after-tax results for the first three months of 1993 benefited by $8.7 million or $.11 per share. A LIFO benefit was not recognized in the first quarter of 1994.

     If all of the Company's inventories had been valued on an approximate FIFO value, estimated inventories by major classification in millions of dollars would have been as follows:

                                Jan 31  							Oct 31  				Jan31
                                   1994        1993        1993
     Raw materials and
       supplies................  $  191      $  192       $  212
     Work-in-process...........     369         295          420
     Finished machines and
       parts...................   1,075         919        1,135
     Total FIFO value..........   1,635       1,406        1,767
     Adjustment to LIFO
       basis...................     947         942        1,048
     Inventories...............  $  688      $  464       $  719


(6)  During the first three months of 1994, the Financial
Services
     subsidiaries and the Equipment Operations received proceeds from the sale of retail notes in the public market and to other financial institutions of $1 million. At January 31, 1994, the
     net unpaid balance of all retail notes previously sold by the
     Financial Services subsidiaries and the Equipment Operations was
     $1,142 million. The Company was contingently liable for recourse on credit receivable sales in the maximum amount of $111 million at January 31, 1994.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $33 million as collateral for bank advances of $2 million as of January 31, 1994.

     At January 31, 1994, the Company had commitments of approximately
     $68 million for construction and acquisition of property and equipment.

(7)  Dividends declared and paid on a per share basis were as follows:
                                               Three Months Ended
                                                   January 31
                                                 1994      1993

     Dividends declared...................       $.50      $.50
     Dividends paid.......................       $.50      $.50

(8) The calculation of primary net income per share is based on the average number of shares outstanding during the three months ended January 31, 1994 and 1993 of 85,592,000 and 77,291,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights
and
     conversion of convertible debentures. The effect of the fully diluted calculation was either immaterial or anti-dilutive.

(9) In the fourth quarter of 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 106,
Employers'
     Accounting for Postretirement Benefits Other Than Pensions,
and
     FASB Statement No. 112, Employers' Accounting for
Postemployment
     Benefits, effective November 1, 1992.  Previous quarters of
1993
     were restated as required by these Statements. As a result, the first quarter of 1993 has been restated to reflect the cumulative pretax effect of these changes in accounting of $1,728 million
     ($1,105 million or $14.30 per share after income taxes) and an incremental pretax benefits expense of $14.5 million ($9.3 million or $.12 per share after income taxes).

(10) In the first quarter of 1994, the Company adopted FASB
Statement
     No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This Statement
eliminates
     the practice of reporting amounts for reinsured contracts net of the effects of reinsurance. The consolidated balance sheets for prior periods were restated which increased total assets and liabilities by immaterial amounts. There were no effects on stockholders' equity or the consolidated income statement.

(11) In December 1993, the Company granted options to employees for the purchase of 595,322 shares of common stock at an exercise price of $70.69 per share.  At January 31, 1994, options for

     2,482,664 shares were outstanding at option prices in a range of
     $23.31 to $70.69 per share. A total of 3,862,580 shares remain available for the granting of future options.

(12) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters.
The
     Company and certain subsidiaries of the Capital Corporation are currently involved in legal actions relating to alleged violations of certain technical provisions of Texas consumer credit statutes in connection with John Deere Company's financing
     of the retail purchase of recreational vehicles and boats in that state. These actions include: a class action brought by Russell
     Durrett individually and on behalf of others against John
Deere
     Company (filed in state court on February 19, 1992 and removed on
     February 26, 1992 to the United States District Court for the
     Northern District of Texas, Dallas Division), which case was certified as a class action by the court on November 6,
1992; and
     a class action titled Deere Credit, Inc. v. Shirley Y.
Morgan, et
     al., originally filed on February 20, 1992, and certified in the
     281st Judicial District Court of Harris County, Texas, on
October
     12, 1993 for all persons who opt out of the federal class action.
     The Company and the Capital Corporation subsidiaries believe that they have substantial defenses and intend to defend these actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the
     range of possible loss and the amounts of claimed damages and penalties are unspecified. The Company believes these unresolved legal actions will not be material.

(13) Certain amounts for 1993 have been reclassified to conform with
     1994 financial statement presentations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was $87.0 million or $1.02 per
share in the first quarter of the 1994 fiscal year compared with
a
loss before the cumulative effect of changes in accounting of
$36.9
million or $.48 per share in the first quarter of 1993. The 1993 first quarter results were restated for accounting changes relating to
Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions,
and FASB Statement No. 112, Employers' Accounting for
Postemployment
Benefits, which were adopted in the fourth quarter of 1993,
effective
November 1, 1992.  After the cumulative effect of these changes, the
net loss for the first quarter of 1993 was $1,142.2 million or
$14.78
per share.

                                                Three Months
Ended
                                                    January 31

                                                 1994       1993

Net income (loss) as originally reported      $    87.0     $  (27.6)

Restatement of income (loss) for the
  incremental effect of changes
  in accounting                                                 (9.3)

Income (loss) before cumulative effect
   of changes in accounting                        87.0        (36.9)

Cumulative effect of changes in accounting                  (1,105.3)

Net income (loss) as restated                 $    87.0    $(1,142.2)

Worldwide income before the cumulative effect of changes in accounting improved by $123.9 million compared with the first quarter of last year due primarily to significantly higher 1994 production and sales volumes. Total worldwide production tonnage was 25 percent higher than in last year's first quarter, when several of the Company's factories scheduled additional production shutdowns along with the normal holiday shutdowns. In addition, income this year benefited from lower operating expenses and improved productivity in both the
North American and overseas operations.

Worldwide net sales and revenues increased 21 percent to $1,727 million in the first quarter of 1994 from $1,424 million last year.
Net sales and revenues include net sales to dealers of
agricultural,
industrial and lawn and grounds care equipment which were $1,407 million in the current quarter, an increase of 26 percent from sales of $1,115 million in the first quarter of last year.  The
physical
volume of worldwide net sales to dealers increased approximately
23
percent in the first quarter this year.  Net sales and revenues also
include revenues of the Company's credit, insurance and health care
operations, which totaled $298 million in the first quarter of
1994
compared with $281 million in the same quarter last year.

Worldwide net sales and revenues in millions of dollars follow:


                                     Three Months Ended
                                         January 31           %
                                      1994        1993     Change


Net sales:
  Agricultural equipment             $  887      $  689       +29
  Industrial equipment                  308         231       +33
  Lawn and grounds care equipment       212         195       + 9
     Total net sales                  1,407       1,115       +26
Financial Services revenues             298         281       + 6
Other revenues                           22          28       -21
      Total net sales and revenues   $1,727      $1,424       +21





United States and Canada:
  Equipment net sales                $1,120      $  829       +35
  Financial Services revenues           298         281       + 6
      Total                           1,418       1,110       +28
Overseas net sales                      287         286
Other revenues                           22          28       -21
      Total net sales and revenues   $1,727      $1,424       +21




Retail sales of John Deere agricultural equipment in North America were higher than first quarter 1993 levels, due to continued strong retail demand. North American retail sales of the Company's lawn and grounds care equipment increased significantly compared with the same period last year, reflecting continued recovery in the general economy. North American industrial equipment retail sales were also up substantially for the quarter, resulting from continued increases in residential and public construction activity. Overseas industry retail demand for agricultural equipment continued to be relatively weak. However, overseas retail sales of John Deere equipment continued to outperform the industry.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries, had income of $48.0 million in the first quarter this year compared with a loss of $78.0 million before the cumulative effect of changes in accounting in 1993. The higher production and sales volumes and enhanced efficiencies explain this improvement. The Equipment Operations incurred a net loss of $1,176.4 million in the first quarter of 1993 including the cumulative effect of the accounting changes. First quarter 1993 results benefited by $8.7 million after taxes from the reduction of inventories which are valued on a last-in, first-out (LIFO) basis. A LIFO benefit was not recognized in the first quarter of 1994.

The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 90.8 percent in the first quarter of 1993 to 80.0 percent in the same period this year. The North American operations' cost ratio was lower due mainly to significantly higher production volume and improved productivity compared with last year. The overseas operations also had a lower cost ratio due mainly to lower operating costs and somewhat higher production volume.

Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense. All of the Company's equipment businesses reported earnings improvements during the quarter.

The North American agricultural equipment division generated a strong operating profit in the first quarter of 1994 compared with an operating loss incurred in the same period last year, primarily as a result of substantially higher production and sales volumes combined with continued improvements in operating efficiency. North American agricultural equipment production tonnage increased
41 percent and sales increased 42 percent in the first quarter this year.

The North American lawn and grounds care equipment division generated a comparable operating profit for the current quarter compared with the first quarter last year. North American lawn and grounds care equipment production tonnage increased 19 percent and sales increased 12 percent compared to the same quarter last year. However, higher operating expenses and a small product modification program in 1994 offset the earnings improvement resulting from the higher volumes.

The North American industrial equipment division had an operating profit for the first quarter of 1994 compared with an operating loss incurred during the same period last year. Higher production and sales volumes combined with lower operating costs were the major factors contributing to the improvement in operating profit.
North American industrial equipment production tonnage increased 22 percent and sales increased 40 percent in the current quarter.


The overseas division had a small operating profit during the first quarter of 1994 compared with a large operating loss last year, as operating costs were substantially lower due to the restructuring of these operations while production volume was slightly higher than last year. As of January 31, 1994, the expected employment reductions from the restructuring in Europe were approximately 52% complete and approximately 50% of the $107 million accrual established during the second quarter of 1993 had been disbursed. The production tonnage and physical volume of overseas sales were both approximately one percent higher in the first quarter of 1994 compared with the same period of 1993.

Net income of the Company's credit operations was $25.6 million for the first quarter of 1994, down from last year's income of $30.8 million before the cumulative effect of the accounting changes. The decrease in earnings primarily reflects lower revenues from a smaller receivable and lease portfolio caused by the sale of retail notes in 1993. The impact of these lower revenues was partially offset by higher securitization and servicing fee income from notes previously sold but still administered. Net income of the credit operations totaled $27.0 million in the first quarter of 1993 including the cumulative effect of the accounting changes. Total revenues of the credit operations decreased 10 percent from $131.6 million in the first quarter of 1993 to $118.0 million in the first quarter of 1994. The average balance of total net receivables and leases financed was 12 percent lower than in the first three months of last year, due primarily to sale of receivables during 1993. Revenues were also affected by a lower level of interest rates and corresponding lower finance charges earned on the receivable and lease portfolio compared with the first quarter last year. These developments were partially offset by the increase in securitization and servicing fee income from retail notes previously sold to $9.7 million in the first quarter of 1994 from $2.5 million in the first quarter of 1993. Additionally, lower borrowing rates and a decrease in average borrowings this year resulted in a 19 percent decrease in interest expense compared with the first quarter of 1993. The credit subsidiaries' consolidated ratio of earnings before fixed charges to fixed charges was 1.90 to 1 during the first three months this year compared with 1.93 to 1 in the comparable period of 1993.

Net income from insurance and health care operations was $13.0 million in the first quarter of 1994 compared with income of $10.1 million before the cumulative effect of accounting changes in the same quarter of last year. Insurance and health care results in 1994 have improved, reflecting the continued profitable growth of these businesses. For the three-month period, insurance and health care premiums earned increased 13 percent in 1994 compared with the same period last year, while expenses and the provision for losses increased 11 percent this year. Net income of the insurance and health care operations totaled $7.0 million in the first quarter of 1993 including the cumulative effect of the accounting changes.

First quarter North American retail sales provide a strong base for operations during the remainder of the year. Despite weather-related shortfalls of corn and soybean production, United States farm net cash income is forecasted to have achieved record levels in 1993. Due to the lower 1993 production and the resulting reduction in carryover stocks, a substantial increase in planted acreage of corn and soybeans should occur in 1994. While farm income will likely be lower in 1994 due mainly to lower livestock cash receipts, farm net cash income is still expected to be one of the highest in history. Additionally, early customer buying patterns are showing continued strengthening in demand for the Company's products. These developments are currently anticipated to result in an improved outlook for North American industry retail sales of agricultural equipment in 1994, assuming a return to more normal weather patterns and continuing lower levels of interest rates.

The European agricultural industry remains in the midst of fundamental change due to revisions to government agricultural policies. Although the long-term downward trend of European industry retail sales of agricultural equipment is expected to continue, the current outlook for 1994 is that retail sales will approximate 1993 levels.

The North American economy is expected to continue its recovery in
1994. While factors including tax increases, government spending reductions, downsizing of the defense industry and recessionary conditions prevalent with many of the country's trading partners may limit general growth prospects, the lowest mortgage interest rates since the 1970's should continue to stimulate housing starts and consumer durable expenditures this year. Public construction expenditures should also experience moderate real growth, particularly in street, highway, bridge and sewer projects. Such developments should favorably affect the demand for industrial and construction equipment. Lawn and grounds care equipment is also expected to benefit from continued general economic growth and higher housing starts.

In response to strong retail demand, the Company has recently increased production schedules in each of its North American equipment operations. As a result, 1994 worldwide production tonnage is now anticipated to be about 13 percent higher than 1993 output, which would bring the Company's production schedules up to
the level of expected retail demand. Worldwide agricultural equipment production tonnage is expected to be up approximately 10 percent from last year, when dealer receivables were reduced by $146 million. Lawn and grounds care equipment and industrial equipment production schedules are each anticipated to be up 19 percent compared with a year ago. Worldwide production during the final three quarters of 1994 is scheduled to be up about 10 percent from output in the same period last year.

CAPITAL RESOURCES AND LIQUIDITY

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

Negative cash flows from operating activities of $110 million in the first quarter of 1994 resulted from the normal seasonal increases in Company-owned inventories, annual volume discount program payments made to dealers and contributions to the pension fund. Partially offsetting these operating cash outflows were dividends received from the Financial Services operations and positive cash flows from net income and the decline in dealer receivables. The resulting net cash requirement for operating activities, along with cash required for the payment of borrowings, increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from a decrease in receivables from the Financial Services operations.

In the first quarter of 1993, the normal seasonal increases in Company inventories, annual volume discount payments to dealers, contributions to the pension fund and the net loss resulted in negative cash flows from operating activities of $269 million. As a result of planned lower production last year, dealer receivables declined, partially offsetting the negative first quarter 1993 operating cash flows. The resulting net cash requirement for operating activities, along with cash required for purchases of property and equipment, payment of dividends and increases in cash and cash equivalents were provided primarily by increases in borrowings and a decrease in receivables from the Financial Services operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, decreased $66 million during the first quarter and were $31 million lower than one year ago when receivables had been substantially reduced to facilitate improved asset utilization. North American agricultural equipment and lawn and grounds care equipment dealer receivables were both approximately $5 million lower than one year ago. North American industrial equipment dealer receivables increased approximately $45 million compared with the level 12 months earlier. Total overseas dealer receivables were approximately $70 million lower than a year ago. The ratios of worldwide net dealer accounts and notes receivable to the last 12 months' net sales were 40 percent at January 31, 1994, 43 percent at October 31, 1993 and 48 percent at January 31, 1993. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was 10 percent at January 31, 1994, 11 percent at October 31, 1993 and 13 percent at January 31, 1993.

Company-owned inventories at January 31, 1994 have increased seasonally by $223 million compared with the end of the previous fiscal year and are $31 million lower than year ago levels.

Capital expenditures for the first three months of 1994 were $29 million compared with $35 million during the same period last year. Capital expenditures were $196 million for the 1993 fiscal year and are currently expected to approximate $230 million in 1994.

Total interest-bearing debt of the Equipment Operations was
$1,384
million at January 31, 1994 compared with $1,546 million at the end of fiscal year 1993 and $2,440 million at January 31, 1993. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 39 percent, 43 percent and 49 percent at January 31, 1994, October 31, 1993 and
January 31, 1993, respectively.

In January 1994, Deere & Company redeemed $80 million of its 8% debentures due 2002 and announced that on March 1, 1994, it will redeem the $37 million balance of outstanding 8.45% debentures due
2000.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the John Deere Capital Corporation (Capital Corporation), the Company's United States credit subsidiary, periodically sells substantial amounts of retail notes in the public market. The insurance and health care operations generate their funds through internal operations and have no external borrowings.

During the first quarter of 1994, $53 million of cash provided from operating activities and $67 million of cash and cash equivalents were used for financing and investing activities. Cash outlays for financing activities totaled $86 million during the first quarter of 1994, resulting from a $439 million decrease in payables to the Equipment Operations and payment of a $163 million dividend to the Equipment Operations, which were partially offset by proceeds from a $525 million net increase in outside borrowings. Cash used for investing activities totaled $41 million in the current quarter, primarily due to the cost of credit receivables acquired exceeding collections. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts.

In the first quarter of last year, the aggregate cash provided from operating and investing activities was used to increase cash and cash equivalents and reduce obligations to the Equipment Operations. Cash provided from Financial Services operating activities was $31 million during the first three months of 1993.

Investing activities provided $124 million of cash in the first quarter of 1993, primarily because seasonally high collections of credit receivables exceeded the cost of credit receivables acquired by $99 million. Cash used for financing activities totaled $45 million in the first quarter of last year, representing a $62 million decrease in payables to the Equipment Operations, which was partially offset by a $17 million net increase in outside borrowings.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities during the past 12 months. However, during the first quarter of 1994, these investments decreased due to payment of a dividend to the Equipment Operations. Marketable securities carried at cost consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the past 12 months, marketable securities have increased resulting primarily from the continuing growth in the insurance and health care operations.

Net credit receivables increased by $116 million in the first quarter of 1994 and decreased by $474 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the first quarter of 1994 due to the cost of credit receivables acquired exceeding collections. Total acquisitions of credit receivables were 15 percent higher in the first quarter of 1994 compared with the same period last year. This significant increase resulted mainly from improvements in the general economy, increased retail sales of John Deere equipment and a higher revolving charge account volume. Although the cost of credit receivables acquired exceeded collections by $848 million during the past 12 months, the balance of credit receivables decreased during the same period mainly due to proceeds of $1,143 million received from the sales of John Deere retail notes. The levels of revolving charge accounts and financing lease receivables were higher than one year ago, while wholesale receivables decreased slightly. Net credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $4,934 million at January
31, 1994 compared with $5,076 million at October 31, 1993 and $4,816 million at January 31, 1993. At January 31, 1994, the net unpaid balance of all retail notes previously sold was $1,137 million compared with $1,394 million at October 31, 1993 and $541 million at January 31, 1993. Additional sales of retail notes are expected to be made in future periods.

Total interest-bearing debt of the credit subsidiaries was $3,128 million at January 31, 1994 compared with $2,603 million at
the end of fiscal year 1993 and $3,473 million at January 31,
1993.
Total outside borrowings increased during the first quarter of
1994
but decreased over the past 12 months, generally corresponding with the level of the net credit receivable and lease portfolio financed and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 4.6 to 1 at January 31, 1994 compared with
3.8 to 1 at October 31, 1993 and 4.4 to 1 at January 31, 1993.

In January 1994, the Capital Corporation redeemed $40 million of its
9.35% subordinated debentures due 2003. During the first quarter of
1994, the Capital Corporation also retired $103 million of medium-term notes.

Consolidated

The parent, Deere & Company, maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,439 million at
January 31, 1994, $1,770 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are two long-term credit agreement commitments totaling
$2,449 million.

Stockholders' equity was $2,144 million at January 31, 1994 compared with $2,085 million at October 31, 1993 and $1,469 million at January 31, 1993. The increase of $59 million in the first three months of 1994 resulted primarily from net income of $87 million and an increase in common stock of $14 million, partially offset by dividends declared of $43 million.

The Board of Directors at its meeting on February 23, 1994 declared a quarterly dividend of 50 cents per share payable May 2, 1994 to stockholders of record on March 31, 1994.

PART II.  OTHER
INFORMATION

Item 1.  Legal Proceedings

         See Note (12) to the Interim Financial Statements.

Item 2.  Changes in Securities

         On January 4, 1994, Deere & Company redeemed all of its outstanding 8% debentures due 2002.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

  (a,c)  None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         See the index to exhibits immediately preceding the exhibits filed with this report.

         Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to
         Item 601(b)(4)(iii) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

  (b)    Reports on Form 8-K

         Current Reports on Form 8-K dated November 17, 1993
         (item 5), December 7, 1993 (items 5 and 7) and January 13,
         1994 (item 5).

            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  March 8, 1994           By   s/    P. E. Leroy
                                          P. E. Leroy
                                     Senior Vice President
                                   (Chief Financial Officer)

                                         INDEX TO EXHIBITS

Number                                             					  Page

										      Not applicable                                 -

  4             Not applicable                                 -

 10             Not applicable                                 -

 11             Computation of per share earnings              21

 12             Computation of ratio of earnings to            22
                  fixed charges

 15             Not applicable                                 -

 18             Not applicable                                 -

 19             Not applicable                                 -

 22             Not applicable                                 -

 23             Not applicable                                 -

 24             Not applicable                                 -

 27             Not applicable                                 -

 99             Not applicable                                 -