Form 10-K/A
period 1993-10-31
DEERE & CO
filed 1994-04-27
CIK 315189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K/A
                               ------------------

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
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

- - ------------------------------------------------------------------------------

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1993 to include the information and financial statements required by Form 11-K with respect to The John Deere Savings and Investment Plan and The John Deere Tax Deferred Savings Plan For Hourly and Incentive Paid Employees (the "Plans") for the year ended October 31, 1993 as set forth in the pages attached hereto:

     Index to Exhibits and Exhibits revised to add Exhibits 23.2, 23.3,
     99.3 and 99.4, copies of which are attached, consisting of the Consents of the Independent Auditors, Independent Auditors' Report, and the Audited Financial Statements, Notes to Financial Statements, and Supplemental Schedules of the Plans.

                                INDEX TO EXHIBITS

EXHIBIT
- - -------

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

EXHIBIT
- - -------

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

10.7 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.8 1991 John Deere Stock Option Plan (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.9      Deere & Company Voluntary Deferred Compensation Plan
          (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.10 John Deere Restricted Stock Plan (Exhibit 10.10 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.11 1993 Nonemployee Director Stock Ownership Plan (Exhibit to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)

11.       Computation of net income per share**

12.       Computation of ratio of earnings to fixed charges**

13.       Not applicable

16.       Not applicable

18.       Not applicable

21.       Subsidiaries**
22.       Not applicable

23.1 Consent of Deloitte & Touche with respect to the Independent Audit Report for the October 31, 1993 financial statements of Deere & Company**

EXHIBIT
- - -------

23.2 Consent of Deloitte & Touche with respect to the Independent Audit Report for The John Deere Savings and Investment Plan

23.3 Consent of Deloitte & Touche with respect to the Independent Audit Report for the John Deere Tax Deferred Savings Plan For Hourly and Incentive Paid Employees

24.       Not applicable

27.       Not applicable

28.       Not applicable

99.1 Press Release dated December 9, 1987 announcing adoption of Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.2 Form of Letter to Shareholders dated December 10, 1987 describing Shareholder Rights Plan (Exhibit 99.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.3      John Deere Savings And Investment Plan

                    Independent Auditors' Report

                    Statements of Net Assets Available For
                    Benefits as of October 31, 1993, 1992 and
                    1991

                    Statements of Changes in Net Assets Available
                    For Benefits for the years ended October 31, 1993, 1992, 1991

                    Notes to Financial Statements

                    Supplemental Schedules

99.4      John Deere Tax Deferred Savings Plan For Hourly And Incentive Paid
          Employees

                    Statements as of October 31, 1993, 1992 and 1991

                    Statements of Changes for the years ended
                    October 31, 1993, 1992 and 1991

                    Notes to Financial Statements

                    Supplemental Schedules

          *Incorporated by reference. Copies of these exhibits are available from the Company upon request.

          **Copies of these exhibits were filed with the Commission with the original Annual Report of the Company on Form 10-K for the fiscal year ended October 31, 1993.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DEERE & COMPANY




                                   By:  /s/ M. S. Plunkett
                                       -------------------
                                   M. S. Plunkett
                                   Senior Vice President





Date:  April 26, 1994
       --------------