Form 10-Q
period 1994-04-30
DEERE & CO
filed 1994-06-10
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 1994


                      ______________________________

                        Commission file no: 1-4121
                      ______________________________

                              DEERE & COMPANY

     Delaware                           36-2382580
(State of incorporation)      (IRS employer identification no.)

                              John Deere Road
                          Moline, Illinois 61265
                 (Address of principal executive offices)

                     Telephone Number:  (309) 765-8000
                      ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to
be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  x        No

     At April 30, 1994, 86,315,934 shares of common stock, $1 par value, of the registrant were outstanding.


                            Page 1 of 24 Pages.
                       Index to Exhibits:  Page 22.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME

CONSOLIDATED
(Deere & Company
and Consolidated Subsidiaries)
THREE MONTHS ENDED APRIL 30
                                              Three Months Ended
                                                  April 30
                                             Millions of dollars
(Unaudited)                                  1994      1993

Net Sales and Revenues
Net sales of equipment                       $2,128.0  $ 1,788.2
Finance and interest income                  127.8         141.5
Insurance and health care premiums           167.0         139.9
Investment income                            23.7           23.7
Other income                                 13.7           12.0
  Total                                      2,460.2     2,105.3
Costs and Expenses
Cost of goods sold                           1,646.2     1,449.0
Research and development expenses            68.7           67.8
Selling, administrative and
  general expenses                           225.5         208.5
Interest expense                             71.3           97.1
Insurance and health care
  claims and benefits                        144.2         121.5
Other operating expenses                     9.2            13.0
Restructuring costs                                        107.2
  Total                                      2,165.1     2,064.1
Income (Loss) of Consolidated
  Group Before Income Taxes                  295.1          41.2
Provision for income taxes                   108.0          22.4
Income (Loss) of Consolidated
Group                                        187.1         18.8
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit
  Insurance and health care                     .8            .7
  Other                                       1.4           1.5
    Total                                     2.2            2.2
Net Income                                   $189.3         $21.0

Return on average assets                      1.6%            .2%

Per share data
  Primary and fully diluted net
     income                                  $ 2.20        $  .27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME

EQUIPMENT OPERATIONS
(Deere & Company with Financial
Services on the Equity Basis)
                                             Three Months Ended
                                                  April 30
Millions of dollars(Unaudited)
                                             1994      1993


Net Sales and Revenues
Net sales of equipment                       $2,128.0  $ 1,788.2

   Finance and interest income                18.9          21.0


Insurance and health care premiums
Investment income
Other income                                 5.7        3.4


Total                                        2,152.6    1,812.6


Costs and Expenses
Cost of goods sold                            1,650.0   1,452.5
Research and development expenses            68.7         67.8
Selling, administrative and
  general expenses                           162.5        146.2


Interest expense                             30.2          48.3


Insurance and health care
  claims and benefits
Other operating expenses                     4.0          8.2


Restructuring costs                                      107.2
  Total                                       1,915.4     1,830.2
Income (Loss) of Consolidated
  Group Before Income Taxes                  237.2       (17.6)
Provision for income taxes                   89.7        2.7
Income (Loss) of Consolidated
Group                                        147.5       (20.3)
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                     28.4          29.1
  Insurance and health care                  12.0          10.7
  Other                                       1.4           1.5
 Total                                       41.8          41.3
Net Income                                   $189.3      $ 21.0

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME

FINANCIAL SERVICES
                                           Three Months Ended
                                             April 30
Millions of dollars (Unaudited)
                                             1994      1993

Net Sales and Revenues
Net sales of equipment
Finance and interest income                  $109.8    $121.2
Insurance and health care premiums           201.9      176.1
Investment income                            23.7        23.7
Other income                                 9.2         10.0
  Total                                      344.6       31.0
Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
  general expenses                           66.3      65.4
Interest expense                             42.0      49.5
Insurance and health care
  claims and benefits                        173.0     152.5
Other operating expenses                     5.3    4.9
Restructuring costs
  Total                                      286.6     272.3
Income (Loss) of Consolidated
  Group Before Income Taxes                  58.0      58.7
Provision for income taxes                   18.4      19.6
Income (Loss) of Consolidated
Group                                        39.6      39.1
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit
  Insurance and health care                  .8          .7
  Other
    Total                                    .8          .7
Net Income                                   $ 40.4    $ 39.8

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.
DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME
CONSOLIDATED
(Deere & Company
and Consolidated Subsidiaries)
SIX MONTHS ENDED APRIL 30
                                            Six Months Ended
                                                April 30
Millions of dollars (Unaudited)            1994         1993

Net Sales and Revenues
Net sales of equipment                   $3,534.8    $ 2,903.3
Finance and interest income                 252.7        287.4
Insurance and health care premiums          324.5        266.8
Investment income                            45.9         46.7
Other income                                 29.1         24.7
  Total                                   4,187.0      3,528.9
Costs and Expenses
Cost of goods sold                        2,767.9      2,458.9
Research and development expenses           129.1        131.7
Selling, administrative and
  general expenses                          423.1        405.2
Interest expense                            142.5        192.1
Insurance and health care
  claims and benefits                       279.6        228.6
Other operating expenses                     16.3         19.5
Restructuring costs                                      107.2
  Total                                   3,758.5      3,543.2


Income (Loss) of Consolidated
  Group Before Income Taxes and
  Changes in Accounting                     428.5        (14.3)
Provision (credit) for income taxes         156.1          4.1

Income (Loss) of Consolidated
  Group before Changes in Accounting        272.4        (18.4)
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates before
  Changes in Accounting
  Credit
  Insurance and health care                   2.1           .8
  Other                                       1.8          1.7
    Total                                     3.9          2.5
Income (Loss) before Changes
  in Accounting                             276.3        (15.9)
Changes in accounting                                 (1,105.3)
Net Income (Loss)                        $  276.3    $(1,121.2)
Return on average assets:
  Before changes in accounting                2.3%         (.1)%
  Total                                       2.3%        (9.4)%
Per share data
  Primary and fully diluted:

  Income (loss) before changes
    in accounting                        $    3.22   $     (.21)
  Changes in accounting                                  (14.30)
  Net income (loss)                      $    3.22   $   (14.51)

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME
EQUIPMENT OPERATIONS
(Deere & Company with Financial
Services on the Equity Basis)
                                           Six Months Ended
                                               April 30
Millions of dollars (Unaudited)            1994       1993

Net Sales and Revenues
Net sales of equipment                   $3,534.8  $ 2,903.3
Finance and interest income                  38.6       42.2
Insurance and health care premiums
Investment income
Other income                                 10.1       11.4
  Total                                   3,583.5    2,956.9
Costs and Expenses
Cost of goods sold                        2,775.1    2,464.8
Research and development expenses           129.1      131.7
Selling, administrative and
  general expenses                          297.3      283.4
Interest expense                             60.9       93.4
Insurance and health care
  claims and benefits
Other operating expenses                      5.9       10.6
Restructuring costs                                    107.2
  Total                                   3,268.3    3,091.1
Income (Loss) of Consolidated
  Group Before Income Taxes and
  Changes in Accounting                     315.2     (134.2)
Provision (credit) for income taxes         119.7      (35.8)
Income (Loss) of Consolidated Group
  before Changes in Accounting              195.5      (98.4)
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  before Changes in Accounting
  Credit                                     54.0       59.9
  Insurance and health care                  25.0       20.9
  Other                                       1.8        1.7
    Total                                    80.8       82.5
Income (Loss) before Changes
  in Accounting                             276.3      (15.9)
Changes in accounting                               (1,105.3)
Net Income (Loss)                        $  276.3  $(1,121.2)

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME
FINANCIAL SERVICES
                                              Six Months Ended
                                                  April 30
Millions of dollars (Unaudited)               1994        1993

Net Sales and Revenues
Net sales of equipment
Finance and interest income                  $215.8

    $246.5
Insurance and health care premiums            386.0       338.3
Investment income                              45.9
46.7
Other income                                   21.2        16.3
  Total                                       668.9       647.8
Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
  general expenses                            131.6       127.9
Interest expense                               83.4
100.1
Insurance and health care
  claims and benefits                         330.2       290.9
Other operating expenses                       10.4         8.9
Restructuring costs
  Total                                       555.6       527.8
Income (Loss) of Consolidated
  Group Before Income Taxes and
  Changes in Accounting                       113.3       120.0
Provision (credit) for income taxes            36.4        40.0
Income (Loss) of Consolidated Group
  before Changes in Accounting                 76.9        80.0
Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  before Changes in Accounting
  Credit
  Insurance and health care                     2.1          .8
  Other
    Total                                       2.1          .8
Income (Loss) before Changes
  in Accounting                                79.0        80.8
Changes in accounting                                      (6.9)
Net Income (Loss)                            $ 79.0      $ 73.9


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
 Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
CONSOLIDATED
(Deere & Company and
Consolidated Subsidiaries)
                                   Apr 30    Oct 31    Apr 30
Millions of dollars (Unaudited)       1994      1993      1993



Assets
Cash and cash equivalents     $   280.0 $   338.2      $450.7
Marketable securities carried
  at cost                          1,061.7   994.8     976.9
Receivables from unconsolidated
  subsidiaries and affiliates       4.0       4.0      16.5
Dealer accounts and notes
  receivable - net                  3,153.0    2,793.7   3,123.4
Credit receivables - net           4,163.8     3,754.8   3,851.7
Other receivables                  357.2         393.5     325.1
Equipment on operating
  leases - net                     200.5         195.4     193.5
Inventories (Note 5)               745.5         464.4     729.3
Property and equipment - net        1,200.0    1,240.3   1,261.6
Investments in unconsolidated
  subsidiaries and affiliates      144.9         140.6     119.8
Intangible assets - net            295.3         296.8     332.3
Deferred income taxes              683.7          681.7     635.4
Other assets and deferred charges  202.9       169.0       169.9
    Total                          $12,492.5 $11,467.2 $12,186.1

Liabilities and Stockholders' Equity
Short-term borrowings              $ 2,953.0 $ 1,601.4 $ 3,139.6
Payables to unconsolidated
  subsidiaries and affiliates      26.4      32.8      24.8
Accounts payable and accrued
  expenses                         2,077.0   2,085.9   1,918.3
Insurance and health care
  claims and reserves              712.1         672.5     655.0
Accrued taxes                       86.8          71.0      49.9
Deferred income taxes                8.2           8.6       6.8
Long-term borrowings               1,974.7     2,547.5   2,603.9
Retirement benefit accruals
  and other liabilities            2,345.3     2,362.1   2,336.0
  Total liabilities                10,183.5    9,381.8  10,734.3

Common stock, $1 par value
  (issued shares at April 30,
  1994 - 86,593,068)               1,473.8     1,436.8     847.9
Retained earnings (Note 3)          1,117.1      926.5     807.0
Minimum pension liability
  adjustment                       (215.5)     (215.5)    (156.4)
Cumulative translation
  adjustment (Note 4)              (45.0)       (41.5)     (27.5)
Unamortized restricted
  stock compensation               (6.2)         (8.2)      (5.7)
Common stock in treasury, at cost  (15.2)       (12.7)    (13.5)
  Total stockholders' equity       2,309.0     2,085.4   1,451.8
    Total                          $12,492.5 $11,467.2 $12,186.1

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

EQUIPMENT OPERATIONS
(Deere & Company with Financial
Services on the Equity Basis)
                                   Apr 30    Oct 31    Apr 30
Millions of dollars (Unaudited)       1994     1993      1993

Assets
Cash and cash equivalents          $28.2     $71.7     $ 109.6
Marketable securities carried at
  cost
Receivables from unconsolidated
  subsidiaries and affiliates      174.1      511.9     160.3
Dealer accounts and notes
  receivable - net                 3,153.0   2,793.7   3,123.4
Credit receivables - net           151.9       115.8      140.2
Other receivables                               14.3
Equipment on operating
  leases - net                     70.4      76.2      75.8
Inventories (Note 5)               745.5     464.4     729.3
Property and equipment - net       1,172.0    1,215.5   1,238.2
Investments in unconsolidated
  subsidiaries and affiliates      1,236.8    1,341.7   1,340.9
Intangible assets - net            277.4        277.8     311.5
Deferred income taxes              629.3        628.9     581.2
Other assets and deferred charges  117.1        106.3     105.1
    Total                          $7,755.7  $7,618.2  $7,915.5

Liabilities and Stockholders' Equity
Short-term borrowings              $ 493.9   $  476.3  $1,519.7
Payables to unconsolidated
  subsidiaries and affiliates      41.8     32.8      29.8
Accounts payable and
  accrued expenses                  1,460.5   1,533.4   1,344.6
Insurance and health care
  claims and reserves
Accrued taxes                      83.0     66.1      49.1
Deferred income taxes               8.1      8.4       6.4
Long-term borrowings               1,029.5    1,069.3   1,192.5
Retirement benefit accruals
  and other liabilities            2,329.9    2,346.5   2,321.6
  Total liabilities                5,446.7    5,532.8   6,463.7
Common stock, $1 par value
  (issued shares at April 30,
  1994 - 86,593,068)               1,473.8    1,436.8     847.9
Retained earnings (Note 3)         1,117.1      926.5     807.0
Minimum pension liability
  adjustment      (                215.5)      (215.5)   (156.4)
Cumulative translation
  adjustment (Note 4)              (45.0)       (41.5)    (27.5)
Unamortized restricted
  stock compensation               (6.2)         (8.2)     (5.7)
Common stock in treasury, at cost  (15.2)       (12.7)    (13.5)
  Total stockholders' equity       2,309.0    2,085.4   1,451.8

    Total                          $ 7,755.7 $7,618.2  $7,915.5

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

FINANCIAL SERVICES
                                   Apr 30    Oct 31    Apr 30
Millions of dollars (Unaudited)      1994      1993      1993

Assets
Cash and cash equivalents          $  251.8  $  266.5  $  341.1
Marketable securities carried
  at cost                          1,061.7      994.8     976.9
Receivables from unconsolidated
  subsidiaries and affiliates      15.4                     15.0
Dealer accounts and notes
  receivable - net
Credit receivables - net            4,011.9   3,639.0   3,711.5
Other receivables                  358.2        380.2     326.2
Equipment on operating
  leases - net                     130.1        119.2     117.7
Inventories (Note 5)
Property and equipment - net      28.0      24.8      23.4
Investments in unconsolidated
  subsidiaries and affiliates     54.7      52.1      35.7
Intangible assets - net            18.0     19.0      20.7
Deferred income taxes              54.4     52.8      54.2
Other assets and deferred charges  85.7     62.8      64.8
    Total                          $6,069.9  $5,611.2  $5,687.2

Liabilities and Stockholders' Equity
Short-term borrowings              $2,459.1  $1,125.1  $1,619.9
Payables to unconsolidated
  subsidiaries and affiliates      170.1       507.9      153.7
Accounts payable and accrued
  expenses                         617.5        553.6     574.8
Insurance and health care
  claims and reserves              712.1        672.5     655.0
Accrued taxes                      3.8            4.9        .8
Deferred income taxes                             .2         .4
Long-term borrowings               945.2      1,478.2   1,411.4
Retirement benefit accruals
  and other liabilities            15.4           15.6     14.4
  Total liabilities                4,923.2    4,358.0   4,430.4
Common stock, $1 par value
  (issued shares at April 30,
  1994 - 86,593,068)               209.0        208.2     206.6
Retained earnings (Note 3)         942.5      1,046.5   1,048.8
Minimum pension liability
  adjustment
Cumulative translation
  adjustment (Note 4)              (4.8)         (1.5)      1.4
Unamortized restricted
  stock compensation
Common stock in treasury, at cost
  Total stockholders' equity   1,146.7   1,253.2   1,256.8
    Total                     $6,069.9  $5,611.2  $5,687.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries)
SIX MONTHS ENDED APRIL 30

                                        Six Months Ended
                                             April 30
Millions of dollars (Unaudited)               1994        1993

Cash Flows From Operating
  Activities
Net income (loss)                       $  276.3       $(1,121.2)

     Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities                  (548.4)       862.9
Net cash provided by (used for)
       operating activities             (272.1)      (258.3)

Cash Flows From Investing
  Activities
Collections and sales of
  credit receivables                    1,588.5     2,226.7
Proceeds from sales of
  marketable securities                 146.7         138.4
Cost of credit
  receivables acquired                  (1,986.5)  (1,735.3)
Purchases of marketable
  securities                            (209.3)      (158.0)
Purchases of property and
  equipment                             (73.5)        (80.6)
Cost of operating leases
  acquired                              (45.4)        (59.5)
Other                                   58.3           22.6
     Net cash provided by (used for)
       investing activities             (521.2)       354.3

Cash Flows From Financing
  Activities
Increase (decrease) in
  short-term borrowings                 1,265.8      (180.5)
Change in intercompany
  receivables/payables
Proceeds from issuance of
  long-term borrowings                       10.0     442.0
Principal payments on
  long-term borrowings                       (486.9)       (50.1)
Proceeds from issuance of
  common stock                               35.5       7.8
Dividends paid                               (85.5)        (76.3)

Other                                        (4.1)          (4.7)
Net cash provided by
(used for) financing
activities                                   734.8          138.2

Effect of Exchange Rate
  Changes on Cash                             .3            (.3)

Net Increase (Decrease)
  in Cash and Cash Equivalents               (58.2)         233.9
Cash and Cash Equivalents
  at Beginning of Period                     338.2          216.8
Cash and Cash Equivalents
  at End of Period                           $ 280.0       $450.7

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services
on the Equity Basis)
          Six Months Ended
              April 30
                                        Millions of dollars
                                              (Unaudited
                                        1994           1993

Cash Flows From Operating
  Activities
Net income (loss)                       $ 276.3        $(1,121.2)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities                  (491.4)     760.2
Net cash provided by (used for)
 operating activities                   (215.1)    (361.0)

Cash Flows From Investing
  Activities
Collections and sales of
  credit receivables                    32.5      42.5
Proceeds from sales of
  marketable securities
Cost of credit
  receivables acquired                  (67.9)      (103.2)
Purchases of marketable
  securities
Purchases of property and
  equipment                             (68.1)        (75.6)
Cost of operating leases
  acquired                              (12.3)         (8.7)
Other                                   13.1           12.7
Net cash provided by (used for)
investing activities                    (102.7)      (132.3)

Cash Flows From Financing
  Activities
Increase (decrease) in
  short-term borrowings                 144.8         666.5
Change in intercompany
  receivables/payables                   353.2           .2
Proceeds from issuance of
  long-term borrowings
Principal payments on
  long-term borrowings                  (169.9)       (30.7)
Proceeds from issuance of
  common stock                          35.5            7.8
Dividends paid                          (85.5)        (76.3)
Other                                   (4.1)          (4.7)
Net cash provided by
(used for) financing
activities                              274.0         562.8

Effect of Exchange Rate
  Changes on Cash                       .3              (.3)

Net Increase (Decrease)
  in Cash and Cash Equivalents          (43.5)         69.2
Cash and Cash Equivalents
  at Beginning of Period                 71.7          40.4
Cash and Cash Equivalents
  at End of Period                      $ 28.2         $   109.6

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

FINANCIAL SERVICES

                                             Six Months Ended
                                                  April 30
                                             Millions of dollars
                                                  (Unaudited)
                                             1994           1993

Cash Flows From Operating
  Activities
Net income (loss)                       $     79.0     $    73.9

Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities                       47.0           28.8


     Net cash provided by (used for)
       operating activities                  126.0         102.7

Cash Flows From Investing
  Activities
Collections and sales
  of credit receivables                      1,566.7     2,192.9
Proceeds from sales of
  marketable securities                      146.7         138.4
Cost of credit
  receivables acquired                       (1,929.3)  (1,640.8)
Purchases of marketable
  securities                                 (209.3)      (158.0)
Purchases of property and
  equipment                                  (5.4)          (5.0)
Cost of operating
  leases acquired                            (33.1)        (50.8)
Other                                        45.2       9.9
     Net cash provided by (used for)
       investing activities                  (418.5)       486.6

Cash Flows From Financing
  Activities
Increase (decrease) in
  short-term borrowings                      1,121.0      (847.0)
Change in intercompany
  receivables/payables                       (353.2)         (.2)
Proceeds from issuance of
  long-term borrowings                       10.0           442.0
Principal payments on
  long-term borrowings                       (316.9)       (19.4)
Proceeds from issuance of
  common stock
Dividends paid                               (183.1)
Other
Net cash provided by
(used for)financing
activities                                   277.8        (424.6)

Effect of Exchange Rate
  Changes on Cash

Net Increase (Decrease)
  in Cash and Cash Equivalents               (14.7)        164.7
Cash and Cash Equivalents
  at Beginning of Period                      266.5        176.4
Cash and Cash Equivalents
  at End of Period                           $ 251.8   $   341.1


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

(3)  An analysis of the Company's retained earnings follows in millions of dollars:
                              Three Months           Six Months
                                 Ended                  Ended
                                April 30               April 30

                             1994      1993        1994      1993
     Balance, beginning
       of period........  $  970.8    $824.0    $  926.5 $2,004.3
     Net income (loss)..     189.3      21.0       276.3(1,121.2)

     Dividends declared.     (43.0)    (38.0)      (85.7)  (76.1)
     Balance, end of
       period...........  $1,117.1    $807.0    $1,117.1 $  807.0




(4)  An analysis of the Cumulative Translation Adjustment in millions of dollars follows:

                                   Three Months       Six Months
                                      Ended             Ended
                                     April 30          April 30
                                  1994     1993     1994     1993

     Balance, beginning
       of period................  $40.4    $21.4    $41.5   $19.4


     Translation adjustments....    5.4      4.5      3.6     8.0


     Income taxes applicable to
       translation adjustments..    (.8)     1.6      (.1)     .1
     Balance, end of period.....  $45.0    $27.5    $45.0   $27.5



(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on
     the last-in, first-out (LIFO) method. Under this method, cost of goods sold ordinarily reflects current production costs, thus providing a matching of current costs and current revenues
     in the income statement. However, when LIFO-valued inventories decline, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. In the first six months of 1993, the Company recognized a proportionate part of the lower, prior-year costs
     relating to the estimated reduction in LIFO inventories. Consequently, the after-tax results for the second quarter
and
     first six months of 1993 benefited by $6.6 million or $.09 per share and $15.3 million or $.20 per share, respectively. A LIFO benefit was not recognized in 1994.

     If all of the Company's inventories had been valued on a first-
     in, first-out (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                 April 30   October 31   April 30


                                    1994        1993        1993

     Raw materials and
       supplies................   $  196      $  192       $  192


     Work-in-process...........      374         295          396
     Finished machines and
       parts...................    1,140         919        1,189
     Total FIFO value..........    1,710       1,406        1,777
     Adjustment to LIFO


       basis...................      964         942        1,048
     Inventories...............   $  746      $  464       $  729









(6) During the first six months of 1994, the Financial Services subsidiaries and the Equipment Operations received proceeds from
     the sale of retail notes in the public market and to other financial institutions of $39 million. At April 30, 1994, the
     net unpaid balance of all retail notes previously sold by the
     Financial Services subsidiaries and the Equipment Operations was
     $900 million. The Company was contingently liable for recourse on credit receivable sales in the maximum amount of $90 million at April 30, 1994.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $35 million as collateral for bank advances of $1 million as of April 30, 1994.

     At April 30, 1994, the Company had commitments of approximately
     $73 million for construction and acquisition of property and equipment.

(7) Dividends declared and paid on a per share basis were as follows:

                               Three Months           Six Months


                                 Ended                  Ended
                                April 30              April 30


                             1994       1993       1994      1993

     Dividends declared      $.50       $.50      $1.00     $1.00


     Dividends paid          $.50       $.50      $1.00     $1.00




(8) The calculation of primary net income per share is based on the average number of shares outstanding during the six months ended April 30, 1994 and 1993 of 85,867,000 and 77,291,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights
and
     conversion of convertible debentures. The effect of the fully diluted calculation was either immaterial or anti-dilutive.

(9)  In the first quarter of 1994, the Company adopted FASB
Statement
     No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This Statement
eliminates
     the practice of reporting amounts for reinsured contracts net of the effects of reinsurance. The consolidated balance sheets for prior periods were restated which increased total assets and liabilities by immaterial amounts. There were no effects on stockholders' equity or the consolidated income statement.

(10) In the fourth quarter of 1993, the Company adopted FASB
Statement
     No. 106, Employers' Accounting for Postretirement Benefits
Other
     Than Pensions, and FASB Statement No. 112, Employers'
Accounting
     for Postemployment Benefits, effective November 1, 1992. Previous periods of 1993 were restated as required by these Statements. As a result, the first six months of 1993 have been
     restated for the cumulative pretax effect of these changes in accounting of $1,728 million ($1,105 million or $14.30 per share after income taxes). The second quarter and first six months of
     1993 have also been restated to reflect an incremental pretax benefits expense of $14.4 million ($9.2 million or $.12 per share after income taxes) and $29.0 million ($18.5 million or $.24 per share after income taxes), respectively.

(11) During the second quarter of 1993, the Company initiated plans to
     downsize and rationalize its European operations.  This
resulted
     in a second quarter restructuring charge of $107.2 million
($80.0
     million or $1.03 per share after income taxes). The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years.

(12) In February 1994, the Company granted 1,800 shares of stock under the Company's restricted stock plan for nonemployee directors. The market value of the restricted stock at the time of grant totaled $.2 million.

     At April 30, 1994, a total of 243,348 restricted shares were outstanding and 443,007 shares remained available for award under both the Plans for employees and nonemployee directors.

(13) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. The Company and certain subsidiaries of the Capital Corporation are currently involved in legal actions relating to alleged violations of certain technical provisions
     of Texas consumer credit statutes in connection with John Deere Company's financing of the retail purchase of recreational vehicles and boats in that state. On May 23, 1994, the 162nd Judicial District Court, Dallas County,
Texas
     approved a settlement of a class action brought by Russell Durrett individually and on behalf of others against John Deere Company (remanded on March 22, 1994 from the United States District Court for the Northern District of Texas, Dallas Division). The estimated cost of this settlement is not material. Although this settlement resolved all claims arising from 95 percent of the contracts at issue, certain cases related to the remaining five percent of the contracts are still pending. The Company and the Capital Corporation subsidiaries believe that they have substantial defenses and intend to defend the remaining actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes these unresolved legal actions will not be material.

(14) Certain amounts for 1993 have been reclassified to conform with 1994 financial statement presentations.






Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's record worldwide net income for the second quarter of the 1994 fiscal year totaled $189.3 million or $2.20 per share compared with last year's restated second quarter income of $101.0 million or
$1.30 per share before restructuring charges. Results for the quarter were significantly better than last year primarily due to higher North
American production and sales volumes, improved operating efficiencies and substantially improved results from the overseas operations. Price realization continued to improve during the quarter compared with last year as sales incentive costs declined. Additionally, net income from the Financial Services subsidiaries remained at a very strong level during the quarter. The 1993 second quarter restated net income was
$21.0 million or $.27 per share including overseas restructuring charges of $80.0 million or $1.03 per share.

The 1993 second quarter and six-month results were restated as follows for accounting changes relating to Financial Accounting Standards
Board
(FASB) Statement No. 106, Employers' Accounting for
Postretirement
Benefits Other Than Pensions, and FASB Statement No. 112,
Employers'
Accounting for Postemployment Benefits, which were adopted in the fourth quarter of 1993, effective November 1, 1992.

                               Three Months        Six Months
                                   Ended              Ended
                                  April 30           April 30

                               1994    1993       1994       1993

Net income as originally
  reported                    $189.3  $ 30.2     $276.3  $    2.6



Restatement of income
  for the incremental
  effect of changes in
  accounting                            (9.2)              (18.5)



Income (loss) before
  cumulative effect of
  changes in accounting        189.3    21.0      276.3    (15.9)

Cumulative effect of changes
  in accounting                                         (1,105.3)

Net income (loss) as restated $189.3  $ 21.0   $276.3  $(1,121.2)

The Company also recorded restructuring charges of $80.0 million
($107.2
million before income taxes) during the second quarter of last year.
The restructuring charges were mainly in response to the
continuing
long-term decline in agricultural equipment volumes in Western
Europe.
These charges consisted mainly of the cost of employment
reductions
resulting from the downsizing and rationalizing of the Company's European operations. These actions were to be implemented during 1993 and the next few years. As of April 30, 1994, the expected employment reductions from the restructuring in Europe were approximately 53 percent complete and approximately 52 percent of the $107 million accrual established during the second quarter of 1993 had been disbursed.

Total worldwide production tonnage for the quarter was up 17 percent
compared with the second quarter of 1993.  Worldwide net sales
and
revenues increased 17 percent to $2,460 million in the second quarter of
1994 from $2,105 million during the same period last year.  Net sales of
equipment were $2,128 million in the quarter, an increase of 19 percent
compared with $1,788 million in the second quarter of 1993. The physical volume of worldwide net sales to dealers increased approximately 16 percent in the second quarter. Net sales and revenues also include revenues of the Company's credit, insurance and health care
operations, which totaled $309 million in the second quarter of
1994
compared with $295 million last year.

Worldwide net income for the first six months of 1994 totaled
$276.3
million or $3.22 per share compared with restated income of $64.1 million or $.82 per share before special items during the same period last year. The increase was primarily due to higher production and sales volumes reflecting higher retail sales and reduced factory production shutdowns in 1994. Operating efficiencies also continued to improve compared to the same period last year. For the first six months of 1993, the restated net loss after special items was $1,121 million or
$14.51 per share, which included $1,105 million for the cumulative effect of accounting changes and $80.0 million of overseas restructuring charges.

Worldwide production tonnage during the first six months of 1994 was 20
percent higher than in the same 1993 period.  Worldwide net sales
and
revenues were $4,187 million for the initial six months of 1994, a 19
percent increase compared to $3,529 million over the same period last
year.  Net sales of equipment increased 22 percent to $3,535 million for
the first six months of 1994 from $2,903 million during the same period
of 1993. The physical volume of worldwide net sales increased approximately 18 percent in the first six months of this year. The
Company's Financial Services revenues totaled $607 million during the
first six months of 1994, a five percent increase compared with
$576
million during the same period last year.

Worldwide net sales and revenues in millions of dollars follow:




                            Three Months
                          Ended April 30    %
                           1994    1993  Change
Net sales:
  Agricultural equipment  $1,332  $1,117  +19
  Industrial equipment       432     339  +27
  Lawn and grounds care
    equipment                364     332  +10
       Total net sales     2,128   1,788  +19
Financial Services
  revenues                   309     295  + 5
Other revenues                23      22  + 5
       Total net sales
         and revenues     $2,460  $2,105  +17



United States and Canada:
  Equipment net sales     $1,663  $1,340  +24
  Financial Services
    revenues                 309     295  + 5
       Total               1,972   1,635  +21
Overseas net sales           465     448  + 4
Other revenues                23      22  + 5
   Total net sales
         and revenues     $2,460  $2,105  +17

                          Six Months
                          Ended April 30    %
                          1994    1993  Change
Net sales:
  Agricultural equipment  $2,219  $1,806  +23
Industrial equipment         740     570  +30
  Lawn and grounds care
    equipment                576     527  + 9
       Total net sales     3,535   2,903  +22
Financial Services
  revenues                   607     576  + 5
Other revenues                45      50  -10
       Total net sales
         and revenues     $4,187  $3,529  +19



United States and Canada:
  Equipment net sales      $2,783  $2,169  +28
Financial Services
    revenues                  607     576  + 5
Total                       3,390   2,745  +23
Overseas net sales            752     734  + 2
Other revenues                 45      50  -10
Total net
sales
         and revenues      $4,187  $3,529  +19

North American retail sales of John Deere agricultural equipment during the second quarter and the first six months were higher than last year reflecting strong customer demand. North American lawn and grounds care retail sales for both the quarter and the first six months were substantially higher than last year as a result of the continuing strength in the general economy. North American retail sales of John Deere industrial equipment were significantly higher in both the quarter and first six months compared with a year ago primarily resulting from increases in residential and public construction activity. Overseas industry retail demand for agricultural equipment remained relatively weak.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries, had income of $147.5 million for the quarter and $195.5 million year-to-date in 1994 compared with income before special items of $59.7 million for the quarter and a loss of
$18.4 million year-to-date last year. Including the restructuring charges and the cumulative effect of the accounting changes, these operations had a net loss of $20.3 million for the second quarter last year and incurred a net loss of $1,196.8 million for the first half of 1993. Results in the second quarter and first six months of
1993 benefited by $6.6 million and $15.3 million after income taxes, respectively, from the expected reduction of inventories valued on a last-in, first-out (LIFO) basis. The income tax provisions relating to the Equipment Operations for the second quarter and first half of
1993 were affected by losses, including restructuring charges, recorded in taxing jurisdictions having low tax rates or where the
Company could not record tax benefits, coupled with income realized in countries having higher income tax rates.

The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 81.2 percent in the second quarter of 1993 to 77.5 percent in the same period this year.  During the first six
months of 1994, the ratio of cost of goods sold to net sales was
78.5
percent compared with 84.9 percent in the first half of last year.
The North American operations' cost ratios were lower due mainly to significantly higher production volume and improved productivity compared with last year. The overseas operations also had lower cost ratios this year due mainly to lower operating costs and somewhat higher production volume.

Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment which includes the effect of interest expense. All of the Company's equipment businesses reported higher operating profits for both the quarter and first six months compared with last year.

The North American agricultural equipment division generated substantially larger operating profits in both the current quarter and first six months of 1994 compared with a year ago, reflecting higher production and sales volumes and continued improvements in operating efficiencies. North American agricultural equipment production tonnage was 19 percent higher and sales increased 26 percent for the second quarter of 1994 compared with last year. Year-to-date tonnage was up 28 percent and sales were 32 percent higher compared to last year.

The North American lawn and grounds care equipment division generated higher operating profits in both the second quarter and first six months of 1994 compared with last year primarily due to higher production and sales volumes. North American lawn and grounds care equipment production tonnage was up 17 percent and sales increased 11 percent in the second quarter of 1994 compared with last year. Production increased 18 percent and sales were 11 percent higher in the first six months compared with last year.

The North American industrial equipment division generated
improved
operating profits in both the second quarter and first six months of
1994 compared with last year's small second quarter operating profit
and year-to-date operating loss, mainly as a result of higher production and sales volumes and lower operating costs. North American industrial equipment production was 24 percent higher in the second quarter while sales were up 31 percent compared with last year. For the first half of 1994, production tonnage increased 23 percent while sales were 34 percent higher compared with the same period of 1993.

The overseas equipment division had an operating profit in both the second quarter and first six months of 1994 compared with an operating profit before restructuring charges for the quarter last year and an operating loss year-to-date. The improvement in overseas profitability resulted from lower operating costs due to the restructuring of these operations, and sales volumes which were slightly higher than a year ago. Including the restructuring charge, the overseas division incurred large operating losses in both the second quarter and the first six months of 1993. Production tonnage increased four percent in the second quarter and two percent in the first six months of 1994 compared with the same periods last year.
The physical volume of overseas sales was approximately two percent higher in the current quarter and one percent higher in the first half of 1994 compared with the same periods last year.

Net income of the Company's credit operations was $28.4 million in
the second quarter of 1994 compared with $29.1 million in last year's
second quarter. For the first six months of 1994, net income of these subsidiaries was $54.0 million compared with income of $59.9 million last year before the cumulative effect of accounting changes.
Compared with last year, earnings for both the quarter and the first six months were unfavorably affected by lower margins from a smaller average receivable and lease portfolio caused mainly by the sale of retail notes in 1993. These lower margins were partially offset by higher securitization and servicing fee income from retail notes previously sold but still administered. Administrative and operating expenses also increased as a result of an additional provision related to a legal settlement. Additionally, the provision for credit losses decreased as a result of a reduction in the credit loss provision for agricultural loans based on current and future expected credit losses. Net income of the credit operations totaled $56.1 million in the first half of 1993 including the cumulative effect of the accounting changes.

Total revenues of the credit operations decreased nine percent from
$131 million in the second quarter of 1993 to $119 million in the current quarter and decreased 10 percent in the first half from $263 million last year to $237 million this year. Revenues were affected by the sale of receivables during 1993 and lower levels of interest rates in 1994 resulting in lower finance charges earned on the receivable and lease portfolio compared to last year. These decreases were partially offset by securitization and servicing fee income from retail notes previously sold, which increased from $6 million in the second quarter of 1993 to $7 million in the current quarter and from $8 million in the first half of 1993 to $17 million this year. The average balance of total net receivables and leases financed was seven percent lower in the second quarter and 10 percent lower in the first six months of 1994 compared with the same periods last year. Lower borrowing rates and a decrease in average borrowings this year also resulted in a 16 percent decrease in interest expense in the current quarter and a 17 percent decrease in the first half of 1994 compared with 1993. The credit subsidiaries' consolidated ratio of earnings before fixed charges to fixed charges was 2.11 to 1 for the second quarter this year compared with 1.91 to
1 in 1993. This ratio was 2.00 to 1 for the first six months this year compared with 1.92 to 1 in the comparable period of 1993.

Net income from insurance and health care operations was $12.0 million in the second quarter of 1994 compared with $10.7 million in the same quarter last year. For the first six months, net income from these operations increased to $25.0 million this year compared with income of $20.9 million in 1993 before the cumulative effect of accounting changes. Insurance and health care results for both the second quarter and the first half of 1994 have improved, reflecting the continued profitable growth of these businesses. For the second quarter, insurance and health care premiums earned increased 14 percent in 1994 compared with the same period last year, while expenses and the provision for losses increased 13 percent this year.
For the six-month period, insurance and health care premiums earned increased by 13 percent in 1994, while expenses and the provision for losses increased 12 percent compared with last year. Net income of the insurance and health care operations totaled $17.8 million in the first six months of 1993 including the cumulative effect of the accounting changes.

North American retail sales activity during the first two quarters of
1994 provides a sound base for operations during the remainder of the year. For 1994, the United States Department of Agriculture has projected substantial increases in planted acreages of corn and soybeans, and is forecasting that farm net cash income will be at one of the highest levels in history. These factors are expected to result in continued strong retail sales activity for agricultural equipment throughout 1994, assuming normal weather patterns and reasonably stable levels in both interest rates and farm commodity prices.

The European agricultural industry remains in the midst of fundamental change due to revisions to government agricultural policies. Although the long-term downward trend of European industry retail sales of agricultural equipment is expected to continue, the current outlook for 1994 anticipates the Company's retail sales being approximately equal to 1993 levels. The North American economy in
1994 has continued to strengthen despite recent increases in interest rates, providing a solid base for industrial and lawn and grounds care equipment retail sales during the remainder of the year. Housing starts are expected to remain strong, which should further support increases in retail activity.

In response to strong retail demand, the Company has increased its
North American production schedules. As a result, 1994 worldwide production tonnage is now anticipated to be 16 percent higher than
1993 output, up from the Company's prior estimate of 13 percent. Worldwide agricultural equipment production tonnage is expected to be up approximately 13 percent from last year, when dealer receivables were reduced by $146 million. Lawn and grounds care equipment production is expected to be 19 percent higher than 1993 and industrial equipment production 23 percent higher than a year ago.
Worldwide production during the last six months of 1994 is expected to be up 13 percent over the same period last year. However, it is important to note that production in the last half of 1994 is expected to be three percent lower than in the first six months of the year, reflecting the effects of normal seasonal vacation shutdown periods and the start-up of production of a major new tractor line.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity focuses on the balance sheet and statement of cash flows. The nature of the Company's Equipment Operations and Financial Services businesses are so different that most of the asset, liability and cash flow categories do not lend themselves to simple combination. Additionally, the fundamental differences between these businesses are reflected in different financial measurements commonly used by investors, rating agencies and financial analysts. In recognition of these differences and to provide greater clarity with respect to the analyses of the capital resources and liquidity of these different businesses, the following discussion has been organized to discuss separately, where appropriate, the Company's Equipment Operations,
Financial Services operations and the consolidated totals.

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external sources.

Negative cash flows from operating activities of $215 million in the first six months of 1994 resulted from the normal seasonal increases in dealer receivables and Company-owned inventories, annual volume discount program payments made to dealers and contributions to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with cash required for payment of dividends, purchases of property and equipment and a decrease in borrowings were provided primarily from a decrease in receivables from the Financial Services operations and a decrease in cash and cash equivalents.

In the first half of 1993, the normal seasonal increases in dealer receivables and Company-owned inventories, annual volume discount payments to dealers and contributions to the pension fund resulted in negative cash flows from operating activities of $361 million. Partially offsetting these operating cash outflows was the positive cash flow from income, excluding the noncash effects of accounting changes and restructuring charges. The resulting net cash requirement for operating activities, along with cash required for purchases of property and equipment, payment of dividends and an increase in cash and cash equivalents were provided primarily by an increase in borrowings.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased seasonally since October 31, 1993 and were comparable to a year ago despite the sizeable increase in retail demand for the Company's products. North American agricultural equipment dealer receivables increased approximately $100 million, while North American industrial equipment dealer receivables and North American lawn and grounds care dealer receivables were comparable with the levels 12 months earlier.
Total overseas dealer receivables were approximately $70 million lower than a year ago. The ratios of worldwide net dealer accounts and notes receivable to the last 12 months' net sales were 44 percent at April 30, 1994, 43 percent at October 31, 1993 and 53 percent at
April 30, 1993. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was eight percent at April 30, 1994, 11 percent at October 31, 1993 and 11 percent at April 30, 1993.

Company-owned inventories at April 30, 1994 have increased seasonally by $281 million compared with the end of the previous fiscal year and are comparable to the levels one year ago.

Capital expenditures for the first six months of 1994 were $68 million compared with $76 million during the same period last year.
Capital expenditures were $196 million for the 1993 fiscal year and are currently expected to approximate $230 million in 1994.

Total interest-bearing debt of the Equipment Operations was
$1,523
million at April 30, 1994 compared with $1,546 million at the end of fiscal year 1993 and $2,712 million at April 30, 1993. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 40 percent, 43 percent and 51 percent at
April 30, 1994, October 31, 1993 and April 30, 1993,
respectively.

In January 1994, Deere & Company redeemed $80 million of its 8% debentures due 2002 and in March 1994 redeemed $37 million of its 8.45% debentures due 2000. During the first six months of 1994, Deere & Company also retired $16 million of medium-term notes.

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


During the first six months of 1994, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables. Cash provided from Financial Services operating activities was $126 million during the first six months of 1994. Financing activities provided $278 million during the same period, resulting from an $814 million increase in outside borrowings which was partially offset by a $353 million decrease in payables to the
Equipment Operations and payment of a $183 million dividend to the
Equipment Operations. Cash used for investing activities totaled $419 million in the first six months, primarily due to the cost of credit receivables acquired exceeding collections. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to trusts. Cash and cash equivalents also decreased $15 million in the first six months of 1994.

In the first six months of last year, the aggregate cash provided from operating and investing activities was used primarily to reduce outside borrowings and increase cash and cash equivalents. Cash provided from Financial Services operating activities was $103 million during the first six months of 1993. Investing activities provided $487 million of cash in the first six months of 1993, primarily due to net proceeds of $560 million received from the sale of receivables in the public market, which was partially offset by the cost of operating leases acquired of $51 million. Cash used for financing activities totaled $425 million in the first half of 1993, representing a net decrease in outside borrowings. Additionally, there was a $165 million increase in cash and cash equivalents during the first six months of 1993.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities.
Marketable
securities carried at cost consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. These investments increased in the first six months of 1994 and during the past 12 months, resulting primarily from the continuing growth in the insurance and health care operations.

Net credit receivables increased by $373 million in the first six months of 1994 and by $300 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the first six months of 1994 and the past 12 months due to the cost of credit receivables acquired exceeding collections. Total acquisitions of credit receivables were 18 percent higher in the first six months of
1994 compared with the same period last year. This significant increase resulted mainly from improvements in the general economy, increased retail sales of John Deere equipment and recreational products, and a higher revolving charge account and wholesale note volume. The increase in the credit receivable balance during the past 12 months was partially offset by the sale of John Deere retail notes for which net proceeds of $622 million were received. The levels of retail notes, revolving charge accounts and financing lease receivables were higher than one year ago, while wholesale receivables decreased slightly. Net credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $4,949 million at April 30, 1994 compared with $5,076 million at October 31, 1993 and $4,756 million at April 30,
1993. At April 30, 1994, the net unpaid balance of all retail notes previously sold was $896 million compared with $1,394 million at October 31, 1993 and $1,001 million at April 30, 1993.
Additional
sales of retail notes are expected to be made in future periods.

Total interest-bearing debt of the credit subsidiaries was $3,404 million at April 30, 1994 compared with $2,603 million at the end of fiscal year 1993 and $3,031 million at April 30, 1993. Total outside borrowings increased during the first six months of 1994 and the past
12 months, generally corresponding with the levels of the net credit receivable and lease portfolio financed and the changes in the amounts of payables owed and dividends paid to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.1 to 1 at April 30, 1994 compared with 3.8 to 1 at October 31, 1993 and 3.8 to 1 at April 30, 1993.

In January 1994, the Capital Corporation redeemed $40 million of its
9.35% subordinated debentures due 2003. During the first six months of 1994, the Capital Corporation also issued $10 million and retired
$267 million of medium-term notes.

Consolidated

The parent, Deere & Company, maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,357 million at
April 30, 1994, $1,054 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are two long-term credit agreement commitments totaling
$2,417 million.

Stockholders' equity was $2,309 million at April 30, 1994 compared with $2,085 million at October 31, 1993 and $1,452 million at April
30, 1993. The increase of $224 million in the first six months of
1994 resulted primarily from net income of $276 million and an increase in common stock of $37 million, partially offset by dividends declared of $86 million.

The Board of Directors at its meeting on May 25, 1994 declared a quarterly dividend of 50 cents per share payable August 1, 1994 to stockholders of record on June 30, 1994.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             See Note (13) to the Interim Financial Statements.

Item 2.   Changes in Securities

             On March 1, 1994, Deere & Company redeemed all of its
             outstanding 8.45% debentures due 2000.

Item 3.   Defaults upon Senior Securities

             None

Item 4.   Submission of Matters to a Vote of Security Holders

  (a,c)      At the annual meeting of stockholders held February
23,
             1994 the following directors were elected:

                                     Votes For   Votes Withheld

           Samuel C. Johnson      72,288,699      233,683
           Arthur L. Kelly        72,306,215      216,167
           William A. Schreyer    72,277,309      245,073

           Hans W. Becherer, Agustin Santamarina, David H. Stowe,
Jr.
           and John R. Walter continue to serve as directors of the
           Company for terms expiring at the annual meeting in 1995.
           John R. Block and Regina E. Herzlinger continue to serve
           as directors of the Company for terms expiring at the annual meeting in 1996. Owen B. Butler resigned from the
           Board of Directors, effective May 25, 1994.

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

  (b)      Reports on Form 8-K

           Current Report on Form 8-K dated February 22, 1994
           (item 7).






                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  June 9, 1994            By   s/   P. E. Leroy
                                         P. E. Leroy
                                     Senior Vice President
                                   (Chief Financial Officer)

                                         INDEX TO EXHIBITS






Number                                                      Page

 2       Not applicable                                       -

 4       Not applicable                                       -

10       Not applicable                                       -

11       Computation of per share earnings                   23

12       Computation of ratio of earnings to
           fixed charges                                     24

15       Not applicable                                       -

18       Not applicable                                       -

19       Not applicable                                       -

22       Not applicable                                       -

23       Not applicable                                       -

24       Not applicable                                       -

27       Not applicable                                       -

99       Not applicable                                       -

Exhibit 11



DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES


  COMPUTATION OF NET INCOME PER SHARE
                                                         (Shares
and dollars in thousands except per share amounts)


                                        For the Six Months Ended
                                                     April 30


                                            1994            1993

1.  Net income (loss)                      $276,265  $(1,121,201)
2.  Adjustment - Interest expense,
     after tax benefit, applicable
     to convertible debentures
     outstanding                              22               31


3.  Net income (loss) applicable to
     common stock - before interest
     applicable to convertible debentures  $276,287  $(1,121,170)


PRIMARY NET INCOME PER COMMON SHARE:
    Shares:
4.    Weighted average number of common
        shares outstanding                   85,867       77,291

5.    Incremental shares:
        Dilutive common stock options        916              917
        Dilutive stock appreciation rights   57               12
          Total incremental shares           973              929

6.  Primary net income (loss) per common
      share (1 divided by 4)              $   3.22*     $(14.51)*


FULLY DILUTED NET INCOME PER COMMON SHARE:
    Shares:
7.    Weighted average number of common
        shares outstanding                   85,867        77,291
8.    Incremental shares:
        Dilutive common stock options           916           917
        Dilutive stock appreciation rights        57           26


  9.      Common equivalent shares from assumed
         conversion of convertible debentures:
          5-1/2% debentures due 2001              28           53

10.       Total                              86,868        78,287

11.   Fully diluted net income (loss) per
      common share (3 divided by 10)         $   3.22*  $(14.51)*


____________
* Net income per common share outstanding was used in the designated calculations since the dilutive effect of common stock options, stock appreciation rights and assumed conversion of convertible debentures was immaterial or anti-dilutive.

EXHIBIT  12


DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                          Six Months Ended
                                              April 30
                                          1994        1993

Earnings:
   Pretax income (loss) of
      consolidated group............   $428,527    $(14,311)
   Dividends received from
      less-than-fifty-percent
      owned affiliates..............        782         286


                Fixed charges net of


      capitalized interest..........    145,586     195,467
Total earnings......................   $574,895    $181,442




Fixed charges:
   Interest expense of con-
      solidated group (includes


      capitalized interest).........   $142,522    $192,229
   Portion of rental charges


      deemed to be interest.........      3,064       3,360



      Total fixed charges...........   $145,586    $195,589




Ratio of earnings to
   fixed charges **.................       3.95        *

EXHIBIT  12

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                      Year Ended October 31


                                   1993       1992         1991

                                     (In thousands of dollars)
Earnings:
Pretax income
(loss) of
consolidated group                 $272,345  $ 43,488   $(26,176)

Dividends received from
less-than-fifty-percent
owned affiliates                   1,706      2,325        6,229



Fixed charges net of
capitalized interest               375,238    420,133     454,092




Total earnings                     $649,289   $465,946   $434,145

Fixed charges:
Interest expense
of consolidated
group (includes
capitalized
interest)                          $369,325   $415,205   $451,936
Portion of rental
charges deemed to
be interest                        6,127      6,720        4,088





Total fixed charges                $375,452   $421,925   $456,024




Ratio of earnings to
fixed charges **                     1.73      1.10         *

EXHIBIT  12

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                     Year Ended October 31
                                     1990       1989
                                       (In thousands of dollars)
Earnings:
Pretax income
(loss) of
consolidated group                     $  587,528   $539,126
Dividends received from
less-than-fifty-percent
owned affiliates                            7,775      1,200


Fixed charges net of
capitalized interest                   439,200    412,041

Total earnings                            $1,034,503   $952,367


Fixed charges:
Interest expense
of consolidated
group (includes
capitalized
interest)                               $  435,217   $406,583
Portion of rental
charges deemed to
be interest                              3,983      5,468

Total fixed charges                     $  439,200  $412,051


Ratio of earnings to
fixed charges **                         2.36            2.31

   The computation of the ratio of earnings to fixed charges is based on applicable amounts of the Company and its consolidated subsidiaries plus dividends received from less-than fifty percent owned affiliates.
   "Earnings" consist of income before income taxes, the cumulative effect of accounting changes and fixed charges excluding capitalized interest.
   "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense which is deemed to be representative of the interest factor, and capitalized interest.

 * For the six months ended April 30, 1993 and the year ended
October 31,
   1991, earnings available for fixed charges coverage were $14 million less and $22 million less, respectively, than the amount required for a ratio of earnings to fixed charges of 1.0.

** The Company has not issued preferred stock. Therefore, the ratios of earnings to combined fixed charges and preferred stock dividends are the same as the ratios presented above.