Form 10-Q
period 1994-07-31
DEERE & CO
filed 1994-09-14
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 1994


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

     At July 31, 1994, 86,396,514 shares of common stock, $1 par value, of the registrant were outstanding.

_________________________________________________________________
_______

                            Page 1 of 25 Pages.
                       Index to Exhibits:  Page 22.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                         CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME        (Deere & Company and
Three Months Ended July 31             Consolidated Subsidiaries)
                                  Three Months Ended July 31
Millions of dollars  (Unaudited)             1994           1993
Net Sales and Revenues
Net sales of equipment                       $1,979.0    $1,726.5

Finance and interest income                  139.2          139.8
Insurance and health care premiums           173.8          143.5


Investment income                            22.7            25.6


Other income                                 11.9           14.0


    Total                                    2326.6        2049.4


Costs and Expenses
Cost of goods sold                           1,565.3      1,413.2

Research and development expenses            66.8            68.3


Selling, administrative and general expenses  214.3         207.3


Interest expense                             77.6            90.5


Insurance and health care claims and
benefits                                     153.2          127.4


Other operating expenses                     8.7            7.5
    Total                                   2085.9         1914.2


Income of Consolidated Group Before
    Income Taxes                             240.7          135.2


Provision for income taxes                   87.8           47.9


Income of Consolidated Group                 152.9          87.3



Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                1.4            .6
    Other                                    3.4           2.9
        Total                                4.8            3.5

Net Income                                   $157.7         $90.8




Return on average assets                       1.3  %         .8%


Per Share Data
Primary and fully diluted net income          $1.82         $1.19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                         EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME  (Deere & Company with Financial
Three Months Ended July 31          Services on the Equity Basis)
                                      Three Months Ended July 31

Millions of dollars  (Unaudited)        1994           1993
Net Sales and Revenues
Net sales of equipment                  $1979.0      $1726.5
Finance and interest income              19.5           21.3
Insurance and health care premiums
Investment income
Other income                             6.6               6.3
    Total                               2005.1         1754.1

Costs and Expenses
Cost of goods sold                      1,568.5        1,414.1
Research and development expenses         66.8              68.3
Selling, administrative and general
expenses                                 155.5          151.1
Interest expense                           28.8           45.4
Insurance and health care claims and
     benefits
Other operating expenses                     3.5            2.4
    Total                                 1823.1         1681.3

Income of Consolidated Group Before
    Income Taxes                           182.0           72.8
Provision for income taxes                  68.1           26.2
Income of Consolidated Group                113.9         46.6

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                   28.1          31.4
    Insurance and health care                12.3           9.9
    Other                                    3.4            2.9
        Total                                43.8            44.2


Net Income                                   $157.7         $90.8

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                         FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended July 31
                                      Three Months Ended July 31
Millions of dollars  (Unaudited)            1994           1993
Net Sales and Revenues
Net sales of equipment
Finance and interest income                  $121.3        $119.5

Insurance and health care premiums           208.6          179.6

Investment income                            22.7            25.7

Other income                                  6.5            9.1
    Total                                    359.1          333.9


Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
     expenses                                61.5            59.7

Interest expense                             50.4            46.2

Insurance and health care claims
     and benefits                            183.3          160.4

Other operating expenses                     5.2            5.2
    Total                                   300.4          271.5

Income of Consolidated Group Before
    Income Taxes                             58.7           62.4
Provision for income taxes                   19.7            21.7

Income of Consolidated Group                 39.0            40.7


Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                1.4            .6
    Other
        Total                                1.4            .6

Net Income                                   $40.4          $41.3


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions
between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                         CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME        (Deere & Company and
Nine Months Ended July 31              Consolidated Subsidiaries)
                                        Nine Months Ended July 31

Millions of dollars  (Unaudited)             1994           1993

Net Sales and Revenues
Net sales of equipment                       $5,513.8    $4,629.8

Finance and interest income                  391.8          427.2


Insurance and health care premiums           498.3          410.3


Investment income                            68.7            72.3


Other income                                  41.0          38.7


    Total                                    6513.6      5578.3

Costs and Expenses
Cost of goods sold                           4,333.2      3,872.0

Research and development expenses            195.8         199.9


Selling, administrative and general
     expenses                                637.3          612.5


Interest expense                             220.1          282.6


Insurance and health care claims and
     benefits                                432.9          356.1


Other operating expenses                      25.1           27.0


Restructuring costs                           0.0           107.2


    Total                                    5844.4        5457.3


Income (Loss) of Consolidated Group Before
    Income Taxes and Changes in Accounting     669.2        121.0


Provision (credit) for income taxes            243.9         52.1


Income (Loss) of Consolidated Group Before
    Changes in Accounting                      425.3         68.9



Equity in Income of Unconsolidated
    Subsidiaries and Affiliates Before
    Changes in Accounting
    Credit
    Insurance and health care                3.5            1.4
    Other                                    5.2            4.6
        Total                                8.7            6.0



Income Before Changes in Accounting          434.0          74.9

Changes in accounting                                   (1,105.3)

Net Income (Loss)                            $434.0     $(1030.4)


Return on average assets:
    Before changes in accounting              3.6 %       .6%
    Total                                     3.6%        (8.6)%


Per Share Data
Primary and fully diluted:
    Income before changes in accounting      $5.04          $.98
    Changes in accounting                      0.00       (14.30)


    Net income (loss)                        $5.04      $(13.32)

DEERE & COMPANY                         EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME  (Deere & Company with Financial
Nine Months Ended July 31          Services on the Equity Basis)
                                     Nine Months Ended July 31

Millions of dollars  (Unaudited)        1994           1993
Net Sales and Revenues
Net sales of equipment                   $5513.8      $4629.8
Finance and interest income              58.1            63.5
Insurance and health care premiums
Investment income
Other income                             16.8            17.6
    Total                               5588.7         4710.9

Costs and Expenses
Cost of goods sold                       4,343.6        3,878.9
Research and development expenses        195.8          199.9
Selling, administrative and general
expenses                                452.9          434.6
Interest expense                          89.7          138.7
Insurance and health care claims and
benefits
Other operating expenses                  9.5            13.0
Restructuring costs                       0.0            107.2
    Total                               5091.5         4772.3

Income (Loss) of Consolidated Group Before
    Income Taxes and Changes
     in Accounting                      497.2          (61.4)
Provision (credit) for income taxes      187.8          (9.7)
Income (Loss) of Consolidated Group
Before Changes in Accounting             309.4          (51.7)

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates Before
    Changes in Accounting
    Credit                              82.1                91.2
    Insurance and health care           37.3                30.8
    Other                               5.2                 4.6
        Total                           124.6               126.6


Income Before Changes in Accounting     434.0                74.9

Changes in accounting                    0.0            (1,105.3)
Net Income (Loss)                      $434.0           $(1030.4)

DEERE & COMPANY                         FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Nine Months Ended July 31
                                        Nine Months Ended July 31

Millions of dollars  (Unaudited)        1994           1993
Net Sales and Revenues
Net sales of equipment
Finance and interest income             $337.0         $366.1
Insurance and health care premiums       594.6          517.9
Investment income                        68.7            72.4
Other income                            27.7             25.4
    Total                               1028.0         981.8

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
general expenses                         193.0          187.6
Interest expense                          133.8          146.3
Insurance and health care claims and
benefits                                513.6          451.4
Other operating expenses                  15.6           14.1
Restructuring costs                          0              0
    Total                               856.0          799.4

Income (Loss) of Consolidated Group
Before Income Taxes and Changes
in Accounting                           172.0          182.4
Provision (credit) for income
taxes                                   56.1             61.8
Income (Loss) of Consolidated Group
Before Changes in Accounting             115.9          120.6

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates Before
    Changes in Accounting
    Credit
    Insurance and health care              3.5            1.4
    Other
        Total                              3.5            1.4

Income Before Changes in Accounting       119.4          122.0
Changes in accounting                     0.0            (6.9)
Net Income (Loss)                        $119.4         $115.1

See Notes to Interim Financial Statements.  Supplemental
consolidating data are
shown for the "Equipment Operations" and "Financial Services".
Transactions
between the "Equipment Operations" and "Financial Services" have been
eliminated to arrive at the "Consolidated" data.
DEERE & COMPANY                              CONSOLIDATED
CONDENSED CONSOLIDATED                  (Deere & Company and
BALANCE SHEET                         Consolidated Subsidiaries)
                                       July 31   Oct 31    Jul 31
Millions of dollars  (Unaudited)         1994      1993      1993
Assets
Cash and cash equivalents                $295.7    $338.2  $477.9

Marketable securities carried at cost   1,108.1   994.8     967.2

Receivables from unconsolidated
    subsidiaries and affiliates            5.3      4.0       1.3

Dealer accounts and notes receivable -
net                                     2,981.9   2,793.7 2,847.5

Credit receivables - net                4,577.8   3,754.8 4,099.5

Other receivables                        381.8     393.5    325.5

Equipment on operating leases - net      205.7     195.4    192.0

Inventories (Note 5)                     735.8     464.4    609.7

Property and equipment - net           1,201.2   1,240.3  1,207.7

Investments in unconsolidated subsidiaries


    and affiliates                      148.1     140.6     137.6

Intangible assets - net                 296.9     296.8     330.2

Deferred income taxes                   685.5     681.7     632.0

Other assets and deferred charges       193.3     169.0     158.7

        Total                         $12817.1  $11467.2 $11986.8

Liabilities and Stockholders' Equity
Short-term borrowings                 $3,046.0  $1,601.4 $3,079.9

Payables to unconsolidated subsidiaries
    and affiliates                      31.3       32.8      25.3

Accounts payable and accrued expenses  2,157.6  2,085.9   1,810.8

Insurance and health care claims and
reserves                                732.4     672.5     669.3

Accrued taxes                           97.1       71.0      58.5

Deferred income taxes                    8.3        8.6      13.3

Long-term borrowings                   1,964.9   2,547.5  2,506.6

Retirement benefit accruals and
other liabilities                     2,345.5   2,362.1   2,305.6

    Total liabilities                  10383.1   9381.8   10469.3

Common stock, $1 par value
(issued shares at July 31,
1994 - 86,611,915)                      1475.8   1436.8     868.1

Retained earnings (Note 3)               1231.7    926.5    859.5

Minimum pension liability adjustment    (215.4)  (215.5)   156.5)
Cumulative translation adjustment
(Note 4)                                (36.2)    (41.5)   (33.5)

Unamortized restricted stock
compensation                            (9.7)     (8.2)     (9.0)

Common stock in treasury, at cost        (12.2)    (12.7)  (11.1)
     Total stockholders' equity         2,434.0   2,085.4 1,517.5

         Total                        $12817.1  $11467.2 $11986.8

DEERE & COMPANY                         EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED            (Deere & Company with Financial
BALANCE SHEET                      Services on the Equity Basis)
                                   July 31     Oct 31     July 31
Millions of dollars  (Unaudited)     1994      1993       1993
Assets
Cash and cash equivalents            $48.1     $71.7     $112.1
Marketable securities carried at
cost
Receivables from unconsolidated

subsidiaries and affiliates          256.7     511.9     77.5
Dealer accounts and notes
receivable - net                   2981.9    2793.7    2847.5
Credit receivables - net             144.5     115.8     137.3
Other receivables                    0.0       14.3        0.0
Equipment on operating leases -
net                                77.2       76.2       73.1
Inventories (Note 5)                735.8     464.4     609.7
Property and equipment - net        1,169.5   1,215.5   1,184.3
Investments in unconsolidated
subsidiaries and affiliates         1,261.2   1,341.7   1,384.0
Intangible assets - net               279.4     277.8     310.7
Deferred income taxes                 629.9     628.9     577.6
Other assets and deferred charges      104.9     106.3     95.5
        Total                         $7689.1   $7618.2   $7409.3


Liabilities and Stockholders' Equity
Short-term borrowings                $236.1    $476.3    $1,057.6

Payables to unconsolidated
subsidiaries and affiliates            31.3     32.8        25.3
Accounts payable and accrued
expenses                           1,537.0   1,533.4   1,277.3
Insurance and health care claims
and reserves
Accrued taxes                          93.2      66.1       56.3
Deferred income taxes                   8.3       8.4       12.7
Long-term borrowings                 1,019.5   1,069.3   1,171.6
Retirement benefit accruals and
other liabilities                   2,329.7   2,346.5   2,291.0
    Total liabilities                5,255.1   5,532.8   5,891.8

Common stock, $1 par value
(issued shares at July 31,
1994 - 86,611,915)                  1475.8    1436.8      868.1
Retained earnings (Note 3)           1231.7    926.5       859.5
Minimum pension liability
adjustment                         (215.4)   (215.5)   (156.5)
Cumulative translation
adjustment (Note 4)                (36.2)    (41.5)    (33.5)
Unamortized restricted
stock compensation                 (9.7)      (8.2)      (9.0)
Common stock in treasury,
at cost                            (12.2)    (12.7)     (11.1)
 Total stockholders'
equity                             2434.0    2085.4    1517.5
 Total                            $7689.1   $7618.2   $7409.3

DEERE & COMPANY                         FINANCIAL SERVICES
CONDENSED CONSOLIDATED
BALANCE SHEET
                                      July 31   Oct 31    July 31
Millions of dollars                     1994      1993      1993
(Unaudited)
Assets
Cash and cash equivalents               $247.6    $266.5   $365.8

Marketable securities carried at cost   1108.1    994.8     967.2

Receivables from unconsolidated


    subsidiaries and affiliates         0.0       0.0
Dealer accounts and notes receivable -
 net
Credit receivables - net               4,433.3   3,639.0  3,962.2

Other receivables                        382.8     380.2    326.6

Equipment on operating leases - net      128.5     119.2    118.9

Inventories (Note 5)
Property and equipment - net              31.7      24.8     23.4

Investments in unconsolidated
subsidiaries and affiliates              54.2      52.1      51.7

Intangible assets - net                  17.4       19.0     19.5

Deferred income taxes                   55.6        52.8     54.4

Other assets and deferred charges       88.4        62.8     63.2

        Total                        $6547.6   $5611.2    $5952.9


Liabilities and Stockholders' Equity
Short-term borrowings                $2,809.9  $1,125.1 $ 2,022.3

Payables to unconsolidated
subsidiaries and affiliates             251.4     507.9     76.2
Accounts payable and accrued
expenses                                621.5    553.6     534.7
Insurance and health care claims and
reserves                                732.4     672.5     669.3

Accrued taxes                             3.9       4.9       2.2

Deferred income taxes                     0.0       .2        .5
Long-term borrowings                    945.3     1,478.2 1,335.0

Retirement benefit accruals
and other liabilities                   15.9      15.6      14.6
    Total liabilities                  5380.3    4358.0    4654.8


Common stock, $1 par value
(issued shares at July 31,
1994 - 86,611,915)                      209.4     208.2     207.5

Retained earnings (Note 3)               962.9     1046.5  1090.0
Minimum pension liability
adjustment Cumulative translation
adjustment (Note 4)                     (5.0)      (1.5)       .6
Unamortized restricted stock compensation
Common stock in treasury, at cost
     Total stockholders' equity         1,167.3  1,253.2  1,298.1

         Total                          $6547.6   $5611.2 $5952.9


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the
"Equipment Operations" and "Financial Services" have been eliminated to arrive at the
"Consolidated" data.

DEERE & COMPANY                    CONSOLIDATED
CONDENSED STATEMENT OF        (Deere & Company and
CONSOLIDATED CASH FLOWS       Consolidated Subsidiaries)
Nine Months Ended July 31
                                        Nine Months Ended July 31
Millions of dollars (Unaudited)               1994           1993

Cash Flows from Operating Activities
Net income  (loss)                           $434.0     $(1030.4)
Adjustments to reconcile net income (loss)
 to net cash provided by operating
activities                                   (172.4)      1,254.7

Net cash provided by operating
activities                                    261.6         224.3


Cash Flows from Investing Activities
Collections and sales of credit receivables    2,239.8    2,865.9

Proceeds from sales of marketable
securities                                    176.4         229.6

Cost of credit receivables acquired          (3,048.2)  (2,641.5)
Purchases of marketable securities           (282.3)     (238.4)
Purchases of property and equipment          (120.2)      (122.6)
Cost of operating leases acquired            (69.1)       (80.7)
Other                                          37.9        13.1
   Net cash provided by (used for)
   investing activities                      (1065.7)       25.4

Cash Flows from Financing Activities
Increase (decrease) in short-term
borrowings                                   1,421.3      (133.2)
Change in intercompany receivables/payables
Proceeds from issuance of long-
  term borrowings                             10.0         487.2
Principal payments on long-term borrowings    (573.8)     (246.8)
Proceeds from issuance of common stock          36.3         27.8

Dividends paid                               (128.6)      (114.5)
Other                                       (4.9)           (7.8)
        Net cash provided by (used for)
     financing activities                    760.3          12.7

Effect of Exchange Rate Changes on Cash      1.3            (1.3)

Net Increase (Decrease) in Cash and
     Cash Equivalents                        (42.5)         261.1

Cash and Cash Equivalents at Beginning
     of Period                              338.2          216.8
Cash and Cash Equivalents at End
of Period                                    $295.7        $477.9

DEERE & COMPANY                    EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF        (Deere & Company with Financial
 CONSOLIDATED CASH FLOWS      Services on the Equity Basis)
Nine Months Ended July 31

                                        Nine Months Ended July 31
Millions of dollars  (Unaudited)              1994           1993

Cash Flows from Operating Activities
Net income  (loss)                           $434.0     $(1030.4)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
activities                                   (170.3)      1,090.6

Net cash provided by operating
     activities                                263.7        60.2

Cash Flows from Investing Activities
Collections and sales of credit
receivables                                  51.2           57.3
Proceeds from sales of marketable
securities
Cost of credit receivables acquired          (75.1)       (114.8)
Purchases of marketable securities
Purchases of property and equipment          (109.9)      (116.1)
Cost of operating leases acquired            (27.1)       (16.5)
Other                                        20.6          22.0
        Net cash provided by (used for)
     investing activities                    (140.3)      (168.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term
borrowings                                   (127.3)        241.9

Change in intercompany
     receivables/payables                     256.6          72.7

Proceeds from issuance of long-term
     borrowings                                   0.0        .2
Principal payments on long-term
borrowings                                   (180.4)       (39.4)
Proceeds from issuance of common
stock                                        36.3            27.8

Dividends paid                               (128.6)     (114.5)
Other                                          (4.9)       (7.8)
        Net cash provided by (used for)
     financing activities                    (148.3)        180.9


Effect of Exchange Rate Changes on Cash      1.3            (1.3)

Net Increase (Decrease) in Cash and
     Cash Equivalents                          (23.6)       71.7
Cash and Cash Equivalents at
     Beginning of Period                          71.7       40.4

Cash and Cash Equivalents at End of Period        $48.1    $112.1

DEERE & COMPANY                         FINANCIAL SERVICES
CONDENSED STATEMENT OF
CONSOLIDATED CASH FLOWS
Nine Months Ended July 31
                                        Nine Months Ended July 31
Millions of dollars  (Unaudited)            1994           1993

Cash Flows from Operating Activities
Net income  (loss)                         $119.4         $115.1
Adjustments to reconcile net income
(loss) to net
cash provided by operating activities         81.6          49.0
        Net cash provided by operating
activities                                   201.0        164.1

Cash Flows from Investing Activities
Collections and sales of credit
receivables                                  2,203.6      2,821.9

Proceeds from sales of marketable
securities                                   176.4          229.6

Cost of credit receivables acquired         (2,988.0)   (2,540.0)
Purchases of marketable securities          (282.3)       (238.4)
Purchases of property and equipment          (10.3)        (6.4)
Cost of operating leases acquired            (42.1)       (64.2)
Other                                        17.4          (9.0)
   Net cash provided by (used for)
   investing activities                     (925.3)        193.5

Cash Flows from Financing Activities
Increase (decrease) in short-term
borrowings                                  1,548.5       (375.1)
Change in intercompany
receivables/payables                         (256.6)       (72.7)
Proceeds from issuance of
long-term borrowings                         10.0           487.0

Principal payments on long-term borrowings   (393.4)      (207.4)
Proceeds from issuance of common stock
Dividends paid                               (203.1)
Other                                         0.0


  Net cash provided by (used for)
   financing activities                       705.4       (168.2)

Effect of Exchange Rate Changes on Cash        0.0

Net Increase (Decrease) in Cash and Cash
      Equivalents                            (18.9)         189.4


Cash and Cash Equivalents at
Beginning of Period                          266.5          176.4

Cash and Cash Equivalents at
End of Period                                $247.6        $365.8


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

(3)  An analysis of the Company's retained earnings follows in millions of dollars:
                              Three Months           Nine Months
                                 Ended                  Ended
                                July 31                July 31

                            1994     1993       1994       1993
     Balance, beginning
       of period........  $1,117.1    $807.0    $  926.5  $2,004.3
     Net income (loss)..     157.7      90.8       434.0  (1,030.4)
     Dividends declared.     (43.1)    (38.3)     (128.8) (114.4)
     Balance, end of
       period...........  $1,231.7    $859.5    $1,231.7   $ 859.5


(4)  An analysis of the cumulative translation adjustment in millions of dollars follows:

                                   Three Months      Nine Months
                                      Ended             Ended
                                     July 31           July 31
                                  1994     1993     1994     1993

     Balance, beginning
       of period................  $45.0    $27.5    $41.5   $19.4
     Translation adjustments....   (8.4)    (4.0)    (4.8)  4.0
     Income taxes applicable to
       translation adjustments..    (.4)    10.0      (.5)   10.1
     Balance, end of period.....  $36.2    $33.5    $36.2   $33.5

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on
     the last-in, first-out (LIFO) method. Under this method, cost of goods sold ordinarily reflects current production costs, thus providing a matching of current costs and current revenues
     in the income statement. However, when LIFO-valued inventories decline, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. In the first nine months of 1993, the Company recognized a proportionate part of the lower, prior-year costs
     relating to the estimated reduction in LIFO inventories. Consequently, the after-tax results for the third quarter
and
     first nine months of 1993 benefited by $5.9 million or $.08 per share and $21.2 million or $.28 per share, respectively. A LIFO benefit was not recognized in 1994.

     If all of the Company's inventories had been valued on a first-
     in, first-out (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                  July 31    Oct 31    July  31
                                    1994        1993         1993

     Raw materials and
       supplies................   $  193      $  192       $  172


     Work-in-process...........      385         295          353
     Finished machines and
       parts...................    1,123         919        1,121
     Total FIFO value..........    1,701       1,406        1,646
     Adjustment to LIFO


       basis...................      965         942        1,036
     Inventories...............   $  736      $  464       $  610

(6) During the first nine months of 1994, the Financial Services subsidiaries and the Equipment Operations received proceeds from
     the sale of retail notes in the public market and to other financial institutions of $48 million. At July 31, 1994, the net
     unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was


     $776 million. The Company was contingently liable for recourse on credit receivable sales in the maximum amount of $78 million at July 31, 1994.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $46 million as collateral for bank advances of $2 million as of July 31, 1994.

     At July 31, 1994, the Company had commitments of approximately
     $89 million for construction and acquisition of property and equipment.

(7) Dividends declared and paid on a per share basis were as follows:

                               Three Months           Nine Months


                                  Ended                  Ended
                                 July 31                July 31

                             1994       1993       1994      1993

     Dividends declared      $.50       $.50      $1.50     $1.50
     Dividends paid          $.50       $.50      $1.50     $1.50

(8) The calculation of primary net income per share is based on the average number of shares outstanding during the nine months ended July 31, 1994 and 1993 of 86,068,000 and 77,291,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights
and
     conversion of convertible debentures. The effect of the fully diluted calculation was either immaterial or anti-dilutive.

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

(10) In the fourth quarter of 1993, the Company adopted FASB
Statement
     No. 106, Employers' Accounting for Postretirement Benefits
Other
     Than Pensions, and FASB Statement No. 112, Employers'
Accounting
     for Postemployment Benefits, effective November 1, 1992. Previous periods of 1993 were restated as required by these Statements. As a result, the first nine months of 1993 have been
     restated for the cumulative pretax effect of these changes in accounting of $1,728 million ($1,105 million or $14.30 per share after income taxes). The third quarter and first nine months of
     1993 have also been restated to reflect an incremental pretax benefits expense of $14.5 million ($9.3 million or $.12 per share after income taxes) and $43.4 million ($27.8 million or $.36 per share after income taxes), respectively.


(11) During the second quarter of 1993, the Company initiated plans to
     downsize and rationalize its European operations.  This
resulted
     in a second quarter and nine-month restructuring charge of
$107.2
     million ($80.0 million or $1.03 per share after income taxes).
     The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years.

(12) In June 1994, the Company granted 65,083 shares of stock under the Company's restricted stock plan for key employees. The market value of the restricted stock at the time of grant totaled $4.5 million.

     At July 31, 1994, a total of 268,459 restricted shares was outstanding and 378,274 shares remained available for award under both the Plans for employees and nonemployee directors.

(13) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. The Company and certain subsidiaries of the Capital Corporation are currently involved in legal actions relating to alleged violations of certain technical provisions
     of Texas consumer credit statutes in connection with John Deere Company's financing of the retail purchase of recreational vehicles and boats in that state (see the Company's most recent report on Form 10-K and the report on Form 10-Q for the prior quarter). The Company and the John Deere Capital Corporation subsidiaries believe that they have
     substantial defenses and intend to defend these actions vigorously. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the
     range of possible loss and the amounts of claimed damages and penalties are unspecified, the Company believes these unresolved legal actions will not be material.

(14) In July 1994, Deere & Company announced it was in the process of finalizing the purchase of the Homelite division of Textron, Inc. Homelite is a leading producer of outdoor power
     equipment, including string trimmers, chain saws, leaf blowers, brushcutters and related equipment for the homeowner
     and commercial markets. The purchase was completed on August
     29, 1994 and will not have a material effect on the Company's operating results.

(15) Certain amounts for 1993 have been reclassified to conform with 1994 financial statement presentations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was a record for the third quarter of the fiscal year totaling $157.7 million or $1.82 per share.
This is the fourth consecutive quarter in which the Company has reported record earnings for that quarter. The 1994 third quarter results increased by 74 percent or approximately $67 million compared with last year's restated net income of $90.8 million or $1.19 per share. Results for the quarter reflected continued improvement compared with a year ago primarily due to higher North American production and sales volumes, as well as improved operating efficiencies and better than previously anticipated results from the Company's overseas operations. The efficiency improvements were particularly important to the Company's better quarterly results. These continuing efforts to enhance efficiency should provide the Company with a sound basis for the future.
Price realization during the quarter also improved compared to last year as sales incentive costs continued to decline from last year's levels.
Additionally, net income from the Company's Financial Services subsidiaries remained at a strong level during the current quarter.

The 1993 third quarter and nine-month results were restated as follows for accounting changes relating to Financial Accounting Standards
Board
(FASB) Statement No. 106, Employers' Accounting for
Postretirement
Benefits Other Than Pensions, and FASB Statement No. 112,
Employers'
Accounting for Postemployment Benefits, which were adopted in the fourth quarter of 1993, effective November 1, 1992.

                               Three Months        Nine Months
                                   Ended              Ended
                                  July 31            July 31
                               1994    1993       1994       1993

Net income as originally
  reported                    $157.7  $100.1     $434.0  $  102.7

Restatement of income
  for the incremental
  effect of changes in
  accounting                            (9.3)               (27.8)

Income before cumulative
  effect of changes in
  accounting                   157.7    90.8      434.0      74.9

Cumulative effect of changes
  in accounting                                          (1,105.3)

Net income (loss) as restated $157.7  $ 90.8     $434.0 $(1,030.4)

The Company also recorded restructuring charges of $80.0 million
($107.2
million before income taxes) during the second quarter of last year.
The restructuring charges were mainly in response to the
continuing
long-term decline in agricultural equipment volumes in Western
Europe.
These charges consisted mainly of the cost of employment
reductions
resulting from the downsizing and rationalizing of the Company's European operations. These actions were to be implemented during 1993 and the next few years. As of July 31, 1994, the expected employment reductions from the restructuring in Europe were approximately 56 percent complete and approximately 54 percent of the $107 million accrual established during the second quarter of 1993 had been disbursed.

Worldwide production tonnage for the third quarter of 1994 was up
17
percent compared with 1993. The third quarter production tonnage increase would have been even higher if not for the impact of the initial production start-up of the Company's new large row-crop tractor line. These start-up activities are planned to be completed during
September 1994 when production levels should return to more normal levels. Fourth quarter production of certain vehicles may be affected by the availability of tires, which remained in tight supply at the end of the quarter.

Worldwide net sales and revenues increased 14 percent to $2,327 million in the third quarter of 1994 from $2,049 million during the same period last year. Net sales of equipment were $1,979 million in the quarter, an increase of 15 percent compared with $1,727 million in the third quarter of 1993. The physical volume of worldwide net sales to dealers increased approximately nine percent in the third quarter. Net sales and revenues also include revenues of the Company's credit, insurance and health care operations, which totaled $324 million in the third quarter of 1994 compared with $297 million last year.

Worldwide net income for the first nine months of 1994 totaled
$434.0
million or $5.04 per share compared with restated income of
$154.9
million or $2.01 per share before special items during the same period
last year.  The increase was primarily due to higher production
and
sales volumes, reflecting higher retail sales and reduced factory production shutdowns in 1994. Operating efficiencies also continued to improve compared to the same period last year.  For the first nine
months of 1993, the restated net loss after special items was
$1,030.4
million or $13.32 per share, which included $1,105.3 million for the cumulative effect of accounting changes and $80.0 million of overseas restructuring charges.

Worldwide production tonnage during the first nine months of 1994 was 19
percent higher than in the same period last year.  Worldwide net sales
and revenues were $6,514 million during the initial nine months of 1994,
a 17 percent increase compared to $5,578 million in the same period last
year.  Net sales of equipment increased 19 percent to $5,514 million for
the first nine months of 1994 from $4,630 million during the same period
of 1993. The physical volume of worldwide net sales increased approximately 15 percent in the first nine months of this year. The
Company's Financial Services revenues totaled $931 million during the
first nine months of 1994, a seven percent increase compared with
$873
million during the same period last year.
Worldwide net sales and revenues
in millions of dollars follow:




                            Three Months          Nine Months


                          Ended July 31    %    Ended July 31 %
                           1994    1993  Change  1994    1993 Change
Net sales:
  Agricultural equipment  $1,194  $1,091  + 9   $3,413  $2,897 +18
   Industrial equipment       453    396  +14    1,193     966 +23
  Lawn and grounds care
    equipment                332     240  +38      908     767 +18
       Total net sales     1,979   1,727  +15    5,514   4,630 +19
Financial Services
  revenues                   324     297  + 9      931     873  +7
Other revenues                24      25  - 4       69      75  -8
       Total net sales
         and revenues     $2,327  $2,049  +14   $6,514  $5,578 +17





United States and Canada:
  Equipment net sales     $1,444  $1,291  +12   $4,227  $3,460 +22
   Financial Services
    revenues                 324     297  + 9      931     873  +7
        Total               1,768   1,588  +11    5,158   4,333 +19
Overseas net sales           535     436  +23    1,287   1,170  +10
Other revenues                24      25  - 4       69      75  -8
        Total net sales
         and revenues     $2,327  $2,049  +14   $6,514  $5,578 +17






North American retail sales of John Deere agricultural equipment during the third quarter and the first nine months of 1994 continued at levels higher than last year. North American retail sales of John Deere industrial equipment were significantly higher in both the quarter and the first nine months compared with a year ago, primarily resulting from increases in residential and public construction activity. North American lawn and grounds care equipment retail sales for the third quarter and year-to-date were at strong levels compared with last year, reflecting continued growth in the general economy. Overseas industry retail demand for agricultural equipment in 1994 improved in many of the
Company's markets compared to last year. However, industry retail demand in Western Europe remained at historically low levels.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries, had income of $113.9 million for the quarter and $309.4 million year-to-date in 1994 compared with income before special items of $46.6 million for the quarter and $28.3 million year-to-date last year. Including the restructuring charges and the cumulative effect of the accounting changes, these operations incurred a net loss of $1,150.1 million for the first nine months of
1993. Results in the third quarter and first nine months of 1993 benefited by $5.9 million and $21.2 million after income taxes, respectively, from the expected reduction of inventories valued on a last-in, first-out (LIFO) basis. A LIFO benefit was not recognized in 1994. The income tax provision relating to the Equipment Operations for the first nine months of 1993 was unfavorably affected by losses, including restructuring charges, recorded in taxing jurisdictions having low tax rates or where the Company could not record tax benefits, coupled with income realized in countries having higher income tax rates.

The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 81.9 percent in the third quarter of 1993 to 79.3 percent in the same period this year.  During the first nine
months of 1994, the ratio of cost of goods sold to net sales was
78.8
percent compared with 83.8 percent in the first nine months of last year. The North American operations' cost ratios were lower due mainly to higher production volume and improved productivity compared with last year. The overseas operations also had lower cost ratios this year due mainly to lower operating costs primarily from the restructuring of these operations, and higher production volume.

Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment which includes the effect of interest expense. All of the Company's equipment businesses reported higher operating profits for both the quarter and first nine months compared with last year.

The North American agricultural equipment division generated larger operating profits in both the current quarter and the first nine months of 1994 compared with a year ago, reflecting higher production and sales volumes and continued improvements in operating efficiencies. North American agricultural equipment production tonnage was nine percent higher and sales increased three percent for the third quarter of 1994 compared with last year. Year-to-date tonnage and sales were 21 percent higher compared to last year.

The North American lawn and grounds care equipment division reported improved operating profits in both the third quarter and the first nine months of 1994 due to higher production and sales volumes, compared with last year's small third quarter operating loss and year-to-date operating profit. North American lawn and grounds care equipment production tonnage was up 38 percent and sales increased 44 percent in the third quarter of 1994 compared with last year. Production increased 24 percent and sales were 21 percent higher in the first nine months compared with last year.

The North American industrial equipment division showed improved operating profits in both the third quarter and first nine months of
1994 compared with last year's small third quarter and year-to-date operating profits, mainly as a result of higher production and sales volumes, and lower operating costs. North American industrial equipment production was 26 percent higher in the third quarter while sales were up 12 percent compared with last year. For the first nine months of 1994, production tonnage increased 24 percent while sales were 25 percent higher compared with the same period of 1993.

The overseas equipment division had an operating profit in both the third quarter and the first nine months of 1994 compared with last year's small operating profit for the quarter and a small year-to-date operating loss before restructuring costs. The improved overseas profitability resulted primarily from lower operating costs generated by the restructuring of the Company's European operations, as well as higher sales volumes compared with last year. The continuing restructuring of these operations should improve the division's position in the future. Including the restructuring charge, the overseas division incurred a large operating loss in the first nine months of 1993. Production tonnage increased 18 percent in the third quarter and seven percent in the first nine months of
1994 compared with the same periods last year. The physical volume of overseas sales was approximately 16 percent higher in the current quarter and seven percent higher in the first nine months of 1994 compared with the same periods last year.

Net income of the Company's credit operations was $28.1 million in the third quarter of 1994 compared to $31.4 million in last year's third quarter. For the first nine months of 1994, net income of these subsidiaries was $82.1 million compared to income of $91.2 million last year before the cumulative effect of accounting changes.
Earnings for the quarter were unfavorably affected by lower gains from the sale of retail notes and slightly lower financing margins due to a competitive marketplace. In the first nine months of 1994, earnings were unfavorably affected by the impact of a smaller average receivable and lease portfolio caused mainly by the sale of retail notes in 1993, lower gains related to notes previously sold and higher administrative and operating expenses due primarily to an additional provision for a legal settlement. These decreases were partially offset by higher securitization and servicing fee income from retail notes previously sold but still administered, coupled with a lower provision for credit losses. Net income of the credit operations totaled $87.4 million in the first nine months of 1993, including the cumulative effect of the accounting changes.

Total revenues of the credit operations were comparable in the third quarter of both years, and decreased seven percent in the first nine months from $391 million last year to $365 million this year. Compared to last year, revenues in the first nine months of 1994 were affected by the smaller average receivable and lease portfolio caused mainly by the sale of receivables in 1993, lower gains from the sale of retail notes and lower levels of interest rates resulting in lower finance charges earned on the receivable and lease portfolio.
The
year-to-date decrease in revenues was partially offset by securitization and servicing fee income from retail notes previously sold, which increased from $14 million in the first nine months of
1993 to $22 million this year. The average balance of total net receivables and leases financed was nine percent higher in the third quarter and four percent lower in the first nine months of 1994 compared with the same periods last year. The increase in average borrowings in the third quarter of this year resulted in an eight percent increase in interest expense in the current quarter compared with the same period of 1993. Lower borrowing rates and a decrease in year-to-date average borrowings caused a nine percent decrease in interest expense in the first nine months of 1994 compared to last year. The credit subsidiaries' consolidated ratio of earnings before fixed charges to fixed charges was 1.87 to 1 for the third quarter this year compared with 2.05 to 1 in 1993. This ratio was 1.95 to 1 for the first nine months this year compared with 1.96 to 1 in the comparable period of 1993.

Net income of the insurance and health care operations was $12.3 million in the third quarter of 1994 compared with $9.9 million in
the same quarter last year.  For the first nine months, net
income of
these operations increased to $37.3 million this year compared with
income of $30.8 million in 1993 before the cumulative effect of accounting changes. Insurance and health care results for both the third quarter and the first nine months of 1994 have improved, reflecting the continued profitable growth of these businesses. For the third quarter, insurance and health care premiums earned increased 16 percent in 1994 compared with the same period last year, while expenses and the provision for losses increased 13 percent this
year.  For the nine-month period, insurance and health care
premiums
earned increased by 14 percent in 1994, while expenses and the provision for losses increased 12 percent compared with last year.
Net income of the insurance and health care operations totaled
$27.7
million in the first nine months of 1993, including the cumulative effect of the accounting changes.

North American agricultural retail sales during the first three quarters of 1994 provide a sound base for operations during the remainder of the year. The United States Department of Agriculture continues to forecast farm net cash income for 1994 to be at one of the highest levels in history, and crop yields are expected to attain near record levels. Although commodity prices have softened in response to the expected bumper crops, North American agricultural equipment demand is expected to continue at a strong level throughout
1994.

The European agricultural industry remains in the midst of fundamental change due to revisions to government agricultural policies. Although the long-term, downward trend of European industry retail sales of agricultural equipment is expected to continue, the current outlook for 1994 anticipates industry retail sales being slightly higher than 1993 levels.

The North American economy has continued to expand in 1994 despite recent increases in interest rates. This expansion should continue to provide a solid base for industrial and lawn and grounds care equipment retail sales during the remainder of the year.

In response to retail demand, the Company has again increased its North American production schedules. As a result, 1994 worldwide production tonnage is now anticipated to be 17 percent higher than
1993 output, up from the Company's prior estimate of 16 percent. Worldwide agricultural equipment production tonnage is expected to be up approximately 15 percent from last year, when dealer receivables were reduced by $146 million. Lawn and grounds care equipment production tonnage is expected to be 19 percent higher than 1993 and industrial equipment production tonnage 23 percent higher than a year ago. Worldwide production tonnage during the last quarter of 1994 is expected to be up 11 percent over the same period last year, despite the planned production changeover associated with the introduction of the Company's new large row-crop tractor line.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity focuses on the balance sheet and statement of cash flows, and it has been organized to review separately, where appropriate, the Company's Equipment Operations, Financial Services operations and the consolidated totals.

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external sources.

Positive cash flows from operating activities of $264 million in the first nine months of 1994 resulted mainly from net income and dividends received from the Financial Services operations, which were partially offset by the normal seasonal increases in dealer receivables and Company-owned inventories, and contributions to the pension fund. Cash required for the payment of borrowings, payment of dividends and purchases of property and equipment was provided primarily from the cash flow from operations, a decrease in receivables from the Financial Services operations and a decrease in cash and cash equivalents.

In the first nine months of 1993, the positive cash flow from operations of $60 million resulted mainly from income earned, excluding the noncash effects of accounting changes and restructuring charges, and a decrease in dealer receivables. These positive cash flows from operations were partially offset by the normal seasonal increase in Company-owned inventories, annual volume discount payments to dealers and contributions to the pension fund. Cash required for purchases of property and equipment, payment of dividends and an increase in cash and cash equivalents last year was provided primarily by an increase in borrowings, a decrease in receivables from the Financial Services operations and the cash flow from operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased seasonally by $188 million since October 31, 1993. However, dealer receivables have only increased $134 million compared to last year
despite a sizeable increase in retail demand for the Company's products. Compared with the levels 12 months earlier, North American agricultural equipment dealer receivables increased approximately
$45
million and North American lawn and grounds care dealer receivables increased approximately $55 million, while North American industrial equipment dealer receivables decreased approximately $5 million. Total overseas dealer receivables were approximately $40 million higher than a year ago. The ratios of worldwide net dealer accounts and notes receivable to the last 12 months' net sales were 40 percent at July 31, 1994, 43 percent at October 31, 1993 and 46 percent at
July 31, 1993. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was eight percent at July
31, 1994, 11 percent at October 31, 1993 and 10 percent at July
31,
1993.

Company-owned inventories at July 31, 1994 have increased seasonally by $271 million compared with the end of the previous fiscal year and have increased $126 million compared to the levels one year ago due to higher production volumes.

Capital expenditures for the first nine months of 1994 were $110 million compared with $115 million during the same period last year.
Capital expenditures were $196 million for the 1993 fiscal year and are currently expected to approximate $230 million in 1994.

Total interest-bearing debt of the Equipment Operations was
$1,256
million at July 31, 1994 compared with $1,546 million at the end of fiscal year 1993 and $2,229 million at July 31, 1993. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 34 percent, 43 percent and 59 percent at
July 31, 1994, October 31, 1993 and July 31, 1993, respectively.

In January 1994, Deere & Company redeemed $80 million of its 8% debentures due 2002 and in March 1994 redeemed $37 million of its 8.45% debentures due 2000. During the first nine months of 1994, Deere & Company also retired $16 million of medium-term notes.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital.
Additionally,
John Deere Capital Corporation (Capital Corporation), the
Company's
United States credit subsidiary, periodically sells substantial amounts of retail notes in the public market. The insurance and health care operations generate their funds through internal operations and have no external borrowings.

During the first nine months of 1994, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables. Cash provided from Financial Services operating activities was $201 million during the first nine months of
1994. Financing activities provided $705 million during the same period, resulting from a $1,165 million increase in outside borrowings which was partially offset by a $257 million decrease in payables to the Equipment Operations and payment of a $203 million dividend to the Equipment Operations. Cash used for investing activities totaled $925 million in the first nine months, primarily due to the cost of credit receivables acquired exceeding collections.
Cash and cash equivalents also decreased $19 million in the first nine months of 1994.

In the first nine months of last year, the aggregate cash
provided
from operating and investing activities was used primarily to reduce
outside borrowings and payables to the Equipment Operations, and to
increase cash and cash equivalents. Cash provided from Financial Services operating activities was $164 million during the first nine months of 1993.  Investing activities provided $194 million of cash
in the first nine months of 1993, primarily due to net proceeds of
$577 million received from the sale of receivables in the public market, which was partially offset by funds used for credit receivable and lease acquisitions which exceeded collections by $373 million. Cash used for financing activities totaled $168 million in the first nine months of 1993, representing a net decrease in outside borrowings of $96 million and a $73 million decrease in payables to the Equipment Operations. Additionally, there was a $189 million increase in cash and cash equivalents during the first nine months of
1993.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities.
Marketable
securities carried at cost consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. These investments increased in the first nine months of 1994 and during the past 12 months, resulting primarily from the continuing growth in the insurance and health care operations.

Net credit receivables increased by $794 million in the first nine months of 1994 and by $471 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the first nine months of 1994 and the past 12 months due to the cost of credit receivables acquired exceeding collections. Total acquisitions of credit receivables were 18 percent higher in the first nine months of
1994 compared with the same period last year. This significant increase resulted mainly from improvements in the general economy, increased retail sales of John Deere equipment and recreational products, and a higher revolving charge account and wholesale note volume. The increase in the credit receivable balance during the past 12 months was partially offset by the sale of John Deere retail notes for which net proceeds of $612 million were received. The levels of retail notes, revolving charge accounts and financing lease receivables were higher than one year ago, while wholesale receivables were comparable to a year ago. Net credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $5,247 million at July 31, 1994 compared with $5,076 million at October 31, 1993 and $4,922 million at July
31, 1993. At July 31, 1994, the net unpaid balance of all retail notes previously sold was $773 million compared with $1,394 million at October 31, 1993 and $918 million at July 31, 1993.
Additional
sales of retail notes are expected to be made in future periods.

Total interest-bearing debt of the credit subsidiaries was $3,755 million at July 31, 1994 compared with $2,603 million at the end of fiscal year 1993 and $3,357 million at July 31, 1993. Total outside borrowings increased during the first nine months of 1994 and the past 12 months, generally corresponding with the levels of the net credit receivable and lease portfolio financed and the changes in the amounts of payables owed and dividends paid to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.7 to 1 at July 31, 1994 compared with 3.8 to 1 at October 31, 1993 and 4.0 to 1 at July 31, 1993.

In January 1994, the Capital Corporation redeemed $40 million of its
9.35% subordinated debentures due 2003. During the first nine months of 1994, the Capital Corporation also issued $10 million and retired
$343 million of medium-term notes.

Consolidated

The parent, Deere & Company, maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,361 million at
July 31, 1994, $888 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are two long-term credit agreement commitments totaling $2,416 million.

Stockholders' equity was $2,434 million at July 31, 1994 compared with $2,085 million at October 31, 1993 and $1,518 million at July
31, 1993. The increase of $349 million in the first nine months of
1994 resulted primarily from net income of $434 million and an increase in common stock of $39 million, partially offset by dividends declared of $129 million.

The Board of Directors at its meeting on August 31, 1994 declared a quarterly dividend of 55 cents per share payable November 1, 1994 to stockholders of record on September 30, 1994.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             See Note (13) to the Interim Financial Statements.

Item 2.   Changes in Securities

             None

Item 3.   Defaults upon Senior Securities

             None

Item 4.   Submission of Matters to a Vote of Security Holders

  (a,c)      None

Item 5.   Other Information

             None

Item 6.   Exhibits and Reports on Form 8-K

  (a)        Exhibits

             See the index to exhibits immediately preceding the exhibits filed with this report.

             Certain instruments relating to long-term debt constituting less than 10 percent of the registrant's
             total assets are not filed as exhibits herewith pursuant
             to Item 601(b)(4)(iii) of Regulation S-K. The registrant
             will file copies of such instruments upon request of the
             Commission.

  (b)        Reports on Form 8-K

             Current Reports on Form 8-K, dated May 24, 1994
             (Item 7) and July 21, 1994 (Item 7).



    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  September 13, 1994      By   s/   P. E. Leroy
                                         P. E. Leroy
                                     Senior Vice President
                                   (Chief Financial Officer)

                                           INDEX TO EXHIBITS






Number                                                      Page

 2       Not applicable                                       -

 4       Not applicable                                       -

10       Not applicable                                       -

11       Computation of net income per share                 23

12       Computation of ratio of earnings to
           fixed charges                                     24

15       Not applicable                                       -

18       Not applicable                                       -

19       Not applicable                                       -

22       Not applicable                                       -

23       Not applicable                                       -

24       Not applicable                                       -

27       Financial data schedule                             25

99       Not applicable                                       -