Form 10-K405
period 1994-10-31
DEERE & CO
filed 1995-01-26
CIK 315189

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994

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

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $1 par value            New York Stock Exchange
                                      Chicago Stock Exchange
                                      Frankfurt, Germany Stock Exchange
5-1/2% Convertible Subordinated
   Debentures Due 2001                New York Stock Exchange
8-1/4% Notes Due 1996                 New York Stock Exchange
9-1/8% Notes Due 1996                 New York Stock Exchange
8.95% Debentures Due 2019             New York Stock Exchange
8-1/2% Debentures Due 2022            New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1994 was $5,717,820,664.  At December 31, 1994,
86,496,272 shares of common stock, $1 par value, of the registrant were outstanding.  DOCUMENTS INCORPORATED BY REFERENCE.  Portions of the proxy statement for the annual meeting of stockholders to be held on February 22, 1995 are incorporated by reference in Part III.
- - --------------------------------------------------------------------------------

                               Page 1 of 73 pages.
                      Index to exhibits is on pages 52-54.

PART I
- - --------------------------------------------------------------------------------

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

     The Company's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand held products such as chain saws, string trimmers and leaf blowers and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

     The Company's CREDIT segment, which operates in the United States and Canada, primarily finances and services: retail notes related to sales by John Deere dealers of new and used equipment; retail notes related to sales by non-Deere dealers of recreational vehicle and recreational marine products; leases of John Deere equipment to retail customers; unsecured revolving charge accounts acquired from merchants; and wholesale notes for certain inventories held by recreational vehicle and engine dealers.

     The Company's INSURANCE AND HEALTH CARE segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers and employees of John Deere; and life and annuity products to the general public. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of John Deere.

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

MARKET CONDITIONS AND OPERATING RESULTS

North American agricultural economic conditions improved in 1994 compared with 1993. The Company believes that the resulting improvement in farmers' confidence was a primary contributor to higher agricultural equipment demand in nearly all market areas in North America during 1994. Although direct government payments to farmers declined in 1994, net farm cash income is forecasted to be near record levels. Additionally, farm real estate values increased by nearly four percent during the year, further improving overall farm balance sheets.

Overseas retail sales also showed improvement during 1994. Although European industry retail sales of agricultural equipment are expected to continue their long-term downward trend, reduced uncertainty over the General Agreement on Tariffs and Trade (GATT) and a better understanding of these new regulations have increased European farmers' confidence. Consequently, many farmers who had delayed making purchases are now buying new equipment. Therefore, European industry retail sales for fiscal 1994 are expected to be higher than 1993 levels.

The North American general economy has continued to improve during 1994. Strong employment growth, coupled with related gains in income, stimulated consumer spending on durable goods in 1994. Housing starts and nonresidential construction in the United States also increased by 11 percent and three percent, respectively, compared with a year ago. These improvements provided a solid base for increases in both the Company's industrial and lawn and grounds care equipment sales during 1994.

Acquisitions of receivables and leases by the Company's credit subsidiaries were also higher in 1994 compared with last year due primarily to improvements in the general economy, increased retail sales of John Deere equipment as well as recreational products, and a higher revolving charge account and wholesale note volume. Insurance and health care premium volumes also increased, benefiting primarily from the strengthening economy and the growth strategy of the Company's health care business.

OUTLOOK

Near record United States net farm cash income in 1994 should provide a solid base for 1995 farm expenditures. Higher exports of farm commodities should continue to result from implementation of the North American Free Trade Agreement (NAFTA), which further expands tariff-free quotas into Mexico during 1995. Higher incomes in developing countries such as China and India also should promote better export markets for United States grains and oil seeds. Ratification of the GATT treaty should further aid United States exports by lowering European Union export subsidies.

In 1995, a new United States farm bill should be enacted which may create some uncertainty in the farm economy. However, farmers have maintained tight control of farm expenses in recent years, resulting in significant improvements in their balance sheets, which should enable them to support more timely modernization of their equipment. The Company's recently introduced innovative models of medium and large row-crop tractors have been well received by customers throughout the world. The Company believes, on balance, these factors should support farmers' confidence, and as a result, worldwide demand for agricultural equipment should remain at current levels.

The North American general economy is widely expected to show moderate growth in 1995. Recent inflationary concerns coupled with increases in interest rates could adversely affect housing starts, as well as consumer confidence. However, consumer spending and housing construction currently remain strong. Additionally, demand for certain manufactured goods may generate the construction or modernization of factories in certain manufacturing sectors. Public construction is also expected to increase, led by highway, street, water and sewer projects. Based on these factors, the Company expects retail sales of industrial and lawn and grounds care equipment in 1995 to continue at strong levels. The markets served by the Company's Financial Services operations are also expected to continue to grow in conjunction with the strong continued demand for new equipment and the projected growth in the general economy.

In response to these market conditions, initial North American production tonnage schedules have been increased approximately four percent compared to 1994. Overseas production tonnage schedules will be approximately six percent lower than in 1994, reflecting the re-sourcing of a portion of the 50-series tractors in accordance with the ongoing restructuring of the Company's European tractor manufacturing operations. Despite this lower initial level of production, overseas operations are expected to show continued improvement. Additionally, worldwide first quarter production tonnage is forecasted to increase 10 percent compared with last year, reflecting continued strong retail demand and the initial production and shipment of the new high horsepower 8000-series tractors. However, certain vehicle tires remained in tight supply during the fourth quarter of 1994 due to a work stoppage at one of the company's key suppliers, and future product availability could be adversely affected by a prolonged continuation of this work stoppage.

Worldwide net income for 1994 was a record, totaling $604 million or $7.01 per share compared with last year's income of $248 million or $3.21 per share before the effects of the special items as shown in the table on page 22 and described on pages 25 and 26. The Company's strongly improved 1994 results reflect substantially higher North American production and sales volumes, improved operating efficiencies and significantly better overseas results. Additionally, the Company's exports from the United States set a new record, totaling $1,144 million. The Company's results also continued to benefit from the strong performance of its Financial Services subsidiaries. Income in 1993 was $184 million or $2.39 per share after the effects of the restructuring charges and
the tax rate change as shown in the table on page 22.   However, the Company
incurred a worldwide net loss of $921 million or $11.91 per share in 1993 after the cumulative effect of accounting changes.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, had income of $433 million in 1994 compared with income of $77 million in 1993 before the effects of the
restructuring charges and the tax rate change.   Including these two special
items, the Equipment Operations' income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million in 1993 after all of the special items including the cumulative effect of the accounting changes. Net income of the Company's credit subsidiaries totaled $114 million in 1994 compared with income before accounting changes of $122 million in 1993 ($118 million after accounting changes). Net income from insurance and health care operations was $47 million in 1994 compared with income before accounting changes of $42 million last year ($39 million after accounting changes).

The improved operating results of the Equipment Operations in 1994 were primarily due to higher North American production and sales volumes, and continued improvements in operating efficiencies. North American production tonnage in 1994 increased 21 percent and sales were 19 percent higher than last year. The overseas equipment operations had significantly higher income this year, primarily due to lower operating costs generated by the ongoing restructuring of the Company's European operations, coupled with higher sales and production volumes.

Worldwide net sales and revenues, which include net sales of equipment and revenues from the credit, insurance and health care operations, increased 16 percent to $9,030 million in 1994 compared with $7,754 million in 1993. Worldwide net sales were $7,663 million in 1994, an increase of 18 percent from sales of $6,479 million last year. The physical volume of the Company's worldwide sales increased approximately 14 percent in 1994. Worldwide production tonnage of John Deere products in 1994 was 18 percent higher than last year. For further discussion of results of operations, see the information under the caption "Management's Discussion and Analysis" on pages 22-31.

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

Since the early 1980s, farmers have experienced cost/price pressures which have caused them to be more concerned with cost control and maximum productivity. The John Deere agricultural equipment sold in this environment is high-powered, versatile and technologically sophisticated. The entire row-crop tractor line has been redesigned and replaced in the last four years.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of total United States farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower and self-propelled combines.

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

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of products are purchased from other manufacturers for resale by John Deere, including eight models of tractors sourced from a Czech manufacturer.

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

LAWN AND GROUNDS CARE EQUIPMENT

The line of John Deere lawn and grounds care equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, small diesel tractors, compact utility tractors, front mowers, small utility transport vehicles, hand held products such as chain saws, string trimmers and leaf blowers, and a broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of lawn and grounds care products are influenced by weather conditions, consumer spending patterns and general economic conditions.

In August 1994, Deere & Company purchased the Homelite division of Textron, Inc. for approximately $120 million. Homelite is a leading producer of outdoor power equipment, including string trimmers, chain saws, leaf blowers, brushcutters and related equipment for the homeowner and commercial markets. The purchase did not have a material effect on the Company's operating results.

In addition to the lawn and grounds care equipment manufactured by the lawn and grounds care division, certain products are purchased from other manufacturers for resale by John Deere, including five models of compact utility tractors sourced from a Japanese manufacturer.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $276 million, or 3.6 percent of net sales of equipment in 1994, and $270 million in 1993.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 18 factory locations, which contain approximately 29.9 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, two to industrial equipment, one to engines, one to hydraulics and power train components, one to gray iron and nodular castings, six to lawn and grounds care equipment, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany, Spain and Argentina; agricultural equipment factories in France, Germany and South Africa; an engine factory in France; and two lawn and grounds care facilities in Germany and the Netherlands. These overseas factories contain approximately 6.1 million square feet of floor space. The Equipment Operations also have financial interests in a combine manufacturer in Brazil, in a tractor and implement manufacturer in Mexico and in a joint venture to build industrial excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities together with planned capital expenditures are expected to meet John Deere's needs in the foreseeable future.

The Equipment Operations manufacture many of the components included in their products. The principal raw materials required for the manufacture of products are purchased from numerous suppliers. Although certain vehicle tires remained in tight supply during the fourth quarter due to a work stoppage at one of the Company's key suppliers, the Company believes that available sources of supply will generally be sufficient for its needs for the foreseeable future. Although the Equipment Operations depend upon outside sources of supply for a substantial number of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for industrial, agricultural and lawn and grounds care equipment.

Although production tonnage in 1994 was 18 percent higher than in 1993, production continues to be well below overall capacity levels, except for certain models which have been affected by capacity constraints. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at relatively low production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations continue to pursue improvements in manufacturing processes. Manufacturing activities judged not competitively advantageous for the Equipment Operations on a long-term basis are being shifted to outside suppliers, while many of those manufacturing activities that do offer long-term competitive advantages are being restructured. Improvements include the creation of flow-through manufacturing cells which reduce costs and inventories, increase quality and require less space, and the establishment of flexible assembly lines which can handle a wider range of product mix and deliver products at the times when dealers and customers demand them. Additionally, considerable effort is being directed to manufacturing cost reduction through product design, the introduction of advanced manufacturing technology and improvements in compensation and organizational structure. The Equipment Operations are also pursuing the sale to other companies of selected parts and components which can be manufactured and supplied to third parties on a competitive basis.

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $217 million in 1994 compared with $196 million in 1993 and $269 million in 1992. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $226 million, $222 million and $213 million, respectively. The Equipment Operations' capital expenditures for 1995 are currently estimated to approximate $230 million. As in recent years, the 1995 expenditures will be primarily associated with new product and operations improvement programs. The future level of capital expenditures will depend on business conditions.

PATENTS AND TRADEMARKS

John Deere owns a significant number of patents, licenses and trademarks which have been obtained over a period of years. The Company believes that, in the aggregate, the rights under these patents, licenses and trademarks are generally important to its operations, but does not consider that any patent, license, trademark or group of them (other than its house trademarks) is of material importance in relation to John Deere's business.

MARKETING

In the United States and Canada, the Equipment Operations, excluding Homelite, distribute equipment and service parts through six agricultural equipment sales branches, one industrial equipment sales and administration office and two lawn and grounds care equipment sales and administration offices (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada.

The sales branches in the United States and Canada market John Deere products to approximately 3,200 retail dealers, all of which are independently owned except for one retail store owned and operated by the Company. Of these dealers, approximately 1,460 sell agricultural equipment, 380 sell industrial equipment, and 20 sell both agricultural and industrial equipment. Smaller industrial equipment is sold by nearly all of the industrial equipment dealers. Larger industrial equipment, forestry equipment and a line of light industrial equipment are sold by most of these dealers. Lawn and grounds care equipment is sold by most John Deere agricultural equipment dealers, a few industrial equipment dealers, and about 1,340 lawn and grounds care equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. The recently acquired Homelite product line is sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in five European countries, South Africa, Argentina and Australia, by export sales branches in Europe and the United States, and by associated companies in Mexico and Brazil. Lawn and grounds care equipment sales overseas occur primarily in Europe and Australia. Outside North America, industrial equipment is sold primarily by an export sales branch located in the United States.

WHOLESALE FINANCING

The Equipment Operations provide wholesale financing to dealers in the United States for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required, and interest is not charged for a substantial part of the period for which the inventories are financed. A security interest is retained in dealers' inventories, and periodic physical checks are made of dealers' inventories. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently are 6 to 9 months for agricultural tractors, 6 months for industrial equipment, and from 5 to 24 months for most other equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment, and on approved equipment from other manufacturers. A security interest is obtained in such equipment. Equipment dealer defaults incurred in recent years by John Deere have not been significant.

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

Receivables from dealers, which largely represent dealer inventories, were $2.9 billion at October 31, 1994 compared with $2.8 billion at October 31, 1993 and $2.9 billion at October 31, 1992. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, excluding Homelite, were 38 percent, 43 percent and 51 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.2 billion at April 30, 1994 and $3.1 billion at April 30, 1993.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES AND CANADA. In the United States and Canada, the Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company's credit subsidiaries in the United States and Canada include John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc.) and John Deere Finance Limited (collectively referred to as the Credit Companies). Deere & Company and John Deere Industrial Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Finance Limited purchases and finances retail notes through John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the credit subsidiaries acquire retail notes from the sales companies are governed by agreements with the sales companies. A subsidiary of the Capital Corporation leases John Deere agricultural, industrial and lawn and grounds care equipment to United States retail customers.

The credit subsidiaries also purchase and finance retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies. The United States credit subsidiaries also finance and service unsecured revolving charge accounts through retail merchants in the agricultural, lawn and grounds care and marine retail markets and, additionally, provides wholesale financing for recreational vehicles, manufactured housing units, yachts and John Deere engine inventories owned by dealers of those products. The credit subsidiaries intend to continue to seek additional volumes and types of non-Deere financing with the objective of broadening their base of business.

All of the retail notes acquired by the sales companies have been immediately sold to the Credit Companies. The Equipment Operations have been the Credit Companies' major source of business, and the Credit Companies have been the sole vehicles for retail financing by the Equipment Operations. In many cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and industrial equipment, 10 percent on lawn and grounds care equipment used for personal use and 20 percent for recreational vehicles and marine products. Finance charges are sometimes waived for specified periods or reduced on certain products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

Retail leases are offered to equipment users in the United States by Deere Credit, Inc. A small number of leases are executed between Deere Credit, Inc. and units of local government. Leases are usually written for periods of one to six years, and in some cases contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through a Canadian subsidiary.

The Company has expressed an intention of conducting its business with the Capital Corporation on such terms that the Capital Corporation's consolidated ratio of earnings to fixed charges for each fiscal quarter will not be less than
1.05 to 1. For 1994, the consolidated ratio of the Capital Corporation was 1.96 to 1. This arrangement is not intended to make the Company responsible for payment of the obligations of the Capital Corporation. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 27-29.

OVERSEAS. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations. The Equipment Operations retain only a minor part of the obligations arising from retail sales of their products overseas.

INSURANCE AND HEALTH CARE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States and John Deere Insurance Company of Canada. The insurance group is made up of a property/casualty division and a life division. The property/casualty division insures over 4,300 dealership organizations in the United States. This program provides commercial insurance for agricultural/ industrial equipment, auto, recreational vehicle and boat dealerships. In addition, the property/casualty division insures long haul trucking operations and currently insures approximately 16,000 trucks. Other specialty insurance programs include insurance on equipment utilized in forestry, construction and agricultural operations. The Group's involvement in reinsurance took the form of a business relationship with Re Capital Reinsurance Corporation as well as the ownership of approximately 44% of the outstanding shares of Re Capital Corporation, its parent company. On January 11, 1995, Re Capital Corporation agreed to merge with Zurich Reinsurance Centre Holdings Inc. (ZRC"). In connection with the execution of the merger agreement, John Deere Insurance Group separately agreed to sell its shares of Re Capital Corporation to ZRC. The pre-tax gain from the sale of these shares is not expected to be material. The life division had nearly $6 billion of life insurance in force at October 31, 1994. Marketing efforts are focused on providing life and health insurance coverages to various commercial markets and to individuals nationally.

In 1985, the Company formed John Deere Health Care, Inc. to more fully utilize the Company's expertise in the field of health care, which was developed from efforts to control its own health care costs. John Deere Health Care, Inc. currently provides health management programs and related administrative services, either directly or through its health maintenance organization subsidiaries, Heritage National Healthplan and John Deere Family Healthplan, for companies located in Illinois, Iowa, Wisconsin, Tennessee and Virginia. At October 31, 1994, approximately 294,900 individuals were enrolled in these programs, of which approximately 66,600 were John Deere employees, retirees and their dependents.

For additional financial information on insurance and health care operations, see the material under the caption "Insurance and Health Care Operations" on page 29.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency (the "EPA") and the State of California have issued regulations concerning permissible emissions from off-road engines. The Company does not anticipate that the cost of complying with the regulations will be material.

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

EMPLOYEES

At October 31, 1994, John Deere had approximately 34,300 employees, including 26,600 employees in the United States and Canada. Unions are certified as bargaining agents for approximately 42 percent of John Deere's United States employees. On September 30, 1994, the Company's collective bargaining agreement with the United Auto Workers (UAW), the union representing most production employees in the United States, expired. Through the date of this report, the Company and the UAW have been unable to reach an agreement as to the terms of a new contract. Employees are continuing to work under the terms in existence at the expiration of the former contract, and factory operations remained normal.

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


NAME, AGE AND OFFICE (AT DECEMBER 31,                       PRINCIPAL OCCUPATION DURING LAST FIVE
1994), AND YEAR ELECTED TO OFFICE                           YEARS OTHER THAN OFFICE OF THE COMPANY CURRENTLY HELD

Hans W. Becherer, 59, Chairman, 1990                        1990 and prior, President
David H. Stowe, Jr., 58, President, 1990                    1990 and prior, Executive Vice President
Eugene L. Schotanus, 57, Executive Vice President, 1990     1990 and prior, Senior Vice President
Bernard L. Hardiek, 54 Executive Vice President, 1994       1994 and prior, Senior Vice President
Joseph W. England, 54, Senior Vice President, 1981          -
Michael S. Plunkett, 57, Senior Vice President, 1983        -
J. Michael Frank, 56, Senior Vice President, 1989           -
John K. Lawson, 54, Senior Vice President, 1992             1992 and prior, Vice President
Pierre E. Leroy, 46, Senior Vice President, 1994            1994 and prior, Vice President and Treasurer
Ferdinand F. Korndorf, 45, Senior Vice President, 1994      1991-1994 Vice President,
                                                                    1990 President of Deere-Hitachi
Frank S. Cottrell, 52, Vice President, Secretary and        1991-1993, Secretary and General Counsel
        General Counsel, 1993                                       1991 and prior Secretary and Associate
                                                                    General Counsel

ITEM 2.   PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations also own and operate buildings housing seven sales branches, one centralized parts depot, five regional parts depots and several transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 4.9 million square feet of floor space. The Equipment Operations also own and operate buildings housing three sales branches, one centralized parts depot and three regional parts depots in Europe. These facilities contain approximately 850,000 square feet of floor space.

Deere & Company administrative offices, offices for insurance and credit, research facilities and certain facilities for health care activities, all of which are owned by John Deere together contain about 2.0 million square feet of floor space. John Deere also leases space in various locations totaling about 500,000 square feet. John Deere's obligations on these leases are not material.

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

ITEM 4.   SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS.

          None.

PART II
- - --------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt, Germany Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental 1994 and 1993 Quarterly Information (Unaudited)" on page 45.

ITEM 6.   SELECTED FINANCIAL DATA

Financial Summary

- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------
  (Millions of dollars except per share amounts)
                                        1994       1993       1992      1991      1990
- - ------------------------------------------------------------------------------------------
For the Year Ended October 31:

Total net sales and revenues           $ 9,030    $ 7,754   $ 6,961   $ 7,055   $ 7,875
Income (loss) before changes in
   accounting *                        $   604    $   184   $    37   $   (20)  $   411
Net income (loss)                      $   604    $  (921)  $    37   $   (20)  $   411
Income (loss) per share before
changes in accounting -
  primary and fully diluted*           $  7.01    $  2.39   $   .49   $  (.27)  $  5.42
Net income (loss) per share -
  primary and fully diluted            $  7.01    $(11.91)  $   .49   $  (.27)  $  5.42
Dividends declared per share           $  2.05    $  2.00   $  2.00   $  2.00   $  2.00
At October 31:
Total assets                           $12,781    $11,467   $11,446   $11,649   $10,664
Long-term borrowings                   $ 2,054    $ 2,548   $ 2,473   $ 2,206   $ 1,786

*See description of accounting changes on pages 32 and 33.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 22-31.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 16-45 .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III
- - --------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 13, 1995 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office" is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive officers of the registrant".

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

PART IV
- - --------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS                                          PAGE

Statement of Consolidated Income for the years ended
October 31, 1994, 1993 and 1992                                       16

Consolidated Balance Sheet, October 31, 1994 and 1993                 18

Statement of Consolidated Cash Flows for the years ended
October 31, 1994, 1993 and 1992                                       20

Notes to Consolidated Financial Statements                            32

(a)(2)  SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II - Valuation and Qualifying Accounts, for the years
ended October 31, 1994, 1993 and 1992                                 50

(a)(3)  EXHIBITS

     SEE THE "INDEX TO EXHIBITS" ON PAGES 52-54 OF THIS REPORT.

Certain instruments relating to long-term borrowings constituting less than 10% of registrant's total assets, are not filed as exhibits herewith pursuant to
Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b) REPORTS ON FORM 8-K.

Current report on Form 8-K dated August 23, 1994 (Item 7).

Current report on Form 8-K dated October 12, 1994 (Item 5).

     FINANCIAL STATEMENT SCHEDULES OMITTED

The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required:
I, III, IV and V.

                      (THIS PAGE INTENTIONALLY LEFT BLANK.)


DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------
                                                                  CONSOLIDATED
                                                              (DEERE & COMPANY AND
                                                           CONSOLIDATED SUBSIDIARIES)

- - ------------------------------------------------------------------------------------------
                                                              YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)           1994      1993      1992
- - ------------------------------------------------------------------------------------------

NET SALES AND REVENUES
Net sales of equipment  . . . . . . . . . . . . . . .     $7,663.1  $6,479.3  $5,723.4
Finance and interest income . . . . . . . . . . . . .        547.8     562.8     615.4
Insurance and health care premiums. . . . . . . . . .        662.1     554.2     495.5
Investment income . . . . . . . . . . . . . . . . . .         93.9      97.5      96.4
Other income  . . . . . . . . . . . . . . . . . . . .         62.9      59.7      30.0
                                                          --------  --------  --------
    Total . . . . . . . . . . . . . . . . . . . . . .      9,029.8   7,753.5   6,960.7
                                                          --------  --------  --------
- - ------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . .     6,007.6   5,374.6   4,891.8
Research and development expenses  . . . . . . . . . .       275.7     269.8     288.4
Selling, administrative and general expenses . . . . .       906.5     845.0     842.8
Interest expense . . . . . . . . . . . . . . . . . . .       303.0     369.1     413.4
Insurance and health care claims and benefits  . . . .       578.3     478.4     440.4
Other operating expenses . . . . . . . . . . . . . . .        37.8      37.1      40.4
Restructuring costs. . . . . . . . . . . . . . . . . .                 107.2
                                                          --------  --------  --------
    Total. . . . . . . . . . . . . . . . . . . . . . .     8,108.9   7,481.2   6,917.2
                                                          --------  --------  --------
- - ------------------------------------------------------------------------------------------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE INCOME
  TAXES AND CHANGES IN ACCOUNTING  . . . . . . . . . .       920.9     272.3      43.5
Provision (credit) for income taxes  . . . . . . . . .       332.2      97.2      14.7
                                                          --------  --------  --------
INCOME (LOSS) OF CONSOLIDATED GROUP
  BEFORE CHANGES IN ACCOUNTING . . . . . . . . . . . .       588.7     175.1      28.8
                                                          --------  --------  --------
- - ------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES AND
  AFFILIATES BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . . . .
  Insurance and health care  . . . . . . . . . . . . .         4.9       2.2       2.2
  Other  . . . . . . . . . . . . . . . . . . . . . . .        10.0       7.1       6.4
                                                          --------  --------  --------
    Total. . . . . . . . . . . . . . . . . . . . . . .        14.9       9.3       8.6
                                                          --------  --------  --------
- - ------------------------------------------------------------------------------------------
INCOME BEFORE CHANGES IN ACCOUNTING  . . . . . . . . .       603.6     184.4      37.4
Changes in accounting  . . . . . . . . . . . . . . . .              (1,105.3)
                                                          --------  --------  --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .    $  603.6  $ (920.9) $   37.4
                                                          --------  --------  --------
                                                          --------  --------  --------
- - ------------------------------------------------------------------------------------------
PER SHARE DATA
Primary and fully diluted:
  Income before changes in accounting. . . . . . . . .    $   7.01  $   2.39  $    .49
  Changes in accounting  . . . . . . . . . . . . . . .                (14.30)
                                                          --------  --------  --------
  Net income (loss). . . . . . . . . . . . . . . . . .    $   7.01  $ (11.91) $    .49
                                                          --------  --------  --------
                                                          --------  --------  --------
Dividends declared . . . . . . . . . . . . . . . . . .       $2.05     $2.00     $2.00

- - ------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 32 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, industrial equipment and lawn and grounds care equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 22 through 45 is an integral part of this statement.



- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------
                                                               EQUIPMENT OPERATIONS                FINANCIAL SERVICES
                                                              (DEERE & COMPANY WITH
                                                            FINANCIAL SERVICES ON THE
                                                                   EQUITY BASIS)
- - ---------------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED OCTOBER 31              YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)            1994      1993      1992           1994      1993       1992
- - ---------------------------------------------------------------------------------------------------------------------------

NET SALES AND REVENUES
Net sales of equipment  . . . . . . . . . . . . . . .      $7,663.1  $6,479.3  $5,723.4
Finance and interest income . . . . . . . . . . . . .          81.3      84.0      98.5       $  471.9  $  482.4  $  519.1
Insurance and health care premiums. . . . . . . . . .                                            810.5     695.3     632.4
Investment income . . . . . . . . . . . . . . . . . .                                             93.9      97.6      96.6
Other income  . . . . . . . . . . . . . . . . . . . .          24.0      23.3      22.8           43.7      42.0      13.8
                                                           --------  --------  --------       --------  --------   -------
    Total . . . . . . . . . . . . . . . . . . . . . .       7,768.4   6,586.6   5,844.7        1,420.0   1,317.3   1,261.9
                                                           --------  --------  --------       --------  --------   -------
- - ---------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . .        6,032.6   5,381.1   4,902.2
Research and development expenses  . . . . . . . . .          275.7     269.8     288.4
Selling, administrative and general expenses . . . .          638.3     602.8     588.2          282.7     255.7     268.9
Interest expense . . . . . . . . . . . . . . . . . .          117.1     180.3     197.5          191.3     192.5     218.2
Insurance and health care claims and benefits  . . .                                             692.0     605.0     559.1
Other operating expenses . . . . . . . . . . . . . .           17.0      18.0      24.6           20.8      19.2      16.0
Restructuring costs. . . . . . . . . . . . . . . . .                    107.2
                                                           --------  --------  --------       --------  --------   -------
    Total. . . . . . . . . . . . . . . . . . . . . .        7,080.7   6,559.2   6,000.9        1,186.8   1,072.4   1,062.2
                                                           --------  --------  --------       --------  --------   -------
- - ---------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) OF CONSOLIDATED GROUP BEFORE INCOME
  TAXES AND CHANGES IN ACCOUNTING  . . . . . . . . .          687.7      27.4    (156.2)         233.2     244.9     199.7
Provision (credit) for income taxes  . . . . . . . .          254.7      14.4     (48.9)          77.5      82.8      63.6
                                                           --------  --------  --------       --------  --------   -------
INCOME (LOSS) OF CONSOLIDATED GROUP
  BEFORE CHANGES IN ACCOUNTING . . . . . . . . . . .          433.0      13.0    (107.3)         155.7     162.1     136.1
                                                           --------  --------  --------       --------  --------   -------
- - ---------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES AND
  AFFILIATES BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . . .          113.7     122.2     106.0
  Insurance and health care  . . . . . . . . . . . .           46.9      42.1      32.3            4.9       2.2       2.2
  Other  . . . . . . . . . . . . . . . . . . . . . .           10.0       7.1       6.4
                                                           --------  --------  --------       --------  --------   -------
    Total. . . . . . . . . . . . . . . . . . . . . .          170.6     171.4     144.7            4.9       2.2       2.2
                                                           --------  --------  --------       --------  --------   -------
- - ---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CHANGES IN ACCOUNTING  . . . . . . . .          603.6     184.4      37.4          160.6     164.3     138.3
Changes in accounting  . . . . . . . . . . . . . . .                 (1,105.3)                              (6.9)
                                                           --------  --------  --------       --------  --------   -------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .       $  603.6  $ (920.9) $   37.4       $  160.6  $  157.4   $ 138.3
                                                           --------  --------  --------       --------  --------   -------
                                                           --------  --------  --------       --------  --------   -------
- - ---------------------------------------------------------------------------------------------------------------------------









- - ---------------------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------------------


DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
- - ----------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------
                                                           CONSOLIDATED
                                                       (DEERE & COMPANY AND
                                                    CONSOLIDATED SUBSIDIARIES)

(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)           OCTOBER 31
                                                         1994        1993
- - ---------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents. . . . . . . . . . . . .    $   245.4   $   338.2
Marketable securities carried at cost. . . . . . .      1,126.3       994.8
Receivables from unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .          8.9         4.0
Dealer accounts and notes receivable - net . . . .      2,939.4     2,793.7
Credit receivables - net . . . . . . . . . . . . .      4,501.7     3,754.8
Other receivables. . . . . . . . . . . . . . . . .        429.7       393.5
Equipment on operating leases - net. . . . . . . .        219.5       195.4
Inventories. . . . . . . . . . . . . . . . . . . .        698.0       464.4
Property and equipment - net . . . . . . . . . . .      1,314.1     1,240.3
Investments in unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .        154.3       140.6
Intangible assets - net. . . . . . . . . . . . . .        283.7       296.8
Other assets . . . . . . . . . . . . . . . . . . .         61.8        42.8
Deferred income taxes. . . . . . . . . . . . . . .        679.8       681.7
Deferred charges . . . . . . . . . . . . . . . . .        118.6       126.2
                                                      ---------   ---------
- - ---------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . .    $12,781.2   $11,467.2
                                                      ---------   ---------
                                                      ---------   ---------
- - ---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ---------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings. . . . . . . . . . . . . . .    $ 2,637.4   $ 1,601.4
Payables to unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .         34.0        32.8
Accounts payable and accrued expenses. . . . . . .      2,285.2     2,085.9
Insurance and health care claims and reserves. . .        761.3       672.5
Accrued taxes. . . . . . . . . . . . . . . . . . .         80.2        71.0
Deferred income taxes. . . . . . . . . . . . . . .         13.5         8.6
Long-term borrowings . . . . . . . . . . . . . . .      2,053.9     2,547.5
Retirement benefit accruals and other liabilities.      2,357.8     2,362.1
                                                      ---------   ---------
     Total liabilities . . . . . . . . . . . . . .     10,223.3     9,381.8
                                                      ---------   ---------
- - ---------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized -
  200,000,000 shares; issued - 86,638,528 shares
  in 1994 and 85,747,035 shares in 1993) at
  stated value . . . . . . . . . . . . . . . . . .      1,491.4     1,436.8
Retained earnings. . . . . . . . . . . . . . . . .      1,353.9       926.5
Minimum pension liability adjustment . . . . . . .       (248.4)     (215.5)
Cumulative translation adjustment. . . . . . . . .        (17.9)      (41.5)
Unamortized restricted stock compensation. . . . .         (8.8)       (8.2)
Common stock in treasury, 217,601 shares in 1994
  and 244,934 shares in 1993, at cost. . . . . . .        (12.3)      (12.7)
                                                      ---------   ---------
     Total stockholders' equity. . . . . . . . . .      2,557.9     2,085.4
                                                      ---------   ---------
- - ---------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . .    $12,781.2   $11,467.2
                                                      ---------   ---------
                                                      ---------   ---------
- - ---------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 32 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 22 through 45 is an integral part of this statement.


- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------
                                                        EQUIPMENT OPERATIONS      FINANCIAL SERVICES
                                                       (DEERE & COMPANY WITH
                                                       FINANCIAL SERVICES ON
                                                          THE EQUITY BASIS)
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)            OCTOBER 31               OCTOBER 31
                                                           1994      1993           1994      1993
- - -----------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents. . . . . . . . . . . . .       $  104.0  $   71.7       $  141.4  $  266.5
Marketable securities carried at cost. . . . . . .                                 1,126.3     994.8
Receivables from unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .          196.9     511.9
Dealer accounts and notes receivable - net . . . .        2,939.4   2,793.7
Credit receivables - net . . . . . . . . . . . . .          115.8     115.8        4,385.9   3,639.0
Other receivables. . . . . . . . . . . . . . . . .           15.2      14.3          415.5     380.2
Equipment on operating leases - net. . . . . . . .           94.3      76.2          125.2     119.2
Inventories. . . . . . . . . . . . . . . . . . . .          698.0     464.4
Property and equipment - net . . . . . . . . . . .        1,281.8   1,215.5           32.3      24.8
Investments in unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .        1,285.9   1,341.7           55.1      52.1
Intangible assets - net. . . . . . . . . . . . . .          266.8     277.8           16.9      19.0
Other assets . . . . . . . . . . . . . . . . . . .           31.1      24.8           30.7      18.0
Deferred income taxes. . . . . . . . . . . . . . .          620.5     628.9           59.2      52.8
Deferred charges . . . . . . . . . . . . . . . . .           60.7      81.5           57.9      44.8
                                                         --------  --------       --------  --------
- - -----------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . .       $7,710.4  $7,618.2       $6,446.4  $5,611.2
                                                         --------  --------       --------  --------
                                                         --------  --------       --------  --------
- - -----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings. . . . . . . . . . . . . . .       $   53.8  $  476.3       $2,583.5  $1,125.1
Payables to unconsolidated subsidiaries and
  affiliates . . . . . . . . . . . . . . . . . . .           34.0      32.8          187.9     507.9
Accounts payable and accrued expenses. . . . . . .        1,617.3   1,533.4          668.9     553.6
Insurance and health care claims and reserves. . .                                   761.3     672.5
Accrued taxes. . . . . . . . . . . . . . . . . . .           79.7      66.1             .5       4.9
Deferred income taxes. . . . . . . . . . . . . . .           13.5       8.4                       .2
Long-term borrowings . . . . . . . . . . . . . . .        1,019.4   1,069.3        1,034.5   1,478.2
Retirement benefit accruals and other liabilities.        2,334.8   2,346.5           23.0      15.6
                                                         --------  --------       --------  --------
     Total liabilities . . . . . . . . . . . . . .        5,152.5   5,532.8        5,259.6   4,358.0
                                                         --------  --------       --------  --------
- - -----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized -
  200,000,000 shares; issued - 86,638,528 shares
  in 1994 and 85,747,035 shares in 1993) at
  stated value . . . . . . . . . . . . . . . . . .        1,491.4   1,436.8          209.5     208.2
Retained earnings. . . . . . . . . . . . . . . . .        1,353.9     926.5          980.3   1,046.5
Minimum pension liability adjustment . . . . . . .         (248.4)   (215.5)
Cumulative translation adjustment. . . . . . . . .          (17.9)    (41.5)          (3.0)     (1.5)
Unamortized restricted stock compensation. . . . .           (8.8)     (8.2)
Common stock in treasury, 217,601 shares in 1994
  and 244,934 shares in 1993, at cost. . . . . . .          (12.3)    (12.7)
                                                         --------  --------       --------  --------
     Total stockholders' equity. . . . . . . . . .        2,557.9   2,085.4        1,186.8   1,253.2
                                                         --------  --------       --------  --------
- - -----------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . .       $7,710.4  $7,618.2       $6,446.4  $5,611.2
                                                         --------  --------       --------  --------
                                                         --------  --------       --------  --------
- - -----------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------


DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                                          CONSOLIDATED
                                                      (DEERE & COMPANY AND
                                                   CONSOLIDATED SUBSIDIARIES)

- - -------------------------------------------------------------------------------
                                                      YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                            1994      1993      1992
- - -------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . .    $  603.6  $ (920.9) $   37.4
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Changes in accounting, cumulative net
      adjustment . . . . . . . . . . . . . . .               1,105.3
    Provision for doubtful receivables . . . .        36.1      32.6      55.3
    Provision for depreciation . . .                 256.7     257.2     250.4
    Provision for restructuring costs. . . . .                  78.5
    Undistributed earnings of unconsolidated
      subsidiaries and affiliates  . . . . . .       (12.6)     (7.7)     (7.2)
    Provision (credit) for deferred income
      taxes  . . . . . . . . . . . . . . . . .        26.2     (30.4)    (15.9)
    Changes in assets and liabilities:
        Receivables. . . . . . . . . . . . . .      (147.8)     82.4      13.9
        Inventories. . . . . . . . . . . . . .      (164.5)     35.4      (3.0)
        Accounts payable and accrued expenses.       (60.4)     93.5     (57.3)
        Insurance and health care claims and
          reserves . . . . . . . . . . . . . .        98.8      27.5      80.8
         Other . . . . . . . . . . . . . . . .        82.7      80.7       3.9
                                                  --------  --------  --------
           Net cash provided by operating
           activities. . . . . . . . . . . . .       718.8     834.1     358.3
                                                  --------  --------  --------
- - -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . .     3,012.5   2,995.5   3,008.9
Proceeds from sales of credit receivables  . .       561.9   1,148.3     696.7
Proceeds from sales of marketable securities .       222.9     320.9     278.2
Proceeds from sales of equipment on operating
  leases . . . . . . . . . . . . . . . . . . .        49.2      46.5      43.9
Cost of credit receivables acquired  . . . . .    (4,308.8) (3,635.1) (3,460.6)
Purchases of marketable securities . . . . . .      (344.8)   (346.5)   (372.2)
Purchases of property and equipment. . . . . .      (228.1)   (206.5)   (285.7)
Cost of operating leases acquired  . . . . . .      (102.5)   (106.3)    (63.2)
Acquisition of a business  . . . . . . . . . .      (119.8)
Other. . . . . . . . . . . . . . . . . . . . .        52.2      (1.8)     20.3
                                                  --------  --------  --------
    Net cash provided by (used for) investing
      activities . . . . . . . . . . . . . . .    (1,205.3)    215.0    (133.7)
                                                  --------  --------  --------
- - -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings .       934.2  (1,487.1)   (533.9)
Change in intercompany receivables/payables. .
Proceeds from issuance of long-term borrowings.      188.5     687.1     772.0
Principal payments on long-term borrowings . .      (590.7)   (546.3)   (359.8)
Proceeds from issuance of common stock . . . .        36.9     586.0       2.4
Dividends paid . . . . . . . . . . . . . . . .      (171.8)   (152.9)   (152.5)
Other. . . . . . . . . . . . . . . . . . . . .        (6.2)    (12.9)    (13.8)
                                                  --------  --------  --------
    Net cash provided by (used for) financing
      activities . . . . . . . . . . . . . . .       390.9    (926.1)   (285.6)
                                                  --------  --------  --------
- - -------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . .         2.8      (1.6)      (.7)
                                                  --------  --------  --------
- - -------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS  . . . . . . . . . . . . . . . .       (92.8)    121.4     (61.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.      338.2     216.8     278.5
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . .      $245.4    $338.2    $216.8
                                                  --------  --------  --------
                                                  --------  --------  --------
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 32 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 22 through 45 is an integral part of this statement.





- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                             EQUIPMENT OPERATIONS                FINANCIAL SERVICES
                                                            (DEERE & COMPANY WITH
                                                          FINANCIAL SERVICES ON THE
                                                                 EQUITY BASIS)
- - -------------------------------------------------------------------------------------------------------------------------
                                                             YEAR ENDED OCTOBER 31              YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                   1994      1993      1992           1994      1993       1992
- - -------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . .           $  603.6  $ (920.9) $   37.4       $  160.6  $  157.4  $  138.3
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Changes in accounting, cumulative net
      adjustment . . . . . . . . . . . . . . .                      1,105.3                                6.9
    Provision for doubtful receivables . . . .                5.6       2.3       3.1           30.5      30.3      52.2
    Provision for depreciation . . .                        230.6     233.5     230.5           26.1      23.6      19.9
    Provision for restructuring costs. . . . .                         78.5
    Undistributed earnings of unconsolidated
      subsidiaries and affiliates  . . . . . .              57.3     (84.5)    (43.5)          (3.6)     (1.6)     (1.8)
    Provision (credit) for deferred income
      taxes  . . . . . . . . . . . . . . . . .              32.4     (30.7)     (4.1)          (6.2)       .3     (11.8)
    Changes in assets and liabilities:
        Receivables. . . . . . . . . . . . . .             (85.8)    101.6      13.5          (62.0)    (19.3)       .9
        Inventories. . . . . . . . . . . . . .            (164.5)     35.4      (3.0)
        Accounts payable and accrued expenses.            (116.2)     79.7     (90.7)          55.7      14.0      32.9
        Insurance and health care claims and
          reserves . . . . . . . . . . . . . .                                                 98.8      27.5      80.8
         Other . . . . . . . . . . . . . . . .             113.8     101.6       4.8          (31.1)    (20.9)      (.9)
                                                        --------  --------  --------       --------  --------   -------
           Net cash provided by operating
           activities. . . . . . . . . . . . .             676.8     701.8     148.0          268.8     218.2     310.5
                                                        --------  --------  --------       --------  --------   -------
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . .              77.1      87.7      78.5        2,935.3   2,907.8   2,930.5
Proceeds from sales of credit receivables  . .               1.6       5.7      14.0          580.2   1,161.7     703.6
Proceeds from sales of marketable securities .                                                222.9     320.9     278.2
Proceeds from sales of equipment on operating
  leases . . . . . . . . . . . . . . . . . . .              25.0      25.4      27.1           24.2      21.1      16.8
Cost of credit receivables acquired  . . . . .             (70.1)   (124.1)    (82.5)      (4,258.6) (3,530.1) (3,399.1)
Purchases of marketable securities . . . . . .                                               (344.8)   (346.5)   (372.2)
Purchases of property and equipment. . . . . .            (215.2)   (197.4)   (275.7)         (12.8)     (9.2)    (10.1)
Cost of operating leases acquired  . . . . . .             (52.3)    (31.8)    (31.6)         (50.1)    (74.5)    (31.5)
Acquisition of a business  . . . . . . . . . .            (119.8)
Other. . . . . . . . . . . . . . . . . . . . .              14.8       8.4      17.0           37.4     (10.2)     (5.6)
                                                        --------  --------  --------       --------  --------   -------
    Net cash provided by (used for) investing
      activities . . . . . . . . . . . . . . .            (338.9)   (226.1)   (253.2)        (866.3)    441.0     110.6
                                                        --------  --------  --------       --------  --------   -------
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings .            (301.8)   (464.7)     50.1        1,235.9  (1,022.3)   (584.0)
Change in intercompany receivables/payables. .             320.0    (359.1)     43.9         (320.0)    359.1     (43.9)
Proceeds from issuance of long-term borrowings.                         .1     249.4          188.5     687.0     522.7
Principal payments on long-term borrowings . .            (185.5)    (39.4)   (132.4)        (405.2)   (506.9)   (227.5)
Proceeds from issuance of common stock . . . .              36.9     586.0       2.4
Dividends paid . . . . . . . . . . . . . . . .            (171.8)   (152.9)   (152.5)        (226.8)    (85.9)   (100.2)
Other. . . . . . . . . . . . . . . . . . . . .              (6.2)    (12.9)    (13.8)                               8.9
                                                        --------  --------  --------       --------  --------   -------
    Net cash provided by (used for) financing
      activities . . . . . . . . . . . . . . .            (308.4)   (442.9)     47.1          472.4    (569.0)   (424.0)
                                                        --------  --------  --------       --------  --------   -------
- - ------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . .               2.8      (1.5)      (.6)                     (.1)      (.1)
                                                        --------  --------  --------       --------  --------   -------
- - ------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS  . . . . . . . . . . . . . . . .              32.3      31.3     (58.7)        (125.1)     90.1      (3.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.             71.7      40.4      99.1          266.5     176.4     179.4
                                                        --------  --------  --------       --------  --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . .            $104.0     $71.7     $40.4         $141.4    $266.5    $176.4
                                                        --------  --------  --------       --------  --------   -------
                                                        --------  --------  --------       --------  --------   -------
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS
- - --------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1994, 1993 AND 1992 (UNAUDITED)
- - --------------------------------------------------------------------------------
Deere & Company and its subsidiaries manufacture, distribute and finance a full range of agricultural equipment; a broad range of industrial equipment for construction, forestry and public works; and a variety of lawn and grounds care equipment. The company also provides credit, health care and insurance products for businesses and the general public. Additional information on these business segments is presented on page 33.

1994 COMPARED WITH 1993 (UNAUDITED)
- - --------------------------------------------------------------------------------
MARKET CONDITIONS
North American agricultural economic conditions improved in 1994 compared with
1993. The company believes that the resulting improvement in farmers' confidence was a primary contributor to higher agricultural equipment demand in nearly all market areas in North America during 1994. Although direct government payments to farmers declined in 1994, net farm cash income is forecasted to be near record levels. Additionally, farm real estate values increased by nearly four percent during the year, further improving overall farm balance sheets.

     Overseas retail sales also showed improvement during 1994. Although European industry retail sales of agricultural equipment are expected to continue their long-term downward trend, reduced uncertainty over the General Agreement on Tariffs and Trade (GATT) and a better understanding of these new regulations have increased European farmers' confidence. Consequently, many farmers who had delayed making purchases are now buying new equipment. Therefore, European industry retail sales for fiscal 1994 are expected to be higher than 1993 levels.

     The North American general economy has continued to improve during 1994. Strong employment growth, coupled with related gains in income, stimulated consumer spending on durable goods in 1994. Housing starts and real nonresidential construction in the United States also increased by 11 percent and three percent, respectively, compared with a year ago. These improvements provided a solid base for increases in both the company's industrial and lawn and grounds care equipment sales during 1994.

     Acquisitions of receivables and leases by the company's credit subsidiaries were also higher in 1994 compared with last year due primarily to improvements in the general economy, increased retail sales of John Deere equipment as well as recreational products, and a higher revolving charge account and wholesale note volume. Insurance and health care premium volumes also increased, benefiting primarily from the strengthening economy and the growth strategy of the company's health care business.

OPERATING RESULTS
Deere & Company's worldwide net income for 1994 was a record totaling $604 million or $7.01 per share compared with last year's income of $248 million or $3.21 per share before the effects of the special items as shown in the following table and described on pages 25 and 26. The company's strongly improved 1994 results reflect substantially higher North American production and sales volumes, improved operating efficiencies and significantly better overseas results. Additionally, the company's exports from the United States set a new record, totaling $1,144 million. Company results also continued to benefit from the strong performance of its Financial Services subsidiaries. Income in 1993 was $184 million or $2.39 per share after the effects of the restructuring charges and the tax rate change as shown in the table below. However, the company incurred a worldwide net loss of $921 million or $11.91 per share in 1993 after the cumulative effect of accounting changes.

- - --------------------------------------------------------------------------------
(In millions of dollars                                       PER SHARE
except per share amounts)                1994     1993      1994      1993
- - --------------------------------------------------------------------------------

Income before special items. . . .       $604   $   248     $7.01   $  3.21
Restructuring charges. . . . . . .                  (80)              (1.03)
Effect of tax rate change. . . . .                   16                 .21
                                         ----   -------     -----    ------
Income before cumulative effect of
  changes in accounting standards.        604       184      7.01      2.39
Cumulative effect of changes in
  accounting standards . . . . . .               (1,105)             (14.30)
                                         ----   -------     -----    ------
Worldwide net income (loss). . . .       $604   $  (921)    $7.01   $(11.91)
                                         ----   -------     -----    ------
                                         ----   -------     -----    ------
- - --------------------------------------------------------------------------------


     The company's total worldwide net sales and revenues increased 16 percent to $9,030 million in 1994 compared with $7,754 million in 1993. Worldwide net sales were $7,663 million in 1994, an increase of 18 percent from sales of $6,479 million last year. The physical volume of the company's worldwide sales increased approximately 14 percent in 1994. Worldwide production tonnage of John Deere products in 1994 was 18 percent higher than last year.

     Finance and interest income decreased three percent to $548 million in 1994 compared with $563 million last year, while insurance and health care premiums increased 19 percent to $662 million in the current year compared with $554 million in 1993.

     Agricultural equipment net sales increased 16 percent to $4,718 million in 1994 from $4,078 million in 1993. Industrial equipment net sales of $1,640 million increased 22 percent from $1,348 million last year. Lawn and grounds care equipment net sales totaled $1,305 million in 1994 compared with $1,053 million last year, representing an increase of 24 percent.

     Net sales in the United States and Canada increased 19 percent to $5,860 million compared with $4,934 million in 1993. Overseas net sales totaled $1,803 million, an increase of 17 percent compared with last year's net sales of $1,545 million. The physical volume of overseas sales was approximately 11 percent higher in 1994 than in 1993.

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, had income of $433 million in 1994 compared with income of $77 million in 1993 before the effects of the restructuring charges and the tax rate change. Including these special items, the Equipment Operations' income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million on 1993 after all of the special items including the cumulative effect of the accounting changes. Net income of the company's credit subsidiaries totaled $114 million in 1994 compared with income before accounting changes of $122 million in 1993 ($118 million after accounting changes). Net income from insurance and health care operations was $47 million in 1994 compared with income before accounting changes of $42 million last year ($39 million after accounting changes). Additional information is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 27 through 29.

     The improved operating results of the Equipment Operations in 1994 were primarily due to higher North American production and sales volumes, and continued improvements in operating efficiencies. North American production tonnage in 1994 increased 21 percent and sales were 19 percent higher than last year. The overseas equipment operations had significantly higher income this year, primarily due to lower operating costs generated by the ongoing restructuring of the company's European operations, coupled with higher sales and production volumes. Reflecting the effects of the improved operations, the worldwide ratio of cost of goods sold to net sales decreased to 78.7 percent in 1994 compared with 83.1 percent last year. After-tax results of the Equipment Operations in 1993 benefited by $33 million or $.43 per share from the reduction of inventories valued on a last-in, first-out (LIFO) basis. A LIFO benefit was not recognized in 1994. Additional information is presented on page 40 of the notes to the consolidated financial statements.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS
The following discussion of operating results by industry segment and geographic area relates to information beginning on page 33. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense.

     Operating profit of each of the company's Equipment Operations was favorably affected by higher volumes and improved productivity compared with last year's results.

                                   [Bar Graph]

                        WORLDWIDE AGRICULTURAL EQUIPMENT

NET SALES (in billions)
     1992      $3.8
     1993      $4.1
     1994      $4.7

OPERATING PROFIT (before restructuring) (in millions)

     1992      $106
     1993      $230
     1994      $553

     Operating profit of the worldwide agricultural equipment segment increased to $553 million in 1994 compared with $230 million in 1993 before restructuring charges. This improvement was caused primarily by a 15 percent increase in worldwide agricultural equipment production tonnage, a 16 percent increase in sales and improvements in operating efficiencies. There were no benefits from the reduction of LIFO inventories this year compared with $38 million last year. After restructuring charges of $107 million, 1993 operating profit was $123 million.

     Operating profit of the North American agricultural equipment operations in the current year was substantially higher than in 1993. This resulted from an 18 percent increase in production tonnage, a 15 percent increase in sales and improved operating efficiencies.

     The overseas agricultural equipment operations reported an operating profit in 1994 compared to an operating loss in 1993, excluding restructuring charges. Production was nine percent higher than last year and the physical volume of overseas agricultural equipment sales increased approximately 13 percent in 1994. Lower cost levels resulting primarily from the restructuring of the European operations also favorably affected the company's overseas performance during 1994.

                                   [Bar Graph]

                         WORLDWIDE INDUSTRIAL EQUIPMENT

NET SALES (in billions)
     1992       $1.1
     1993       $1.3
     1994       $1.6

OPERATING PROFIT  (in millions)

     1992      $ (71)
     1993      $  20
     1994      $ 132

     The worldwide industrial equipment operations improved significantly in 1994, generating an operating profit of $132 million in 1994 compared with $20 million in 1993. In 1994, production tonnage increased 26 percent, sales increased 22 percent and operating costs were lower. There were no LIFO inventory benefits this year compared with $13 million last year.

                                   [Bar Graph]

                         WORLDWIDE LAWN AND GROUNDS CARE EQUIPMENT

NET SALES (in billions)
     1992      $ .9
     1993      $1.1
     1994      $1.3

OPERATING PROFIT  (in millions)

     1992      $ 42
     1993      $ 99
     1994      $162

     The worldwide lawn and grounds care equipment operations had a higher operating profit of $162 million in 1994 compared with $99 million in 1993. Lawn and grounds care equipment production tonnage increased 22 percent and sales were up 24 percent in 1994. The Homelite division of Textron, Inc. was purchased in August 1994 and its results since the acquisition are included in the lawn and grounds care equipment operations. Additional information is presented on page 33.

                                   [Bar Graph]

                                FINANCIAL SERVICES

REVENUES (in billions)
     1992      $1.1
     1993      $1.2
     1994      $1.3

OPERATING PROFIT  (in millions)

     1992      $202
     1993      $247
     1994      $238

     The combined operating profit of the credit and insurance and health care business segments was $238 million in 1994 compared to $247 million in 1993. Additional information on these businesses is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 27 through 29.

     On a geographic basis, the United States and Canadian equipment operations had significantly higher operating profit of $764 million in 1994 compared with $372 million last year. Production tonnage increased 21 percent in 1994 and sales increased 19 percent. Operating efficiency improved in all of the company's businesses this year. There were no LIFO inventory benefits this year compared with $13 million last year.

     The overseas equipment operations generated an operating profit of $83 million in 1994 compared with an operating loss of $23 million last year, excluding restructuring charges. Overseas production tonnage increased nine percent, sales increased 17 percent and the physical volume of overseas sales increased approximately 11 percent in 1994 compared with 1993. As previously mentioned, 1994 results were also favorably affected by lower cost levels resulting primarily from the restructuring of the European operations. However, there were no benefits from the reduction of LIFO inventories in 1994 compared with $38 million last year. Including restructuring charges of $107 million, the operating loss last year was $130 million.

OUTLOOK
Near record United States net farm cash income in 1994 should provide a solid base for 1995 farm expenditures. Higher exports of farm commodities also should continue to result from implementation of the North American Free Trade Agreement (NAFTA), which further expands tariff-free quotas into Mexico during 1995. Higher incomes in developing countries such as China and India also should promote better export markets for United States grains and oil seeds. Ratification of the GATT treaty should further aid United States exports by lowering European Union export subsidies.

     In 1995, a new United States farm bill should be enacted which may create some uncertainty in the farm economy. However, farmers have maintained tight control of farm expenses in recent years, resulting in significant improvements in their balance sheets, which should enable them to support more timely modernization of their equipment. The company's recently introduced innovative models of medium and large row-crop tractors have been well received by customers throughout the world. The company believes, on balance, these factors should support farmers' confidence, and as a result, worldwide demand for agricultural equipment should remain at current levels.

     The North American general economy is widely expected to show moderate growth in 1995. Recent inflationary concerns coupled with increases in interest rates could adversely affect housing starts as well as consumer confidence. However, consumer spending and housing construction currently remain strong. Additionally, demand for certain manufactured goods may generate the construction or modernization of factories in certain manufacturing sectors. Public construction is also expected to increase, led by highway, street, water and sewer projects. Based on these factors, the company expects retail sales of industrial and lawn and grounds care equipment in 1995 to continue at strong levels. The markets served by the company's Financial Services operations are also expected to continue to grow in conjunction with the strong continued demand for new equipment and the projected growth in the general economy.

     In response to these market conditions, North American production tonnage schedules have been increased approximately four percent compared to 1994. Overseas production tonnage schedules will be approximately six percent lower than in 1994, reflecting the re-sourcing of a portion of the 50-series tractors in accordance with the ongoing restructuring of the company's European tractor manufacturing operations. Despite this lower initial level of production, overseas operations are expected to show continued improvement. Additionally, worldwide first quarter production tonnage is forecasted to increase 10 percent compared with last year, reflecting continued strong retail demand and the initial production and shipment of the new high horsepower 8000-series tractors. However, certain vehicle tires remained in tight supply during the fourth quarter of 1994 due to a work stoppage at one of the company's key suppliers, and future product availability could be adversely affected by a prolonged continuation of this work stoppage.

     On September 30, 1994, the company's collective bargaining agreement with the United Auto Workers (UAW), the union representing most production employees in the United States, expired. Through the date of this report, the company and the UAW have been unable to reach an agreement as to the terms of a new contract. Employees are continuing to work under the terms in existence at the expiration of the former contract, and factory operations remain normal.

1993 COMPARED WITH 1992 (UNAUDITED)
- - --------------------------------------------------------------------------------
MARKET CONDITIONS
North American agricultural economic conditions were generally more favorable in
1993 than in 1992. Although flooding and excessively wet conditions in certain areas of the Midwest and drought conditions in parts of the Southeast resulted in a 33 percent decrease in corn production and a 15 percent decline in soybean production in 1993, United States farm cash income achieved a record level in
1993. The lower production caused grain prices to rise above 1992 levels.
Livestock producers enjoyed favorable prices and profit margins during 1993 and farmers boosted their cash flow by selling inventories accumulated from record corn and soybean yields in 1992. Additionally, direct government payments to farmers increased in 1993, aiding farmers most heavily impacted by the flooding in 1993. Uncertainties over the passage of a new investment tax credit were resolved in 1993 as the anticipated tax credit was not included in the final tax legislation. Consequently, many United States farmers who had delayed making purchases in 1992 bought equipment in 1993. Sales in Canada were boosted by a special 13-month investment tax credit in effect from December 1992 to December
1993. As a result of these developments, North American retail sales of John
Deere agricultural equipment were considerably higher in 1993 compared with
1992.

     The North American general economy continued its slow expansion in 1993. In the United States, housing starts increased about five percent during the year with second-half strength overcoming a very sluggish first half. Real public construction was up slightly from the level in 1992 while nonresidential construction was flat. However, the cumulative effects of the rebound in economic activity were felt in 1993, as housing starts were up more than 25 percent from their 1991 level and real public construction was nine percent larger. Consequently, North American retail sales of industrial and construction machinery for both the industry and John Deere rose significantly in 1993.

     Consumer spending for durable goods rose briskly in 1993, and North American retail sales of John Deere lawn and grounds care equipment increased significantly. Sales were also supported by favorable moisture conditions over most areas throughout the prime selling season. However, dry conditions did emerge in portions of the Southeast and Northeast, which impeded some late season buying activity.

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

     Acquisitions of receivables and leases by the company's credit subsidiaries were somewhat higher in 1993 compared with 1992 due primarily to growth in revolving charge accounts, leases and wholesale receivables. Although retail sales of John Deere equipment were higher in 1993, acquisitions of John Deere retail notes were down slightly compared with 1992 reflecting a higher level of cash purchases by John Deere customers and a more competitive financing environment, particularly during the latter part of 1993. Acquisitions of recreational product retail notes were significantly lower in 1993 due mainly to a very competitive financing market. Although relatively soft market conditions continued during 1993 in the property/casualty insurance industry, John Deere's insurance premium volumes increased in 1993 over 1992. Health care premium volumes were considerably higher in 1993 reflecting continued growth in the company's health care operations.

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




- - --------------------------------------------------------------------------------
(In millions of dollars                                       PER SHARE
except per share amounts)                1993     1992      1993      1992
- - --------------------------------------------------------------------------------

Income before special items. . . .    $   286       $37   $  3.70      $.49
Incremental expense from changes in
   accounting standards. . . . . .        (38)               (.49)
                                      -------       ---   -------      ----

Income after incremental expense .        248        37      3.21       .49
Restructuring charges. . . . . . .        (80)              (1.03)
Effect of tax rate change. . . . .         16                 .21
                                      -------       ---   -------      ----
Income before cumulative effect of
  changes in accounting standards.        184        37      2.39       .49
Cumulative effect of changes in
  accounting standards . . . . . .     (1,105)             (14.30)
                                      -------       ---   -------      ----
Worldwide net income (loss). . . .    $  (921)      $37   $(11.91)     $.49
                                      -------       ---   -------      ----
                                      -------       ---   -------      ----

     During the second quarter of 1993, the company announced and initiated plans to downsize and rationalize its European operations. This resulted in a second quarter provision for restructuring charges of $80 million after income taxes or $1.03 per share ($107 million before income taxes), representing costs of employment reductions to be implemented during 1993 and the next few years.

     In the fourth quarter of 1993, effective November 1, 1992, the company adopted Financial Accounting Standards Board (FASB) Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and FASB Statement No. 112, Employers' Accounting for Postemployment

Benefits. The aggregate cumulative effect of adopting the new standards as of November 1, 1992, which relate mainly to retiree health care and life insurance benefits, was a non-cash charge of $1,105 million after income taxes or $14.30 per share ($1,728 million before income taxes). Additionally, the adoption of these standards resulted in an incremental non-cash after-tax increase in 1993 postretirement and postemployment benefits expense of $38 million or $.49 per share ($60 million before income taxes). The incremental postretirement and postemployment benefits expense relating to the Financial Services subsidiaries was immaterial. Additional information is presented on pages 32, 33 and 45 of the notes to the consolidated financial statements.

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

     The company's total worldwide net sales and revenues increased 11 percent to $7,754 million in 1993 compared with net sales and revenues of $6,961 million in 1992. Worldwide net sales were $6,479 million in 1993, an increase of 13 percent from sales of $5,723 million in 1992. The physical volume of the company's worldwide sales to dealers increased approximately nine percent in 1993. Worldwide production tonnage of all John Deere products in 1993 was 11 percent higher than in 1992.

     Finance and interest income decreased nine percent to $563 million in 1993 compared with $615 million in 1992, while insurance and health care premiums increased 12 percent to $554 million in 1993 compared with $496 million in 1992.

     Agricultural equipment net sales increased eight percent to $4,078 million in 1993 from $3,759 million in 1992. Industrial equipment net sales of $1,348 million increased 26 percent from $1,068 million in 1992. Lawn and grounds care equipment net sales totaled $1,053 million in 1993 compared with $896 million in 1992, representing an increase of 18 percent.

     Net sales in the United States and Canada increased 19 percent to $4,934 million compared with $4,147 million in 1992. Overseas net sales totaled $1,545 million, a decrease of two percent compared with net sales of $1,576 million in 1992. The physical volume of overseas sales was approximately one percent higher in 1993 than in 1992.

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations, had income of $114 million in 1993 before the effects of the previously mentioned special items, compared with a loss of $107 million in 1992. Including the restructuring charges, the incremental effect of the accounting changes and the tax rate change, the Equipment Operations' income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million in 1993 after all of the special items including the cumulative effect of the accounting changes. Income of the company's credit subsidiaries before the cumulative effect of the accounting changes totaled $122 million in 1993, while net income after the accounting changes was $118 million compared with net income of $106 million in 1992. Income from insurance and health care operations before the cumulative effect of the accounting changes was $42 million in 1993, while net income after the accounting changes totaled $39 million compared with net income of $32 million in 1992. Additional information is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 27 through 29.

     The improved operating results of the Equipment Operations in 1993 were attributable to the company's North American equipment operations. Sales and production volumes were higher in 1993 in response to increased retail demand, and price realization improved in all of the company's North American equipment businesses compared with 1992 as sales incentive cost levels were significantly lower. Additionally, productivity continued to improve during 1993. North American sales increased 19 percent and production tonnage was 15 percent higher in 1993 than in 1992. However, the overseas equipment operations incurred a substantially higher net loss this year, primarily due to lower production volumes, higher cost levels and unfavorable changes in European currency relationships. Reflecting the effects of the improved North American operations, the worldwide ratio of cost of goods sold to net sales decreased to 83.1 percent in 1993 compared with 85.7 percent in 1992. The cost ratio of the overseas operations was significantly higher in 1993. The aggregate of the Equipment Operations' research and development and selling, administrative and general expenses was $4 million lower in 1993 compared with 1992, primarily due to lower employment levels. After-tax results of the Equipment Operations in 1993 benefited by $33 million or $.43 per share from the reduction of inventories valued on a last-in, first-out (LIFO) basis compared to LIFO inventory benefits of $43 million or $.56 per share in 1992. Additional information is presented on page 40 of the notes to the consolidated financial statements. The 1993 income tax provision relating to the Equipment Operations, excluding the fourth quarter benefit from the United States tax rate change, was unfavorably affected by losses, including restructuring charges, recorded in taxing jurisdictions having low tax rates or where the company cannot currently record tax benefits, coupled with income realized in countries having higher income tax rates.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS
The following discussion of operating results by industry segment and geographic area relates to information beginning on page 33.

     Operating profit of each of the company's North American equipment operations was favorably affected by improved price realization, higher volumes and improved productivity compared with the results in 1992.

     Before the restructuring charges and the incremental expense of the accounting changes, operating profit of the worldwide agricultural equipment segment increased to $266 million in 1993 compared with $106 million in 1992. This improvement was caused primarily by an eight percent increase in worldwide agricultural equipment sales to dealers, a nine percent increase in production tonnage and a substantial decline in sales discounts and warranty costs as a percent of gross sales in 1993. Benefits from the reduction of LIFO inventories totaled $38 million in 1993 compared with $45 million in 1992. Agricultural dealer receivables decreased $146 million in 1993. Including restructuring charges of $107 million and incremental expense of $36 million from the accounting changes, 1993 operating profit was $123 million.

     Operating profit of the North American agricultural equipment operations, excluding the incremental expense from accounting changes, was substantially higher in 1993 compared with 1992 results. This resulted from a 14 percent increase in sales, a 15 percent increase in production tonnage, a significantly lower level of sales discounts and warranty costs, and improved productivity. Additionally, North American agricultural dealer receivables decreased by $108 million during 1993 reflecting the strong retail demand for the company's products.

     Excluding the restructuring charges in 1993, the overseas agricultural equipment operations incurred a substantially larger operating loss in 1993 compared to 1992. Production was two percent lower than in 1992 while the physical volume of overseas agricultural equipment sales to dealers increased approximately one percent in 1993. Low volumes, unfavorable changes in currency relationships and higher cost levels adversely affected the company's overseas performance during 1993. Overseas agricultural dealer receivables declined $38 million during 1993, mainly due to exchange rate fluctuations.

     The worldwide industrial equipment operations improved significantly in 1993, generating an operating profit of $36 million in 1993 before the incremental expense from the accounting changes, compared with a $71 million operating loss in 1992. In 1993, sales increased 26 percent, production tonnage increased 15 percent, sales discounts and warranty costs declined as a percent of gross sales and productivity improved. However, LIFO inventory benefits were $13 million in 1993 compared with $20 million in 1992. Industrial dealer receivables increased by $41 million during 1993. The operating profit in 1993 was $20 million including the incremental expense of $16 million from the accounting changes.

     The worldwide lawn and grounds care equipment operations had a substantially higher operating profit of $107 million in 1993 excluding the incremental expense from the accounting changes, compared with $42 million in 1992. Lawn and grounds care equipment sales to dealers increased 18 percent, production was up 13 percent, sales discounts and warranty costs were lower as a percent of gross sales in 1993 and efficiency improved in 1993. Lawn and grounds care dealer receivables were relatively unchanged from the level in 1992. Including the incremental expense of $8 million from the accounting changes, operating profit was $99 million in 1993.

     The combined operating profit of the credit and insurance and health care business segments increased to $247 million in 1993 from $202 million in 1992, as both segments generated higher earnings in 1993. Additional information on these businesses is presented in the discussion of "Credit Operations" and "Insurance and Health Care Operations" on pages 27 through 29

     On a geographic basis, the United States and Canadian equipment operations had significantly higher operating profit of $432 million in 1993 before the incremental expense from the accounting changes, compared with $74 million in 1992. Sales increased 19 percent in 1993 and production tonnage increased 15 percent. Efficiency improved and sales discounts and warranty costs were relatively lower in all of the company's North American businesses in 1993. However, LIFO inventory benefits were $13 million in 1993 compared with $65 million in 1992. North American dealer receivables were reduced by $75 million during 1993. Operating profit in 1993 totaled $372 million including the incremental expense of $60 million from the accounting changes.

     Excluding restructuring charges, the overseas equipment operations incurred an operating loss of $23 million in 1993 compared with an operating profit of $3 million in 1992. Including restructuring charges of $107 million, the operating loss in 1993 was $130 million. Sales to dealers and production tonnage were both two percent lower in 1993 while the physical volume of overseas net sales increased approximately one percent compared with 1992. As previously mentioned, 1993 results were adversely affected by low volumes, unfavorable changes in currency relationships and higher cost levels. However, benefits from the reduction of LIFO inventories totaled $3 million in 1993 compared with no benefit in 1992. Overseas dealer receivables decreased $33 million during 1993, mainly due to exchange rate fluctuations.

CREDIT OPERATIONS
- - --------------------------------------------------------------------------------
Deere & Company's credit subsidiaries consist of John Deere Credit Company and its subsidiaries in the United States and John Deere Finance Limited in Canada.
The credit operations bear all credit risk, net of recovery from withholdings from dealers, and perform all servicing and collection functions on retail notes and leases on John Deere products acquired by the credit subsidiaries from the
Equipment Operations. The Equipment Operations receive compensation from the
United States credit operations for originating retail notes and leases. The
Equipment Operations are reimbursed by the credit operations for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines. The credit subsidiaries receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases.

Condensed combined financial information of the credit subsidiaries in millions of dollars follows:

- - --------------------------------------------------------------------------------
                                                             OCTOBER 31
FINANCIAL POSITION                                      1994           1993
- - --------------------------------------------------------------------------------

Cash and cash equivalents. . . . . . . . . .          $   43         $  165
                                                      ------         ------
Credit receivables and leases:
  Deere retail notes . . . . . . . . . . . .           2,901          2,342
  Recreational product retail notes. . . . .             873            854
  Revolving charge accounts. . . . . . . . .             438            331
  Financing leases . . . . . . . . . . . . .             118             85
  Wholesale notes. . . . . . . . . . . . . .             142            110
  Equipment on operating leases. . . . . . .             125            119
                                                      ------         ------
    Total credit receivables and leases. . .           4,597          3,841
  Less allowance for credit losses . . . . .              86             83
                                                      ------         ------
    Total - net. . . . . . . . . . . . . . .           4,511          3,758
                                                      ------         ------
Other receivables. . . . . . . . . . . . . .             155            183
                                                      ------         ------
Net property and other assets. . . . . . . .              66             52
                                                      ------         ------
  Total assets . . . . . . . . . . . . . . .          $4,775         $4,158
                                                      ------         ------
                                                      ------         ------

Short-term borrowings. . . . . . . . . . . .          $2,584         $1,125
Payables to Deere & Company. . . . . . . . .             125            487
Deposits withheld from dealers and merchants             127            119
Other liabilities. . . . . . . . . . . . . .             200            144
Long-term borrowings . . . . . . . . . . . .           1,034          1,478
Stockholder's equity . . . . . . . . . . . .             705            805
                                                      ------         ------
  Total liabilities and stockholder's equity          $4,775         $4,158
                                                      ------         ------
                                                      ------         ------



- - --------------------------------------------------------------------------------
                                                    YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                              1994      1993      1992
- - --------------------------------------------------------------------------------

Revenues . . . . . . . . . . . . . . . . . .       $516      $524      $533
                                                   ----      ----      ----
Expenses:
  Interest . . . . . . . . . . . . . . . . .        190       192       218
  Selling, administrative and general. . . .         96        93        84
  Provision for credit losses. . . . . . . .         31        30        52
  Depreciation . . . . . . . . . . . . . . .         21        19        16
                                                   ----      ----      ----
    Total. . . . . . . . . . . . . . . . . .        338       334       370
                                                   ----      ----      ----
Income before income taxes and changes
  in accounting. . . . . . . . . . . . . . .        178       190       163
Provision for income taxes . . . . . . . . .         64        68        57
                                                   ----      ----      ----
Income before changes in accounting. . . . .        114       122       106
Changes in accounting. . . . . . . . . . . .                   (4)
                                                   ----      ----      ----
Net income . . . . . . . . . . . . . . . . .       $114      $118      $106
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------

     Total acquisitions of credit receivables and leases by the credit subsidiaries increased 20 percent during 1994 compared to 1993. The higher acquisitions this year resulted from an increased volume of retail notes, revolving charge accounts and wholesale receivables.

     During 1994, retail notes acquired by the credit subsidiaries totaled $2,816 million, a 17 percent increase compared with 1993 acquisitions of $2,401 million. Acquisitions of recreational product retail notes accounted for 11 percent of total note acquisitions in 1994 and 10 percent in 1993. Acquisitions of John Deere equipment notes were 16 percent higher in the current year due primarily to improvements in the general economy and increased retail sales of John Deere equipment.

     The balance of revolving charge accounts financed at October 31, 1994 increased by $107 million, financing leases increased by $33 million, wholesale notes increased by $32 million and operating leases increased by $6 million compared with one year ago.

     The balance of credit receivables and leases financed at October 31, 1994 totaled $4,511 million compared with $3,758 million at the end of 1993. This increase resulted from the cost of credit receivables acquired exceeding collections. However, the credit operations also securitized and sold retail notes, receiving proceeds of $560 million during 1994 compared with $1,143 million last year. Additional information is presented on pages 39 and 40. Credit receivables and leases administered, which include receivables previously sold but still administered, amounted to $5,725 million at October 31, 1994 compared with $5,195 million at October 31, 1993. The unpaid balance of retail notes previously sold was $1,175 million at October 31, 1994 compared with $1,394 million at October 31, 1993.

     Income of the credit operations was $114 million in 1994 compared with $122 million in 1993 before the cumulative effect of adopting FASB Statements No. 106 and 112, and $106 million in 1992. On that same basis, the ratio of earnings to fixed charges was 1.93 to 1 in 1994, 1.97 to 1 in 1993 and 1.74 to 1 in 1992. Income in 1994 was lower than in 1993 primarily reflecting the impact of a higher dividend payout during the year, lower gains from the sale of retail notes and higher selling, administrative and general expenses. These effects were partially offset by higher securitization and servicing fee income from notes previously sold but still administered. Total revenues of the credit operations decreased two percent in 1994 compared with 1993. Revenues were affected by lower gains from the sale of retail notes and lower interest rates resulting in lower finance charges earned in 1994. These decreases in revenues were partially offset by an increase in securitization and servicing fee income. Additionally, lower average borrowing rates this year resulted in a one percent decrease in interest expense in 1994 compared to 1993. The average balance of credit receivables and leases financed was approximately the same in 1994 compared with last year. Net income of the credit operations totaled $118 million in 1993 including the cumulative effect of the changes in accounting standards. Additional information on changes in accounting is presented on pages 32, 33 and 45 of the notes to the consolidated financial statements.

     Net income in 1993 was significantly higher than in 1992 mainly because of higher securitization and servicing fee income from retail notes previously sold, lower credit losses, higher financing margins and increased gains from the sale of retail notes, which more than offset the effects of a lower volume of credit receivables and leases financed. Total revenues of the credit operations decreased two percent in 1993. The average balance of credit receivables and leases financed was seven percent lower in 1993 compared with 1992, due primarily to the sale of receivables during 1993. Revenues were also affected by the lower level of interest rates and correspondingly lower finance charges earned on the credit receivable and lease portfolio in 1993 compared with 1992. These decreases in revenues were partially offset by securitization and servicing fee income from retail notes previously sold. Additionally, lower borrowing rates and a decrease in average borrowings in 1993 resulted in a 12 percent decrease in interest expense in 1993 compared to 1992.

     Total credit receivable and lease amounts 60 days or more past due were $14 million at October 31, 1994 compared with $16 million at October 31, 1993. These past-due amounts represented .31 percent of the credit receivables and leases financed at October 31, 1994 and .42 percent at October 31, 1993. The allowance for credit losses, which totaled $86 million at the end of 1994 and $83 million one year ago, represented 1.87 percent and 2.17 percent, respectively, of the balance of credit receivables and leases financed at October 31, 1994 and 1993. Deposits withheld from dealers and merchants, which are available for potential credit losses, amounted to $127 million at October 31, 1994.

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

INSURANCE AND HEALTH CARE OPERATIONS
- - --------------------------------------------------------------------------------
Deere & Company's insurance subsidiaries consist of John Deere Insurance Group,
Inc. and its subsidiaries in the United States, which provide life/health and property/casualty coverages to the general public nationwide, and John Deere
Insurance Company of Canada. John Deere Health Care, Inc., directly or through its health maintenance organizations, provides administrative services and managed health care programs for Deere & Company and other companies.

     Condensed combined financial information of the insurance and health care operations in millions of dollars follows:

- - --------------------------------------------------------------------------------
                                                             OCTOBER 31
FINANCIAL POSITION                                      1994           1993
- - --------------------------------------------------------------------------------

Cash . . . . . . . . . . . . . . . . . . . . . . .       $99         $  101
Marketable securities carried at cost. . . . . . .     1,126            995
Other assets . . . . . . . . . . . . . . . . . . .       446            357
                                                      ------         ------
  Total assets . . . . . . . . . . . . . . . . . .    $1,671         $1,453
                                                      ------         ------
                                                      ------         ------

Claims and reserves. . . . . . . . . . . . . . . .    $  763         $  673
Unearned premiums. . . . . . . . . . . . . . . . .       154            128
Other liabilities. . . . . . . . . . . . . . . . .       272            204
Stockholder's equity . . . . . . . . . . . . . . .       482            448
                                                      ------         ------
  Total liabilities and stockholder's equity . . .    $1,671         $1,453
                                                      ------         ------
                                                      ------         ------
- - --------------------------------------------------------------------------------



- - --------------------------------------------------------------------------------
                                                    YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                              1994      1993      1992
- - --------------------------------------------------------------------------------

Premiums . . . . . . . . . . . . . . . . . .       $813      $698      $637
Investment income. . . . . . . . . . . . . .         94        98        97
                                                   ----      ----      ----
  Total revenues . . . . . . . . . . . . . .        907       796       734
                                                   ----      ----      ----
Expenses:
  Claims and benefits. . . . . . . . . . . .        696       609       565
  Selling, administrative and general. . . .        156       132       132
                                                   ----      ----      ----
    Total. . . . . . . . . . . . . . . . . .        852       741       697
                                                   ----      ----      ----
Income of consolidated group before
  income taxes and changes in accounting . .         55        55        37
Provision for income taxes . . . . . . . . .         13        15         7
                                                   ----      ----      ----
Income of consolidated group before
  changes in accounting. . . . . . . . . . .         42        40        30
Equity in income of unconsolidated affiliate          5         2         2
                                                   ----      ----      ----
Income before changes in accounting. . . . .         47        42        32
Changes in accounting. . . . . . . . . . . .                   (3)
                                                   ----      ----      ----
Net income . . . . . . . . . . . . . . . . .       $ 47      $ 39      $ 32
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------

     Insurance premium revenues of $19 million in 1994, $26 million in 1993 and $27 million in 1992 and health care premium revenues of $132 million in 1994, $118 million in 1993 and $114 million in 1992 related to coverages provided to Deere & Company and its subsidiaries.

     Income of the insurance and health care operations totaled $47 million in 1994 compared with $42 million in 1993 before the cumulative effect of adopting FASB Statements No. 106 and 112, and $32 million in 1992. The increase in 1994 income compared with 1993 resulted mainly from higher volumes and improved underwriting performance this year from the health care operations. Insurance and health care premiums increased 16 percent in 1994, while claims, policy benefits and other expenses increased 15 percent from 1993. Net income of the insurance and health care operations totaled $39 million in 1993 including the cumulative effect of the changes in accounting standards. Additional information on changes in accounting is presented on pages 32, 33 and 45 of the notes to the consolidated financial statements.

     The increase in 1993 net income resulted mainly from improved insurance underwriting income compared with 1992, which had higher loss experience, and higher health care income as a result of higher volumes and improved underwriting performance in 1993. Insurance and health care premiums increased 10 percent in 1993, while claims, policy benefits and other expenses increased six percent from 1992.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)
- - --------------------------------------------------------------------------------
The discussion of capital resources and liquidity has been
organized to review separately, where appropriate, the company's Equipment
Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS
The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external borrowing sources.

                                   [Bar Graph]

EQUIPMENT OPERATIONS (in millions)

               Cash Provided by Operations   Purchases of Property and Equipment
     1992                   $148                          $276
     1993                   $702                          $197
     1994                   $677                          $215

     Cash flows from operating activities were slightly lower in 1994 compared with 1993, mainly as a result of $200 million of additional contributions to the pension fund and an increase in dealer receivables and company-owned inventories, which were mostly offset by significantly higher income and increased dividends from the Financial Services subsidiaries. Cash flows from operating activities totaled $677 million in 1994, which included dividends of $227 million received from the Financial Services subsidiaries. Proceeds from the reduction in receivables from the Financial Services subsidiaries were $320 million. The aggregate amount of these cash flows was used primarily to fund a decrease in borrowings of $487 million, purchases of property and equipment of $215 million, the payment of dividends to stockholders of $172 million and the acquisition of Homelite for $120 million.

     Over the last three years, operating activities have provided an aggregate of $1,527 million in cash, including dividends received from the Financial Services subsidiaries of $413 million. Proceeds from the issuance of common stock were $625 million during this three-year period. The aggregate amount of these cash flows was used mainly to fund a decrease in borrowings of $824 million, purchases of property and equipment of $688 million, stockholders' dividends of $477 million and the acquisition of Homelite for $120 million.

     Net dealer accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Dealer receivables, excluding the acquired Homelite receivables, increased by only $88 million during 1994, despite the sizeable increase in retail demand for the company's products. North American agricultural equipment dealer receivables decreased $44 million, North American industrial equipment dealer receivables decreased $11 million and North American lawn and grounds care equipment receivables, excluding Homelite, increased $62 million. Total overseas dealer receivables were $81 million higher than one year ago due to an increase in sales and higher foreign currency exchange rates in 1994. The ratios of worldwide net dealer accounts and notes receivable to fiscal year net sales, excluding Homelite, at October 31 were 38 percent in 1994, 43 percent in 1993 and 51 percent in 1992.

     The collection period for receivables from dealers averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was seven percent at October 31, 1994 compared with 11 percent at both October 31, 1993 and 1992.

     Company-owned inventories, excluding the acquired Homelite inventories, increased by $175 million in 1994. Since most of these inventories are valued on the last-in, first-out (LIFO) method, lower prevailing costs from prior years are assigned to beginning inventories, which magnifies inventory increases that are valued at higher current costs. Inventories, excluding Homelite, valued on an approximate current cost basis increased by only 13 percent during 1994 compared to an increase in production tonnage and net sales of 18 percent during the same period.

     Total interest-bearing debt of the Equipment Operations was $1,073 million at the end of 1994 compared with $1,546 million at the end of 1993 and $2,090 million at the end of 1992. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1994, 1993 and 1992 was 29.6 percent, 42.6 percent and 44.1 percent, respectively.

     The average short-term borrowings and the weighted average interest rate incurred thereon during 1994, excluding the current portion of long-term borrowings, were $280 million and 5.9 percent, respectively, compared with $1,050 million and 6.0 percent, respectively, in 1993. During 1992, average short-term borrowings were $1,030 million with an average interest rate of 7.2 percent.

     In January 1994, Deere & Company redeemed the $80 million balance of its outstanding 8% debentures due 2002 and, in March 1994, redeemed $37 million of its 8.45% debentures due 2000. During 1994, Deere & Company also retired $21 million of its medium-term notes. Additional information is included in the discussion of "Long-Term Borrowings" on pages 42 and 43.

FINANCIAL SERVICES
The Financial Services credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the Capital Corporation periodically sells substantial amounts of retail notes in the public market. The insurance and health care operations generate their funds through internal operations and have no external borrowings.

Cash flows from the company's Financial Services operating activities were $269 million in 1994. Cash provided by financing activities totaled $472 million in 1994, representing an increase in outside borrowings of $1,019 million, which was partially offset by a decrease in payables to the Equipment Operations of $320 million and $227 million of dividends paid to the Equipment Operations. The aggregate cash provided by operating activities, financing activities and a $125 million decrease in cash and cash equivalents was used primarily to increase credit receivables. Cash used for investing activities totaled $866 million in 1994, primarily due to the cost of credit receivables acquired exceeding collections by $1,323 million, which was partially offset by the net proceeds of $560 million received from the securitization and sale of receivables in the public market. Within the Financial Services operations, the positive cash flows from insurance and health care operations were primarily invested in marketable securities.

     Over the past three years, the Financial Services operating activities have provided $798 million in cash and proceeds from the sale of receivables have provided $2,446 million. These amounts have been used mainly to fund credit receivable acquisitions which exceeded collections by $2,414 million, $413 million of dividends to the Equipment Operations, an increase of $242 million in marketable securities and a decrease of $112 million in outside borrowings.

     Marketable securities carried at cost consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. The $131 million increase in 1994 resulted primarily from the continuing growth in the insurance and health care operations.

     Credit receivables increased by $747 million in 1994 compared with 1993. The discussion of "Credit Operations" on pages 27 through 29, and pages 39 through 40 of the notes to the consolidated financial statements provides detailed information on these receivables.

     Total interest-bearing debt of the credit subsidiaries was $3,618 million at the end of 1994 compared with $2,603 million at the end of 1993 and $3,463 million at the end of 1992. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 5.3 to 1 at the end of 1994 compared with 3.8 to 1 at the end of 1993 and 4.6 to 1 at the end of 1992.

     The average short-term borrowings of the credit subsidiaries and the weighted average interest rate incurred thereon during 1994, excluding the current portion of long-term borrowings, were $1,850 million and 4.6 percent, respectively, compared with $1,401 million and 4.3 percent, respectively, in 1993. During 1992, average short-term borrowings were $2,150 million with an average interest rate of 4.9 percent.

     In January 1994, the Capital Corporation redeemed the $40 million balance of its outstanding 9.35% subordinated debentures due 2003. During 1994, the Capital Corporation also issued $189 million and retired $355 million of its medium-term notes. Additional information on these borrowings is included in the discussion of "Long-Term Borrowings" on pages 42 through 43.

     In the 1994, 1993 and 1992 fiscal years, the Capital Corporation received net proceeds of $560 million, $1,143 million and $455 million, respectively, from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. In the 1992 fiscal year, the Capital Corporation also sold retail notes to a financial institution receiving proceeds of $228 million. Additional sales of retail notes are expected to be made in the future.

CONSOLIDATED
The company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,370 million at October 31, 1994, $1,378 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are two long-term credit agreement commitments totaling $2,434 million.

     Stockholders' equity was $2,558 million at October 31, 1994 compared with $2,085 million and $2,650 million at October 31, 1993 and 1992, respectively. The increase in 1994 was caused primarily by net income of $604 million and an increase in common stock of $55 million, partially offset by dividends declared of $176 million, an increase of $33 million in the minimum pension liability adjustment described under "Pension Benefits" on pages 35 and 36 and a $24 million change in the cumulative translation adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - --------------------------------------------------------------------------------
Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

     The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Unconsolidated subsidiaries and affiliates at October 31, 1994 consisted primarily of equipment affiliates in Brazil, Mexico and the United States, and a United States reinsurance affiliate. Consolidated retained earnings at October 31, 1994 include undistributed earnings of the unconsolidated affiliates of $58 million. Dividends from unconsolidated affiliates were $2 million in 1994, 1993 and 1992.

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

     During 1994, 1993 and 1992, the credit subsidiaries sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. At the time of the sales, "other receivables" from the trusts were recorded at net present value. The receivables relate to deposits made pursuant to recourse provisions and other payments to be received under the sales agreements. The receivables will be amortized to their value at maturity using the interest method. The credit subsidiaries are also compensated by the trusts for certain expenses incurred in the administration of these receivables. Securitization and servicing fee income includes both the amortization of the above receivables and reimbursed administrative expenses.

     Insurance and health care premiums are generally recognized as earned over the terms of the related policies. Insurance and health care claims and reserves include liabilities for unpaid claims and future policy benefits. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses, which vary with the production of business, are deferred and amortized over the terms of the related policies. The liability for unpaid claims and claims adjustment expenses is based on estimated costs of settling the claims using past experience adjusted for current trends. The liability for future policy benefits on traditional life insurance policies is based on the mortality, interest and withdrawal assumptions prevailing at the time the policies are issued. The liability for universal life type contracts is the total of the policyholder accumulated funds. The receivable for amounts recoverable from reinsurers is estimated based on the corresponding claim liability associated with the reinsured policies. Interest rates used in calculating future policyholder benefits and universal life account values range from four and one-half to 11 percent.

     In the first quarter of 1994, the company adopted FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. This Statement eliminates the practice of reporting amounts for reinsured contracts net of the effects of reinsurance. The consolidated balance sheet for 1993 was restated which increased total assets and liabilities by immaterial amounts. There were no effects on stockholders' equity or the consolidated income statement. Additional information is presented in the discussion of "Reinsurance" on page 35.

     In the fourth quarter of 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Prior quarters of 1993 were restated as required by this Statement. The company elected to recognize the pretax transition obligation of $1,712 million ($1,095 million or $14.17 per share net of deferred income taxes) as a one-time charge to earnings in 1993. For years prior to 1993, postretirement benefits were generally included in costs as covered expenses were actually incurred. The adoption of FASB Statement No. 106 resulted in an incremental pretax expense of $58 million ($37 million or $.48 per share net of deferred income taxes) compared with expense determined under the previous accounting principle. The incremental postretirement benefits expense relating to the Financial Services subsidiaries was immaterial. Additional information is presented in the discussion of "Postretirement Benefits Other Than Pensions" on pages 36 through 37, and the "Supplemental 1994 and 1993 Quarterly Information (Unaudited)" on page 45.

     In the fourth quarter of 1993, the company adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits, effective November 1, 1992. The company previously accrued certain disability-related benefits when the disability occurred. Results for the first quarter of 1993 were restated for the cumulative pretax charge resulting from this change in accounting as of November 1, 1992 which totaled $16 million ($10 million or $.13 per share net of deferred income taxes). The adoption of FASB Statement No. 112 resulted in incremental 1993 pretax expense of $2 million ($1 million or $.01 per share net of deferred income taxes) compared with expense determined under the previous accounting principle. The adoption of FASB Statement No. 112 had an immaterial effect on the Financial Services subsidiaries. Additional information is presented in the "Supplemental 1994 and 1993 Quarterly Information (Unaudited)" on page 45.

     In May 1993, the FASB issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires that the insurance and health care operations' investments in debt and equity securities be classified in the following three categories: trading, held-to-maturity or available-for-sale. The company intends to designate all but a small portion of its debt securities as held-to-maturity and, therefore, retain the current amortized cost basis of accounting. The new standard must be adopted in 1995 and is not expected to have a material effect on the company's net income or financial position.

     In August 1994, Deere & Company purchased the Homelite division of Textron, Inc. for approximately $120 million. Homelite is a leading producer of outdoor power equipment, including string trimmers, chain saws, leaf blowers, brushcutters and related equipment for the homeowner and commercial markets. The purchase cost exceeded the fair value of net assets acquired by $11 million, which is included in intangible assets and will be amortized to expense over 15 years. The purchase did not have a material effect on the company's operating results.

     Certain amounts for prior years have been reclassified to conform with 1994 financial statement presentations.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 1994,
1993 AND 1992
- - --------------------------------------------------------------------------------
The company's operations are categorized into five business segments described as follows.

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

     The company's worldwide lawn and grounds care equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand held products such as chain saws, string trimmers and leaf blowers; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks.

     The company's credit segment, which operates in the United States and Canada, primarily finances and services: retail notes related to sales by John Deere dealers of new and used equipment; retail notes related to sales by non-Deere dealers of recreational vehicle and recreational marine products; leases of John Deere equipment to retail customers; unsecured revolving charge accounts acquired from merchants; and wholesale notes for certain inventories held by recreational vehicle and engine dealers.

     The company's insurance and health care segment issues policies in the United States and Canada primarily for: a general line of property and casualty insurance to John Deere and non-Deere dealers and to the general public; group life and group accident and health insurance for employees of participating John Deere dealers and employees of the company; and life and annuity products to the general public. This segment also provides health management programs and related administrative services in the United States to corporate customers and employees of Deere & Company.

     Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine industry segment and geographic area data. Intersegment sales and revenues represent sales of components, insurance and health care premiums, and finance charges. Interarea sales represent sales of complete machines, service parts and components to units in other geographic areas. Intersegment sales and revenues and interarea sales are generally priced at market prices. Overseas operations are defined to include all activities of divisions, subsidiaries and affiliated companies conducted outside the United States and Canada.

     Information relating to operations by industry segment in millions of dollars follows. Comments relating to these data are included in Management's Discussion and Analysis.

- - --------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                  1994      1993      1992
- - --------------------------------------------------------------------------------

NET SALES AND REVENUES
Unaffiliated customers:
  Agricultural equipment net sales . . . . .     $4,718    $4,078    $3,759
  Industrial equipment net sales . . . . . .      1,640     1,348     1,068
  Lawn and grounds care equipment
    net sales. . . . . . . . . . . . . . . .      1,305     1,053       896
  Credit revenues. . . . . . . . . . . . . .        515       523       532
  Insurance and health care revenues . . . .        756       652       592
                                                 ------    ------    ------
    Total. . . . . . . . . . . . . . . . . .      8,934     7,654     6,847
                                                 ------    ------    ------
Intersegment:
  Agricultural equipment net sales . . . . .        119       123        91
  Industrial equipment net sales . . . . . .        104        85        66
  Credit revenues. . . . . . . . . . . . . .          1         1         1
  Insurance and health care revenues . . . .        151       144       142
                                                 ------    ------    ------
    Total. . . . . . . . . . . . . . . . . .        375       353       300
                                                 ------    ------    ------
Unaffiliated customers and intersegment:
  Agricultural equipment net sales . . . . .      4,837     4,201     3,850
  Industrial equipment net sales . . . . . .      1,744     1,433     1,134
  Lawn and grounds care equipment
    net sales. . . . . . . . . . . . . . . .      1,305     1,053       896
  Credit revenues. . . . . . . . . . . . . .        516       524       533
  Insurance and health care revenues . . . .        907       796       734
  Elimination of intersegment. . . . . . . .       (375)     (353)     (300)
                                                 ------    ------    ------
Total. . . . . . . . . . . . . . . . . . . .      8,934     7,654     6,847
Other revenues . . . . . . . . . . . . . . .         96       100       114
                                                 ------    ------    ------
CONSOLIDATED NET SALES AND REVENUES. . . . .     $9,030    $7,754    $6,961
                                                 ------    ------    ------
                                                 ------    ------    ------
- - --------------------------------------------------------------------------------


(continued)

- - --------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                  1994      1993      1992
- - --------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)
Agricultural equipment . . . . . . . . . . .    $   553   $   123*  $   106
Industrial equipment . . . . . . . . . . . .        132        20*      (71)
Lawn and grounds care equipment. . . . . . .        162        99*       42
Credit** . . . . . . . . . . . . . . . . . .        178       190       163
Insurance and health care**. . . . . . . . .         60        57        39
                                                -------   -------   -------
  Total operating profit . . . . . . . . . .      1,085       489*      279
                                                -------   -------   -------
OTHER INCOME AND (EXPENSE)
Interest income-net. . . . . . . . . . . . .          1         1         4
Interest expense-net . . . . . . . . . . . .       (114)     (177)     (195)
Foreign exchange loss. . . . . . . . . . . .         (3)       (4)       (7)
Corporate expenses-net . . . . . . . . . . .        (33)      (28)      (30)
Income taxes . . . . . . . . . . . . . . . .       (332)      (97)      (14)
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .       (481)     (305)     (242)
                                                -------   -------   -------
Income before changes in accounting. . . . .        604       184*       37
Changes in accounting. . . . . . . . . . . .               (1,105)
                                                -------   -------   -------
NET INCOME (LOSS). . . . . . . . . . . . . .    $   604   $  (921)* $    37
                                                -------   -------   -------
                                                -------   -------   -------

* In 1993, the operating profit of the agricultural equipment business segment includes restructuring costs of $107 million. In addition, the company adopted FASB Statements No. 106 and 112 in 1993. The incremental postretirement and postemployment benefits expense resulting from these accounting changes reduced the operating profit of the agricultural equipment, industrial equipment and lawn and grounds care equipment segments by $36 million, $16 million and $8 million, respectively.
** Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segment includes investment income.


- - --------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Agricultural equipment . . . . . . . . . . .    $ 3,424   $ 3,233   $ 3,549
Industrial equipment . . . . . . . . . . . .      1,168     1,129     1,110
Lawn and grounds care equipment. . . . . . .        989       767       767
Credit . . . . . . . . . . . . . . . . . . .      4,774     4,158     4,604
Insurance and health care. . . . . . . . . .      1,671     1,452     1,266
Corporate. . . . . . . . . . . . . . . . . .        755       728       150
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .    $12,781   $11,467   $11,446
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------
CAPITAL ADDITIONS
Agricultural equipment . . . . . . . . . . .    $   148   $   134   $   194
Industrial equipment . . . . . . . . . . . .         43        43        45
Lawn and grounds care equipment. . . . . . .         27        20        32
Credit . . . . . . . . . . . . . . . . . . .          3         1         2
Insurance and health care. . . . . . . . . .         10         7         8
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .    $   231   $   205   $  281
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------
DEPRECIATION EXPENSE
Agricultural equipment . . . . . . . . . . .    $   159   $   156   $   152
Industrial equipment . . . . . . . . . . . .         37        39        37
Lawn and grounds care equipment. . . . . . .         29        26        23
Credit . . . . . . . . . . . . . . . . . . .          2         2         2
Insurance and health care. . . . . . . . . .          3         2         2
Corporate. . . . . . . . . . . . . . . . . .          1         1         1
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .    $   231   $   226   $   217
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------


  The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. The percentages shown in the captions for net sales and revenues, operating profit (loss) and identifiable assets indicate the approximate proportion of each amount that relates to either the United States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1994, 1993 and 1992.


- - --------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                   1994      1993      1992
- - --------------------------------------------------------------------------------

NET SALES AND REVENUES
Unaffiliated customers:
  United States and Canada:
    Equipment net sales (90%). . . . . . . .    $ 5,860   $ 4,934   $ 4,147
    Financial Services revenues (95%). . . .      1,271     1,175     1,124
                                                -------   -------   -------
      Total. . . . . . . . . . . . . . . . .      7,131     6,109     5,271
  Overseas net sales (73%) . . . . . . . . .      1,803     1,545     1,576
                                                -------   -------   -------
      Total. . . . . . . . . . . . . . . . .      8,934     7,654     6,847
                                                -------   -------   -------
Interarea:
  United States and Canada equipment
   net sales . . . . . . . . . . . . . . . .        640       558       459
  Overseas net sales . . . . . . . . . . . .        360       322       317
                                                -------   -------   -------
      Total. . . . . . . . . . . . . . . . .      1,000       880       776
                                                -------   -------   -------
Unaffiliated customers and interarea:
  United States and Canada:
   Equipment net sales . . . . . . . . . . .      6,500     5,492     4,606
   Financial Services revenues . . . . . . .      1,271     1,175     1,124
                                                -------   -------   -------
      Total. . . . . . . . . . . . . . . . .      7,771     6,667     5,730
  Overseas net sales . . . . . . . . . . . .      2,163     1,867     1,893
  Elimination of interarea . . . . . . . . .     (1,000)     (880)     (776)
                                                -------   -------   -------
Total  . . . . . . . . . . . . . . . . . . .      8,934     7,654     6,847
Other revenues . . . . . . . . . . . . . . .         96       100       114
                                                -------   -------   -------
CONSOLIDATED NET SALES AND REVENUES. . . . .    $ 9,030   $ 7,754   $ 6,961
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
United States and Canada:
  Equipment operations (90%) . . . . . . . .    $   764   $   372*  $    74
  Financial Services (92%) . . . . . . . . .        238       247       202
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .      1,002       619*      276
Overseas equipment operations (47%). . . . .         83      (130)*       3
                                                -------   -------   -------
    Total operating profit . . . . . . . . .    $ 1,085   $   489*  $   279
                                                -------   -------   -------
                                                -------   -------   -------

* In 1993, the operating loss of the overseas equipment operations includes restructuring costs of $107 million. In addition, the company adopted FASB Statements No. 106 and 112 in 1993. The incremental postretirement and postemployment benefits expense resulting from these accounting changes reduced the operating profit of the United States and Canada equipment operations by $60 million.


- - --------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States and Canada:
  Equipment operations (92%) . . . . . . . .    $ 4,265   $ 3,951   $ 4,015
  Financial Services (92%) . . . . . . . . .      6,445     5,610     5,870
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .     10,710     9,561     9,885
Overseas equipment operations (79%). . . . .      1,316     1,178     1,411
Corporate. . . . . . . . . . . . . . . . . .        755       728       150
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .    $12,781   $11,467   $11,446
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------


(continued)


- - --------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                   1994      1993      1992
- - --------------------------------------------------------------------------------

CAPITAL ADDITIONS
United States and Canada:
  Equipment operations . . . . . . . . . . .    $   190   $   162   $   193
  Financial Services . . . . . . . . . . . .         13         8        10

                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .        203       170       203
Overseas equipment operations  . . . . . . .         28        35        78
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .    $   231   $   205   $   281
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------
DEPRECIATION EXPENSE
United States and Canada:
  Equipment operations . . . . . . . . . . .    $   166   $   159   $   151
  Financial Services . . . . . . . . . . . .          5         4        4
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .        171       163       155
Overseas equipment operations  . . . . . . .         59        62        61
Corporate. . . . . . . . . . . . . . . . . .          1         1         1
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .       $231      $226      $217
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------
NUMBER OF EMPLOYEES
United States and Canada:
  Equipment operations . . . . . . . . . . .     24,200    22,700    23,300
  Financial Services . . . . . . . . . . . .      2,400     2,300     2,300
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .     26,600    25,000    25,600
Overseas equipment operations  . . . . . . .      7,700     8,100     9,300
                                                -------   -------   -------
    Total. . . . . . . . . . . . . . . . . .     34,300    33,100    34,900
                                                -------   -------   -------
                                                -------   -------   -------
- - --------------------------------------------------------------------------------


     Total exports from the United States were $1,144 million in 1994, $961 million in 1993 and $778 million in 1992. Exports from the Europe, Africa and Middle East division were $495 million in 1994, $423 million in 1993 and $442 million in 1992. Most of these exports were to the United States and Canada. Net sales of service parts and accessories, which are included in total net sales, amounted to $1,492 million in 1994, $1,352 million in 1993 and $1,260 million in 1992.

REINSURANCE
- - --------------------------------------------------------------------------------
The company's insurance subsidiaries utilize reinsurance to limit their losses and reduce their exposure to large claims. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiaries are not relieved of their primary obligations to the policyholders. The financial condition of the reinsurers is evaluated to minimize any exposure to losses from insolvencies.

     Insurance and health care premiums earned in 1994 consisted of the following in millions of dollars:


                                       FINANCIAL   INTERCOMPANY
                                       SERVICES    ELIMINATIONS    CONSOLIDATED
- - --------------------------------------------------------------------------------

Premiums earned:
  Direct from policyholders. .           $832          $(149)          $683
  Reinsurance assumed. . . . .             47                            47
  Reinsurance ceded. . . . . .            (68)                          (68)
                                        ------         ------         ------
  Net premiums . . . . . . . .           $811          $(149)          $662
                                        ------         ------         ------
                                        ------         ------         ------
- - --------------------------------------------------------------------------------

     The difference between premiums earned and written is not material. Reinsurance recoveries on ceded reinsurance contracts during 1994 totaled $80 million and are deducted from "Insurance and Health Care Claims and Benefits" expense. At October 31, 1994, reinsurance receivables of $75 million and prepaid insurance premiums of $15 million were associated with a single reinsurer.

RESTRUCTURING COSTS
- - --------------------------------------------------------------------------------
During the second quarter of 1993, the company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $1.03 per share ($107 million before income taxes). The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years. As of October 31, 1994, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 60 percent complete.

PENSION BENEFITS
- - --------------------------------------------------------------------------------
The company has several pension plans covering substantially all of its United
States employees and employees in certain foreign countries. The United States plans and significant foreign plans in Canada, Germany and France are defined benefit plans in which the benefits are based primarily on years of service and employee compensation near retirement. It is the company's policy to fund its
United States plans according to the 1974 Employee Retirement Income Security
Act (ERISA) and income tax regulations. In Canada and France, the company's funding is in accordance with local laws and income tax regulations, while the
German pension plan is unfunded. Plan assets in the United States, Canada and
France consist primarily of common stocks, common trust funds, government securities and corporate debt securities.

     Provisions of FASB Statement No. 87 require the company to record a minimum pension liability relating to certain unfunded pension obligations, establish an intangible asset relating thereto and reduce stockholders' equity. At October 31, 1994, this minimum pension liability was remeasured, as required by the Statement. As a result, the adjustment to recognize the minimum pension liability was increased from $515 million at October 31, 1993 to $545 million at October 31, 1994; the related intangible asset was adjusted from $181 million to $158 million; and the amount by which stockholders' equity had been reduced was adjusted from $215 million to $248 million (net of applicable deferred income taxes of $119 million in 1993 and $139 million in 1994).

     The expense of all pension plans was $130 million in 1994, $151 million in 1993 and $121 million in 1992. In 1994, pension expense decreased by $46 million due to favorable investment experience and $26 million from a change in assumed rates of compensation increases, which were partially offset by $35 million from the utilization of a lower discount rate and $16 million from other actuarial experience. In 1993, pension expense increased $44 million from a change in mortality assumptions and other actuarial experience and by $6 million from utilization of a lower discount rate, which were partially offset by a reduction of $20 million resulting from favorable investment experience.

     The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:

- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

Service cost . . . . . . . . . . . . . . . .      $  79     $  74     $  63
Interest cost. . . . . . . . . . . . . . . .        286       283       259
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .        (86)     (590)     (157)
  Deferred gain (loss) . . . . . . . . . . .       (218)      324       (87)
Net amortization . . . . . . . . . . . . . .         43        32        18
                                                  -----     -----     -----
NET COST . . . . . . . . . . . . . . . . . .      $ 104     $ 123     $  96
                                                  -----     -----     -----
                                                  -----     -----     -----

Discount rates for obligations . . . . . . .        8.0%     7.25%      8.0%
Discount rates for expenses. . . . . . . . .       7.25%      8.0%     8.25%
Assumed rates of compensation increases. . .        5.0%      5.0%      5.7%
Expected long-term rate of return. . . . . .        9.7%      9.7%      9.7%
- - --------------------------------------------------------------------------------

     A reconciliation of the funded status of the United States plans at October 31 in millions of dollars follows:


- - -----------------------------------------------------------------------------------------------------------
                                                             1994                           1993
                                                   --------------------------    --------------------------
                                                     Assets       Accumulated      Assets       Accumulated
                                                     Exceed        Benefits        Exceed        Benefits
                                                   Accumulated      Exceed       Accumulated      Exceed
                                                    Benefits        Assets        Benefits        Assets
- - -----------------------------------------------------------------------------------------------------------

ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . . . .         $(1,522)       $(1,693)       $(1,555)       $(1,689)
  Nonvested benefit obligation . . . . . . .             (73)          (270)           (94)          (276)
                                                     -------        -------        -------        -------
  Accumulated benefit obligation . . . . . .          (1,595)        (1,963)        (1,649)        (1,965)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . . . .            (340)           (20)          (378)           (21)
                                                     -------        -------        -------        -------
Projected benefit obligation . . . . . . . .          (1,935)        (1,983)        (2,027)        (1,986)
Plan assets at fair value. . . . . . . . . .           1,756          1,767          1,805          1,510
                                                     -------        -------        -------        -------
Projected benefit obligation
  in excess of plan assets . . . . . . . . .            (179)          (216)          (222)          (476)
Unrecognized net loss. . . . . . . . . . . .              35            415            114            373
Prior service cost not yet
  recognized in net periodic
  pension cost . . . . . . . . . . . . . . .               9            154              3            176
Remaining unrecognized
  transition net asset
  from November 1, 1985. . . . . . . . . . .             (73)           (10)           (83)           (13)
Adjustment required to
  recognize minimum liability. . . . . . . .                           (545)                         (515)
                                                     -------        -------        -------        -------
PENSION LIABILITY RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . . . .         $  (208)       $  (202)       $  (188)       $  (455)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
- - -----------------------------------------------------------------------------------------------------------

     The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:

- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

Service cost . . . . . . . . . . . . . . . .      $   9     $  10     $  10
Interest cost. . . . . . . . . . . . . . . .         23        23        23
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .        (14)      (18)      (10)
  Deferred gain  . . . . . . . . . . . . . .          6         9
Net amortization . . . . . . . . . . . . . .          2         4         2
                                                  -----     -----     -----
NET COST . . . . . . . . . . . . . . . . . .      $  26     $  28     $  25
                                                  -----     -----     -----
                                                  -----     -----     -----

Discount rates for obligations . . . . . . .      7.0-8.3%  6.8-7.0%  7.0-7.5%
Discount rates for expenses. . . . . . . . .      6.8-7.0%  7.0-7.5%  7.0-9.3%
Assumed rates of compensation increases. . .      4.0-7.0%  4.0-7.0%  4.0-7.0%
Expected long-term rates of return . . . . .      6.8-7.0%  7.0-7.5%  7.0-9.3%
- - --------------------------------------------------------------------------------

     A reconciliation of the funded status of the foreign plans at October 31 in millions of dollars follows:


- - -----------------------------------------------------------------------------------------------------------
                                                             1994                           1993
                                                   --------------------------    --------------------------
                                                     Assets       Accumulated      Assets       Accumulated
                                                     Exceed        Benefits        Exceed        Benefits
                                                   Accumulated      Exceed       Accumulated      Exceed
                                                    Benefits        Assets        Benefits        Assets
- - -----------------------------------------------------------------------------------------------------------

ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . . . .         $   (68)       $  (237)       $   (81)       $  (202)
  Nonvested benefit obligation . . . . . . .                             (4)                           (4)
                                                     -------        -------        -------        -------
  Accumulated benefit obligation . . . . . .             (68)          (241)           (81)          (206)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . . . .             (11)           (41)           (10)           (36)
                                                     -------        -------        -------        -------
Projected benefit obligation . . . . . . . .             (79)          (282)           (91)          (242)
Plan assets at fair value. . . . . . . . . .             131                           124
                                                     -------        -------        -------        -------
Projected benefit obligation
  (in excess of) or
  less than plan assets. . . . . . . . . . .              52           (282)            33           (242)
Unrecognized net (gain) loss . . . . . . . .             (16)            (4)            4
Prior service cost not yet recognized
  in net periodic pension cost . . . . . . .               1                             1
Remaining unrecognized
  transition net (asset) obligation
  from November 1, 1987. . . . . . . . . . .             (16)            33            (18)            34
                                                     -------        -------        -------        -------
PREPAID PENSION ASSET
  (PENSION LIABILITY) RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . . . .         $    21        $  (253)       $    20        $  (208)
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
- - -----------------------------------------------------------------------------------------------------------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
- - --------------------------------------------------------------------------------
The company generally provides defined benefit health care and  life insurance plans for retired employees in the United States and Canada. Provisions of the benefit plans for hourly employees are, in large part, subject to collective bargaining. The plans for salaried employees include certain cost-sharing provisions. It is the company's policy to fund a portion of its obligations for the United States postretire ment health care benefit plans under provisions of
Internal Revenue Code Section 401(h). Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities.

     During the fourth quarter of 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective November 1, 1992. Additional information is presented in the "Summary of Significant Accounting Policies" on page 32, and the "Supplemental 1994 and 1993 Quarterly Information (Unaudited)" on page 45.

     The components of net periodic postretirement benefits cost and the significant assumptions for the United States and Canadian plans consisted of the following in millions of dollars and in percents:


- - --------------------------------------------------------------------------------
                                                        1994           1993
- - --------------------------------------------------------------------------------

HEALTH CARE
Service cost . . . . . . . . . . . . . . . .            $ 54           $ 28
Interest cost. . . . . . . . . . . . . . . .             117            120
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .              (4)           (21)
  Deferred gain (loss) . . . . . . . . . . .             (10)            11
Net amortization . . . . . . . . . . . . . .             (44)           (12)
                                                        ----           ----
  Net cost . . . . . . . . . . . . . . . . .             113            126
                                                        ----           ----
LIFE INSURANCE
Service cost . . . . . . . . . . . . . . . .               3              3
Interest cost. . . . . . . . . . . . . . . .              15             13
                                                        ----           ----
  Net cost . . . . . . . . . . . . . . . . .              18             16
                                                        ----           ----
TOTAL NET COST . . . . . . . . . . . . . . .            $131           $142
                                                        ----           ----
                                                        ----           ----
Discount rates for obligations . . . . . . .            8.25%           7.5%
Discount rates for expense . . . . . . . . .             7.5%          8.25%
Expected long-term rate of return. . . . . .             9.7%           9.7%

     Postretirement benefits cost was $86 million in 1992 under the previous accounting principle.
- - --------------------------------------------------------------------------------


     A reconciliation of the funded status of the United States and Canadian plans in millions of dollars follows:


- - ----------------------------------------------------------------------------------------------------------------------
                                                                         1994                          1993
                                                                ------------------------      ------------------------
                                                                Health           Life         Health           Life
                                                                 Care          Insurance       Care          Insurance
- - ----------------------------------------------------------------------------------------------------------------------

ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATIONS
  Retirees . . . . . . . . . . . . . . . . . . . . . .         $(1,120)         $(112)       $(1,042)         $(117)
  Fully eligible active plan participants. . . . . . .            (167)           (24)          (209)           (24)
  Other active plan participants . . . . . . . . . . .            (302)           (46)          (279)           (52)
                                                               -------          -----        -------          -----
  Total. . . . . . . . . . . . . . . . . . . . . . . .          (1,589)          (182)        (1,530)          (193)
Plan assets at fair value. . . . . . . . . . . . . . .             153                           129
                                                               -------          -----        -------          -----
Accumulated postretirement benefit
  obligation in excess of plan assets. . . . . . . . .          (1,436)          (182)        (1,401)          (193)
Unrecognized net loss. . . . . . . . . . . . . . . . .             106                           125             20
Prior service credit not yet recognized
  in net periodic postretirement
  benefits costs . . . . . . . . . . . . . . . . . . .            (175)                         (222)            (1)
                                                               -------          -----        -------          -----
POSTRETIREMENT BENEFIT LIABILITY
  RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . . . . . . . . .         $(1,505)         $(182)       $(1,498)         $(174)
                                                               -------          -----        -------          -----
                                                               -------          -----        -------          -----
- - ----------------------------------------------------------------------------------------------------------------------


     The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) used to determine 1994 cost was assumed to be 8.2 percent for 1995 decreasing gradually to 4.5 percent by the year 2001. The annual rate of increase in the health care cost trend rate used to determine 1993 cost was assumed to be 1.3 percent for 1994 increasing to 9.0 percent in 1995 and decreasing gradually to 4.3 percent by the year 2001. The 1994 rate was lower than normal due to the effects of plan changes, particularly the migration of employees to managed care programs and company-operated clinics. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of October 31, 1994 by $163 million and the aggregate of the service and interest cost components of net periodic postretirement benefits cost for the year then ended by $23 million.

INCOME TAXES
- - --------------------------------------------------------------------------------
The provision for income taxes by location of the taxing jurisdiction and by significant component consisted of the following in millions of dollars:

- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

EQUIPMENT OPERATIONS
Current:
  United States:
    Federal. . . . . . . . . . . . . . . . .       $169      $ 12      $(58)
    State. . . . . . . . . . . . . . . . . .         11         3         1
  Foreign. . . . . . . . . . . . . . . . . .         42        30        12
                                                   ----      ----      ----
      Total current. . . . . . . . . . . . .        222        45       (45)
                                                   ----      ----      ----
Deferred:
  United States:
    Federal. . . . . . . . . . . . . . . . .         28       (26)       (5)
    State. . . . . . . . . . . . . . . . . .          2        (2)       (6)
  Foreign. . . . . . . . . . . . . . . . . .          3        (3)        7
                                                   ----      ----      ----
      Total deferred . . . . . . . . . . . .         33       (31)       (4)
                                                   ----      ----      ----
        Total. . . . . . . . . . . . . . . .        255        14       (49)
                                                   ----      ----      ----
FINANCIAL SERVICES
Current:
  United States:
    Federal. . . . . . . . . . . . . . . . .         75        70        67
    State. . . . . . . . . . . . . . . . . .          1         1
  Foreign. . . . . . . . . . . . . . . . . .          8        10         9
                                                   ----      ----      ----
      Total current. . . . . . . . . . . . .         84        81        76
                                                   ----      ----      ----
Deferred United States federal . . . . . . .         (7)        2       (12)
                                                   ----      ----      ----
        Total. . . . . . . . . . . . . . . .         77        83        64
                                                   ----      ----      ----
CONSOLIDATED PROVISION FOR INCOME TAXES. . .       $332      $ 97      $ 15
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------


     Based upon location of the company's operations, the consolidated income
(loss) before income taxes in the United States in 1994, 1993 and 1992 was $781 million, $353 million and $49 million, respectively, and in foreign countries was $140 million, $(80) million and $(6) million, respectively. Certain overseas operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income (loss) by location and the preceding analysis of the income tax provision (credit) by taxing jurisdiction are, therefore, not directly related.

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

     A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

UNITED STATES FEDERAL INCOME TAX PROVISION
AT A STATUTORY RATE OF 35 PERCENT IN 1994,
34.83 PERCENT IN 1993 AND 34 PERCENT IN 1992       $322      $ 95      $ 15
                                                   ----      ----      ----
EQUIPMENT OPERATIONS
INCREASE (DECREASE) RESULTING FROM:
State and local income taxes, net of
  federal income tax benefit . . . . . . . .          8         1        (3)
Taxes on foreign income which differ from
  the United States statutory rate . . . . .          7        25        10
Effect of statutory tax rate change on
  deferred taxes . . . . . . . . . . . . . .                  (16)
Realization of benefits of tax loss
  and tax credit carryforwards . . . . . . .         (4)       (4)       (1)
Other adjustments - net. . . . . . . . . . .          3        (1)       (2)
                                                   ----      ----      ----
  Total. . . . . . . . . . . . . . . . . . .         14         5         4
                                                   ----      ----      ----
FINANCIAL SERVICES
INCREASE (DECREASE) RESULTING FROM:
Tax exempt investment income . . . . . . . .         (5)       (6)       (6)
Effect of statutory tax rate change
  on deferred taxes. . . . . . . . . . . . .                   (1)
Other adjustments - net. . . . . . . . . . .          1         4         2
                                                   ----      ----      ----
    Total. . . . . . . . . . . . . . . . . .         (4)       (3)       (4)
                                                   ----      ----      ----
CONSOLIDATED PROVISION FOR INCOME TAXES. . .       $332      $ 97       $15
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------


     In 1992, the company adopted FASB Statement No. 109, Accounting for Income Taxes. There was no cumulative effect of adoption or current effect on continuing operations mainly because the company had previously adopted FASB Statement No. 96, Accounting for Income Taxes, in 1988.

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:


- - -----------------------------------------------------------------------------------------------------------------------
                                                                          1994                          1993
                                                                -------------------------     -------------------------
                                                                Deferred       Deferred       Deferred       Deferred
                                                                   Tax            Tax            Tax            Tax
                                                                 Assets       Liabilities      Assets       Liabilities
- - -----------------------------------------------------------------------------------------------------------------------

EQUIPMENT OPERATIONS
Deferred installment sales income. . . . . . . . . . .                           $265                          $249
Tax over book depreciation . . . . . . . . . . . . . .                             98                            96

Accrual for retirement and
  postemployment benefits. . . . . . . . . . . . . . .          $  578                        $  605
Accrual for sales allowances . . . . . . . . . . . . .             144                           140
Minimum pension liability
  adjustment . . . . . . . . . . . . . . . . . . . . .             142                           123
Accrual for vacation pay . . . . . . . . . . . . . . .              39                            35
Accrual for restructuring costs. . . . . . . . . . . .              28                            32
Tax loss and tax credit carryforwards. . . . . . . . .              24                            23
Allowances for doubtful receivables. . . . . . . . . .               6                             6
Other items. . . . . . . . . . . . . . . . . . . . . .              50             13             45             15
Less valuation allowance . . . . . . . . . . . . . . .             (28)                          (29)
                                                                ------           ----         ------           ----
     Total . . . . . . . . . . . . . . . . . . . . . .          $  983           $376         $  980           $360
                                                                ------           ----         ------           ----
- - -----------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES
Allowances for doubtful
  receivables and leases . . . . . . . . . . . . . . .          $   33                        $   27
Claims and benefits reserves . . . . . . . . . . . . .              23                            25
Unearned premiums. . . . . . . . . . . . . . . . . . .              11                             6
Accrual for retirement and
  postemployment benefits. . . . . . . . . . . . . . .               3                             3
Other items. . . . . . . . . . . . . . . . . . . . . .              12           $ 23              7           $ 15
                                                                ------           ----         ------           ----
  Total. . . . . . . . . . . . . . . . . . . . . . . .              82             23             68             15
                                                                ------           ----         ------           ----
CONSOLIDATED DEFERRED
  INCOME TAX ASSETS
  AND LIABILITIES. . . . . . . . . . . . . . . . . . .          $1,065           $399         $1,048           $375
                                                                ------           ----         ------           ----
                                                                ------           ----         ------           ----
- - -----------------------------------------------------------------------------------------------------------------------


     At October 31, 1994, accumulated earnings in certain overseas subsidiaries and affiliates totaled $430 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

     Deere & Company files a consolidated federal income tax return in the United States, which includes certain wholly-owned Financial Services subsidiaries, primarily John Deere Capital Corporation, John Deere Credit, Inc. and the health care subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns. Deere & Company's insurance subsidiaries file separate federal income tax returns.

     During 1994, 1993 and 1992, the company recognized $4 million, $4 million and $1 million, respectively, of income tax benefits relating to tax loss and tax credit carryforwards from previous years. At October 31, 1994, certain foreign tax loss and tax credit carryforwards were available. The expiration dates and amounts in millions of dollars are as follows: 1996 - $2, 1997 - $5, 1998 - $9, 1999 - $6 and unlimited - $2.

MARKETABLE SECURITIES
- - --------------------------------------------------------------------------------
Marketable securities are held by the insurance and health care subsidiaries.
Fixed maturities, consisting of corporate bonds, government bonds and certificates of deposit, are carried at amortized cost and generally held to maturity. Equity securities, consisting  of common and preferred stocks, are carried at cost. Realized gains or losses from the sales of marketable securities are based on the specific identification method. A discussion of FASB
Statement  No. 115, Accounting for Certain Investments in Debt and Equity
Securities, which will be adopted in fiscal year 1995, is found on page 33 of the "Summary of Significant Accounting Policies".

     The value of marketable securities at October 31 in millions of dollars follows:


- - --------------------------------------------------------------------------------
                                             1994                1993
                                     ------------------  ------------------
                                     Carrying    Market  Carrying    Market
                                       Value      Value    Value      Value
- - --------------------------------------------------------------------------------

Fixed maturities . . . . . . . . .     $1,083    $1,051      $951    $1,042
Equity securities. . . . . . . . .         34        38        36        37
Other. . . . . . . . . . . . . . .          9         9         8        11
                                       ------    ------      ----    ------
  Marketable securities. . . . . .     $1,126    $1,098      $995    $1,090
                                       ------    ------      ----    ------
                                       ------    ------      ----    ------
- - --------------------------------------------------------------------------------


     The carrying value and market value of fixed maturities in millions of dollars follow:


- - --------------------------------------------------------------------------------
                                                  Gross       Gross
                                     Carrying  Unrealized  Unrealized  Market
                                       Value      Gains      Losses     Value
- - --------------------------------------------------------------------------------

October 31, 1994:
  United States government
    and its agencies . . . . . . .     $  426      $  6        $30     $  402
  States and municipalities. . . .        214         9          5        218
  Corporate. . . . . . . . . . . .        442         9         21        430
  Other. . . . . . . . . . . . . .          1                               1
                                       ------       ---        ---     ------
    Fixed maturities . . . . . . .     $1,083       $24        $56     $1,051
                                       ------       ---        ---     ------
                                       ------       ---        ---     ------
October 31, 1993:
  United States government
    and its agencies . . . . . . .     $  342       $31        $ 1     $  372
  States and municipalities. . . .        208        21                   229
  Corporate. . . . . . . . . . . .        393        40                   433
  Other. . . . . . . . . . . . . .          8                               8
                                       ------       ---        ---     ------
    Fixed maturities . . . . . . .     $  951      $ 92        $ 1     $1,042
                                       ------       ---        ---     ------
                                       ------       ---        ---     ------
- - --------------------------------------------------------------------------------


     The contractual maturities of fixed maturities at October 31, 1994 in millions of dollars follow:


- - --------------------------------------------------------------------------------
                                                    Carrying         Market
                                                      Value           Value
- - --------------------------------------------------------------------------------

Due in one year or less. . . . . . . . . . .          $   40         $   41
Due after one year through five years. . . .             231            227
Due after five years through 10 years. . . .             282            272
Due after 10 years . . . . . . . . . . . . .             530            511
                                                      ------         ------
   Fixed maturities. . . . . . . . . . . . .          $1,083         $1,051
                                                      ------         ------
                                                      ------         ------
- - --------------------------------------------------------------------------------


     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of fixed maturities were $8 million in 1994, $23 million in 1993 and $18 million in 1992. Gross realized gains were none in 1994 and $1 million in both 1993 and 1992. There were no gross realized losses in all three years.

DEALER ACCOUNTS AND NOTES RECEIVABLE
- - --------------------------------------------------------------------------------
Dealer accounts and notes receivable at October 31 consisted of the following in millions of dollars:


- - --------------------------------------------------------------------------------
                                                        1994           1993
- - --------------------------------------------------------------------------------

Dealer accounts and notes:
  Agricultural . . . . . . . . . . . . . . .          $1,678         $1,662

  Industrial . . . . . . . . . . . . . . . .             551            551
  Lawn and grounds care. . . . . . . . . . .             580*           467
                                                      ------         ------
     Total . . . . . . . . . . . . . . . . .           2,809          2,680
Other receivables. . . . . . . . . . . . . .             153            132
                                                      ------         ------
  Total. . . . . . . . . . . . . . . . . . .           2,962          2,812
Less allowance for doubtful receivables. . .              23             18
                                                      ------         ------
  Dealer accounts and notes receivable-net .          $2,939*        $2,794
                                                      ------         ------
                                                      ------         ------

* Includes $41 million of Homelite receivables.
- - --------------------------------------------------------------------------------


     At October 31, 1994 and 1993, dealer notes included above were $490 million and $414 million, respectively.

     Dealer accounts and notes receivable arise primarily from sales to dealers of John Deere agricultural, industrial and lawn and grounds care equipment. The company retains as collateral a security interest in the equipment associated with these receivables. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Interest is charged on balances outstanding after certain interest-free periods, which range from six to nine months for agricultural tractors, six months for industrial equipment, and from five to 24 months for most other equipment. Dealer accounts and notes receivable have significant concentrations of credit risk in the agricultural, industrial and lawn and grounds care business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

CREDIT RECEIVABLES
- - --------------------------------------------------------------------------------
Credit receivables at October 31 consisted of the following in millions of dollars:


- - --------------------------------------------------------------------------------
                                                        1994           1993
- - --------------------------------------------------------------------------------

Retail notes:
  John Deere equipment:
    Agricultural . . . . . . . . . . . . . .          $2,798         $2,242
    Industrial . . . . . . . . . . . . . . .             535            351
    Lawn and grounds care. . . . . . . . . .             204            213
  Recreational products. . . . . . . . . . .           1,359          1,361
                                                      ------         ------
    Total. . . . . . . . . . . . . . . . . .           4,896          4,167
Revolving charge accounts. . . . . . . . . .             438            331
Financing leases . . . . . . . . . . . . . .             182            146
Wholesale notes. . . . . . . . . . . . . . .             142            110
                                                      ------         ------
  Total credit receivables . . . . . . . . .           5,658          4,754
                                                      ------         ------
Less:
  Unearned finance income:
    Deere notes. . . . . . . . . . . . . . .             559            390
    Recreational product notes . . . . . . .             486            507
    Financing leases . . . . . . . . . . . .              25             19
                                                      ------         ------
      Total. . . . . . . . . . . . . . . . .           1,070            916
                                                      ------         ------
  Allowance for doubtful receivables . . . .              86             83
                                                      ------         ------
    Credit receivables - net . . . . . . . .          $4,502         $3,755
                                                      ------         ------
                                                      ------         ------
- - --------------------------------------------------------------------------------

     At October 31, 1994, $116 million of the credit receivables was financed by the Equipment Operations and $4,386 million by the credit subsidiaries.

     Credit receivables have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care, and recreational product business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes and leases.

     At October 31, 1994 and 1993, the estimated fair values of total credit receivables were $4,497 million and $3,844 million, respectively, compared to the carrying values of $4,502 million and $3,755 million, respectively. The fair values of fixed-rate retail notes and financing leases were based on the discounted values of their related cash flows at current market interest rates. The fair values of variable-rate retail notes, revolving charge accounts and wholesale notes approximate the carrying amounts.

     Credit receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

- - --------------------------------------------------------------------------------
                                                        1994           1993
- - --------------------------------------------------------------------------------
Due in months:
     0 - 12. . . . . . . . . . . . . . . . .          $1,722         $1,429
     13 - 24 . . . . . . . . . . . . . . . .           1,252          1,017
     25 - 36 . . . . . . . . . . . . . . . .             928            762
     37 - 48 . . . . . . . . . . . . . . . .             646            550
     49 - 60 . . . . . . . . . . . . . . . .             429            358
     Thereafter. . . . . . . . . . . . . . .             681            638
                                                      ------         ------
Total. . . . . . . . . . . . . . . . . . . .          $5,658         $4,754
                                                      ------         ------
                                                      ------         ------
- - --------------------------------------------------------------------------------


     The maximum maturities for retail notes are generally seven years for agricultural equipment, five years for industrial equipment, six years for lawn and grounds care equipment and 15 years for recreational products. The maximum term for financing leases is six years, while the maximum maturity for wholesale notes is generally 12 months.

     The company's United States credit subsidiary, John Deere Capital Corporation, received proceeds of $560 million in 1994, $1,143 million in 1993 and $455 million in 1992 from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. The Capital Corporation and certain foreign subsidiaries also sold retail notes to other financial institutions, receiving proceeds of $2 million in 1994, $5 million in 1993 and $242 million in 1992. At October 31, 1994 and 1993, the unpaid balances of retail notes previously sold were $1,176 million and $1,399 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1994 and 1993 was $142 million and $181 million, respectively. The retail notes sold are collateralized by security interests in the related machinery sold to customers. There is a minimal amount of credit and market risk due to monthly adjustments to the sale price of a small portion of the retail notes. There is no anticipated credit risk related to nonperformance by the counterparties. At October 31, 1994 and 1993, credit receivables administered, which include credit receivables previously sold but still administered, totaled $5,678 million and $5,154 million, respectively.

     The allowance for doubtful credit receivables represented 1.87 percent and
2.17 percent of credit receivables outstanding at October 31, 1994 and 1993, respectively. In addition, at October 31, 1994 and 1993, the company's credit subsidiaries had $127 million and $119 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

Balance, beginning of the year . . . . . . .       $ 83      $ 89      $ 81
Provision charged to operations. . . . . . .         31        30        52
Amounts written off. . . . . . . . . . . . .        (24)      (29)      (44)
Transfers related to retail note sales . . .         (4)       (7)
                                                   ----      ----      ----
Balance, end of the year . . . . . . . . . .       $ 86      $ 83      $ 89
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------


     Allowances for doubtful credit receivables are maintained in amounts considered appropriate in relation to the receivables and leases outstanding based on estimated collectibility and collection experience. The total "Provision for doubtful receivables" is included in the "Statement of Consolidated Cash Flows" on pages 20 and 21.

OTHER RECEIVABLES
- - --------------------------------------------------------------------------------
Other receivables at October 31 consisted of the following in millions of dollars:

- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------
Insurance and health care premiums receivable. . . . .       $ 81      $ 71
Reinsurance receivables. . . . . . . . . . . . . . . .        151       105
Receivables relating to asset backed securities. . . .        140       169
Other. . . . . . . . . . . . . . . . . . . . . . . . .         58        48
                                                             ----      ----
   Other receivables . . . . . . . . . . . . . . . . .       $430      $393
                                                             ----      ----
                                                             ----      ----
- - --------------------------------------------------------------------------------


     Other receivables are primarily held by the Financial Services subsidiaries. The credit subsidiaries have sold retail notes to limited-purpose business trusts which utilized the notes as collateral for the issuance of asset backed securities to the public. The balance of the related receivables is equal to the unamortized present value of deposits made with the trusts pursuant to recourse provisions, and other payments to be received under the sales agreements. Additional information is presented in the "Summary of Significant Accounting Policies" on page 32.

EQUIPMENT ON OPERATING LEASES
- - --------------------------------------------------------------------------------
Operating leases arise from the lease of John  Deere equipment to  retail customers in the United States and Canada. Initial lease terms range from 12 to
72 months. The net value of John Deere equipment on operating leases was $219 million and $195 million at October 31, 1994 and 1993, respectively. Of these leases, at October 31, 1994, $94 million was financed by the Equipment
Operations and $125 million by John Deere Credit Company. The accumulated depreciation on this equipment was $56 million and $52 million at October 31,
1994 and 1993, respectively.  The corresponding depreciation expense was $31 million in 1994,  $29 million in 1993 and $29 million in 1992.

     Future payments to be received on operating leases totaled $115 million at October 31, 1994 and are scheduled as follows: 1995 - $52, 1996 - $32, 1997 - $18, 1998 - $10 and 1999 - $3.

INVENTORIES
- - --------------------------------------------------------------------------------
Substantially all inventories owned by Deere & Company and its  United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO)
method. Remaining inventories are generally valued at the lower of cost, on the
"first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 82 percent and 83 percent of worldwide gross inventories  at FIFO value on October 31, 1994 and 1993, respectively.

     Under the LIFO inventory method, cost of goods sold ordinarily reflects current production costs, thus providing a matching of current costs and current revenues in the income statement. However, when LIFO-valued inventories decline, as they did in 1993 and 1992, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. Benefits from the reduction of LIFO inventories totaled $51 million ($33 million or $.43 per share after income taxes) in 1993 and $65 million ($43 million or $.56 per share after income taxes) in 1992. A LIFO benefit was not recognized in 1994.

     Raw material, work-in-process and finished goods inventories at October 31, 1994 totaled $698 million on a LIFO-value basis compared with $464 million one year ago. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:


- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------

Raw materials and supplies . . . . . . . . . . . . . .     $  206    $  192
Work-in-process. . . . . . . . . . . . . . . . . . . .        357       295
Finished machines and parts. . . . . . . . . . . . . .      1,079       919
                                                           ------    ------
   Total FIFO value. . . . . . . . . . . . . . . . . .      1,642     1,406
Adjustment to LIFO basis . . . . . . . . . . . . . . .        944       942
                                                           ------    ------
   Inventories . . . . . . . . . . . . . . . . . . . .     $  698*   $  464
                                                           ------    ------
                                                           ------    ------

* Includes $59 million of Homelite inventories.
- - --------------------------------------------------------------------------------


PROPERTY AND DEPRECIATION
- - --------------------------------------------------------------------------------
A summary of consolidated property and equipment at October 31 in millions of dollars follows:


- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------

Land . . . . . . . . . . . . . . . . . . . . . . . . .     $   44    $   39
Buildings and building equipment . . . . . . . . . . .        869       819
Machinery and equipment. . . . . . . . . . . . . . . .      2,097     1,992
Dies, patterns, tools, etc . . . . . . . . . . . . . .        504       439
All other. . . . . . . . . . . . . . . . . . . . . . .        469       434
Construction in progress . . . . . . . . . . . . . . .         55        48
                                                           ------    ------
   Total at cost . . . . . . . . . . . . . . . . . . .      4,038     3,771
Less accumulated depreciation. . . . . . . . . . . . .      2,724     2,531
                                                           ------    ------
   Property and equipment - net. . . . . . . . . . . .     $1,314    $1,240
                                                           ------    ------
                                                           ------    ------
- - --------------------------------------------------------------------------------

     Leased property under capital leases amounting to $11 million and $26 million at October 31, 1994 and 1993, respectively, is included primarily in machinery and equipment and all other.

     Property and equipment additions, which exclude the acquisition of the net assets of Homelite, are reported on pages 34 and 35. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

     Depreciation amounted to $231 million in 1994, $226 million in 1993 and $217 million in 1992. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

     It is not expected that the cost of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or operating results.

INTANGIBLE ASSETS
- - --------------------------------------------------------------------------------
Consolidated net intangible assets totaled $284 million and $297 million at October 31, 1994 and 1993, respectively. The Equipment Operations'
balance of $267 million at October 31, 1994 consisted primarily of $158 million related to the minimum pension liability required by FASB Statement No. 87, and unamortized goodwill which resulted from the purchase cost of assets acquired exceeding their fair value. Goodwill increased by $11 million from the Homelite acquisition. The intangible pension asset decreased by $23 million during 1994.

     Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $59 million and $53 million at October 31, 1994 and 1993, respectively. The intangible pension asset is remeasured and adjusted annually.

SHORT-TERM BORROWINGS
- - --------------------------------------------------------------------------------
Short-term borrowings at October 31 consisted of the following in millions of dollars:


- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------

EQUIPMENT OPERATIONS
Commercial paper . . . . . . . . . . . . . . . . . . .     $    7    $  303
Notes payable to banks . . . . . . . . . . . . . . . .         34        25
Long-term borrowings due within one year . . . . . . .         13       148
                                                           ------    ------
   Total . . . . . . . . . . . . . . . . . . . . . . .         54       476
                                                           ------    ------
FINANCIAL SERVICES
Commercial paper . . . . . . . . . . . . . . . . . . .      1,948       712
Notes payable to banks . . . . . . . . . . . . . . . .          2         8
Long-term borrowings due within one year . . . . . . .        633       405
                                                           ------    ------
   Total . . . . . . . . . . . . . . . . . . . . . . .      2,583     1,125
                                                           ------    ------
CONSOLIDATED SHORT-TERM BORROWINGS . . . . . . . . . .     $2,637    $1,601
                                                           ------    ------
                                                           ------    ------
- - --------------------------------------------------------------------------------


     All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $3,370 million at October 31, 1994. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1994, $1,378 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit are two long-term committed credit agreements expiring on various dates through December 1998 in an aggregate maximum amount of $2,434 million. Each agreement is mutually extendable. Annual facility fees on the credit agreements range from 0.125 percent to 0.1875 percent.

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

     The company's credit subsidiaries have entered into interest rate swap and interest rate cap agreements to hedge their interest rate exposure in amounts corresponding to a portion of their short-term borrowings. At October 31, 1994 and 1993, the total notional principal amounts of interest rate swap agreements were $637 million and $642 million, having rates of 3.6 percent to 10.0 percent, terminating in up to 16 months and 28 months, respectively. The total notional principal amounts of interest rate cap agreements at October 31, 1994 and 1993 were $33 million and $44 million, having capped rates of 6.3 percent to 9.0 percent, terminating in up to nine months and 15 months, respectively. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements. The credit and market risk under these agreements is not considered to be significant. The estimated fair value and carrying value of these interest rate swap and cap agreements were not significant at October 31, 1994 and 1993.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
- - --------------------------------------------------------------------------------
Accounts payable and accrued expenses at October 31 consisted of the following
in millions of dollars:


- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------

EQUIPMENT OPERATIONS
Accounts payable:
  Trade. . . . . . . . . . . . . . . . . . . . . . . .     $  597    $  685
  Dividends payable. . . . . . . . . . . . . . . . . .         48        43
  Other. . . . . . . . . . . . . . . . . . . . . . . .         19        34
Accrued expenses:
  Employee benefits. . . . . . . . . . . . . . . . . .        161       148
  Dealer commissions . . . . . . . . . . . . . . . . .        147       124
  Other. . . . . . . . . . . . . . . . . . . . . . . .        645       499
                                                           ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .      1,617     1,533
                                                           ------    ------
FINANCIAL SERVICES
Accounts payable:
  Deposits withheld from dealers and merchants . . . .        127       119
  Other. . . . . . . . . . . . . . . . . . . . . . . .        139        77
Accrued expenses:
  Unearned premiums. . . . . . . . . . . . . . . . . .        142       120
  Unpaid loss adjustment expenses. . . . . . . . . . .         95        72
  Interest payable . . . . . . . . . . . . . . . . . .         45        51
  Other. . . . . . . . . . . . . . . . . . . . . . . .        121       115
                                                           ------    ------
    Total. . . . . . . . . . . . . . . . . . . . . . .        669       554
                                                           ------    ------
Intercompany eliminations. . . . . . . . . . . . . . .        (1)       (1)
                                                           ------    ------
CONSOLIDATED ACCOUNTS PAYABLE
  AND ACCRUED EXPENSES . . . . . . . . . . . . . . . .     $2,285    $2,086
                                                           ------    ------
                                                           ------    ------
- - --------------------------------------------------------------------------------


LONG-TERM BORROWINGS
- - --------------------------------------------------------------------------------
Long-term borrowings at October 31 consisted of the following in millions of dollars:


- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------

EQUIPMENT OPERATIONS
Notes and debentures:
  Medium-term notes due 1996 - 2006:
    Average interest rate of 8.8%
    as of year end 1994 and 1993 . . . . . . . . . . .       $296      $296
  8-1/4% notes due 1996. . . . . . . . . . . . . . . .        150       150
  9-1/8% notes due 1996. . . . . . . . . . . . . . . .        100       100
  8.45% debentures due 2000. . . . . . . . . . . . . .                   37
  Adjustable Rate Senior Notes due 2002:
    Interest rate of 8.5% as of year end
    1994 and 6.1% as of year end 1993. . . . . . . . .         70        80
  8.95% debentures due 2019. . . . . . . . . . . . . .        200       200
  8-1/2% debentures due 2022 . . . . . . . . . . . . .        200       200
  Other. . . . . . . . . . . . . . . . . . . . . . . .          3         6
                                                           ------    ------
      Total. . . . . . . . . . . . . . . . . . . . . .     $1,019    $1,069
                                                           ------    ------
                                                           ------    ------
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                                                             1994      1993
- - --------------------------------------------------------------------------------
FINANCIAL SERVICES
Notes and debentures:
  Medium-term notes due 1995 - 2000:
    Average interest rate of 7.0% as of year
    end 1994 and 5.9% as of year end 1993. . . . . . .       $338      $382
  6% notes due 1995: Swapped to variable
    interest rate of 3.1% as of year end 1993. . . . .                  100
  11-5/8% notes due 1995: Swapped to variable
    interest rate of 3.2% as of year end 1993. . . . .                  150
  5% notes due 1995. . . . . . . . . . . . . . . . . .                  150
  4-5/8% notes due 1996. . . . . . . . . . . . . . . .        200       200
  7.20% notes due 1997 . . . . . . . . . . . . . . . .        100       100
  5% Swiss franc bonds due 1999: Swapped to
    variable interest rate of 5.8% as of year
    end 1994 and 3.7% as of year end 1993. . . . . . .         97        97
                                                           ------    ------
      Total notes and debentures . . . . . . . . . . .        735     1,179
                                                           ------    ------
Subordinated debt:
  9-5/8% subordinated notes due 1998: Swapped
    to variable interest rate of 5.9% as of
    year end 1994 and 3.8% as of year end 1993 . . . .        150       150
  8-5/8% subordinated debentures due 2019:
    Swapped to variable interest rate of 5.3%
    as of year end 1994 and 3.2% as of year end 1993 .        150       150
                                                           ------    ------
      Total subordinated debt. . . . . . . . . . . . .        300       300
                                                           ------    ------
        Total. . . . . . . . . . . . . . . . . . . . .      1,035     1,479
                                                           ------    ------
CONSOLIDATED LONG-TERM BORROWINGS. . . . . . . . . . .     $2,054    $2,548
                                                           ------    ------
                                                           ------    ------
- - --------------------------------------------------------------------------------


     All of the Financial Services' long-term borrowings represent obligations of John Deere Capital Corporation.

     The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings to a variable rate based on specified United States commercial paper rate indices. The above table reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Capital Corporation has interest rate swap agreements corresponding to a portion of its fixed rate long-term borrowings. At October 31, 1994 and 1993, the total notional principal amount of these interest rate swap agreements was $302 million and $347 million, having variable interest rates of 3.4 percent to 5.7 percent, terminating in up to 28 months and 40 months, respectively. The Capital Corporation also has interest rate swap and cap agreements associated with medium-term notes. The above table reflects the interest rates relating to these swap and cap agreements. At October 31, 1994 and 1993, the total notional principal amounts of these swap agreements were $40 million and $13 million, terminating in up to 45 months and 42 months, respectively. At October 31, 1993, the total notional principal amount of these cap agreements was $25 million, terminating in up to 22 months. A Swiss franc to United States dollar currency swap agreement is also associated with the Swiss franc bonds in the table. The credit and market risk under these agreements is not considered to be significant.

     At October 31, 1994 and 1993, the total estimated fair values of the company's total long-term borrowings were $2,092 million and $2,658 million, comprised of $1,064 million and $1,162 million for the Equipment Operations and $1,028 million and $1,496 million for Financial Services, respectively. The corresponding carrying amounts of total long-term borrowings were $2,054 million and $2,548 million, comprised of $1,019 million and $1,069 million for the Equipment Operations and $1,035 million and $1,479 million for Financial Services, respectively. Fair values of long-term borrowings with fixed rates were based on a discounted cash flow model. Fair values of long-term borrowings that have been swapped to current variable interest rates approximate their carrying amounts. The estimated fair value and carrying value of the Capital Corporation's interest rate swap and cap agreements associated with medium-term notes were not significant at October 31, 1994 and 1993.

     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1995 - $13, 1996 - $319, 1997 - $79, 1998 -
$49 and 1999 - $210. The approximate amounts of John Deere Capital Corporation's long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1995 - $633, 1996 - $262, 1997 - $309, 1998 - $193 and 1999 - $248.

     Certain of the company's credit agreements contain provisions requiring the maintenance of a minimum consolidated tangible net worth according to United States generally accepted accounting principles as of October 31, 1992. Under these provisions, the total consolidated retained earnings balance at October 31, 1994 was free of restrictions as to payment of dividends or acquisition of the company's common stock.

LEASES
- - --------------------------------------------------------------------------------
The company leases certain computer equipment, lift trucks and  other property.
The present values of future minimum lease  payments relating to leased assets deemed to be capital leases as determined from the lease contract provisions are capitalized. Capitalized amounts are amortized over either the lives of the leases or the normal depreciable lives of the leased assets. All other leases are defined as operating leases. Lease expenses relating to operating leases are charged to rental expense as incurred.

     At October 31, 1994, future minimum lease payments under capital leases totaled $2 million as follows: 1995 - $1, 1996 - $1. Total rental expense for operating leases during 1994 was $49 million compared with $48 million in 1993 and $53 million in 1992. At October 31, 1994, future minimum lease payments under operating leases amounted to $65 million as follows: 1995 - $31, 1996 - $19, 1997 - $7, 1998 - $4, 1999 - $2, later years - $2.

COMMITMENTS AND CONTINGENT LIABILITIES
- - --------------------------------------------------------------------------------
On October 31, 1994, the company's maximum exposure under all credit receivable recourse provisions was $142 million for retail notes sold to limited-purpose business trusts or financial institutions by both the Financial Services subsidiaries and the Equipment Operations. In addition, certain foreign subsidiaries have pledged assets with a balance sheet value of $51 million as collateral for bank advances of $2 million. Also, at October 31, 1994, the company had commitments of approximately $47 million for construction and acquisition of property and equipment.

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

CAPITAL STOCK
- - --------------------------------------------------------------------------------
Changes in the common stock account in 1992, 1993 and 1994 were as follows:

- - --------------------------------------------------------------------------------
                                                  Number of           Amount
                                                Shares Issued      (in millions)
- - --------------------------------------------------------------------------------

Balance at October 31, 1991. . . . . . . . .      76,443,138         $  839
Stock options exercised. . . . . . . . . . .          76,490              3
Debenture conversions. . . . . . . . . . . .           4,486
Other. . . . . . . . . . . . . . . . . . . .                            (2)
                                                  ----------         ------
Balance at October 31,1992 . . . . . . . . .      76,524,114            840
Stock issued . . . . . . . . . . . . . . . .       8,050,000            535
Stock options exercised. . . . . . . . . . .       1,168,833             51
Debenture conversions. . . . . . . . . . . .           4,088
Other. . . . . . . . . . . . . . . . . . . .                             11
                                                  ----------         ------
Balance at October 31, 1993. . . . . . . . .      85,747,035          1,437
Stock options exercised. . . . . . . . . . .         860,901             37
Debenture conversions. . . . . . . . . . . .          30,592              1
Other. . . . . . . . . . . . . . . . . . . .                             16
                                                  ----------         ------
Balance at October 31, 1994. . . . . . . . .      86,638,528         $1,491
                                                  ----------         ------
                                                  ----------         ------
- - --------------------------------------------------------------------------------


     In September 1993, the company issued 8,050,000 shares of common stock in a public offering. The net proceeds of $535 million were used for working capital and other general corporate purposes, including the reduction of indebtedness of the Equipment Operations and the credit subsidiaries.

     The calculation of net income per share is based on the average number of shares outstanding during the year. The calculation of net income per share, assuming full dilution, recognizes the dilutive effect of the assumed exercise of stock appreciation rights and stock options, and conversion of convertible debentures. The calculation also reflects adjustment for interest expense relating to the convertible debentures, net of applicable income taxes.

     The company is authorized to issue 3,000,000 shares of preferred stock, none of which has been issued.

     The major changes during 1994 affecting common stock in treasury included the acquisition of 40,000 shares of treasury stock at a total cost of $3 million. In addition, 67,333 shares of treasury stock at original cost of $3 million were issued under the restricted stock plan.

RESTRICTED STOCK
- - --------------------------------------------------------------------------------
In 1989, stockholders approved a restricted stock plan for key employees of the company. Under this plan, 750,000 shares may be granted as restricted stock. The company will establish the period of restriction for each award and hold the restricted stock during the restriction period, while the employee will receive any dividends and vote the restricted stock. No award may be made under the plan providing for restrictions that lapse after
October 31, 1999.

     In February 1993, stockholders approved a restricted stock plan for nonemployee directors. Under this plan, 30,000 shares may be granted as restricted stock. The restrictions lapse when a director retires from the Board.

     Under both plans, the market value of the restricted stock at the time of grant is recorded as unamortized restricted stock compensation in a separate component of stockholders' equity. This compensation is amortized to expense evenly over the minimum periods of restriction, which is currently four years for both plans. At October 31, 1994, 377,474 shares remained available for award under both plans.

     Changes in the unamortized restricted stock compensation account in 1992, 1993 and 1994 were as follows:


- - --------------------------------------------------------------------------------
                                               Number of          Amount
                                            Shares Granted     (in millions)
- - --------------------------------------------------------------------------------

Outstanding at October 31, 1991. . . . .        155,094             $6
Granted. . . . . . . . . . . . . . . . .         94,408              4
Amortized and vested . . . . . . . . . .        (23,002)            (3)
                                                -------             --
Outstanding at October 31, 1992. . . . .        226,500              7
Granted. . . . . . . . . . . . . . . . .         70,628              4
Amortized and vested . . . . . . . . . .        (46,107)            (3)
                                                -------             --
Outstanding at October 31, 1993. . . . .        251,021              8
Granted. . . . . . . . . . . . . . . . .         67,333              5
Amortized and vested . . . . . . . . . .        (49,095)            (4)
                                                -------             --
Outstanding at October 31, 1994. . . . .        269,259             $9
                                                -------             --
                                                -------             --
- - --------------------------------------------------------------------------------


STOCK OPTIONS
- - --------------------------------------------------------------------------------
Options for the purchase of the company's common stock are issued to officers and other key employees under stock option plans as approved by stockholders.
Options outstanding at October 31, 1994 generally become exercisable one year after the date of grant and are exercisable up to 10 years after the date of grant.
     The stock option plan includes authority to grant stock appreciation rights, either concurrently with the grant of options or subsequently, and to accept stock of the company in payment for shares under the options. At October
31, 1994, 3,866,286 shares remained available for the granting of options.

     During the last three fiscal years, changes in shares under option were as follows:


- - --------------------------------------------------------------------------------
                                             Shares      Option Price Per Share
- - --------------------------------------------------------------------------------

Outstanding at October 31, 1991. . . .      1,676,628        $23.31 - $60.06
Granted. . . . . . . . . . . . . . . .      1,026,474        $42.31
Exercised. . . . . . . . . . . . . . .        (76,490)       $23.31 - $46.81
Expired or cancelled . . . . . . . . .        (23,585)       $26.38 - $60.06
                                            ---------
Outstanding at October 31, 1992. . . .      2,603,027        $23.31 - $60.06
Granted. . . . . . . . . . . . . . . .      1,036,819        $40.88
Exercised. . . . . . . . . . . . . . .     (1,168,833)       $23.31 - $60.06
Expired or cancelled . . . . . . . . .       (159,684)       $23.31 - $60.06
                                            ---------
Outstanding at October 31, 1993. . . .      2,311,329        $23.31 - $60.06
Granted. . . . . . . . . . . . . . . .        595,322        $70.69
Exercised. . . . . . . . . . . . . . .       (860,901)       $23.31 - $60.06
Expired or cancelled . . . . . . . . .       (254,069)       $23.31 - $70.69
                                            ---------
Outstanding at October 31, 1994. . . .      1,791,681        $23.31 - $70.69
                                            ---------
                                            ---------
- - --------------------------------------------------------------------------------


     For options outstanding at October 31, 1994, the average exercise price was $52.41 per share and expiration dates ranged from December 1994 to December 2003. Of the outstanding options, 136,896 may be exercised in the form of stock appreciation rights.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS
- - --------------------------------------------------------------------------------
The company maintains the following significant plans for eligible employees:

     John Deere Savings and Investment Plan, for salaried employees
     John Deere Stock Purchase Plan, for salaried employees
     John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees
       Company contributions under these plans were $12 million in 1994, $9 million in 1993 and $11 million in 1992.

RETAINED EARNINGS
- - --------------------------------------------------------------------------------
An analysis of the company's retained earnings follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

Balance, beginning of the year . . . . . . .     $  926    $2,004    $2,119
Net income (loss). . . . . . . . . . . . . .        604      (921)       37
Dividends declared . . . . . . . . . . . . .       (176)     (157)     (152)
                                                 ------    ------    ------
Balance, end of the year . . . . . . . . . .     $1,354    $  926    $2,004
                                                 ------    ------    ------
                                                 ------    ------    ------
- - --------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENT
- - --------------------------------------------------------------------------------
An analysis of the company's cumulative translation adjustment follows in millions of dollars:


- - --------------------------------------------------------------------------------
                                                        1994   1993    1992
- - --------------------------------------------------------------------------------

Balance, beginning of the year . . . . . . . . . . .     $42    $19     $16
Translation adjustments for the year.. . . . . . . .     (25)    16      (1)
Income taxes applicable to translation adjustments .       1      7       4
                                                         ---    ---     ---
Balance, end of the year . . . . . . . . . . . . . .     $18    $42     $19
                                                         ---    ---     ---
                                                         ---    ---     ---
- - --------------------------------------------------------------------------------


     The company has entered into foreign exchange forward contracts and options in order to hedge the currency exposure of certain assets, liabilities and expected inventory purchases. Depending on the item being hedged, the foreign exchange forward contract gains or losses are either accrued as foreign exchange rates change or deferred until expiration of the contract, and the contract premiums are amortized over the terms of the contracts. The option premiums and any gains are deferred and recorded as part of the cost of future inventory purchases. At October 31, 1994 and 1993, the company had foreign exchange forward contracts maturing in up to six months and three months for $331 million and $409 million, respectively. At October 31, 1994 and 1993, the company had options maturing in up to 12 months and 24 months for $23 million and $72 million, respectively. The credit and market risk under these agreements is not considered to be significant. At October 31, 1994 and 1993, the estimated fair value and carrying value of the foreign exchange forward contracts and options were not significant.

CASH FLOW INFORMATION
- - --------------------------------------------------------------------------------
For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

     Cash payments for interest and income taxes consisted of the following in millions of dollars:


- - --------------------------------------------------------------------------------
                                                   1994      1993      1992
- - --------------------------------------------------------------------------------

Interest:
  Equipment Operations . . . . . . . . . . .       $123      $178      $195
  Financial Services . . . . . . . . . . . .        202       162       201
  Intercompany eliminations. . . . . . . . .         (6)       (4)       (2)
                                                   ----      ----      ----
    Consolidated . . . . . . . . . . . . . .       $319      $336      $394
                                                   ----      ----      ----
                                                   ----      ----      ----
Income taxes:
  Equipment Operations . . . . . . . . . . .       $259       $98       $37
  Financial Services . . . . . . . . . . . .         88        79        73
  Intercompany eliminations. . . . . . . . .        (66)      (60)      (57)
                                                   ----      ----      ----
    Consolidated . . . . . . . . . . . . . .       $281      $117       $53
                                                   ----      ----      ----
                                                   ----      ----      ----
- - --------------------------------------------------------------------------------


SUPPLEMENTAL 1994 AND 1993 QUARTERLY INFORMATION (UNAUDITED)
- - --------------------------------------------------------------------------------
Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.


- - -------------------------------------------------------------------------------------------------------------------------
                                                                      FIRST         SECOND          THIRD         FOURTH
                                                                     QUARTER        QUARTER        QUARTER        QUARTER
- - -------------------------------------------------------------------------------------------------------------------------

1994
Net sales and revenues . . . . . . . . . . . . . . . . . . .         $1,727         $2,460         $2,327         $2,516
Income before income taxes . . . . . . . . . . . . . . . . .            133            295            241            252
Net income . . . . . . . . . . . . . . . . . . . . . . . . .             87            189            158            170
Net income per share . . . . . . . . . . . . . . . . . . . .           1.02           2.20           1.82           1.97
Dividends declared per share . . . . . . . . . . . . . . . .            .50            .50            .50            .55
Dividends paid per share . . . . . . . . . . . . . . . . . .            .50            .50            .50            .50

1993
Net sales and revenues . . . . . . . . . . . . . . . . . . .         $1,424         $2,105         $2,049         $2,176
Income (loss) before income taxes
  and changes in accounting (1). . . . . . . . . . . . . . .            (56)            41 (2)        135            152
Income (loss) before changes
  in accounting (1). . . . . . . . . . . . . . . . . . . . .            (37)            21 (2)         91            109
Changes in accounting(1) . . . . . . . . . . . . . . . . . .         (1,105)
Net income (loss)(1) . . . . . . . . . . . . . . . . . . . .         (1,142)            21 (2)         91            109
Per share:
  Income (loss) before changes
    in accounting (1). . . . . . . . . . . . . . . . . . . .           (.48)           .27 (2)       1.19           1.41
  Changes in accounting (1). . . . . . . . . . . . . . . . .         (14.30)
  Net income (loss) (1). . . . . . . . . . . . . . . . . . .         (14.78)           .27 (2)       1.19           1.41
Dividends declared per share . . . . . . . . . . . . . . . .            .50            .50            .50            .50
Dividends paid per share . . . . . . . . . . . . . . . . . .            .50            .50            .50            .50

(1) In the fourth quarter of 1993, the company adopted FASB Statements No. 106 and 112 relating to postretirement and postemployment benefits, effective November 1, 1992. Accordingly, results for the first quarter of 1993 were restated for the cumulative after-tax effect of these changes in accounting as of November 1, 1992, which totaled $1,105 million or $14.30 per share. Previously reported income (loss) before changes in accounting for the first three quarters of 1993 were also restated to reflect incremental pretax postretirement benefits expense of $14.5 million ($9.3 million or $.12 per share after income taxes) in each quarter compared with expense under the previous accounting principle. The fourth quarter of 1993 also included an incremental pretax increase in the postretirement and postemployment benefits expense of $16.6 million ($10.4 million or $.13 per share after income taxes) compared with expense under the previous accounting principles. Additional information relating to the adoption of FASB Statements No. 106 and 112 is presented in the "Summary of Significant Accounting Policies" on pages 32 through 33 and the discussion of "Postretirement Benefits Other Than Pensions" on pages 36 through 37.

(2)  Includes pretax restructuring costs of $107.2 million ($80.0 million or
     $1.03 per share after income taxes) recorded in the second quarter of 1993.
     Additional information is presented on page 25 of "Management's Discussion and Analysis".
- - --------------------------------------------------------------------------------


     Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:


- - -------------------------------------------------------------------------------------------------------------------------
                                                                      FIRST         SECOND          THIRD         FOURTH
                                                                     QUARTER        QUARTER        QUARTER        QUARTER
- - -------------------------------------------------------------------------------------------------------------------------

1994 MARKET PRICE
High . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $80.25         $90.88         $78.38         $75.25
Low  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67.25          74.63          67.50          64.50
1993 MARKET PRICE
High . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $48.00         $60.88         $67.50         $78.38
Low  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36.75          45.00          55.38          62.75
- - -------------------------------------------------------------------------------------------------------------------------


     At October 31, 1994, there were 23,380 holders of record of the company's $1 par value common stock and 30 holders of record of the company's 5-1/2% convertible subordinated debentures due 2001.

DIVIDEND
- - --------------------------------------------------------------------------------
A quarterly dividend of $.55 per share was declared at the Board of Directors'
meeting held on December 7, 1994, payable on February 1, 1995.

                        (THIS PAGE INTENTIONALLY LEFT BLANK.)

INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1994 and 1993 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to the Consolidated Financial Statements, effective November 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions.



DELOITTE & TOUCHE LLP
Chicago, Illinois

December 7, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DEERE & COMPANY

                              By: /s/ Hans W. Becherer
                                  --------------------
                                      Hans W. Becherer
                                      Chairman and Chief Executive Officer

Date:     January 24, 1995

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                                  Date
- - ---------                     -----                                  ----

/s/ Hans W. Becherer          Chairman, Director and           )
- - ----------------------        Chief Executive Officer          )
Hans W. Becherer                                               )
                                                               )
/s/ John R. Block             Director                         )
- - ----------------------                                         )
John R. Block                                                  )
                                                               )
/s/ Pierre E. Leroy           Senior Vice President,           )
- - ----------------------        Principal Financial Officer      )
P. E. Leroy                   and Principal Accounting Officer )
                                                               )
/s/ Leonard A. Hadley         Director                         )
- - ---------------------                                          )
Leonard A. Hadley                                              )
                                                               )
/s/ Regina Herzlinger         Director                         ) 24 January 1995
- - ---------------------                                          )
Regina Herzlinger                                              )
                                                               )
/s/ Samuel C. Johnson         Director                         )
- - ---------------------                                          )
Samuel C. Johnson                                              )
                                                               )
/s/ Arthur L. Kelly           Director                         )
- - ---------------------                                          )
Arthur L. Kelly                                                )
                                                               )
/s/ A. Santamarina V          Director                         )
- - ---------------------                                          )
A. Santamarina V                                               )

Signature                     Title                                  Date
- - ---------                     -----                                  ----

/s/  William A. Schreyer      Director                        ) 24 January 1995
- - ------------------------                                      )
William A. Schreyer                                           )
                                                              )
/s/ D. H. Stowe, Jr.          Director                        )
- - ------------------------                                      )
D. H. Stowe, Jr.                                              )
                                                              )
/s/ John R. Walter            Director                        )
- - ------------------------                                      )
John R. Walter                                                )
                                                              )
/s/ Dr. Arnold R. Weber       Director                        )
- - ------------------------                                      )
Dr. Arnold R. Weber                                           )

                                                                    SCHEDULE II

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended October 31, 1994, 1993 and 1992
                            (In thousands of dollars)




         Column A                                Column B
         --------                                --------
                                                 Balance at
                                                 beginning
       Description                               of period
       -----------                               ---------

YEAR ENDED OCTOBER 31, 1994
     Allowance for doubtful receivables:
       Equipment Operations
       --------------------

       Dealer receivable allowances.....          $ 18,051

       Financial Services
       ------------------

       Credit receivable allowances.....            83,243
                                                  --------
       Consolidated receivable
         allowances.....................          $101,294
                                                  --------
                                                  --------

YEAR ENDED OCTOBER 31, 1993
     Allowance for doubtful receivables:
       Equipment Operations
       --------------------
       Dealer receivable allowances.....          $ 19,804

       Financial Services
       ------------------

       Credit receivable allowances....             89,068
                                                  --------
       Consolidated receivable
         allowances....................           $108,872
                                                  --------
                                                  --------
YEAR ENDED OCTOBER 31, 1992
     Allowance for doubtful receivables:
       Equipment Operations
       --------------------
       Dealer receivable allowances.....          $ 18,618

       Financial Services
       ------------------
       Credit receivable allowances.....            81,090
                                                  --------
       Consolidated receivable
         allowances.....................          $ 99,708
                                                  --------
                                                  --------






                                                                    SCHEDULE II

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS - PAGE 2
               For the Years Ended October 31, 1994, 1993 and 1992
                            (In thousands of dollars)






           Column C
           --------
           Additions
- - -----------------------------------------------
                                        other
Charged to     Charged to               accounts
costs and      ---------------------------------
expenses       Description              Amount
- - ---------      -----------              ------

               Bad debt
                 recoveries...........  $1,565
               Purchase of Homelite
$ 5,572          dealer receivables...   1,364




 30,538
- - -------                                 ------
$36,110                                 $2,929
- - -------                                 ------
- - -------                                 ------


               Bad debt
$ 2,328          recoveries...........  $  909




30,380
- - -------                                 ------
$32,708                                 $  909
- - -------                                 ------
- - -------                                 ------



               Bad debt
$ 3,157          recoveries...........  $2,032



52,146
- - -------                                 ------

$55,303                                 $2,032
- - -------                                 ------
- - -------                                 ------



                                                                    SCHEDULE II

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS - PAGE 3
               For the Years Ended October 31, 1994, 1993 and 1992
                            (In thousands of dollars)





                 Column D                         Column E
                 --------                         --------

                 Deductions                       Balance
- - ------------------------------------------        at end
Description                         Amount        of period
- - -----------                         ------        ---------


Dealer receivable write-offs...    $ 3,549        $ 23,003

Transfers related to
  retail note sales............      3,584
Credit receivable write-offs...     24,406          85,791
                                   -------        --------

                                   $31,539        $108,794
                                   -------        --------
                                   -------        --------


Dealer receivable write-offs...    $ 4,990        $ 18,051

Transfers related to
  retail note sales............      7,511
Credit receivable write-offs...     28,694          83,243
                                   -------        --------

                                   $41,195        $101,294
                                   -------        --------
                                   -------        --------

Write-offs:
  Dealer receivables...........    $ 4,003        $ 19,804



  Credit receivables...........     44,168          89,068
                                   -------        --------

                                   $48,171        $108,872
                                   -------        --------
                                   -------        --------


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

Exhibit
- - -------

10.2 Agreement dated May 11, 1993 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.3 Agreement dated May 11, 1993 between John Deere Industrial Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning industrial retail notes (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.4 Agreement dated January 26, 1983 between registrant and John Deere Capital Corporation relating to agreements on retail notes with United States sales branches (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.5 John Deere Supplemental Pension Benefit Plan, as amended May 26, 1993. (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.6 1981 John Deere Incentive Stock Option Plan (Exhibit 10.6 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.7 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.8 1991 John Deere Stock Option Plan (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.9      Deere & Company Voluntary Deferred Compensation Plan (Exhibit
          10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.10 John Deere Restricted Stock Plan (Exhibit 10.10 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.11 1993 Nonemployee Director Stock Ownership Plan (Exhibit to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)**

10.12 John Deere Performance Bonus Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

10.13 John Deere Equity Incentive Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shreholder meeting on February 22, 1995*)**

11.       Computation of net income per share

12.       Computation of ratio of earnings to fixed charges

13.       Not applicable

16.       Not applicable

18.       Not applicable

Exhibits
- - --------

21.  Subsidiaries

22.  Not applicable

23.  Consent of Deloitte & Touche

24.  Not applicable

27.  Financial Data Schedule

28.  Not applicable

99.1 Press Release dated December 9, 1987 announcing adoption of
     Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.2 Form of Letter to Shareholders dated December 10, 1987 describing Shareholder Rights Plan (Exhibit 99.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)
__________________________________________________________________

*Incorporated by reference. Copies of these exhibits are available from the Company upon request.
**Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.