Form 10-Q
period 1995-01-31
DEERE & CO
filed 1995-03-13
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

         Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 1995


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

     At January 31, 1995, 86,498,799 shares of common stock, $1 par value, of the registrant were outstanding.

_________________________________________________________________


                            Page 1 of 21 Pages.
                       Index to Exhibits:  Page 18.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
                                   CONSOLIDATED
                                   (Deere & Company
                                   and Consolidated Subsidiaries)

                                   Three Months Ended January 31
Millions of dollars (Unaudited)              1995            1994

Net Sales and Revenues
Net sales of equipment                       $1,730.5    $1,406.8


Finance and interest income                  153.6          124.8

Insurance and health care premiums           180.5          157.5
Investment income                             25.9           22.3

Other income                                  15.8           15.4

  Total                                    2,106.3        1,726.8



Costs and Expenses
Cost of goods sold                           1,339.2      1,121.7


Research and development expenses              67.0          60.4


Selling, administrative and general expenses  220.5         197.6


Interest expense                               88.4          71.2
Insurance and health care claims
     and benefits                             158.9         135.4


Other operating expenses                       10.9           7.1
  Total                                     1,884.9       1,593.4



Income of Consolidated Group
     Before Income Taxes                     221.4          133.4
Provision for income taxes                    83.5           48.1
Income of Consolidated Group                 137.9           85.3

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit
  Insurance and health care                    .7             1.3
  Other                                       (.2)             .4
    Total                                      .5           1.7

Net Income                                $  138.4     $   87.0

Per Share Data
Primary and fully diluted net income       $   1.60          1.02

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

                                   EQUIPMENT OPERATIONS
                                   (Deere & Company with
Financial Services on the Equity Basis)

                                   Three Months Ended January 31

Millions of dollars (Unaudited)         1995           1994
Net Sales and Revenues
Net sales of equipment                  $1,730.5        $1,406.8
Finance and interest income                 23.8            19.7
Insurance and health care premiums
Investment income
Other income                                6.1             4.5
  Total                                 1,760.4         1,431.0

Costs and Expenses
Cost of goods sold                      1,353.2         1,125.1
Research and development expenses          67.0        60.4
Selling, administrative and general
     expenses                             154.5           134.8
Interest expense                           27.8            30.7
Insurance and health care claims and
benefits
Other operating expenses                    5.7             2.0
  Total                                 1,608.2         1,353.0

Income of Consolidated Group Before
Income Taxes                              152.2            78.0
Provision for income taxes                 56.4            30.0
Income of Consolidated Group               95.8            48.0

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                   29.7            25.6
  Insurance and health care                13.1            13.0
  Other                                     (.2)             .4
    Total                                  42.6            39.0
Net Income                              $  138.4        $   87.0

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

                                   FINANCIAL SERVICES
                                   Three Months Ended January 31

Millions of dollars (Unaudited)              1995      1994
Net Sales and Revenues
Net sales of equipment
Finance and interest income             $    131.2      $ 106.0
Insurance and health care premiums           214.8        184.1
Investment income                             25.9         22.3
Other income                                  10.5         12.0
  Total                                      382.4        324.4

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general expenses  70.2         65.2
Interest expense                              62.0         41.4
Insurance and health care claims and
     benefits                                175.8        157.3
Other operating expenses                       5.2          5.1
  Total                                      313.2        269.0

Income of Consolidated Group Before
 Income Taxes                                 69.2         55.4
Provision for income taxes                    27.1         18.1
Income of Consolidated Group                  42.1         37.3

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit
    Insurance and health care                   .7          1.3
    Other
      Total                                     .7          1.3

Net Income                                 $   42.8       $ 38.6

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

                                   CONSOLIDATED
                                   (Deere & Company and
                                   Consolidated Subsidiaries)
                                   Jan 31    Oct 31       Jan 31
                                   1995      1994          1994
Millions of dollars  (Unaudited)
Assets
Cash and short-term investments    $518.1    $254.4        $344.1
Cash deposited with unconsolidated
     subsidiaries
  Cash and cash equivalents        518.1     245.4          344.1
Marketable securities              1,103.3     1,126.3      988.3
Receivables from unconsolidated
  subsidiaries and affiliates         .9         8.9         2.6
Dealer accounts and notes
     receivable - net              3,015.6     2,939.4    2,727.8
Credit receivables - net           4,662.2     4,501.7    3,907.0
Other receivables                    420.0       429.7      412.3
Equipment on operating
     leases - net                    215.6       219.5      197.0
Inventories                          942.6       698.0      687.6
Property and equipment - net       1,282.6     1,314.1    1,208.4
Investments in unconsolidated
     subsidiaries and affiliates     152.0       154.3      146.3
Intangible assets - net              282.4       283.7      297.0
Deferred income taxes                684.1       679.8      681.8
Other assets and deferred charges    191.3       180.4      180.2
    Total                          $13,470.7 $12,781.2  $11,780.4

Liabilities and Stockholders'
Equity
Short-term borrowings              3,329.4     2,637.4    2,219.0
Payables to unconsolidated
subsidiaries
  and affiliates                      35.9        34.0       21.5
Accounts payable and
     accrued expenses              2,123.0     2,285.2    1,959.5
Insurance and health care claims
     and reserves                    774.2       761.3      691.5
Accrued taxes                        132.0        80.2       99.9
Deferred income taxes                 12.9        13.5        8.7
Long-term borrowings                2,101.9    2,053.9    2,292.4
Retirement benefit accruals
     and other liabilities         2,337.4     2,357.8    2,343.8
  Total liabilities                10,846.7   10,223.3    9,636.3
Common stock, $1 par value
 (issued shares at January 31,
     1995 - 86,661,548)            1,493.5     1,491.4    1,450.8
Retained earnings                  1,444.9     1,353.9      970.8
Minimum pension liability
     adjustment                     (248.4)     (248.4)   (215.5)
Cumulative translation adjustment (33.9) (17.9) (40.4) Unrealized loss on marketable securities
  available for sale                (10.9)
Unamortized restricted stock
     compensation                  (11.1)       (8.8)       (7.1)
Common stock in treasury,
     at cost                       (10.1)      (12.3)      (14.5)
  Total stockholders' equity       2,624.0     2,557.9    2,144.1
    Total                         $13,470.7  $12,781.2  $11,780.4

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

                                   EQUIPMENT OPERATIONS
                              (Deere & Company with Financial
                                   Services on the Equity Basis)


                                   Jan 31    Oct 31    Jan 31
Millions of dollars  (Unaudited)   1995        1994        1994

Assets
Cash and short-term investments $144.5 $ 104.0 $ 144.1 Cash deposited with unconsolidated
     subsidiaries                    65.0
  Cash and cash equivalents         209.5       104.0       144.1
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates        58.6       196.9        71.5
Dealer accounts and notes
     receivable - net              3,015.6     2,939.4    2,727.8
Credit receivables - net             109.2       115.8      152.2
Other receivables                                 15.2
Equipment on operating
     leases - net                     94.9        94.3       75.0
Inventories                          942.6       698.0      687.6
Property and equipment - net       1,249.1     1,281.8    1,182.3
Investments in unconsolidated
     subsidiaries and affiliates   1,286.4     1,285.9    1,218.1
Intangible assets - net              266.4       266.8      278.6
Deferred income taxes                619.7       620.5      628.2
Other assets and deferred charges    101.5        91.8      110.0
    Total                          $7,953.5  $7,710.4    $7,275.4

Liabilities and Stockholders'
Equity
Short-term borrowings             $  403.5    $   53.8    $ 352.7
Payables to unconsolidated
subsidiaries
  and affiliates                     35.9        34.0        21.5
Accounts payable and
     accrued expenses              1,414.1     1,617.3    1,295.9
Insurance and health care claims
     and reserves
Accrued taxes                        130.7        79.7       93.0
Deferred income taxes                 12.9        13.5        8.7
Long-term borrowings               1,018.2     1,019.4    1,031.0
Retirement benefit accruals and
     other liabilities             2,314.2     2,334.8    2,328.5
  Total liabilities                5,329.5     5,152.5    5,131.3

Common stock, $1 par value
(issued shares at January 31, 1995
      - 86,661,548)                1,493.5     1,491.4    1,450.8
Retained earnings                  1,444.9     1,353.9      970.8
Minimum pension liability
     adjustment                     (248.4)     (248.4)   (215.5)
Cumulative translation adjustment (33.9) (17.9) (40.4) Unrealized loss on marketable
     securities available for sale   (10.9)
Unamortized restricted stock
     compensation                    (11.1)       (8.8)     (7.1)
Common stock in treasury, at cost    (10.1)      (12.3)    (14.5)
  Total stockholders' equity         2,624.0     2,557.9  2,144.1
    Total                           $7,953.5    $7,710.4 $7,275.4

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
                                             FINANCIAL SERVICES

                                   Jan 31    Oct 31    Jan 31
Millions of dollars (Unaudited)    1995      1994      1994

Assets
Cash and short-term investments $373.6 $ 141.4 $ 200.0 Cash deposited with unconsolidated subsidiaries
  Cash and cash equivalents        373.6       141.4       200.0
Marketable securities              1,103.3     1,126.3     988.3
Receivables from unconsolidated
  subsidiaries and affiliates
Dealer accounts and notes
receivable - net
Credit receivables - net           4,553.1     4,385.9    3,754.8
Other receivables                    420.9       415.5      413.4
Equipment on operating
     leases - net                    120.6       125.2      121.9
Inventories
Property and equipment - net          33.5        32.3       26.2
Investments in unconsolidated
 subsidiaries and affiliates          53.2        55.1       57.4
Intangible assets - net               16.0        16.9       18.5
Deferred income taxes                 64.4        59.2       53.6
Other assets and deferred charges     89.8        88.6       70.1
    Total                          $6,828.4   $6,446.4   $5,704.2

Liabilities and Stockholders'
Equity
Short-term borrowings               $2,925.8  $2,583.5   $1,866.3
Payables to unconsolidated
 subsidiaries
  and affiliates                       122.6       187.9     69.0
Accounts payable and accrued
     expenses                          709.8       668.9    664.7
Insurance and health care claims
 and reserves                          774.2       761.3    691.5
Accrued taxes                           1.4          .5      6.8
Deferred income taxes                    .1
Long-term borrowings                 1,083.6     1,034.5  1,261.3
Retirement benefit accruals and
     other liabilities                  23.2        23.0     15.4
  Total liabilities                   5,640.7     5,259.6 4,575.0

Common stock, $1 par value (issued shares
  at January 31, 1995 -
     86,661,548)                        209.4       209.5   208.7
Retained earnings                       995.8       980.3   922.1
Minimum pension liability adjustment
Cumulative translation adjustment       (6.6)       (3.0)  (1.6)
Unrealized loss on marketable securities
  available for sale                    (10.9)
Unamortized restricted stock compensation
Common stock in treasury, at cost
  Total stockholders' equity         1,187.7      1,186.8  1,129.2
Total                                $6,828.4    $6,446.4  $5,704.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS


                                   CONSOLIDATED
                                   (Deere & Company and
                                   Consolidated Subsidiaries)

                                        Three Months Ended Jan 31
Million of dollars  (Unaudited)         1995           1994

Cash Flows from Operating Activities
Net income                              $138.4         $87.0
Adjustments to reconcile net income to
net cash provided by (used for)
operating activities                    (383.7)        (307.3)
    Net cash provided by (used for)
operating activities                    (245.3)        (220.3)

Cash Flows from Investing Activities
Collections and sales of credit
     receivables                        884.3          773.9
Proceeds from sales of marketable
securities                               35.4          86.2
Cost of credit receivables acquired     (1,072.1)      (935.3)
Purchases of marketable securities      (26.0)         (80.4)
Purchases of property and equipment     (34.7)         (31.9)
Cost of operating leases acquired       (23.7)         (18.3)
Other                                    45.2           93.2
Net cash used for investing activities  (191.6)        (112.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term
     borrowings                         889.0          630.3
Change in intercompany
     receivables/payables
Proceeds from long-term borrowings        90.0
Principal payments on
     long-term borrowings               (219.2)        (259.1)
Proceeds from issuance of common stock      .9           13.9
Dividends paid                           (47.5)         (42.7)
Other                                     (1.1)          (2.5)
Net cash provided by (used for)
 financing activities                     712.1         339.9

Effect of Exchange Rate Changes on Cash    (2.5)         (1.1)

Net Increase (Decrease) in Cash and
Cash Equivalents                          272.7            5.9
Cash and Cash Equivalents at
 Beginning of Period                      245.4          338.2
Cash and Cash Equivalents at
End of Period                           $ 518.1        $ 344.1

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                              EQUIPMENT OPERATIONS
                              (Deere & Company with Financial
                              Services on the Equity Basis)

                                   Three Months Ended January 31
Million of dollars  (Unaudited)         1995           1994
Cash Flows from Operating Activities
Net income                              $138.4           $ 87.0
Adjustments to reconcile net income
to net cash provided by (used for)
 operating activities                   (434.4)          (197.0)
    Net cash provided by (used for)
operating activities                    (296.0)          (110.0)

Cash Flows from Investing Activities
Collections and sales of credit
     receivables                        16.3             19.0
Proceeds from sales of marketable
 securities
Cost of credit receivables acquired     (8.2)           (55.5)
Purchases of marketable securities
Purchases of property and equipment     (31.9)           (29.2)
Cost of operating leases acquired       (17.9)            (6.1)
Other                                    12.1               .4

Net cash used for investing activities  (29.6)           (71.4)

Cash Flows from Financing Activities
Increase (decrease) in short-term
     borrowings                         353.3            (47.5)
Change in intercompany
     receivables/payables               130.2            439.0
Proceeds from long-term borrowings
Principal payments on
     long-term borrowings               (2.2)          (106.1)
Proceeds from issuance of
     common stock                          .9             13.9
Dividends paid                          (47.5)           (42.7)
Other                                    (1.1)            (2.5)
    Net cash provided by (used for)
financing activities                    433.6            254.1

Effect of Exchange Rate Changes on Cash (2.5)             (.3)

Net Increase (Decrease) in Cash and
     Cash Equivalents                   105.5             72.4
Cash and Cash Equivalents at
     Beginning of Period                104.0             71.7
Cash and Cash Equivalents at
     End of Period                      $209.5            144.1

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                        FINANCIAL SERVICES

                                   Three Months Ended January 31
Million of dollars (Unaudited)               1995      1994

Cash Flows from Operating Activities
Net income                              $    42.8         $ 38.6
Adjustments to reconcile net income to
     net cash provided by (used for)
     operating activities                    35.3           14.2
    Net cash provided by (used for)
     operating activities                    78.1           52.8

Cash Flows from Investing Activities
Collections and sales of credit receivables  868.0         759.9
Proceeds from sales of marketable securities  35.4          86.2
  credit receivables acquired              (1,064.0)      (884.7)
Purchases of marketable securities           (26.0)        (80.4)
Purchases of property and equipment          (2.8)          (2.7)
Cost of operating leases acquired            (5.8)         (12.2)
Other                                        33.2           92.7
Net cash used for investing
     activities                             (162.0)        (41.2)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings 535.7          677.8
Change in intercompany receivables/payables  (65.3)       (439.0)
Proceeds from long-term borrowings            90.0
Principal payments on long-term borrowings (217.0) (153.0) Proceeds from issuance of common stock
Dividends paid                                (27.3)      (163.1)
Other
 Net cash provided by (used for)
     financing activities                    316.1         (77.3)

Effect of Exchange Rate Changes on Cash                    (.8)

Net Increase (Decrease) in Cash and Cash
     Equivalents                             232.2       (66.5)
Cash and Cash Equivalents at
     Beginning of Period                     141.4          266.5
Cash and Cash Equivalents at
     End of Period                        $  373.6       $200.0


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

                  Notes to Interim Financial Statements

(1) The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                              Three Months Ended
                                                   January 31
                                                1995       1994

     Balance, beginning of period.........   $1,353.9    $926.5
     Net income...........................      138.4      87.0
     Dividends declared...................      (47.4)    (42.7)
     Balance, end of period...............   $1,444.9    $970.8

(4) An analysis of the cumulative translation adjustment follows in millions of dollars:
                                               Three Months Ended
                                                   January 31
                                                1995     1994

     Balance, beginning of period.........     $17.9     $41.5
     Translation adjustment...............      16.0      (1.8)
     Income taxes applicable to
         translation adjustments                            .7
     Balance, end of period...............     $33.9     $40.4

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) method. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) value, estimated inventories by major classification in millions of dollars would have been as follows:

                                January 31  October 31  January
31
                                   1995        1994         1994

     Raw materials and
       supplies................  $  224      $  206       $  191
     Work-in-process...........     432         357          369
     Finished machines and
       parts...................   1,247       1,079        1,075
     Total FIFO value..........   1,903       1,642        1,635
     Adjustment to LIFO
       basis...................     960         944          947
     Inventories...............  $  943      $  698       $  688

(6) At January 31, 1995, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the
     Equipment Operations was $953 million. At January 31, 1995, the
     Company's maximum exposure under all credit receivable recourse provisions was $143 million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $46 million as collateral for bank advances of $1 million as of January 31, 1995.

     At January 31, 1995, the Company had commitments of approximately
     $48 million for construction and acquisition of property and equipment.

(7)  Dividends declared and paid on a per share basis were as follows:
                                               Three Months Ended
                                                   January 31
                                                 1995      1994

     Dividends declared...................       $.55      $.50
     Dividends paid.......................       $.55      $.50

(8) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                     Three Months Ended
                                         January 31           %
                                      1995        1994     Change


     Net sales:
      Agricultural equipment        $1,022      $  887      +15
      Industrial equipment             408         308      +32
      Lawn and grounds care
        equipment*                     301         212      +42
          Total net sales            1,731       1,407      +23
     Financial Services revenues       347         298      +16
     Other revenues                     28          22      +27
           Total net sales and
             revenues               $2,106      $1,727      +22

     United States and Canada:

       Equipment net sales*         $1,326      $1,120      +18
       Financial Services
         revenues                      347         298      +16
           Total                     1,673       1,418      +18
     Overseas net sales*               405         287      +41
     Other revenues                     28          22      +27
           Total net sales and
             revenues               $2,106      $1,727      +22

     Operating profit:
       Agricultural equipment       $  115      $   85
       Industrial equipment             45           9
       Lawn and grounds care
         equipment                      28          20
       Financial Services**             70          57
           Total operating profit      258         171
     Interest and corporate
       expenses-net                    (36)        (36)
     Income taxes                      (84)        (48)
           Net income               $  138      $   87

     *  First quarter 1995 worldwide lawn and grounds care

        equipment net sales, United States and Canada net sales
and
        overseas net sales include $50 million, $39 million and
$11
        million, respectively, of sales by Homelite, which was

        acquired in the fourth quarter of 1994.

     ** Operating profit of Financial Services includes the effect of interest expense.

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the three months ended January 31, 1995 and 1994 of 86,486,000 and

     85,592,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

(10) In February 1995, the stockholders approved an equity incentive plan (Plan) for key employees of the Company.
Under
      the Plan, up to 1,000,000 shares may be granted as restricted stock. The Company will establish the performance goals and the periods of restriction for each award, and hold the restricted stock during the restriction period. The employee
      will receive any dividends and vote the restricted stock during this period. No stock may be granted under this
Plan
      after December 31, 2004.

      In December 1994, subject to stockholder approval, the Company granted 66,852 shares of restricted stock under this Plan. The market value of the restricted stock at the time of grant
      totaled $4.2 million and was recorded as unamortized restricted stock compensation in a separate component of stockholders' equity, which will be amortized to expense over
      the restricted period. The market value of the stock is remeasured at the end of each reporting period with appropriate adjustments made to the unamortized and amortized
      expense. At January 31, 1995, 312,777 restricted shares were outstanding and 1,311,422 shares remained available for award under all restricted stock plans for employees and nonemployee directors.

(11) In December 1994, the Company granted options to employees for the purchase of 841,864 shares of common stock at an exercise price of $63.06 per share. At January 31, 1995, options for
      2,608,773 shares were outstanding at option prices in a range of $23.31 to $70.69 per share. A total of 3,024,949 shares remain available for the granting of future options.

(12) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. Although it is not possible to predict with
      certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(13) During the second quarter of 1993, the Company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income
      taxes or $1.03 per share ($107 million before income taxes).
      The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years. As of January 31, 1995, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 70 percent complete.

(14) In the first quarter of 1995, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in
Debt
      and Equity Securities. The Company designated approximately two-thirds of its debt securities as held-to-maturity with the remaining debt and equity securities classified as available-
      for-sale. The held-to-maturity debt securities are carried at cost and the available-for-sale securities are carried at fair value with unrealized gains and losses shown as a separate component of stockholders' equity. Previously, the Company valued all its securities on a cost basis. The Statement had
      an immaterial effect on stockholders' equity and no impact on the consolidated income statement.

(15) In January 1995, the Company's insurance subsidiaries agreed to sell their 3.1 million shares (43.8 percent) of Re
Capital
      Corporation to Zurich Reinsurance Centre Holdings, Inc. for $18.50 a share. The sale did not have a significant effect on
      the consolidated financial position or net income for the first quarter of 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was $138.4 million or
$1.60
per share in the first quarter of the 1995 fiscal year compared with
$87.0 million or $1.02 per share in the first quarter of 1994. This was the Company's sixth consecutive quarter of record earnings and the first time that earnings in the first quarter exceeded $100 million.

Worldwide net income improved by $51.4 million or approximately
60
percent compared with last year's previous record first quarter, due primarily to continued improvements in both overseas and domestic operating efficiencies, combined with higher production and sales activity. The first quarter 1995 worldwide production tonnage was approximately 11 percent higher than last year.

Worldwide net sales and revenues increased 22 percent to $2,106 million in the first quarter of 1995 compared with $1,727 million last year. Net sales and revenues include net sales to dealers of agricultural, industrial and lawn and grounds care equipment which
totaled $1,731 million (including $50 million of sales by
Homelite)
in the first quarter of 1995, an increase of 23 percent from sales
of $1,407 million in the first quarter of last year.  The
physical
volume of worldwide net sales to dealers increased approximately
18
percent in the first quarter this year. North American sales of John Deere agricultural, industrial and lawn and grounds care equipment all increased during the quarter compared with last year.
Overseas net sales and physical volume of sales were 41 percent and
29 percent higher, respectively, in the first quarter of 1995 compared with the same period a year ago.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $95.8 million in the first quarter this year compared with
$48.0 million last year. All of the Company's equipment businesses generated higher operating profits for the quarter compared with last year. The improved results generally reflect higher production and sales volumes and continued domestic and overseas improvements in operating efficiencies. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 80.0 percent in the first quarter of 1994 to 78.2 percent in the same period this year.
Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense. Additional information on business segments is presented in Note 8 to the interim financial statements.

On March 5, 1995, the United Auto Workers (UAW) ratified a new agreement with the Company extending through September 30, 1997.
UAW employees have been working under the terms of the former contract, which expired on September 30, 1994.




Net income of the Company's credit operations was $29.7 million for
the first quarter of 1995 compared to $25.6 million last year.
The
increase in earnings primarily reflects a larger receivable and lease portfolio and a lower provision for credit losses. Total revenues of the credit operations increased 20 percent from $118 million in the first quarter of 1994 to $142 million in the first quarter of 1995. The average balance of receivables and leases financed was 20 percent higher than in the first three months of last year. An increase in average borrowings and higher borrowing rates this year resulted in a 50 percent increase in interest expense compared with the first quarter of 1994. The credit subsidiaries' consolidated ratio of earnings to fixed charges was
1.75 to 1 during the first three months this year compared with
1.90
to 1 in the comparable period of 1994.

Net income from insurance and health care operations was $13.1 million in the first quarter of 1995 compared with $13.0 million last year. The improvement in insurance and health care underwriting earnings and investment income in 1995 was offset by an increase in the provision for income taxes primarily due to an increase in the effective tax rate. For the three-month period, insurance and health care premiums earned increased 17 percent in 1995 compared with the same period last year, while expenses and the provision for losses increased 14 percent this year.

First quarter North American retail sales of agricultural equipment continue to provide a strong base for operations. Near-record United States net farm cash income in 1994 should support strong 1995 farm expenditures. Higher exports of farm commodities should continue to result from ratification of the General Agreement on Tariffs and Trade, which lowers European Union export subsidies. Higher incomes in developing countries are expected to promote better markets for United States grains and oil seeds. Although some uncertainty may develop during 1995 as a result of a new pending United States farm bill, farmers have made significant improvements in their balance sheets, which increases their ability to modernize their equipment lines. Additionally, the Company's new row-crop tractor lines have been well received by customers throughout the world. The Company believes, on balance, these factors will support farmers' buying confidence and, as a result, worldwide demand for agricultural equipment will remain strong.

Similarly, the markets for the Company's other major businesses remain healthy. The North American general economy continues to show moderate growth, which should support strong demand for both industrial and lawn and grounds care equipment as well as providing a sound basis for expansion of the Company's Financial Services revenues.

In response to these market conditions, the Company's worldwide Equipment Operations' production tonnage is expected to increase by approximately four percent in 1995 compared with 1994. North American production tonnage is expected to increase by six percent, while overseas schedules are expected to decrease by four percent.
Second quarter worldwide production tonnage is expected to increase by approximately seven percent compared with last year, reflecting continued strong retail demand coupled with the excellent initial acceptance of the new 8000-series row-crop tractor line.
Although
certain tires remain in tight supply due to a work stoppage at one of the Company's key suppliers, second quarter product availability should not be adversely affected if promised supply dates are met.

CAPITAL RESOURCES AND LIQUIDITY

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

Negative cash flows from operating activities of $296 million in the first quarter of 1995 resulted from the normal seasonal increases in
Company-owned inventories and dealer receivables and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with cash required for increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.


In the first quarter of 1994, the negative cash flows from operating activities of $110 million resulted from the normal seasonal increases in Company-owned inventories, annual volume discount program payments made to dealers and contributions to the pension fund. Partially offsetting these operating cash outflows were dividends received from the Financial Services operations and positive cash flows from net income and the decline in dealer receivables. The resulting net cash requirements for operating activities, along with cash required for the payment of borrowings, increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from a decrease in receivables from the Financial Services operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, increased $76 million during the first quarter reflecting the normal seasonal build up and slightly higher dealer inventories of used and pre-sold equipment.
Dealer receivables were $288 million higher than one year ago primarily due to a higher level of sales. North American agricultural equipment and industrial equipment dealer receivables increased approximately $80 million and $35 million, respectively, compared with the levels 12 months earlier. North American lawn and grounds care dealer receivables increased approximately $100 million compared to a year earlier, which included an additional $33 million of Homelite receivables in 1995. Total overseas dealer receivables were approximately $70 million higher than a year ago, half of which was due to higher foreign currency exchange rates in 1995. The ratios of worldwide net dealer accounts and notes receivable to the last 12 months' net sales were 38 percent at January 31, 1995, 38 percent at October 31, 1994 and 40 percent at January 31, 1994. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was seven percent at January 31, 1995, seven percent at October 31, 1994 and 10 percent at January 31, 1994.

Company-owned inventories at January 31, 1995 have increased by approximately $250 million compared with the end of the previous fiscal year and one year ago, reflecting normal seasonal increases as well as higher raw material and work-in-process inventories required to produce second quarter schedules. Additionally, certain models of tractors were temporarily delayed in shipment to dealers at quarter end awaiting February tire deliveries.

Total interest-bearing debt of the Equipment Operations was
$1,422
million at January 31, 1995 compared with $1,073 million at the end of fiscal year 1994 and $1,384 million at January 31, 1994. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 35 percent, 30 percent and 39 percent at January 31, 1995, October 31, 1994 and January 31, 1994, respectively.

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

During the first quarter of 1995, the aggregate cash provided from
operating and financing activities was used primarily to increase credit receivables and cash and cash equivalents. Cash provided from Financial Services operating activities was $78 million in the current quarter.  Cash provided by financing activities totaled
$316
million in 1995, resulting from a $408 million increase in outside borrowings, which was partially offset by a $65 million decrease in payables to the Equipment Operations and payment of a $27 million dividend to the Equipment Operations. Cash used for investing activities totaled $162 million in the current quarter, primarily due to the cost of credit receivables acquired exceeding collections. Cash and cash equivalents increased $232 million during the first quarter.

In the first quarter of last year, $53 million of cash provided from operating activities and $67 million of cash and cash equivalents were used for financing and investing activities. Cash outlays for financing activities totaled $77 million during the first quarter of
1994, resulting from a $439 million decrease in payables to the


Equipment Operations and payment of a $163 million dividend to the
Equipment Operations, which were partially offset by proceeds from a
$525 million net increase in outside borrowings. Cash used for investing activities totaled $41 million in the first quarter of 1994, primarily due to the cost of credit receivables acquired exceeding collections. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to the trusts.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities during the past 12 months. However, during the first quarter of 1995, these investments decreased due to payment of a dividend to the Equipment
Operations and the recognition in stockholders' equity of an unrealized loss on marketable securities which were classified as available for sale according to FASB Statement No. 115. Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the past 12 months, marketable securities have increased due primarily to the continuing growth in the insurance and health care operations.

Credit receivables increased by $167 million in the first quarter of
1995 and $798 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the last 12 months due to the cost of credit receivables acquired exceeding collections, which was partially offset by the sale of retail notes during the fourth quarter of 1994. Total acquisitions of credit receivables were 20 percent higher in the first quarter of 1995 compared with the same period last year. This significant increase resulted from increased acquisitions of John Deere retail notes, revolving charge accounts and wholesale receivables. At January 31,
1995, the levels of retail notes, revolving charge accounts, financing lease receivables and wholesale receivables were higher than one year ago. Credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to
$5,540 million at January 31, 1995 compared with $5,600 million at
October 31, 1994 and $4,934 million at January 31, 1994.  At
January
31, 1995, the unpaid balance of all retail notes previously sold was
$952 million compared with $1,175 million at October 31, 1994 and $1,137 million at January 31, 1994. Additional sales of retail notes are expected to be made in the future.

Total interest-bearing debt of the credit subsidiaries was $4,009 million at January 31, 1995 compared with $3,618 million at
the end of fiscal year 1994 and $3,128 million at January 31,
1994.
Total outside borrowings increased during the first quarter of
1995
and the past 12 months, generally corresponding with the level of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.7 to 1 at


January 31, 1995 compared with 5.3 to 1 at October 31, 1994 and
4.6
to 1 at January 31, 1994.

During the first quarter of 1995, the Capital Corporation retired

$150 million of 5% debentures due in 1995.  The Capital
Corporation
also issued $90 million and retired $67 million of medium-term notes during the current quarter.

Consolidated

The parent, Deere & Company, maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $3,332 million at
January 31, 1995, $472 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines are two long-term credit agreement commitments totaling
$2,399 million.

Stockholders' equity was $2,624 million at January 31, 1995
compared
with $2,558 million at October 31, 1994 and $2,144 million at January 31, 1994. The increase of $66 million in the first three months of 1995 resulted primarily from net income of $138 million, partially offset by dividends declared of $47 million, an
increase
in the cumulative translation adjustment of $16 million and an unrealized loss on marketable securities available for sale of $11 million.

The Board of Directors at its meeting on February 22, 1995 declared a quarterly dividend of 55 cents per share payable May 1, 1995 to stockholders of record on March 31, 1995.

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

         Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to
         Item 601(b)(4)(iii)(A)of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

  (b)    Reports on Form 8-K

         Current Reports on Form 8-K dated December 6, 1994
         (Item     7).

                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  March 13, 1995           By   s/  Pierre E. Leroy
                                         Pierre E. Leroy
                                     Senior Vice President,
                                   Principal Financial Officer
                                and Principal Accounting
Officer

                                         INDEX TO EXHIBITS


Number                                                       Page

  2             Not applicable                                 -

  3             Not applicable                                 -

  4             Not applicable                                 -

 10             Not applicable                                 -

 11             Computation of net income per share           19


 12             Computation of ratio of earnings to
                  fixed charges                               20


 15             Not applicable                                 -

 18             Not applicable                                 -

 19             Not applicable                                 -

 22             Not applicable                                 -

 23             Not applicable                                 -

 24             Not applicable                                 -

 27             Financial data schedule                       21


 99             Not applicable                                 -

                                                      Exhibit 11


                                      DEERE & COMPANY AND
CONSOLIDATED SUBSIDIARIES
                                      COMPUTATION OF NET INCOME
PER SHARE
                                     (Shares and dollars in
thousands except per share amounts)

                                  For the Three Months Ended
                                                January 31
                                               1995    1994

 1.  Net income                             $138,416  $87,015

 2.  Adjustment - Interest expense, after tax
       benefit, applicable to convertible
       debentures outstanding                      6       15
 3.  Net income applicable to common stock -
       before interest applicable to
       convertible debentures                 $138,422  $87,030

 PRIMARY NET INCOME PER COMMON SHARE:
     Shares:

 4.    Weighted average number of common
         shares outstanding                   86,486   85,592

 5.    Incremental shares:
         Dilutive common stock options           409      864
         Dilutive stock appreciation
         rights                                   18      66
           Total incremental shares               427      930

 6.  Primary net income per common share
        (1 divided by 4)                   $   1.60 *     $  1.02 *

 FULLY DILUTED NET INCOME PER COMMON SHARE:
     Shares:
 7.    Weighted average number of common
         shares outstanding                    86,486   85,592
 8.    Incremental shares:
         Dilutive common stock options          470      935
         Dilutive stock appreciation rights     18        66
 9.    Common equivalent shares from assumed
        conversion of convertible debentures:
         5-1/2% debentures due 2001               19       47

 10.     Total                                86,993    86,640

 11. Fully diluted net income per common
       share (3 divided by 10)                  1.60 *    $  1.02
*
 ____________
 * Net income per common share outstanding was used in the designated calculations since the dilutive effects of common stock options,stock appreciation rights and assumed conversion of
 convertible debentures were immaterial.

                                                 EXHIBIT  12

 DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                        Three Months Ended
                                        January 31
                                        1995            1994
                                        (In thousands of dollars)
 Earnings:
   Income (loss) of
     consolidated group before
     income taxes and changes in
     accounting                          $221,427        $133,422
   Dividends received from
     less-than-fifty-percent
     owned affiliates                        373            514
   Fixed charges net of

     capitalized interest                 90,120           72,722
 Total earnings                         $311,920        $206,658

 Fixed charges:
   Interest expense of con-

     solidated group (includes

     capitalized interest)               $ 88,432       $ 71,190
   Portion of rental charges

     deemed to be interest                  1,752          1,532
     Total fixed charges                 $ 90,184       $ 72,722


 Ratio of earnings to

   fixed charges*                               3.46     2.84

                                                    EXHIBIT  12

 DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                         Year Ended October 31
                                         1994           1993
                                         (In thousands of
dollars)
 Earnings:
   Income (loss) of
     consolidated group before
     income taxes and changes in
     accounting                         $  920,920      $272,345
   Dividends received from
     less-than-fifty-percent
     owned affiliates                       2,329        1,706
   Fixed charges net of

     capitalized interest                  310,047      375,238
 Total earnings                        $1,233,296      $649,289

 Fixed charges:
   Interest expense of con-

     solidated group (includes

     capitalized interest)              $  303,080     $369,325
   Portion of rental charges

     deemed to be interest                  7,008        6,127
     Total fixed charges               $  310,088     $375,452


 Ratio of earnings to

   fixed charges**                         3.98         1.73

EXHIBIT  12

 DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                         Year Ended October 31
                                      1992      1991       1990
                                         (In thousands of
dollars)
 Earnings:
   Income (loss) of
     consolidated group before
     income taxes and changes in
     accounting                     $43,488   $(26,176)   $  587,528
   Dividends received from
     less-than-fifty-percent
     owned affiliates                2,325      6,229         7,775
    Fixed charges net of

   capitalized interest.           420,133   454,092        439,200

 Total earnings                    $465,946   $434,145  $1,034,503

 Fixed charges:
   Interest expense of con-

     solidated group (includes

     capitalized interest)         $415,205  $451,936 $  435,217
   Portion of rental charges

     deemed to be interest        6,720       4,088      3,983

     Total fixed charges         $421,925  $456,024   $439,200

 Ratio of earnings to

   fixed charges**                1.10         *       2.36


 The computation of the ratio of earnings to fixed charges is based on applicable amounts of the Company and its consolidated subsidiaries plus dividends received from less-than fifty percent
 owned affiliates. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and
 expense, an estimated        amount of rental expense which is
deemed
 to be representative of the interest factor, and capitalized interest.

 * For the year ended October 31, 1991, earnings available for fixed charges coverage were $22 million less than the amount required for a ratio of earnings to fixed charges of 1.0.

 **             The Company has not issued preferred stock.
Therefore, the
                 ratios of earnings to combined fixed charges and preferred stock dividends are the same as the ratios presented above.