Form 10-K405/A
period 1994-10-31
DEERE & CO
filed 1995-04-28
CIK 315189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-K/A
                                 ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1993 was $5,717,820,664. At December 31, 1994, 86,496,272 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 22, 1995 are incorporated by reference in Part III.

     -----------------------------------------------------------------------
     -----------------------------------------------------------------------


                                  Page 1 of 47
                         Index to Exhibits on Page 3

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 31, 1994 to include the information and financial statements required by Form 11-K with respect to The John Deere Savings and Investment Plan and The John Deere Tax Deferred Savings Plan For Hourly and Incentive Paid Employees (the "Plans") for the year ended October 31, 1994 as set forth in the pages attached hereto:

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

                                INDEX TO EXHIBITS

EXHIBIT

3.1 Certificate of incorporation as amended (Exhibit 3.1 to Form 10-Q of registrant for the period ended April 30, 1993*)

3.2 Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-Q of registrant for the period ended April 30, 1993*)

3.3       By-laws, as amended ***

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

EXHIBIT

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

10.7 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.8 1991 John Deere Stock Option Plan (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.9 Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.10 John Deere Restricted Stock Plan (Exhibit 10.10 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.11 1993 Nonemployee Director Stock Ownership Plan (Exhibit to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)**

10.12 John Deere Performance Bonus Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

EXHIBIT
                                                                           Page

10.13 John Deere Equity Incentive Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

11.       Computation of net income per share***

12.       Computation of ratio of earnings to fixed charges***

13.       Not applicable

16.       Not applicable

18.       Not applicable

21.       Subsidiaries***

22.       Not applicable

23.1 Consent of Deloitte & Touche with respect to the Independent Audit Report for the October 31, 1994 financial statements of Deere & Company***

23.2      Consent of Deloitte & Touche with respect to the Independent Audit   8
          Report for The John Deere Savings and Investment Plan

23.3      Consent of Deloitte & Touche with respect to the Independent Audit   9
          Report for the John Deere Tax Deferred Savings Plan For Hourly and Incentive Paid Employees

24.       Not applicable

27.       Financial Data Schedule***

28.       Not applicable

99.1 Press Release dated December 9, 1987 announcing adoption of Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.2 Form of Letter to Shareholders dated December 10, 1987 describing Shareholder Rights Plan (Exhibit 99.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

EXHIBIT
                                                                            Page

99.3      John Deere Savings And Investment Plan                              10

                    Independent Auditors' Report

                    Statements of Net Assets Available For Benefits as of October 31, 1994 and 1993

                    Statements of Changes in Net Assets Available For Benefits for the years ended October 31, 1994 and 1993

                    Notes to Financial Statements

                    Supplemental Schedules

99.4 John Deere Tax Deferred Savings Plan For Hourly And Incentive Paid 30 Employees

                    Independent Auditors' Report

                    Statements of Net Assets Available For Benefits as of October 31, 1994 and 1993

                    Statements of Changes in Net Assets Available For Benefits for the years ended October 31, 1994 and 1993

                    Notes to Financial Statements

                    Supplemental Schedules

          *Incorporated by reference. Copies of these exhibits are available from the Company upon request.

          **Compensation plan or arrangement filed as an exhibit pursuant to
          Item 14(c) of Form 10-K.

          ***Copies of these exhibits were filed with the Commission with the original Annual Report of the Company on Form 10-K for the fiscal year ended October 31, 1994.

                                   SIGNATURES





          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DEERE & COMPANY




                                        By:  /s/ M. S. Plunkett
                                           --------------------
                                        M. S. Plunkett
                                        Senior Vice President





Date:  APRIL 25, 1995