Form 10-Q
period 1995-04-30
DEERE & CO
filed 1995-06-12
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 1995


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

     At April 30, 1995, 86,658,997 shares of common stock, $1 par value, of the registrant were outstanding.

_________________________________________________________________

                           Page 1 of 531 Pages.
                       Index to Exhibits:  Page 21.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries)


                                             Three Months Ended
                                                  April 30

                                              1995      1994
Net Sales and Revenues
Net sales of equipment                       $2,452.9   $2,128.0
Finance and interest income                     160.0      127.8
Insurance and health care premiums              180.8      167.0
Investment income                                23.2       23.7
Other income                                     23.2       13.7
    Total                                     2,840.1    2,460.2

Costs and Expenses
Cost of goods sold                            1,867.7    1,646.2
Research and development expenses                82.3       68.7
Selling, administrative and general expenses    254.9      225.5
Interest expense                                102.6       71.3
Insurance and health care claims and benefits   141.1      144.2
Other operating expenses                         20.6        9.2
    Total                                     2,469.2    2,165.1


Income of Consolidated Group
Before Income Taxes                            370.9      295.1
Provision for income taxes                       136.9      108.0
Income of Consolidated Group                     234.0      187.1

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                                  .8
    Other                                          3.0        1.4
        Total                                      3.0        2.2

Net Income                                     $  237.0    $189.3

Net income per share, primary
 and fully diluted                           $   2.74     $  2.20

See Notes to Interim Financial Statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services on the Equity Basis)


                                   Three Months Ended April 30

                                         1995           1994
Net Sales and Revenues
Net sales of equipment                $2,452.9      $2,128.0
Finance and interest income               21.9          18.9
Insurance and health care premiums

Investment income


Other income                               5.8           5.7
    Total                              2,480.6       2,152.6

Costs and Expenses
Cost of goods sold                     1,867.6       1,650.0
Research and development expenses         82.3          68.7
Selling, administrative and
general expenses                        181.3         162.5
Interest expense                          34.8          30.2
Insurance and health care
     claims and benefits

Other operating expenses                  10.5           4.0
    Total                              2,176.5       1,915.4

Income of Consolidated Group
     Before Income Taxes                304.1         237.2
Provision for income taxes               112.5          89.7
Income of Consolidated Group             191.6         147.5

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                34.4          28.4
    Insurance and health care              8.0          12.0
    Other                                  3.0           1.4
        Total                             45.4          41.8

Net Income                            $  237.0       $ 189.3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

FINANCIAL SERVICES
                                             Three Months Ended
                                                   April 30
                                               1995          1994
Net Sales and Revenues
Net sales of equipment


Finance and interest income                 $  139.7     $  109.8
Insurance and health care premiums             216.5        201.9
Investment income                               23.2         23.7
Other income                                    18.2          9.2
    Total                                      397.6        344.6

Costs and Expenses
Cost of goods sold


Research and development expenses


Selling, administrative and
     general expenses                         76.1          66.3
Interest expense                               69.4          42.0
Insurance and health care
     claims and benefits                     175.2         173.0
Other operating expenses                       10.2           5.3
    Total                                     330.9         286.6

Income of Consolidated Group
     Before Income Taxes                      66.7          58.0
Provision for income taxes                     24.3          18.4
Income of Consolidated Group                   42.4          39.6

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit

    Insurance and health care                                  .8
    Other


        Total                                                  .8

Net Income                                 $   42.4      $   40.4

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries)

                                        Six Months Ended
                                        April 30
                                         1995         1994
Net Sales and Revenues
Net sales of equipment                    $ 4,183.4   $3,534.8
Finance and interest income                   313.6      252.7
Insurance and health care premiums            361.4      324.5
Investment income                              49.0       45.9
Other income                                   39.0       29.1
    Total                                   4,946.4    4,187.0

Costs and Expenses
Cost of goods sold                          3,206.9    2,767.9
Research and development expenses             149.3      129.1
Selling, administrative
     and general expenses                    475.4      423.1
Interest expense                              190.9      142.5
Insurance and health care
     claims and benefits                     300.0       279.6
Other operating expenses                       31.6        16.3
    Total                                   4,354.1     3,758.5

Income of Consolidated Group
     Before Income Taxes                     592.3       428.5
Provision for income taxes                    220.4       156.1
Income of Consolidated Group                  371.9       272.4

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                    .7         2.1
    Other                                       2.9         1.8
      Total                                     3.6         3.9

Net Income                                $   375.5     $ 276.3

Net income per share, primary
     and fully diluted                   $     4.34    $  3.22

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services on the Equity Basis)

                                             Six Months Ended
                                                  April 30
                                             1995           1994
Net Sales and Revenues
Net sales of equipment                      $ 4,183.4    $3,534.8
Finance and interest income                      45.7        38.6
Insurance and health care premiums


Investment income


Other income                                     11.9        10.1
    Total                                     4,241.0     3,583.5

Costs and Expenses
Cost of goods sold                            3,220.8     2,775.1
Research and development expenses               149.3       129.1
Selling, administrative and general expenses    335.8      297.3
Interest expense                                 62.5       60.9
Insurance and health care claims
     and benefits
Other operating expenses                         16.3        5.9
    Total                                     3,784.7    3,268.3

Income of Consolidated Group
     Before Income Taxes                       456.3        315.2
Provision for income taxes                      168.9       119.7
Income of Consolidated Group                    287.4       195.5

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                       64.1        54.0
    Insurance and health care                    21.1        25.0
    Other                                         2.9         1.8
      Total                                      88.1        80.8

Net Income                                  $   375.5     $ 276.3

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per share amounts
(Unaudited)

FINANCIAL SERVICES
                                             Six Months Ended
                                                  April 30
                                              1995          1994
Net Sales and Revenues
Net sales of equipment


Finance and interest income                 $  270.9      $ 215.8
Insurance and health care premiums             431.4        386.0
Investment income                               49.0        45.9
Other income                                    28.7        21.2
    Total                                      780.0       668.9

Costs and Expenses
Cost of goods sold


Research and development expenses


Selling, administrative and general expenses    146.2       131.6
Interest expense                                131.4        83.4
Insurance and health care claims and benefits   351.0       330.2


Other operating expenses                         15.4        10.4
    Total                                       644.0       555.6

Income of Consolidated Group Before
     Income Taxes                              136.0       113.3
Provision for income taxes                       51.5        36.4
Income of Consolidated Group                     84.5        76.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit

    Insurance and health care                      .7         2.1
    Other


      Total                                        .7         2.1

Net Income                                      $85.2     $  79.0

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
Millions of dollars  (Unaudited)

CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries)
                              Apr 30       Oct 31    Apr 30
                              1995         1994      1994
Assets
Cash and short-term
investments                   $520.8     $245.4   $280.0
Cash deposited with
unconsolidated subsidiaries
Cash and cash equivalents       520.8     245.4     280.0
Marketable securities         1,135.1   1,126.3   1,061.7
Receivables from
unconsolidated subsidiaries
and affiliates                    3.0       8.9       4.0
Dealer accounts and notes
receivable - net              3,588.5   2,939.4   3,153.0
Credit receivables - net       4,286.2   4,501.7   4,163.8
Other receivables                506.3     429.7     357.2
Equipment on operating
     leases - net                234.1     219.5     200.5
Inventories                      996.3     698.0     745.5
Property and equipment - net   1,292.6   1,314.1   1,200.0
Investments in unconsolidated
subsidiaries and affiliates      154.2     154.3     144.9
Intangible assets - net          280.3     283.7     295.3
Deferred income taxes            679.8     679.8     683.7
Other assets and deferred
     charges                     214.2     180.4     202.9
        Total                $13,891.4 $12,781.2  $12,492.5


Liabilities and Stockholders' Equity

Short-term borrowings        $ 3,006.9  $ 2,637.4  $ 2,953.0
Payables to unconsolidated
     subsidiaries
    and affiliates                30.8       34.0       26.4
Accounts payable and
     accrued expenses          2,395.4    2,285.2    2,077.0
Insurance and health care
 claims and reserves             783.9      761.3      712.1
Accrued taxes                    143.9       80.2       86.8
Deferred income taxes             14.1       13.5        8.2
Long-term borrowings           2,341.4    2,053.9    1,974.7
Retirement benefit
 accruals and other
 liabilities                  2,318.1    2,357.8     2,345.3
    Total liabilities         11,034.5   10,223.3    10,183.5

Common stock, $1 par value
 (issued shares
  at April 30, 1995
  - 86,850,546                 1,502.6    1,491.4     1,473.8
Retained earnings              1,634.6    1,353.9     1,117.1
Minimum pension liability
 adjustment                     (248.4)    (248.4)     (215.5)
Cumulative translation
 adjustment                       (8.0)     (17.9)      (45.0)
Unrealized loss on marketable
 securities available for sale    (1.5)
Unamortized restricted stock
 compensation                    (10.1)     (8.8)       (6.2)
Common stock in treasury,
 at cost                         (12.3)    (12.3)      (15.2)

 Total stockholders' equity     2,856.9    2,557.9    2,309.0
Total                         $13,891.4  $12,781.2  $12,492.5

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
Millions of dollars  (Unaudited)

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services on the Equity Basis)

                              Apr 30       Oct 31    Apr 30
                              1995         1994       1994
Assets
Cash and short-term
 investments              $   101.6     $   104.0     $    28.2
Cash deposited with
 unconsolidated subsidiaries
  Cash and cash equivalents   328.4
Marketable securities         430.0         104.0          28.2
Receivables from
 unconsolidated subsidiaries
 and affiliates                82.2         196.9         174.1
Dealer accounts and
 notes receivable - net     3,588.5       2,939.4       3,153.0
Credit receivables - net      107.3         115.8         151.9
Other receivables                            15.2
Equipment on operating
 leases - net                 106.0          94.3          70.4
Inventories                   996.3         698.0         745.5
Property and equipment
 - net                      1,256.7       1,281.8       1,172.0
Investments in
 unconsolidated subsidiaries
    and affiliates          1,343.7       1,285.9       1,236.8
Intangible assets
 - net                        264.9         266.8         277.4
Deferred income taxes         619.4         620.5         629.3
Other assets and deferred
 charges                      115.8          91.8         117.1
    Total                 $ 8,910.8     $ 7,710.4     $ 7,755.7

Liabilities and
 Stockholders' Equity
Short-term borrowings     $   872.6     $    53.8     $   493.9
Payables to
 unconsolidated subsidiaries
    and affiliates             31.4          34.0          41.8
Accounts payable and
 accrued expenses           1,679.9       1,617.3       1,460.5
Insurance and health
 care claims and reserves

Accrued taxes                 143.4          79.7          83.0
Deferred income taxes          14.1          13.5           8.1
Long-term borrowings        1,017.7       1,019.4       1,029.5
Retirement benefit
 accruals and other
 liabilities                2,294.8       2,334.8       2,329.9
    Total liabilities        6,053.9       5,152.5       5,446.7

Common stock, $1 par value
 (issued shares
  at April 30, 1995
 - 86,850,546                1,502.6       1,491.4       1,473.8
Retained earnings            1,634.6       1,353.9       1,117.1
Minimum pension liability
 adjustment                  (248.4)       (248.4)       (215.5)
Cumulative translation
 adjustment                    (8.0)        (17.9)        (45.0)
Unrealized loss on
 marketable securities
 available for sale            (1.5)
Unamortized restricted stock
 compensation                 (10.1)         (8.8)         (6.2)
Common stock in treasury,
 at cost                      (12.3)        (12.3)        (15.2)
  Total stockholders'
  equity                    2,856.9       2,557.9       2,309.0
     Total                 $ 8,910.8     $ 7,710.4     $ 7,755.7

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
Millions of dollars  (Unaudited)


FINANCIAL SERVICES


                              Apr 30       Oct 31    Apr 30
                              1995         1994      1994
Assets

Cash and short-term
 investments                $   419.2     $   141.4     $   251.8
Cash deposited with
 unconsolidated subsidiaries
    Cash and cash equivalents   419.2         141.4         251.8
Marketable securities         1,135.1       1,126.3       1,061.7
Receivables from
 unconsolidated subsidiaries
 and affiliates                    .6                        15.4
Dealer accounts and notes
 receivable - net

Credit receivables - net      4,178.9       4,385.9       4,011.9
Other receivables               507.3         415.5         358.2
Equipment on operating
 leases - net                   128.1         125.2         130.1
Inventories


Property and equipment
 - net                           35.9          32.3          28.0
Investments in unconsolidated
 subsidiaries and affiliates     53.2          55.1          54.7
Intangible assets - net          15.4          16.9          18.0
Deferred income taxes            60.5          59.2          54.4
Other assets and deferred
 charges                         98.4          88.6          85.7
        Total                 6,632.6     $ 6,446.4     $ 6,069.9

Liabilities and Stockholders'
 Equity
Short-term borrowings       $ 2,134.3     $ 2,583.5     $ 2,459.1
Payables to unconsolidated
 subsidiaries and affiliates    407.6         187.9         170.1
Accounts payable and
 accrued expenses               716.6         668.9         617.5
Insurance and health care
 claims and reserves            783.9         761.3         712.1
Accrued taxes                      .5            .5           3.8
Deferred income taxes


Long-term borrowings          1,323.7       1,034.5         945.2
Retirement benefit accruals
 and other liabilities           23.3          23.0          15.4
    Total liabilities         5,389.9       5,259.6       4,923.2

Common stock, $1 par value
 (issued shares
  at April 30, 1995
 - 86,850,546                   209.4         209.5         209.0
Retained earnings             1,038.2         980.3         942.5
Minimum pension liability
 adjustment

Cumulative translation
 adjustment                      (3.4)         (3.0)        (4.8)
Unrealized loss on marketable
 securities available for sale   (1.5)
Unamortized restricted stock
 compensation

Common stock in treasury, at cost


 Total stockholders' equity    1,242.7       1,186.8      1,146.7
           Total             $ 6,632.6     $ 6,446.4     $6,069.9

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.
DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
Millions of dollars  (Unaudited)


CONSOLIDATED
(Deere & Company and Consolidated Subsidiaries)


                                        Six Months Ended
                                             April 30
                                        1995              1994

Cash Flows from Operating Activities
Net income                             $ 375.5        $    276.3
Adjustments to reconcile net income
 to net cash provided by
 (used for) operating activities        (739.5)           (548.4)
    Net cash provided by (used for)
 operating activities                  (364.0)           (272.1)

Cash Flows from Investing Activities

Collections and sales of credit
 receivables                           2,454.3           1,588.5
Proceeds from sales of marketable
 securities                               68.3             146.7
Cost of credit receivables acquired    (2,307.5)        (1,986.5)
Purchases of marketable securities       (74.6)           (209.3)
Purchases of property and equipment       (82.5)           (73.5)
Cost of operating leases acquired         (63.1)           (45.4)
Other                                      76.5            58.3
    Net cash provided by (used for)
 investing activities                     71.4            (521.2)

Cash Flows from Financing Activities
Increase (decrease) in short-term
 borrowings                              797.5           1,265.8
Change in intercompany
 receivables/payables
Proceeds from long-term borrowings        405.0              10.0
Principal payments on long-term
 borrowings                             (546.3)           (486.9)
Proceeds from issuance of common stock      9.6              35.5
Dividends paid                            (95.1)           (85.5)
Other                                     (4.9)             (4.1)
    Net cash provided by financing
 activities                              565.8             734.8

Effect of Exchange Rate Changes
 on Cash                                   2.2                .3

Net Increase (Decrease) in Cash
 and Cash Equivalents                    275.4             (58.2)
Cash and Cash Equivalents at
 Beginning of Period                     245.4             338.2
Cash and Cash Equivalents at
 End of Period                          $ 520.8        $    280.0

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
Millions of dollars  (Unaudited)

EQUIPMENT OPERATIONS
(Deere & Company with Financial Services on the Equity Basis)

                                             Six Months Ended
                                                  April 30
                                             1995          1994

Cash Flows from Operating Activities
Net income                                   $ 375.5       $276.3
Adjustments to reconcile net income
 to net cash provided by
 (used for) operating activities              (810.6)     (491.4)
    Net cash provided by (used for)
 operating activities                        (435.1)      (215.1)

Cash Flows from Investing Activities
Collections and sales of credit receivables    26.0         32.5
Proceeds from sales of marketable securities

Cost of credit receivables acquired            (17.4)      (67.9)
Purchases of marketable securities
Purchases of property and equipment            (75.7)      (68.1)
Cost of operating leases acquired              (38.7)      (12.3)
Other                                           31.2        13.1
    Net cash provided by (used for)
 investing activities                         (74.6)      (102.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term
 borrowings                                   817.6         144.8
Change in intercompany receivables/payables    109.4        353.2
Proceeds from long-term borrowings


Principal payments on long-term borrowings      (3.1)     (169.9)
Proceeds from issuance of common stock           9.6        35.5
Dividends paid                                 (95.1)      (85.5)
Other                                           (4.9)       (4.1)
    Net cash provided by financing
 activities                                   833.5         274.0

Effect of Exchange Rate Changes
 on Cash                                        2.2            .3

Net Increase (Decrease) in Cash and
 Cash Equivalents                             326.0        (43.5)
Cash and Cash Equivalents at Beginning
 of Period                                    104.0          71.7
Cash and Cash Equivalents at End
 of Period                                   $430.0        $ 28.2

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
Millions of dollars  (Unaudited)


FINANCIAL SERVICES

                                             Six Months Ended
                                                  April 30
                                             1995          1994
Cash Flows from Operating Activities
Net income                                   $  85.2       $ 79.0
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities                          13.2         47.0
    Net cash provided by (used for)
 operating activities                          98.4        126.0

Cash Flows from Investing Activities
Collections and sales of
 credit receivables                          2,428.3      1,566.7
Proceeds from sales of marketable
 securities                                     68.3        146.7
Cost of credit receivables acquired         (2,290.1)   (1,929.3)
Purchases of marketable securities              (74.6)    (209.3)
Purchases of property and equipment              (6.8)      (5.4)
Cost of operating leases acquired              (24.4)      (33.1)
Other                                           45.3        45.2
    Net cash provided by (used for)
 investing activities                          146.0      (418.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings    (20.1)    1,121.0
Change in intercompany receivables/payables     219.1     (353.2)
Proceeds from long-term borrowings              405.0       10.0
Principal payments on long-term borrowings (543.3) (316.9) Proceeds from issuance of common stock


Dividends paid                                  (27.3)    (183.1)
Other


  Net cash provided by financing activities      33.4      277.8

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and Cash
 Equivalents                                   277.8      (14.7)
Cash and Cash Equivalents at Beginning
 of Period                                     141.4      266.5
Cash and Cash Equivalents at End of Period    $ 419.2    $ 251.8

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

(3)  An analysis of the Company's retained earnings follows in millions of dollars:
                           Three Months           Six Months
                           Ended                  Ended
                           April 30               April 30

                          1995      1994          1995     1994
Balance, beginning
       of period........  $1,444.9  $970.8    $1,353.9   $ 926.5
     Net income.........     237.0   189.3       375.5     276.3

     Dividends declared.    (47.3)   (43.0)      (94.8)    (85.7)
     Balance, end of
       period........... $1,634.6  $1,117.1   $1,634.6  $1,117.1



(4) An analysis of the cumulative translation adjustment in millions of dollars follows:

                                   Three Months       Six Months
                                      Ended             Ended
                                     April 30          April 30
                                  1995     1994     1995     1994

Balance, beginning
     of period................  $ 33.9   $40.4    $ 17.9    $41.5


     Translation adjustments.... (26.4)    5.4     (10.4)   3.6

     Income taxes applicable to
       translation adjustments..    .5     (.8)       .5    (.1)
     Balance, end of period.....$  8.0    $45.0    $ 8.0   $45.0



(5) Substantially all inventories owned by Deere & Company and its
     United States equipment subsidiaries are valued at cost on the
     "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out"
(FIFO)
     method, estimated inventories by major classification in millions of dollars would have been as follows:



                              April 30   October 31   April 30


                                    1995        1994        1994

     Raw materials and
       supplies................   $  229      $  206       $  196


     Work-in-process...........      446         357          374
     Finished machines and
       parts...................    1,284       1,079        1,140
     Total FIFO value..........    1,959       1,642        1,710
     Adjustment to LIFO


       basis...................      963         944          964
     Inventories...............   $  996      $  698       $  746

(6) During the first six months of 1995, the Financial Services subsidiaries and the Equipment Operations received proceeds from
     the sale of retail notes in the public market and to other financial institutions of $724 million. At April 30, 1995, the
     net unpaid balance of all retail notes previously sold by
the
     Financial Services subsidiaries and the Equipment Operations was
     $1,469 million. At April 30, 1995, the Company's maximum exposure under all credit receivable recourse provisions was
$211
     million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $56 million as collateral for bank advances of $1 million as of April 30, 1995.

     At April 30, 1995, the Company had commitments of approximately
     $64 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                          Three Months Ended    Six Months Ended
                               April 30             April 30

                                           %                %
                          1995   1994  Change  1995   1994 Change

Net sales:
Agricultural equipment...$1,434  $1,332  + 8  $2,456  $2,219 +11

   Industrial equipment.....500     432  +16     908    740  +23
  Lawn and grounds care
    equipment*..........    519     364  +43     819     576 +42
      Total net sales.....2,453   2,128  +15   4,183   3,535 +18
Financial Services revenues.361     309  +17     709     607 +17
Other revenues..........     26      23  +13      54      45 +20
      Total net sales and
        revenues........ $2,840  $2,460  +15  $4,946  $4,187 +18

United States and Canada:
  Equipment net sale.... $1,882  $1,663  +13  $3,207  $2,783 +15
  Financial Services
    revenues...........     361     309  +17     709     607 +17
      Total.............  2,243   1,972  +14   3,916   3,390 +16
Overseas net sales*.....    571     465  +23     976     752 +30
Other revenues..........     26      23  +13      54      45 +20
      Total net sales and
        revenues........ $2,840  $2,460  +15  $4,946  $4,187 +18

Operating profit:
  Agricultural equipment.$  237  $  184       $  352  $  269
Industrial equipment....     55      45          100      54
  Lawn and grounds care
    equipment...........     64      47           92      67
  Financial Services**..     67      59          137     116
      Total operating
 profit.                   423     335          681     506
Interest and corporate
  expenses-net.........    (49)    (38)         (86)    (74)
Income taxes...........   (137)   (108)        (220)   (156)
      Net income....... $  237  $  189       $  375  $  276

*    Second quarter 1995 worldwide lawn and grounds care
equipment net
     sales, United States and Canada net sales and overseas net sales
     include $87 million, $74 million and $13 million,
respectively, of
     sales by Homelite, which was acquired in the fourth quarter of
     1994.  The first six months of 1995 include $137 million,
$113
     million and $24 million, respectively, of Homelite's net sales.

**   Operating profit of Financial Services includes the effect of
     interest expense.

(8) Dividends declared and paid on a per share basis were as follows:

                            Three Months           Six Months
                              Ended                  Ended
                            April 30              April 30

                         1995       1994       1995      1994

     Dividends declared. $.55       $.50      $1.10     $1.00
     Dividends paid..... $.55       $.50      $1.10     $1.00

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the six months ended April 30, 1995 and 1994 of 86,505,000 and 85,867,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

(10) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(11) During the second quarter of 1993, the Company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $1.03 per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions to be implemented during 1993 and the next few years. As of April 30, 1995, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 72 percent complete.

(12) In the first quarter of 1995, the Company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company designated approximately two-thirds of its debt securities as held-to-maturity with the remaining debt and equity securities classified as available-for-sale. The held-to-maturity debt securities are carried at cost and the available-for-sale securities are carried at fair value with unrealized gains and losses shown as a separate component of stockholders' equity. Previously, the Company valued all its securities on a cost basis. The Statement had an immaterial effect on stockholders' equity and no impact on the consolidated income statement.

(13) In January 1995, the Company's insurance subsidiaries agreed to sell their 3.1 million shares (43.8 percent) of Re Capital Corporation to Zurich Reinsurance Centre Holdings, Inc. for $18.50 a share. In April 1995, the insurance subsidiaries agreed to sell their wholly-owned subsidiary, John Deere Life Insurance Company, to Life Reassurance Corporation of America. These sales did not have a significant effect on the Company's consolidated financial position or net income for the second quarter or first six months of 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record worldwide net income in the second quarter of 1995 of $237.0 million or $2.74 per share compared with $189.3 million or $2.20 per share last year. This was the highest quarterly net income and earnings per share ever reported by the Company. Worldwide net income improved by $47.7 million or 25 percent compared with last year's second quarter. Year-to-date net income totaled $375.5 million or $4.34 per share compared with $276.3 million or $3.22 per share for the first six months of 1994. The increased income for both the quarter and the first six months was primarily due to higher sales and production activity and continued productivity improvements, which were partially offset by unfavorable currency fluctuations.

Worldwide net sales and revenues increased 15 percent to $2,840 million in the second quarter and 18 percent to $4,946 million for the first six months of 1995 compared with $2,460 million and $4,187 million, respectively, last year. Worldwide production tonnage was up seven percent in the quarter and nine percent year-to-date compared with the same periods last year.

The Company's operations continue to be favorably affected by several key developments. Market demand for all the Company's products remains strong, reflecting increased export demand, continued growth in the general economy and sustained high levels of farmers' confidence. Additionally, the Company recently signed a new three-year labor agreement with the United Auto Workers which encourages employee innovation and should generate significant productivity gains. Further, worldwide customer acceptance of the Company's new medium and large row crop tractor lines continues to be outstanding.

Net sales to dealers of agricultural, industrial and lawn and grounds care equipment were $2,453 million in the second quarter and $4,183 million year-to-date in 1995 compared with $2,128 million for the quarter and $3,535 million year-to-date last year. Net sales in 1995 include Homelite sales of $87 million during the quarter and $137 million in the first six months. Homelite sales were not included in the comparable periods last year. The physical volume of worldwide net sales to dealers increased approximately 10 percent in the second quarter and 13 percent year-to-date in 1995. North American net sales of John Deere agricultural, industrial and lawn and grounds care equipment all increased during the second quarter and first six months of 1995 compared with last year. Exports from the United States also continued to strengthen, totaling $645 million for the first six months, which was 15 percent higher than last year's export levels of $560 million. Overseas net sales and physical volume of sales in the first six months were also higher, increasing 30 percent and 17 percent, respectively, compared with a year ago.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $191.6 million for the quarter and $287.4 million year-to-date compared with $147.5 million and $195.5 million, respectively, last year. All of the Company's equipment businesses generated higher operating profits during the quarter and year-to-date compared with last year. The improved results were due primarily to higher production and sales volumes and continued improvements in productivity, partially offset by unfavorable currency fluctuations. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 77.5 percent in the second quarter of 1994 to 76.1 percent in the same period this year. During the first six months of 1995, the ratio of cost of goods sold to net sales was 77.0 percent compared with
78.5 percent in the first half of last year. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment which includes the effect of interest expense. Additional information on business segments is presented in Note 7 to the interim financial statements.

Net income of the Company's credit operations was $34.4 million in the second quarter of 1995 compared with $28.4 million in last year's second quarter. For the first six months of 1995, net income of these subsidiaries was $64.1 million compared with $54.0 million last year. Compared with last year, earnings for both the quarter and the first six months were favorably affected by increased gains on the sale of retail notes and higher margins on a larger average receivable and lease portfolio financed. Total revenues of the credit operations increased 33 percent from $119 million in the second quarter of 1994 to $158 million in the current quarter and increased 27 percent in the first half from $237 million last year to $300 million this year. Revenues increased reflecting a higher overall yield on the receivables held, a larger average portfolio financed and the increased gains
on the sale of retail notes.   The average balance of receivables
and leases financed was 17 percent higher in the second quarter and 18 percent higher in the first six months of 1995 compared with the same periods last year. The resulting increase in average borrowings coupled with higher borrowing rates this year resulted in a 65 percent increase in interest expense in the current quarter and a 58 percent increase in the first half of 1995 compared with 1994. The credit subsidiaries' consolidated ratio of earnings before fixed charges to fixed charges was 1.78 to 1 for the second quarter this year compared with 2.11 to 1 in 1994. This ratio was 1.76 to 1 for the first six months this year compared with 2.00 to 1 in the comparable period of 1994.

Net income from insurance and health care operations was $8.0 million in the second quarter of 1995 compared with $12.0 million in the same quarter last year. For the first six months, net income from these operations was $21.1 million this year compared with $25.0 million in 1994. The insurance operations' results in 1995 were unfavorably affected by an expected small net loss from the recently announced agreement to sell the John Deere Life Insurance Company, a higher effective tax rate and lower equity income due to the sale of Re Capital Corporation. This decline was partially offset by an improvement in insurance and health care underwriting earnings compared to 1994. For the second quarter, insurance and health care premiums earned increased seven percent in 1995 compared with the same period last year, while claims, policy benefits and selling, administrative and general expenses increased five percent this year. For the six-month period, insurance and health care premiums earned increased by 12 percent in 1995, while claims, policy benefits and selling, administrative and general expenses increased nine percent compared with last year. The insurance operations will continue to focus on their core property and casualty business and the sale of the life insurance subsidiary will not significantly affect future results.

Current North American retail sales activity of agricultural equipment provides a strong foundation for operations during the remainder of the year. Although some uncertainty has developed as a result of the debate on a new United States farm bill and extremely wet and cool weather conditions which have delayed spring planting in many areas, farmers' confidence remains high and continues to promote strong agricultural equipment demand. Recent strong levels of United States net farm cash income continue to provide a solid base for farm expenditures. Additionally, higher exports of farm commodities resulting from continued growth in demand from developing countries, as well as from China and the former Soviet Union, have stabilized commodity prices at levels which should further improve customer buying confidence. Recent weakness in the dollar against key foreign currencies has also improved the worldwide competitiveness of most domestic farm commodities.

Markets for the Company's other major businesses also remain at strong levels. The North American general economy has sustained its moderate growth, which should support continued demand for both industrial and lawn and grounds care equipment as well as provide a sound basis for expansion of the Company's Financial Services revenues.

In response to these market conditions, the worldwide Equipment Operations' production tonnage is expected to increase by six percent in 1995 compared with 1994. Third quarter worldwide production tonnage is expected to be eight percent higher compared with last year, reflecting continued strong retail demand coupled with the excellent acceptance of the Company's new 8000-series tractor line as well as other new products.

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

Negative cash flows from operating activities in the first six months of 1995 resulted from the normal seasonal increases in dealer receivables and Company-owned inventories and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $435 million, along with cash required for increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.

In the first half of 1994, negative cash flows from operating activities resulted from the normal seasonal increases in dealer receivables and Company-owned inventories, annual volume discount program payments made to dealers and contributions to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $215 million, along with cash required for payment of dividends, purchases of property and equipment and a decrease in borrowings were provided primarily from a decrease in receivables from the Financial Services operations and a decrease in cash and cash equivalents.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $649 million since October 31, 1994 and $436 million compared to a year ago due primarily to a normal seasonal increase and higher retail demand. The ratios of these receivables to the last 12 months net sales were 43 percent at April 30, 1995, 38 percent at October 31, 1994 and 44 percent at April 30, 1994. North American agricultural equipment and industrial equipment dealer receivables increased approximately $70 million and $110 million, respectively, compared with the levels 12 months earlier. North American lawn and grounds care dealer receivables increased approximately $160 million compared to a year earlier, which included an additional $58 million of Homelite receivables in 1995. Total overseas dealer receivables were approximately $95 million higher than a year ago, approximately one-half of which was due to higher foreign currency exchange rates in 1995.

The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was seven percent at April 30, 1995 and October 31, 1994, and eight percent at April 30, 1994.

Company-owned inventories at April 30, 1995 have increased by $298 million compared with the end of the previous fiscal year and $251 million compared to one year ago, reflecting a normal seasonal increase as well as increased retail demand, higher foreign currency exchange rates and approximately $60 million of additional Homelite inventories at April 30, 1995 and October 31, 1994 compared to a year ago.

Total interest-bearing debt of the Equipment Operations was $1,890 million at April 30, 1995 compared with $1,073 million at the end of fiscal year 1994 and $1,523 million at April 30, 1994.

The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 40 percent, 30 percent and 40 percent at April 30, 1995, October 31, 1994 and April 30, 1994, respectively.

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

During the first six months of 1995, the aggregate cash provided from operating, investing and financing activities increased cash and cash equivalents. Cash provided from Financial Services operating activities was $98 million in the first six months. Investing activities provided $146 million of cash in the first six months, primarily due to proceeds of $723 million received from the sale of retail notes in the public market, which was partially offset by the acquisitions of credit receivables exceeding collections by $585 million. Cash provided by financing activities totaled $33 million in 1995, representing a $219 million temporary increase in payables to the Equipment Operations, partially offset by a $158 million decrease in outside borrowings and payment of a $27 million dividend to the Equipment Operations. Cash and cash equivalents increased $278 million during the first half of 1995.

In the first six months of 1994, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables. Cash provided from Financial Services operating activities was $126 million during the first six months of 1994. Financing activities provided $278 million during the same period, resulting from an $814 million increase in outside borrowings which was partially offset by a $353 million decrease in payables to the Equipment Operations and payment of a $183 million dividend to the Equipment Operations. Cash used for investing activities totaled $419 million in the first six months, primarily due to the cost of credit receivables acquired exceeding collections. Other cash flows from investing activities increased in 1994 mainly due to collections on receivables previously sold that were being held for payment to trusts. Cash and cash equivalents also decreased $15 million in the first six months of 1994.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities.
Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. These investments increased in the first six months of 1995 and during the past 12 months, resulting primarily from the continuing growth in the insurance and health care operations.

Credit receivables decreased by $207 million in the first six months of 1995 and increased by $167 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables decreased during the first six months of 1995 due to the sale of retail notes for proceeds of $723 million, which was partially offset by the acquisitions of credit receivables exceeding collections. Total acquisitions of credit receivables were 19 percent higher in the first six months of 1995 compared with the same period last year. This significant increase resulted mainly from improvements in the general economy, increased retail sales of John Deere equipment and recreational products, and a higher revolving charge account and wholesale note volume. The sale of retail notes during the past 12 months for proceeds of $1,245 million, partially offset the increase in credit receivables from acquisitions exceeding collections in the same period. The levels of wholesale receivables, revolving charge accounts and financing lease receivables were higher than one year ago, while retail notes were slightly lower compared to last year. Credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $5,677 million at April 30, 1995 compared with $5,600 million at October 31, 1994 and $4,949 million at April 30, 1994. At April 30, 1995, the unpaid balance of all retail notes previously sold was $1,468 million compared with $1,175 million at October 31, 1994 and $896 million at April 30, 1994. Additional sales of retail notes are expected to be made in the future.

Total interest-bearing debt of the credit subsidiaries was $3,458 million at April 30, 1995 compared with $3,618 million at the end of fiscal year 1994 and $3,404 million at April 30, 1994. Total outside borrowings decreased during the first six months of 1995 and increased during the past 12 months, generally corresponding with the levels of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.1 to 1 at April 30, 1995 compared with
5.3 to 1 at October 31, 1994 and 5.1 to 1 at April 30, 1994.

During the first six months of 1995, the Capital Corporation issued $150 million of floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures all due in 1995. During the same period, the Capital Corporation also issued $255 million and retired $143 million of medium-term notes.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,115 million at April 30, 1995, $1,326 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,500 million.

During the first six months of 1995, the total increase in cash and cash equivalents on a consolidated basis was $275 million. This represents $326 million provided by the Equipment Operations and $278 million provided by Financial Services, reduced by $329 million of Equipment Operations' cash equivalents receivable from the Financial Services operations.

Stockholders' equity was $2,857 million at April 30, 1995 compared with $2,558 million at October 31, 1994 and $2,309 million at April 30, 1994. The increase of $299 million in the first six months of 1995 resulted primarily from net income of $375 million, partially offset by dividends declared of $95 million.

The Board of Directors at its meeting on May 31, 1995 declared a quarterly dividend of 55 cents per share payable August 1, 1995 to stockholders of record on June 30, 1995.
PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note (10) to the Interim Financial Statements.

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

(a,b,c)    At the annual meeting of stockholders held February
           22, 1995 the following directors were elected:

                                   Votes For   Votes Withheld

           Hans W. Becherer        72,762,852     285,349
           Agustine Santamarina V. 72,808,462     239,739
           David H. Stowe, Jr.     72,760,245     287,956
           John R. Walter          72,804,937     243,264

         John R. Block, Leonard A. Hadley and Professor Regina
         E. Herzlinger continue to serve as directors of the Company for terms expiring at the annual meeting in 1996. Samuel C. Johnson, Arthur L. Kelly, William A. Schreyer and Dr. Arnold R. Weber continue to serve as directors of the Company for terms expiring at the annual meeting in 1997.

         At the annual meeting on February 22, 1995, stockholders also approved the John Deere Performance
         Bonus Plan and the John Deere Equity Incentive Plan with votes cast as follows:


                               Votes                   Broker
                  Votes For    Against  Abstentions    Non-Votes

     Performance  64,446,642   2,002,893   719,239    5,879,427
     Bonus Plan

     Equity       65,232,110   7,095,313   720,778       -0-
     Incentive
     Plan

Item 5.     Other Information

         None

Item 6.     Exhibits and Reports on Form 8-K

  (a)       Exhibits

         See the index to exhibits immediately preceding the exhibits filed with this report.

         Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to
         Item 601(b)(4)(iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

  (b)    Reports on Form 8-K

         Current Report on Form 8-K dated February 21, 1995
         (Item 7).

                                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  June 12, 1995            By   s/  Pierre E. Leroy
                                         Pierre E. Leroy
                                     Senior Vice President,
                                  Principal Financial Officer
                               and Principal Accounting Officer

                                         INDEX TO EXHIBITS






Number                                                      Page

 2       Not applicable                                       -

 3       Not applicable                                       -

 4.1     Credit agreements among registrant, John Deere
(a,b)    Capital Corporation, various financial
         institutions, and Chemical Bank, The Chase
         Manhattan Bank (National Association), Bank of
         America National Trust and Savings Association,
         Deutsche Bank AG, and The Toronto Dominion Bank
         as Managing Agents, dated as of April 5, 1995.       22


 4.2     Credit Agreements among John Deere Limited,
(a,b)    John Deere Finance Limited, various financial
         institutions, and The Toronto-Dominion Bank, as
         Agent, dated as of April 5, 1995.                   277


10       Not applicable                                       -

11       Computation of net income per share                 529

12       Computation of ratio of earnings to                 530

           fixed charges

15       Not applicable                                       -

18       Not applicable                                       -

19       Not applicable                                       -

22       Not applicable                                       -

23       Not applicable                                       -

24       Not applicable                                       -

27       Financial data schedule                             531

99       Not applicable                                       -