Form 10-Q
period 1995-07-31
DEERE & CO
filed 1995-09-12
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 1995


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

     At July 31, 1995, 87,304,949 shares of common stock, $1 par value, of the registrant were outstanding.



                           Page 1 of  37 Pages.
                       Index to Exhibits:  Page 20.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME        (Deere & Company and
Three Months Ended July 31            Consolidated Subsidiaries)

Millions of dollars except per share amounts
(Unaudited)
                                             Three Months Ended
                                                  July 31
                                            1995          1994

Net Sales and Revenues
Net sales of equipment                     $  2,304.5    $1,979.0
Finance and interest income                     162.5       139.2
Insurance and health care premiums              186.8       173.8
Investment income                                28.6        22.7
Other income                                     17.1        11.9
    Total                                     2,699.5     2,326.6

Costs and Expenses
Cost of goods sold                            1,820.8     1,565.3
Research and development expenses                81.6        66.8
Selling, administrative and general expenses    252.0       214.3
Interest expense                                 99.7        77.6
Insurance and health care claims and benefits   161.7       153.2
Other operating expenses                         10.5         8.7
    Total                                     2,426.3     2,085.9

Income of Consolidated Group Before
     Income Taxes                               273.2       240.7
Provision for income taxes                       97.5        87.8
Income of Consolidated Group                    175.7       152.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit


    Insurance and health care                                 1.4
    Other                                         4.4         3.4

        Total                                     4.4         4.8

Net Income                                 $    180.1    $  157.7


Net income per share, primary and fully
     diluted                               $     2.07    $   1.82

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

Millions of dollars except per share amounts
(Unaudited)
                                             Three Months Ended
                                                  July 31
                                            1995          1994

Net Sales and Revenues
Net sales of equipment                   $  2,304.5    $  1,979.0
Finance and interest income                    25.6          19.5
Insurance and health care premiums


Investment income


Other income                                    7.2           6.6
    Total                                   2,337.3       2,005.1

Costs and Expenses
Cost of goods sold                          1,828.3       1,568.5
Research and development expenses              81.6          66.8
Selling, administrative and general expenses  179.1         155.5
Interest expense                               35.0          28.8
Insurance and health care claims and benefits


Other operating expenses                         .8           3.5
    Total                                   2,124.8       1,823.1

Income of Consolidated Group Before
 Income Taxes                                 212.5         182.0
Provision for income taxes                     77.2          68.1
Income of Consolidated Group                  135.3         113.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                     28.1          28.1
    Insurance and health care                  12.3          12.3
    Other                                       4.4           3.4
        Total                                  44.8          43.8

Net Income                               $    180.1    $    157.7

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Three Months Ended July 31
Millions of dollars except per share amounts
(Unaudited)

                                             Three Months Ended
                                                  July 31
                                             1995      1994

Net Sales and Revenues
Net sales of equipment


Finance and interest income               $  139.1    $121.3
Insurance and health care premiums           229.0     208.6
Investment income                             28.6      22.7

Other income                                  10.7       6.5
    Total                                    407.4     359.1

Costs and Expenses
Cost of goods sold

Research and development expenses

Selling, administrative and general expenses  76.0      61.5
Interest expense                              66.8      50.4
Insurance and health care claims and
     benefits                                194.1     183.3

Other operating expenses                       9.8       5.2
    Total                                    346.7     300.4

Income of Consolidated Group Before Income
     Taxes                                    60.7      58.7
Provision for income taxes                    20.3      19.7
Income of Consolidated Group                  40.4      39.0

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit


    Insurance and health care                            1.4
    Other


        Total                                            1.4

Net Income                                $   40.4    $ 40.4

DEERE & COMPANY
CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
Nine Months Ended July 31               Consolidated Subsidiaries

Millions of dollars except per share amounts
(Unaudited)

                                                  Nine Months
                                                  Ended July 31
                                                  1995       1994

Net Sales and Revenues
Net sales of equipment                       $ 6,487.9   $5,513.8
Finance and interest income                      476.1      391.8
Insurance and health care premiums               548.1      498.3
Investment income                                 77.6       68.7
Other income                                      56.2       41.0
    Total                                      7,645.9    6,513.6

Costs and Expenses
Cost of goods sold                             5,027.7    4,333.2
Research and development expenses                230.9      195.8
Selling, administrative and general expenses     727.4      637.3
Interest expense                                 290.6      220.1
Insurance and health care claims and benefits    461.7      432.9
Other operating expenses                          42.1       25.1
    Total                                      6,780.4    5,844.4

Income of Consolidated Group Before Income
 Taxes                                           865.5      669.2
Provision for income taxes                       317.9      243.9
Income of Consolidated Group                     547.6      425.3

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                       .7        3.5
    Other                                          7.2        5.2
        Total                                      7.9        8.7

Net Income                                   $   555.5   $  434.0


Net income per share, primary and fully
 diluted                                     $    6.41    $  5.04

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


Millions of dollars except per share amounts
(Unaudited)
                                             Nine Months
                                             Ended July 31
                                             1995        1994

Net Sales and Revenues
Net sales of equipment                   $ 6,487.9   $ 5,513.8
Finance and interest income                   71.3        58.1
Insurance and health care premiums


Investment income


Other income                                  19.1        16.8
    Total                                  6,578.3     5,588.7

Costs and Expenses
Cost of goods sold                         5,049.1     4,343.6
Research and development expenses            230.9       195.8
Selling, administrative and general
     expenses                                514.9       452.9
Interest expense                              97.5        89.7
Insurance and health care claims and benefits


Other operating expenses                      17.0         9.5
    Total                                  5,909.4     5,091.5

Income of Consolidated Group Before
     Income Taxes                            668.9       497.2
Provision for income taxes                   246.2       187.8
Income of Consolidated Group                 422.7       309.4

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                    92.2        82.1
    Insurance and health care                 33.4        37.3
    Other                                      7.2         5.2
        Total                                132.8       124.6

Net Income                               $   555.5   $   434.0

DEERE & COMPANY                              FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Nine Months Ended July 31

Millions of dollars except per share amounts
(Unaudited)

                                                  Nine Months
                                                  Ended July 31
                                             1995        1994

Net Sales and Revenues
Net sales of equipment


Finance and interest income                  $410.0    $   337.0
Insurance and health care premiums            660.4        594.6
Investment income                              77.6         68.7
Other income                                   39.4         27.7
    Total                                   1,187.4      1,028.0

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
 expenses                                     222.2        193.0
Interest expense                              198.3        133.8
Insurance and health care claims and
 benefits                                     545.1        513.6
Other operating expenses                       25.2         15.6
    Total                                     990.8        856.0

Income of Consolidated Group Before
 Income Taxes                                 196.6        172.0
Provision for income taxes                     71.7         56.1
Income of Consolidated Group                  124.9        115.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance and health care                    .7          3.5
    Other
        Total                                    .7          3.5

Net Income                               $    125.6    $   119.4

DEERE & COMPANY                               CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET         (Deere & Company
                                             and Consolidated
                                             Subsidiaries)

                                   July 31    Oct 31     July 31
Millions of dollars  (Unaudited)      1995      1994       1994

Assets
Cash and short-term investments $ 426.7 $ 245.4 $ 295.7 Cash deposited with unconsolidated subsidiaries
    Cash and cash equivalents        426.7      245.4       295.7
Marketable securities                804.3    1,126.3     1,108.1
Receivables from unconsolidated
    subsidiaries and affiliates        1.6        8.9         5.3
Dealer accounts and notes receivable
 - net                             3,446.9    2,939.4     2,981.9
Credit receivables - net           4,896.4    4,501.7     4,577.8
Other receivables                    474.8      429.7       381.8
Equipment on operating leases
 - net                               246.3      219.5       205.7
Inventories                          920.2      698.0       735.8
Property and equipment - net       1,301.2    1,314.1     1,201.2
Investments in unconsolidated
 subsidiaries and affiliates         103.9      154.3       148.1
Intangible assets - net              287.2      283.7       296.9
Deferred income taxes                666.1      679.8       685.5
Other assets and deferred charges    186.1      180.4       193.3

        Total                    $13,761.7  $12,781.2   $12,817.1

Liabilities and Stockholders' Equity
Short-term borrowings            $ 3,248.0  $ 2,637.4   $ 3,046.0
Payables to unconsolidated
 subsidiaries and affiliates          47.7       34.0        31.3
Accounts payable and accrued
 expenses                          2,220.6    2,285.2     2,157.6
Insurance and health care claims
 and reserves                        465.5      761.3       732.4
Accrued taxes                        133.4       80.2        97.1
Deferred income taxes                 14.8       13.5         8.3
Long-term borrowings               2,377.1    2,053.9     1,964.9
Retirement benefit accruals and
 other liabilities                 2,222.0    2,357.8     2,345.5
    Total liabilities             10,729.1   10,223.3    10,383.1

Common stock, $1 par value
 (issued shares at July 31, 1995
      - 87,476,078)                1,539.0    1,491.4     1,475.8
Retained earnings                  1,766.9    1,353.9     1,231.7
Minimum pension liability
 adjustment                         (248.4)    (248.4)    (215.4)
Cumulative translation adjustment (1.0) (17.9) (36.2) Unrealized gain on marketable
     securities available for sale     1.5
Unamortized restricted stock
 compensation                        (13.4)      (8.8)      (9.7)
Common stock in treasury, at cost    (12.0)     (12.3)     (12.2)
Total stockholders' equity         3,032.6    2,557.9     2,434.0
        Total                    $13,761.7  $12,781.2   $12,817.1


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                              EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET        (Deere & Company with
                                             Financial Services
                                             on the Equity Basis)

                                      July 31   Oct 31   July 31
Millions of dollars  (Unaudited)       1995       1994     1994

Assets
Cash and short-term investments     $   133.8   $ 104.0    $ 48.1
Cash deposited with unconsolidated
 subsidiaries                           100.2
    Cash and cash equivalents           234.0     104.0      48.1
Marketable securities


Receivables from unconsolidated
    subsidiaries and affiliates          24.3     196.9     256.7
Dealer accounts and notes receivable
 - net                                3,446.9   2,939.4   2,981.9
Credit receivables - net                115.1     115.8     144.5
Other receivables                                  15.2


Equipment on operating leases - net     114.2      94.3      77.2
Inventories                             920.2     698.0     735.8
Property and equipment - net          1,263.7   1,281.8   1,169.5
Investments in unconsolidated
 subsidiaries and affiliates          1,346.6   1,285.9   1,261.2
Intangible assets - net                 277.4     266.8     279.4
Deferred income taxes                   600.6     620.5     629.9
Other assets and deferred charges       111.3      91.8     104.9
        Total                       $ 8,454.3  $7,710.4  $7,689.1

Liabilities and Stockholders' Equity
Short-term borrowings                $  513.7   $  53.8   $ 236.1
Payables to unconsolidated
 subsidiaries and affiliates             47.7      34.0      31.3
Accounts payable and accrued
 expenses                             1,558.7   1,617.3   1,537.0
Insurance and health care claims
 and reserves

Accrued taxes                           125.0      79.7      93.2
Deferred income taxes                    14.8      13.5       8.3
Long-term borrowings                    963.2   1,019.4   1,019.5
Retirement benefit accruals and
 other liabilities                    2,198.6   2,334.8   2,329.7
    Total liabilities                 5,421.7   5,152.5   5,255.1

Common stock, $1 par value
 (issued shares at July 31,
   1995 - 87,476,078)                 1,539.0   1,491.4   1,475.8
Retained earnings                     1,766.9   1,353.9   1,231.7
Minimum pension liability adjustment   (248.4)   (248.4)  (215.4)
Cumulative translation adjustment        (1.0)    (17.9)   (36.2)
Unrealized gain on marketable
     securities available for sale        1.5
Unamortized restricted stock
 compensation                           (13.4)     (8.8)    (9.7)
Common stock in treasury, at cost       (12.0)    (12.3)   (12.2)
Total stockholders' equity            3,032.6   2,557.9   2,434.0
        Total                       $ 8,454.3  $7,710.4  $7,689.1

DEERE & COMPANY                               FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                     July 31    Oct 31    July 31
Millions of dollars  (Unaudited)       1995      1994        1994

Assets
Cash and short-term investments      $ 292.9   $ 141.4    $ 247.6
Cash deposited with unconsolidated
 subsidiaries
    Cash and cash equivalents          292.9     141.4      247.6
Marketable securities                  804.3   1,126.3    1,108.1
Receivables from unconsolidated
    subsidiaries and affiliates


Dealer accounts and notes receivable - net


Credit receivables - net             4,781.3   4,385.9    4,433.3
Other receivables                      475.9     415.5      382.8
Equipment on operating leases - net    132.1     125.2      128.5
Inventories


Property and equipment - net            37.5      32.3       31.7
Investments in unconsolidated
 subsidiaries and affiliates                      55.1       54.2
Intangible assets - net                  9.8      16.9       17.4
Deferred income taxes                   65.6      59.2       55.6
Other assets and deferred charges       74.6      88.6       88.4
        Total                      $ 6,674.0  $6,446.4   $6,547.6

Liabilities and Stockholders' Equity
Short-term borrowings              $ 2,734.3  $2,583.5   $2,809.9
Payables to unconsolidated
 subsidiaries and affiliates           122.9     187.9      251.4
Accounts payable and accrued expenses 663.0 668.9 621.5 Insurance and health care claims
 and reserves                          465.5     761.3      732.4
Accrued taxes                            8.4        .5        3.9
Deferred income taxes


Long-term borrowings                 1,413.8   1,034.5      945.3
Retirement benefit accruals and
 other liabilities                      23.4      23.0       15.9
    Total liabilities                5,431.3   5,259.6    5,380.3

Common stock, $1 par value
 (issued shares at July 31, 1995
      - 87,476,078)                    209.4     209.5      209.4
Retained earnings                    1,035.5     980.3      962.9
Minimum pension liability adjustment


Cumulative translation adjustment       (3.7)    (3.0)      (5.0)
Unrealized gain on marketable
     securities available for sale       1.5
Unamortized restricted stock compensation


Common stock in treasury, at cost
Total stockholders' equity           1,242.7   1,186.8    1,167.3
        Total                      $ 6,674.0  $6,446.4   $6,547.6

DEERE & COMPANY                    CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
CONSOLIDATED CASH FLOWS            Consolidated Subsidiaries)
Nine Months Ended July 31

                                        Nine Months Ended July 31
Millions of dollars  (Unaudited)           1995           1994



Cash Flows from Operating Activities
Net income                                $555.5      $   434.0
Adjustments to reconcile net income to
 net cash provided by (used for)
 operating activities                     (627.3)        (172.4)
        Net cash provided by (used for)
 operating activities                      (71.8)         261.6

Cash Flows from Investing Activities
Collections and sales of credit
 receivables                             3,152.5        2,239.8
Proceeds from sales of marketable
 securities                                144.8          176.4
Proceeds from sales of businesses           86.7
Cost of credit receivables acquired     (3,590.9)      (3,048.2)
Purchases of marketable securities        (137.5)        (282.3)
Purchases of property and equipment       (152.5)        (120.2)
Cost of operating leases acquired         (105.5)         (69.1)
Other                                       27.4           37.9
   Net cash used for investing
      activities                          (575.0)      (1,065.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term
 borrowings                                972.2        1,421.3
Change in intercompany
     receivables/payables
Proceeds from long-term borrowings         515.0           10.0
Principal payments on long-term
 borrowings                               (554.1)        (573.8)
Proceeds from issuance of common stock      42.1           36.3
Dividends paid                            (142.7)        (128.6)
Other                                       (6.5)          (4.9)
     Net cash provided by (used for)
      financing activities                 826.0          760.3

Effect of Exchange Rate Changes on Cash      2.1            1.3

Net Increase (Decrease) in Cash and Cash
 Equivalents                               181.3          (42.5)
Cash and Cash Equivalents at Beginning
 of Period                                 245.4          338.2
Cash and Cash Equivalents at End
 of Period                               $ 426.7      $   295.7


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated"
data.
DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED     EQUIPMENT OPERATIONS
CASH FLOWS                              (Deere & Company with
Nine Months Ended July 31               Financial Services on
                                        the Equity Basis
                                        Nine Months Ended July 31
Millions of dollars  (Unaudited)             1995           1994


Cash Flows from Operating Activities
Net income                                $ 555.5      $   434.0
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities                      (719.3)        (170.3)
     Net cash provided by
      (used for) operating activities      (163.8)         263.7

Cash Flows from Investing Activities
Collections and sales of credit
 receivables                                 40.9           51.2
Proceeds from sales of marketable
 securities
Proceeds from sales of businesses

Cost of credit receivables acquired         (38.8)         (75.1)
Purchases of marketable securities
Purchases of property and equipment        (140.2)        (109.9)
Cost of operating leases acquired           (66.1)         (27.1)
Other                                        36.9           20.6
    Net cash used for investing
      activities                           (167.3)        (140.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                                411.7         (127.3)
Change in intercompany
 receivables/payables                       165.2          256.6
Proceeds from long-term borrowings

Principal payments on long-term borrowings  (10.8)        (180.4)
Proceeds from issuance of common stock       42.1           36.3
Dividends paid                             (142.7)        (128.6)
Other                                        (6.5)          (4.9)

     Net cash provided by
     (used for) financing activities        459.0         (148.3)

Effect of Exchange Rate Changes on Cash       2.1            1.3

Net Increase (Decrease)
 in Cash and Cash Equivalents               130.0          (23.6)
Cash and Cash Equivalents at
 Beginning of Period                        104.0           71.7
Cash and Cash Equivalents at
 End of Period                            $ 234.0      $    48.1

DEERE & COMPANY                                FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended July 31

                                                  Nine Months
                                                  Ended July 31
Millions of dollars  (Unaudited)                 1995        1994



Cash Flows from Operating Activities
Net income                                     $ 125.6     $119.4
Adjustments to reconcile net income to
 net cash provided by
 (used for) operating activities                  36.8       81.6
    Net cash provided by (used for)
      operating activities                        162.4     201.0

Cash Flows from Investing Activities
Collections and sales of credit receivables     3,111.6   2,203.6
Proceeds from sales of marketable securities      144.8     176.4
Proceeds from sales of businesses                  86.7
Cost of credit receivables acquired            (3,552.1)(2,988.0)
Purchases of marketable securities               (137.5)  (282.3)
Purchases of property and equipment               (12.3)   (10.3)
Cost of operating leases acquired                 (39.4)   (42.1)
Other                                              (9.5)    17.4
     Net cash used for investing activities      (407.7)  (925.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings      560.6   1,548.5
Change in intercompany receivables/payables       (65.1)    256.6
Proceeds from long-term borrowings                515.0      10.0
Principal payments on long-term borrowings       (543.3)  (393.4)
Proceeds from issuance of common stock

Dividends paid                                     70.4   (203.1)
Other

     Net cash provided by (used for)
      financing activities                        396.8    705.4

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and
 Cash Equivalents                                 151.5    (18.9)
Cash and Cash Equivalents at Beginning of Period  141.4    266.5
Cash and Cash Equivalents at End of Period       $292.9  $ 247.6

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

(3)  An analysis of the Company's retained earnings in millions of dollars follows:
                              Three Months          Nine Months
                                 Ended                 Ended
                                July 31               July 31

                           1995       1994       1995      1994
     Balance, beginning
       of period......  $1,634.6   $1,117.1    $1,353.9   $ 926.5
     Net income.........   180.1      157.7       555.5     434.0


     Dividends declared.  (47.8)     (43.1)     (142.5)   (128.8)
     Balance, end of
       period........  $1,766.9   $1,231.7    $1,766.9   $1,231.7


(4) An analysis of the cumulative translation adjustment in millions of dollars follows:
                                   Three Months      Nine Months
                                      Ended             Ended
                                     July 31           July 31
                                 1995     1994     1995    1994
     Balance, beginning
       of period..............  $ 8.0    $45.0    $ 17.9  $41.5

     Translation adjustments...  (7.1)    (8.4)    (17.5)  (4.8)

     Income taxes applicable to
       translation adjustments..   .1      (.4)       .6    (.5)
     Balance, end of period.....$ 1.0    $36.2    $  1.0  $36.2


(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:
                                   July 31   Oct 31    July  31


                                    1995        1994        1994

     Raw materials and
       supplies................   $  221      $  206       $  193


     Work-in-process...........      413         357          385
     Finished machines and
       parts...................    1,269       1,079        1,123
     Total FIFO value..........    1,903       1,642        1,701
     Adjustment to LIFO


       basis...................      983         944          965
     Inventories...............   $  920      $  698       $  736

(6) During the first nine months of 1995, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes in the public market and to other financial institutions of $726 million. At July 31, 1995, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,302 million. At July 31, 1995, the Company's maximum exposure under all credit receivable recourse provisions was $176 million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $64 million as collateral for bank advances of $1 million as of July 31, 1995.

     At July 31, 1995, the Company had commitments of approximately $74 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                         Three Months             Nine Months
                         Ended July 31            Ended July 31

                                     %                        %
                        1995    1994 Change    1995   1994 Change

Net sales:
 Agricultural
  equipment.             $1,365  $1,194  +14  $3,821  $3,413 +12


  Industrial equipment......504     453  +11   1,412   1,193 +18
  Lawn and grounds care
    equipment*..............435     332  +31   1,255     908 +38
      Total net sales...  2,304   1,979  +16   6,488   5,514 +18
Financial Services
 revenues..                 365     324  +13   1,074     931 +15
Other revenues.............  31      24  +29      84      69 +22
      Total net sales and
        revenues.........$2,700  $2,327  +16  $7,646  $6,514 +17

United States and Canada:
  Equipment net sales*.. $1,661  $1,444  +15  $4,868  $4,227 +15
  Financial Services
    revenues........ ...    365     324  +13   1,074     931 +15
      Total.............  2,026   1,768  +15   5,942   5,158 +15
Overseas net sales*.....    643     535  +20   1,620   1,287 +26
Other revenues............   31      24  +29      84      69 +22
      Total net sales and
        revenues........ $2,700  $2,327  +16  $7,646  $6,514 +17

Operating profit:
  Agricultural equipment.$  156  $  133       $  508  $  401
  Industrial equipment...    63      49          162     104
  Lawn and grounds care
    equipment............    38      41          130     108
  Financial Services**...    61      60          197     176
      Total operating
       profit.              318     283          997     789
Interest and corporate
  expenses-net.........    (40)    (37)        (123)   (111)
Income taxes...........    (98)    (88)        (318)   (244)
      Net income....... $  180  $  158       $  556  $  434

* Third quarter 1995 worldwide lawn and grounds care equipment net sales, United States and Canada net sales and overseas net sales include $86 million, $75 million and $11 million, respectively, of net sales by Homelite, which was acquired in the fourth quarter of 1994. The first nine months of 1995 include $223 million, $188 million and $35 million, respectively, of Homelite's net sales.

** Operating profit of Financial Services includes the effect of interest expense.

(8) Dividends declared and paid on a per share basis were as follows:

                             Three Months          Nine Months
                                 Ended                 Ended
                               July 31               July 31

                           1995       1994       1995      1994

     Dividends declared..  $.55       $.50      $1.65     $1.50
     Dividends paid........$.55       $.50      $1.65     $1.50

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the nine months ended July 31, 1995 and 1994 of 86,699,000 and 86,068,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

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

(11) During the second quarter of 1993, the Company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $1.03 per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions to be implemented during 1993 and the next few years. As of July 31, 1995, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 76 percent complete.

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

(13) In January 1995, the Company's insurance subsidiaries agreed to sell their 3.1 million shares (43.8 percent) of Re Capital Corporation to Zurich Reinsurance Centre Holdings, Inc. for $18.50 a share. In April 1995, the insurance subsidiaries agreed to sell their wholly-owned subsidiary, John Deere Life Insurance Company, to Life Reassurance Corporation of America. These sales did not have a significant effect on the Company's consolidated financial position or net income for the third quarter or first nine months of 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record worldwide net income in the third quarter of 1995 of $180.1 million or $2.07 per share compared with $157.7 million or $1.82 per share last year. Worldwide net income improved by $22.4 million or 14 percent compared with last year's third quarter, primarily as a result of higher sales and production volumes. Year-to-date net income totaled $555.5 million or $6.41 per share compared with $434.0 million or $5.04 per share for the first nine months of 1994, also reflecting higher 1995 sales and production activity, which was partially offset by unfavorable currency fluctuations.

Worldwide net sales and revenues increased 16 percent to $2,700 million in the third quarter and 17 percent to $7,646 million for the first nine months of 1995 compared with $2,327 million and $6,514 million, respectively, last year. Exports from the United States also continued to strengthen, totaling $1,009 million for the first nine months, which was 17 percent higher than last year. Worldwide production tonnage was up six percent in the quarter and eight percent year-to-date compared with the same periods last year.

Market demand for all the Company's products continues to be positive. Increased export demand for agricultural commodities coupled with good domestic demand have increased commodity prices. Farmers have remained confident despite erratic weather in some parts of the United States, while the general economy has continued to expand at moderate rates. Although some uncertainty surrounds development of a new farm bill, conditions generally remain favorable for continued strong agricultural equipment demand. Additionally, general North American economic activity continues at relatively high levels, which should continue to support good industrial and lawn and grounds care equipment demand, as well as provide a sound basis for the expansion of the Company's Financial Services revenues.

Net sales to dealers of agricultural, industrial and lawn and grounds care equipment were $2,304 million in the third quarter and $6,488 million year-to-date in 1995 compared with $1,979 million for the quarter and $5,514 million year-to-date a year ago. Net sales in 1995 include Homelite sales of $86 million during the quarter and $223 million in the first nine months. Homelite sales were not included in the comparable periods last year. The physical volume of worldwide net sales to dealers increased approximately 12 percent in the third quarter and 13 percent year-to-date in 1995. North American net sales of John Deere agricultural, industrial and lawn and grounds care equipment all increased during the third quarter and first nine months of 1995 compared with last year. Overseas net sales and physical volume of sales were also higher, increasing 26 percent and 13 percent, respectively, in the first nine months compared with a year ago.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $135.3 million for the third quarter of 1995 compared with $113.9 million last year. Both the agricultural and industrial equipment segments reported improved quarterly results due to higher sales and production volumes. However, the lawn and grounds care equipment segment reported lower third quarter income due to increased costs of imported components resulting from unfavorable currency fluctuations. The ratio of cost of goods sold to net sales of the Equipment Operations was
79.3 percent in the third quarter of 1995 and 1994. The 1995 year-to-date income of the Equipment Operations was $422.7 million compared with $309.4 million last year. All equipment segments reported improved year-to-date results due to higher sales and production volumes. During the first nine months of 1995, the ratio of cost of goods sold to net sales was 77.8 percent compared with 78.8 percent in the first nine months of last year. Additional information on business segments is presented in Note 7 to the interim financial statements.

Net income of the Company's credit operations was $28.1 million in the third quarter of 1995 and 1994. For the first nine months of 1995, net income of these subsidiaries was $92.2 million compared with $82.1 million last year. This year's third quarter and year-to-date results continued to reflect higher earnings from a larger average portfolio, offset by lower financing margins. In addition, year-to-date results in 1995 benefited from higher gains from the sale of retail notes. Total revenues of the credit operations increased 16 percent from $128 million in the third quarter of 1994 to $149 million in the current quarter and increased 23 percent in the first nine months from $365 million last year to $449 million this year. Revenues increased primarily due to a higher overall yield on the receivables held, a larger average portfolio financed and
increased gains on the sale of retail notes.   The average
balance of receivables and leases financed was six percent higher in the third quarter and 14 percent higher in the first nine months of 1995 compared with the same periods last year. The resulting increase in average borrowings coupled with higher borrowing rates this year resulted in a 34 percent increase in interest expense in the current quarter and a 49 percent increase in the first nine months of 1995 compared with 1994. The credit subsidiaries' consolidated ratio of earnings to fixed charges was
1.66 to 1 for the third quarter this year compared with 1.87 to 1 in 1994. This ratio was 1.73 to 1 for the first nine months this year compared with 1.95 to 1 in the comparable period of 1994.

Net income from insurance and health care operations was $12.3 million in the third quarter of 1995 and 1994. For the first nine months, net income from these operations was $33.4 million this year compared with $37.3 million in 1994. The insurance operations' results in the first nine months of 1995 were unfavorably affected by a small net loss from the sale of the John Deere Life Insurance Company, a higher effective tax rate, and lower equity income due to the sale of the Company's interest in Re Capital Corporation. This decline was partially offset by an increase in investment income and an improvement in insurance and health care underwriting earnings compared to 1994. For the third quarter, insurance and health care premiums earned increased 10 percent in 1995 compared with the same period last year, while claims, policy benefits and selling, administrative and general expenses also increased 10 percent this year. For the nine-month period, insurance and health care premiums earned increased by 11 percent in 1995, while claims, policy benefits and selling, administrative and general expenses increased nine percent compared with last year. The sale of the life insurance subsidiary will not significantly affect the future profitability of these operations.

Based on continued strong retail demand for the Company's products, fourth quarter earnings are expected to remain at strong levels. Worldwide production tonnage for the year is expected to increase by six percent over last year. However, production tonnage for the fourth quarter of 1995 will be lower than last year. Both fourth quarter production tonnage and earnings will be affected by the following initiatives planned for the quarter:

       Service parts inventories will be reduced to eliminate the planned additional inventory which was produced during the third and fourth quarters of 1994 and maintained in inventory during labor negotiations as a hedge against potential work stoppages.

       Interest waiver programs will be used to reduce dealer used goods inventories which are currently abnormally high due to the wet weather conditions which delayed spring planting, resulting in later than normal trade-in of used equipment.

Both of these initiatives will be completed during the quarter and should enable the Company to enter 1996 well positioned to match the continuing improved conditions of the United States farm economy. However, these initiatives will result in 1995 fourth quarter earnings being lower than the record fourth quarter earnings of a year ago. Earnings for the entire 1995 fiscal year will be at record levels.

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

Negative cash flows from operating activities in the first nine months of 1995 resulted from increases in dealer receivables and Company-owned inventories due to normal seasonal increases and higher retail demand, coupled with contributions of $285 million to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $164 million, along with cash required for payment of dividends, purchases of property and equipment and an increase in cash and cash equivalents were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.

In the first nine months of 1994, positive cash flows from operating activities of $264 million resulted mainly from net income and dividends received from the Financial Services operations, which were partially offset by the normal seasonal increases in dealer receivables and Company-owned inventories, and contributions to the pension fund. Cash required for the payment of borrowings, payment of dividends and purchases of property and equipment was provided primarily from the cash flow from operations, a decrease in receivables from the Financial Services operations and a decrease in cash and cash equivalents.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $507 million since October 31, 1994 and $465 million compared to a year ago due primarily to a normal seasonal increase and higher retail demand, coupled with an increased level of dealer used goods inventories. The ratios of these receivables to the last 12 months net sales were 40 percent at July 31, 1995, 38 percent at October 31, 1994 and 40 percent at July 31, 1994. North American agricultural equipment and industrial equipment dealer receivables increased approximately $140 million and $120 million, respectively, compared with the levels 12 months earlier. North American lawn and grounds care dealer receivables increased approximately $135 million compared to a year earlier, which included an additional $51 million of Homelite receivables in 1995. Total overseas dealer receivables were approximately $70 million higher than a year ago, approximately two-thirds of which was due to higher foreign currency exchange rates in 1995.

The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was seven percent at July 31, 1995 and October 31, 1994, and eight percent at July 31, 1994.

Company-owned inventories at July 31, 1995 have increased by $222 million compared with the end of the previous fiscal year and $184 million compared to one year ago, reflecting a normal seasonal increase as well as increased retail demand, higher foreign currency exchange rates and approximately $60 million of additional Homelite inventories at July 31, 1995 and October 31, 1994 compared to a year ago.

Total interest-bearing debt of the Equipment Operations was $1,477 million at July 31, 1995 compared with $1,073 million at the end of fiscal year 1994 and $1,256 million at July 31, 1994. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 33 percent, 30 percent and 34 percent at July 31, 1995, October 31, 1994 and July 31, 1994, respectively.

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

During the first nine months of 1995, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables and cash and cash equivalents. Cash provided from Financial Services operating activities was $162 million in the first nine months. Financing activities provided $397 million during the same period, representing a $532 million increase in outside borrowings, partially offset by a $65 million decrease in payables to the Equipment Operations and payment of a $70 million dividend to the Equipment Operations. Cash used for investing activities totaled $408 million in the first nine months, primarily due to acquisitions of credit receivables exceeding collections by $1,167 million, which was partially offset by proceeds of $726 million received from the sale of retail notes in the public market. Cash and cash equivalents increased $151 million during the first nine months of 1995.

During the first nine months of 1994, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables. Cash provided from Financial Services operating activities was $201 million during the first nine months of 1994. Financing activities provided $705 million during the same period, resulting from a $1,165 million increase in outside borrowings which was partially offset by a $257 million decrease in payables to the Equipment Operations and payment of a $203 million dividend to the Equipment Operations. Cash used for investing activities totaled $925 million in the first nine months of last year, primarily due to the cost of credit receivables acquired exceeding collections. Cash and cash equivalents also decreased $19 million in the first nine months of 1994.

The positive cash flows from insurance and health care operations have been primarily invested in marketable securities.
Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. These investments decreased in the first nine months of 1995 and during the past 12 months, resulting primarily from the sale of the John Deere Life Insurance Company including its marketable securities.

Credit receivables increased by $395 million in the first nine months of 1995 and $348 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales by dealers of John Deere products and used equipment, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the first nine months of 1995 due to acquisitions of credit receivables exceeding collections, which was partially offset by the sale of retail notes for proceeds of $726 million. Total acquisitions of credit receivables were 19 percent higher in the first nine months of 1995 compared with the same period last year. This significant increase resulted mainly from increased retail sales of John Deere equipment, an improvement in the credit subsidiaries' market share for the financing of John Deere agricultural equipment, and a higher revolving charge account and wholesale note volume. The increase in credit receivables from acquisitions exceeding collections in the past 12 months was partially offset by the sale of receivables for proceeds of $1,240 million during the same period. The levels of wholesale receivables, revolving charge accounts and financing lease receivables were higher than one year ago, while retail notes were slightly lower compared to last year. Credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $6,108 million at July 31, 1995 compared with $5,600 million at October 31, 1994 and $5,247 million at July 31, 1994. At July 31, 1995, the unpaid balance of all retail notes previously sold was $1,302 million compared with $1,175 million at October 31, 1994 and $773 million at July 31, 1994. Additional sales of retail notes are expected to be made in the future.

Total interest-bearing debt of the credit subsidiaries was $4,148 million at July 31, 1995 compared with $3,618 million at the end of fiscal year 1994 and $3,755 million at July 31, 1994. Total outside borrowings increased during the first nine months of 1995 and the past 12 months, generally corresponding with the levels of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.6 to 1 at July 31, 1995 compared with
5.3 to 1 at October 31, 1994 and 5.7 to 1 at July 31, 1994.


During the first nine months of 1995, the Capital Corporation issued $150 million of floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures, all due in 1995. During the same period, the Capital Corporation also issued $365 million and retired $143 million of medium-term notes.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,112 million at July 31, 1995, $1,149 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,500 million.

During the first nine months of 1995, the total increase in cash and cash equivalents on a consolidated basis was $181 million. This represents $130 million provided by the Equipment Operations and $151 million provided by Financial Services, reduced by $100 million of Equipment Operations' cash equivalents receivable from the Financial Services operations.

Stockholders' equity was $3,033 million at July 31, 1995 compared with $2,558 million at October 31, 1994 and $2,434 million at July 31, 1994. The increase of $475 million in the first nine months of 1995 resulted primarily from net income of $556 million, an increase in common stock of $48 million and a $17 million change in the cumulative translations adjustment, partially offset by dividends declared of $143 million.

The Board of Directors at its meeting on August 30, 1995 announced its intention to declare a 3-for-1 split of the Company's common stock, pending shareholder approval at a special meeting. The meeting is expected to be held on November 15, 1995. The stock split would be implemented by a stock dividend of two additional shares for each share outstanding. The Board also raised the quarterly dividend to 60 cents per share from 55 cents per share, payable November 1, 1995 to stockholders of record on September 30, 1995. The increased dividend is on a pre-split basis.
PART II.  OTHER INFORMATION

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

  (b)      Reports on Form 8-K

           Current Report on Form 8-K dated May 23, 1995
           (Item 7).

                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  September 11, 1995       By   s/  Pierre E. Leroy
                                         Pierre E. Leroy
                                     Senior Vice President,
                                  Principal Financial Officer
                               and Principal Accounting Officer

                                         INDEX TO EXHIBITS






Number                                                      Page

 2       Not applicable                                      -

 3       By-laws, as amended                                21

 4       Not applicable                                      -

10       Not applicable                                      -

11       Computation of net income per share                35

12       Computation of ratio of earnings to
           fixed charges                                    36

15       Not applicable                                      -

18       Not applicable                                      -

19       Not applicable                                      -

22       Not applicable                                      -

23       Not applicable                                      -

24       Not applicable                                      -

27       Financial data schedule                            37

99       Not applicable                                      -