Form 10-K405
period 1995-10-31
DEERE & CO
filed 1996-01-16
CIK 315189

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  --------------
                                  FORM 10-K 405
                                  --------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by
nonaffiliates at December 31, 1995 was $9,218,374,986.   At December 31, 1995,
262,301,214 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 28, 1996 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Page 1 of 69 pages.
                      Index to exhibits is on pages 50-52.

PART I
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
ITEM 1.  BUSINESS.

PRODUCTS

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into six business segments.

     The Company's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full range of equipment used in commercial farming -- including tractors; tillage, soil preparation, planting and harvesting machinery; sprayers; crop handling equipment; and precision farming devices.

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

     The Company's worldwide LAWN AND GROUNDS CARE EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets.

     The Company's CREDIT segment, which operates in the United States and Canada, primarily finances and services: retail notes related to sales by John Deere dealers of new and used equipment; retail notes related to sales by non-Deere dealers of recreational vehicle and recreational marine products; leases of John Deere equipment to retail customers; unsecured revolving charge accounts acquired from merchants; and wholesale notes from certain dealers of the foregoing equipment.

     The Company's INSURANCE segment issues policies in the United States and Canada primarily for general and specialized lines of property and casualty insurance to the general public; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

     The Company's HEALTH CARE segment provides health management programs and related administrative services in the United States to corporate customers as well as employees of John Deere.

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

MARKET CONDITIONS AND OUTLOOK

Market demand for John Deere products remains very strong. Increased overseas and domestic demand for agricultural commodities, coupled with lower than anticipated harvest yields, have resulted in substantial increases in commodity prices. Additionally, the United States Department of Agriculture (USDA) is currently forecasting world grain stocks to be at the lowest levels, relative to use, since it began keeping systematic records. The low commodity inventories, expected increases in worldwide grain demand and the anticipated resulting strong worldwide commodity price levels should bolster farmers' confidence and result in continued strong demand for new and used agricultural equipment. Additionally, government acreage set-asides should be lower in 1996 in response to the reduction in world grain stocks which should further promote agricultural demand. Therefore, the Company expects agricultural equipment industry retail sales to increase again in 1996, despite some uncertainty surrounding the new farm bill.

Nonresidential and public construction expenditures in 1996 are anticipated to show moderate growth. Housing starts are projected to increase slightly over 1995 levels in response to lower mortgage rates now forecasted for 1996. Consumer spending is expected to remain at relatively strong levels throughout most of 1996. Additionally, the Company's lawn and grounds care equipment demand should also increase as a result of the introduction of a new product line, "Sabre by John Deere", which includes entry-level lawn tractors and walk-behind mowers. As a result of the many factors cited, industry retail sales for industrial and lawn and grounds care products are expected to increase in 1996 compared with 1995. Financial Services revenues should reflect this continued strong demand for John Deere products.

Based on initial 1996 production schedules, the Company's worldwide physical volume of sales to dealers in 1996 is expected to increase by four percent compared with 1995, with first quarter volumes anticipated to be approximately 12 percent higher than the first quarter of 1995. Additionally, expenditures targeted at establishing markets for new and existing products in both domestic and overseas regions are expected to increase substantially in 1996. However, the expected volume increases will more than offset the short-term costs associated with the Company's planned growth initiatives. Therefore, 1996 is expected to be another strong year.

1995 COMPARED WITH 1994 CONSOLIDATED RESULTS (UNAUDITED)

Deere & Company achieved record worldwide net income for 1995, totaling $706 million or $2.71 per share compared with last year's income of $604 million or $2.34 per share on a post-split basis. The Company's strong results for 1995 were due to higher production and sales levels, coupled with significantly improved overseas and industrial equipment division results. Additionally, the Company's exports from the United States set a new record, totaling $1,314 million. Company results also continued to benefit from the strong performance of its Financial Services subsidiaries. All per share information reflects a three-for-one stock split effective November 17, 1995 (see "Capital Stock" note on page 41).

The Company's annual sales and revenues exceeded $10 billion for the first time in the Company's history, due to continued growth in demand for the Company's products and services. Worldwide net sales and revenues increased 15 percent to $10,291 million in 1995 compared with $8,977 million in 1994. Net sales of the Equipment Operations increased 15 percent in 1995 to $8,830 million from $7,663 million last year. The physical volume of sales increased by 11 percent compared with a year ago.

Finance and interest income increased 20 percent to $660 million in 1995 compared with $548 million last year, while insurance and health care premiums increased three percent to $628 million in the current year compared with $609 million in 1994.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had net income of $529 million in 1995 compared with $433 million in 1994. The improved operating results of the Equipment Operations in 1995 were the primary factor behind the Company's record profitability. The benefits from the higher production and sales volumes were partially offset by the impact of management's planned initiatives to reduce service parts inventory and used goods receivables. Service parts production was lower and used goods sales incentive expenses increased compared to last year as a result of the initiatives. The worldwide ratio of cost of goods sold to net sales was 78.6 percent in 1995 compared with 78.7 percent last year.

Net income of the Company's Financial Services operations remained strong totaling $167 million in 1995 compared with $161 million in 1994. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

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

Innovations to machinery and technology also influence buying. Reduced tillage practices have been adopted by many farmers to control soil erosion and lower production costs. John Deere has responded to this shift by delivering leading edge planters, drills and tilling equipment. Additionally, the Company has developed a precision farming approach to planting and harvesting. The application of this advanced technology should substantially improve annual planting and harvesting results, while better maintaining soil and environmental conditions.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of total United States farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self-propelled combines and self-propelled cotton pickers.

Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated months in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment, and to finance sales to dealers in advance of seasonal demand.
The Equipment Operations often encourage early retail sales decisions for both new and used equipment, by waiving retail finance charges or offering low-rate financing, during off-season periods and in early order promotions.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially consolidation among large integrated competitors, the competitive environment is undergoing important changes, and the importance of short-line and specialty manufacturers may continue to increase in the future.

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of products are purchased from other manufacturers for resale by John Deere outside the U.S. and Canada, including eight models of tractors sourced from a Czech manufacturer and one sourced from a French manufacturer built around a John Deere engine.

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

John Deere industrial equipment falls into three broad categories: utility tractors and smaller earthmoving equipment, medium capacity construction and earthmoving equipment, and forestry machines. The Equipment Operations' industrial equipment business began in the late 1940s with wheel and crawler tractors of a size and horsepower range similar to agricultural tractors, utilizing common components. Through the years, the Equipment Operations substantially increased production capacity for industrial equipment, adding to the line larger machines such as crawler loaders and dozers, log skidders, motor graders, hydraulic excavators and four-wheel-drive loaders. These products incorporate technology and many major components similar to those used in agricultural equipment, including diesel engines, transmissions and sophisticated hydraulics and electronics. In addition to the industrial equipment manufactured by the Equipment Operations, certain products are purchased from other manufacturers for resale by John Deere.

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and for the distribution of excavators primarily in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of industrial products manufactured by the Company in the United States, including four-wheel-drive loaders, are distributed by Hitachi in Japan and other Far East markets. In addition, Hitachi is manufacturing certain models of four-wheel-drive loaders for distribution by John Deere primarily in North, Central and South America.

The Company has recently reached an agreement with a Chinese partner and Hitachi to establish a joint venture in China for the manufacture, distribution and servicing of wheel loaders. The division has also taken a number of initiatives in the rental equipment market for industrial machinery including specially designed rental programs for Deere dealers, expanded cooperation with major national equipment rental companies, such as Hertz, and direct participation in the rental market. During the first quarter of 1996, the Company agreed to acquire a minority ownership interest in Sunstate Equipment Corp., a regional rental company based in Phoenix, Arizona.

The Equipment Operations manufacture and distribute diesel engines and drivetrain components both for use in John Deere products and for sale to other original equipment manufacturers.

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

In 1995, the division introduced a new line of entry-level lawn tractors and walk-behind mowers under the name "Sabre by John Deere" in North America and under the name "Europro" in

Europe. The division also sells consumer products under the Homelite and Green Machine brand names.

In addition to the lawn and grounds care equipment manufactured by the lawn and grounds care division, certain products are purchased from other manufacturers for resale by John Deere, including five models of compact utility tractors sourced from a Japanese manufacturer.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $327 million, or 3.7 percent of net sales of equipment in 1995, and $276 million in 1994.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 18 factory locations, which contain approximately 29.7 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, two to industrial equipment, one to engines, one to hydraulics and power train components, one to gray iron and nodular castings, six to lawn and grounds care equipment, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany and Argentina; agricultural equipment factories in France, Germany and South Africa; an engine factory in France; a component factory in Spain; and two lawn and grounds care facilities in Germany and the Netherlands. These overseas factories contain approximately 6.1 million square feet of floor space. The Equipment Operations also have financial interests in a combine and tractor manufacturer in Brazil, in a tractor and implement manufacturer in Mexico and in a joint venture which builds industrial excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

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

The physical volume of sales in 1995 was 11 percent higher than in 1994. Although demand for certain key products is nearing production capacity, in general, capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at varying production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations continue to pursue improvements in manufacturing processes. Manufacturing activities judged not competitively advantageous for the Equipment Operations on a long-term basis are being shifted to outside suppliers, while many of those manufacturing activities that do offer long-term competitive advantages are being restructured. Improvements include the creation of flow-through manufacturing cells which reduce costs and inventories, increase quality and require less space, and the establishment of flexible assembly lines which can handle a wider range of product mix and deliver products at the times when dealers and customers demand them. Additionally, considerable effort is being directed to manufacturing cost reduction through product design, the introduction of advanced manufacturing technology and improvements in compensation incentives related to productivity and organizational structure. The Equipment Operations are also pursuing the sale to other companies of selected parts and components which can be manufactured and supplied to third parties on a competitive basis.

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $245 million in 1995 compared with $217 million in 1994 and $196 million in 1993. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $243 million, $226 million and $222 million, respectively. The Equipment Operations' capital expenditures for 1996 are currently estimated to approximate $270 million. The 1996 expenditures will be associated with new product and operations improvement programs. Additionally, 1996 expenditures may increase further as a result of ongoing studies related to the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Recommendations from these studies will be made during 1996 and may lead to additional expenditures. Future levels of capital expenditures will depend on business conditions as well as the results of these studies.

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

MARKETING

In the United States and Canada, the Equipment Operations, excluding Homelite, Green Machine and Sabre, distribute equipment and service parts through six agricultural equipment sales branches, one industrial equipment sales and administration office and one lawn and grounds care equipment sales and administration office (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and are finalizing an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products to approximately 3,090 retail dealers, all of which are independently owned except for one retail store owned and operated by the Company. Of these dealers, approximately 1,350 sell agricultural equipment, 405 sell industrial equipment, and 15 sell both agricultural and industrial equipment. Smaller industrial equipment is sold by nearly all of the industrial equipment dealers and larger industrial equipment, forestry equipment and a line of light industrial equipment are sold by most of these dealers. Lawn and grounds care equipment is sold by most John Deere agricultural equipment dealers, a few industrial equipment dealers, and about 1,320 lawn and grounds care equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite and Green Machine product lines are sold through independent dealers and various general and mass merchandisers.

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

WHOLESALE FINANCING

The Equipment Operations provide wholesale financing to dealers in the United States for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required, and interest is not charged for a substantial part of the period for which the inventories are financed. A security interest is retained in dealers' inventories, and periodic physical checks are made of dealers' inventories. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently are 6 to 9 months for agricultural tractors, 1 to 5 months for industrial equipment, and from 5 to 24 months for most other equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment, and on approved equipment from other manufacturers. A security interest is obtained in such equipment. Equipment dealer defaults incurred in recent years by John Deere have not been significant.

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

Receivables from dealers, which largely represent dealer inventories, were $3.3 billion at October 31, 1995 compared with $2.9 billion at October 31, 1994 and $2.8 billion at October 31, 1993. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, were 37 percent, 38 percent and 43 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.6 billion at April 30, 1995 and $3.2 billion at April 30, 1994.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES AND CANADA. In the United States and Canada, the Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, industrial and lawn and grounds care equipment. The Company's credit subsidiaries in the United States and Canada include John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc.), John Deere Finance Limited and Canadian Equipment Finance Corporation (collectively referred to as the Credit Companies). Deere & Company and John Deere Industrial Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Finance Limited purchases and finances retail notes through John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the credit subsidiaries acquire retail notes from the sales companies are governed by agreements with the sales companies. A subsidiary of the Capital Corporation leases John Deere agricultural, industrial and lawn and grounds care equipment to United States retail customers.

The credit subsidiaries also purchase and finance retail notes unrelated to John Deere, representing primarily recreational vehicle and recreational marine product notes acquired from independent dealers of those products and from marine product mortgage service companies. The United States credit subsidiaries also finance and service unsecured revolving charge accounts through merchants in the agricultural, lawn and grounds care and marine retail markets and, additionally, provide wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engine inventories and John Deere industrial equipment owned by dealers of those products. The credit subsidiaries intend to continue to seek additional volumes and types of non-Deere financing with the objective of broadening their base of business.

Retail notes acquired by the sales companies have been immediately sold to the Credit Companies. The Equipment Operations have been the Credit Companies' major source of business, but in some cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and industrial equipment, 10 percent on lawn and grounds care equipment used for personal use and 15 percent for recreational vehicles and marine products. Finance charges are sometimes waived for specified periods or reduced on certain products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

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

The Company has expressed an intention of conducting its business with the Capital Corporation on such terms that the Capital Corporation's consolidated ratio of earnings to fixed charges for each fiscal quarter will not be less than
1.05 to 1. For 1995, the consolidated ratio of the Capital Corporation was 1.73 to 1. This arrangement is not intended to make the Company responsible for payment of the obligations of the Capital Corporation. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 27 and 28.

OVERSEAS. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations. The Equipment Operations retain only a minor part of the obligations arising from retail sales of their products overseas.

INSURANCE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States and John Deere Insurance Company of Canada. The insurance group business focus is on marketing commercial property/casualty insurance services and coverages to selected market segments. Marketing efforts are directed through separate business units that specialize in a particular market segment. The Dealer Operations business unit insures dealership organizations in the United States with primary focus on agricultural equipment, industrial equipment and automobile dealerships. The Transportation business unit insures trucking operations with primary focus on long-haul trucking firms. The Specialty Managers business unit provides insurance coverages for niche markets, such as intracoastal ocean marine operations through contracted underwriting managers. Other specialty insurance business marketed through the different business units include inland marine programs and providing insurance on equipment utilized in forestry, construction and agricultural operations.

In 1995, the Company's insurance subsidiaries agreed to sell their 3.1 million shares (43.8 percent) of ReCapital Corporation to Zurich Reinsurance Centre Holdings, Inc. for $57 million. In 1995, the insurance subsidiaries also agreed to sell their wholly-owned subsidiary, John Deere Life Insurance Company, to Life Reassurance Corporation of America for $33 million. These sales did not have a significant effect on the Company's consolidated financial position or net income for 1995.

For additional financial information on insurance operations, see the material under the caption "Insurance Operations" on page 28.

HEALTH CARE

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which was developed from efforts to control its own health care costs. John Deere Health Care, Inc. currently provides health management programs and related administrative services, either directly or through its health maintenance organization subsidiaries, Heritage National Healthplan, Heritage National Healthplan of Tennessee and John Deere Family Healthplan, for companies located in Illinois, Iowa, Wisconsin, Kentucky, Tennessee, Virginia and Georgia. At October 31, 1995, approximately 311,000 individuals were enrolled in these programs, of which approximately 68,300 were John Deere employees, retirees and their dependents.

For additional financial information on health care operations, see the material under the caption "Health Care Operations" on pages 28 and 29.

ENVIRONMENTAL MATTERS

The Environmental Protection Agency (EPA) and the State of California have issued regulations concerning permissible emissions from off-road engines. The Company does not anticipate that the cost of complying with the regulations will be material.

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

EMPLOYEES

At October 31, 1995, John Deere had approximately 33,400 employees, including 26,000 employees in the United States and Canada. Unions are certified as bargaining agents for approximately 44.5 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 1997. During 1995, the Company reached an agreement with the Canadian Auto Workers (CAW) with an expiration date of September 30, 1998.

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

NAME, AGE AND OFFICE (AT DECEMBER 31,                       PRINCIPAL OCCUPATION DURING LAST FIVE
1995), AND YEAR ELECTED TO OFFICE                           YEARS OTHER THAN OFFICE OF THE COMPANY
                                                            CURRENTLY HELD
Hans W. Becherer, 60, Chairman, 1990                        1990 and prior, President
David H. Stowe, Jr., 59, President, 1990                    1990 and prior, Executive Vice President
Eugene L. Schotanus, 58, Executive Vice President, 1990     1990 and prior, Senior Vice President
Bernard L. Hardiek, 55 Division President, 1995             1994-95 Executive Vice President;
                                                                    1994 and prior, Senior Vice President
Joseph W. England, 55, Senior Vice President, 1981          -
Michael S. Plunkett, 58, Senior Vice President, 1983        -
John K. Lawson, 55, Division President, 1995                1992-95 Senior Vice President;
                                                                    1992 and prior, Vice President
Pierre E. Leroy, 47, Senior Vice President, 1994            1994 and prior, Vice President and Treasurer
Ferdinand F. Korndorf, 46, Division President, 1995         1994-95 Senior Vice President;
                                                                    1991-1994 Vice President,
                                                                    1990 President of Deere-Hitachi
Frank S. Cottrell, 53, Vice President, Secretary and        1991-1993, Secretary and General Counsel
        General Counsel, 1993                                       1991 and prior, Secretary and Associate
                                                                    General Counsel

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

Deere & Company administrative offices, offices for insurance and credit, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 1.9 million square feet of floor space. John Deere also leases space in various locations totaling about 725,000 square feet. John Deere's obligations on these leases are not material.

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

ITEM 4.   SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS.

          None.

PART II
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt, Germany Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental 1995 and 1994 Quarterly Information (Unaudited)" on page 43.

ITEM 6.   SELECTED FINANCIAL DATA.


Financial Summary

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
(Millions of dollars except per share amounts)
                                     1995           1994         1993        1992         1991
----------------------------------------------------------------------------------------------------


For the Year Ended
 October 31:
Total net sales and revenues          $10,291      $ 8,977      $ 7,696     $ 6,930      $  7,035
Income (loss) before changes
 in accounting(1)                     $   706      $   604      $   184     $     37     $    (20)
Net income (loss)                     $   706      $   604      $  (921)    $     37     $    (20)
Income (loss) per share before
  changes in accounting -
  primary and fully
  diluted(1)(2)                       $  2.71      $  2.34      $   .80     $    .16     $   (.09)
Net income (loss) per share -
  primary and fully diluted(2)        $  2.71      $  2.34      $ (3.97)    $    .16     $   (.09)
Dividends declared per share(2        $   .75      $.68-1/3     $ .66-2/3   $ .66-2/3    $ .66-2/3
At October 31:
Total assets                          $13,847      $12,781      $11,467     $ 11,446     $ 11,649
Long-term borrowings                  $ 2,176      $ 2,054      $ 2,548     $  2,473     $  2,206

(1)  See description of accounting changes on page 31.
(2)  Adjusted for a three-for-one stock split effective November 17, 1995.

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See the information under the caption "Management's Discussion and Analysis" on pages 24 - 30.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See the consolidated financial statements and notes thereto and supplementary data on pages 18 - 43 .


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

PART III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information regarding directors in the proxy statement dated January 13, 1996 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office", is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive officers of the registrant".

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

          (c)  CHANGE IN CONTROL.

               None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


               None.


PART IV
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS                                                PAGE

Statement of Consolidated Income for the years ended October 31, 1995,
 1994 and 1993                                                                18

Consolidated Balance Sheet, October 31, 1995 and 1994                         20

Statement of Consolidated Cash Flows for the years ended
 October 31, 1995, 1994 and 1993                                              22

Notes to Consolidated Financial Statements                                    31

(a)(2)  SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule II - Valuation and Qualifying Accounts for the years ended
 October 31, 1995, 1994 and 1993                                              48

(a)(3)  EXHIBITS

     SEE THE "INDEX TO EXHIBITS" ON PAGES 50-52 OF THIS REPORT.

Certain instruments relating to long-term borrowings, constituting less than 10% of registrant's total assets, are not filed as exhibits herewith pursuant to
Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b) REPORTS ON FORM 8-K.

Current report on Form 8-K dated August 31, 1995 (Item 5).
Current report on Form 8-K dated August 17, 1995 (Item 7).

     FINANCIAL STATEMENT SCHEDULES OMITTED
The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required:
I, III, IV and V.

                      (THIS PAGE INTENTIONALLY LEFT BLANK.)

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                 CONSOLIDATED
                                                                             (DEERE & COMPANY AND
                                                                          CONSOLIDATED SUBSIDIARIES)
-----------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                          1995       1994        1993
--------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . . . . . . . . . . . . .  $8,830.2  $7,663.1    $6,479.3
Finance and interest income. . . . . . . . . . . . . . . . . . . . . . .     660.4     547.8       562.8
Insurance and health care premiums . . . . . . . . . . . . . . . . . . .     627.6     609.4       496.7
Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      95.4      93.9        97.5
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76.9      62.9        59.7
                                                                          --------  --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,290.5   8,977.1     7,696.0
                                                                          --------  --------    --------
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,922.1   6,019.6     5,368.9
Research and development expenses. . . . . . . . . . . . . . . . . . . .     327.4     275.7       269.8
Selling, administrative and general expenses . . . . . . . . . . . . . .   1,001.4     907.6       844.1
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .     392.4     303.0       369.1
Insurance and health care claims and benefits. . . . . . . . . . . . . .     499.2     512.5       427.5
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . .      55.3      37.8        37.1
Restructuring costs  . . . . . . . . . . . . . . . . . . . . . . . . . .                           107.2
                                                                          --------  --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,197.8   8,056.2     7,423.7
                                                                          --------  --------    --------
--------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES
  AND CHANGES IN ACCOUNTING. . . . . . . . . . . . . . . . . . . . . . .   1,092.7     920.9       272.3
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . .     397.8     332.2        97.2
                                                                          --------  --------    --------
INCOME OF CONSOLIDATED GROUP BEFORE CHANGES IN ACCOUNTING. . . . . . . .     694.9     588.7       175.1
                                                                          --------  --------    --------
--------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
  BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        .7       4.9         2.2
  Health care. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.5      10.0         7.1
                                                                          --------  --------    --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11.2      14.9         9.3
                                                                          --------  --------    --------
--------------------------------------------------------------------------------------------------------
INCOME BEFORE CHANGES IN ACCOUNTING. . . . . . . . . . . . . . . . . . .     706.1     603.6       184.4
Changes in accounting. . . . . . . . . . . . . . . . . . . . . . . . . .                        (1,105.3)
                                                                          --------  --------    --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  706.1  $  603.6    $ (920.9)
                                                                          --------  --------    --------
                                                                          --------  --------    --------
--------------------------------------------------------------------------------------------------------
PER SHARE DATA*
Primary and fully diluted:
  Income before changes in accounting. . . . . . . . . . . . . . . . . .  $  2.71   $  2.34     $    .80
  Changes in accounting. . . . . . . . . . . . . . . . . . . . . . . . .                           (4.77)
                                                                          --------  --------    --------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2.71   $  2.34     $  (3.97)
                                                                          --------  --------    --------
                                                                          --------  --------    --------
Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   .75   $   .68 1/3 $    .66 2/3
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

                                                                         EQUIPMENT OPERATIONS               FINANCIAL SERVICES
                                                                      (DEERE & COMPANY WITH FINANCIAL
                                                                       SERVICES ON THE EQUITY BASIS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                          YEAR ENDED OCTOBER 31           YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                       1995       1994      1993       1995     1994       1993
---------------------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . . . . . . . . . . . .  $8,830.2  $7,663.1  $6,479.3
Finance and interest income. . . . . . . . . . . . . . . . . . . . . .     105.3      81.3      84.0   $ 561.2   $ 471.9   $ 482.4
Insurance and health care premiums . . . . . . . . . . . . . . . . . .                                   674.6     648.3     540.4
Investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .                                    95.4      93.9      97.6
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28.4      24.0      23.3      52.0      43.7      42.0
                                                                        --------  --------  --------   -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,963.9   7,768.4   6,586.6   1,383.2   1,257.8   1,162.4
                                                                        --------  --------  --------   -------   -------   -------
----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .   6,943.8   6,032.6   5,381.1
Research and development expenses. . . . . . . . . . . . . . . . . . .     327.4     275.7     269.8
Selling, administrative and general expenses . . . . . . . . . . . . .     707.7     638.3     602.8     305.9     282.9     255.5
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .     126.7     117.1     180.3     271.7     191.3     192.5
Insurance and health care claims and benefits. . . . . . . . . . . . .                                   515.6     529.6     450.3
Other operating expenses . . . . . . . . . . . . . . . . . . . . . . .      25.5      17.0      18.0      30.0      20.8      19.2
Restructuring costs  . . . . . . . . . . . . . . . . . . . . . . . . .                         107.2
                                                                        --------  --------  --------   -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,131.1   7,080.7   6,559.2   1,123.2   1,024.6     917.5
                                                                        --------  --------  --------   -------   -------   -------
----------------------------------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES
  AND CHANGES IN ACCOUNTING. . . . . . . . . . . . . . . . . . . . . .     832.8     687.7      27.4     260.0     233.2     244.9
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .     303.8     254.7      14.4      94.1      77.5      82.8
                                                                        --------  --------  --------   -------   -------   -------
INCOME OF CONSOLIDATED GROUP BEFORE CHANGES IN ACCOUNTING. . . . . . .     529.0     433.0      13.0     165.9     155.7     162.1
                                                                        --------  --------  --------   -------   -------   -------
----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
  BEFORE CHANGES IN ACCOUNTING
  Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     120.9     113.7     122.2
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29.4      31.2      31.1        .7       4.9       2.2
  Health care. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16.3      15.7      11.0
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10.5      10.0       7.1
                                                                        --------  --------  --------   -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     177.1     170.6     171.4        .7       4.9       2.2
                                                                        --------  --------  --------   -------   -------   -------
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CHANGES IN ACCOUNTING. . . . . . . . . . . . . . . . . .     706.1     603.6     184.4     166.6     160.6     164.3
Changes in accounting. . . . . . . . . . . . . . . . . . . . . . . . .                      (1,105.3)                         (6.9)
                                                                        --------  --------  --------   -------   -------   -------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . .  $  706.1  $  603.6  $ (920.9)  $ 166.6   $ 160.6   $ 157.4
                                                                        --------  --------  --------   -------   -------   -------
                                                                        --------  --------  --------   -------   -------   -------
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA*
Primary and fully diluted:
  Income before changes in accounting. . . . . . . . . . . . . . . . .
  Changes in accounting. . . . . . . . . . . . . . . . . . . . . . . .

  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .


Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . .
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, industrial equipment and lawn and grounds care equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

*Adjusted for three-for-one stock split effective November 17, 1995.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                      CONSOLIDATED    EQUIPMENT OPERATIONS  FINANCIAL SERVICES
                                                                                        (DEERE & COMPANY
                                                                    (DEERE & COMPANY     WITH FINANCIAL
                                                                    AND CONSOLIDATED     SERVICES ON THE
                                                                      SUBSIDIARIES)       EQUITY BASIS)
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                      OCTOBER 31          OCTOBER 31          OCTOBER 31
                                                                     1995      1994      1995      1994      1995      1994
------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and short-term investments. . . . . . . . . . . . . . . . .  $   363.7 $   245.4  $   71.0  $  104.0  $  292.7  $  141.4
Cash deposited with unconsolidated subsidiaries. . . . . . . . .                          460.1
                                                                  --------- ---------  --------  --------  --------  --------
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .      363.7     245.4     531.1     104.0     292.7     141.4
Marketable securities. . . . . . . . . . . . . . . . . . . . . .      829.7   1,126.3                         829.7   1,126.3
Receivables from unconsolidated subsidiaries and affiliates. . .        2.3       8.9      55.5     196.9
Dealer accounts and notes receivable - net . . . . . . . . . . .    3,259.7   2,939.4   3,259.7   2,939.4
Credit receivables - net . . . . . . . . . . . . . . . . . . . .    5,345.2   4,501.7     118.3     115.8   5,226.9   4,385.9
Other receivables  . . . . . . . . . . . . . . . . . . . . . . .      492.4     429.7       3.2      15.2     490.2     415.5
Equipment on operating leases - net. . . . . . . . . . . . . . .      258.8     219.5     119.3      94.3     139.5     125.2
Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .      720.8     698.0     720.8     698.0
Property and equipment - net . . . . . . . . . . . . . . . . . .    1,335.6   1,314.1   1,295.0   1,281.8      40.6      32.3
Investments in unconsolidated subsidiaries and affiliates. . . .      115.2     154.3   1,378.4   1,285.9                55.1
Intangible assets - net. . . . . . . . . . . . . . . . . . . . .      305.0     283.7     295.4     266.8       9.6      16.9
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       61.6      61.8      29.4      31.1      32.1      30.7
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .      639.8     679.8     578.9     620.5      61.0      59.2
Deferred charges . . . . . . . . . . . . . . . . . . . . . . . .      117.6     118.6      79.1      60.7      38.5      57.9
                                                                 --------- ---------  --------  --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $13,847.4 $12,781.2  $8,464.1  $7,710.4  $7,160.8  $6,446.4
                                                                 ---------- ---------  --------  --------  --------  --------
                                                                 ---------- ---------  --------  --------  --------  --------

------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .  $ 3,139.8 $ 2,637.4  $  395.7  $   53.8  $2,744.1  $2,583.5
Payables to unconsolidated subsidiaries and affiliates . . . . .       27.5      34.0      27.5      34.0     513.3     187.9
Accounts payable and accrued expenses. . . . . . . . . . . . . .    2,533.0   2,285.2   1,859.9   1,617.3     674.1     668.9
Insurance and health care claims and reserves. . . . . . . . . .      470.3     761.3                         470.3     761.3
Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       72.8      80.2      72.4      79.7        .3        .5
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .       15.6      13.5      15.6      13.5
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . .    2,175.8   2,053.9     702.9   1,019.4   1,472.9   1,034.5
Retirement benefit accruals and other liabilities. . . . . . . .    2,327.2   2,357.8   2,304.7   2,334.8      22.6      23.0
                                                                  --------- ---------  --------  --------  --------  --------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   10,762.0  10,223.3   5,378.7   5,152.5   5,897.6   5,259.6
                                                                  --------- ---------  --------  --------  --------  --------
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000* shares;
 issued - 262,524,084* shares in 1995 and 259,915,584* shares
 in 1994) at stated value. . . . . . . . . . . . . . . . . . . .    1,728.7   1,491.4   1,728.7   1,491.4     209.4     209.5
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . .    1,690.3   1,353.9   1,690.3   1,353.9   1,054.3     980.3
Minimum pension liability adjustment . . . . . . . . . . . . . .     (300.4)   (248.4)   (300.4)   (248.4)
Cumulative translation adjustment. . . . . . . . . . . . . . . .      (11.6)    (17.9)    (11.6)    (17.9)     (4.1)     (3.0)
Unrealized gain on marketable securities available for sale. . .        3.6                 3.6                 3.6
Unamortized restricted stock compensation. . . . . . . . . . . .      (12.1)     (8.8)    (12.1)     (8.8)
Common stock in treasury, 549,387* shares in 1995 and 652,803*
 shares in 1994, at cost . . . . . . . . . . . . . . . . . . . .      (13.1)    (12.3)    (13.1)    (12.3)
                                                                   -------- ---------  --------  --------  --------  --------
  Total stockholders' equity . . . . . . . . . . . . . . . . . .    3,085.4   2,557.9   3,085.4   2,557.9   1,263.2   1,186.8
                                                                   -------- ---------  --------  --------  --------  --------
------------------------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $13,847.4 $12,781.2  $8,464.1  $7,710.4  $7,160.8  $6,446.4
                                                                  --------- ---------  --------  --------  --------  --------
                                                                  --------- ---------  --------  --------  --------  --------
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

*Adjusted for three-for-one stock split effective November 17, 1995.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                      CONSOLIDATED                   EQUIPMENT OPERATIONS
                                                                                                       (DEERE & COMPANY
                                                                    (DEERE & COMPANY                    WITH FINANCIAL
                                                                    AND CONSOLIDATED                   SERVICES ON THE
                                                                      SUBSIDIARIES)                      EQUITY BASIS)
------------------------------------------------------------------------------------------------------------------------------
                                                                  YEAR ENDED OCTOBER 31              YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                        1995      1994      1993           1995      1994      1993
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $  706.1  $  603.6  $ (920.9)       $ 706.1   $ 603.6  $ (920.9)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Changes in accounting, cumulative net adjustment . . . . .                       1,105.3                            1,105.3
  Provision for doubtful receivables . . . . . . . . . . . .      39.6      36.1      32.6            3.5       5.6       2.3
  Provision for depreciation . . . . . . . . . . . . . . . .     283.1     256.7     257.2          255.2     230.6     233.5
  Provision for restructuring costs. . . . . . . . . . . . .                          78.5                               78.5
  Undistributed earnings of unconsolidated subsidiaries
  and affiliates . . . . . . . . . . . . . . . . . . . . . .      (9.2)    (12.6)     (7.7)         (82.6)     57.3     (84.5)
  Provision (credit) for deferred income taxes . . . . . . .      75.5      26.2     (30.4)          77.0      32.4     (30.7)
  Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . .    (355.4)   (147.8)     82.4         (311.2)    (85.8)    101.6
    Inventories. . . . . . . . . . . . . . . . . . . . . . .     (17.0)   (164.5)     35.4          (17.0)   (164.5)     35.4
    Accounts payable and accrued expenses. . . . . . . . . .       8.9     (60.4)     93.5           10.2    (116.2)     79.7
    Insurance and health care claims and reserves. . . . . .      38.0      98.8      27.5
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .      69.8      82.7      80.7           73.3     113.8     101.6
                                                               --------  -------  --------        -------   -------   -------
      Net cash provided by operating activities. . . . . . .     839.4     718.8     834.1          714.5     676.8     701.8
                                                               --------  -------  --------        -------   -------   -------
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . . . . . . . . .   3,409.9   3,012.5   2,995.5           58.1      77.1      87.7
Proceeds from sales of credit receivables. . . . . . . . . .     837.3     561.9   1,148.3             .5       1.6       5.7
Proceeds from maturities and sales of marketable
 securities. . . . . . . . . . . . . . . . . . . . . . . . .     181.2     222.9     320.9
Proceeds from sales of equipment on operating leases . . . .      45.5      49.2      46.5           24.3      25.0      25.4
Proceeds from sales of businesses. . . . . . . . . . . . . .      90.5
Cost of credit receivables acquired. . . . . . . . . . . . .  (5,147.7) (4,308.8) (3,635.1)         (59.0)    (70.1)   (124.1)
Purchases of marketable securities . . . . . . . . . . . . .    (194.1)   (344.8)   (346.5)
Purchases of property and equipment. . . . . . . . . . . . .    (262.4)   (228.1)   (206.5)        (244.6)   (215.2)   (197.4)
Cost of operating leases acquired. . . . . . . . . . . . . .    (120.8)   (102.5)   (106.3)         (62.5)    (52.3)    (31.8)
Acquisition of a business. . . . . . . . . . . . . . . . . .              (119.8)                            (119.8)
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (35.2)     52.2      (1.8)          (9.7)     14.8       8.4
                                                              --------   -------  --------        -------   -------   -------
      Net cash provided by (used for) investing
       activities. . . . . . . . . . . . . . . . . . . . . .  (1,195.8) (1,205.3)    215.0         (292.9)   (338.9)   (226.1)
                                                             ---------   -------  --------        -------   -------   ------
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings . . . . . . . .     490.1     934.2  (1,487.1)          35.4    (301.8)   (464.7)
Change in intercompany receivables/payables. . . . . . . . .                                        134.7     320.0    (359.1)
Proceeds from long-term borrowings . . . . . . . . . . . . .     775.0     188.5     687.1                                 .1
Principal payments on long-term borrowings . . . . . . . . .    (636.7)   (590.7)   (546.3)         (10.9)   (185.5)    (39.4)
Proceeds from issuance of common stock . . . . . . . . . . .      43.6      36.9     586.0           43.6      36.9     586.0
Dividends paid . . . . . . . . . . . . . . . . . . . . . . .    (190.5)   (171.8)   (152.9)        (190.5)   (171.8)   (152.9)
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8.2)     (6.2)    (12.9)          (8.2)     (6.2)    (12.9)
                                                              --------   -------  --------        -------   -------   -------
      Net cash provided by (used for) financing
       activities. . . . . . . . . . . . . . . . . . . . . .     473.3     390.9    (926.1)           4.1    (308.4)   (442.9)
                                                              --------   -------  --------        -------   -------   -------
------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . .       1.4       2.8      (1.6)           1.4       2.8      (1.5)
                                                              --------   -------  --------        -------   -------   -------
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .     118.3     (92.8)    121.4          427.1      32.3      31.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . .     245.4     338.2     216.8          104.0      71.7      40.4
                                                              --------   -------  --------        -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .    $363.7    $245.4    $338.2         $531.1    $104.0     $71.7
                                                              --------   -------  --------        -------   -------   -------
                                                              --------   -------  --------        -------   -------   -------
------------------------------------------------------------------------------------------------------------------------------

Caption>

                                                                   FINANCIAL SERVICES
--------------------------------------------------------------------------------------------
                                                                  YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                        1995      1994      1993
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . .    $166.6    $160.6    $157.4
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Changes in accounting, cumulative net adjustment . . . . .                           6.9
  Provision for doubtful receivables . . . . . . . . . . . .      36.1      30.5      30.3
  Provision for depreciation . . . . . . . . . . . . . . . .      27.8      26.1      23.6
  Provision for restructuring costs. . . . . . . . . . . . .
  Undistributed earnings of unconsolidated subsidiaries
  and affiliates . . . . . . . . . . . . . . . . . . . . . .       (.5)     (3.6)     (1.6)
  Provision (credit) for deferred income taxes . . . . . . .      (1.5)     (6.2)       .3
  Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . .     (44.3)    (62.0)    (19.3)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .
    Accounts payable and accrued expenses. . . . . . . . . .      (1.3)     55.7      14.0
    Insurance and health care claims and reserves. . . . . .      38.0      98.8      27.5
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .      (3.4)    (31.1)    (20.9)
                                                               --------  -------  --------
      Net cash provided by operating activities. . . . . . .     217.5     268.8     218.2
                                                               --------  -------  --------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . . . . . . . . .   3,351.9   2,935.3   2,907.8
Proceeds from sales of credit receivables. . . . . . . . . .     836.8     580.2   1,161.7
Proceeds from maturities and sales of marketable
 securities. . . . . . . . . . . . . . . . . . . . . . . . .     181.2     222.9     320.9
Proceeds from sales of equipment on operating leases . . . .      21.1      24.2      21.1
Proceeds from sales of businesses. . . . . . . . . . . . . .      90.5
Cost of credit receivables acquired. . . . . . . . . . . . .  (5,088.7) (4,258.6) (3,530.1)
Purchases of marketable securities . . . . . . . . . . . . .    (194.1)   (344.8)   (346.5)
Purchases of property and equipment. . . . . . . . . . . . .     (17.8)    (12.8)     (9.2)
Cost of operating leases acquired. . . . . . . . . . . . . .     (58.3)    (50.1)    (74.5)
Acquisition of a business. . . . . . . . . . . . . . . . . .
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (25.5)     37.4     (10.2)
                                                              --------   -------  --------
      Net cash provided by (used for) investing
       activities. . . . . . . . . . . . . . . . . . . . . .    (902.9)   (866.3)    441.0
                                                              --------   -------  --------
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings . . . . . . . .     454.7   1,235.9  (1,022.3)
Change in intercompany receivables/payables. . . . . . . . .     325.4    (320.0)    359.1
Proceeds from long-term borrowings . . . . . . . . . . . . .     775.0     188.5     687.0
Principal payments on long-term borrowings . . . . . . . . .    (625.8)   (405.2)   (506.9)
Proceeds from issuance of common stock . . . . . . . . . . .
Dividends paid . . . . . . . . . . . . . . . . . . . . . . .     (92.6)   (226.8)    (85.9)
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                -------- -------  --------
      Net cash provided by (used for) financing
       activities. . . . . . . . . . . . . . . . . . . . . .     836.7     472.4    (569.0)
                                                              --------   -------  --------
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . .                           (.1)
                                                              --------   -------  --------
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .     151.3    (125.1)     90.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . .     141.4     266.5     176.4
                                                              --------   -------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .    $292.7    $141.4    $266.5
                                                              --------   -------  --------
                                                              --------   -------  --------
--------------------------------------------------------------------------------------------


The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1995, 1994 AND 1993 (UNAUDITED)

Deere & Company and its subsidiaries manufacture, distribute and finance a full range of agricultural equipment; a broad range of industrial equipment for construction, forestry and public works; and a variety of lawn and grounds care equipment. The company also provides credit, insurance and health care products for businesses and the general public. Additional information on these business segments is presented beginning on page 32.


1995 COMPARED WITH 1994 (UNAUDITED)

CONSOLIDATED RESULTS
Deere & Company achieved record worldwide net income for 1995, totaling $706 million or $2.71 per share compared with last year's income of $604 million or $2.34 per share on a post-split basis. The company's strong results for 1995 were due to higher production and sales levels, coupled with significantly improved overseas and industrial equipment division results. Additionally, the company's exports from the United States set a new record, totaling $1,314 million. Company results also continued to benefit from the strong performance of its Financial Services subsidiaries. All per share information reflects a three-for-one stock split effective November 17, 1995 (see "Capital Stock" note on page 41).
     The company's annual sales and revenues exceeded $10 billion for the first time in the company's history, due to continued growth in demand for the company's products and services. Worldwide net sales and revenues increased 15 percent to $10,291 million in 1995 compared with $8,977 million in 1994. Net sales of the Equipment Operations increased 15 percent in 1995 to $8,830 million from $7,663 million last year. The physical volume of sales increased by 11 percent compared with a year ago.
     Finance and interest income increased 20 percent to $660 million in 1995 compared with $548 million last year, while insurance and health care premiums increased three percent to $628 million in the current year compared with $609 million in 1994.
     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had income of $529 million in 1995 compared with $433 million in 1994. The improved operating results of the Equipment Operations in 1995 were the primary factor behind the company's record profitability. The benefits from the higher production and sales volumes were partially offset by the impact of management's planned initiatives to reduce service parts inventory and used goods receivables. Service parts production was lower and used goods sales incentive expenses increased compared to last year as a result of the initiatives. The worldwide ratio of cost of goods sold to net sales was 78.6 percent in 1995 compared with 78.7 percent last year.
   Net income of the company's Financial Services operations remained strong totaling $167 million in 1995 compared with $161 million in 1994. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS
The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense.

                          1995 NET SALES AND REVENUES
                               BY BUSINESS SEGMENT

[Pie Chart]
Agricultural Equipment 52%
Industrial Equipment 18%
Lawn and Grounds Care Equipment 17%
Health Care 3%
Insurance 4%
Credit 6%

     Operating profit of each of the company's Equipment Operations was favorably affected by higher sales volumes compared with last year's results.

                        WORLDWIDE AGRICULTURAL EQUIPMENT

[Graph]
Net Sales (in billions) 93 - $4.1
                        94 - $4.7
                        95 - $5.3


Operating Profit (before restructuring)(in millions) 93 - $230
                                                     94 - $553
                                                     95 - $643

   Operating profit of the worldwide agricultural equipment segment increased to $643 million in 1995 compared with $553 million in 1994, as a result of a 12 percent increase in worldwide agricultural equipment sales, along with a substantial improvement in overseas results. These higher sales margins on complete goods were partially offset by the previously mentioned used goods and service parts initiatives.

                         WORLDWIDE INDUSTRIAL EQUIPMENT
[Graph]

Net Sales (in billions) 93 - $1.3
                        94 - $1.6
                        95 - $1.9


Operating Profit (in millions) 93 - $20
                               94 - $132
                               95 - $198

     The worldwide industrial equipment operations improved substantially in 1995, generating an operating profit of $198 million this year compared with $132 million in 1994, primarily as a result of higher production and sales volumes, and improved operating efficiency. In 1995, sales increased 14 percent compared to last year.

                    WORLDWIDE LAWN AND GROUNDS CARE EQUIPMENT
[Graph]

Net Sales (in billions) 93 - $1.1
                        94 - $1.3
                        95 - $1.7

Operating Profit (in millions) 93 - $99
                               94 - $162
                               95 - $165

   The worldwide lawn and grounds care equipment operations had an operating profit of $165 million in 1995 compared with $162 million in 1994. The Homelite division of Textron, Inc. was purchased in August 1994 and its results since the acquisition are included in the lawn and grounds care equipment operations. Net sales in 1995 included Homelite sales of $287 million compared to $36 million last year. Excluding Homelite, lawn and grounds care equipment sales increased 10 percent in 1995. The benefits from the small increase in production and sales volumes were offset by unfavorable currency fluctuations on imported components. Including Homelite, lawn and grounds care equipment sales increased 29 percent this year.

                             FINANCIAL SERVICES
[Graph]

Revenues (in billions) 93 - $1.1
                       94 - $1.2
                       95 - $1.3

Operating Profit (in millions) 93 - $247
                               94 - $238
                               95 - $261

   The combined operating profit of the credit, insurance and health care business segments was $261 million in 1995 compared to $238 million in 1994. Additional information on these businesses is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.
   On a geographic basis, the United States and Canadian equipment operations had a higher operating profit of $839 million in 1995 compared with $764 million last year as a result of higher volumes, which were partially offset by used goods sales incentive expenses and lower service parts production. Sales increased 13 percent in 1995 and the physical volume of sales increased 12 percent.
   The overseas equipment operations generated a significantly higher operating profit of $167 million in 1995 compared with $83 million last year primarily due to the higher sales volumes and the previous restructuring of these operations. Overseas sales increased 21 percent and the physical volume of sales increased nine percent in 1995 compared with 1994.

MARKET CONDITIONS AND OUTLOOK
Market demand for John Deere products remains very strong. Increased overseas and domestic demand for agricultural commodities, coupled with lower than anticipated harvest yields, have resulted in substantial increases in commodity prices. Additionally, the United States Department of Agriculture (USDA) is currently forecasting world grain stocks to be at the lowest levels, relative to use, since it began keeping systematic records. The low commodity inventories, expected increases in worldwide grain demand and the anticipated resulting strong worldwide commodity price levels should bolster farmers' confidence and result in continued strong demand for new and used agricultural equipment. Additionally, government acreage set-asides should be lower in 1996 in response to the reduction in world grain stocks which should further promote agricultural demand. Therefore, the company expects agricultural equipment industry retail sales to increase again in 1996, despite some uncertainty surrounding the new farm bill.
   Nonresidential and public construction expenditures in 1996 are anticipated to show moderate growth. Housing starts are projected to increase slightly over 1995 levels in response to lower mortgage rates now forecasted for 1996. Consumer spending is expected to remain at relatively strong levels throughout most of 1996. Additionally, the company's lawn and grounds care equipment demand should also increase as a result of the introduction of a new product line, "Sabre by John Deere," which includes entry-level lawn tractors and walk-behind mowers. As a result of the many factors cited, industry retail sales for industrial and lawn and grounds care products are expected to increase in 1996 compared with 1995. Financial Services revenues should reflect this continued strong demand for John Deere products.
   The company's worldwide physical volume of sales to dealers in 1996 is expected to increase by four percent compared with 1995, with first quarter volumes anticipated to be approximately 12 percent higher than the first quarter of 1995. Additionally, expenditures targeted at establishing markets for new and existing products in both domestic and overseas regions are expected to increase substantially in 1996. However, the expected volume increases will more than offset the short-term costs associated with the company's planned growth initiatives. Therefore, 1996 is expected to be another strong year.

1994 COMPARED WITH 1993 (UNAUDITED)

CONSOLIDATED RESULTS
Deere & Company's worldwide net income for 1994 was a record totaling $604 million or $2.34 per share compared with income of $248 million or $1.07 per share in 1993 before the effects of the special items as shown in the following table and described on pages 31, 34, and 36. The company's strongly improved 1994 results reflected substantially higher North American production and sales volumes, improved operating efficiencies and significantly better overseas results. Additionally, the company's exports from the United States set a record, totaling $1,144 million. Company results also continued to benefit from the strong performance of its Financial Services subsidiaries. Income in 1993 was $184 million or $.80 per share after the effects of the restructuring charges and the tax rate change as shown in the table below. However, the company incurred a worldwide net loss of $921 million or $3.97 per share in 1993 after the cumulative effect of accounting changes.




(In millions of dollars                                         PER SHARE
except per share amounts)                1994       1993     1994        1993
-------------------------------------------------------------------------------
Income before special items. . . . . .   $  604    $  248   $  2.34   $  1.07
Restructuring charges. . . . . . . . .                (80)               (.34)
Effect of tax rate change. . . . . . .                 16                 .07
                                        -------    -------  -------   --------
Income before cumulative effect of
   changes in accounting standards . .      604       184      2.34       .80
Cumulative effect of changes in
   accounting standards. . . . . . . .             (1,105)              (4.77)
                                        -------    -------  -------   --------
Worldwide net income (loss). . . . . .   $  604   $  (921)  $  2.34  $  (3.97)
                                        -------    -------  -------   --------
                                        -------    -------  -------   --------

-------------------------------------------------------------------------------


   The company's total worldwide net sales and revenues increased 16 percent to $9,030 million in 1994 compared with $7,754 million in 1993. Worldwide net sales were $7,663 million in 1994, an increase of 18 percent from sales of $6,479 million in 1993. The physical volume of the company's worldwide sales increased approximately 14 percent in 1994.
   Finance and interest income decreased three percent to $548 million in 1994 compared with $563 million in 1993, while insurance and health care premiums increased 23 percent to $609 million in 1994 compared with $497 million in 1993.
   The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had income of $433 million in 1994 compared with income of $77 million in 1993 before the effects of the restructuring charges and the tax rate change. Including these special items, the Equipment Operations' income was $13 million in 1993. The Equipment Operations incurred a net loss of $1,085 million in 1993 after all of the special items including the cumulative effect of the accounting changes. Net income of the company's Financial Services subsidiaries totaled $161 million in 1994 compared with income before accounting changes of $164 million in 1993 ($157 million after accounting changes). Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.
   The improved operating results of the Equipment Operations in 1994 were primarily due to higher North American production and sales volumes, and continued improvements in operating efficiencies. North American sales were 19 percent higher than in 1993. The overseas equipment operations had significantly higher income in 1994, primarily due to lower operating costs generated by the ongoing restructuring of the company's European operations, coupled with higher sales and production volumes. Reflecting the effects of the improved operations, the worldwide ratio of cost of goods sold to net sales decreased to 78.7 percent in 1994 compared with 83.1 percent in 1993. After-tax results of the Equipment Operations in 1993 benefited by $33 million or $.14 per share from the reduction of inventories valued on a last-in, first-out (LIFO) basis. A LIFO benefit was not recognized in 1994.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS
The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32.
   Operating profit of each of the company's Equipment Operations in 1994 was favorably affected by higher volumes and improved productivity compared with results in 1993.
   Operating profit of the worldwide agricultural equipment segment increased to $553 million in 1994 compared with $230 million in 1993 before restructuring charges. This improvement was caused primarily by a 16 percent increase in sales and improvements in operating efficiencies. There were no benefits from the reduction of LIFO inventories in 1994 compared with $38 million in 1993. After restructuring charges of $107 million, 1993 operating profit was $123 million.
   The worldwide industrial equipment operations improved significantly in 1994, generating an operating profit of $132 million in 1994 compared with $20 million in 1993. In 1994, sales increased 22 percent and operating costs were lower. There were no LIFO inventory benefits in 1994 compared with $13 million in 1993.
   The worldwide lawn and grounds care equipment operations had a higher operating profit of $162 million in 1994 compared with $99 million in 1993. Lawn and grounds care equipment sales were up 24 percent in 1994. The Homelite division of Textron, Inc. was purchased in August 1994 and its results since the acquisition are included in the lawn and grounds care equipment operations.
   The combined operating profit of the credit, insurance and health care business segments was $238 million in 1994 compared to $247 million in 1993. Additional information on these businesses is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.
   On a geographic basis, the United States and Canadian equipment operations had significantly higher operating profit of $764 million in 1994 compared with $372 million in 1993. Sales increased 19 percent and operating efficiency improved in all of the company's businesses in 1994. There were no LIFO inventory benefits in 1994 compared with $13 million in 1993.
   The overseas equipment operations generated an operating profit of $83 million in 1994 compared with an operating loss of $23 million in 1993, excluding restructuring charges. Overseas sales increased 17 percent and the physical volume of sales increased approximately 11 percent in 1994 compared with 1993. As previously mentioned, 1994 results were also favorably affected by lower cost levels resulting primarily from the restructuring of the European operations. However, there were no benefits from the reduction of LIFO inventories in 1994 compared with $38 million in 1993. Including restructuring charges of $107 million, the operating loss in 1993 was $130 million.


CREDIT OPERATIONS

Deere & Company's credit subsidiaries consist of John Deere Credit Company and its subsidiaries in the United States and John Deere Finance Limited in Canada. The credit operations bear all credit risk, net of recovery from withholdings from dealers, and perform all servicing and collection functions on retail notes and leases on John Deere products acquired by the credit subsidiaries from the Equipment Operations. The Equipment Operations receive compensation from the United States credit operations for originating retail notes and leases. The Equipment Operations are reimbursed by the credit operations for staff support and other administrative services at estimated cost, and for credit lines provided by Deere & Company based on utilization of the lines. The credit subsidiaries generally receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges have been waived or reduced on retail notes and leases.
   Condensed combined financial information of the credit operations in millions of dollars follows:


-------------------------------------------------------------------------------

                                                          OCTOBER 31
FINANCIAL POSITION                                   1995               1994
-------------------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . .   $  165              $  43
                                                   ------              -----
Credit receivables and leases:
   Equipment retail notes  . . . . . . . . . . .    3,467              2,901
   Recreational product retail notes . . . . . .      871                873
   Revolving charge accounts . . . . . . . . . .      513                438
   Wholesale notes . . . . . . . . . . . . . . .      314                142
   Financing leases. . . . . . . . . . . . . . .      149                118
   Equipment on operating leases . . . . . . . .      140                125
                                                   ------              -----
   Total credit receivables and leases . . . . .    5,454              4,597
   Less allowance for credit losses. . . . . . .       88                 86
                                                   ------              -----
        Total - net. . . . . . . . . . . . . . .    5,366              4,511
                                                   ------              -----
Other receivables. . . . . . . . . . . . . . . .      192                155
                                                   ------              -----
Net property and other assets. . . . . . . . . .       73                 66
                                                   ------              -----
   Total assets. . . . . . . . . . . . . . . . . $  5,796           $  4,775
                                                   ------              -----
                                                   ------              -----

-------------------------------------------------------------------------------
(continued)

-------------------------------------------------------------------------------

                                                          OCTOBER 31
FINANCIAL POSITION                                   1995               1994
-------------------------------------------------------------------------------
Short-term borrowings. . . . . . . . . . . . . .   $2,744             $2,584
Payables to Deere & Company. . . . . . . . . . .      491                125
Deposits withheld from dealers and merchants . .      144                127
Other liabilities. . . . . . . . . . . . . . . .      176                200
Long-term borrowings . . . . . . . . . . . . . .    1,473              1,034
Stockholder's equity . . . . . . . . . . . . . .      768                705
                                                   ------              -----
   Total liabilities and stockholder's equity. .   $5,796             $4,775
                                                   ------              -----
                                                   ------              -----

-------------------------------------------------------------------------------

                                                      YEAR ENDED OCTOBER 31
Summary of Operations                                1995      1994       1993
-------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . .    $  612    $  516    $  524
                                                    ------    ------    ------
Expenses:
   Interest. . . . . . . . . . . . . . . . . . .       271       190       192
   Selling, administrative and general . . . . .        94        96        93
   Provision for credit losses . . . . . . . . .        36        31        30
   Depreciation. . . . . . . . . . . . . . . . .        22        21        19
                                                    ------    ------    ------

      Total. . . . . . . . . . . . . . . . . . .       423       338       334
                                                    ------    ------    ------

Income before income taxes and changes
   in accounting . . . . . . . . . . . . . . . .       189       178       190
Provision for income taxes . . . . . . . . . . .        68        64        68
                                                    ------    ------    ------
Income before changes in accounting. . . . . . .       121       114       122
Changes in accounting. . . . . . . . . . . . . .                            (4)
                                                    ------    ------    ------
Net income . . . . . . . . . . . . . . . . . . .    $  121    $  114    $  118
                                                    ------    ------    ------
                                                    ------    ------    ------
Ratio of earnings to fixed charges . . . . . . .      1.69      1.93      1.97

-------------------------------------------------------------------------------

   Total acquisitions of credit receivables and leases by the credit subsidiaries increased 19 percent during 1995 compared to 1994. The higher acquisitions this year resulted from an increased volume of retail notes, revolving charge accounts and wholesale receivables.
   During 1995, retail notes acquired by the credit subsidiaries totaled $3,315 million, an 18 percent increase compared with 1994 acquisitions of $2,816 million. Acquisitions of recreational product retail notes accounted for 10 percent of total note acquisitions in 1995 and 11 percent in 1994. Acquisitions of John Deere equipment notes were 16 percent higher in the current year due primarily to increased retail sales of John Deere equipment and an improvement in the credit subsidiaries' market share for the financing of John Deere agricultural equipment. The credit operations also securitized and sold retail notes which partially offset the increase in acquisitions, receiving proceeds of $837 million during 1995 compared with $560 million last year. At October 31, 1995 and 1994, credit receivables and leases administered, which include receivables previously sold but still administered, were $6,666 million and $5,725 million, respectively. The discussion of "Credit Receivables" on pages 37 and 38 presents additional information.
   Income of the credit operations was $121 million in 1995 compared with $114 million in 1994 and $122 million in 1993 before the cumulative effect of adopting FASB Statements No. 106 and 112. Net income in 1995 was higher than in 1994 reflecting higher earnings from a larger average receivable and lease portfolio financed, partially offset by lower financing margins. Total revenues of the credit operations increased 19 percent in

1995, due primarily to a larger average portfolio financed and a higher overall yield on the receivables held in 1995 compared with 1994. The average balance of credit receivables and leases financed was 13 percent higher in 1995 compared with 1994. Higher average borrowings and higher borrowing rates in 1995 resulted in a 43 percent increase in interest expense in 1995 compared to 1994.
   Income in 1994 was lower than in 1993 primarily reflecting the impact of a higher dividend payout during the year, lower gains from the sale of retail notes and higher selling, administrative and general expenses. These effects were partially offset by higher securitization and servicing fee income from notes previously sold but still administered. Total revenues of the credit operations decreased two percent in 1994 compared with 1993. Revenues were affected by lower gains from the sale of retail notes and lower interest rates resulting in lower finance charges earned in 1994. These decreases in revenues were partially offset by an increase in securitization and servicing fee income. Additionally, lower average borrowing rates in 1994 resulted in a one percent decrease in interest expense compared to 1993. The average balance of credit receivables and leases financed was approximately the same in 1994 compared with 1993. Net income of the credit operations totaled $118 million in 1993 including the cumulative effect of the changes in accounting standards.


INSURANCE OPERATIONS
-------------------------------------------------------------------------------
Deere & Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, which mainly provide general and specialized property and casualty coverages to the general public, and John Deere Insurance Company of Canada.
   Condensed combined financial information of the insurance operations in millions of dollars follows:

-------------------------------------------------------------------------------
                                                             OCTOBER 31
FINANCIAL POSITION                                       1995           1994
-------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . .    $   110        $    73
Marketable securities  . . . . . . . . . . . . . .        684          1,002
Other assets . . . . . . . . . . . . . . . . . . .        334            406
                                                      -------        -------
   Total assets  . . . . . . . . . . . . . . . . .    $ 1,128        $ 1,481
                                                      -------        -------
                                                      -------        -------

Claims and reserves. . . . . . . . . . . . . . . .    $   416        $   708
Unearned premiums. . . . . . . . . . . . . . . . .        141            142
Other liabilities  . . . . . . . . . . . . . . . .        162            218
Stockholder's equity . . . . . . . . . . . . . . .        409            413
                                                      -------        -------
   Total liabilities and stockholder's equity. . .    $ 1,128        $ 1,481
                                                      -------        -------
                                                      -------        -------

-------------------------------------------------------------------------------
(continued)

                                                    YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                             1995      1994      1993
-------------------------------------------------------------------------------
Premiums . . . . . . . . . . . . . . . . . .     $  369    $  346    $  324
Investment income. . . . . . . . . . . . . .         84        81        88
                                                 ------    ------    ------
   Total revenues. . . . . . . . . . . . . .        453       427       412
                                                 ------    ------    ------
Expenses:
   Claims and benefits . . . . . . . . . . .        297       297       284
   Selling, administrative and general . . .        102        99        90
   Other . . . . . . . . . . . . . . . . . .          8
                                                 ------    ------    ------
       Total . . . . . . . . . . . . . . . .        407       396       374
                                                 ------    ------    ------


Income of consolidated group before
   income taxes and changes in accounting. .         46        31        38
Provision for income taxes . . . . . . . . .         18         5         9
                                                 ------    ------    ------

Income of consolidated group before
   changes in accounting . . . . . . . . . .         28        26        29
Equity in income of unconsolidated affiliate          1         5         2
                                                 ------    ------    ------

Income before changes in accounting. . . . .         29        31        31
Changes in accounting. . . . . . . . . . . .                             (2)
                                                 ------    ------    ------

Net income . . . . . . . . . . . . . . . . .     $   29    $   31    $   29
                                                 ------    ------    ------
                                                 ------    ------    ------

-------------------------------------------------------------------------------

   Insurance premium revenues of $20 million in 1995, $19 million in 1994 and $26 million in 1993 related to coverages provided to Deere & Company and its subsidiaries.
   Income of the insurance operations totaled $29 million in 1995 compared with $31 million in 1994 and $31 million in 1993 before the cumulative effect of adopting FASB Statements No. 106 and 112. The decrease in 1995 net income compared with 1994 resulted from a loss from the sale of the John Deere Life Insurance Company, lower equity income due to the sale of the insurance operations' interest in Re Capital Corporation and a higher effective tax rate. This decline was partially offset by an improvement in underwriting results and investment income in 1995. The sales of the insurance companies mentioned above will not significantly affect the future profitability of the insurance operations and will enable the division to focus on growing its property and casualty businesses. Premiums increased seven percent in 1995, while total claims, benefits, and selling, administrative and general expenses increased one percent from 1994.
   The benefits in 1994 of a lower effective tax rate, higher equity income from Re Capital Corporation and improved underwriting results were offset by lower investment income compared to 1993. Insurance premiums increased seven percent in 1994, while total claims, benefits, and selling, administrative and general expenses increased six percent from 1993. Net income of the insurance operations totaled $29 million in 1993 including the cumulative effect of the changes in accounting standards.


HEALTH CARE OPERATIONS

John Deere Health Care, Inc., directly or through its health maintenance organizations and Deere & Company's insurance subsidiaries, provides administrative services and managed health care programs for commercial clients and Deere & Company.

   Condensed combined financial information of the health care operations in millions of dollars follows:

-------------------------------------------------------------------------------
                                                          OCTOBER 31
FINANCIAL POSITION                                  1995              1994
-------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . .      $   18            $   26
Marketable securities. . . . . . . . . . . .         146               124
Other assets . . . . . . . . . . . . . . . .          73                40
                                                  ------            ------
  Total assets . . . . . . . . . . . . . . .      $  237            $  190
                                                  ------            ------
                                                  ------            ------
Claims and reserves. . . . . . . . . . . . .      $   56            $   53
Unearned premiums. . . . . . . . . . . . . .          19                12
Other liabilities. . . . . . . . . . . . . .          76                56
Stockholder's equity . . . . . . . . . . . .          86                69
                                                  ------            ------
  Total liabilities and stockholder's equity      $  237            $  190
                                                  ------            ------
                                                  ------            ------

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                    YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                             1995        1994       1993
-------------------------------------------------------------------------------
Premiums and administrative services . . . .     $  306      $  303     $  220
Investment income. . . . . . . . . . . . . .         13          13          9
                                                 ------      ------     ------
   Total revenues. . . . . . . . . . . . . .        319         316        229
                                                 ------      ------     ------
Expenses:
   Claims and benefits . . . . . . . . . . .        220         232        167
   Selling, administrative and general . . .         74          60         45
                                                 ------      ------     ------
      Total. . . . . . . . . . . . . . . . .        294         292        212
                                                 ------      ------     ------
Income of consolidated group before
   income taxes and changes in accounting. .         25          24         17
Provision for income taxes . . . . . . . . .          9           8          6
                                                 ------      ------     ------
Income before changes in accounting. . . . .         16          16         11
Changes in accounting. . . . . . . . . . . .                                (1)
                                                 ------      ------     ------
Net income . . . . . . . . . . . . . . . . .     $   16      $   16     $   10
                                                 ------      ------     ------
                                                 ------      ------     ------
Managed care membership (thousands). . . . .        311         295        234

-------------------------------------------------------------------------------

   Health care revenues of $28 million in 1995, $21 million in 1994 and $21 million in 1993 related to administrative services provided to Deere & Company and its subsidiaries.
   Income of the health care operations totaled $16 million in 1995 and 1994, and $11 million in 1993 before the cumulative effect of adopting FASB Statements No. 106 and 112. Income in 1995 was affected by the development of new health care delivery systems. Although managed care membership grew by five percent during 1995, premium revenues increased one percent due to the shift from insured to self-insured accounts. Total claims, benefits, and selling, administrative and general expenses also increased one percent from 1994.
   The increase in 1994 income compared with 1993 resulted mainly from higher membership and increased investment income. Health care premiums increased 38 percent in 1994, while total claims, benefits, and selling, administrative and general expenses also increased 38 percent from 1993. Net income of the health care operations totaled $10 million in 1993 including the cumulative effect of the changes in accounting standards.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)
-------------------------------------------------------------------------------
The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS
The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external borrowing sources.

[Chart]


EQUIPMENT  OPERATIONS                             1993        1994       1995
(IN MILLIONS)
Cash Provided By Operations. . . . . . . . .     $  702      $  677     $  715
Purchases of Property and Equipment. . . . .     $  197      $  215     $  245



   Positive cash flows from operating activities in 1995 were primarily the result of the record level of net income. In addition, dividends of $93 million were received from the Financial Services subsidiaries. Partially offsetting these positive operating cash flows were increases in dealer receivables and contributions of $285 million to the pension fund. The aggregate amount of these operating cash flows of $715 million, along with proceeds from the reduction in receivables from the Financial Services subsidiaries of $135 million and an increase in borrowings of $25 million, were used primarily to fund purchases of property and equipment of $245 million and the payment of dividends to stockholders of $191 million. Cash and cash equivalents also increased $427 million.
   Over the last three years, operating activities have provided an aggregate of $2,094 million in cash, including dividends received from the Financial Services subsidiaries of $405 million. Proceeds from the issuance of common stock were $667 million during this three-year period. The aggregate amount of these cash flows was used mainly to fund a decrease in borrowings of $967 million, purchases of property and equipment of $657 million, stockholders' dividends of $515 million and the acquisition of Homelite for $120 million.
Cash and cash equivalents also increased $491 million.
   Net dealer accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Although dealer receivables increased by $320 million during 1995, the ratios of worldwide net dealer accounts and notes receivables at October 31 to fiscal year net sales were 37 percent in 1995 compared to 38 percent in 1994 and 43 percent in 1993. North American agricultural, industrial and lawn and grounds care equipment dealer receivables increased approximately $210 million, $30 million and $70 million, respectively. Total overseas dealer receivables were approximately $10 million higher than one year ago.

   The collection period for receivables from dealers averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was eight percent at October 31, 1995 compared with seven percent at October 31, 1994 and 11 percent at October 31, 1993.
   Company-owned inventories increased slightly in 1995 compared to 1994, while net sales increased 15 percent.
   Total interest-bearing debt of the Equipment Operations was $1,099 million at the end of 1995 compared with $1,073 million at the end of 1994 and $1,546 million at the end of 1993. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1995, 1994 and 1993 was 26.3 percent, 29.6 percent and 42.6 percent, respectively.

FINANCIAL SERVICES
The Financial Services credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit subsidiaries periodically sell substantial amounts of retail notes in the public market. The insurance and health care subsidiaries generate their funds through internal operations and have no external borrowings.
   Cash flows from the company's Financial Services operating activities were $218 million in 1995. Cash provided by financing activities totaled $837 million in 1995, representing an increase in total borrowings of $930 million, which was partially offset by $93 million of dividends paid to the Equipment Operations. The aggregate cash provided by operating and financing activities was used primarily to increase credit receivables and a $151 million increase in cash and cash equivalents. Cash used for investing activities totaled $903 million in 1995, primarily due to acquisitions of credit receivables exceeding collections by $1,737 million, which was partially offset by proceeds of $837 million received from the sale of receivables. Within the Financial Services operations, the positive cash flows from insurance and health care operations were primarily invested in marketable securities.
   Over the past three years, the Financial Services operating activities have provided $705 million in cash, the sale of receivables $2,579 million and total borrowings $1,145 million. These amounts have been used mainly to fund credit receivable acquisitions which exceeded collections by $3,682 million, $405 million of dividends to the Equipment Operations and an excess of $160 million in marketable security purchases over maturities and sales. Cash and cash equivalents also increased $116 million.
   Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. The $297 million decrease in 1995 compared with 1994 resulted primarily from the sale of the John Deere Life Insurance Company including its marketable securities.
   Credit receivables increased by $841 million in 1995 compared with 1994. The discussion of "Credit Operations" on pages 27 through 28, and pages 37 through 38 of the notes to the consolidated financial statements provides detailed information on these receivables.

   Total interest-bearing debt of the credit subsidiaries was $4,217 million at the end of 1995 compared with $3,618 million at the end of 1994 and $2,603 million at the end of 1993. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.1 to 1 at the end of 1995 compared with 5.3 to 1 at the end of 1994 and 3.8 to 1 at the end of 1993.
   During 1995, the John Deere Capital Corporation issued $150 million of floating rate notes due in 1998 and retired $150 million of 5% debentures, $150 million of 11-5/8% debentures and $100 million of 6% debentures all due in 1995. During the same period, the Capital Corporation also issued $625 million and retired $226 million of medium-term notes.

CONSOLIDATED
The company maintains unsecured lines of credit with various banks in North America and overseas. The discussion of "Short-Term Borrowings" on page 39 provides further information on these lines of credit.
   During 1995, the total increase in cash and cash equivalents on a consolidated basis was $118 million. This represents $427 million provided by the Equipment Operations and $151 million provided by Financial Services, reduced by $460 million of Equipment Operations' cash deposited with the Financial Services operations.
   The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to hedge these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. In common with other large credit companies, the company's credit subsidiaries actively manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these subsidiaries enter into interest rate swap and interest rate cap agreements to hedge their interest rate exposure in amounts corresponding to a portion of their borrowings. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. Additional detailed information is included in the "Financial Instruments" note on pages 42 and 43.
   Stockholders' equity was $3,085 million at October 31, 1995 compared with $2,558 million and $2,085 million at October 31, 1994 and 1993, respectively. The increase in 1995 was caused primarily by net income of $706 million, an increase in common stock of $237 million including a one-time stock-split adjustment of $175 million, and a $6 million change in the cumulative translation adjustment, partially offset by cash dividends declared of $195 million, a $175 million adjustment to retained earnings for the stock split and an increase of $52 million in the minimum pension liability adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.
   The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Unconsolidated affiliates at October 31, 1995 consisted primarily of equipment affiliates in Brazil, Mexico and the United States. Consolidated retained earnings at October 31, 1995 include undistributed earnings of the unconsolidated affiliates of $65 million. Dividends from unconsolidated affiliates were $2 million in 1995, 1994 and 1993.
   The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:
EQUIPMENT OPERATIONS -- These data include the company's agricultural equipment, industrial equipment and lawn and grounds care equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report. FINANCIAL SERVICES -- These data include the company's credit, insurance and health care operations.
CONSOLIDATED -- These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the company" refer to the entire enterprise.
   Sales of equipment and service parts are generally recorded by the company when they are shipped to independent dealers. Provisions for sales incentives and product warranty costs are recognized at the time of sale or at the inception of the incentive programs.
   Retail notes receivable include unearned finance income in the face amount of the notes, which is amortized into income over the lives of the notes on the effective-yield basis. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Financing leases receivable include unearned lease income, which is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment, and is recognized as revenue over the lease terms on the effective-yield basis. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Assets on operating leases are recorded at cost and depreciated on a straight-line method over the terms of the leases. Interest charged to revolving charge account customers and on wholesale receivables is based on the balances outstanding. Other receivables from limited-purpose business trusts are recorded at net present value and relate to deposits made pursuant to recourse provisions and other payments to be received under asset backed securities sales agreements. The receivables are amortized to their value at maturity using the interest method. Securitization and servicing fee income includes both the amortization of the above receivables and reimbursed administrative expenses received from the trusts.

   Insurance and health care premiums are generally recognized as earned over the terms of the related policies. Insurance and health care claims and reserves include liabilities for unpaid claims and future policy benefits. Policy acquisition costs, such as commissions, premium taxes and certain other underwriting expenses, are deferred and amortized over the terms of the related policies. The liability for unpaid claims and claims adjustment expenses is based on estimated costs of settling the claims using past experience adjusted for current trends. The receivable for amounts recoverable from reinsurers is estimated based on the corresponding claim liability associated with the reinsured policies.
   On November 15, 1995, a special meeting of stockholders was held authorizing a three-for-one stock split effective November 17, 1995. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the three-for-one stock split. Additional information is presented in the "Capital Stock" note on page 41.
   In 1995, the company's insurance subsidiaries agreed to sell their 3.1 million shares (43.8 percent) of Re Capital Corporation to Zurich Reinsurance Centre Holdings, Inc. for $57 million. In 1995, the insurance subsidiaries also agreed to sell their wholly-owned subsidiary, John Deere Life Insurance Company, to Life Reassurance Corporation of America for $33 million. These sales did not have a significant effect on the company's consolidated financial position or net income for 1995.
   In 1995, the company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement had an immaterial effect on stockholders' equity and no impact on the consolidated income statement. Additional information is presented in the "Marketable Securities" note on pages 36 and 37. In 1995, the company also adopted FASB Statement No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. Additional information is presented in the "Financial Instruments" note on pages 42 and 43.
   In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which the company must adopt by fiscal year 1997. This Statement defines a new "fair value" method of accounting for stock-based compensation expense, and requires certain additional disclosures for these plans. The Statement also allows the retention of the previous "intrinsic value" method of accounting for expense recognition under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The company intends to retain the intrinsic value method and, therefore, the new standard will have no effect on the company's net income or financial position.
   In 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The company elected to recognize the pretax transition obligation of $1,712 million ($1,095 million or $4.72 per share net of deferred income taxes) as a one-time charge to earnings in 1993. In 1993, the company also adopted FASB Statement No. 112, Employers' Accounting for Postemployment Benefits. The cumulative pretax charge resulting from this change in accounting totaled $16 million ($10 million or $.04 per share net of deferred income taxes).
   Certain amounts for prior years have been reclassified to conform with 1995 financial statement presentations.

-------------------------------------------------------------------------------
INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE
YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------
In prior years, the company's business segment disclosures combined the insurance and health care operations. As a result of the development and expansion of the health care operations, insurance and health care have been divided into separate segments with prior periods reclassified to conform to the current presentation. The company's operations are now categorized into six business segments described as follows.
   The company's worldwide agricultural equipment segment manufactures and distributes a full range of equipment used in commercial farming - including tractors; tillage, soil preparation, planting and harvesting machinery; sprayers; crop handling equipment and precision farming devices.
   The company's worldwide industrial equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; scrapers; motor graders; excavators; and log skidders. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.
   The company's worldwide lawn and grounds care equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden and utility purposes; riding and walk-behind mowers; golf course equipment; utility transport vehicles; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; and other outdoor power products.
   The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets.
   The company's credit segment, which operates in the United States and Canada, primarily finances and services: retail notes related to sales by John Deere dealers of new and used equipment; retail notes related to sales by non-Deere dealers of recreational vehicle and marine products; leases of John Deere equipment to retail customers; unsecured revolving charge accounts acquired from merchants; and wholesale notes from certain dealers of the foregoing equipment.
   The company's insurance segment issues policies in the United States and Canada primarily for: general and specialized lines of property and casualty insurance to the general public, group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of the company.
   The company's health care segment provides health management programs and related administrative services in the United States to corporate customers as well as employees of the company.
   Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine industry segment and geographic area data. Intersegment sales and revenues represent sales of components, insurance premiums, health care administrative services and finance charges. Interarea sales represent sales of complete machines, service parts and components to units in other geographic areas. Intersegment sales and revenues and interarea sales are generally priced at market prices. Overseas operations are defined to include all activities of divisions, subsidiaries and affiliated companies conducted outside the United States and Canada.
   Information relating to operations by industry segment in millions of dollars follows. Comments relating to these data are included in Management's Discussion and Analysis. In addition to the following segment unaffiliated sales and revenues, intersegment sales and revenues in 1995, 1994, and 1993 were as follows: agricultural equipment net sales of $117 million, $119 million and $123 million; industrial equipment net sales of $91 million, $104 million and $85 million; credit revenues of $1 million, $1 million and $1 million; insurance revenues of $20 million, $19 million and $26 million; and health care revenues of $28 million, $21 million and $21 million, respectively.


--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                       1995      1994      1993
--------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
  Agricultural equipment net sales . . . . . . . .   $ 5,277   $ 4,718   $ 4,078
  Industrial equipment net sales . . . . . . . . .     1,875     1,640     1,348
  Lawn and grounds care equipment
    net sales. . . . . . . . . . . . . . . . . . .     1,678     1,305     1,053
  Credit revenues. . . . . . . . . . . . . . . . .       611       515       523
  Insurance revenues . . . . . . . . . . . . . . .       433       408       386
  Health care revenues . . . . . . . . . . . . . .       291       295       208
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .    10,165     8,881     7,596
Other revenues . . . . . . . . . . . . . . . . . .       126        96       100
                                                     -------   -------   -------
CONSOLIDATED NET SALES AND REVENUES. . . . . . . .   $10,291   $ 8,977   $ 7,696
                                                     -------   -------   -------
                                                     -------   -------   -------

OPERATING PROFIT
Agricultural equipment . . . . . . . . . . . . . .   $   643   $   553    $  123*
Industrial equipment . . . . . . . . . . . . . . .       198       132        20
Lawn and grounds care equipment. . . . . . . . . .       165       162        99
Credit** . . . . . . . . . . . . . . . . . . . . .       189       178       190
Insurance**. . . . . . . . . . . . . . . . . . . .        47        36        40
Health care**. . . . . . . . . . . . . . . . . . .        25        24        17
                                                     -------   -------   -------
  Total operating profit . . . . . . . . . . . . .     1,267     1,085       489*
                                                     -------   -------   -------

OTHER INCOME AND (EXPENSE)
Interest income-net. . . . . . . . . . . . . . . .         4         1         1
Interest expense-net . . . . . . . . . . . . . . .      (124)     (114)     (177)
Foreign exchange loss. . . . . . . . . . . . . . .        (9)       (3)       (4)
Corporate expenses-net . . . . . . . . . . . . . .       (34)      (33)      (28)
Income taxes . . . . . . . . . . . . . . . . . . .      (398)     (332)      (97)
                                                     -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . . . . .      (561)     (481)     (305)
                                                     -------   -------   -------
Income before changes in accounting. . . . . . . .       706       604       184*
Changes in accounting. . . . . . . . . . . . . . .                        (1,105)
                                                     -------   -------   -------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .   $   706   $   604   $  (921)*
                                                     -------   -------   -------
                                                     -------   -------   -------

* In 1993, the operating profit of the agricultural equipment business segment includes restructuring costs of $107 million.
** Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segments include investment income.
--------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
Agricultural equipment . . . . . . . . . . .    $ 3,661   $ 3,424   $ 3,233
Industrial equipment . . . . . . . . . . . .      1,218     1,168     1,129
Lawn and grounds care equipment. . . . . . .      1,141       989       767
Credit . . . . . . . . . . . . . . . . . . .      5,796     4,774     4,158
Insurance. . . . . . . . . . . . . . . . . .      1,127     1,480     1,312
Health care. . . . . . . . . . . . . . . . .        237       191       140
Corporate. . . . . . . . . . . . . . . . . .        667       755       728
                                                -------   -------   -------
  Total. . . . . . . . . . . . . . . . . . .    $13,847   $12,781   $11,467
                                                -------   -------   -------
                                                -------   -------   -------

--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                       1995      1994      1993
--------------------------------------------------------------------------------
CAPITAL ADDITIONS
Agricultural equipment . . . . . . . . . . . . . .      $150      $148      $134
Industrial equipment . . . . . . . . . . . . . . .        47        43        43
Lawn and grounds care equipment. . . . . . . . . .        48        27        20
Credit . . . . . . . . . . . . . . . . . . . . . .         2         3         1
Insurance. . . . . . . . . . . . . . . . . . . . .         2         2         2
Health care. . . . . . . . . . . . . . . . . . . .        14         8         5
                                                        ----      ----      ----
  Total. . . . . . . . . . . . . . . . . . . . . .      $263      $231      $205
                                                        ----      ----      ----
                                                        ----      ----      ----
--------------------------------------------------------------------------------
DEPRECIATION EXPENSE
Agricultural equipment . . . . . . . . . . . . . .      $168      $159      $156
Industrial equipment . . . . . . . . . . . . . . .        38        37        39
Lawn and grounds care equipment. . . . . . . . . .        36        29        26
Credit . . . . . . . . . . . . . . . . . . . . . .         2         2         2
Insurance. . . . . . . . . . . . . . . . . . . . .         2         1         1
Health care. . . . . . . . . . . . . . . . . . . .         3         2         1
Corporate. . . . . . . . . . . . . . . . . . . . .         1         1         1
                                                        ----      ----      ----
  Total. . . . . . . . . . . . . . . . . . . . . .      $250      $231      $226
                                                        ----      ----      ----
                                                        ----      ----      ----

   The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. The percentages shown in the captions for net sales and revenues, operating profit (loss) and identifiable assets indicate the approximate proportion of each amount that relates to either the United States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1995, 1994 and 1993. In addition to the following geographic unaffiliated sales, interarea sales in 1995, 1994 and 1993 were as follows: Unites States and Canada equipment net sales of $763 million, $640 million and $558 million, and overseas net sales of $395 million, $360 million and $322 million, respectively.

--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                        1995      1994      1993
--------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
  United States and Canada:
    Equipment net sales (90%). . . . . . . . . . .   $ 6,648   $ 5,860   $ 4,934
    Financial Services revenues (95%). . . . . . .     1,335     1,218     1,117
                                                     -------   -------   -------
      Total. . . . . . . . . . . . . . . . . . . .     7,983     7,078     6,051
  Overseas net sales (73%) . . . . . . . . . . . .     2,182     1,803     1,545
                                                     -------   -------   -------
      Total. . . . . . . . . . . . . . . . . . . .    10,165     8,881     7,596
Other revenues . . . . . . . . . . . . . . . . . .       126        96       100
                                                     -------   -------   -------
CONSOLIDATED NET SALES AND REVENUES. . . . . . . .   $10,291   $ 8,977   $ 7,696
                                                     -------   -------   -------
                                                     -------   -------   -------
--------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
United States and Canada:
  Equipment operations (93%) . . . . . . . . . . .   $   839   $   764   $   372
  Financial Services (93%) . . . . . . . . . . . .       261       238       247
                                                     -------   -------   -------
      Total. . . . . . . . . . . . . . . . . . . .     1,100     1,002       619
Overseas equipment operations (62%). . . . . . . .       167        83      (130)*
                                                     -------   -------   -------
    Total operating profit . . . . . . . . . . . .   $ 1,267   $ 1,085   $   489*
                                                     -------   -------   -------
                                                     -------   -------   -------

* In 1993, the operating loss of the overseas equipment operations includes restructuring costs of $107 million.
--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                        1995      1994      1993
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States and Canada:
  Equipment operations (92%) . . . . . . . . . . .   $ 4,607   $ 4,265   $ 3,951
  Financial Services (92%) . . . . . . . . . . . .     7,160     6,445     5,610
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .    11,767    10,710     9,561
Overseas equipment operations (76%). . . . . . . .     1,413     1,316     1,178
Corporate. . . . . . . . . . . . . . . . . . . . .       667       755       728
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .   $13,847   $12,781   $11,467
                                                     -------   -------   -------
                                                     -------   -------   -------
--------------------------------------------------------------------------------
CAPITAL ADDITIONS
United States and Canada:
  Equipment operations . . . . . . . . . . . . . .   $   197   $   190   $   162
  Financial Services . . . . . . . . . . . . . . .        18        13         8
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .       215       203       170
Overseas equipment operations. . . . . . . . . . .        48        28        35
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .   $   263   $   231   $   205
                                                     -------   -------   -------
                                                     -------   -------   -------
--------------------------------------------------------------------------------
DEPRECIATION EXPENSE
United States and Canada:
  Equipment operations . . . . . . . . . . . . . .    $  177   $   166   $   159
  Financial Services . . . . . . . . . . . . . . .         7         5         4
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .       184       171       163
Overseas equipment operations. . . . . . . . . . .        65        59        62
Corporate. . . . . . . . . . . . . . . . . . . . .         1         1         1
                                                     -------   -------   -------
    Total. . . . . . . . . . . . . . . . . . . . .   $   250   $   231   $   226
                                                     -------   -------   -------
                                                     -------   -------   -------
--------------------------------------------------------------------------------
NUMBER OF EMPLOYEES
United States and Canada:
  Equipment operations . . . . . . . . . . . . . .    23,600    24,200    22,700
  Financial Services . . . . . . . . . . . . . . .     2,400     2,400     2,300
                                                     -------   -------   -------

    Total. . . . . . . . . . . . . . . . . . . . .    26,000    26,600    25,000
Overseas equipment operations. . . . . . . . . . .     7,400     7,700     8,100
                                                     -------   -------   -------
Total. . . . . . . . . . . . . . . . . . . . . . .    33,400    34,300    33,100
                                                     -------   -------   -------
                                                     -------   -------   -------

--------------------------------------------------------------------------------
   Total exports from the United States were $1,314 million in 1995, $1,144 million in 1994 and $961 million in 1993. Exports from the Europe, Africa and Middle East division were $510 million in 1995, $495 million in 1994 and $423 million in 1993. Most of these exports were to the United States and Canada.


REINSURANCE
--------------------------------------------------------------------------------
The company's insurance subsidiaries utilize reinsurance to limit their losses and reduce their exposure to large claims. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiaries are not relieved of their primary obligations to the policyholders. The financial condition of the reinsurers is evaluated to minimize any exposure to losses from insolvencies.

   Insurance and health care premiums earned consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                        1995     1994
--------------------------------------------------------------------------------
Premiums earned:
  Direct from policyholders. . . . . . . . . . . .      $686     $678
  Reinsurance assumed. . . . . . . . . . . . . . .        44       47
  Reinsurance ceded. . . . . . . . . . . . . . . .       (55)     (68)
                                                        ----     ----
    Financial Services premiums. . . . . . . . . .       675      657
Intercompany premiums. . . . . . . . . . . . . . .       (47)     (48)
                                                        ----     ----
CONSOLIDATED PREMIUMS. . . . . . . . . . . . . . .      $628     $609
                                                        ----     ----
                                                        ----     ----

--------------------------------------------------------------------------------
   The difference between premiums earned and written is not material. Reinsurance recoveries on ceded reinsurance contracts during 1995 and 1994 totaled $36 million and $80 million, respectively, and are deducted from "Insurance and Health Care Claims and Benefits" expense. At October 31, 1995 and 1994, reinsurance receivables of $81 million and $75 million and prepaid insurance premiums of $18 million and $15 million, respectively, were associated with a single reinsurer.


RESTRUCTURING COSTS
--------------------------------------------------------------------------------
During the second quarter of 1993, the company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $.34 Per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions. As of October 31, 1995, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 80 percent complete. The remaining accrual is expected to be utilized in 1996.


PENSION BENEFITS
--------------------------------------------------------------------------------
The company has several pension plans covering substantially all of its United States employees and employees in certain foreign countries. The United States plans and significant foreign plans in Canada, Germany and France are defined benefit plans in which the benefits are based primarily on years of service and employee compensation near retirement. It is the company's policy to fund its United States plans according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. In Canada, the company's funding is in accordance with local laws and income tax regulations, while the pension plans in Germany and France are unfunded. Plan assets in the United States and Canada consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension cost for United States plans is based on the 1983 Group Annuity Mortality Table.
   The expense of all pension plans was $120 million in 1995, $130 million in 1994 and $151 million in 1993. In 1995, pension expense decreased $25 million from utilization of a higher discount rate and $21 million from the total increased funding and investment experience, which were partially offset by $17 million of lump sum payments, $11 million from other actuarial experience and $8 million from a change in the retirement assumption. In 1994, pension expense decreased by $46 million from the total increased funding and investment experience and $26 million from a change in assumed rates of compensation increases, which were partially offset by $35 million from the utilization of a lower discount rate and $16 million from other actuarial experience.
   The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:

--------------------------------------------------------------------------------
                                                   1995      1994      1993
--------------------------------------------------------------------------------
Service cost . . . . . . . . . . . . . . . . .    $  73     $  79     $  74
Interest cost. . . . . . . . . . . . . . . . .      308       286       283
Return on assets:
  Actual gain. . . . . . . . . . . . . . . . .     (659)      (86)     (590)
  Deferred gain (loss) . . . . . . . . . . . .      322      (218)      324
Net amortization . . . . . . . . . . . . . . .       49        43        32
                                                  -----     -----     -----
NET COST . . . . . . . . . . . . . . . . . . .    $  93     $ 104     $ 123
                                                  -----     -----     -----
                                                  -----     -----     -----
Discount rates for obligations . . . . . . . .      7.5%      8.0%     7.25%
Discount rates for expenses. . . . . . . . . .      8.0%     7.25%      8.0%
Assumed rates of compensation increases. . . .      5.0%      5.0%      5.0%
Expected long-term rate of return. . . . . . .      9.7%      9.7%      9.7%

--------------------------------------------------------------------------------

   A reconciliation of the funded status of the United States plans at
October 31 in millions of dollars follows:
--------------------------------------------------------------------------------

                                                  1995                      1994
                                        ------------------------- -------------------------
                                           Assets     Accumulated    Assets     Accumulated
                                           Exceed      Benefits      Exceed      Benefits
                                         Accumulated    Exceed     Accumulated    Exceed
                                          Benefits      Assets      Benefits      Assets
-------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . .  $ (1,641)    $ (1,938)    $ (1,522)    $ (1,693)
  Nonvested benefit obligation . . . . .      (102)        (356)         (73)        (270)
                                          --------     --------     --------      -------
  Accumulated benefit obligation . . . .    (1,743)      (2,294)      (1,595)      (1,963)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . .      (386)         (21)        (340)         (20)
                                          --------     --------     --------      -------

Projected benefit obligation . . . . . .    (2,129)      (2,315)      (1,935)      (1,983)
Plan assets at fair value. . . . . . . .     2,025        2,142        1,756        1,767
                                          --------     --------     --------      -------

Projected benefit obligation
  in excess of plan assets . . . . . . .      (104)        (173)        (179)        (216)
Unrecognized net loss. . . . . . . . . .         5          498           35          415
Prior service cost not yet
  recognized in net periodic
  pension cost . . . . . . . . . . . . .         4          172            9          154
Remaining unrecognized
  transition net asset
  from November 1, 1985  . . . . . . . .       (63)          (7)         (73)         (10)
Adjustment required to
  recognize minimum liability  . . . . .                   (648)                     (545)
                                          --------     --------     --------      -------
PENSION LIABILITY RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . .  $   (158)    $   (158)    $   (208)    $   (202)
                                          --------     --------     --------      -------
                                          --------     --------     --------      -------

   The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:

--------------------------------------------------------------------------------
                                                1995        1994        1993
--------------------------------------------------------------------------------
Service cost . . . . . . . . . . . . . . .      $  9        $  9        $ 10
Interest cost. . . . . . . . . . . . . . .        27          23          23
Return on assets:. . . . . . . . . . . . .
  Actual gain. . . . . . . . . . . . . . .       (14)        (14)        (18)
  Deferred gain  . . . . . . . . . . . . .         3           6           9
Net amortization . . . . . . . . . . . . .         2           2           4
                                                ----        ----        ----
NET COST . . . . . . . . . . . . . . . . .      $ 27        $ 26        $ 28
                                                ----        ----        ----
                                                ----        ----        ----
Discount rates for obligations . . . . . .    7.0-8.3%    7.0-8.3%    6.8-7.0%
Discount rates for expenses. . . . . . . .    7.0-8.3%    6.8-7.0%    7.0-7.5%
Assumed rates of compensation increases. .    4.0-7.0%    4.0-7.0%    4.0-7.0%
Expected long-term rates of return . . . .        8.3%    6.8-7.0%    7.0-7.5%

--------------------------------------------------------------------------------
   A reconciliation of the funded status of the foreign plans at october 31 in millions of dollars follows:
--------------------------------------------------------------------------------

                                                  1995                      1994
                                        ------------------------- -------------------------
                                           Assets     Accumulated    Assets     Accumulated
                                           Exceed      Benefits      Exceed      Benefits
                                         Accumulated    Exceed     Accumulated    Exceed
                                          Benefits      Assets      Benefits      Assets
-------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . .    $ (79)       $(264)       $ (68)      $(237)
  Nonvested benefit obligation . . . . .                    (4)                      (4)
                                            -----        -----        -----       -----
  Accumulated benefit obligation . . . .      (79)        (268)         (68)       (241)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . .      (12)         (44)         (11)        (41)
                                            -----        -----        -----       -----
Projected benefit obligation . . . . . .      (91)        (312)         (79)       (282)
Plan assets at fair value. . . . . . . .      139                       131
                                            -----        -----        -----       -----
Projected benefit obligation
  (in excess of) or
  less than plan assets. . . . . . . . .       48         (312)          52        (282)
Unrecognized net gain. . . . . . . . . .      (10)         (10)         (16)         (4)
Prior service cost not yet recognized
  in net periodic pension cost . . . . .        1                         1
Remaining unrecognized
  transition net (asset) obligation
  from November 1, 1987. . . . . . . . .      (13)          29          (16)         33
                                            -----        -----        -----       -----

PREPAID PENSION ASSET
  (PENSION LIABILITY) RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . .    $  26        $(293)       $  21       $(253)
                                            -----        -----        -----       -----
                                            -----        -----        -----       -----

--------------------------------------------------------------------------------


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
--------------------------------------------------------------------------------
The company generally provides defined benefit health care and life insurance plans for retired employees in the United States and Canada. Provisions of the benefit plans for hourly employees are, in large part, subject to collective bargaining. The plans for salaried employees include certain cost-sharing provisions. It is the company's policy to fund a portion of its obligations for the United States postretirement health care benefit plans under provisions of Internal Revenue Code Section 401(h). Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities.
   The components of net periodic postretirement benefits cost and the significant assumptions for the United States and Canadian plans consisted of the following in millions of dollars and in percents:

--------------------------------------------------------------------------------
                                             1995     1994     1993
--------------------------------------------------------------------------------
HEALTH CARE
Service cost . . . . . . . . . . . . . .     $ 55     $ 54     $ 28
Interest cost. . . . . . . . . . . . . .      122      117      120
Return on assets:
  Actual gain. . . . . . . . . . . . . .      (30)      (4)     (21)
  Deferred gain (loss) . . . . . . . . .       15      (10)      11
Net amortization . . . . . . . . . . . .      (40)     (44)     (12)
                                             ----     ----     ----
  Net cost . . . . . . . . . . . . . . .      122      113      126
                                             ----     ----     ----
LIFE INSURANCE
Service cost . . . . . . . . . . . . . .        3        3        3
Interest cost. . . . . . . . . . . . . .       16       15       13
                                             ----     ----     ----
  Net cost . . . . . . . . . . . . . . .       19       18       16
                                             ----     ----     ----
TOTAL NET COST . . . . . . . . . . . . .     $141     $131     $142
                                             ----     ----     ----
                                             ----     ----     ----
Discount rates for obligations . . . . .     7.75%    8.25%     7.5%
Discount rates for expense . . . . . . .     8.25%     7.5%    8.25%
Expected long-term rate of return. . . .      9.7%     9.7%     9.7%

--------------------------------------------------------------------------------
   A reconciliation of the funded status of the united states and canadian plans in millions of dollars follows:

--------------------------------------------------------------------------------
                                                 1995                1994
                                          ------------------- ------------------
                                          Health     Life      Health    Life
                                           Care    Insurance    Care   Insurance
--------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATIONS
  Retirees . . . . . . . . . . . . . . . .$(1,167)   $ (139)  $(1,120)   $ (112)
  Fully eligible active plan participants.   (225)      (29)     (167)      (24)
  Other active plan participants . . . . .   (369)      (55)     (302)      (46)
                                          -------    ------   -------    ------
  Total. . . . . . . . . . . . . . . . . . (1,761)     (223)   (1,589)     (182)
Plan assets at fair value. . . . . . . . .    192                 153
                                          -------    ------   -------    ------
Accumulated postretirement benefit
  obligation in excess of plan assets. . . (1,569)     (223)   (1,436)     (182)
Unrecognized net loss. . . . . . . . . . .    143        32       106
Prior service credit not yet recognized
  in net periodic postretirement
  benefits costs . . . . . . . . . . . . .    (91)               (175)
                                          -------    ------   -------    ------
POSTRETIREMENT BENEFIT LIABILITY
  RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . . .$(1,517)   $ (191)  $(1,505)   $ (182)
                                          -------    ------   -------    ------
                                          -------    ------   -------    ------

--------------------------------------------------------------------------------
   The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) used to determine 1995 cost was assumed to be 9.1 Percent for 1996 decreasing gradually to 4.5 Percent by the year 2001. The rate used to determine 1994 cost was assumed to be 8.2 Percent for 1995 decreasing gradually to 4.5 Percent by the year 2001. The rate used to determine 1993 cost was assumed to be 1.3 Percent for 1994 increasing to 9.0 Percent in 1995 and decreasing gradually to 4.3 Percent by the year 2001. The 1994 rate used in 1993 was lower than normal due to the effects of plan changes. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of october 31, 1995 by $187 million and the aggregate of the service and interest cost components of net periodic postretirement benefits cost for the year then ended by $23 million.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------
The provision (credit) for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:


-----------------------------------------------------------------------------
                                                  1995       1994      1993
-----------------------------------------------------------------------------
Current:
   United States:
     Federal . . . . . . . . . . . . . . . . . .  $253       $244     $ 82
     State . . . . . . . . . . . . . . . . . . .    17         12        4
   Foreign . . . . . . . . . . . . . . . . . . .    55         50       40
                                                  ----       ----     ----
     Total Current . . . . . . . . . . . . . . .   325        306      126
                                                  ----       ----     ----
Deferred:
   United States:
     Federal . . . . . . . . . . . . . . . . . .    70         21      (24)
     State . . . . . . . . . . . . . . . . . . .     4          2       (2)
   Foreign . . . . . . . . . . . . . . . . . . .    (1)         3       (3)
                                                  ----       ----     ----
      Total Deferred . . . . . . . . . . . . . .    73         26      (29)
                                                  ----       ----     ----
CONSOLIDATED PROVISION FOR INCOME TAXES. . . . .  $398       $332      $97
                                                  ----       ----     ----
                                                  ----       ----     ----
-----------------------------------------------------------------------------


   Based upon location of the company's operations, the consolidated income
(loss) before income taxes in the United States in 1995, 1994 and 1993 was $881 million, $781 million and $353 million, respectively, and in foreign countries was $212 million, $140 million and $(80) million, respectively. Certain overseas operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income (loss) by location and the preceding analysis of the income tax provision (credit) by taxing jurisdiction are, therefore, not directly related.
   The Omnibus Budget Reconciliation Act of 1993 was signed into law during 1993. In accordance with FASB Statement No. 109, Accounting for Income Taxes, the United States deferred income tax assets and liabilities as of the enactment date were revalued during 1993 using the new tax rate of 35 percent. This resulted in a credit of $17 million or $.07 Per share to the provision for income taxes.

   A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:


--------------------------------------------------------------------------------
                                                         1995     1994     1993
--------------------------------------------------------------------------------
UNITED STATES FEDERAL INCOME TAX PROVISION
AT A STATUTORY RATE OF 35 PERCENT IN 1995 AND
1994, AND 34.83 PERCENT IN 1993. . . . . . . . . . . . . $382     $322      $95
INCREASE (DECREASE) RESULTING FROM:
State and local income taxes, net of
   federal income tax benefit. . . . . . . . . . . . . .   14        8       1
Taxes on foreign income which differ from
   the united states statutory rate. . . . . . . . . . .   11        7       25
Effect of statutory tax rate change on deferred taxes  .                    (17)
realization of benefits of tax loss
   and tax credit carryforwards. . . . . . . . . . . . .   (1)      (4)      (4)
Tax Exempt Income. . . . . . . . . . . . . . . . . . . .   (5)      (5)      (6)
Other Adjustments - Net. . . . . . . . . . . . . . . . .   (3)       4        3
                                                         ----     ----     ----
CONSOLIDATED PROVISION FOR INCOME TAXES. . . . . . . . . $398     $332     $ 97
                                                         ----     ----     ----
                                                         ----     ----     ----
--------------------------------------------------------------------------------

   Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:



                                                                     1995                     1994
                                                             --------------------    ----------------------
                                                             Deferred  Deferred      Deferred    Deferred
                                                               Tax       Tax           Tax         Tax
                                                              Assets  Liabilities     Assets    Liabilities
-----------------------------------------------------------------------------------------------------------
Deferred installment sales income. . . . . . . .                       $ 321                       $ 265
Tax over book depreciation . . . . . . . . . . .                         105                          98
Accrual for retirement and
  postemployment benefits. . . . . . . . . . . .             $499                    $ 581
Minimum pension liability
  adjustment . . . . . . . . . . . . . . . . . .              192                      142
Accrual for sales allowances . . . . . . . . . .              186                      144
Accrual for vacation pay . . . . . . . . . . . .               41                       39
Allowances for doubtful receivables. . . . . . .               43                       39
Accrual for restructuring costs. . . . . . . . .               25                       28
Tax loss and tax credit carryforwards. . . . . .               29                       24
Claims and benefits reserves . . . . . . . . . .               21                       23
Unearned premiums. . . . . . . . . . . . . . . .                9                       11
Other items. . . . . . . . . . . . . . . . . . .               80         46            62            36
Less valuation allowance . . . . . . . . . . . .              (29)                     (28)
                                                           ------       ----        ------          -----

CONSOLIDATED DEFERRED
  INCOME TAX ASSETS
  AND LIABILITIES. . . . . . . . . . . . . . . .           $1,096      $ 472       $ 1,065          $399
                                                           ------      -----       -------          ----
                                                           ------      -----       -------          ----
---------------------------------------------------------------------------------------------------------

     At October 31, 1995, accumulated earnings in certain overseas subsidiaries and affiliates totaled $530 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.
     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.
     At October 31, 1995, certain foreign tax loss and tax credit carryforwards were available. The expiration dates and amounts in millions of dollars are as follows: 1996 - $2, 1997 - $5, 1998 - $9, 1999 - $7, 2000 - $4 and unlimited -
$2.


MARKETABLE SECURITIES
-----------------------------------------------------------------
Marketable securities are held by the insurance and health care subsidiaries. The company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of 1995. Held-to-maturity debt securities are carried at amortized cost. Available-for-sale debt securities and equity securities are carried at fair value with unrealized gains and losses shown as a separate component of stockholders' equity. Previously, the company valued all its debt securities on an amortized cost basis and its equity securities on a cost basis. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

   The amortized cost and fair value of marketable securities in millions of dollars follow:

-------------------------------------------------------------------------------------------------------------
                                                         Amortized      Gross         Gross
                                                           Cost      Unrealized     Unrealized       Fair
                                                          or Cost       Gains         Losses        Value
------------------------------------------------------------------------------------------------------------
OCTOBER 31, 1995
Held-to-Maturity:
   U.S. Government and agencies. . . . . . . . .            $  79      $   5                       $  84
   States and municipalities . . . . . . . . . .              170         11         $   1           180
   Corporate . . . . . . . . . . . . . . . . . .              126          7                         133
   Mortgage-backed securities. . . . . . . . . .              124          6             1           129
                                                            -----      -----         -----         -----
      Total. . . . . . . . . . . . . . . . . . .              499         29             2           526
                                                            -----      -----         -----         -----
Available-for-Sale:
   Equity securities . . . . . . . . . . . . . .                6                                      6
   U.S. government and agencies. . . . . . . . .              111          2             1           112
   States and municipalities . . . . . . . . . .               24          1                          25
   Corporate . . . . . . . . . . . . . . . . . .              151          3             1           153
   Mortgage-backed securities. . . . . . . . . .               30          1                          31
   Other . . . . . . . . . . . . . . . . . . . .                4                                      4
                                                            -----      -----         -----         -----
   Total . . . . . . . . . . . . . . . . . . . .              326          7             2           331
                                                            -----      -----         -----         -----
MARKETABLE SECURITIES. . . . . . . . . . . . . .            $ 825      $  36         $   4         $ 857
                                                            -----      -----         -----         -----
                                                            -----      -----         -----         -----
OCTOBER 31, 1994
   Equity securities . . . . . . . . . . . . . .              $34         $5            $1           $38
   U.S. government and agencies. . . . . . . . .              216          4            11           209
   States and municipalities . . . . . . . . . .              214          9             5           218
   Corporate . . . . . . . . . . . . . . . . . .              416          8            20           404
   Mortgage-backed securities. . . . . . . . . .              236          3            20           219
   Other . . . . . . . . . . . . . . . . . . . .               10                                     10
                                                            -----      -----         -----         -----
MARKETABLE SECURITIES. . . . . . . . . . . . . .           $1,126      $  29         $  57        $1,098
                                                            -----      -----         -----         -----
                                                            -----      -----         -----         -----
-------------------------------------------------------------------------------------------------------------


   The contractual maturities of debt securities at October 31, 1995 in millions of dollars follow:



                                              Held-to-Maturity              Available-for-Sale
                                              ----------------              -------------------
                                             Amortized          Fair        Amortized      Fair
                                               Cost            Value          Cost        Value
----------------------------------------------------------------------------------------------------
Due in one year or less. . . . . . . .         $  7            $  7        $  28          $  28
Due after one through five years . . .          107             109          184            185
Due after five through 10 years. . . .          107             114           50             52
Due after 10 years . . . . . . . . . .          278             296           54             56
                                               ----            ----         ----           ----
DEBT SECURITIES. . . . . . . . . . . .         $499            $526         $316           $321
                                               ----            ----         ----           ----
                                               ----            ----         ----           ----
----------------------------------------------------------------------------------------------------

   Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $79 million in 1995, and gross realized gains and losses on those sales were $9 million and $2 million, respectively. The increase in the net unrealized holding gain on available-for-sale securities was $5 million ($3 million after income taxes) during 1995. In 1995, the John Deere Life Insurance Company was sold, including its held-to-maturity marketable securities of $229 million and available-for-sale securities of $100 million.
   During November 1995, in concurrence with the adoption of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers," the company transferred all its held-to-maturity debt securities to the available-for-sale category. The amortized cost of these securities at the time of transfer was $484 million and the unrealized gain was $29 million ($19 million after income taxes). Although the company's intention to hold a majority of its debt securities to maturity has not changed, the transfer was made to increase flexibility in responding to future changes.


DEALER ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Dealer accounts and notes receivable at October 31 consisted of the following in millions of dollars:

----------------------------------------------------------------------------
                                                         1995        1994
----------------------------------------------------------------------------
Dealer accounts and notes:
     Agricultural. . . . . . . . . . . . . . . . .     $1,877      $1,678
     Industrial. . . . . . . . . . . . . . . . . .        575         551
     Lawn and grounds care . . . . . . . . . . . .        658         580
                                                       ------      ------
        Total. . . . . . . . . . . . . . . . . . .      3,110       2,809
Other receivables. . . . . . . . . . . . . . . . .        174         153
                                                       ------      ------
     Total . . . . . . . . . . . . . . . . . . . .      3,284       2,962
Less allowance for doubtful receivables. . . . . .         24          23

DEALER ACCOUNTS AND NOTES RECEIVABLE-NET . . . . .     $3,260      $2,939
                                                       ------      ------
                                                       ------      ------
----------------------------------------------------------------------------


     At October 31, 1995 and 1994, dealer notes included above were $575 million and $490 million, respectively.
     Dealer accounts and notes receivable arise primarily from sales to dealers of John Deere agricultural, industrial and lawn and grounds care equipment. The company retains as collateral a security interest in the equipment associated with these receivables. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Interest is charged on balances outstanding after certain interest-free periods, which range from six to nine months for agricultural tractors, one to five months for industrial equipment, and from five to 24 months for most other equipment. Dealer accounts and notes receivable have significant concentrations of credit risk in the agricultural, industrial and lawn and grounds care business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

CREDIT RECEIVABLES
-------------------------------------------------------------------------------
Credit receivables at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                             1995           1994
--------------------------------------------------------------------------------
Retail notes:
     Equipment:
       Agricultural. . . . . . . . . . . . .               $3,282        $2,798
       Industrial. . . . . . . . . . . . . .                  742           535
       Lawn and grounds care . . . . . . . .                  215           204
       Recreational products . . . . . . . .                1,403         1,359
                                                           ------        ------
       Total . . . . . . . . . . . . . . . .                5,642         4,896
Revolving charge accounts. . . . . . . . . .                  513           438
Financing leases . . . . . . . . . . . . . .                  199           182
Wholesale notes. . . . . . . . . . . . . . .                  314           142
                                                           ------        ------
     Total credit receivables. . . . . . . .                6,668         5,658
                                                           ------        ------
Less:
     Unearned finance income:
       Equipment notes . . . . . . . . . . .                  674           559
       Recreational product notes. . . . . .                  532           486
       Financing leases. . . . . . . . . . .                   29            25
                                                           ------        ------
        Total. . . . . . . . . . . . . . . .                1,235         1,070
                                                           ------        ------
     Allowance for doubtful receivables. . .                   88            86
                                                           ------        ------
CREDIT RECEIVABLES - NET . . . . . . . . . .               $5,345        $4,502
                                                           ------        ------
                                                           ------        ------
--------------------------------------------------------------------------------

     At October 31, 1995, $118 million of the credit receivables was financed by the Equipment Operations and $5,227 million by the credit subsidiaries.
     Credit receivables have significant concentrations of credit risk in the agricultural, industrial, lawn and grounds care, and recreational product business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes and leases.
     Credit receivable installments, including unearned finance income, at october 31 are scheduled as follows in millions of dollars:

--------------------------------------------------------------------------------
                                                 1995                   1994
--------------------------------------------------------------------------------
DUE IN MONTHS:
     0 - 12. . . . . . . . . . . . . . . . .   $2,128                  $1,722
     13 - 24 . . . . . . . . . . . . . . . .    1,445                   1,252
     25 - 36 . . . . . . . . . . . . . . . .    1,064                     928
     37 - 48 . . . . . . . . . . . . . . . .      761                     646
     49 - 60 . . . . . . . . . . . . . . . .      493                     429
     THEREAFTER. . . . . . . . . . . . . . .      777                     681
                                               ------                  ------
TOTAL. . . . . . . . . . . . . . . . . . . .   $6,668                  $5,658
                                               ------                  ------
                                               ------                  ------
--------------------------------------------------------------------------------

     The maximum maturities for retail notes are generally seven years for agricultural equipment, five years for industrial equipment, six years for lawn and grounds care equipment and 15 years for recreational products. The maximum term for financing leases is six years, while the maximum maturity for wholesale notes is generally 12 months.
     The company's United States and Canadian credit subsidiaries received proceeds of $837 million in 1995, $560 million in 1994 and $1,143 million in 1993 from the sale of retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. Certain other foreign subsidiaries also sold retail notes to other financial institutions, receiving proceeds of $.5 Million in 1995, $2 million in 1994 and $5 million in 1993. At October 31, 1995 and 1994, the unpaid balances of retail notes previously sold were $1,279 million and $1,176 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1995 and 1994 was $188 million and $142 million, respectively. The retail notes sold are collateralized by security interests in the related machinery sold to customers. There is no anticipated credit risk related to nonperformance by the counterparties. At October 31, 1995 and 1994, worldwide credit receivables administered, which include credit receivables previously sold but still administered, totaled $6,624 million and $5,678 million, respectively.
     Total credit receivable amounts 60 days or more past due were $16 million at October 31, 1995 compared with $14 million at October 31, 1994. These past-due amounts represented .30 Percent of the credit receivables financed at October 31, 1995 and .31 Percent at October 31, 1994. The allowance for doubtful credit receivables represented 1.61 Percent and 1.87 Percent of credit receivables outstanding at october 31, 1995 and 1994, respectively. In addition, at October 31, 1995 and 1994, the company's credit subsidiaries had $144 million and $127 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:


                                                     1995        1994      1993
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . .         $86         $83       $89
Provision charged to operations. . . . . . .          36          31        30
Amounts written off. . . . . . . . . . . . .         (25)        (24)      (29)
Transfers related to retail note sales . . .          (9)         (4)       (7)
                                                     ---         ---       ---
BALANCE, END OF THE YEAR . . . . . . . . . .         $88         $86       $83
                                                     ---         ----      ---
                                                     ---         ---       ---
------------------------------------------------------------------------------

OTHER RECEIVABLES
-------------------------------------------------------------------------------
Other receivables at October 31 consisted of the following in millions of dollars:

---------------------------------------------------------------------------
                                                       1995           1994
----------------------------------------------------------------------------
Insurance and health care premiums receivable. . . .   $114           $81
Reinsurance receivables. . . . . . . . . . . . . . .    145           151
Receivables relating to asset backed securities. . .    188           140
Other. . . . . . . . . . . . . . . . . . . . . . . .     45            58
                                                       ----          ----
OTHER RECEIVABLES. . . . . . . . . . . . . . . . . .   $492          $430
                                                       ----          ----
                                                       ----          ----
-------------------------------------------------------------------------------

   Other receivables are primarily held by the Financial Services subsidiaries. The credit subsidiaries have sold retail notes to limited-purpose business trusts, which utilized the notes as collateral for the issuance of asset backed securities to the public. The balance of the related receivables is equal to the unamortized present value of deposits made with the trusts pursuant to recourse provisions, and other payments to be received under the sales agreements.


EQUIPMENT ON OPERATING LEASES
--------------------------------------------------------------------------------
Operating leases arise from the lease of John Deere equipment to retail customers in the United States and Canada. Initial lease terms range from 12 to 72 months. The net value of John Deere equipment on operating leases was $259 million and $219 million at October 31, 1995 and 1994, respectively. Of these leases, at October 31, 1995, $119 million was financed by the equipment operations and $140 million by John Deere credit company. The accumulated depreciation on this equipment was $71 million and $56 million at october 31, 1995 and 1994, respectively. The corresponding depreciation expense was $35 million in 1995, $31 million in 1994 and $29 million in 1993.
     Future payments to be received on operating leases totaled $143 million at October 31, 1995 and are scheduled as follows:
1996 - $55, 1997 - $40, 1998 - $28, 1999 - $16 and 2000 - $4.


INVENTORIES
--------------------------------------------------------------------------------
Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 79 percent and 82 percent of worldwide gross inventories at fifo value on october 31, 1995 and 1994, respectively.
     Under the LIFO inventory method, cost of goods sold ordinarily reflects current production costs, thus providing a matching of current costs and current revenues in the income statement. However, when LIFO-valued inventories decline, as they did in 1993, lower costs that prevailed in prior years are matched against current year revenues, resulting in higher reported net income. Benefits from the reduction of LIFO inventories totaled $51 million ($33 million or $.14 Per share after income taxes) in 1993.

--------------------------------------------------------------------------------
     Raw material, work-in-process and finished goods inventories at October 31, 1995 totaled $721 million on a LIFO-value basis compared with $698 million one year ago. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

--------------------------------------------------------------------------------
                                                             1995         1994
--------------------------------------------------------------------------------
Raw materials and supplies . . . . . . . . . . . . . .     $  223       $  206
Work-in-process  . . . . . . . . . . . . . . . . . . .        343          357
Finished machines and parts. . . . . . . . . . . . . .      1,100        1,079
                                                           ------       ------
   Total FIFO Value. . . . . . . . . . . . . . . . . .      1,666        1,642
Adjustment to LIFO basis . . . . . . . . . . . . . . .        945          944
                                                           ------       ------
INVENTORIES. . . . . . . . . . . . . . . . . . . . . .     $  721       $  698
                                                           ------       ------
                                                           ------       ------
--------------------------------------------------------------------------------

PROPERTY AND DEPRECIATION
--------------------------------------------------------------------------------
A summary of consolidated property and equipment at October 31 in millions of dollars follows:

--------------------------------------------------------------------------------
                                                             1995         1994
--------------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . . . .     $   42       $   44
Buildings and building equipment . . . . . . . . . . .        891          869
Machinery and equipment. . . . . . . . . . . . . . . .      2,219        2,097
Dies, patterns, tools, etc . . . . . . . . . . . . . .        516          504
All other  . . . . . . . . . . . . . . . . . . . . . .        476          469
Construction in progress . . . . . . . . . . . . . . .         69           55
                                                           ------       ------
   Total at cost . . . . . . . . . . . . . . . . . . .      4,213        4,038
Less accumulated depreciation. . . . . . . . . . . . .      2,877        2,724
                                                           ------       ------
PROPERTY AND EQUIPMENT - NET . . . . . . . . . . . . .     $1,336       $1,314
                                                           ------       ------
                                                           ------       ------
--------------------------------------------------------------------------------

     Leased property under capital leases amounting to $7 million and $11 million at October 31, 1995 and 1994, respectively, is included primarily in machinery and equipment and all other.
     Property and equipment additions and depreciation are reported on page 33. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.
     It is not expected that the cost of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or operating results.

INTANGIBLE ASSETS
--------------------------------------------------------------------------------
Consolidated net intangible assets totaled $305 million and $284 million at October 31, 1995 and 1994, respectively. The Equipment Operations' balance of $295 million at October 31, 1995 consisted primarily of $176 million related to the minimum pension liability required by FASB Statement No. 87, and unamortized goodwill which resulted from the purchase cost of assets acquired exceeding their fair value. The intangible pension asset increased by $18 million during 1995.
     Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $30 million and $59 million at October 31, 1995 and 1994, respectively. Accumulated amortization decreased due to the sale of the John Deere Life Insurance Company. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.

SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
Short-term borrowings at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                             1995         1994
--------------------------------------------------------------------------------
EQUIPMENT OPERATIONS
Commercial paper . . . . . . . . . . . . . . . . . . .     $   54       $    7
Notes payable to banks . . . . . . . . . . . . . . . .         23           34
Long-term borrowings due within one year . . . . . . .        319           13
                                                           ------       ------
   Total . . . . . . . . . . . . . . . . . . . . . . .        396           54
                                                           ------       ------
FINANCIAL SERVICES
Commercial paper . . . . . . . . . . . . . . . . . . .      2,398        1,948
Notes payable to banks . . . . . . . . . . . . . . . .          2            2
Long-term borrowings due within one year . . . . . . .        344          633
                                                           ------       ------
   Total . . . . . . . . . . . . . . . . . . . . . . .      2,744        2,583
                                                           ------       ------
CONSOLIDATED SHORT-TERM BORROWINGS . . . . . . . . . .     $3,140       $2,637
                                                           ------       ------
                                                           ------       ------
--------------------------------------------------------------------------------

   The weighted average interest rates on consolidated short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1995 and 1994 were 5.9 percent and 5.0 percent, respectively. All of the financial services' short-term borrowings represent obligations of the credit subsidiaries.
   Unsecured lines of credit available from United States and foreign banks were $4,108 million at October 31, 1995. Some of these credit lines are available to both the equipment operations and certain credit subsidiaries. At October 31, 1995, $1,632 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.
   Included in the above lines of credit is a long-term committed credit agreement expiring on April 4, 2000 for $3,500 million. This agreement is mutually extendable and the annual facility fee is .095 Percent.
   The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. Deere & Company has expressed an intention of conducting business with the Capital Corporation on such terms that its ratio of earnings before fixed charges to fixed charges will not be less than 1.05 to 1 for each fiscal quarter. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to United States generally accepted accounting principles as of October 31, 1994. Under this provision, the company's total retained earnings balance was free of restriction at October 31, 1995.

--------------------------------------------------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES
--------------------------------------------------------------------------------
Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                            1995         1994
--------------------------------------------------------------------------------
EQUIPMENT OPERATIONS
Accounts payable:
  Trade. . . . . . . . . . . . . . . . . . . . . . . . .  $  841       $  597
  Dividends payable. . . . . . . . . . . . . . . . . . .      52           48
  Other. . . . . . . . . . . . . . . . . . . . . . . . .      23           19
Accrued expenses:
  Employee benefits. . . . . . . . . . . . . . . . . . .     166          161
  Dealer commissions . . . . . . . . . . . . . . . . . .     153          147
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     625          645
                                                          ------       ------
      Total. . . . . . . . . . . . . . . . . . . . . . .   1,860        1,617
                                                          ------       ------
FINANCIAL SERVICES
Accounts payable:
  Deposits withheld from dealers and merchants . . . . .     144          127
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     121          139
Accrued expenses:
  Unearned premiums. . . . . . . . . . . . . . . . . . .     141          142
  Unpaid loss adjustment expenses. . . . . . . . . . . .      90           95
  Interest payable . . . . . . . . . . . . . . . . . . .      36           45
  Other. . . . . . . . . . . . . . . . . . . . . . . . .     142          121
                                                          ------       ------
      Total. . . . . . . . . . . . . . . . . . . . . . .     674          669
                                                          ------       ------
Intercompany eliminations. . . . . . . . . . . . . . . .     (1)          (1)
                                                          ------       ------
CONSOLIDATED ACCOUNTS PAYABLE
  AND ACCRUED EXPENSES . . . . . . . . . . . . . . . . .  $2,533       $2,285
                                                          ------       ------
                                                          ------       ------
--------------------------------------------------------------------------------

LONG-TERM BORROWINGS
--------------------------------------------------------------------------------
Long-term borrowings at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                            1995         1994
--------------------------------------------------------------------------------
EQUIPMENT OPERATIONS
Notes and debentures:
  Medium-term notes due 1996 - 2006:
    Average interest rate of 8.9%
    As of year end 1995 and 8.8%
    As of year end 1994. . . . . . . . . . . . . . . . .  $  239       $  296
  8-1/4% notes due 1996. . . . . . . . . . . . . . . . .                  150
  9-1/8% notes due 1996. . . . . . . . . . . . . . . . .                  100
  Adjustable rate senior notes due 2002:
    Interest rate of 7.1% As of year end
    1995 and 8.5% As of year end 1994. . . . . . . . . .      60           70
  8.95% debentures due 2019. . . . . . . . . . . . . . .     200          200
  8-1/2% debentures due 2022 . . . . . . . . . . . . . .     200          200
  Other. . . . . . . . . . . . . . . . . . . . . . . . .       4            3
                                                          ------       ------
      Total. . . . . . . . . . . . . . . . . . . . . . .  $  703       $1,019
                                                          ------       ------
--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
                                                            1995         1994
--------------------------------------------------------------------------------
FINANCIAL SERVICES
Notes and debentures:
  Medium-term notes due 1997 - 2002:
    Average interest rate of 7.0% As of year
    end 1995 and 1994. . . . . . . . . . . . . . . . . .  $  826         $338
  4-5/8% notes due 1996. . . . . . . . . . . . . . . . .                  200
  7.20% Notes due 1997 . . . . . . . . . . . . . . . . .     100          100
  Floating rate notes due 1998 (federal funds rate):
    Swapped to an alternative variable interest
    rate of 6.0% As of year end 1995 . . . . . . . . . .     150
  5% Swiss franc bonds due 1999: swapped to U.S.
    dollars and a variable interest rate of 6.4% As of
    year end 1995 and 5.8% As of year end 1994 . . . . .      97           97
                                                          ------       ------
      Total notes and debentures . . . . . . . . . . . .   1,173          735
                                                          ------       ------
Subordinated debt:
  9-5/8% Subordinated notes due 1998: swapped
    to variable interest rate of 6.5% As of
    year end 1995 and 5.9% As of year end 1994 . . . . .     150          150
  8-5/8% subordinated debentures due 2019:
    Swapped to variable interest rate of 5.7%
    As of year end 1995 and 5.3% As of year end 1994 . .     150          150
                                                          ------       ------
      Total subordinated debt. . . . . . . . . . . . . .     300          300
                                                          ------       ------
        Total. . . . . . . . . . . . . . . . . . . . . .   1,473        1,035
                                                          ------       ------
CONSOLIDATED LONG-TERM BORROWINGS. . . . . . . . . . . .  $2,176       $2,054
                                                          ------       ------
                                                          ------       ------
--------------------------------------------------------------------------------

   All of the financial services' long-term borrowings represent obligations of John Deere Capital Corporation.
   The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1996 - $319, 1997 - $79, 1998 - $49, 1999 -
$210 and 2000 - $15. The approximate amounts of the Capital Corporation's long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1996 - $344, 1997 - $489, 1998
- $393, 1999 - $248 and 2000 - $290.

LEASES
--------------------------------------------------------------------------------
At October 31, 1995, future minimum lease payments under capital leases totaled $1 million in 1996. Total rental expense for operating leases during 1995 was $50 million compared with $49 million in 1994 and $48 million in 1993. At October 31, 1995, future minimum lease payments under operating leases amounted to $76 million as follows: 1996 - $28, 1997 - $22, 1998 - $15, 1999 - $5, 2000 -
$2, later years - $4.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------
On October 31, 1995, the company's maximum exposure under all credit receivable recourse provisions was $188 million for retail notes sold to limited-purpose business trusts or financial institutions by both the financial services subsidiaries and the equipment operations. In addition, certain foreign subsidiaries have pledged assets with a balance sheet value of $46 million as collateral for bank advances of $1 million. Also, at October 31, 1995, the company had commitments of approximately $55 million for construction and acquisition of property and equipment.
   The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability and retail credit matters. Although it is not possible to predict with certainty the outcome

--------------------------------------------------------------------------------
of these unresolved legal actions or the range of possible loss, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

CAPITAL STOCK
--------------------------------------------------------------------------------
On November 15, 1995, the company declared a three-for-one stock split effected in the form of a 200 percent stock dividend to stockholders of record on November 17, 1995. This stock split has been recorded as of October 31, 1995 by a transfer of $175 million from retained earnings to common stock, representing a $1 par value for each additional share issued. The number of common shares the company is authorized to issue was also increased from 200 million to 600 million and the number of authorized preferred shares, none of which has been issued, was increased from three million to nine million.
   Changes in the common stock account in 1993, 1994 and 1995 were as follows:

--------------------------------------------------------------------------------
                                                     Number of        Amount
                                                   Shares Issued*  (in millions)
--------------------------------------------------------------------------------
Balance at October 31, 1992. . . . . . . . . . . .  229,572,342      $  840
Stock issued . . . . . . . . . . . . . . . . . . .   24,150,000         535
Stock options exercised. . . . . . . . . . . . . .    3,506,499          51
Debenture conversions. . . . . . . . . . . . . . .       12,264
Other. . . . . . . . . . . . . . . . . . . . . . .                       11
                                                    -----------      ------
Balance at October 31,1993 . . . . . . . . . . . .  257,241,105       1,437
Stock options exercised. . . . . . . . . . . . . .    2,582,703          37
Debenture conversions. . . . . . . . . . . . . . .       91,776           1
Other. . . . . . . . . . . . . . . . . . . . . . .                       16
                                                    -----------      ------
Balance at October 31, 1994. . . . . . . . . . . .  259,915,584       1,491
Transfer from retained earnings for
  three-for-one stock split (see above). . . . . .                      175
Stock options exercised. . . . . . . . . . . . . .    2,604,114          44
Debenture conversions. . . . . . . . . . . . . . .        4,386
Other. . . . . . . . . . . . . . . . . . . . . . .                       19
                                                    -----------      ------
BALANCE AT OCTOBER 31, 1995. . . . . . . . . . . .  262,524,084    $  1,729
                                                    -----------      ------
                                                    -----------      ------

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
   In September 1993, the company issued 24,150,000 shares of common stock on a post-split basis in a public offering. The net proceeds of $535 million were used for working capital and other general corporate purposes, including the reduction of indebtedness of the equipment operations and the credit subsidiaries.
   The calculation of net income per share is based on the average number of shares outstanding during the year. The calculation of net income per share, assuming full dilution, recognizes the dilutive effect of the assumed exercise of stock appreciation rights and stock options, and conversion of convertible debentures. The calculation also reflects adjustment for interest expense relating to the convertible debentures, net of applicable income taxes.
   The major changes on a post-split basis during 1995 affecting common stock in treasury included the acquisition of 216,000 shares of treasury stock at a total cost of $5.7 million. In addition, 305,127 shares of treasury stock at original cost of $4.7 million were issued under the restricted stock plan and 14,289 shares at an original cost of $.2 million for other transactions.

RESTRICTED STOCK
--------------------------------------------------------------------------------
Restricted shares of the company's stock are issued to key employees and nonemployee directors under restricted stock plans approved by stockholders. Under the plans for employees, the company establishes the performance goals and periods of restriction for each award. The restrictions for the nonemployee directors lapse when a director retires from the board. Under these plans, 5,340,000 shares on a post-split basis may be granted as restricted stock.
   The market value of the restricted stock at the time of grant is recorded as unamortized restricted stock compensation in a separate component of stockholders' equity and adjusted to current market value for performance based plans. This compensation is amortized to expense over the periods of restriction. At October 31, 1995, 3,827,295 shares on a post-split basis remained available for award under all plans.
   Changes in the unamortized restricted stock compensation account in 1993, 1994 and 1995 were as follows:

--------------------------------------------------------------------------------
                                                     Number of        Amount
                                                   Shares Issued*  (in millions)
--------------------------------------------------------------------------------
Outstanding at October 31, 1992. . . . . . . . . .      679,500        $  7
Granted. . . . . . . . . . . . . . . . . . . . . .      211,884           4
Amortized and vested . . . . . . . . . . . . . . .     (138,321)         (3)
                                                       --------      ------

Outstanding at October 31, 1993. . . . . . . . . .      753,063           8
Granted. . . . . . . . . . . . . . . . . . . . . .      201,999           5
Amortized and vested . . . . . . . . . . . . . . .     (147,285)         (4)
                                                       --------      ------

Outstanding at October 31, 1994. . . . . . . . . .      807,777           9
Granted. . . . . . . . . . . . . . . . . . . . . .      305,127           9
Amortized and vested . . . . . . . . . . . . . . .     (216,366)         (6)
                                                       --------      ------

OUTSTANDING AT OCTOBER 31, 1995. . . . . . . . . .      896,538       $  12
                                                       --------      ------
                                                       --------      ------

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
STOCK OPTIONS
--------------------------------------------------------------------------------
Options for the purchase of the company's common stock are issued to key employees under stock option plans approved by stockholders. Options outstanding at October 31, 1995 generally become exercisable one year after the date of grant and are exercisable up to 10 years after the date of grant.
   The stock option plan includes authority to grant stock appreciation rights, either concurrently with the grant of options or subsequently, and to accept stock of the company in payment for shares under the options. At October 31, 1995, 9,095,190 shares on a post-split basis remained available for the granting of options.

--------------------------------------------------------------------------------
   During the last three fiscal years, changes in shares under option were as follows:

--------------------------------------------------------------------------------
                                               Shares*   Option Price Per Share*
--------------------------------------------------------------------------------
Outstanding at October 31, 1992. . . . . . . 7,809,081         $ 7.77 - $20.02
Granted. . . . . . . . . . . . . . . . . . . 3,110,457         $13.63
Exercised. . . . . . . . . . . . . . . . . .(3,506,499)        $ 7.77 - $20.02
Expired or cancelled . . . . . . . . . . . .  (479,052)        $ 7.77 - $20.02
                                            ----------
Outstanding at October 31, 1993. . . . . . . 6,933,987         $ 7.77 - $20.02
Granted. . . . . . . . . . . . . . . . . . . 1,785,966         $23.56
Exercised. . . . . . . . . . . . . . . . . .(2,582,703)        $ 7.77 - $20.02
Expired or cancelled . . . . . . . . . . . .  (762,207)        $ 7.77 - $23.56
                                            ----------
Outstanding at October 31, 1994. . . . . . . 5,375,043         $ 7.77 - $23.56
Granted. . . . . . . . . . . . . . . . . . . 2,526,948         $21.02
Exercised. . . . . . . . . . . . . . . . . .(2,604,114)        $ 7.77 - $23.56
Expired or cancelled . . . . . . . . . . . .  (159,129)        $ 9.04 - $23.56
                                            ----------
OUTSTANDING AT OCTOBER 31, 1995. . . . . . . 5,138,748         $ 7.77 - $23.56
                                            ----------
                                            ----------

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
   For options outstanding at October 31, 1995, the average exercise price was $19.40 per share and expiration dates ranged from December 1995 to December 2004. Of the outstanding options, 265,659 on a post-split basis may be exercised in the form of stock appreciation rights.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS
--------------------------------------------------------------------------------
The company maintains the following significant plans for eligible employees:
  John Deere Savings and Investment Plan, for salaried employees
  John Deere Stock Purchase Plan, for salaried employees
  John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees
   Company contributions under these plans were $30 million in 1995, $12 million in 1994 and $9 million in 1993.

RETAINED EARNINGS
--------------------------------------------------------------------------------
AN ANALYSIS OF THE COMPANY'S RETAINED EARNINGS FOLLOWS IN MILLIONS
OF DOLLARS:

--------------------------------------------------------------------------------
                                                 1995        1994         1993
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . .   $1,354      $  926       $2,004
Net income (loss). . . . . . . . . . . . . .      706         604         (921)
Dividends declared . . . . . . . . . . . . .     (195)       (176)        (157)
Transfer to capital stock for
   three-for-one stock split . . . . . . . .     (175)
                                               ------      ------       ------
BALANCE, END OF THE YEAR . . . . . . . . . .   $1,690      $1,354       $  926
                                               ------      ------       ------
                                               ------      ------       ------

--------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENT
--------------------------------------------------------------------------------
An analysis of the company's cumulative translation adjustment follows in millions of dollars:

--------------------------------------------------------------------------------
                                                        1995     1994     1993
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . . . . . . .   $18      $42      $19
Translation adjustments for the year.. . . . . . . . .    (6)     (25)      16
Income taxes applicable to translation adjustments . .              1        7
                                                         ---      ---      ---
BALANCE, END OF THE YEAR . . . . . . . . . . . . . . .   $12      $18      $42

                                                         ---      ---      ---
                                                         ---      ---      ---

--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

--------------------------------------------------------------------------------
                                             1995                 1994
                                       -----------------    ------------------
                                       Carrying    Fair     Carrying     Fair
                                         Value     Value      Value      Value
--------------------------------------------------------------------------------
Marketable securities. . . . . . . . .  $   830   $   857    $ 1,126    $ 1,098

Credit receivables and receivables
  related to asset backed securities .  $ 5,533   $ 5,536    $ 4,642    $ 4,644

Long-term borrowings and related swaps:
  Equipment Operations . . . . . . . .  $  (703)  $  (789)   $(1,019)   $(1,064)
  Financial Services . . . . . . . . .   (1,504)   (1,545)    (1,053)    (1,048)
    Interest rate and
    foreign currency swaps . . . . . .       31        56         18         20
                                        -------   -------    -------    -------
    Total. . . . . . . . . . . . . . .  $(2,176)  $(2,278)   $(2,054)   $(2,092)
                                        -------   -------    -------    -------
                                        -------   -------    -------    -------
--------------------------------------------------------------------------------

FAIR VALUE ESTIMATES
Fair values of marketable securities were estimated using quoted market prices.
   Fair values of the long-term credit receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining credit receivables approximated the carrying amounts. The fair values of receivables related to asset backed securities were based on the discounted values of their related cash flows.
   Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Fair values of the John Deere Capital Corporation's long-term borrowings that have been swapped to current variable interest rates approximated their carrying amounts. However, the fair values of the long-term borrowings and the related interest rate and foreign currency swaps are shown separately in the previous table. Fair values of these swaps were based on quotes from dealers.
   Fair values and carrying values of the company's other interest rate swaps and caps associated with short-term borrowings, foreign exchange forward contracts and options were not material.

DERIVATIVES
The company enters into derivative transactions only to hedge exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risk under these agreements is not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

INTEREST RATE SWAPS AND CAPS
The company's credit subsidiaries have entered into interest rate swap and interest rate cap agreements related to their borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. Premiums are amortized to interest expense over the lives of the agreements.

--------------------------------------------------------------------------------
   At October 31, 1995 and 1994, the total notional principal amounts of interest rate swap agreements hedging short-term borrowings were $137 million and $637 million, having rates of 6.5 To 7.0 percent and 4.5 To 10.0 percent, terminating in up to four months and 16 months, respectively. The total notional principal amount of interest rate cap agreements hedging short-term borrowings at October 31, 1994 was $33 million, having capped rates of 6.3 to 8.3 percent, terminating in up to nine months. There were no interest rate cap agreements at October 31, 1995.
   The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "long-term borrowings" table on page 40 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the capital corporation has interest rate swap agreements corresponding to a portion of their fixed-rate long-term borrowings. At October 31, 1995 and 1994, the total notional principal amounts of these interest rate swap agreements were $116 million and $302 million, having variable interest rates of 6.1 percent to 6.5 percent and 5.3 to 5.7 percent, terminating in up to 16 months and 28 months, respectively.
   The Capital Corporation also has interest rate swap agreements associated with medium-term notes. The "long-term borrowings" table on page 40 reflects the interest rates relating to these swap agreements. At October 31, 1995 and 1994, the total notional principal amounts of these swap agreements were $260 million and $40 million, terminating in up to 83 months and 45 months, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS, SWAPS AND OPTIONS
The company has entered into foreign exchange forward contracts, swaps and options in order to hedge the currency exposure of certain assets, liabilities and expected inventory purchases. Depending on the item being hedged, the foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change or deferred until expiration of the contract, and the contract premiums are either amortized or deferred over the terms of the contracts. The option premiums and any gains are deferred and recorded as part of the cost of future inventory purchases. At October 31, 1995 and 1994, the company had foreign exchange forward contracts maturing in up to seven months and six months for $349 million and $331 million, respectively, and a foreign currency swap agreement maturing in up to 39 months and 51 months, respectively, for $97 million. At October 31, 1995 and 1994, the company had options maturing in up to 24 months and 12 months for $190 million and $23 million, respectively. The total deferred gains or losses on these foreign exchange hedges were not significant at October 31, 1995 and 1994.

CASH FLOW INFORMATION
--------------------------------------------------------------------------------
For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.
   Cash payments for interest and income taxes consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                     1995      1994       1993
--------------------------------------------------------------------------------
Interest:
  Equipment Operations . . . . . . . . . . . . . .  $ 129     $ 123      $ 178
  Financial Services . . . . . . . . . . . . . . .    262       202        162
  Intercompany eliminations. . . . . . . . . . . .     (6)       (6)        (4)
                                                    -----     -----      -----
CONSOLIDATED . . . . . . . . . . . . . . . . . . .  $ 385     $ 319      $ 336
                                                    -----     -----      -----
                                                    -----     -----      -----
Income taxes:
  Equipment Operations . . . . . . . . . . . . . .  $ 297     $ 259      $  98
  Financial Services . . . . . . . . . . . . . . .     99        88         79
  Intercompany eliminations. . . . . . . . . . . .    (88)      (66)       (60)
                                                    -----     -----      -----
CONSOLIDATED . . . . . . . . . . . . . . . . . . .  $ 308     $ 281      $ 117
                                                    -----     -----      -----
                                                    -----     -----      -----
--------------------------------------------------------------------------------

SUPPLEMENTAL 1995 AND 1994 QUARTERLY INFORMATION
(UNAUDITED)
--------------------------------------------------------------------------------
Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

--------------------------------------------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                                QUARTER     QUARTER     QUARTER      QUARTER
--------------------------------------------------------------------------------
1995
Net sales and revenues . . . . . $2,088      $2,812      $2,673       $2,718
Income before income taxes . . .    221         371         273          228
Net income . . . . . . . . . . .    138         237         180          151
Net income per share*. . . . . .    .53         .92         .69          .57
Dividends declared per share*. .    .18 1/3     .18 1/3     .18 1/3      .20
Dividends paid per share*. . . .    .18 1/3     .18 1/3     .18 1/3      .18 1/3

1994
Net sales and revenues . . . . . $1,713      $2,445      $2,307       $2,512
Income before income taxes . . .    133         295         241          252
Net income . . . . . . . . . . .     87         189         158          170
Net income per share*. . . . . .    .34         .73         .61          .66
Dividends declared per share*. .    .16 2/3     .16 2/3     .16 2/3      .18 1/3
Dividends paid per share*. . . .    .16 2/3     .16 2/3     .16 2/3      .16 2/3

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
   Common stock per share sales prices from New York Stock Exchange Composite transactions quotations follow:

--------------------------------------------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH
                                QUARTER     QUARTER     QUARTER      QUARTER
--------------------------------------------------------------------------------
1995 MARKET PRICE*
High . . . . . . . . . . . . .$  25.04     $  28.50     $  31.75     $  30.58
Low. . . . . . . . . . . . . .$  20.42     $  23.58     $  26.96     $  26.71
1994 MARKET PRICE*
High . . . . . . . . . . . . .$  26.75     $  30.29     $  26.13     $  25.08
Low. . . . . . . . . . . . . .$  22.42     $  24.88     $  22.50     $  21.50

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
   At October 31, 1995, there were 24,918 holders of record of the company's $1 par value common stock and 24 holders of record of the company's 5-1/2% convertible subordinated debentures due 2001.

DIVIDEND
--------------------------------------------------------------------------------
A quarterly cash dividend of $.20 per share on a post-split basis was declared at the Board of Directors' meeting held on December 6, 1995, payable on February 1, 1996.

                   (THIS PAGE INTENTIONALLY LEFT BLANK.)

[DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1995 and 1994 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to the Consolidated Financial Statements, effective November 1, 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois

December 6, 1995

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

Date:     15 January 1996

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                Title                                   Date
---------                -----                                   ----

/S/ Hans W. Becherer          Chairman, Director and        )
----------------------        Chief Executive Officer       )
Hans W. Becherer                                            )
                                                            )
/S/ John R. Block             Director                      )
----------------------
John R. Block                                               )
                                                            )
/S/ Pierre E. Leroy           Senior Vice President,        )
----------------------        Principal Financial Officer   )
P. E. Leroy                   and Principal Accounting      )
                              Officer                       )
                                                            )
                                                            )
/S/ Leonard A. Hadley         Director                      )
----------------------                                      )
Leonard A. Hadley                                           )
                                                            )
/s/ Regina Herzlinger         Director                      )    15 January 1996
----------------------                                      )
Regina Herzlinger                                           )
                                                            )
/S/ Samuel C. Johnson         Director                      )
----------------------                                      )
Samuel C. Johnson                                           )
                                                            )
/S/ Arthur L. Kelly           Director                      )
----------------------                                      )
Arthur L. Kelly                                             )
                                                            )
/S/ A. Santamarina V          Director                      )
----------------------                                      )
A. Santamarina V                                            )

Signature                Title                                    Date

---------                -----                                    ----
/s/  William A. Schreyer      Director                      ) 15 January 1996
----------------------                                      )
William A. Schreyer                                         )
                                                            )
/s/ D. H. Stowe, Jr.          Director                      )
----------------------                                      )
D. H. Stowe, Jr.                                            )
                                                            )
/S/ John R. Walter            Director                      )
----------------------                                      )
John R. Walter                                              )
                                                            )
/S/ Dr. Arnold R. Weber       Director                      )
----------------------                                      )
Dr. Arnold R. Weber                                         )

                 DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended October 31, 1995, 1994 and 1993
                       (In thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
          Column A                                      Column B                                Column C
          --------                                      --------                               ----------
                                                                                                Additions
                                                                        ----------------------------------------------------------
                                                                                                                            other
                                                        Balance at      Charged to          Charged to                   accounts
                                                        beginning       costs and           --------------------------------------
         Description                                    of period       expenses            Description                     Amount
         -----------                                    ----------      ----------          ---------------              ---------
YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful receivables:
    Equipment Operations
    ---------------------
     Dealer receivable allowances. . . . . . . . .       $ 23,003        $ 3,487            Bad debt recoveries. . .        $1,645

     Financial Services
     ------------------

     Credit receivable allowances. . . . . . . . .          85,791        36,125
                                                          --------       -------                                            -----
     Consolidated receivable
       allowances. . . . . . . . . . . . . . . . .        $108,794       $39,612                                            $1,645
                                                          --------       -------                                            ------
                                                          --------       -------                                            ------
YEAR ENDED OCTOBER 31, 1994
   Allowance for doubtful receivables:
     Equipment Operations                                                                   Bad debt recoveries. . .        $1,565
     --------------------                                                                   Purchase of Homelite
     Dealer receivable allowances. . . . . . . . .        $ 18,051       $ 5,572             dealer receivables. . .         1,364

     Financial Services
     -------------------
     Credit receivable allowances. . . . . . . . .          83,243        30,538
                                                           -------       --------                                           ------
     Consolidated receivable
      allowances . . . . . . . . . . . . . . . . .        $101,294       $36,110                                            $2,929
                                                          --------       --------                                           ------
                                                          --------       --------                                           ------
YEAR ENDED OCTOBER 31, 1993
     Allowance for doubtful receivables:
     Equipment Operations
     --------------------
     Dealer receivable allowances. . . . . . . . .        $ 19,804       $ 2,328            Bad debt recoveries. . . .      $  909

     Financial Services
     ------------------

     Credit receivable allowances. . . . . . . . .          89,068        30,380
     Consolidated receivable                              --------       -------                                            ------
      allowances . . . . . . . . . . . . . . . . .        $108,872       $32,708                                            $  909
                                                          --------       -------                                            ------
                                                          --------       -------                                            ------
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                                                    SCHEDULE II


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                  Column D                                          Column E
                 ----------                                        -----------
                 Deductions                                          Balance
---------------------------------------------------------            at end
Description                                        Amount           of period
-----------                                       --------         -----------
Dealer receivable write-offs . . . . . . . .        $ 4,123          $ 24,012

Transfers related to
  retail note sales. . . . . . . . . . . . .          9,138
Credit receivable write-offs . . . . . . . .         25,063            87,715
                                                    -------          --------
                                                    $38,324          $111,727
                                                    -------          ---------
                                                    -------          ---------

Dealer receivable write-offs . . . . . . . .        $ 3,549          $ 23,003

Transfers related to
  retail note sales. . . . . . . . . . . . .          3,584
Credit receivable write-offs . . . . . . . .         24,406            85,791
                                                    -------          --------

                                                    $31,539          $108,794
                                                    -------          --------
                                                    -------          --------

Dealer receivables write-offs. . . . . . . .        $ 4,990          $ 18,051

Transfers related to
  retail note sales. . . . . . . . . . . . .          7,511
Credit receivable write-offs . . . . . . . .         28,694            83,243
                                                    -------          --------

                                                    $41,195          $101,294
                                                    -------          --------
                                                    -------          --------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
-------                                                                     ----
3.1  Certificate of incorporation, as amended                                 53

3.2 Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-Q of registrant for the period ended April 30, 1993*)

3.3 By-laws, as amended (Exhibit 3 to Form 10-Q of registrant for the period ended April 30, 1995*)

4.1 Indenture dated February 15, 1991 between registrant and Citibank, N.A., as Trustee.
     (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

4.2 Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association), Bank of Americas National Trust and Savings Association, Deutsche Bank AG, and The Toronto Dominion Bank, as Managing Agents, dated as of April 5, 1995 (Exhibit 4.1(a) and 4.1(b) to 1993 Form 10-Q of registrant for the period ended April 30, 1995*)

4.3 Credit agreements among John Deere Limited, John Deere Finance Limited, various financial institutions and The Toronto-Dominion Bank as agent, dated as of April 5, 1995 (Exhibit 4.2(a) and 4.2(b) to Form 10-Q of registrant for the quarter ended April 30, 1995*)

4.4 Form common stock certificates (Exhibit 4.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

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

Exhibit                                                                     Page
-------                                                                     ----
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

10.3 Agreement dated May 11, 1993 between John Deere Industrial Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning industrial retail notes (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.4 Agreement dated January 26, 1983 between registrant and John Deere Capital Corporation relating to agreements on retail notes with United States sales branches (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

10.5 John Deere Supplemental Pension Benefit Plan, as amended May 26, 1993. (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.6 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.7 1991 John Deere Stock Option Plan (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.8 Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

10.9 John Deere Restricted Stock Plan (Exhibit 10.10 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

Exhibit                                                                     Page
-------                                                                     ----
10.10     1993 Nonemployee Director Stock Ownership Plan (Exhibit to
          Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)**

10.11 John Deere Performance Bonus Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

10.12 John Deere Equity Incentive Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

11.       Computation of net income per share                                 65

12.       Computation of ratio of earnings to fixed charges                   66

13.       Not applicable

16.       Not applicable

18.       Not applicable

21.       Subsidiaries                                                        67

22.       Not applicable

23.       Consent of Deloitte & Touche LLP                                    68

24.       Not applicable

27.       Financial Data Schedule                                             69

28.       Not applicable

99.1 Press Release dated December 9, 1987 announcing adoption of Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.2 Form of Letter to Shareholders dated December 10, 1987 describing Shareholder Rights Plan (Exhibit 99.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

**        Compensatory plan or arrangement filed as an exhibit pursuant to
          Item 14(c) of Form 10-K.