Form 10-Q
period 1996-01-31
DEERE & CO
filed 1996-03-08
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

          Quarterly Report Pursuant to Section 13 or 15(d) of the

                      Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 1996


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

     At January 31, 1996, 262,587,284 shares of common stock, $1 par value, of the registrant were outstanding.

_________________________________________________________________

                            Page 1 of 21 Pages.
                       Index to Exhibits:  Page 18.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                         CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME        (Deere & Company and
                                       Consolidated Subsidiaries)
                                        Three Months Ended
                                             January 31
Millions of dollars except
 per share amounts
(Unaudited)                             1996           1995

Net Sales and Revenues
Net sales of equipment                  $1,936.6       $1,730.5
Finance and interest income                180.2          153.6
Insurance and health care premiums         163.4          161.8
Investment income                           16.5           25.9
Other income                                20.8           15.8
    Total                                2,317.5        2,087.6

Costs and Expenses
Cost of goods sold                       1,501.2        1,349.8
Research and development expenses           80.0           67.0
Selling, administrative and
     general expenses                      238.4          221.6
Interest expense                            98.7           88.4
Insurance and health care claims
     and benefits                          127.3          128.5
Other operating expenses                    13.6           10.9
    Total                                2,059.2        1,866.2

Income of Consolidated Group
     Before Income Taxes                   258.3          221.4
Provision for income taxes                  93.5           83.5
Income of Consolidated Group               164.8          137.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance                                                .7
    Health care
    Other                                   1.4             (.2)
        Total                               1.4              .5

Net Income                              $  166.2       $  138.4

Net income per share, primary and
fully diluted                           $     .63      $     .53

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                          EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME  (Deere & Company with Financial
                                   Services on the Equity Basis)
                                   Three Months Ended January 31
Millions of dollars except
     per share amounts
(Unaudited)                             1996           1995
Net Sales and Revenues
Net sales of equipment                  $1,936.6      $1,730.5
Finance and interest income                 30.5          23.8
Insurance and health care premiums
Investment income
Other income                                 5.8           6.1
    Total                                1,972.9       1,760.4

Costs and Expenses
Cost of goods sold                       1,507.7        1,353.2
Research and development expenses           80.0           67.0
Selling, administrative and
 general expenses                          167.5          154.5
Interest expense                            27.0           27.8
Insurance and health care claims
 and benefits
Other operating expenses                     6.9            5.7
    Total                                1,789.1        1,608.2

Income of Consolidated Group Before
 Income Taxes                              183.8          152.2
Provision for income taxes                  67.7           56.4
Income of Consolidated Group               116.1           95.8

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                  34.5           29.7
    Insurance                                9.6            8.2
    Health care                              4.6            4.9
    Other                                    1.4            (.2)
        Total                               50.1           42.6

Net Income                              $  166.2       $  138.4

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                              FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
                                             Three Months Ended
                                             January 31
Millions of dollars except
 per share amounts
(Unaudited)                                  1996           1995
Net Sales and Revenues
Net sales of equipment
Finance and interest income                 $151.4         $131.2
Insurance and health care premiums           173.5          171.6
Investment income                             16.5           25.9
Other income                                  16.2           10.5
    Total                                    357.6          339.2

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
 general expenses                             75.3           70.6
Interest expense                              73.4           62.0
Insurance and health care claims
 and benefits                                127.9          132.2
Other operating expenses                       6.5            5.2
    Total                                    283.1          270.0

Income of Consolidated Group Before
 Income Taxes                                 74.5           69.2
Provision for income taxes                    25.8           27.1
Income of Consolidated Group                  48.7           42.1

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance                                                  .7
    Health care
    Other
        Total                                                  .7

Net Income                                  $ 48.7         $ 42.8

DEERE & COMPANY                         CONSOLIDATED
CONDENSED CONSOLIDATED                  (Deere & Company and
                                       Consolidated Subsidiaries)
                                        Jan 31    Oct 31   Jan 31


Millions of dollars  (Unaudited)        1996      1995      1995
Assets
Cash and short-term investments         $364.2    $363.7   $518.1
Cash deposited with
     unconsolidated subsidiaries
     Cash and cash equivalents           364.2     363.7    518.1
Marketable securities                    855.7     829.7  1,103.3
Receivables from unconsolidated
     subsidiaries and affiliates           4.6       2.3       .9
Dealer accounts and notes
     receivable - net                  3,377.6    3,259.7 3,015.6
Credit receivables - net               5,502.3    5,345.2 4,662.2
Other receivables                        488.5     492.4    420.0
Equipment on operating
     leases - net                        271.6     258.8    215.6
Inventories                              979.8     720.8    942.6
Property and equipment - net           1,294.0    1,335.6 1,282.6
Investments in unconsolidated
     subsidiaries and affiliates        172.8      115.2    152.0
Intangible assets - net                 315.9      305.0    282.4


Deferred income taxes                   625.1      639.8    684.1
Other assets and deferred charges       194.8      179.2    191.3

        Total                      $14,446.9  $13,847.4 $13,470.7

Liabilities and Stockholders' Equity
Short-term borrowings                $3,774.4   $3,139.8 $3,329.4
Payables to unconsolidated
     subsidiaries and affiliates         24.1      27.5      35.9
Accounts payable and accrued
     expenses                         2,234.8     2,533.0 2,123.0
Insurance and health care claims
 and reserves                           462.0      470.3    774.2
Accrued taxes                           149.1       72.8    132.0
Deferred income taxes                    16.9       15.6     12.9
Long-term borrowings                  2,215.4     2,175.8 2,101.9
Retirement benefit accruals
     and other liabilities            2,343.2     2,327.2 2,337.4
    Total liabilities               11,219.9    10,762.0 10,846.7

Common stock, $1 par value
 (issued shares at
January 31, 1996 - 263,195,184)      1,743.5     1,728.7  1,493.5
Retained earnings                    1,804.2     1,690.3  1,444.9
Minimum pension liability
 adjustment                         (300.4)      (300.4)  (248.4)
Cumulative translation adjustment    (23.5)       (11.6)   (33.9)
Unrealized gain (loss) on
     marketable securities            29.9          3.6    (10.9)
Unamortized restricted
 stock compensation                  (11.6)       (12.1)   (11.1)
Common stock in treasury,
 at cost                             (15.1)       (13.1)   (10.1)
Stockholders' equity               3,227.0      3,085.4   2,624.0
        Total                     $14,446.9   $13,847.4 $13,470.7


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial
Services".  Transactions between the "Equipment Operations" and
"Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                         EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED            (Deere & Company with Financial
BALANCE SHEET                 Services on the Equity Basis)
                               January 31  October 31  January 31

Millions of dollars  (Unaudited)     1996        1995        1995
Assets
Cash and short-term investments     $ 97.3     $71.0     $  144.5
Cash deposited with
 unconsolidated subsidiaries        118.9       460.1        65.0
    Cash and cash equivalents       216.2       531.1       209.5
Marketable securities
Receivables from unconsolidated
    subsidiaries and affiliates      49.7        55.5        58.6
Dealer accounts and notes
 receivable - net                 3,377.6      3,259.7    3,015.6
Credit receivables - net            105.0        118.3      109.2
Other receivables                     4.3          3.2
Equipment on operating
 leases - net                       120.3        119.3       94.9
Inventories                         979.8       720.8       942.6
Property and equipment - net       1,249.0      1,295.0   1,249.1
Investments in unconsolidated
 subsidiaries and affiliates       1,467.4      1,378.4   1,286.4
Intangible assets - net              306.6        295.4     266.4
Deferred income taxes                576.8        578.9     619.7
Other assets and deferred charges    122.9        108.5     101.5
        Total                     $8,575.6     $8,464.1  $7,953.5

Liabilities and Stockholders' Equity
Short-term borrowings               $  615.2     $ 395.7   $403.5
Payables to unconsolidated
 subsidiaries and affiliates            24.1        27.5     35.9
Accounts payable and
 accrued expenses                  1,531.6      1,859.9   1,414.1
Insurance and health care claims
 and reserves
Accrued taxes                        149.2         72.4     130.7
Deferred income taxes                 15.7         15.6      12.9
Long-term borrowings                 692.4        702.9   1,018.2
Retirement benefit accruals and
 other liabilities                 2,320.4      2,304.7   2,314.2
    Total liabilities              5,348.6      5,378.7   5,329.5

Common stock, $1 par value
 (issued shares at
 January 31, 1996 - 263,195,184)   1,743.5     1,728.7    1,493.5
Retained earnings                  1,804.2     1,690.3    1,444.9
Minimum pension liability
 adjustment                        (300.4)      (300.4)   (248.4)
Cumulative translation adjustment   (23.5)       (11.6)   (33.9)
Unrealized gain (loss) on
 marketable securities               29.9          3.6    (10.9)
Unamortized restricted
 stock compensation                 (11.6)       (12.1)   (11.1)
Common stock in treasury,
 at cost                            (15.1)       (13.1)   (10.1)
Stockholders' equity               3,227.0      3,085.4   2,624.0
        Total                     $8,575.6     $8,464.1  $7,953.5

DEERE & COMPANY                       FINANCIAL SERVICES
CONDENSED CONSOLIDATED
BALANCE SHEET

                                      Jan        Oct        Jan
                                        31        31        31
Millions of dollars  (Unaudited)      1996      1995        1995
Assets
Cash and short-term investments       $267.0    $292.7    $373.6
Cash deposited with
 unconsolidated subsidiaries


    Cash and cash equivalents          267.0    292.7     373.6
Marketable securities                 855.7     829.7   1,103.3
Receivables from unconsolidated
    subsidiaries and affiliates
Dealer accounts and notes receivable
 - net
Credit receivables - net             5,397.3   5,226.9   4,553.1
Other receivables                     485.2      490.2     420.9
Equipment on operating leases - net   151.3      139.5     120.6
Inventories
Property and equipment - net           45.1       40.6      33.5
Investments in unconsolidated
  subsidiaries and affiliates                               53.2
Intangible assets - net                 9.3       9.6       16.0
Deferred income taxes                  48.3      61.0       64.4
Other assets and deferred charges      71.8      70.6       89.8
        Total                      $7,331.0   $7,160.8   $6,828.4

Liabilities and Stockholders' Equity

Short-term borrowings              $3,159.3  $2,744.1   $2,925.8
Payables to unconsolidated
 subsidiaries and affiliates          164.0     513.3      122.6
Accounts payable and accrued expenses 704.2 674.1 709.8 Insurance and health care claims
 and reserves                         462.0     470.3      774.2
Accrued taxes                                      .3        1.4
Deferred income taxes                   1.2                   .1
Long-term borrowings                1,523.0   1,472.9    1,083.6
Retirement benefit accruals and
 other liabilities                     22.7      22.6      23.2
    Total liabilities               6,036.4   5,897.6   5,640.7

Common stock, $1 par value
 (issued shares at
 January 31, 1996 - 263,195,184)     209.4     209.4      209.4
Retained earnings                  1,060.2   1,054.3      995.8
Minimum pension liability adjustment
Cumulative translation adjustment    (4.9)     (4.1)      (6.6)
Unrealized gain (loss) on
 marketable securities               29.9       3.6       (10.9)
Unamortized restricted stock compensation
Common stock in treasury, at cost
Stockholders' equity              1,294.6    1,263.2    1,187.7
        Total                    $7,331.0   $7,160.8    $6,828.4

DEERE & COMPANY                           CONSOLIDATED
CONDENSED STATEMENT OF                  (Deere & Company and
CONSOLIDATED CASH FLOWS                 Consolidated
Subsidiaries)

                                             Three Months Ended

Millions of dollars (Unaudited)                 1996        1995
Cash Flows from Operating Activities
Net income                                   $166.2       $138.4
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities                        (551.3)     (383.7)
     Net cash provided by
     (used for) operating activities         (385.1)     (245.3)

Cash Flows from Investing Activities
Collections and sales of credit receivables  1,154.1     884.3
Proceeds from maturities and sales
 of marketable securities                       26.1     35.4
Cost of credit receivables acquired         (1,318.9)   (1,072.1)
Purchases of marketable securities             (12.2)   (26.0)
Purchases of property and equipment            (39.4)  (34.7)
Cost of operating leases acquired              (48.5)  (23.7)
Acquisitions of businesses                     (32.4)
Other                                           19.0    45.2
   Net cash used for investing activities     (252.2)   (191.6)

Cash Flows from Financing Activities
Increase in short-term borrowings              681.1    889.0
Change in intercompany receivables/payables
Proceeds from long-term borrowings              50.0    90.0
Principal payments on long-term borrowings     (49.3)  (219.2)
Proceeds from issuance of common stock          11.9      .9
Dividends paid                                 (52.4)  (47.5)
Other                                           (2.1)  (1.1)
   Net cash provided by financing activities   639.2   712.1

Effect of Exchange Rate Changes on Cash         (1.4)  (2.5)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                 .5   272.7
Cash and Cash Equivalents at
 Beginning of Period                           363.7   245.4
Cash and Cash Equivalents at End of Period    $364.2   $518.1

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial
Services".  Transactions between the "Equipment Operations" and
"Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                              EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF                       (Deere & Company
CONSOLIDATED CASH FLOWS                      with Financial
                                             Services on the
                                             Equity Basis)

                                             Three Months Ended

Millions of dollars  (Unaudited)             1996         1995
Cash Flows from Operating Activities
Net income                                   $ 166.2      $ 138.4
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities                        (560.6)      (434.4)
     Net cash provided by (used for)
     operating activities                    (394.4)      (296.0)

Cash Flows from Investing Activities
Collections and sales of credit receivables    18.8         16.3
Proceeds from maturities and sales of
 marketable securities
Cost of credit receivables acquired            (4.5)        (8.2)
Purchases of marketable securities
Purchases of property and equipment           (33.2)       (31.9)
Cost of operating leases acquired             (16.0)       (17.9)
Acquisitions of businesses                    (32.4)
Other                                         (29.8)        12.1
     Net cash used for
     investing activities                     (97.1)       (29.6)

Cash Flows from Financing Activities
Increase in short-term borrowings             213.8        353.3
Change in intercompany receivables/payables     8.1        130.2
Proceeds from long-term borrowings
Principal payments on long-term borrowings     (1.3)       (2.2)
Proceeds from issuance of common stock         11.9           .9
Dividends paid                                (52.4)       (47.5)
Other                                          (2.1)        (1.1)
     Net cash provided by financing
     activities                               178.0        433.6

Effect of Exchange Rate Changes on Cash        (1.4)        (2.5)

Net Increase (Decrease) in Cash and
 Cash Equivalents                             (314.9)       105.5
Cash and Cash Equivalents at
 Beginning of Period                           531.1        104.0
Cash and Cash Equivalents at
 End of Period                               $ 216.2      $ 209.5

DEERE & COMPANY                             FINANCIAL SERVICES
CONDENSED STATEMENT OF
CONSOLIDATED CASH FLOWS

                                            Three Months Ended
Millions of dollars  (Unaudited)            1996         1995
Cash Flows from Operating Activities
Net income                                   $48.7        $42.8
Adjustments to reconcile net income to
 net cash provided by (used for)
 operating activities                          3.4         35.3
          Net cash provided by
          (used for) operating activities     52.1        78.1

Cash Flows from Investing Activities
Collections and sales of credit receivables  1,135.4      868.0
Proceeds from maturities and sales of
 marketable securities                          26.1       35.4
Cost of credit receivables acquired         (1,314.4)    1,064.0)
Purchases of marketable securities             (12.2)    (26.0)
Purchases of property and equipment             (6.1)    (2.8)
Cost of operating leases acquired              (32.5)    (5.8)
Acquisitions of businesses
Other                                           48.7     33.2
     Net cash used for investing activities   (155.0)    (162.0)

Cash Flows from Financing Activities
Increase in short-term borrowings              467.3     535.7
Change in intercompany receivables/payables   (349.3)    (65.3)
Proceeds from long-term borrowings              50.0     90.0
Principal payments on long-term borrowings     (48.0)    (217.0)
Proceeds from issuance of common stock
Dividends paid                                 (42.8)    (27.3)
Other
     Net cash provided by financing
 activities                                     77.2     316.1

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and
 Cash Equivalents                              (25.7)    232.2
Cash and Cash Equivalents at
 Beginning of Period                           292.7     141.4
Cash and Cash Equivalents at End of Period   $ 267.0    $373.6

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

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                              Three Months Ended
                                                   January 31
                                                1996      1995

     Balance, beginning of period.........   $1,690.3  $1,353.9
     Net income...........................      166.2     138.4
     Dividends declared...................      (52.3)    (47.4)
     Balance, end of period...............   $1,804.2  $1,444.9

(4) An analysis of the cumulative translation adjustment follows in millions of dollars:
                                              Three Months Ended
                                                  January 31
                                                1996     1995

     Balance, beginning of period.........     $11.6     $17.9
     Translation adjustment...............      11.4      16.0
     Income taxes applicable to
         translation adjustments                  .5
     Balance, end of period...............     $23.5     $33.9

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) method. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) value, estimated inventories by major classification in millions of dollars would have been as follows:

                            January 31   October 31  January 31
                               1996         1995        1995
     Raw materials and
       supplies.............. $  234      $  223       $  224
     Work-in-process.........    412         343          432
     Finished machines and
       parts.................  1,342       1,100        1,247
     Total FIFO value........  1,988       1,666        1,903
     Adjustment to LIFO
       basis.................  1,008         945          960
     Inventories............. $  980      $  721       $  943

(6) At January 31, 1996, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,051 million. At January 31, 1996, the Company's maximum exposure under all credit receivable recourse provisions was $186 million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $37 million as collateral for bank advances of $1 million as of January 31, 1996.

     At January 31, 1996, the Company had commitments of approximately $64 million for construction and acquisition of property and equipment.

(7) Dividends declared and paid on a per share basis were as follows:

                                         Three Months Ended
                                              January 31


                                                 1996        1995

     Dividends declared...................       $.20    $.18-1/3
     Dividends paid.......................       $.20    $.18-1/3

(8) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                     Three Months Ended
                                         January 31           %
                                      1996        1995     Change


     Net sales:
      Agricultural equipment        $1,186      $1,022      +16
      Industrial equipment             443         408      + 9
      Lawn and grounds care
        equipment                      308         301      + 2
          Total net sales            1,937       1,731      +12
     Financial Services revenues       347         329      + 5
     Other revenues                     34          28      +21
           Total net sales and
             revenues               $2,318      $2,088      +11

     United States and Canada:


       Equipment net sales          $1,397      $1,326      + 5
       Financial Services
         revenues                      347         329      + 5
           Total                     1,744       1,655      + 5
     Overseas net sales                540         405      +33
     Other revenues                     34          28      +21
           Total net sales and
             revenues               $2,318      $2,088      +11

     Operating profit:
       Agricultural equipment       $  148      $  115
       Industrial equipment             52          45
       Lawn and grounds care
         equipment                      21          28
       Financial Services*              75          70
           Total operating profit      296         258
     Interest and corporate
       expenses-net                    (37)        (36)
     Income taxes                      (93)        (84)
           Net income               $  166      $  138

     * Operating profit of Financial Services includes the effect of interest expense.

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the three months ended January 31, 1996 and 1995 of 262,229,000 and 259,457,000, respectively, on a post-split basis. On November 15, 1995, the Company declared a three-for-one stock split in the form of a 200 percent stock dividend effective November 17, 1995. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

(10) In December 1995, the Company granted options to employees for the purchase of 1,676,953 shares of common stock at an exercise price of $34.13 per share. At January 31, 1996, options for 7,723,823 shares were outstanding at option prices
      in a range of $7.77 to $34.13 per share and a total of 5,717,270 shares remained available for the granting of future
      options.

(11) On February 28, 1996, the stockholders approved an amendment to the 1991 John Deere Stock Option Plan which extends the period for grants to eligible employees under the stock option
      plan to December 31, 2000 and increased by 10,500,000 on a post-split basis the number of shares for which stock options
      and stock appreciation rights may be granted under this plan.
      The stockholders also approved an amendment to the 1989
John
      Deere Restricted Stock Plan, which extends the period for grants under this restricted stock plan for up to an additional 10 years by extending the allowable ending date for
      restriction periods to October 31, 2009.

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

      The charge mainly represents the cost of employment reductions to be implemented during 1993 and the next few years. As of
      January 31, 1996, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 85 percent complete.

(14)  During November 1995, in concurrence with the adoption of
"A
      Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities -
Questions
      and Answers," the Company transferred all its
held-to-maturity
      debt securities to the available-for-sale category.
Held-to-
      maturity debt securities are carried at amortized cost. Available-for-sale securities are carried at fair value with
      unrealized gains and losses after income taxes shown as a separate component of stockholders' equity. The amortized cost of these debt securities at the time of transfer was
$484
      million and the unrealized gain was $29 million ($19 million after income taxes). Although the Company's intention to hold a majority of its debt securities to maturity has not changed, the transfer was made to increase flexibility in responding to future changes.

(15) In the first quarter of 1996, Deere & Company purchased 40 percent of Sunstate Equipment Company, which is a regional rental equipment company based in Phoenix, Arizona. Deere
&
      Company also made an additional investment in its unconsolidated affiliate in Brazil.

(16) On February 28, 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock.
      At the Company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. The purpose of the stock
      repurchase program is to enhance shareholder value.

(17) On February 29, 1996, the Company announced that it will build a new facility for the production of off-highway diesel engines in Torreon, State of Coahuila, Mexico. The factory is
      being built to expand production capacity for the Company's 300-series diesel engines to meet future growth opportunities.
      The size of the new facility is estimated to be approximately
      400,000 to 500,000 square feet and construction will begin in
      April 1996, with initial engine production scheduled for late
      1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record first quarter net income of
$166.2
million or $.63 per share, an increase of 20 percent compared with
1995 first quarter net income of $138.4 million or $.53 per share.
Results of both the Equipment and Financial Services Operations improved compared with a year ago, reflecting the continued strong retail demand in most of the Company's major markets.

Worldwide net sales and revenues increased 11 percent to $2,318 million in the first quarter of 1996 compared with $2,088 million last year. Net sales to dealers of agricultural, industrial and lawn and grounds care equipment totaled $1,937 million in the first quarter of 1996, an increase of 12 percent from sales of $1,731 million last year. All of the equipment businesses reported higher net sales during the quarter compared with last year.  Export sales
from the United States continued to strengthen and totaled $308 million, a gain of 19 percent over last year's export sales of $259 million. Additionally, overseas net sales and physical volume of sales were 33 percent and 24 percent higher, respectively, in the first quarter of 1996 compared with the same period a year ago. Overall, the Company's worldwide physical volume of net sales to dealers increased eight percent in the first quarter compared with last year, an increase which was slightly lower than anticipated due to shipping delays related to the extreme winter weather conditions in North America.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $116.1 million in the first quarter of 1996 compared with
$95.8 million last year. Worldwide agricultural and industrial equipment operating profits for the quarter were higher compared with last year, primarily due to increased production and sales volumes. Overseas results continued to improve significantly, reflecting higher sales and production volumes as well as continued cost improvements. Operating profits for the lawn and grounds care equipment operations declined compared with last year, reflecting higher selling and promotional expenses associated with new products, coupled with increased returns and allowances for hand-held products. The ratio of cost of goods sold to net sales of the
Equipment Operations decreased from 78.2 percent in the first quarter of 1995 to 77.8 percent in the same period this year. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense. Additional information on business segments is presented in Note 8 to the interim financial statements.

Net income of the Company's credit operations was $34.5 million for
the first quarter of 1996 compared to $29.7 million last year.
The
increase in income resulted primarily from a larger average receivable and lease portfolio financed, slightly offset by lower financing spreads. Total revenues of the credit operations increased 17 percent from $142 million in the first quarter of 1995 to $166 million in the first quarter of 1996.  The average
balance
of receivables and leases financed was 19 percent higher than in the
first three months of last year. Interest expense increased 19 percent compared with the first quarter of 1995 primarily as a result of an increase in average borrowings. The credit subsidiaries' consolidated ratio of earnings to fixed charges was
1.73 to 1 during the first three months this year compared with
1.75
to 1 in the comparable period of 1995.

Net income from insurance operations was $9.6 million in the first quarter of 1996 compared with $8.2 million last year, reflecting improved underwriting results and a lower effective tax rate, partially offset by lower investment income. For the three-month period, insurance premiums increased five percent in 1996 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased one percent this year.

Net income from health care operations was $4.6 million in the first quarter of 1996 compared with $4.9 million last year. Although managed care membership grew by 15 percent from a year ago, health care premiums and administrative services revenues decreased four percent in the first three months of 1996 compared with the same period last year due to a shift from insured to self-insured accounts. Total claims, benefits, and selling, administrative and general expenses decreased four percent this year also due to the shift from insured to self-insured business.

The high level of worldwide retail sales of John Deere agricultural equipment in the first quarter provides a solid base for operations during the remainder of the year. The continued strong worldwide demand for agricultural commodities, coupled with lower than anticipated harvest yields, have resulted in substantial increases in commodity prices. Additionally, world grain stocks, relative to use, are currently at the lowest levels in more than 35 years. The
Company believes these positive conditions are maintaining farmers' confidence at very high levels, which should result in continued strong demand for new and used agricultural equipment.

North American demand for John Deere industrial and lawn and grounds care equipment and Financial Services products also remained strong during the first quarter of 1996. The markets for these products are benefiting from the positive effects of lower interest rates and the solid economic fundamentals of most of the markets in which the
Company competes.

In response to these positive market conditions and based on current
1996 production schedules, the Company's worldwide physical volume of sales to dealers for 1996 is expected to increase by approximately five percent compared with 1995. During the second quarter, the worldwide physical volume of sales is expected to increase approximately 11 percent compared with last year.

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

Negative cash flows from operating activities of $394 million in the first quarter of 1996 resulted from the normal seasonal increases in
Company-owned inventories and dealer receivables, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with payment of dividends, purchases of property and equipment, and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

In the first quarter of 1995, the negative cash flows from operating activities of $296 million resulted from the normal seasonal increases in Company-owned inventories and dealer receivables, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirements for operating activities, along with cash required for increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, increased $118 million during the first quarter reflecting the normal seasonal increase.

Dealer receivables were $362 million higher than one year ago primarily due to a higher level of retail demand and higher dealer inventories of used equipment.  The ratios of worldwide net
dealer
accounts and notes receivable to the last 12 months' net sales were
37 percent at January 31, 1996, 37 percent at October 31, 1995
and
38 percent at January 31, 1995. North American agricultural equipment and lawn and grounds care equipment dealer receivables increased approximately $210 million and $65 million, respectively, compared with the levels 12 months earlier, while industrial equipment dealer receivables were approximately equal to one year ago. Total overseas dealer receivables were approximately $85 million higher than a year ago. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was
nine percent at January 31, 1996, eight percent at October 31,
1995
and seven percent at January 31, 1995.


Company-owned inventories at January 31, 1996 have increased by $259 million compared with the end of the previous fiscal year and
$37 million compared to January 31, 1995, reflecting a normal seasonal increase in the first quarter and increased sales and production volumes from a year ago.

Total interest-bearing debt of the Equipment Operations was
$1,308
million at January 31, 1996 compared with $1,099 million at the end of fiscal year 1995 and $1,422 million at January 31, 1995. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 29 percent, 26 percent and 35 percent at January 31, 1996, October 31, 1995 and January 31, 1995, respectively.

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

During the first quarter of 1996, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables. Cash provided from Financial Services operating activities was $52 million in the current quarter. Cash provided by financing activities totaled $77 million in 1996, resulting from a
$120 million increase in total borrowings, which was partially offset by payment of a $43 million dividend to the Equipment Operations. Cash used for investing activities totaled $155 million in the current quarter, primarily due to the cost of credit receivables acquired exceeding collections. Cash and cash equivalents decreased $26 million during the first quarter.

In the first quarter of last year, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables and cash and cash equivalents. Cash provided from Financial Services operating activities was $78 million in the first quarter of 1995. Cash provided by financing activities totaled $316 million in 1995, resulting from a $343 million increase in total borrowings, which was partially offset by a $27 million dividend to the Equipment Operations. Cash used for investing activities totaled $162 million in 1995, primarily due to the cost of credit receivables acquired exceeding collections. Cash and cash equivalents increased $232 million during the first quarter of last year.

Marketable securities consist primarily of debt securities held by
the insurance and health care operations in support of their obligations to policyholders. During the first quarter of 1996, marketable securities increased $26 million due to the transfer of debt securities from the held-to-maturity category to the
available-
for-sale category in November 1995 (see note 14) and an increase in
the unrealized gain associated with all marketable securities. During the past 12 months, marketable securities have decreased $248 million primarily from the sale of the John Deere Life Insurance
Company in 1995.

Credit receivables increased by $170 million in the first quarter of
1996 and $844 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the last 12 months due to the cost of credit receivables acquired exceeding collections, which was partially offset by the sale of retail notes during the same period. Total acquisitions of credit receivables were 24 percent higher in the first quarter of 1996 compared with the same period last year. This significant increase resulted from increased acquisitions of retail notes, revolving charge
accounts,
leases and wholesale receivables.  At January 31, 1996, the
levels
of retail notes, revolving charge accounts, leases and wholesale receivables were all higher than one year ago. Credit receivables administered by the credit subsidiaries, which include
receivables
previously sold, amounted to $6,466 million at January 31, 1996 compared with $6,526 million at October 31, 1995 and $5,540 million at January 31, 1995.  At January 31, 1996, the unpaid balance of all
retail notes previously sold was $1,051 million compared with
$1,278
million at October 31, 1995 and $952 million at January 31, 1995.

Additional sales of retail notes are expected to be made in the future.

Total outside interest-bearing debt of the credit subsidiaries was
$4,682 million at January 31, 1996 compared with $4,217 million at
the end of fiscal year 1995 and $4,009 million at January 31,
1995.
Total outside borrowings increased during the first quarter of
1996
and the past 12 months, generally corresponding with the level of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1 at January 31, 1996 compared with 6.1 to 1 at October 31, 1995 and 5.7 to 1 at January 31, 1995.

The Capital Corporation issued $50 million and retired $48 million of medium-term notes during the current quarter.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,138 million at January 31, 1996, $988 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.



Stockholders' equity was $3,227 million at January 31, 1996 compared with $3,085 million at October 31, 1995 and $2,624 million at January 31, 1995. The increase of $142 million in the first three months of 1996 resulted primarily from net income of $166 million and an increase in the unrealized gain on marketable securities of
$26 million (see note 14), partially offset by dividends declared of
$52 million.

In February 1996, the Company announced its intention to
repurchase
$500 million of Deere & Company common stock (see note 16).  The
Company also announced that it will build a new 400,000 to
500,000
square foot engine production facility in Mexico (see note 17).

The Board of Directors at its meeting on February 28, 1996 declared a quarterly dividend of 20 cents per share payable May 1, 1996 to stockholders of record on March 31, 1996.

                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note (12) to the Interim Financial Statements.

Item 2.  Changes in Securities

         On November 15, 1995, the Company declared a three-for-one stock split in the form of a 200 percent stock dividend to stockholders of record on November 17, 1995.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of stockholders was held on November 15, 1995. The purpose of the meeting was to approve an amendment to Article Four of the Company's restated Certificate of Incorporation increasing the number of shares of stock the Company is authorized to issue from 203 million (200 million in common stock and 3 million in preferred stock) to 609 million (600 million in common stock and 9 million in preferred stock). The increase in authorized shares was necessary to provide the Company with authority to issue a sufficient number of shares to effect a three-for-one stock split. There were 71,753,934 votes cast for the proposal, 1,544,947 votes against the proposal and 82,905 abstentions.

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

  (b)    Reports on Form 8-K

         Current Report on Form 8-K dated November 15, 1995 (Item
5).
         Current Report on Form 8-K dated November 30, 1995 (Item

  7).






SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  March 6, 1996         By /s//Robert W. Lane
                                Robert W. Lane
                                Senior Vice President,
                                Principal Financial Officer
                                and Principal Accounting Officer

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