Form 10-K405/A
period 1995-10-31
DEERE & CO
filed 1996-04-26
CIK 315189

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                 FORM 10-K405/A
                                 --------------
                                 AMENDMENT NO. 1
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1995 was $9,218,374,986. At December 31, 1995, 262,301,214 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 28, 1996 are incorporated by reference in Part III.
===============================================================================
                                  Page 1 of 48
                            Index To Exhibits on Page 3

Pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the undersigned registrant (the "Registrant") hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K405 for the fiscal year ended October 31, 1995 to include the information and financial statements required by Form 11-K with respect to The John Deere Savings and Investment Plan and The John Deere Tax Deferred Savings Plan For Hourly and Incentive Paid Employees (the "Plans") for the year ended October 31, 1995 as set forth in the pages attached hereto:

     Index to Exhibits and Exhibits revised to add Exhibits 23.2, 23.3,
     99.3 and 99.4, copies of which are attached, consisting of the Consents of the Independent Auditors, Independent Auditors' Report, and the Audited Financial Statements, Notes to Financial Statements, and Supplemental Schedules of the Plans.

                              INDEX TO EXHIBITS

Exhibit                                                                    Page
3.1  Certificate of incorporation, as amended***

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

                                       3


Exhibit                                                                    Page

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

                                       4


Exhibit                                                                    Page

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

11.   Computation of net income per share***

12.   Computation of ratio of earnings to fixed charges***

13.   Not applicable

16.   Not applicable

18.   Not applicable

21.   Subsidiaries***

22.   Not applicable

23.1  Consent of Deloitte & Touche LLP with respect to the Independent Audit
      Report for the October 31, 1995 financial statements of Deere &
      Company***

23.2  Consent of Deloitte & Touche LLP with respect to the Independent Audit
      Report for the John Deere Savings and Investment Plan                      8

23.3  Consent of Deloitte & Touche LLP with respect to the Independent Audit
      Report for the John Deere Tax Deferred Savings Plan For Hourly and
      Incentive Paid Employees                                                   9

24.   Not applicable

27.   Financial Data Schedule***

28.   Not applicable

99.1  Press Release dated December 9, 1987 announcing adoption of
      Shareholder Rights Plan (Exhibit 99.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

                                       5


Exhibit                                                                    Page

99.2 Form of Letter to Shareholders dated December 10, 1987 describing
     Shareholder Rights Plan (Exhibit 99.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

99.3 John Deere Savings And Investment Plan                                   10

          Independent Auditors' Report

          Statements of Net Assets Available For Benefits as of
          October 31, 1995 and 1994

          Statements of Changes in Net Assets Available For Benefits for the years ended October 31, 1995 and 1994

          Notes to Financial Statements

          Supplemental Schedules

99.4 John Deere Tax Deferred Savings Plan For Hourly And Incentive Paid
     Employees                                                                30

          Independent Auditors' Report

          Statements of Net Assets Available For Benefits as of
          October 31, 1995 and 1994

          Statements of Changes in Net Assets Available For Benefits for the years ended October 31, 1995 and 1994

          Notes to Financial Statements

          Supplemental Schedules

     *Incorporated by reference. Copies of these exhibits are available from the Company upon request.

     **Compensation plan or arrangement filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.

     ***Copies of these exhibits were filed with the Commission with the original Annual Report of the Company on Form 10-K405 for the fiscal year ended October 31, 1995.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K405 to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DEERE & COMPANY




                              By:  /s/ M. S. Plunkett
                                   ------------------
                                       M. S. Plunkett
                              Senior Vice President





Date:  April 25, 1996