Form 10-Q
period 1996-04-30
DEERE & CO
filed 1996-06-06
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                            ___________________

                                 FORM 10-Q
                            ___________________

                Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 1996


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

     At April 30, 1996, 260,860,535 shares of common stock, $1 par value, of the registrant were outstanding.

________________________________________________________________________

                            Page 1 of 24 Pages.
                       Index to Exhibits:  Page 21.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                    CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME                   (Deere & Company and
Three Months Ended April 30                        Consolidated Subsidiaries)
Millions of dollars except per share amounts      Three Months Ended April 30
(Unaudited)                                             1996          1995
Net Sales and Revenues
Net sales of equipment                                 $2,699.7     $2,452.9
Finance and interest income                               185.1        160.0
Insurance and health care premiums                        162.3        152.4
Investment income                                          17.7         23.2
Other income                                               23.9         23.2
    Total                                               3,088.7      2,811.7

Costs and Expenses
Cost of goods sold                                      2,045.0      1,862.9
Research and development expenses                          97.1         82.3
Selling, administrative and general expenses              282.3        254.4
Interest expense                                          103.4        102.6
Insurance and health care claims and benefits             125.3        118.0
Other operating expenses                                   10.1         20.6
    Total                                               2,663.2      2,440.8

Income of Consolidated Group Before Income Taxes          425.5        370.9
Provision for income taxes                                155.8        136.9
Income of Consolidated Group                              269.7        234.0

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance
    Health care
    Other                                                   3.0          3.0
        Total                                               3.0          3.0
Net Income                                             $  272.7     $  237.0

Net income per share, primary and fully diluted        $    1.04     $    .92

See Notes to Interim Financial Statements.
Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                         EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME                        (Deere & Company with
Financial
Three Months Ended April 30                     Services on the Equity Basis)
Millions of dollars except per share amounts    Three Months Ended April 30
(Unaudited)                                            1996         1995
Net Sales and Revenues
Net sales of equipment                                 $2,699.7     $2,452.9
Finance and interest income                                27.5         21.9
Insurance and health care premiums
Investment income
Other income                                                1.8          5.8
    Total                                               2,729.0      2,480.6

Costs and Expenses
Cost of goods sold                                      2,051.0      1,867.6
Research and development expenses                          97.1         82.3
Selling, administrative and general expenses              201.9        181.3
Interest expense                                           31.5         34.8
Insurance and health care claims and benefits
Other operating expenses                                    2.4         10.5
    Total                                               2,383.9      2,176.5

Income of Consolidated Group Before Income Taxes          345.1        304.1
Provision for income taxes                                127.8        112.5
Income of Consolidated Group                              217.3        191.6

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                                 40.0         34.4
    Insurance                                               8.7          4.2
    Health care                                             3.7          3.8
    Other                                                   3.0          3.0
        Total                                              55.4         45.4
Net Income                                             $  272.7     $  237.0

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                         FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per share amounts       Three Months Ended April 30
(Unaudited)                                            1996         1995
Net Sales and Revenues
Net sales of equipment
Finance and interest income                          $  160.2     $  139.7
Insurance and health care premiums                      171.2        163.8
Investment income                                        17.7         23.2
Other income                                             22.1         18.2
    Total                                               371.2        344.9

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general expenses             82.4         75.8
Interest expense                                         74.2         69.4
Insurance and health care claims and benefits           126.6        122.8
Other operating expenses                                  7.6         10.2
    Total                                               290.8        278.2

Income of Consolidated Group Before Income Taxes         80.4         66.7
Provision for income taxes                               28.0         24.3
Income of Consolidated Group                             52.4         42.4

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance
    Health care
    Other
        Total
Net Income                                           $   52.4     $   42.4

DEERE & COMPANY                                            CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME                      (Deere & Company and
Six Months Ended April 30                            Consolidated Subsidiaries)
Millions of dollars except per share amounts           Six Months Ended April 30
(Unaudited)                                               1996           1995
Net Sales and Revenues
Net sales of equipment                                  $ 4,636.4      $4,183.4
Finance and interest income                                 365.3         313.6
Insurance and health care premiums                          325.7         314.2
Investment income                                            34.2          49.0
Other income                                                 44.6          39.0
    Total                                                 5,406.2       4,899.2

Costs and Expenses
Cost of goods sold                                        3,546.2       3,212.6
Research and development expenses                           177.1         149.3
Selling, administrative and general expenses                520.7         476.0
Interest expense                                            202.2         190.9
Insurance and health care claims and benefits               252.6         246.5
Other operating expenses                                     23.6          31.6
    Total                                                 4,722.4       4,306.9

Income of Consolidated Group Before Income Taxes            683.8         592.3
Provision for income taxes                                  249.3         220.4
Income of Consolidated Group                                434.5         371.9

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance                                                                 .7
    Health care
    Other                                                     4.4           2.9
        Total                                                 4.4           3.6

Net Income                                              $   438.9      $  375.5

Net income per share, primary and fully diluted        $      1.67    $    1.45

See Notes to Interim Financial Statements.
Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME                          (Deere & Company with
Financial
Six Months Ended April 30                         Services on the Equity Basis)
Millions of dollars except per share amounts         Six Months Ended April 30
(Unaudited)                                              1996           1995
Net Sales and Revenues
Net sales of equipment                                  $ 4,636.4      $4,183.4
Finance and interest income                                  58.0          45.7
Insurance and health care premiums
Investment income
Other income                                                  7.5          11.9
    Total                                                 4,701.9       4,241.0

Costs and Expenses
Cost of goods sold                                        3,558.7       3,220.8
Research and development expenses                           177.1         149.3
Selling, administrative and general expenses                369.4         335.8
Interest expense                                             58.5          62.5
Insurance and health care claims and benefits
Other operating expenses                                      9.3          16.3
    Total                                                 4,173.0       3,784.7

Income of Consolidated Group Before Income Taxes            528.9         456.3
Provision for income taxes                                  195.5         168.9
Income of Consolidated Group                                333.4         287.4

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                                   74.5          64.1
    Insurance                                                18.2          12.4
    Health care                                               8.4           8.7
    Other                                                     4.4           2.9
        Total                                               105.5          88.1
Net Income                                             $   438.9      $  375.5

DEERE & COMPANY                                           FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per share amounts           Six Months Ended April 30
(Unaudited)                                               1996           1995
Net Sales and Revenues
Net sales of equipment
Finance and interest income                             $   311.6      $  270.9
Insurance and health care premiums                          344.6         335.5
Investment income                                            34.2          49.0
Other income                                                 38.4          28.7
    Total                                                   728.8         684.1

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general expenses                157.7         146.3
Interest expense                                            147.6         131.4
Insurance and health care claims and benefits               254.4         255.0
Other operating expenses                                     14.2          15.4
    Total                                                   573.9         548.1

Income of Consolidated Group Before Income Taxes            154.9         136.0
Provision for income taxes                                   53.8          51.5
Income of Consolidated Group                                101.1          84.5

Equity in Income of Unconsolidated
    Subsidiaries and Affiliates
    Credit
    Insurance                                                                 .7
    Health care
    Other
        Total                                                                 .7

Net Income                                              $   101.1      $   85.2

DEERE & COMPANY                                       CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET                  (Deere & Company and
                                                      Consolidated Subsidiaries)
Millions of dollars except per share amount    April 30   October 31   April 30
(Unaudited)                                     1996        1995         1995
Assets
Cash and short-term investments               $   278.1   $   363.7    $  520.8
Cash deposited with unconsolidated subsidiaries
    Cash and cash equivalents                     278.1       363.7       520.8
Marketable securities                             850.1       829.7     1,135.1
Receivables from unconsolidated
    subsidiaries and affiliates                     8.8         2.3         3.0
Dealer accounts and notes receivable - net      3,830.7     3,259.7     3,588.5
Credit receivables - net                        5,308.1     5,345.2     4,286.2
Other receivables                                 504.6       492.4       506.3
Equipment on operating leases - net               320.5       258.8       234.1
Inventories                                     1,066.7       720.8       996.3
Property and equipment - net                    1,281.9     1,335.6     1,292.6
Investments in unconsolidated subsidiaries
    and affiliates                                174.4       115.2       154.2
Intangible assets - net                           321.3       305.0       280.3
Deferred income taxes                             631.4       639.8       679.8
Other assets and deferred charges                 177.7       179.2       214.2
        Total                                 $14,754.3   $13,847.4   $13,891.4

Liabilities and Stockholders' Equity
Short-term borrowings                         $ 3,619.9   $ 3,139.8   $ 3,006.9
Payables to unconsolidated subsidiaries
    and affiliates                                 32.3        27.5        30.8
Accounts payable and accrued expenses           2,528.1     2,533.0     2,395.4
Insurance and health care claims and reserves     451.4       470.3       783.9
Accrued taxes                                     101.7        72.8       143.9
Deferred income taxes                              16.3        15.6        14.1
Long-term borrowings                            2,311.8     2,175.8     2,341.4
Retirement benefit accruals and other
 liabilities                                    2,349.9     2,327.2     2,318.1
    Total liabilities                          11,411.4    10,762.0    11,034.5

Common stock, $1 par value (issued shares
     at April 30, 1996 - 263,832,368)           1,757.3     1,728.7     1,502.6
Retained earnings                               2,024.5     1,690.3     1,634.6
Minimum pension liability adjustment             (300.4)     (300.4)     (248.4)
Cumulative translation adjustment                 (19.6)      (11.6)       (8.0)
Unrealized gain (loss) on marketable
securities                                         12.3         3.6        (1.5)
Unamortized restricted stock compensation         (11.3)      (12.1)      (10.1)
Common stock in treasury, at cost                (119.9)      (13.1)      (12.3)
     Total stockholders' equity                 3,342.9     3,085.4     2,856.9
        Total                                 $14,754.3    13,847.4   $13,891.4


See Notes to Interim Financial Statements.
 Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET                   (Deere & Company with
Financial
                                                  Services on the Equity Basis)
Millions of dollars except per share amount     April 30    October 31  April 30
(Unaudited)                                     1996        1995        1995
Assets
Cash and short-term investments                $   77.1    $   71.0   $  101.6
Cash deposited with unconsolidated subsidiaries
    Cash and cash equivalents                                 460.1      328.4
Marketable securities                               77.1      531.1       430.0
Receivables from unconsolidated
    subsidiaries and affiliates                     88.5       55.5        82.2
Dealer accounts and notes receivable - net       3,830.7    3,259.7     3,588.5
Credit receivables - net                            97.9      118.3       107.3
Other receivables                                    7.3        3.2
Equipment on operating leases - net                121.1      119.3       106.0
Inventories                                      1,066.7      720.8       996.3
Property and equipment - net                     1,233.6    1,295.0     1,256.7
Investments in unconsolidated subsidiaries
    and affiliates                               1,450.0    1,378.4     1,343.7
Intangible assets - net                            312.2      295.4       264.9
Deferred income taxes                              576.8      578.9       619.4
Other assets and deferred charges                  110.6      108.5       115.8
        Total                                   $8,972.5   $8,464.1    $8,910.8
Liabilities and Stockholders' Equity
Short-term borrowings                           $  652.5   $  395.7    $  872.6
Payables to unconsolidated subsidiaries
    and affiliates                                  57.3       27.5        31.4
Accounts payable and accrued expenses            1,786.6    1,859.9     1,679.9
Insurance and health care claims and reserves
Accrued taxes                                       98.8       72.4       143.4
Deferred income taxes                               16.3       15.6        14.1
Long-term borrowings                               691.2      702.9     1,017.7
Retirement benefit accruals and other
liabilities                                      2,326.9    2,304.7     2,294.8
    Total liabilities                            5,629.6    5,378.7     6,053.9

Common stock, $1 par value (issued shares
     at April 30, 1996 - 263,832,368)            1,757.3    1,728.7     1,502.6
Retained earnings                                2,024.5    1,690.3     1,634.6
Minimum pension liability adjustment             (300.4)    (300.4)     (248.4)
Cumulative translation adjustment                 (19.6)     (11.6)       (8.0)
Unrealized gain (loss) on marketable securities    12.3        3.6        (1.5)
Unamortized restricted stock compensation         (11.3)     (12.1)      (10.1)
Common stock in treasury, at cost                (119.9)     (13.1)      (12.3)
     Total stockholders' equity                 3,342.9    3,085.4     2,856.9
        Total                                  $8,972.5   $8,464.1    $8,910.8

DEERE & COMPANY                                        FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

Millions of dollars except per share amount     April 30    October 31  April 30
(Unaudited)                                     1996        1995        1995
Assets
Cash and short-term investments                $  201.0   $  292.7    $  419.2
Cash deposited with unconsolidated subsidiaries
    Cash and cash equivalents                     201.0      292.7       419.2
Marketable securities                             850.1      829.7     1,135.1
Receivables from unconsolidated
    subsidiaries and affiliates                    25.0                     .6
Dealer accounts and notes receivable - net
Credit receivables - net                        5,210.3    5,226.9     4,178.9
Other receivables                                 498.3      490.2       507.3
Equipment on operating leases - net               199.4      139.5       128.1
Inventories
Property and equipment - net                       48.2       40.6        35.9
Investments in unconsolidated subsidiaries
    and affiliates                                                         53.2
Intangible assets - net                             9.1        9.6        15.4
Deferred income taxes                              54.5       61.0        60.5
Other assets and deferred charges                  67.4       70.6        98.4
        Total                                  $7,163.3   $7,160.8    $6,632.6

Liabilities and Stockholders' Equity
Short-term borrowings                          $2,967.3   $2,744.1    $2,134.3
Payables to unconsolidated subsidiaries
    and affiliates                                 79.8      513.3       407.6
Accounts payable and accrued expenses             742.5      674.1       716.6
Insurance and health care claims and reserves     451.4      470.3       783.9
Accrued taxes                                       2.9         .3          .5
Deferred income taxes
Long-term borrowings                            1,620.6    1,472.9     1,323.7
Retirement benefit accruals and other
liabilities                                        23.2       22.6        23.3
    Total liabilities                           5,887.7    5,897.6     5,389.9

Common stock, $1 par value (issued shares
     at April 30, 1996 - 263,832,368)            209.4       209.4       209.4
Retained earnings                              1,057.5     1,054.3     1,038.2
Minimum pension liability adjustment
Cumulative translation adjustment                (3.6)       (4.1)       (3.4)
Unrealized gain (loss) on marketable
securities                                       12.3         3.6        (1.5)
Unamortized restricted stock compensation
Common stock in treasury, at cost
     Total stockholders' equity                1,275.6     1,263.2     1,242.7
        Total                                 $7,163.3    $7,160.8    $6,632.6

DEERE & COMPANY                                            CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS             (Deere & Company
Six Months Ended April 30                            Consolidated Subsidiaries)
                                                     Six Months Ended April 30
Millions of dollars  (Unaudited)                     1996            1995
Cash Flows from Operating Activities
Net income                                           $    438.9      $  375.5
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities          (787.6)       (739.5)
        Net cash provided by (used for) operating
activities                                               (348.7)       (364.0)

Cash Flows from Investing Activities
Collections and sales of credit receivables             2,788.5       2,454.3
Proceeds from maturities and sales of marketable
securities                                                 61.3          68.3
Cost of credit receivables acquired                    (2,756.0)     (2,307.5)
Purchases of marketable securities                        (68.2)        (74.6)
Purchases of property and equipment                      (101.5)        (82.5)
Cost of operating leases acquired                        (128.1)        (63.1)
Acquisitions of businesses                                (39.5)
Other                                                      77.5          76.5
        Net cash provided by (used for)
  investing activities                                   (166.0)         71.4

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings              600.0         797.5
Change in intercompany receivables/payables
Proceeds from long-term borrowings                        175.0         405.0
Principal payments on long-term borrowings               (156.8)       (546.3)
Proceeds from issuance of common stock                     29.4           9.6
Repurchases of common stock                              (112.1)         (3.1)
Dividends paid                                           (104.9)        (95.1)
Other                                                       (.1)         (1.8)
        Net cash provided by (used for)
 financing activities                                     430.5         565.8

Effect of Exchange Rate Changes on Cash                   (1.4)          2.2

Net Increase (Decrease) in Cash and Cash Equivalents     (85.6)        275.4
Cash and Cash Equivalents at Beginning of Period         363.7         245.4
Cash and Cash Equivalents at End of Period          $    278.1      $  520.8


See Notes to Interim Financial Statements.
Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services".
Transactions between the "Equipment
operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                            EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS   (Deere & Company with Financial
Six Months Ended April 30                         Services on the Equity Basis)
                                                     Six Months Ended April 30
Millions of dollars  (Unaudited)                         1996            1995
Cash Flows from Operating Activities
Net income                                           $    438.9      $  375.5
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities          (799.8)       (810.6)
        Net cash provided by (used for) operating
activities                                               (360.9)       (435.1)

Cash Flows from Investing Activities
Collections and sales of credit receivables                30.3          26.0
Proceeds from maturities and sales of marketable securities
Cost of credit receivables acquired                       (10.3)        (17.4)
Purchases of marketable securities
Purchases of property and equipment                       (89.9)        (75.7)
Cost of operating leases acquired                         (22.2)        (38.7)
Acquisitions of businesses                                (39.5)
Other                                                     (20.7)         31.2
        Net cash provided by (used for) investing
 activities                                              (152.3)        (74.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings              283.7         817.6
Change in intercompany receivables/payables                (1.6)        109.4
Proceeds from long-term borrowings
Principal payments on long-term borrowings                (33.8)         (3.1)
Proceeds from issuance of common stock                     29.4           9.6
Repurchases of common stock                              (112.1)         (3.1)
Dividends paid                                           (104.9)        (95.1)
Other                                                       (.1)         (1.8)
        Net cash provided by (used for) financing
 activities                                                60.6         833.5

Effect of Exchange Rate Changes on Cash                    (1.4)          2.2

Net Increase (Decrease) in Cash and Cash Equivalents     (454.0)        326.0
Cash and Cash Equivalents at Beginning of Period          531.1         104.0
Cash and Cash Equivalents at End of Period           $     77.1      $  430.0

DEERE & COMPANY                                            FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
                                                     Six Months Ended April 30
Millions of dollars (Unaudited)                         1996            1995
Cash Flows from Operating Activities
Net income                                           $    101.1      $   85.2
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities             9.0          13.2
        Net cash provided by (used for) operating
 activities                                               110.1          98.4

Cash Flows from Investing Activities
Collections and sales of credit receivables             2,758.2       2,428.3
Proceeds from maturities and sales of marketable
 securities                                                61.3          68.3
Cost of credit receivables acquired                    (2,745.7)     (2,290.1)
Purchases of marketable securities                        (68.2)        (74.6)
Purchases of property and equipment                       (11.6)         (6.8)
Cost of operating leases acquired                        (105.9)        (24.4)
Acquisitions of businesses
Other                                                      98.1          45.3
        Net cash provided by (used for)
  investing activities                                    (13.8)        146.0

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings              316.4         (20.1)
Change in intercompany receivables/payables              (458.5)        219.1
Proceeds from long-term borrowings                        175.0         405.0
Principal payments on long-term borrowings               (123.0)       (543.3)
Proceeds from issuance of common stock
Repurchases of common stock
Dividends paid                                            (97.9)        (27.3)
Other
        Net cash provided by (used for)
 financing activities                                    (188.0)         33.4

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and Cash Equivalents      (91.7)        277.8
Cash and Cash Equivalents at Beginning of Period          292.7         141.4
Cash and Cash Equivalents at End of Period           $    201.0      $  419.2

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

(3)  An analysis of the Company's retained earnings follows in millions of dollars:
                              Three Months           Six Months
                                 Ended                  Ended
                                April 30               April 30
                            1996       1995        1996       1995
     Balance, beginning
       of period........  $1,804.2   $1,444.9    $1,690.3   $1,353.9
     Net income.........     272.7      237.0       438.9      375.5
     Dividends declared.     (52.4)     (47.3)     (104.7)     (94.8)
     Balance, end of
       period...........  $2,024.5   $1,634.6    $2,024.5   $1,634.6


(4) An analysis of the cumulative translation adjustment in millions of dollars follows:

                                    Three Months       Six Months
                                       Ended             Ended
                                      April 30          April 30
                                   1996     1995     1996     1995

     Balance, beginning
       of period................  $(23.5)  $(33.9)  $(11.6)  $(17.9)
     Translation adjustments....     4.3     26.4     (7.1)    10.4
     Income taxes applicable to
       translation adjustments..     (.4)     (.5)     (.9)     (.5)
     Balance, end of period.....  $(19.6)  $ (8.0)  $(19.6)  $ (8.0)

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                  April 30   October 31   April 30
                                    1996        1995        1995
     Raw materials and
       supplies................   $  222      $  223      $  229
     Work-in-process...........      425         343         446
     Finished machines and
       parts...................    1,382       1,100       1,284
     Total FIFO value..........    2,029       1,666       1,959
     Adjustment to LIFO
       basis...................      962         945         963
     Inventories...............   $1,067      $  721      $  996

(6) During the first six months of 1996, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes of $610 million. At April 30, 1996, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,319 million. At April 30, 1996, the Company's maximum exposure under all credit receivable recourse provisions was $194 million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $33 million as collateral for bank borrowings as of April 30, 1996.

     At April 30, 1996, the Company had commitments of approximately $66 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                               Three Months Ended    Six Months Ended
                                    April 30             April 30
                                              %                    %
                              1996    1995  Change 1996    1995  Change

Net sales:
  Agricultural equipment..... $1,639  $1,434  +14  $2,825  $2,456  +15
  Industrial equipment.......    515     500  + 3     958     908  + 6
  Lawn and grounds care
    equipment................    546     519  + 5     853     819  + 4
      Total net sales........  2,700   2,453  +10   4,636   4,183  +11
Financial Services revenues..    360     332  + 8     708     662  + 7
Other revenues...............     28      26  + 8      62      54  +15
      Total net sales and
        revenues............. $3,088  $2,811  +10  $5,406  $4,899  +10

United States and Canada:
  Equipment net sales........ $1,962  $1,882  + 4  $3,358  $3,207  + 5
  Financial Services
    revenues.................    360     332  + 8     708     662  + 7
      Total..................  2,322   2,214  + 5   4,066   3,869  + 5
Overseas net sales...........    738     571  +29   1,278     976  +31
Other revenues...............     28      26  + 8      62      54  +15
      Total net sales and
        revenues............. $3,088  $2,811  +10  $5,406  $4,899  +10

Operating profit:
  Agricultural equipment..... $  255  $  237  + 8  $  403  $  352  +14
  Industrial equipment.......     48      55  -13     100     100
  Lawn and grounds care
    equipment................     81      64  +27     102      92  +11
  Financial Services*........     80      67  +19     155     137  +13
      Total operating profit.    464     423  +10     760     681  +12
Interest and corporate
  expenses-net...............    (35)    (49) -29     (72)    (86) -16
Income taxes.................   (156)   (137) +14    (249)   (220) +13
      Net income............. $  273  $  237  +15  $  439  $  375  +17



* Operating profit of Financial Services includes the effect of interest expense.
(8) Dividends declared and paid on a per share basis were as follows:

                              Three Months         Six Months
                                 Ended                Ended
                                April 30             April 30
                             1996     1995        1996     1995

       Dividends declared... $.20   $.18-1/3      $.40   $.36-2/3
       Dividends paid....... $.20   $.18-1/3      $.40   $.36-2/3

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the six months ended April 30, 1996 and 1995 of 262,199,000 and 259,515,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

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

(11) During the second quarter of 1993, the Company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $.34 per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions to be implemented during 1993 and the next few years. As of April 30, 1996, the expected employment reductions and the disbursement of the $107 million accrual were both approximately 90 percent complete.

(12) During November 1995, in concurrence with the adoption of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers," the Company transferred all its held-to-maturity debt securities to the available-for-sale category. Held-to-maturity debt securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains and losses after income taxes shown as a separate component of stockholders' equity. The amortized cost of these debt securities at the time of transfer was $484 million and the unrealized gain was $29 million ($19 million after income taxes). Although the Company's intention to hold a majority of its debt securities to maturity has not changed, the transfer was made to increase flexibility in responding to future changes in investment needs.

(13) In the first quarter of 1996, Deere & Company purchased 40 percent of Sunstate Equipment Company, which is a regional rental equipment company based in Phoenix, Arizona. Deere &
     Company also made an additional investment in its unconsolidated affiliate in Brazil.

(14) On February 28, 1996, the stockholders approved an amendment to the 1991 John Deere Stock Option Plan which extends the period for grants to eligible employees under the stock option plan to December 31, 2000 and increased by 10,500,000 the number of shares for which stock options and stock appreciation rights may be granted under this plan. At April 30, 1996, 16,222,143 shares remained available for award under the stock option plan. The stockholders also approved an amendment to the 1989 John Deere Restricted Stock Plan, which extends the period for grants under this restricted stock plan for up to an additional 10 years by extending the allowable ending date for restriction periods to October 31, 2009.

(15) On February 28, 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock. At the Company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. The purpose of the stock repurchase program is to enhance shareholder value. During the first six months of 1996, the Company repurchased $75 million of common stock related to this program and $37 million of common stock for ongoing stock option and restricted stock plans.

(16) On February 29, 1996, the Company announced that it will build a new facility for the production of off-highway diesel engines in Torreon, State of Coahuila, Mexico. The factory is being built to expand production capacity for the Company's 300-series diesel engines to meet future growth opportunities. The size of the new facility is estimated to be approximately 400,000 to 500,000 square feet. Construction began in April 1996 and initial engine production is scheduled for late 1997.

(17) On April 23, 1996, the Company announced a $187 million future sale of agricultural equipment to the Ukraine. The deal includes the sale of 1,049 self-propelled combines and related parts and attachments to assist in improving the country's grain production and export earnings. Approximately 60 percent of the combines are expected to be delivered in 1996, and the balance early next year. The Export-Import Bank of the United States is providing loan guarantees to the Ukraine to support the transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record second quarter net income of $272.7 million or $1.04 per share, an increase of 15 percent compared with 1995 second quarter net income of $237.0 million or $.92 per share. Year-to-date net income totaled $438.9 million or $1.67 per share compared with $375.5 million or $1.45 per share for the first six months of 1995. Both the quarterly and six month earnings results represent new Company earnings records, which reflect the continued strong retail demand in most of the Company's major markets. Results of both the Equipment and Financial Services Operations contributed to these record earnings.

Worldwide net sales and revenues increased 10 percent to $3,088 million in the second quarter and increased 10 percent to $5,406 million for the first six months of 1996 compared with $2,811 million and $4,899 million, respectively, last year. Net sales to dealers of agricultural, industrial and lawn and grounds care equipment were $2,700 million in the second quarter and $4,636 million year-to-date this year compared with $2,453 million and $4,183 million, respectively, last year. Export sales from the United States continued to strengthen and totaled $723 million for the first six months, a gain of 12 percent over last year's export sales of $645 million. Additionally, third quarter export sales will benefit from the recently announced sale of self-propelled combines to the Ukraine. The first phase of the $187 million sale will be completed during the third quarter.
Overseas year-to-date net sales and physical volume of sales also continued to increase, rising by 31 percent and 26 percent, respectively, compared with a year ago. Overall, the Company's worldwide physical volume of sales increased eight percent for both the quarter and year-to-date compared with last year.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $217.3 million in the second quarter and $333.4 million year-to-date in 1996 compared with $191.6 million and $287.4 million, respectively, last year. Worldwide agricultural and lawn and grounds care equipment operating profits were higher compared with last year for both the quarter and year-to-date, primarily due to increased production and sales volumes. Worldwide industrial equipment operating profits were lower for the quarter and were approximately the same on a year-to-date basis compared with last year, reflecting higher engine development expenses which offset the impact of higher production and sales volumes. Overseas results continued to improve significantly, reflecting higher production and sales volumes as well as continued cost improvements and a favorable sales mix. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 76.1 percent in the second quarter of 1995 to 76.0 percent in the same period this year. During the first six months of 1996, the ratio of cost of goods sold to net sales was 76.8 percent compared with 77.0 percent in the first half of last year. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment which includes the effect of interest expense. Additional information on business segments is presented in Note 7 to the interim financial statements.

Net income of the Company's credit operations was $40.0 million in the second quarter of 1996 compared with $34.4 million in last year's second quarter. For the first six months of 1996, net income of these subsidiaries was $74.5 million compared with $64.1 million last year. The increases in income resulted primarily from a larger average receivable and lease portfolio financed, partially offset by lower financing spreads. Total revenues of the credit operations increased 15 percent from $158 million in the second quarter of 1995 to $182 million in the current quarter and increased 16 percent in the first half from $300 million last year to $348 million this year. The average balance of receivables and leases financed was 20 percent higher in the second quarter and 19 percent higher in the first six months of 1996 compared with the same periods last year. The resulting increase in average borrowings this year resulted in an eight percent increase in interest expense in the current quarter and a 13 percent increase in the first half of 1996 compared with 1995. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.83 to 1 for the second quarter this year compared with 1.78 to 1 in 1995. This ratio was 1.78 to 1 for the first six months this year compared with 1.76 to 1 in the comparable period of 1995.

Net income from insurance operations was $8.7 million in the second quarter of 1996 compared with $4.2 million last year. For the first six months, net income from these operations was $18.2 million this year compared with $12.4 million in 1995. The increases in income were due to improved underwriting results and a lower effective tax rate this year. Additionally, last year's results were affected by a small loss on the sale of the division's life insurance subsidiary. These increases were partially offset by lower investment income in 1996. For the second quarter, insurance premiums increased one percent in 1996 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased six percent this year. For the six month period, insurance premiums increased three percent in 1996, while total claims, benefits, and selling, administrative and general expense decreased three percent compared with last year.

Net income from health care operations was $3.7 million in the first quarter of 1996 compared with $3.8 million last year. In the first six months, net income from these operations was $8.4 million this year compared with $8.7 million in 1995. Although managed care membership grew by 15 percent from a year ago, health care premiums and administrative services revenues increased only eight percent in the second quarter and two percent in the first six months of 1996 compared with the same periods last year primarily due to a shift in types of coverages being offered and lower overall price realization. Total claims, benefits, and selling, administrative and general expenses increased 10 percent in the second quarter and three percent in the first six months this year compared to the same periods last year.

Outlook

The improved level of both North American and overseas agricultural equipment retail sales in the first six months of 1996 continues to provide a solid base for operations during the remainder of the year. Growing worldwide demand for agricultural commodities and last year's low harvest yields have resulted in strong price levels for grains. World grain stocks, relative to use, remain at very low levels. Additionally, passage of the new 'freedom to farm' bill has further improved the United States farm outlook by establishing substantial transition payments to participating farmers while dropping annual acreage reduction programs. These favorable factors should result in continuing high levels of confidence among farmers, despite marginal winter wheat harvest yields in several areas, and continued relatively low cattle prices. In Europe, the consolidation into fewer but larger farms is expected to continue. This positive environment is expected to result in strong retail demand for new and used agricultural equipment.

North American demand for John Deere industrial equipment, lawn and grounds care equipment, and financial services products also remains good in 1996. Although late spring weather conditions throughout the country have reduced the purchase of lawn and grounds care equipment year-to-date, overall retail demand during the remainder of the year is expected to improve, assuming continued moderate economic growth and a return to more normal weather conditions. Additionally, we expect demand for John Deere products will benefit from the introduction of the Company's new 'Sabre by John Deere' product line. The outlook for industrial equipment also continues to be favorable, primarily due to the high level of new housing starts.

In response to this outlook, the Company's worldwide physical volume of sales to dealers is expected to increase by approximately seven percent compared with 1995, in both the third quarter and fiscal year.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, industrial and lawn and grounds care) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

Negative cash flows from operating activities in the first six months of 1996 resulted from the normal seasonal increases in dealer receivables and Company-owned inventories, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $361 million, along with repurchases of common stock, payment of dividends, purchases of property and equipment and acquisitions of businesses were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings.

In the first half of 1995, negative cash flows from operating activities resulted from the normal seasonal increases in dealer receivables and Company-owned inventories, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $435 million, along with cash required for increases in cash and cash equivalents, payment of dividends and purchases of property and equipment were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $571 million since October 31, 1995 and $242 million from a year ago, reflecting a normal seasonal increase, a higher level of retail demand and higher dealer inventories of used equipment. The ratios of these receivables to the last 12 months net sales were 41 percent at April 30, 1996, 37 percent at October 31, 1995 and 43 percent at April 30, 1995. North American agricultural equipment and lawn and grounds care equipment dealer receivables increased approximately $160 million and $80 million, respectively, compared with the levels 12 months earlier, while industrial equipment dealer receivables decreased approximately $55 million compared to a year ago. Total overseas dealer receivables were approximately $55 million higher than a year ago. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was eight percent at April 30, 1996, eight percent at October 31, 1995 and seven percent at April 30, 1995.

Company-owned inventories at April 30, 1996 have increased by $346 million compared with the end of the previous fiscal year and $70 million compared to one year ago, reflecting a normal seasonal increase, increased sales and production volumes, and current inventory associated with the future sale of combines to the Ukraine.

Total interest-bearing debt of the Equipment Operations was $1,344 million at April 30, 1996 compared with $1,099 million at the end of fiscal year 1995 and $1,890 million at April 30, 1995. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 29 percent, 26 percent and 40 percent at April 30, 1996, October 31, 1995 and April 30, 1995, respectively.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit subsidiaries periodically sell substantial amounts of retail notes. The insurance and health care operations generate their funds through internal operations and have no external borrowings.

During the first six months of 1996, $110 million of cash provided from operating activities and $92 million of cash and cash equivalents were used for financing and investing activities. Cash used for financing activities totaled $188 million in 1996, representing a $458 million decrease in payables to the Equipment Operations and payment of a $98 million dividend to the Equipment Operations, partially offset by a $368 million increase in outside borrowings. Investing activities used $14 million of cash in the first six months, primarily due to the acquisitions of credit receivables and leases exceeding collections by $704 million, which was partially offset by $610 million of proceeds from the sale of retail notes.

In the first six months of 1995, the aggregate cash provided from operating, investing and financing activities increased cash and cash equivalents. Cash provided from Financial Services operating activities was $98 million in the first six months of last year. Investing activities provided $146 million of cash in the first six months of 1995, primarily due to proceeds of $723 million received from the sale of retail notes in the public market, which was partially offset by the acquisitions of credit receivables exceeding collections by $585 million. Cash provided by financing activities totaled $33 million in 1995, representing a $219 million temporary increase in payables to the Equipment Operations, partially offset by a $158 million decrease in outside borrowings and payment of a $27 million dividend to the Equipment Operations. Cash and cash equivalents increased $278 million during the first half of 1995.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first six months of 1996, marketable securities increased $20 million due to the recognition of market values in the transfer of debt securities from the held-to-maturity category to the available-for-sale category in November 1995 (see note 12), and purchases of marketable securities exceeding maturities and sales. During the past 12 months, marketable securities have decreased $285 million primarily from the sale of the John Deere Life Insurance Company in 1995.

Credit receivables decreased by $17 million in the first six months of 1996 and increased by $1,031 million during the past 12 months. These receivables consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables decreased slightly during the first six months of 1996 due to the sale of retail notes for proceeds of $610 million, which was mostly offset by the acquisitions of credit receivables exceeding collections. Total acquisitions of credit receivables were 20 percent higher in the first six months of 1996 compared with the same period last year. This significant increase resulted mainly from increased acquisitions of retail notes, revolving charge accounts and wholesale receivables. The sale of retail notes during the past 12 months for proceeds of $724 million, partially offset the increase in credit receivables from acquisitions exceeding collections in the same period. The levels of retail notes, revolving charge accounts, wholesale receivables and financing leases were higher than one year ago. Credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $6,544 million at April 30, 1996 compared with $6,526 million at October 31, 1995 and $5,677 million at April 30, 1995. At April 30, 1996, the unpaid balance of all retail notes previously sold was $1,319 million compared with $1,278 million at October 31, 1995 and $1,468 million at April 30, 1995. Additional sales of retail notes may be made in the future.

Total outside interest-bearing debt of the credit subsidiaries was $4,588 million at April 30, 1996 compared with $4,217 million at the end of fiscal year 1995 and $3,458 million at April 30, 1995. Total outside borrowings increased during the first six months of 1996 and the past 12 months, generally corresponding with the levels of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.7 to 1 at April 30, 1996 compared with
6.1 to 1 at October 31, 1995 and 5.1 to 1 at April 30, 1995.

The Capital Corporation issued $175 million and retired $123 million of medium-term notes during the first six months of 1996.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,400 million at April 30, 1996, $1,326 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,675 million.

Stockholders' equity was $3,343 million at April 30, 1996 compared with $3,085 million at October 31, 1995 and $2,857 million at April 30, 1995. The increase of $258 million in the first six months of 1996 resulted primarily from net income of $439 million, partially offset by an increase in common stock in treasury of $107 million and dividends declared of $105 million.

The Board of Directors at its meeting on May 29, 1996 declared a quarterly dividend of 20 cents per share payable August 1, 1996 to stockholders of record on June 30, 1996.
PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note (10) to the Interim Financial Statements.

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

(a,b,c)    At the annual meeting of stockholders held
           February 28, 1996 the following directors were elected:

                                   Votes For   Votes Withheld

           John R. Block           218,048,298    1,886,610
           Regina E. Herzlinger    218,090,638    1,844,270
           Arnold R. Weber         218,078,968    1,855,940

           Leonard A. Hadley, Samuel C. Johnson, Arthur L. Kelly and William A. Schreyer continue to serve as directors of the Company for terms expiring at the annual meeting in 1997. Hans W. Becherer, Agustin Santamarina V., David H. Stowe, Jr., and John R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 1998.

           At the annual meeting on February 28, 1996, stockholders also approved amendments to the 1991 John
           Deere Stock Option Plan and the John Deere Restricted
           Stock Plan with votes cast as follows:


                                       Votes                  Broker
                         Votes For    Against  Abstentions  Non-Votes

           1991 John
           Deere Stock
           Option Plan 193,148,203  10,909,373 1,091,817   14,785,515

           John Deere
           Restricted
           Stock Plan  194,997,238   8,992,985 1,159,171   14,785,514

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

  (b)      Reports on Form 8-K

           Current Report on Form 8-K dated February 28, 1996 (Item
           5).  Current Report on Form 8-K dated February 15, 1996
           (Item 7).

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                DEERE & COMPANY



Date:  June 5, 1996             By   s/  R. W. Lane
                                         R. W. Lane
                                     Senior Vice President,
                                  Principal Financial Officer
                               and Principal Accounting Officer

                                         INDEX TO EXHIBITS


Number                                                      Page

 2       Not applicable                                       -

 3       Not applicable                                       -

 4       Not applicable                                       -

10(a)    1991 John Deere Stock Option Plan, as amended
         (Appendixed to Notice and Proxy Statement of
         registrant for the annual shareholder meeting on
         February 28, 1996 as filed with the
         Commission*)**                                       -

10(b)    John Deere Restricted Stock Plan, as amended
         (Appendixed to Notice and Proxy Statement of
         registrant for the annual shareholder meeting on
         February 28, 1996 as filed with the
         Commission*)**                                       -

11       Computation of net income per share                 22

12       Computation of ratio of earnings to
           fixed charges                                     23


15       Not applicable                                       -

18       Not applicable                                       -

19       Not applicable                                       -

22       Not applicable                                       -

23       Not applicable                                       -

24       Not applicable                                       -

27       Financial data schedule                             24

99       Not applicable                                       -


 * Incorporated by reference. Copies of these exhibits are available from the Company upon request.

** Compensatory plan or arrangement filed as an exhibit pursuant to Item 6(a) of Form 10-Q.


                                                               Exhibit 11

                   DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
                     COMPUTATION OF NET INCOME PER SHARE
               (Shares and dollars in thousands except per share amounts)


                                                  For the Six Months Ended
                                                          April 30
                                                    1996         1995

1.  Net income ...............................   $438,907      $375,457
2.  Adjustment - Interest expense, after tax
      benefit, applicable to convertible
      debentures outstanding..................         10            11
3.  Net income applicable to common stock -
      before interest applicable to
      convertible debentures..................   $438,917      $375,468

PRIMARY NET INCOME PER COMMON SHARE:
    Shares:
4.    Weighted average number of common
        shares outstanding....................    262,199       259,515

5.    Incremental shares:
        Dilutive common stock options.........      2,848         2,192
        Dilutive stock appreciation rights....         51            55
          Total incremental shares............      2,899         2,247

6.  Primary net income per common share
      (1 divided by 4)........................   $   1.67*     $   1.45*

FULLY DILUTED NET INCOME PER COMMON SHARE:
    Shares:
7.    Weighted average number of common
        shares outstanding....................    262,199       259,515
8.    Incremental shares:
        Dilutive common stock options.........      2,954         2,410
        Dilutive stock appreciation rights....         53            62
9.    Common equivalent shares from assumed
        conversion of convertible debentures:
          5-1/2% debentures due 2001..........         51            57

10.       Total...............................    265,257       262,044

11.   Fully diluted net income per common
        share (3 divided by 10)...............   $   1.67*     $   1.45*

____________
* Net income per common share outstanding was used in the designated calculations since the dilutive effects of common stock options, stock appreciation rights and assumed conversion of convertible debentures were immaterial.



EXHIBIT 12
DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                   Six Months Ended
                                   April 30              Year Ended October 31
                                   1996       1995       1995         1994
                                  (In thousands of dollars)
Earnings:
   Income (loss) of consolidated
      group before income taxes and
      changes in accounting        $683,775   $592,296   $1,092,751   $920,920
   Dividends received from
      less than fifty percent
      owned affiliates                6,660      1,399        2,023     2,329
   Fixed charges net of
      capitalized interest          205,509    194,434      399,056    310,047

      Total earnings               $895,944    788,129   $1,493,830  $1,233,296


Fixed charges:
   Interest expense of con-
      solidated group (includes
      capitalized interest)        $202,178   $190,943   $  392,408   $303,080
   Portion of rental charges
      deemed to be interest           3,331      3,504        6,661     7,008

      Total fixed charges          $205,509   $194,447   $  399,069   $310,088


Ratio of earnings to
   fixed charges **                    4.36       4.05         3.74       3.98

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
                                      (In thousands of dollars)

Earnings:
   Income (loss) of consolidated
      group before income taxes and
      changes in accounting            $272,345     $ 43,488   $(26,176)
   Dividends received from
      less than fifty percent
      owned affiliates                    1,706        2,325      6,229
   Fixed charges net of
      capitalized interest              375,238      420,133    454,092

      Total earnings                   $649,289     $465,946   $434,145


Fixed charges:
   Interest expense of con-
      solidated group (includes
      capitalized interest)            $369,325     $415,205   $451,936
   Portion of rental charges
      deemed to be interest               6,127        6,720      4,088

      Total fixed charges              $375,452     $421,925   $456,024


Ratio of earnings to
   fixed charges **                        1.73         1.10          *