Form 10-Q
period 1996-07-31
DEERE & CO
filed 1996-08-30
CIK 315189

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549
                                 -------------------

                                      FORM 10-Q
                                 -------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


                            ------------------------------

                              Commission file no: 1-4121
                            ------------------------------

                                   DEERE & COMPANY

         Delaware                                     36-2382580
    (State of incorporation)                (IRS employer identification no.)

                                   John Deere Road
                                Moline, Illinois 61265
                       (Address of principal executive offices)

                          Telephone Number:  (309) 765-8000
                            ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                              -----         -----

    At July 31, 1996, 258,337,363 shares of common stock, $1 par value, of the registrant were outstanding.

- --------------------------------------------------------------------------------

                                 Page 1 of 40 Pages.
                             Index to Exhibits:  Page 21.

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                             CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME                        (Deere & Company and
Three Months Ended July 31                          Consolidated Subsidiaries)
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts        Three Months Ended July 31
(Unaudited)                                             1996           1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment . . . . . . . . . . . . .    $ 2,516.1       $ 2,304.5
Finance and interest income. . . . . . . . . . .        187.8           162.5
Insurance and health care premiums . . . . . . .        160.8           160.2
Investment income. . . . . . . . . . . . . . . .         16.1            28.6
Other income . . . . . . . . . . . . . . . . . .         23.8            17.1
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      2,904.6         2,672.9
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .      1,958.3         1,822.7
Research and development expenses. . . . . . . .         91.6            81.6
Selling, administrative and general expenses . .        297.8           252.3
Interest expense . . . . . . . . . . . . . . . .         99.5            99.7
Insurance and health care claims and benefits. .        121.0           132.9
Other operating expenses . . . . . . . . . . . .         19.0            10.5
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      2,587.2         2,399.7
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .        317.4           273.2
Provision for income taxes . . . . . . . . . . .        116.2            97.5
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .        201.2           175.7
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .
 Insurance . . . . . . . . . . . . . . . . . . .
 Health care . . . . . . . . . . . . . . . . . .
 Other . . . . . . . . . . . . . . . . . . . . .          3.2             4.4
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .          3.2             4.4
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .     $  204.4         $ 180.1
                                                     ---------       ---------
                                                     ---------       ---------

Net income per share, primary and fully diluted.     $    .79         $   .69


DEERE & COMPANY                                         EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME                 (Deere & Company with Financial
Three Months Ended July 31                         Services on the Equity Basis)
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts        Three Months Ended July 31
(Unaudited)                                             1996           1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment . . . . . . . . . . . . .    $ 2,516.1       $ 2,304.5
Finance and interest income. . . . . . . . . . .         26.5            25.6
Insurance and health care premiums . . . . . . .
Investment income. . . . . . . . . . . . . . . .
Other income . . . . . . . . . . . . . . . . . .         11.5             7.2
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      2,554.1         2,337.3
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .      1,966.2         1,828.3
Research and development expenses. . . . . . . .         91.6            81.6
Selling, administrative and general expenses . .        217.0           179.1
Interest expense . . . . . . . . . . . . . . . .         26.8            35.0
Insurance and health care claims and benefits. .
Other operating expenses . . . . . . . . . . . .          9.6              .8
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      2,311.2         2,124.8
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .        242.9           212.5
Provision for income taxes . . . . . . . . . . .         89.8            77.2
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .        153.1           135.3
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .         35.3            28.1
 Insurance . . . . . . . . . . . . . . . . . . .          8.0             8.7
 Health care . . . . . . . . . . . . . . . . . .          4.8             3.6
 Other . . . . . . . . . . . . . . . . . . . . .          3.2             4.4
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .         51.3            44.8
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .    $   204.4       $   180.1
                                                     ---------       ---------
                                                     ---------       ---------


DEERE & COMPANY                                          FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended July 31
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts        Three Months Ended July 31
(Unaudited)                                             1996           1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment . . . . . . . . . . . . .
Finance and interest income. . . . . . . . . . .    $   161.9       $   139.1
Insurance and health care premiums . . . . . . .        171.6           176.3
Investment income. . . . . . . . . . . . . . . .         16.1            28.6
Other income . . . . . . . . . . . . . . . . . .         13.4            10.7
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .        363.0           354.7
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .
Research and development expenses. . . . . . . .
Selling, administrative and general expenses . .         83.8            76.0
Interest expense . . . . . . . . . . . . . . . .         73.6            66.8
Insurance and health care claims and benefits. .        121.6           141.4
Other operating expenses . . . . . . . . . . . .          9.4             9.8
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .        288.4           294.0
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .         74.6            60.7
Provision for income taxes . . . . . . . . . . .         26.5            20.3
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .         48.1            40.4
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .
 Insurance . . . . . . . . . . . . . . . . . . .
 Health care . . . . . . . . . . . . . . . . . .
 Other . . . . . . . . . . . . . . . . . . . . .
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .       $ 48.1        $   40.4
                                                     ---------       ---------
                                                     ---------       ---------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                            CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME                       (Deere & Company and
Nine Months Ended July 31                            Consolidated Subsidiaries)
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts         Nine Months Ended July 31
(Unaudited)                                                1996         1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment . . . . . . . . . . . . .    $ 7,152.4       $ 6,487.9
Finance and interest income. . . . . . . . . . .        553.1           476.1
Insurance and health care premiums . . . . . . .        486.5           474.3
Investment income. . . . . . . . . . . . . . . .         50.3            77.6
Other income . . . . . . . . . . . . . . . . . .         68.5            56.2
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      8,310.8         7,572.1
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .      5,504.5         5,035.3
Research and development expenses. . . . . . . .        268.7           230.9
Selling, administrative and general expenses . .        818.5           728.3
Interest expense . . . . . . . . . . . . . . . .        301.7           290.6
Insurance and health care claims and benefits. .        373.6           379.4
Other operating expenses . . . . . . . . . . . .         42.6            42.1
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      7,309.6         6,706.6
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .      1,001.2           865.5
Provision for income taxes . . . . . . . . . . .        365.4           317.9
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .        635.8           547.6
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .
 Insurance . . . . . . . . . . . . . . . . . . .                           .7
 Health care . . . . . . . . . . . . . . . . . .
 Other . . . . . . . . . . . . . . . . . . . . .          7.6             7.2
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .          7.6             7.9
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .    $   643.4       $   555.5
                                                     ---------       ---------
                                                     ---------       ---------


Net income per share, primary and fully diluted.       $ 2.46          $ 2.14


DEERE & COMPANY                                        EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME                 (Deere & Company with Financial
Nine Months Ended July 31                         Services on the Equity Basis)
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts          Nine Months Ended July 31
(Unaudited)                                                1996         1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment . . . . . . . . . . . . .    $ 7,152.4       $ 6,487.9
Finance and interest income. . . . . . . . . . .         84.5            71.3
Insurance and health care premiums . . . . . . .
Investment income. . . . . . . . . . . . . . . .
Other income . . . . . . . . . . . . . . . . . .         19.1            19.1
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      7,256.0         6,578.3
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .      5,524.9         5,049.1
Research and development expenses. . . . . . . .        268.7           230.9
Selling, administrative and general expenses . .        586.4           514.9
Interest expense . . . . . . . . . . . . . . . .         85.4            97.5
Insurance and health care claims and benefits. .
Other operating expenses . . . . . . . . . . . .         18.8            17.0
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      6,484.2         5,909.4
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .        771.8           668.9
Provision for income taxes . . . . . . . . . . .        285.2           246.2
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .        486.6           422.7
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .        109.7            92.2
 Insurance . . . . . . . . . . . . . . . . . . .         26.3            21.1
 Health care . . . . . . . . . . . . . . . . . .         13.2            12.3
 Other . . . . . . . . . . . . . . . . . . . . .          7.6             7.2
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .        156.8           132.8
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .    $   643.4       $   555.5
                                                     ---------       ---------
                                                     ---------       ---------


DEERE & COMPANY                                          FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Nine Months Ended July 31
- -------------------------------------------------------------------------------
Millions of dollars except per share amounts          Nine Months Ended July 31
(Unaudited)                                                1996         1995
- -------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment
Finance and interest income. . . . . . . . . . .    $   473.4       $   410.0
Insurance and health care premiums . . . . . . .        516.2           511.8
Investment income. . . . . . . . . . . . . . . .         50.3            77.6
Other income . . . . . . . . . . . . . . . . . .         51.9            39.4
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .      1,091.8         1,038.8
                                                     ---------       ---------

Costs and Expenses
Cost of goods sold . . . . . . . . . . . . . . .
Research and development expenses. . . . . . . .
Selling, administrative and general expenses . .        241.5           222.4
Interest expense . . . . . . . . . . . . . . . .        221.2           198.2
Insurance and health care claims and benefits. .        376.1           396.4
Other operating expenses . . . . . . . . . . . .         23.6            25.2
                                                     ---------       ---------
 Total . . . . . . . . . . . . . . . . . . . . .        862.4           842.2
                                                     ---------       ---------

Income of Consolidated Group Before
 Income Taxes. . . . . . . . . . . . . . . . . .        229.4           196.6
Provision for income taxes . . . . . . . . . . .         80.2            71.7
                                                     ---------       ---------
Income of Consolidated Group . . . . . . . . . .        149.2           124.9
                                                     ---------       ---------

Equity in Income of Unconsolidated
 Subsidiaries and Affiliates
 Credit. . . . . . . . . . . . . . . . . . . . .
 Insurance . . . . . . . . . . . . . . . . . . .                           .7
 Health care . . . . . . . . . . . . . . . . . .
 Other . . . . . . . . . . . . . . . . . . . . .
                                                     ---------       ---------
  Total. . . . . . . . . . . . . . . . . . . . .                           .7
                                                     ---------       ---------

Net Income . . . . . . . . . . . . . . . . . . .     $  149.2        $  125.6
                                                     ---------       ---------
                                                     ---------       ---------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.


DEERE & COMPANY                                                      CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET                             (Deere & Company and
                                                               Consolidated Subsidiaries)
- ------------------------------------------------------------------------------------------------
                                                            July 31     October 31     July 31
Millions of dollars except per share amount (Unaudited)      1996          1995         1995
- ------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments. . . . . . . . . .       $    301.2   $    363.7   $    426.7
Cash deposited with unconsolidated subsidiaries
                                                          -----------  -----------  -----------
 Cash and cash equivalents . . . . . . . . . . . .            301.2        363.7        426.7
Marketable securities. . . . . . . . . . . . . . .            848.2        829.7        804.3
Receivables from unconsolidated
 subsidiaries and affiliates . . . . . . . . . . .             12.0          2.3          1.6
Dealer accounts and notes receivable - net . . . .          3,503.7      3,259.7      3,446.9
Credit receivables - net . . . . . . . . . . . . .          5,782.1      5,345.2      4,896.4
Other receivables. . . . . . . . . . . . . . . . .            485.1        492.4        474.8
Equipment on operating leases - net. . . . . . . .            375.7        258.8        246.3
Inventories. . . . . . . . . . . . . . . . . . . .            941.3        720.8        920.2
Property and equipment - net . . . . . . . . . . .          1,275.9      1,335.6      1,301.2
Investments in unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .            160.4        115.2        103.9
Intangible assets - net. . . . . . . . . . . . . .            321.3        305.0        287.2
Deferred income taxes. . . . . . . . . . . . . . .            634.2        639.8        666.1
Other assets and deferred charges. . . . . . . . .            174.8        179.2        186.1
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .       $ 14,815.9   $ 13,847.4   $ 13,761.7
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

Liabilities and Stockholders' Equity
Short-term borrowings. . . . . . . . . . . . . . .        $ 3,958.0    $ 3,139.8    $ 3,248.0
Payables to unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .             25.0         27.5         47.7
Accounts payable and accrued expenses. . . . . . .          2,477.3      2,533.0      2,220.6
Insurance and health care claims and reserves. . .            447.5        470.3        465.5
Accrued taxes. . . . . . . . . . . . . . . . . . .             76.2         72.8        133.4
Deferred income taxes. . . . . . . . . . . . . . .             15.9         15.6         14.8
Long-term borrowings . . . . . . . . . . . . . . .          2,098.8      2,175.8      2,377.1
Retirement benefit accruals and other liabilities.          2,320.6      2,327.2      2,222.0
                                                          -----------  -----------  -----------
  Total Liabilities. . . . . . . . . . . . . . . .         11,419.3     10,762.0     10,729.1
                                                          -----------  -----------  -----------

Common stock, $1 par value (issued shares
  at July 31, 1996 - 263,832,916). . . . . . . . .          1,756.7      1,728.7      1,539.0
Retained Earnings. . . . . . . . . . . . . . . . .          2,177.4      1,690.3      1,766.9
Minimum pension liability adjustment . . . . . . .           (300.4)      (300.4)      (248.4)
Cumulative translation adjustment. . . . . . . . .            (13.1)       (11.6)        (1.0)
Unrealized gain on marketable securities . . . . .              7.3          3.6          1.5
Unamortized restricted stock compensation. . . . .            (11.2)       (12.1)       (13.4)
Common stock in treasury, at cost. . . . . . . . .           (220.1)       (13.1)       (12.0)
                                                          -----------  -----------  -----------
Total stockholders' equity . . . . . . . . . . . .          3,396.6      3,085.4      3,032.6
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .       $ 14,815.9   $ 13,847.4   $ 13,761.7
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------



DEERE & COMPANY                                                EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET                     (Deere & Company with Financial
                                                           Services on the Equity Basis)

- ------------------------------------------------------------------------------------------------
                                                          July 31     October 31  July 31
Millions of dollars except per share amount (Unaudited)    1996        1995        1995
- ------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments. . . . . . . . . .       $     91.0   $     71.0   $    133.8
Cash deposited with unconsolidated subsidiaries. .            134.2        460.1        100.2
                                                          -----------  -----------  -----------
 Cash and cash equivalents . . . . . . . . . . . .            225.2        531.1        234.0
Marketable securities
Receivables from unconsolidated
 subsidiaries and affiliates . . . . . . . . . . .             25.9         55.5         24.3
Dealer accounts and notes receivable - net . . . .          3,503.7      3,259.7      3,446.9
Credit receivables - net . . . . . . . . . . . . .             96.7        118.3        115.1
Other receivables. . . . . . . . . . . . . . . . .              8.0          3.2
Equipment on operating leases - net. . . . . . . .            134.9        119.3        114.2
Inventories. . . . . . . . . . . . . . . . . . . .            941.3        720.8        920.2
Property and equipment - net . . . . . . . . . . .          1,227.2      1,295.0      1,263.7
Investments in unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .          1,463.2      1,378.4      1,346.6
Intangible assets - net. . . . . . . . . . . . . .            311.2        295.4        277.4
Deferred income taxes. . . . . . . . . . . . . . .            576.7        578.9        600.6
Other assets and deferred charges. . . . . . . . .            109.0        108.5        111.3
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .       $  8,623.0   $  8,464.1   $  8,454.3
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

Liabilities and Stockholders' Equity
Short-term borrowings. . . . . . . . . . . . . . .       $    358.7   $    395.7   $    513.7
Payables to unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .             25.3         27.5         47.7
Accounts payable and accrued expenses. . . . . . .          1,803.8      1,859.9      1,558.7
Insurance and health care claims and reserves
Accrued taxes. . . . . . . . . . . . . . . . . . .             72.4         72.4        125.0
Deferred income taxes. . . . . . . . . . . . . . .             15.9         15.6         14.8
Long-term borrowings . . . . . . . . . . . . . . .            653.1        702.9        963.2
Retirement benefit accruals and other
 liabilities . . . . . . . . . . . . . . . . . . .          2,297.2      2,304.7      2,198.6
                                                          -----------  -----------  -----------
  Total Liabilities. . . . . . . . . . . . . . . .          5,226.4      5,378.7      5,421.7
                                                          -----------  -----------  -----------


Common stock, $1 par value (issued shares
  at July 31, 1996 - 263,832,916). . . . . . . . .          1,756.7      1,728.7      1,539.0
Retained Earnings. . . . . . . . . . . . . . . . .          2,177.4      1,690.3      1,766.9
Minimum pension liability adjustment . . . . . . .           (300.4)      (300.4)      (248.4)
Cumulative translation adjustment. . . . . . . . .            (13.1)       (11.6)        (1.0)
Unrealized gain on marketable securities . . . . .              7.3          3.6          1.5
Unamortized restricted stock compensation. . . . .            (11.2)       (12.1)       (13.4)
Common stock in treasury, at cost. . . . . . . . .           (220.1)       (13.1)       (12.0)
                                                          -----------  -----------  -----------
Total stockholders' equity . . . . . . . . . . . .          3,396.6      3,085.4      3,032.6
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .       $  8,623.0   $  8,464.1   $  8,454.3
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------



DEERE & COMPANY                                                 FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

- ------------------------------------------------------------------------------------------------
                                                             July 31    October 31     July 31
Millions of dollars except per share amount (Unaudited)       1996         1995         1995
- ------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments. . . . . . . . . .       $    210.2   $    292.7   $    292.9
Cash deposited with unconsolidated subsidiaries. .
                                                          -----------  -----------  -----------
 Cash and cash equivalents . . . . . . . . . . . .            210.2        292.7        292.9
Marketable securities. . . . . . . . . . . . . . .            848.2        829.7        804.3
Receivables from unconsolidated
 subsidiaries and affiliates . . . . . . . . . . .               .3
Dealer accounts and notes receivable - net . . . .
Credit receivables - net . . . . . . . . . . . . .          5,685.4      5,226.9      4,781.3
Other receivables. . . . . . . . . . . . . . . . .            478.0        490.2        475.9
Equipment on operating leases - net. . . . . . . .            240.8        139.5        132.1
Inventories. . . . . . . . . . . . . . . . . . . .
Property and equipment - net . . . . . . . . . . .             48.7         40.6         37.5
Investments in unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .
Intangible assets - net. . . . . . . . . . . . . .             10.1          9.6          9.8
Deferred income taxes. . . . . . . . . . . . . . .             57.6         61.0         65.6
Other assets and deferred charges. . . . . . . . .             65.8         70.6         74.6
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .       $  7,645.1   $  7,160.8   $  6,674.0
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

Liabilities and Stockholders' Equity
Short-term borrowings. . . . . . . . . . . . . . .       $  3,599.3   $  2,744.1   $  2,734.3
Payables to unconsolidated subsidiaries
 and affiliates. . . . . . . . . . . . . . . . . .            148.1        513.3        122.9
Accounts payable and accrued expenses. . . . . . .            674.6        674.1        663.0
Insurance and health care claims and reserves. . .            447.5        470.3        465.5
Accrued taxes. . . . . . . . . . . . . . . . . . .              3.7           .3          8.4
Deferred income taxes. . . . . . . . . . . . . . .
Long-term borrowings . . . . . . . . . . . . . . .          1,445.7      1,472.9      1,413.8
Retirement benefit accruals and other liabilities.             23.4         22.6         23.4
                                                          -----------  -----------  -----------
  Total Liabilities. . . . . . . . . . . . . . . .          6,342.3      5,897.6      5,431.3
                                                          -----------  -----------  -----------

Common stock, $1 par value (issued shares
  at July 31, 1996 - 263,832,916). . . . . . . . .            209.4        209.4        209.4
Retained Earnings. . . . . . . . . . . . . . . . .          1,090.7      1,054.3      1,035.5
Minimum pension liability adjustment . . . . . . .
Cumulative translation adjustment. . . . . . . . .             (4.6)        (4.1)        (3.7)
Unrealized gain on marketable securities . . . . .              7.3          3.6          1.5
Unamortized restricted stock compensation. . . . .
Common stock in treasury, at cost. . . . . . . . .
                                                          -----------  -----------  -----------
Total stockholders' equity . . . . . . . . . . . .          1,302.8      1,263.2      1,242.7
                                                          -----------  -----------  -----------
  Total. . . . . . . . . . . . . . . . . . . . . .        $ 7,645.1    $ 7,160.8    $ 6,674.0
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                             CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS          (Deere & Company and
Nine Months Ended July 31                              Consolidated Subsidiary
- -------------------------------------------------------------------------------
                                                      Nine Months Ended July 31
Millions of dollars (Unaudited)                            1996         1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net income . . . . . . . . . . . . . . . . . . .     $  643.4        $  555.5
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities . .       (279.2)         (627.3)
                                                     ----------      ----------
  Net cash provided by (used for) operating
    activities . . . . . . . . . . . . . . . . .        364.2           (71.8)
                                                     ----------      ----------
Cash Flows from Investing Activities
Collections and sales of credit receivables. .        3,810.4         3,152.5
Proceeds from maturities and sales of
  marketable securities. . . . . . . . . . . . .         86.6           144.8
Proceeds from sales of businesses. . . . . . . .                         86.7
Cost of credit receivables acquired. . . . . . .     (4,253.7)       (3,590.9)
Purchases of marketable securities . . . . . . .        (99.0)         (137.5)
Purchases of property and equipment. . . . . . .       (150.8)         (152.5)
Cost of operating leases acquired. . . . . . . .       (216.7)         (105.5)
Acquisitions of businesses . . . . . . . . . . .        (64.2)
Other. . . . . . . . . . . . . . . . . . . . . .         59.0            27.4
                                                     ----------      ----------
  Net cash used for investing activities . . . .       (828.4)         (575.0)
                                                     ----------      ----------

Cash Flows from Financing Activities
Increase in short-term borrowings. . . . . . . .        644.2           972.2
Change in intercompany receivables/payables
Proceeds from long-term borrowings . . . . . . .        550.0           515.0
Principal payments on long-term borrowings . . .       (450.0)         (554.1)
Proceeds from issuance of common stock . . . . .         34.6            42.1
Repurchases of common stock. . . . . . . . . . .       (218.8)           (4.6)
Dividends paid . . . . . . . . . . . . . . . . .       (157.4)         (142.7)
Other. . . . . . . . . . . . . . . . . . . . . .          (.1)           (1.9)
                                                     ----------      ----------
  Net cash provided by (used for) financing
    activities . . . . . . . . . . . . . . . . .        402.5           826.0
                                                     ----------      ----------

Effect of Exchange Rate Changes on Cash. . . . .          (.8)            2.1
                                                     ----------      ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents. . . . . . . . . . . . . . . . . .        (62.5)          181.3
Cash and Cash Equivalents at Beginning of
  Period . . . . . . . . . . . . . . . . . . . .        363.7           245.4
                                                     ----------      ----------
Cash and Cash Equivalents at End of Period . . .    $   301.2       $   426.7
                                                     ----------      ----------
                                                     ----------      ----------


DEERE & COMPANY                                       EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS   (Deere & Company with Financial
Nine Months Ended July 31                         Services on the Equity Basis)
- -------------------------------------------------------------------------------
                                                    Nine Months Ended July 31
Millions of dollars (Unaudited)                         1996            1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income . . . . . . . . . . . . . . . . . . .    $   643.4       $   555.5
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities . .       (360.9)         (719.3)
                                                     ----------      ----------
  Net cash provided by (used for) operating
    activities . . . . . . . . . . . . . . . . .        282.5          (163.8)
                                                     ----------      ----------
Cash Flows from Investing Activities
Collections and sales of credit receivables. . .         49.0            40.9
Proceeds from maturities and sales of
  marketable securities. . . . . . . . . . . . .
Proceeds from sales of businesses. . . . . . . .
Cost of credit receivables acquired. . . . . . .        (26.2)          (38.8)
Purchases of marketable securities . . . . . . .
Purchases of property and equipment. . . . . . .       (136.2)         (140.2)
Cost of operating leases acquired. . . . . . . .        (51.5)          (66.1)
Acquisitions of businesses . . . . . . . . . . .        (64.2)
Other. . . . . . . . . . . . . . . . . . . . . .         30.4            36.9
                                                     ----------      ----------
  Net cash used for investing activities . . . .       (198.7)         (167.3)
                                                     ----------      ----------

Cash Flows from Financing Activities
Increase in short-term borrowings. . . . . . . .        220.2           411.7
Change in intercompany receivables/payables. . .         39.6           165.2
Proceeds from long-term borrowings . . . . . . .
Principal payments on long-term borrowings . . .       (307.0)          (10.8)
Proceeds from issuance of common stock . . . . .         34.6            42.1
Repurchases of common stock. . . . . . . . . . .       (218.8)           (4.6)
Dividends paid . . . . . . . . . . . . . . . . .       (157.4)         (142.7)
Other. . . . . . . . . . . . . . . . . . . . . .          (.1)           (1.9)
                                                     ----------      ----------
  Net cash provided by (used for) financing
    activities . . . . . . . . . . . . . . . . .       (388.9)          459.0
                                                     ----------      ----------

Effect of Exchange Rate Changes on Cash. . . . .          (.8)            2.1
                                                     ----------      ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents. . . . . . . . . . . . . . . . . .       (305.9)          130.0
Cash and Cash Equivalents at Beginning of
  Period . . . . . . . . . . . . . . . . . . . .        531.1           104.0
                                                     ----------      ----------
Cash and Cash Equivalents at End of Period . . .    $   225.2       $   234.0
                                                     ----------      ----------
                                                     ----------      ----------


DEERE & COMPANY                                          FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended July 31
- -------------------------------------------------------------------------------
                                                      Nine Months Ended July 31
Millions of dollars (Unaudited)                            1996         1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income . . . . . . . . . . . . . . . . . . .    $   149.2       $   125.6
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities . .         45.4            36.8
                                                     ----------      ----------
  Net cash provided by (used for) operating
    activities . . . . . . . . . . . . . . . . .        194.6           162.4

                                                     ----------      ----------
Cash Flows from Investing Activities
Collections and sales of credit receivables. . .      3,761.4         3,111.6
Proceeds from maturities and sales of
  marketable securities. . . . . . . . . . . . .         86.6           144.8
Proceeds from sales of businesses. . . . . . . .                         86.7
Cost of credit receivables acquired. . . . . . .     (4,227.5)       (3,552.1)
Purchases of marketable securities . . . . . . .        (99.0)         (137.5)
Purchases of property and equipment. . . . . . .        (14.6)          (12.3)
Cost of operating leases acquired. . . . . . . .       (165.2)          (39.4)
Acquisitions of businesses . . . . . . . . . . .
Other. . . . . . . . . . . . . . . . . . . . . .         28.5            (9.5)
                                                     ----------      ----------
  Net cash used for investing activities . . . .       (629.8)         (407.7)
                                                     ----------      ----------

Cash Flows from Financing Activities
Increase in short-term borrowings. . . . . . . .        423.9           560.6
Change in intercompany receivables/payables. . .       (365.4)          (65.1)
Proceeds from long-term borrowings . . . . . . .        550.0           515.0
Principal payments on long-term borrowings . . .       (143.0)         (543.3)
Proceeds from issuance of common stock . . . . .
Repurchases of common stock. . . . . . . . . . .
Dividends paid . . . . . . . . . . . . . . . . .       (112.8)          (70.4)
Other. . . . . . . . . . . . . . . . . . . . . .
                                                     ----------      ----------
  Net cash provided by (used for) financing
    activities . . . . . . . . . . . . . . . . .        352.7           396.8
                                                     ----------      ----------

Effect of Exchange Rate Changes on Cash. . . . .
                                                     ----------      ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents. . . . . . . . . . . . . . . . . .        (82.5)          151.5
Cash and Cash Equivalents at Beginning of
  Period . . . . . . . . . . . . . . . . . . . .        292.7           141.4
                                                     ----------      ----------
Cash and Cash Equivalents at End of Period . . .    $   210.2       $   292.9
                                                     ----------      ----------
                                                     ----------      ----------

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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

     EQUIPMENT OPERATIONS - These data include the Company's agricultural equipment, industrial equipment, and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

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

(3)  An analysis of the Company's retained earnings in millions of dollars follows:
                            Three Months            Nine Months
                                Ended                  Ended
                               July 31                July 31
                          -------------------   -------------------
                            1996       1995       1996       1995
                            ----       ----       ----       ----
     Balance, beginning
       of period........  $2,024.5   $1,634.6   $1,690.3   $1,353.9
     Net income.........     204.4      180.1      643.4      555.5
     Dividends declared.     (51.5)     (47.8)    (156.3)    (142.5)
                          --------   --------    -------   --------
     Balance, end of
       period...........  $2,177.4   $1,766.9   $2,177.4   $1,766.9
                          --------   --------   --------   --------
                          --------   --------   --------   --------

(4) An analysis of the cumulative translation adjustment in millions of dollars follows:
                                   Three Months      Nine Months
                                      Ended             Ended
                                     July 31           July 31
                                  -------------     -------------
                                  1996     1995     1996     1995
                                  ----     ----     ----     ----
     Balance, beginning
       of period................  $(19.6)  $(8.0)   $(11.6)  $(17.9)
     Translation adjustments....     6.8     7.1       (.3)    17.5
     Income taxes applicable to
       translation adjustments..     (.3)    (.1)     (1.2)     (.6)
                                  ------   -----    ------   ------
     Balance, end of period.....  $(13.1)  $(1.0)   $(13.1)  $ (1.0)
                                  ------   -----    ------   ------
                                  ------   -----    ------   ------

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:
                                  July 31   October 31   July 31
                                    1996       1995        1995
                                  -------   ----------   -------
     Raw materials and
       supplies................   $  208     $  223     $  221
     Work-in-process...........      403        343        413
     Finished machines and
       parts...................    1,323      1,100      1,269
                                  ------     ------     ------
     Total FIFO value..........    1,934      1,666      1,903
     Adjustment to LIFO
       basis...................      993        945        983
                                  ------     ------     ------
     Inventories...............   $  941     $  721     $  920
                                  ------     ------     ------
                                  ------     ------     ------

(6) During the first nine months of 1996, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes of $623 million. At July 31, 1996, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,181 million. At July 31, 1996, the Company's maximum exposure under all credit receivable recourse provisions was $174 million for all retail notes sold.

     Certain foreign subsidiaries have pledged assets with a balance sheet value of $36 million as collateral for bank borrowings as of July 31, 1996.

     At July 31, 1996, the Company had commitments of approximately $93 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                     Three Months Ended   Nine Months Ended
                                          July 31             July 31
                                   -------------------- --------------------
                                                    %                    %
                                    1996    1995  Change  1996   1995  Change
                                    ----    ----  ------  ----   ----  ------

Net sales:
  Agricultural equipment........  $1,612  $1,365    +18  $4,437 $3,821  +16
  Industrial equipment..........     496     504    - 2   1,454  1,412  + 3
  Commercial and consumer
    equipment...................     408     435    - 6   1,261  1,255
                                  ------  ------         ------ ------
   Total net sales..............   2,516   2,304    + 9   7,152  6,488  +10
Financial Services revenues.....     352     338    + 4   1,059  1,000  + 6
Other revenues..................      37      31    +19     100     84  +19
                                  ------  ------         ------ ------
   Total net sales and
     revenues...................  $2,905  $2,673    + 9  $8,311 $7,572  +10
                                  ------  ------         ------ ------
                                  ------  ------         ------ ------

United States and Canada:
  Equipment net sales...........  $1,691  $1,661    + 2  $5,050 $4,868  + 4
  Financial Services
    revenues....................     352     338    + 4   1,059  1,000  + 6
                                  ------  ------         ------ ------
   Total........................   2,043   1,999    + 2   6,109  5,868  + 4
Overseas net sales..............     825     643    +28   2,102  1,620  +30
Other revenues..................      37      31    +19     100     84  +19
                                  ------  ------         ------ ------
   Total net sales and
     revenues...................  $2,905  $2,673    + 9  $8,311 $7,572  +10
                                  ------  ------         ------ ------
                                  ------  ------         ------ ------

Operating profit*:
  Agricultural equipment........  $  216  $  156    +38  $  619 $  508  +22
  Industrial equipment..........      53      63    -16     153    162  - 6
  Commercial and consumer
    equipment...................      15      38    -61     117    130  -10
  Financial Services............      75      61    +23     229    197  +16
                                  ------  ------         ------ ------
   Total operating profit.           359     318    +13   1,118    997  +12
Interest and corporate
  expenses-net..................     (39)    (40)   - 3    (110)  (123) -11
Income taxes....................    (116)    (98)   +18    (365)  (318) +15
                                  ------  ------         ------ ------
   Net income...................  $  204  $  180    +13  $  643 $  556  +16
                                  ------  ------         ------ ------
                                  ------  ------         ------ ------

* Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of Financial Services which includes the effect of interest expense.

(8)  Dividends declared and paid on a per share basis were as follows:

                                Three Months       Nine Months
                                   Ended              Ended
                                  July 31            July 31
                              ---------------      -----------
                              1996     1995        1996   1995
                              ----     ----        ----   ----

     Dividends declared..... $.20    $.18-1/3     $.60    $.55
     Dividends paid......... $.20    $.18-1/3     $.60    $.55

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the nine months ended July 31, 1996 and 1995 of 261,341,000 and 260,097,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

(10) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit matters, and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(11) During the second quarter of 1993, the Company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $.34 per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions to be implemented during 1993 and the next few years. As of July 31, 1996, the expected employment reductions and the disbursement of the $107 million accrual were both nearly 95 percent complete.

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

(13) In the first quarter of 1996, Deere & Company purchased 40 percent of Sunstate Equipment Company, which is a regional rental equipment company based in Phoenix, Arizona. In the first nine months of 1996, Deere & Company also made additional investments in its unconsolidated affiliate in Brazil, increasing its ownership to 40 percent.

(14) On February 28, 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock. At the Company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. During the first nine months of 1996, the Company repurchased $155 million of common stock related to this program and $64 million of common stock for ongoing stock option and restricted stock plans.

(15) In June 1996, the Company granted 72,914 shares of stock under the Company's restricted stock plan for key employees. The market value of the restricted stock at the time of grant totaled $3.0 million. At July 31, 1996, 689,766 restricted shares were outstanding and 3,764,168 shares remained available for award under both the plans for employees and nonemployee directors.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record third quarter net income of $204.4 million or $.79 per share, an increase of 13 percent compared with 1995 third quarter net income of $180.1 million or $.69 per share. Year-to-date net income totaled $643.4 million or $2.46 per share compared with $555.5 million or $2.14 per share for the first nine months of 1995. Both the third quarter and nine month results represent new Company earnings records. The Company's operating margins remain strong as continuous improvement and quality initiatives are having a positive impact in all areas of the Company's business.

Worldwide net sales and revenues increased nine percent to $2,905 million in the third quarter and increased 10 percent to $8,311 million for the first nine months of 1996 compared with $2,673 million and $7,572 million, respectively, last year. Net sales to dealers of agricultural, industrial, and commercial and consumer (formerly known as lawn and grounds care) equipment were $2,516 million in the third quarter and $7,152 million year-to-date this year compared with $2,304 million and $6,488 million, respectively, last year. Export sales from the United States totaled $1,219 million for the first nine months, a gain of 21 percent over last year's export sales of $1,009 million. Overseas net sales and physical volume of sales for the past nine months continued to increase, rising by 30 percent and 28 percent, respectively, compared with a year ago and sales are expected to exceed $2.5 billion for the year for the first time in the Company's history. Overseas sales for the quarter included $95 million of combine sales to Ukraine, the first phase of a $187 million contract. Overall, the Company's worldwide physical volume of sales increased eight percent for both the quarter and year-to-date compared with last year, reflecting the increased worldwide demand for the Company's products.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $153.1 million in the third quarter and $486.6 million year-to-date in 1996 compared with $135.3 million and $422.7 million, respectively, last year. Worldwide agricultural equipment operating profits were higher compared with last year for both the quarter and year-to-date, primarily due to increased production and sales volumes, partially offset by expenses related to the development of new markets and products. Industrial equipment operating profits were lower in both the quarter and first nine months compared with last year, reflecting increased new engine development expenses, coupled with a slightly less favorable product mix. However, retail sales of industrial equipment remained at strong levels in both periods. Worldwide commercial and consumer equipment operating profits were lower for both the quarter and year-to-date, reflecting slightly lower third quarter sales volume, coupled with higher sales incentives. Unusual weather conditions in several areas of North America have caused commercial and consumer equipment industry sales to decline substantially in some markets during much of 1996. Additionally, higher expenditures for various ongoing growth initiatives continued to impact the short-term profitability of the division. Overseas results continued to strengthen, reflecting higher production and sales volumes, continued cost improvements and a favorable sales mix. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 79.3 percent in the third quarter of 1995 to 78.1 percent in the same period this year. During the first nine months of 1996, the ratio of cost of goods sold to net sales was 77.2 percent compared with 77.8 percent in the first nine months of last year. Additional information on business segments is presented in Note 7 to the interim financial statements.

Net income of the Company's credit operations was $35.3 million in the third quarter of 1996 compared with $28.1 million last year. For the first nine months of 1996, net income of these subsidiaries was $109.7 million compared with $92.2 million in 1995. This year's third quarter and year-to-date results continued to reflect higher earnings from a larger average portfolio. Total revenues of the credit operations increased 18 percent from $149 million in the third quarter of 1995 to $175 million in the current quarter and increased 17 percent in the first nine months from $449 million last year to $523 million this year. The average balance of receivables and leases financed was 22 percent higher in the third quarter and 20 percent higher in the first nine months of 1996 compared with the same periods last year. The resulting increase in average borrowings this year resulted in a 10 percent increase in interest expense in the current quarter and a 12 percent increase in the first nine months of 1996 compared with 1995. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.74 to 1 for the third quarter this year compared with 1.66 to 1 in 1995. This ratio was 1.77 to 1 for the first nine months this year compared with 1.73 to 1 in the comparable period of 1995.

Net income from insurance operations was $8.0 million in the third quarter of 1996 compared with $8.7 million last year. For the first nine months, net income from these operations was $26.3 million this year compared with $21.1 million in 1995. Earnings benefited from improved underwriting results in the current quarter and first nine months of 1996. Additionally, last year's nine month results were affected by the small loss on the sale of the division's life insurance subsidiary. However, third quarter net income last year was slightly higher compared to the current quarter as a result of unusually high investment income caused by rebalancing the investment portfolio following the sale of the life insurance subsidiary. Primarily as a result of the sale of the life insurance subsidiary, third quarter insurance premiums decreased 17 percent in 1996 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased 24 percent this year. For the nine month period, insurance premiums decreased four percent in 1996, while total claims, benefits, and selling, administrative and general expenses decreased 11 percent compared with last year.

Net income from health care operations was $4.8 million in the third quarter of 1996 compared with $3.6 million last year. In the first nine months, net income from these operations was $13.2 million this year compared with $12.3 million in 1995. Earnings improved this year primarily due to increased managed care membership and favorable results on self-insured incentive based contracts. Health care premiums and administrative services revenues increased 16 percent in the third quarter compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 14 percent this year. For the nine month period, health care premiums and administrative services revenues increased seven percent, while total claims, benefits, and selling, administrative and general expenses also increased seven percent compared with last year.

OUTLOOK

The current level of both North American and overseas agricultural equipment retail sales in the first nine months of 1996 continues to provide a solid base for operations. Growing worldwide demand for agricultural commodities coupled with the existing low levels of world grain stocks have resulted in strong prices for grains and oilseeds. Additionally, the new "freedom to farm" bill has further strengthened United States farm income by establishing substantial transition payments to participating farmers while reducing restrictions on farm acreage utilization. Export markets for agricultural commodities remain strong despite substantially higher prices and a strengthening dollar. Based on these factors, continued farmer confidence should promote strong market conditions, resulting in healthy levels of worldwide retail demand for both new and used agricultural equipment. In the United States, overall farmers' confidence continues to remain high despite a variety of regional conditions that include late plantings and ongoing dry weather conditions in certain areas of the country.

Erratic weather conditions throughout much of the United States have reduced the overall industry sales of commercial and consumer equipment. However, retail demand for Deere equipment has stabilized at relatively good and sustainable levels, primarily as a result of the Company's strong dealer network, initial growth from the new Sabre-branded product line and effectively targeted sales promotions. Additionally, industry demand for industrial equipment remained strong during the third quarter, and is expected to continue at current levels based primarily on expectations of a high level of new housing starts and stable interest rates.

As a result of this outlook, the Company's worldwide physical volume of sales to dealers is projected to increase by approximately seven percent for the year compared with 1995.

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Outlook" heading that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, industrial, and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is contained in the Company's filings with the Securities and Exchange Commission.

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

Positive cash flows from operating activities in the first nine months of 1996 resulted primarily from the record level of net income, and dividends received from the Financial Services subsidiaries. Partially offsetting these positive operating cash flows were relatively low seasonal increases in dealer receivables and Company-owned inventories. The aggregate amount of these operating cash flows of $282 million, along with cash and cash equivalents at the beginning of the period were used primarily for repurchases of common stock, payment of dividends, purchases of property and equipment, acquisitions of businesses and a decrease in total borrowings.

In the first nine months of 1995, negative cash flows from operating activities resulted from increases in dealer receivables and Company-owned inventories due to normal seasonal increases and higher retail demand, coupled with contributions of $285 million to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $164 million, along with cash required for payment of dividends, purchases of property and equipment and an increase in cash and cash equivalents were provided primarily from an increase in borrowings and a decrease in receivables from the Financial Services operations.

Net dealer accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $244 million since October 31, 1995 and $57 million compared to a year ago, due primarily to a normal seasonal increase, a higher level of retail demand and higher dealer inventories of used equipment. The ratios of these receivables to the last 12 months net sales were 37 percent at July 31, 1996, 37 percent at October 31, 1995 and 40 percent at July 31, 1995. North American agricultural equipment and commercial and consumer equipment dealer receivables increased approximately $145 million and $20 million, respectively, compared with the levels 12 months earlier. North American industrial dealer receivables decreased approximately $170 million compared to a year earlier. Total overseas dealer receivables were approximately $60 million higher than a year ago. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was seven percent at July 31, 1996, eight percent at October 31, 1995 and seven percent at July 31, 1995.

Company-owned inventories at July 31, 1996 have increased by $221 million compared with the end of the previous fiscal year and $21 million compared to one year ago, reflecting a normal seasonal increase as well as increased sales and production volumes.

Total interest-bearing debt of the Equipment Operations was $1,012 million at July 31, 1996 compared with $1,099 million at the end of fiscal year 1995 and $1,477 million at July 31, 1995. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 23 percent, 26 percent and 33 percent at July 31, 1996, October 31, 1995 and July 31, 1995, respectively.

During the first nine months of 1996, Deere & Company retired $150 million of 8-1/4% notes due in 1996, $100 million of 9-1/8% notes due in 1996 and $47 million of medium-term notes.

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

During the first nine months of 1996, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables and leases. Cash provided from operating activities was $195 million in the first nine months. Financing activities provided $353 million in 1996, representing a $466 million increase in total borrowings, partially offset by a $113 million dividend to the Equipment Operations. Investing activities used $630 million of cash in the first nine months, primarily due to the acquisitions of credit receivables and leases exceeding collections by $1,254 million, partially offset by $623 million of proceeds from the sale of retail notes. Cash and cash equivalents decreased $83 million during the first nine months of 1996.

In the first nine months of 1995, the aggregate cash provided from operating and financing activities was used primarily to increase credit receivables and cash and cash equivalents. Cash provided from operating activities was $162 million in the first nine months of last year. Financing activities provided $397 million during the same period, representing a $532 million increase in outside borrowings, partially offset by a $65 million decrease in payables to the Equipment Operations and payment of a $70 million dividend to the Equipment Operations. Cash used for investing activities totaled $408 million in the first nine months of 1995, primarily due to acquisitions of credit receivables exceeding collections by $1,167 million, which was partially offset by proceeds of $726 million received from the sale of retail notes in the public market. Cash and cash equivalents increased $151 million during the first nine months of 1995.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. These investments increased $19 million in the first nine months of 1996 and $44 million during the last 12 months due to the recognition of current market values caused by the transfer of debt securities from the held-to-maturity category to the available-for-sale category in November 1995 (see note 12), and purchases of marketable securities exceeding maturities and sales.

Credit receivables increased by $459 million in the first nine months of 1996 and $904 million during the past 12 months. These receivables consist primarily of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, financing leases and wholesale notes receivable.

The credit subsidiaries' receivables increased during the first nine months of 1996 due to acquisitions of credit receivables exceeding collections, which was partially offset by the sale of retail notes for proceeds of $623 million.
Total acquisitions of credit receivables were 19 percent higher in the first nine months of 1996 compared with the same period last year. This significant increase resulted mainly from increased acquisitions of retail notes, revolving charge accounts and wholesale receivables. The increase in credit receivables from acquisitions exceeding collections in the past 12 months was partially offset by the sale of receivables for proceeds of $733 million during the same period. The levels of retail notes, revolving charge accounts, wholesale receivables and financing lease receivables were higher than one year ago. Credit receivables administered by the credit subsidiaries, which include receivables previously sold, amounted to $6,879 million at July 31, 1996 compared with $6,526 million at October 31, 1995 and $6,108 million at July 31, 1995. At July 31, 1996, the unpaid balance of all retail notes previously sold was $1,181 million compared with $1,278 million at October 31, 1995 and $1,302 million at July 31, 1995. Additional sales of retail notes are expected to be made in the future.

Total outside interest-bearing debt of the credit subsidiaries was $5,045 million at July 31, 1996 compared with $4,217 million at the end of fiscal year 1995 and $4,148 million at July 31, 1995. Total outside borrowings increased during the first nine months of 1996 and the past 12 months, generally corresponding with the levels of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1 at July 31, 1996 compared with 6.1 to 1 at October 31, 1995 and 5.6 to 1 at July 31, 1995.

John Deere Capital Corporation issued $550 million and retired $143 million of medium-term notes during the first nine months of 1996.

CONSOLIDATED

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,321 million at July 31, 1996, $1,204 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,675 million.

Stockholders' equity was $3,397 million at July 31, 1996 compared with $3,085 million at October 31, 1995 and $3,033 million at July 31, 1995. The increase of $311 million in the first nine months of 1996 resulted primarily from net income of $643 million and an increase in common stock of $28 million, partially offset by an increase in common stock in treasury of $207 million and dividends declared of $156 million.

The Board of Directors at its meeting on August 28, 1996 declared a quarterly dividend of 20 cents per share payable November 1, 1996 to stockholders of record on September 30, 1996.

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

  (b)     Reports on Form 8-K

          Current Report on Form 8-K dated May 14, 1996
          (Item 7).

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DEERE & COMPANY



Date:  August 30, 1996                  By   s/  Robert W. Lane
       -------------------                  ---------------------------
                                                 Robert W. Lane
                                             Senior Vice President,
                                           Principal Financial Officer
                                        and Principal Accounting Officer

                                  INDEX TO EXHIBITS



Number                                                                Page
- ------                                                                ----

 2        Not applicable                                                -

 3        By-laws, as amended                                           22

 4        Not applicable                                                -

10        Not applicable                                                -

11        Computation of net income per share                           38

12        Computation of ratio of earnings to
            fixed charges                                               39

15        Not applicable                                                -

18        Not applicable                                                -

19        Not applicable                                                -

22        Not applicable                                                -

23        Not applicable                                                -

24        Not applicable                                                -

27        Financial data schedule                                       40

99        Not applicable                                                -