Form 10-K405
period 1996-10-31
DEERE & CO
filed 1997-01-15
CIK 315189

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                  FORM 10-K 405
                              --------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

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

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $1 par value         New York Stock Exchange
                                   Chicago Stock Exchange
                                   Frankfurt, Germany Stock Exchange
5-1/2% Convertible Subordinated
  Debentures Due 2001              New York Stock Exchange
8.95% Debentures Due 2019          New York Stock Exchange
8-1/2% Debentures Due 2022         New York Stock Exchange

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

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1996 was $10,330,658,838. At December 31, 1996, 255,921,723 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 26, 1997 are incorporated by reference in Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I
--------------------------------------------------------------------------------

ITEM 1.   BUSINESS.

PRODUCTS

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into six business segments.

     The Company's worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full line of farm equipment -- including tractors; tillage, soil preparation, seeding and harvesting machinery; sprayers; hay and forage equipment; and integrated precision farming technology.

     The Company's worldwide INDUSTRIAL EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     The Company's worldwide COMMERCIAL AND CONSUMER EQUIPMENT segment, formerly the lawn and grounds care equipment segment, manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility transport vehicles; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets.

     The Company's CREDIT segment, which mainly operates in the United States and Canada, primarily finances sales and leases by John Deere dealers of new and used equipment and sales by non-Deere dealers of recreational vehicles and marine products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

     The Company's INSURANCE segment issues policies in the United States primarily for general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

     The Company's HEALTH CARE segment provides health management programs and related administrative services in the United States to commercial clients and the Company.

The Company's worldwide agricultural, industrial and commercial and consumer equipment operations and subsidiaries are sometimes referred to as the "Equipment Operations." The Company's credit, insurance and health care subsidiaries are sometimes referred to as "Financial Services."

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

MARKET CONDITIONS AND OUTLOOK

Worldwide demand for John Deere agricultural equipment remains very strong. Favorable weather conditions in the major producing areas in North America, combined with the removal of all annual acreage reduction programs in the United States, resulted in significant increases in production of wheat, corn and soybeans in 1996. However, despite recent price declines, grain prices remain at reasonably good overall levels.

Improving worldwide dietary trends and rapid income growth in most of Asia and Latin America continue to stimulate strong demand for farm commodities, resulting in the need for high levels of future plantings. Additionally, many United States farmers signed seven-year production flexibility contracts that establish direct government payments until the year 2002. The payments are not dependent on commodity price levels. During 1996, this program permits estimated payments to farmers of nearly $9 billion. As a result of these factors and the United States Department of Agriculture's projections for continued relatively tight supplies of grains and oilseeds during next year, farmers' confidence has remained at high levels, promoting strong North American demand for agricultural equipment. Additionally, overseas agricultural equipment sales, which were very strong during 1996, are also expected to continue to increase in 1997 due principally to the impact of sales to the republics of the former Soviet Union, including countries such as Ukraine and Kazakhstan.

Industrial equipment markets also remained strong in 1996. Housing demand continued at strong levels, reflecting generally favorable mortgage interest rates, and demand is expected to remain at approximately the same levels in 1997. Strong housing demand coupled with general expectations for moderate economic growth in the domestic economy should promote continued strong industrial equipment demand for next year.

Commercial and consumer equipment industry sales were negatively affected this year by a cold, wet spring followed by a cool, dry summer, resulting in retail sales approximately equal to 1995 levels. However, the first "Sabre by John Deere" products were introduced during 1996, opening a new market segment to the Company. Retail sales volumes in 1997 are currently expected to increase moderately over 1996 levels, assuming more normal weather patterns, growth of the Sabre brand and a continuing strong economy.

The Company's Financial Services operations, which experienced growth in most markets served in 1996, also are expected to continue their profitable growth next year, partially offset by the credit operations' higher planned expenditures for key growth initiatives.

In response to these market conditions, the Company's worldwide physical volume of sales to dealers on a comparable basis is projected to increase by approximately five percent in 1997 compared with 1996. First quarter physical volumes are also projected to be six percent higher than the comparable levels in the first quarter of 1996.

Overall, the outlook for the Company's businesses is positive. The Company is continuing to invest in new growth initiatives throughout the world, which should promote the sale of new as well as existing products in new markets such as China, the republics of the former Soviet Union and India. The Company's excellent worldwide dealer organization continues to successfully provide a strong and critically important linkage to the customers, assisting the Company in meeting their ever increasing expectations and reinforcing the Company's commitment to customer satisfaction. The Company's operating margins have also benefited from its growth and continuous improvement initiatives. Based on these factors, coupled with the continued favorable market outlook for the Company's businesses, the Company expects another strong operating performance next year.

1996 COMPARED WITH 1995 CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income for 1996, totaling $817 million or $3.14 per share compared with last year's income of $706 million or $2.71 per share. The earnings increase was primarily due to higher worldwide agricultural equipment production and sales levels, coupled with strong operating margins reflecting the Company's continuous improvement and growth initiatives. Company results also continued to benefit from the improved performance of its Financial Services subsidiaries.

Worldwide net sales and revenues increased nine percent to $11,229 million in 1996 compared with $10,291 million in 1995. Net sales of the Equipment Operations increased nine percent in 1996 to $9,640 million from $8,830 million last year. Export sales from the United States continued to grow, totaling $1,584 million for 1996 compared with $1,314 million last year, an increase of over 20 percent. Overseas sales for the year remained very strong, rising by 26 percent compared with a year ago and exceeding $2.5 billion for the first time in the Company's history. Overall, the Company's worldwide physical volume of sales increased seven percent for the year, reflecting the increased worldwide demand for the Company's products.

Finance and interest income increased 16 percent to $763 million in 1996 compared with $660 million last year, while insurance and health care premiums increased five percent to $658 million in the current year compared with $628 million in 1995.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $610 million in 1996 compared with $529 million in 1995. The worldwide ratio of cost of goods sold to net sales was 77.7 percent in 1996 compared with 78.6 percent last year. The Equipment Operations' ratio of year-end assets to net sales also improved, decreasing from 76 percent in 1995 to 71 percent in 1996.

Net income of the Company's Financial Services operations improved in 1996 totaling $197 million compared with $167 million in 1995. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

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

Innovations to machinery and technology also influence buying. Reduced tillage practices have been adopted by many farmers to control soil erosion and lower production costs. John Deere has responded to this shift by delivering leading edge planters, drills and tillage equipment. Additionally, the Company has developed a precision farming approach to planting and harvesting. The application of this advanced technology will enable farmers to better control input costs and yields and to improve environmental management.

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

Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment, and to finance sales to dealers in advance of seasonal demand. The Equipment Operations often encourage early retail sales decisions for both new and used equipment, by waiving retail finance charges or offering low-rate financing, during off-season periods and in early order promotions.

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

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of products are purchased from other manufacturers for resale by John Deere outside the United States and Canada, including eight models of tractors sourced from a Czech manufacturer, four sourced from a French manufacturer with John Deere engines and three models sourced from Italy.

INDUSTRIAL EQUIPMENT

The industrial equipment industry is broadly defined as including construction, earthmoving and forestry equipment, as well as some materials handling equipment and a variety of machines for specialized industrial applications, including uses in the mining industry. The Equipment Operations provide types and sizes of equipment that compete for approximately two-thirds of the estimated total United States market for all types and sizes of industrial equipment (other than the market for cranes and specialized mining equipment). Retail sales of John Deere industrial equipment are influenced by prevailing levels of residential, industrial and public construction and the condition of the forest products industry. Sales are also influenced by general economic conditions and the level of interest rates.

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

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and for the distribution of excavators primarily in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of industrial products manufactured by the Company in the United States, including four-wheel-drive loaders and small crawler dozers, are distributed by Hitachi in Japan and other Far East markets.

The Company has an agreement with a Chinese partner and Hitachi to establish a joint venture in China for the manufacture, distribution and servicing of wheel loaders. The division has also taken a number of initiatives in the rental equipment market for industrial machinery including specially designed rental programs for Deere dealers, expanded cooperation with major national equipment rental companies, such as Hertz, and direct participation in the rental market. During the first quarter of 1996, the Company agreed to acquire a minority ownership interest in Sunstate Equipment Corp., a regional rental company based in Phoenix, Arizona.

The Equipment Operations also manufacture and distribute diesel engines and drivetrain components both for use in John Deere products and for sale to other original equipment manufacturers.

COMMERCIAL AND CONSUMER EQUIPMENT

The line of John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, small diesel tractors, compact utility tractors, skid steer loaders, front mowers, small utility transport vehicles, hand-held products such as chain saws, string trimmers and leaf blowers, and a broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

In 1995, the division introduced a new line of entry-level lawn tractors and walk-behind mowers under the name "Sabre by John Deere" in North America and under the name "Europro" in Europe. The division also sells consumer products under the Homelite and Green Machine brand names and sells walk-behind mowers in Europe under the brand name SABO.

In addition to the equipment manufactured by the commercial and consumer division, certain products are purchased from other manufacturers for resale by John Deere, including five models of compact utility tractors sourced from a Japanese manufacturer.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $370 million, or 3.8 percent of net sales of equipment in 1996, and $327 million, or 3.7 percent in 1995.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 17 factory locations, which contain approximately 29.8 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, two to industrial equipment, one to engines, one to hydraulics and power train components, six to commercial and consumer equipment, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany and Mexico; agricultural equipment factories in France, Germany, Mexico and South Africa; engine factories in France and Argentina; a component factory in Spain; and two commercial and consumer facilities in Germany and the Netherlands. These overseas facilities contain approximately 7.3 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include an agricultural equipment manufacturer in Brazil and a joint venture which builds industrial excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

The Equipment Operations manufacture many of the components included in their products. The principal raw materials required for the manufacture of products are purchased from numerous suppliers. Although the Equipment Operations depend upon outside sources of supply for a substantial number of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for industrial, agricultural and commercial and consumer equipment.

The physical volume of sales in 1996 was seven percent higher than in 1995. Although demand for certain key products is nearing production capacity, in general, capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at varying production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

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

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $258 million in 1996 compared with $245 million in 1995 and $217 million in 1994. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $253 million, $243 million and $226 million, respectively. The Equipment Operations' capital expenditures for 1997 are currently estimated to approximate $500 million. The 1997 expenditures will be associated with new product and operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Future levels of capital expenditures will depend on business conditions.

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

MARKETING

In the United States and Canada, the Equipment Operations, excluding Homelite, Green Machine and Sabre, distribute equipment and service parts through six agricultural equipment sales branches, one industrial equipment sales and administration office and one commercial and consumer equipment sales and administration office (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3,400 dealer locations, all of which are independently owned except for one retail store owned and operated by the Company. Approximately 1,700 sell agricultural equipment while over 400 sell industrial equipment. Smaller industrial equipment is sold by nearly all of the industrial equipment dealers and larger industrial equipment, forestry equipment and a line of light industrial equipment are sold by most of these dealers. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few industrial equipment dealers, and about 1,300 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite and Green Machine product lines are sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in five European countries, South Africa, Mexico, Argentina and Australia, by export sales branches in Europe and the United States, and by an associated company in Brazil. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, industrial equipment is sold primarily by an export sales branch located in the United States.

WHOLESALE FINANCING

The Equipment Operations provide wholesale financing to dealers in the United States for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required, and interest is not charged for a substantial part of the period for which the inventories are financed. A security interest is retained in dealers' inventories, and periodic physical checks are made of dealers' inventories. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently are 6 to 9 months for agricultural tractors, 1 to 5 months for industrial equipment, and from 6 to 24 months for most other equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment, and on approved equipment from other manufacturers. A security interest is obtained in such equipment. Equipment dealer defaults incurred in recent years by John Deere have not been significant.

In Canada, John Deere products (other than service parts and commercial and consumer equipment) in the possession of dealers are inventories of the Equipment Operations that are consigned to the dealers. Dealers are required to make deposits on consigned equipment remaining unsold after specified periods.

Sales to overseas dealers are made by the Equipment Operations' overseas and export sales branches and are, for the most part, financed by John Deere in a manner similar to that provided for sales to dealers in the United States and Canada, although maturities tend to be shorter and a security interest is not always retained in the equipment sold.

Receivables from dealers, which largely represent dealer inventories, were $3.2 billion at October 31, 1996 compared with $3.3 billion at October 31, 1995 and $2.9 billion at October 31, 1994. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, were 33 percent, 37 percent and 38 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.8 billion at April 30, 1996 and $3.6 billion at April 30, 1995.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES, MEXICO, CANADA AND THE UNITED KINGDOM. In the United States and Canada, the Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, industrial and commercial and consumer equipment. The Company's credit subsidiaries in the United States and Canada include John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc. and John Deere Receivables, Inc.), and John Deere Credit Inc. (collectively referred to as the Credit Companies). Deere & Company and John Deere Industrial Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc. purchases and finances retail notes through John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the credit subsidiaries acquire retail notes from the sales companies are governed by agreements with the sales companies. Certain subsidiaries of the Capital Corporation lease John Deere agricultural, industrial and commercial and consumer equipment to retail customers in the United States and Mexico. In addition, in October 1996, the Company formed a joint venture company, John Deere Credit Limited, which will enable the Company to participate in offering equipment financing products within the United Kingdom. These products will be offered through John Deere Credit Limited.

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

In October 1996, the Company formalized in a written agreement its long-standing previously expressed intention to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1996 and 1995, the Capital Corporation's ratios were 1.75 to 1 and 1.73 to 1, respectively. The Company has also committed to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Company or any of its direct or indirect subsidiaries. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 27 and 28.

OVERSEAS. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations. The Equipment Operations retain only a minor part of the obligations arising from retail sales of their products overseas.

INSURANCE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries. The insurance group business focus is on marketing commercial property/casualty insurance services and coverages to selected market segments. Marketing efforts are directed through separate business units that specialize in a particular market segment. The Dealer Operations business unit insures dealership organizations in the United States with primary focus on agricultural equipment, industrial equipment and automobile dealerships. The Transportation business unit insures trucking operations with primary focus on long-haul trucking firms. The Specialty Managers business unit provides insurance coverages for niche markets through contracted underwriting managers. Other specialty insurance business marketed through the different business units includes programs which provide insurance on equipment utilized in forestry, construction and agricultural operations and a small amount of long-term disability insurance for John Deere employees.

In 1996, the Company's insurance subsidiaries sold their personal lines block of business to the Allied Group, Inc. for $2 million. This transaction did not include the transfer of any outstanding liabilities and did not have a significant effect on the Company's consolidated financial position or results of operations for 1996.

For additional financial information on insurance operations, see the material under the caption "Insurance Operations" on page 28.

HEALTH CARE

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which was developed from efforts to control its own health care costs. John Deere Health Care currently provides health management programs and related administrative services, either directly, through its practice management division, or through its health maintenance organization subsidiaries, Heritage National Healthplan, Inc., John Deere Family Healthplan, Inc. and John Deere Healthplan of Georgia, Inc. for companies located in Illinois, Iowa, Wisconsin, Kentucky, Tennessee, Virginia and Georgia. At October 31, 1996, approximately 389,000 individuals were enrolled in these programs, of which approximately 68,400 were John Deere employees, retirees and their dependents.

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

The Company has been designated a potentially responsible party (PRP), in conjunction with other parties, in certain government actions associated with hazardous waste sites. As a PRP, the

Company has been and will be required to pay a portion of the costs of evaluation and cleanup of these sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

EMPLOYEES

At October 31, 1996, John Deere had approximately 33,900 employees, including 25,200 employees in the United States and Canada. Unions are certified as bargaining agents for approximately 46.1 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 1997.

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


-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
NAME, AGE AND OFFICE (AT DECEMBER 31, 1996),                         PRINCIPAL OCCUPATION DURING LAST FIVE YEARS OTHER
  AND YEAR ELECTED TO OFFICE                                            THAN OFFICE OF THE COMPANY CURRENTLY HELD
-----------------------------------------------------------------------------------------------------------------------------
Hans W. Becherer         61  Chairman                       1990     1990 and prior, President
Eugene L. Schotanus      59  Executive Vice President       1990     1990 and prior, Senior Vice President
Bernard L. Hardiek       56  Division President             1995     1994-95 Executive Vice President;
                                                                        1994 and prior, Senior Vice President
Joseph W. England        56  Senior Vice President          1981
Michael S. Plunkett      59  Senior Vice President          1983
John K. Lawson           56  Senior Vice President          1995     1995-96 Division President; 1992-95 Senior Vice
                                                                        President; 1992 and prior, Vice President
Robert W. Lane           47  Senior Vice President          1996     1995-96 Senior Vice President, Ag Division;
                                                                        1992-95 Director Latin America, the Far East,
                                                                           Australia and South Africa;
                                                                        1988-92 Vice President, Credit Operations
Pierre E. Leroy          48  Division President             1996     1994-96 Senior Vice President; 1994 and prior, Vice
                                                                        President and Treasurer
Ferdinand F. Korndorf    47  Division President             1995     1994-95 Senior Vice President; 1991-94 Vice President;
                                                                        1990 President of Deere-Hitachi
Frank S. Cottrell        54  Vice President, Secretary      1993     1991-93, Secretary and General Counsel; 1991 and prior,
                             and General Counsel                        Secretary and Associate General Counsel
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

ITEM 2.   PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations also own and operate buildings housing seven sales branches, one centralized parts depot, five regional parts depots and several transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.0 million square feet of floor space. The Equipment Operations also own and operate buildings housing three sales branches, one centralized parts depot and three regional parts depots in Europe. These facilities contain approximately 850,000 square feet of floor space.

Deere & Company administrative offices, offices for insurance and credit, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.0 million square feet of floor space and miscellaneous other facilities total 1.4 million square feet. John Deere also leases space in various locations totaling about 1.1 million square feet. John Deere's obligations on these leases are not material.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt, Germany Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Quarterly Information and Dividend (Unaudited)" on page 43.

During the fiscal year, the Company issued 5,400 shares of restricted stock as compensation to the Company's non-employee directors. These shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration.

ITEM 6.   SELECTED FINANCIAL DATA.

Financial Summary

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(Millions of dollars except per share amounts)
                                                           1996           1995           1994           1993          1992
-----------------------------------------------------------------------------------------------------------------------------
For the Year Ended October 31:
   Total net sales and revenues                         $  11,229      $  10,291       $  8,977       $  7,696      $  6,930
   Income before changes in accounting(1)               $     817      $     706       $    604       $    184      $     37
   Net income (loss)                                    $     817      $     706       $    604       $   (921)     $     37
   Income per share before changes in
      accounting - primary and fully diluted(1)(2)      $    3.14      $    2.71       $   2.34       $   .80       $    .16
Net income (loss) per share -
   primary and fully diluted(2)                         $    3.14      $    2.71       $   2.34       $  (3.97)     $    .16
   Dividends declared per share(2)                      $     .80      $     .75       $.68-1/3       $.66-2/3      $.66-2/3
At October 31:
   Total assets                                         $  14,653      $  13,847       $ 12,781       $ 11,467      $ 11,446
   Long-term borrowings                                 $   2,425      $   2,176       $  2,054       $  2,548      $  2,473

(1)   In 1993, the Company adopted FASB Statements No. 106 and 112.
(2)   Adjusted for a three-for-one stock split effective November 17, 1995.
------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 24 through 30.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 18 through 43 .

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 10, 1997 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office", is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant".

Based solely upon a review of Forms 3, 4 and 5, with respect to the most recent fiscal year, no person subject to Section 16 of the Securities Exchange Act of 1934 with respect to the registrant failed to file on a timely basis any reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the proxy statement under the caption "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     None.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

     The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director and (ii) the directors and officers as a group, contained in the proxy statement under the captions "Election of Directors", "Directors Continuing in Office", "Summary Compensation Table" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" is incorporated herein by reference.

(C)  CHANGE IN CONTROL.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                            PAGE
(a)(1)    FINANCIAL STATEMENTS

          Statement of Consolidated Income for the years ended
          October 31, 1996, 1995 and 1994                                     18

          Consolidated Balance Sheet, October 31, 1996 and 1995               20

          Statement of Consolidated Cash Flows for the years ended
          October 31, 1996, 1995 and 1994                                     22

          Notes to Consolidated Financial Statements                          31

(a)(2)    SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

          Schedule II - Valuation and Qualifying Accounts for the years
          ended October 31, 1996, 1995 and 1994                               48

(a)(3)    EXHIBITS

          SEE THE "INDEX TO EXHIBITS" ON PAGES 50 - 52 OF THIS REPORT.

          Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)       REPORTS ON FORM 8-K.

          Current report on Form 8-K dated August 13, 1996 (Item 7).

          FINANCIAL STATEMENT SCHEDULES OMITTED

          The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

                      (THIS PAGE INTENTIONALLY LEFT BLANK.)

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

------------------------------------------------------------------------------------------------------------------
                                                                                  CONSOLIDATED
                                                                 (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
------------------------------------------------------------------------------------------------------------------
                                                                              YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                      1996           1995           1994
------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . . . . . . . . .   $  9,640.0     $  8,830.2     $  7,663.1
Finance and interest income. . . . . . . . . . . . . . . . . . .        763.4          660.4          547.8
Insurance and health care premiums . . . . . . . . . . . . . . .        658.1          627.6          609.4
Investment income. . . . . . . . . . . . . . . . . . . . . . . .         66.2           95.4           93.9
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .        101.7           76.9           62.9
                                                                     --------       --------       --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,229.4       10,290.5        8,977.1
                                                                     --------       --------       --------
------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . .      7,460.2        6,922.1        6,019.6
Research and development expenses. . . . . . . . . . . . . . . .        370.3          327.4          275.7
Selling, administrative and general expenses . . . . . . . . . .      1,146.6        1,001.4          907.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .        402.2          392.4          303.0
Insurance and health care claims and benefits. . . . . . . . . .        502.1          499.2          512.5
Other operating expenses . . . . . . . . . . . . . . . . . . . .         61.4           55.3           37.8
                                                                     --------       --------       --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,942.8        9,197.8        8,056.2
                                                                     --------       --------       --------
------------------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES . . . . . . . .      1,286.6        1,092.7          920.9
Provision for income taxes . . . . . . . . . . . . . . . . . . .        479.8          397.8          332.2
                                                                     --------       --------       --------

INCOME OF CONSOLIDATED GROUP . . . . . . . . . . . . . . . . . .        806.8          694.9          588.7
                                                                     --------       --------       --------
------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES
AND AFFILIATES
  Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . .                          .7            4.9
  Health care. . . . . . . . . . . . . . . . . . . . . . . . . .
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10.5           10.5           10.0
                                                                     --------       --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         10.5           11.2           14.9
                                                                     --------       --------       --------
------------------------------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  817.3       $  706.1       $  603.6
                                                                     --------       --------       --------
------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income per share, primary and fully diluted. . . . . . . . .     $   3.14       $   2.71       $   2.34
Dividends declared . . . . . . . . . . . . . . . . . . . . . . .     $    .80       $    .75       $    .68 1/3
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                   EQUIPMENT OPERATIONS                 FINANCIAL SERVICES
                                                              (DEERE & COMPANY WITH FINANCIAL
                                                               SERVICES ON THE EQUITY BASIS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   YEAR ENDED OCTOBER 31               YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)              1996        1995        1994        1996        1995        1994
------------------------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment . . . . . . . . . . . . . . . .       $9,640.0    $8,830.2    $7,663.1
Finance and interest income. . . . . . . . . . . . . .          120.5       105.3        81.3   $  648.5     $  561.2    $  471.9
Insurance and health care premiums . . . . . . . . . .                                             690.6        674.6       648.3
Investment income. . . . . . . . . . . . . . . . . . .                                              66.2         95.4        93.9
Other income . . . . . . . . . . . . . . . . . . . . .           28.8        28.4        24.0       76.2         52.0        43.7
                                                             --------    --------    --------   --------     --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . .        9,789.3     8,963.9     7,768.4    1,481.5      1,383.2     1,257.8
                                                             --------    --------    --------   --------     --------    --------
------------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold . . . . . . . . . . . . . . . . . .        7,486.1     6,943.8     6,032.6
Research and development expenses. . . . . . . . . . .          370.3       327.4       275.7
Selling, administrative and general expenses . . . . .          817.7       707.7       638.3      337.1        305.9       282.9
Interest expense . . . . . . . . . . . . . . . . . . .          107.4       126.7       117.1      300.3        271.7       191.3
Insurance and health care claims and benefits. . . . .                                             503.8        515.6       529.6
Other operating expenses . . . . . . . . . . . . . . .           24.3        25.5        17.0       37.1         30.0        20.8
                                                             --------    --------    --------   --------     --------    --------
  Total. . . . . . . . . . . . . . . . . . . . . . . .        8,805.8     8,131.1     7,080.7    1,178.3      1,123.2     1,024.6
                                                             --------    --------    --------   --------     --------    --------
------------------------------------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES . . .          983.5       832.8       687.7      303.2        260.0       233.2
Provision for income taxes . . . . . . . . . . . . . .          373.5       303.8       254.7      106.4         94.1        77.5
                                                             --------    --------    --------   --------     --------    --------
INCOME OF CONSOLIDATED GROUP . . . . . . . . . . . . .          610.0       529.0       433.0      196.8        165.9       155.7
                                                             --------    --------    --------   --------     --------    --------
------------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES
AND AFFILIATES
  Credit . . . . . . . . . . . . . . . . . . . . . . .          146.6       120.9       113.7
  Insurance. . . . . . . . . . . . . . . . . . . . . .           32.7        29.4        31.2                      .7         4.9
  Health care. . . . . . . . . . . . . . . . . . . . .           17.5        16.3        15.7
  Other. . . . . . . . . . . . . . . . . . . . . . . .           10.5        10.5        10.0
                                                             --------    --------    --------   --------     --------    --------
    Total. . . . . . . . . . . . . . . . . . . . . . .          207.3       177.1       170.6                      .7         4.9
                                                             --------    --------    --------   --------     --------    --------
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .       $  817.3    $  706.1    $  603.6   $  196.8     $  166.6    $  160.6
                                                             --------    --------    --------   --------     --------    --------
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, industrial equipment and commercial and consumer equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------
                                                                         CONSOLIDATED
                                                        (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
--------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                         OCTOBER 31
ASSETS                                                               1996           1995
--------------------------------------------------------------------------------------------------------------
Cash and short-term investments. . . . . . . . . . . . . . . . .   $  291.5       $  363.7
Cash deposited with unconsolidated subsidiaries. . . . . . . . .
                                                                   --------       --------
     Cash and cash equivalents . . . . . . . . . . . . . . . . .      291.5          363.7
Marketable securities. . . . . . . . . . . . . . . . . . . . . .      869.4          829.7
Receivables from unconsolidated  subsidiaries and affiliates . .       13.1            2.3
Dealer accounts and notes receivable - net . . . . . . . . . . .    3,152.7        3,259.7
Credit receivables - net . . . . . . . . . . . . . . . . . . . .    5,912.2        5,345.2
Other receivables. . . . . . . . . . . . . . . . . . . . . . . .      549.6          492.4
Equipment on operating leases - net. . . . . . . . . . . . . . .      429.8          258.8
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      828.9          720.8
Property and equipment - net . . . . . . . . . . . . . . . . . .    1,351.7        1,335.6
Investments in unconsolidated subsidiaries and affiliates. . . .      127.4          115.2
Intangible assets - net. . . . . . . . . . . . . . . . . . . . .      285.9          305.0
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       75.6           61.6
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .      653.0          639.8
Deferred charges . . . . . . . . . . . . . . . . . . . . . . . .      111.9          117.6
                                                                   --------       --------
--------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,652.7      $13,847.4
                                                                   --------       --------
                                                                   --------       --------
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings  . . . . . . . . . . . . . . . . . . . . .   $3,144.1       $3,139.8
Payables to unconsolidated subidiaries and affiliates. . . . . .       27.6           27.5
Accounts payable and accrued expenses. . . . . . . . . . . . . .    2,676.2        2,533.0
Insurance and health care claims and reserves. . . . . . . . . .      437.6          470.3
Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      132.4           72.8
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .        9.4           15.6
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . .    2,425.4        2,175.8
Retirement benefit accruals and other liabilities. . . . . . . .    2,242.8        2,327.2
                                                                   --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .   11,095.5       10,762.0
                                                                   --------       --------
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value
 (authorized - 600,000,000 shares;issued - 263,833,099
 shares in 1996 and 262,524,084 shares in 1995), at stated
 value . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,770.1        1,728.7
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .    2,299.5        1,690.3
Minimum pension liability adjustment . . . . . . . . . . . . . .     (235.4)        (300.4)
Cumulative translation adjustment. . . . . . . . . . . . . . . .      (14.0)         (11.6)

Unrealized gain on marketable securities . . . . . . . . . . . .       14.0            3.6
Unamortized restricted stock compensation  . . . . . . . . . . .      (11.1)         (12.1)
Common stock in treasury, 6,567,007 shares in 1996
 and 549,387 shares in 1995, at cost . . . . . . . . . . . . . .     (265.9)         (13.1)
                                                                   --------       --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . .    3,557.2        3,085.4
                                                                   --------       --------
--------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,652.7      $13,847.4
                                                                   --------       --------
                                                                   --------       --------
--------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                  EQUIPMENT OPERATIONS                  FINANCIAL SERVICES
                                                             (DEERE & COMPANY WITH FINANCIAL
                                                              SERVICES ON THE EQUITY BASIS)
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                      OCTOBER 31                           OCTOBER 31
ASSETS                                                           1996               1995             1996               1995
----------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments. . . . . . . . . . . . . . .   $   80.0          $   71.0          $  211.6          $  292.7
Cash deposited with unconsolidated subsidiaries. . . . . . .      544.8             460.1
                                                               --------          --------          --------          --------
     Cash and cash equivalents . . . . . . . . . . . . . . .      624.8             531.1             211.6             292.7
Marketable securities. . . . . . . . . . . . . . . . . . . .                                          869.4             829.7
Receivables from unconsolidated
 subsidiaries and affiliates . . . . . . . . . . . . . . . .      105.3              55.5
Dealer accounts and notes receivable - net . . . . . . . . .    3,152.7           3,259.7
Credit receivables - net . . . . . . . . . . . . . . . . . .      103.4             118.3           5,808.8           5,226.9
Other receivables. . . . . . . . . . . . . . . . . . . . . .       56.6               3.2             492.9             490.2
Equipment on operating leases - net. . . . . . . . . . . . .      152.9             119.3             276.8             139.5
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      828.9             720.8
Property and equipment - net . . . . . . . . . . . . . . . .    1,301.3           1,295.0              50.4              40.6
Investments in unconsolidated
 subsidiaries and affiliates . . . . . . . . . . . . . . . .    1,445.3           1,378.4               6.3
Intangible assets - net. . . . . . . . . . . . . . . . . . .      276.3             295.4               9.7               9.6
Other assets . . . . . . . . . . . . . . . . . . . . . . . .       34.1              29.4              41.5              32.1
Deferred income taxes. . . . . . . . . . . . . . . . . . . .      603.2             578.9              49.7              61.0
Deferred charges . . . . . . . . . . . . . . . . . . . . . .       83.3              79.1              28.7              38.5
                                                               --------          --------          --------          --------
----------------------------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $8,768.1          $8,464.1          $7,845.8          $7,160.8
                                                               --------          --------          --------          --------
                                                               --------          --------          --------          --------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings  . . . . . . . . . . . . . . . . . . .     $223.6            $395.7          $2,920.6          $2,744.1
Payables to unconsolidated subsidiaries and affiliates . . .       27.6              27.5             637.0             513.3
Accounts payable and accrued expenses. . . . . . . . . . . .    1,975.1           1,859.9             701.1             674.1
Insurance and health care claims and reserves. . . . . . . .                                          437.6             470.3
Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . .      130.3              72.4               2.1                .3
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        9.4              15.6
Long-term borrowings . . . . . . . . . . . . . . . . . . . .      625.9             702.9           1,799.5           1,472.9
Retirement benefit accruals and other liabilities. . . . . .    2,219.0           2,304.7              23.7              22.6
                                                               --------          --------          --------          --------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .    5,210.9           5,378.7           6,521.6           5,897.6
                                                               --------          --------          --------          --------
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000
 shares; issued - 263,833,099 shares in 1996 and
 262,524,084 shares in 1995), at stated
 value . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,770.1           1,728.7             209.4             209.4
Retained earnings. . . . . . . . . . . . . . . . . . . . . .    2,299.5           1,690.3           1,103.2           1,054.3
Minimum pension liability adjustment . . . . . . . . . . . .     (235.4)           (300.4)
Cumulative translation adjustment. . . . . . . . . . . . . .      (14.0)            (11.6)             (2.4)             (4.1)
Unrealized gain on marketable securities.. . . . . . . . . .       14.0               3.6              14.0               3.6
Unamortized restricted stock compensation  . . . . . . . . .      (11.1)            (12.1)
Common stock in treasury, 6,567,007
 shares in 1996 and 549,387 shares
 in 1995, at cost. . . . . . . . . . . . . . . . . . . . . .     (265.9)            (13.1)
                                                               --------          --------          --------          --------
Total stockholders' equity . . . . . . . . . . . . . . . . .    3,557.2           3,085.4           1,324.2           1,263.2
                                                               --------          --------          --------          --------
----------------------------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $8,768.1          $8,464.1          $7,845.8          $7,160.8
                                                               --------          --------          --------          --------
                                                               --------          --------          --------          --------
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

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                CONSOLIDATED
                                                              (DEERE & COMPANY AND CONSOLIDATED SUBDSIDIARIES)
--------------------------------------------------------------------------------------------------------------
                                                                            YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                             1996           1995           1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  817.3       $  706.1       $  603.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful receivables . . . . . . . . . . . . . .       59.9           39.6           36.1
  Provision for depreciation . . . . . . . . . . . . . . . . . .      311.4          283.1          256.7
  Undistributed earnings of
   unconsolidated subsidiaries and affiliates. . . . . . . . . .       (2.6)          (9.2)         (12.6)
  Provision (credit) for deferred income taxes . . . . . . . . .      (65.0)          75.5           26.2
  Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . .       89.9         (355.4)        (147.8)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      (75.1)         (17.0)        (164.5)
    Accounts payable and accrued expenses. . . . . . . . . . . .      162.1          218.4           61.4
    Insurance and health care claims and reserves. . . . . . . .      (39.7)          38.0           98.8
    Retirement benefit accruals. . . . . . . . . . . . . . . . .       72.0         (150.4)         (58.3)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14.2           10.7           19.2
                                                                   --------       --------       --------
      Net cash provided by operating activities. . . . . . . . .    1,344.4          839.4          718.8
                                                                   --------       --------       --------
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of credit receivables. . . . . . . . . . . . . . . .    4,353.4        3,409.9        3,012.5
Proceeds from sales of credit receivables. . . . . . . . . . . .      960.3          837.3          561.9
Proceeds from maturities and sales of marketable securities. . .      104.4          181.2          222.9
Proceeds from sales of equipment on operating leases . . . . . .       86.0           45.5           49.2
Proceeds from sales of businesses. . . . . . . . . . . . . . . .                      90.5
Cost of credit receivables acquired. . . . . . . . . . . . . . .   (5,902.6)      (5,147.7)      (4,308.8)
Purchases of marketable securities . . . . . . . . . . . . . . .     (127.3)        (194.1)        (344.8)
Purchases of property and equipment. . . . . . . . . . . . . . .     (275.9)        (262.4)        (228.1)
Cost of operating leases acquired. . . . . . . . . . . . . . . .     (299.4)        (120.8)        (102.5)
Acquisitions of businesses . . . . . . . . . . . . . . . . . . .     (112.4)                       (119.8)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2.0)         (35.2)          52.2
                                                                   --------       --------       --------
  Net cash used for investing activities . . . . . . . . . . . .   (1,215.5)      (1,195.8)      (1,205.3)
                                                                   --------       --------       --------
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings . . . . . . . . . .     (283.2)         490.1          934.2
Change in intercompany receivables/payables. . . . . . . . . . .
Proceeds from long-term borrowings . . . . . . . . . . . . . . .    1,190.0          775.0          188.5
Principal payments on long-term borrowings . . . . . . . . . . .     (661.4)        (636.7)        (590.7)
Proceeds from issuance of common stock . . . . . . . . . . . . .       39.0           43.6           36.9
Repurchases of common stock. . . . . . . . . . . . . . . . . . .     (274.7)          (5.6)          (3.0)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .     (209.3)        (190.5)        (171.8)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (.4)          (2.6)          (3.2)
                                                                   --------       --------       --------
  Net cash provided by (used for) financing activities . . . . .     (200.0)         473.3          390.9
                                                                   --------       --------       --------
--------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . .       (1.1)           1.4            2.8
                                                                   --------       --------       --------
--------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .      (72.2)         118.3          (92.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . .      363.7          245.4          338.2
                                                                   --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . .   $  291.5       $  363.7       $  245.4
                                                                   --------       --------       --------
                                                                   --------       --------       --------
--------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                    EQUIPMENT OPERATIONS                 FINANCIAL SERVICES
                                                               (DEERE & COMPANY WITH FINANCIAL
                                                                SERVICES ON THE EQUITY BASIS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED OCTOBER 31               YEAR ENDED OCTOBER 31
                                                                1996        1995        1994        1996        1995       1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  817.3    $  706.1    $  603.6    $  196.8    $  166.6   $  160.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for doubtful receivables . . . . . . . . . . . .      17.2         3.5         5.6        42.7        36.1       30.5
  Provision for depreciation . . . . . . . . . . . . . . . .     264.9       255.2       230.6        46.5        27.8       26.1
  Undistributed earnings of unconsolidated subsidiaries
   and affiliates. . . . . . . . . . . . . . . . . . . . . .     (51.5)      (82.6)       57.3         5.6         (.5)      (3.6)
  Provision (credit) for deferred income taxes . . . . . . .     (70.7)       77.0        32.4                    (1.5)      (6.2)
  Changes in assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . .      82.7      (311.2)      (85.8)        8.1       (44.3)     (62.0)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .     (75.1)      (17.0)     (164.5)
    Accounts payable and accrued expenses. . . . . . . . . .     130.1       219.8         5.6        31.0        (1.3)      55.7
    Insurance and health care claims and reserves. . . . . .                                         (39.7)       38.0       98.8
    Retirement benefit accruals. . . . . . . . . . . . . . .      70.9      (150.0)      (65.7)        1.1         (.4)       7.4
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .      27.4        13.7        57.7       (13.0)       (3.0)     (38.5)
                                                              --------    --------    --------    --------    --------   --------
      Net cash provided by operating activities. . . . . . .   1,213.2       714.5       676.8       279.1       217.5      268.8
                                                              --------    --------    --------    --------    --------   --------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of credit receivables. . . . . . . . . . . . . .      58.2        58.1        77.1     4,295.2     3,351.9    2,935.3
Proceeds from sales of credit receivables. . . . . . . . . .        .3          .5         1.6       960.0       836.8      580.2
Proceeds from maturities and sales
 of marketable securities. . . . . . . . . . . . . . . . . .                                         104.4       181.2      222.9
Proceeds from sales of equipment on operating leases . . . .      32.6        24.3        25.0        53.4        21.1       24.2
Proceeds from sales of businesses. . . . . . . . . . . . . .                                                      90.5
Cost of credit receivables acquired. . . . . . . . . . . . .     (41.3)      (59.0)      (70.1)   (5,861.3)   (5,088.7)  (4,258.6)
Purchases of marketable securities . . . . . . . . . . . . .                                        (127.3)     (194.1)    (344.8)
Purchases of property and equipment. . . . . . . . . . . . .    (256.8)     (244.6)     (215.2)      (19.2)      (17.8)     (12.8)
Cost of operating leases acquired. . . . . . . . . . . . . .     (76.6)      (62.5)      (52.3)     (222.8)      (58.3)     (50.1)
Acquisitions of businesses . . . . . . . . . . . . . . . . .    (106.2)                 (119.8)       (6.2)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       6.2        (9.7)       14.8        (7.9)      (25.5)      37.4
                                                              --------    --------    --------    --------    --------   --------
      Net cash used for investing activities . . . . . . . .    (383.6)     (292.9)     (338.9)     (831.7)     (902.9)    (866.3)
                                                              --------    --------    --------    --------    --------   --------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities Increase
 (decrease) in short-term borrowings . . . . . . . . . . . .      67.2        35.4      (301.8)     (350.4)      454.7    1,235.9
Change in intercompany receivables/payables. . . . . . . . .     (39.0)      134.7       320.0       123.7       325.4     (320.0)
Proceeds from long-term borrowings . . . . . . . . . . . . .                                       1,190.0       775.0      188.5
Principal payments on long-term borrowings . . . . . . . . .    (317.5)      (10.9)     (185.5)     (344.0)     (625.8)    (405.2)
Proceeds from issuance of common stock . . . . . . . . . . .      39.0        43.6        36.9
Repurchases of common stock. . . . . . . . . . . . . . . . .    (274.7)       (5.6)       (3.0)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . .    (209.3)     (190.5)     (171.8)     (147.8)      (92.6)    (226.8)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (.4)       (2.6)       (3.2)
                                                              --------    --------    --------    --------    --------   --------
      Net cash provided by (used for) financing activities .    (734.7)        4.1      (308.4)      471.5       836.7      472.4
                                                              --------    --------    --------    --------    --------   --------
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . .      (1.2)        1.4         2.8
                                                              --------    --------    --------    --------    --------   --------
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . .      93.7       427.1        32.3       (81.1)      151.3     (125.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . .     531.1       104.0        71.7       292.7       141.4      266.5
                                                              --------    --------    --------    --------    --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . .  $  624.8    $  531.1    $  104.0    $  211.6    $  292.7   $  141.4
                                                              --------    --------    --------    --------    --------   --------
                                                              --------    --------    --------    --------    --------   --------
------------------------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1996, 1995 AND 1994 (UNAUDITED)
--------------------------------------------------------------------------------
Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a broad range of industrial equipment for construction, forestry and public works; and a variety of commercial and consumer equipment. The company also provides credit, insurance and health care products for businesses and the general public. Additional information on these business segments is presented beginning on page 32.

1996 COMPARED WITH 1995 (UNAUDITED)
--------------------------------------------------------------------------------
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income for 1996, totaling $817 million or $3.14 per share compared with last year's income of $706 million or $2.71 per share. The earnings increase was primarily due to higher worldwide agricultural equipment production and sales levels, coupled with strong operating margins reflecting the company's continuous improvement and growth initiatives. Company results also continued to benefit from the improved performance of its Financial Services subsidiaries.

    Worldwide net sales and revenues increased nine percent to $11,229 million in 1996 compared with $10,291 million in 1995. Net sales of the Equipment Operations increased nine percent in 1996 to $9,640 million from $8,830 million last year. Export sales from the United States continued to grow, totaling $1,584 million for 1996 compared with $1,314 million last year, an increase of over 20 percent. Overseas sales for the year remained very strong, rising by 26 percent compared with a year ago and exceeding $2.5 billion for the first time in the company's history. Overall, the company's worldwide physical volume of sales increased seven percent for the year, reflecting the increased worldwide demand for the company's products.

    Finance and interest income increased 16 percent to $763 million in 1996 compared with $660 million last year, while insurance and health care premiums increased five percent to $658 million in the current year compared with $628 million in 1995.

    The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $610 million in 1996 compared with $529 million in 1995. The improved operating results in 1996 were a result of the worldwide agricultural equipment operations, as explained below. The worldwide ratio of cost of goods sold to net sales was 77.7 percent in 1996 compared with 78.6 percent last year. The Equipment Operations' ratio of year-end assets to net sales also improved, decreasing from 76 percent in 1995 to 71 percent in 1996.

    Net income of the company's Financial Services operations improved in 1996 totaling $197 million compared with $167 million in 1995. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

--------------------------------------------------------------------------------
BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32. Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of the credit segment, which includes the effect of interest expense.


                             1996 NET SALES AND REVENUES
                                 BY BUSINESS SEGMENT
--------------------------------------------------------------------------------

Agricultural                                                      Health Care 3%
Equipment 55%


Industrial                                                          Insurance 4%
Equipment 17%                        [PIE CHART]


Commercial and Consumer                                                Credit 6%
Equipment 15%



                           WORLDWIDE AGRICULTURAL EQUIPMENT


                                       [CHART]


         NET SALES         OPERATING PROFIT
YEAR     (IN BILLIONS)     (IN MILLIONS)
1994     $4.7                   $553
1995     $5.3                   $643
1996     $6.1                   $821


    Operating profit of the worldwide agricultural equipment segment increased significantly to $821 million in 1996 compared with $643 million in 1995, as a result of an increase in sales and production volumes, substantially improved overseas results and lower relative sales incentive costs, partially offset by expenses for development of new markets and products. Agricultural equipment sales increased 16 percent in 1996 compared to 1995.


                            WORLDWIDE INDUSTRIAL EQUIPMENT
--------------------------------------------------------------------------------

                                       [CHART]


         NET SALES                 OPERATING PROFIT
YEAR     (IN BILLIONS)              (IN MILLIONS)
1994     $1.6                           $132
1995     $1.9                           $198
1996     $1.9                           $186

--------------------------------------------------------------------------------
    The worldwide industrial equipment operations generated an operating profit of $186 million this year compared with $198 million in 1995. The lower operating profit in 1996 resulted mainly from increased development expenses associated with improving the fuel efficiency and emissions performance of new engines. In 1996, industrial equipment sales increased two percent compared to last year.

                     WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
--------------------------------------------------------------------------------



                                       [CHART]


         NET SALE                 OPERATING PROFIT
YEAR     (IN BILLIONS)              (IN MILLIONS)
1994     $1.3                            $162
1995     $1.7                            $165
1996     $1.6                            $118

    The worldwide commercial and consumer equipment operatins had an operating profit of $118 million in 1996 compared with $165 million in 1995. Operating profit decreased in 1996 due primarily to lower sales volume and increased promotional and growth expenditures associated with the division's new market initiatives. Commercial and consumer equipment sales decreased three percent in 1996 compared to 1995.

                                  FINANCIAL SERVICES
--------------------------------------------------------------------------------


                                       [CHART]

         REVENUES                  OPERATING PROFIT
YEAR     (IN BILLIONS)              (IN MILLIONS)
1994     $1.2                            $238
1995     $1.3                            $261
1996     $1.4                            $303

    The combined operating profit of the credit, insurance and health care business segments was $303 million in 1996 compared to $261 million in 1995 as discussed on pages 27 through 29.

                    UNITED STATES AND CANADA EQUIPMENT OPERATIONS
--------------------------------------------------------------------------------

                                       [CHART]

         NET SALES                 OPERATING PROFIT
YEAR     (IN BILLIONS)              (IN MILLIONS)
1994     $5.9                           $764
1995     $6.6                           $839
1996     $6.9                           $867

    On a geographic basis, the United States and Canadian equipment operations had an operating profit of $867 million in 1996 compared with $839 million last year as a result of higher production and sales volumes, which were partially offset by increased engine development expenses and higher promotional and growth expenditures. Sales increased four percent in 1996 and the physical volume of sales increased one percent compared to last year.


                            OVERSEAS EQUIPMENT OPERATIONS
--------------------------------------------------------------------------------

                                       [CHART]

        NET SALES                OPERATING PROFIT
YEAR    (IN BILLIONS)              (IN MILLIONS)
1994    $1.8                            $83
1995    $2.2                            $167
1996    $2.7                            $258

    The overseas equipment operations generated a significantly higher operating profit of $258 million in 1996 compared with $167 million last year, primarily due to the higher volumes of production and sales, continued cost improvements and operating efficiencies. Overseas sales increased 26 percent and the physical volume of sales increased 24 percent in 1996 compared with 1995. Included in overseas sales in 1996 were $95 million of combine sales to Ukraine.

MARKET CONDITIONS AND OUTLOOK

Worldwide demand for John Deere agricultural equipment remains very strong. Favorable weather conditions in the major producing areas in North America, combined with the removal of all annual acreage reduction programs in the United States, resulted in significant increases in production of wheat, corn and soybeans in 1996. However, despite recent price declines, grain prices remain at reasonably good overall levels.

    Improving worldwide dietary trends and rapid income growth in most of Asia and Latin America continue to stimulate strong demand for farm commodities, resulting in the need for high levels of future plantings. Additionally, many United States farmers signed seven-year production flexibility contracts that establish direct government payments until the year 2002. The payments are not dependent on commodity price levels. During 1996, this program permits estimated payments to farmers of nearly $9 billion. As a result of these factors and the United States Department of Agriculture's projections for continued relatively tight supplies of grains and oilseeds during next year, farmers' confidence has remained at high levels, promoting strong North American demand for agricultural equipment. Additionally, overseas agricultural equipment sales, which were very strong during 1996, are also expected to continue to increase in 1997 due principally to the impact of sales to the republics of the former Soviet Union, including countries such as Ukraine and Kazakhstan.

    Industrial equipment markets also remained strong in 1996. Housing demand continued at strong levels, reflecting generally favorable mortgage interest rates, and demand is expected to remain at approximately the same levels in 1997. Strong housing demand

--------------------------------------------------------------------------------
coupled with general expectations for moderate economic growth in the domestic economy should promote continued strong industrial equipment demand for next year.

    Commercial and consumer equipment industry sales were negatively affected this year by a cold, wet spring followed by a cool, dry summer, resulting in retail sales approximately equal to 1995 levels. However, the first "Sabre by John Deere" products were introduced during 1996, opening a new market segment to the company. Retail sales volumes in 1997 are currently expected to increase moderately over 1996 levels, assuming more normal weather patterns, growth of the Sabre brand and a continuing strong economy.

    The company's Financial Services operations, which experienced growth in most markets served in 1996, also are expected to continue their profitable growth next year, partially offset by the credit operations, higher planned expenditures for key growth initiatives.

    In response to these market conditions, the company's worldwide physical volume of sales to dealers on a comparable basis is projected to increase by approximately five percent in 1997 compared with 1996. First quarter physical volumes are also projected to be six percent higher than the comparable levels in the first quarter of 1996.

    Overall, the outlook for the company's businesses is positive. The company is continuing to invest in new growth initiatives throughout the world, which should promote the sale of new as well as existing products in new markets such as China, the republics of the former Soviet Union and India. The company's excellent worldwide dealer organization continues to successfully provide a strong and critically important linkage to the customers, assisting the company in meeting their ever increasing expectations and reinforcing the company's commitment to the customers' satisfaction. The company's operating margins have also benefited from its growth and continuous improvement initiatives. Based on these factors, coupled with the continued favorable market outlook for the company's businesses, the company expects another strong operating performance next year.

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Market Conditions and Outlook" heading that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. The company's businesses include Equipment Operations (agricultural, industrial and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. The company's outlook is based upon assumptions relating to the factors described in the preceding sentence. The importance of these assumptions differs from one business segment to another. For example, general economic conditions and housing starts affect retail sales of industrial equipment and commercial and consumer equipment more than they affect retail sales of agricultural equipment. With respect to agricultural equipment, the legislative reforms in Western Europe and the United States should increase planting flexibility and decrease dependency upon support payments, however, no assumption has been made relative to possible changes in these reforms or as to the longer-term impact. The interest rate environment impacts all segments of the company's business by affecting the company's own borrowing costs, its lending spreads and the cost to the company's customers of company products. Further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, is included in the company's filings with the Securities and Exchange Commission.

1995 COMPARED WITH 1994 (UNAUDITED)
--------------------------------------------------------------------------------
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income for 1995, totaling $706 million or $2.71 per share compared with $604 million or $2.34 per share in 1994. The company's strong results for 1995 were due to higher production and sales levels, coupled with significantly improved overseas and industrial equipment division results. Additionally, the company's exports from the United States set a new record, totaling $1,314 million. Company results also continued to benefit from the strong performance of its Financial Services subsidiaries.

    The company's annual net sales and revenues exceeded $10 billion for the first time in the company's history, due to continued growth in demand for the company's products and services. Worldwide net sales and revenues increased 15 percent to $10,291 million in 1995 compared with $8,977 million in 1994. Net sales of the Equipment Operations increased 15 percent in 1995 to $8,830 million from $7,663 million in 1994. The physical volume of sales increased by 11 percent in 1995 compared with 1994.

    Finance and interest income increased 20 percent to $660 million in 1995 compared with $548 million in 1994, while insurance and health care premiums increased three percent to $628 million in 1995 compared with $609 million in 1994.

    The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had income of $529 million in 1995 compared with $433 million in 1994. The improved operating results of the Equipment Operations in 1995 were the primary factor behind the company's record profitability. The benefits from the higher production and sales volumes were partially offset by the impact of management's planned initiatives to reduce service parts inventory and used goods receivables. Service parts production was lower and used goods sales incentive expenses increased compared to 1994 as a result of the initiatives. The worldwide ratio of cost of goods sold to net sales was 78.6 percent in 1995 compared with 78.7 percent in 1994.

--------------------------------------------------------------------------------
    Net income of the company's Financial Services operations remained strong totaling $167 million in 1995 compared with $161 million in 1994. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32.

    Operating profit of each of the company's Equipment Operations was favorably affected by higher sales volumes in 1995 compared with results in 1994.

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

    The worldwide industrial equipment operations improved substantially in 1995, generating an operating profit of $198 million in 1995 compared with $132 million in 1994, primarily as a result of higher production and sales volumes, and improved operating efficiency. In 1995, sales increased 14 percent compared to 1994.

    The worldwide commercial and consumer equipment operations had an operating profit of $165 million in 1995 compared with $162 million in 1994. The Homelite division of Textron, Inc. was purchased in August 1994 and its results since the acquisition are included in the commercial and consumer equipment operations. Net sales in 1995 included Homelite sales of $287 million compared to $36 million in 1994. Excluding Homelite, commercial and consumer equipment sales increased 10 percent in 1995. The benefits from the small increase in production and sales volumes were offset by unfavorable currency fluctuations on imported components. Including Homelite, commercial and consumer equipment sales increased 29 percent in 1995.

    The combined operating profit of the credit, insurance and health care business segments was $261 million in 1995 compared to $238 million in 1994 as discussed on pages 27 through 29.

    On a geographic basis, the United States and Canadian equipment operations had a higher operating profit of $839 million in 1995 compared with $764 million in 1994 as a result of higher volumes, which were partially offset by used goods sales incentive expenses and lower service parts production. Sales increased 13 percent in 1995 and the physical volume of sales increased 12 percent.

    The overseas equipment operations generated a significantly higher operating profit of $167 million in 1995 compared with $83 million in 1994, primarily due to the higher sales volumes and the previous restructuring of these operations. Overseas sales increased 21 percent and the physical volume of sales increased nine percent in 1995 compared with 1994.

CREDIT OPERATIONS
--------------------------------------------------------------------------------
Deere & Company's credit subsidiaries consist primarily of John Deere Credit Company and its subsidiaries in the United States and John Deere Credit Incorporated in Canada. The credit operations primarily finance sales and leases by John Deere dealers of new and used equipment, and sales by non-Deere dealers of recreational vehicles and marine products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

    Condensed combined financial information of the credit operations in millions of dollars follows:

--------------------------------------------------------------------------------
                                                               OCTOBER 31
FINANCIAL POSITION                                         1996        1995
--------------------------------------------------------------------------------

Cash and cash equivalents . . . . . . . . . . . . . . .   $  171       $  165
                                                           ------      -------
Credit receivables and leases:
  Equipment retail notes  . . . . . . . . . . . . . . .    3,696        3,467
  Recreational product retail notes . . . . . . . . . .      883          871
  Revolving charge accounts . . . . . . . . . . . . . .      576          513
  Wholesale notes . . . . . . . . . . . . . . . . . . .      565          314
  Financing leases. . . . . . . . . . . . . . . . . . .      182          149
  Equipment on operating leases . . . . . . . . . . . .      277          140
                                                           ------      -------
    Total credit receivables and leases . . . . . . . .    6,179        5,454
  Less allowance for credit losses. . . . . . . . . . .       93           88
                                                           ------      -------
    Total - net . . . . . . . . . . . . . . . . . . . .    6,086        5,366
                                                           ------      -------
Other receivables . . . . . . . . . . . . . . . . . . .      200          192
                                                           ------      -------
Net property and other assets . . . . . . . . . . . . .       85           73
                                                           ------      -------
  Total assets. . . . . . . . . . . . . . . . . . . . .   $6,542       $5,796
                                                           ------      -------
                                                           ------      -------
Short-term borrowings . . . . . . . . . . . . . . . . .   $2,921       $2,744
Payables to Deere & Company . . . . . . . . . . . . . .      623          491
Deposits withheld from dealers and merchants. . . . . .      155          144
Other liabilities . . . . . . . . . . . . . . . . . . .      198          176
Long-term borrowings. . . . . . . . . . . . . . . . . .    1,799        1,473
Stockholder's equity. . . . . . . . . . . . . . . . . .      846          768
                                                           ------      -------
  Total liabilities and stockholder's equity. . . . . .   $6,542       $5,796
                                                           ------      -------
                                                           ------      -------

--------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                      1996    1995   1994
--------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $723    $612   $516
                                                          -----   -----  -----
Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . .   301     271    190
  Selling, administrative and general. . . . . . . . . .   113      94     96
  Provision for credit losses. . . . . . . . . . . . . .    43      36     31
  Depreciation . . . . . . . . . . . . . . . . . . . . .    37      22     21
                                                          -----   -----  -----
     Total . . . . . . . . . . . . . . . . . . . . . . .   494     423    338
                                                          -----   -----  -----
Income before income taxes . . . . . . . . . . . . . . .   229     189    178
Provision for income taxes . . . . . . . . . . . . . . .    82      68     64
                                                          -----   -----  -----
Net income . . . . . . . . . . . . . . . . . . . . . . .  $147    $121   $114
                                                          -----   -----  -----
                                                          -----   -----  -----
Ratio of earnings to fixed charges . . . . . . . . . . .  1.75    1.69   1.93
--------------------------------------------------------------------------------

     Total acquisition volumes of credit receivables and leases by the credit subsidiaries increased 18 percent during 1996 compared to 1995. The higher acquisitions this year resulted from an increased volume of retail notes, revolving charge accounts, wholesale notes and leases.

--------------------------------------------------------------------------------
     During 1996, the volumes of retail notes acquired by the credit subsidiaries totaled $3,451 million, a four percent increase compared with $3,315 million in 1995. Volumes of recreational product retail notes accounted for eight percent of total note volumes in 1996 and 10 percent in 1995. Volumes of John Deere equipment notes were seven percent higher in the current year due primarily to increased retail sales of John Deere equipment. The credit operations also sold retail notes which partially offset the increase in acquisition volumes, receiving proceeds of $960 million during 1996 compared with $837 million last year. At October 31, 1996 and 1995, credit receivables and leases administered, which include receivables previously sold but still administered, were $7,487 million and $6,666 million, respectively. The discussion of "Credit Receivables" on pages 37 and 38 presents additional information.

     Net income of the credit operations was $147 million in 1996 compared with $121 million in 1995 and $114 million in 1994. Net income in 1996 was higher than in 1995 due primarily to higher earnings from a larger average receivable and lease portfolio financed and increased income from the securitization and sale of retail notes. Total revenues of the credit operations increased 18 percent in 1996, reflecting the larger average portfolio financed in 1996 compared with 1995. The average balance of credit receivables and leases financed was 19 percent higher in 1996 compared with 1995. Higher average borrowings in 1996 resulted in an 11 percent increase in interest expense in 1996 compared to 1995.

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

INSURANCE OPERATIONS
--------------------------------------------------------------------------------
Deere & Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, which mainly provide general and specialized commercial property and casualty coverages.

     Condensed combined financial information of the insurance operations in millions of dollars follows:

--------------------------------------------------------------------------------
                                                                 OCTOBER 31
FINANCIAL POSITION                                             1996      1995
--------------------------------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . .     $30      $110
Marketable securities . . . . . . . . . . . . . . . . . . .     741       684
Other assets. . . . . . . . . . . . . . . . . . . . . . . .     297       334
                                                             -------   -------
   Total assets . . . . . . . . . . . . . . . . . . . . . .  $1,068    $1,128
                                                             -------   -------
                                                             -------   -------

Claims and reserves . . . . . . . . . . . . . . . . . . . .    $395      $416
Unearned premiums . . . . . . . . . . . . . . . . . . . . .     133       141
Other liabilities . . . . . . . . . . . . . . . . . . . . .     166       162
Stockholder's equity. . . . . . . . . . . . . . . . . . . .     374       409
                                                             -------   -------
   Total liabilities and stockholder's equity . . . . . . .  $1,068    $1,128
                                                             -------   -------
                                                             -------   -------
--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
                                                         YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                    1996      1995    1994
--------------------------------------------------------------------------------
Premiums . . . . . . . . . . . . . . . . . . . . . . .   $345     $369     $346
Investment income. . . . . . . . . . . . . . . . . . .     54       84       81
Other. . . . . . . . . . . . . . . . . . . . . . . . .      2
                                                         ----     ----     ----
  Total revenues . . . . . . . . . . . . . . . . . . .    401      453      427
                                                         ----     ----     ----
Expenses:
  Claims and benefits. . . . . . . . . . . . . . . . .    255      297      297
  Selling, administrative and general. . . . . . . . .    100      102       99
  Other. . . . . . . . . . . . . . . . . . . . . . . .               8
                                                         ----     ----     ----
     Total . . . . . . . . . . . . . . . . . . . . . .    355      407      396
                                                         ----     ----     ----
Income of consolidated group before
  income taxes . . . . . . . . . . . . . . . . . . . .     46       46       31
Provision for income taxes . . . . . . . . . . . . . .     13       18        5
                                                         ----     ----     ----
Income of consolidated group . . . . . . . . . . . . .     33       28       26
Equity in income of unconsolidated affiliate . . . . .               1        5
                                                         ----     ----     ----
Net income . . . . . . . . . . . . . . . . . . . . . .   $ 33     $ 29     $ 31
                                                         ----     ----     ----
                                                         ----     ----     ----
--------------------------------------------------------------------------------

     Insurance premium revenues of $4 million in 1996, $20 million in 1995 and $19 million in 1994 related to coverages provided to Deere & Company and its subsidiaries.

     Net income of the insurance operations totaled $33 million in 1996 compared with $29 million in 1995 and $31 million in 1994. The increase in 1996 net income compared with 1995 was due to improved underwriting results and a lower effective tax rate, which were offset by lower investment income. Additionally, last year's results were affected by a loss on the sale of the John Deere Life Insurance Company. Primarily as a result of this sale, premiums decreased six percent in 1996, while total claims, benefits, and selling, administrative and general expenses decreased 11 percent from 1995.

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

HEALTH CARE OPERATIONS
--------------------------------------------------------------------------------
John Deere Health Care, Inc., directly or through its health maintenance organizations and Deere & Company's insurance subsidiaries, provides administrative services and managed health care programs in the United States for commercial clients and Deere & Company.

--------------------------------------------------------------------------------
     Condensed combined financial information of the health care operations in millions of dollars follows:
--------------------------------------------------------------------------------
                                                                    OCTOBER 31
FINANCIAL POSITION                                                1996    1995
--------------------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $10    $18
Marketable securities. . . . . . . . . . . . . . . . . . . . .     128    146
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      98     73
                                                                  ----   -----
  Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $236   $237
                                                                  ----   -----
                                                                  ----   -----

Claims and reserves. . . . . . . . . . . . . . . . . . . . . .     $44    $56
Unearned premiums. . . . . . . . . . . . . . . . . . . . . . .      12     19
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      76     76
Stockholder's equity . . . . . . . . . . . . . . . . . . . . .     104     86
                                                                  ----   -----
  Total liabilities and stockholder's equity . . . . . . . . .    $236   $237
                                                                  ----   -----
                                                                  ----   -----
--------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                      1996    1995   1994
--------------------------------------------------------------------------------
Premiums and administrative services . . . . . . . . . .  $346    $306   $303
Investment income. . . . . . . . . . . . . . . . . . . .    12      13     13
                                                          -----   -----  -----
  Total revenues . . . . . . . . . . . . . . . . . . . .   358     319    316
                                                          -----   -----  -----
Expenses:
  Claims and benefits. . . . . . . . . . . . . . . . . .   249     220    232
  Selling, administrative and general. . . . . . . . . .    81      74     60
                                                          -----   -----  -----
     Total . . . . . . . . . . . . . . . . . . . . . . .   330     294    292
                                                          -----   -----  -----
Income of consolidated group before
  income taxes . . . . . . . . . . . . . . . . . . . . .    28      25     24
Provision for income taxes . . . . . . . . . . . . . . .    11       9      8
                                                          -----   -----  -----
Net income . . . . . . . . . . . . . . . . . . . . . . .   $17     $16    $16
                                                          -----   -----  -----
                                                          -----   -----  -----
Managed care membership (thousands). . . . . . . . . . .   389     311    295
--------------------------------------------------------------------------------

     Health care revenues of $29 million in 1996, $28 million in 1995 and $21 million in 1994 related to premiums and administrative services provided to Deere & Company and its subsidiaries.

     Net income of the health care operations totaled $17 million in 1996 and $16 million in 1995 and 1994. Net income in 1996 increased due to favorable settlements on cost-based contracts and increased managed care membership, partially offset by higher general expenses related to growth. Premium revenues increased 13 percent, while claims, benefits and selling, administrative and general expenses also increased 12 percent from 1995.

     Net income in 1995 was affected by the development of new health care delivery systems. Although managed care membership grew by five percent during 1995, premium revenues increased one percent due to the shift from insured to self-insured accounts. Total claims, benefits, and selling, administrative and general expenses also increased one percent from 1994.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)
--------------------------------------------------------------------------------
The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS
The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided by operations are supplemented from external borrowing sources.

                                       [GRAPH]

EQUIPMENT
OPERATIONS
(IN MILLIONS)

                                            1994        1995       1996

CASH PROVIDED BY OPERATIONS                 $677        $715      $1,213
PURCHASES OF PROPERTY AND EQUIPMENT         $215        $245        $257

     The record level of positive cash flows provided by operating activities in 1996 was primarily the result of the record net income, coupled with a decrease in dealer receivables. The aggregate amount of these operating cash flows of $1,213 million was used primarily to fund repurchases of common stock of $275 million, a decrease in borrowings of $250 million, purchases of property and equipment of $257 million, the payment of dividends to stockholders of $209 million, acquisitions of businesses for $106 million and an increase of $94 million in cash and cash equivalents.

     Over the last three years, operating activities have provided an aggregate of $2,605 million in cash, including dividends received from the Financial Services subsidiaries of $467 million. In addition, receivables from Financial Services subsidiaries decreased $416 million. The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $717 million, a decrease in borrowings of $713 million, stockholders' dividends of $572 million, repurchases of common stock of $283 million and acquisitions of businesses for $226 million. Cash and cash equivalents also increased $553 million.

     Net dealer accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Dealer receivables decreased by $107 million during 1996. North American agricultural equipment dealer receivables increased approximately $90 million, while industrial receivables decreased $160 million and commercial and consumer receivables decreased $55 million. Total overseas dealer receivables were approximately $15 million higher than one year ago. The ratios of worldwide net dealer accounts and notes receivable at October 31 to fiscal year net sales were 33 percent in 1996 compared to 37 percent in 1995 and 38 percent in 1994.

     The collection period for receivables from dealers averages less than 12 months. The percentage of receivables outstanding for

--------------------------------------------------------------------------------
a period exceeding 12 months was eight percent at October 31, 1996 compared with eight percent at October 31, 1995 and seven percent at October 31, 1994.

     Company-owned inventories, excluding the acquired inventories of the Mexican operations (see note on page 31), were $785 million at the end of 1996 compared to $721 million at the end of 1995, which was eight percent of net sales in both years.

     Total interest-bearing debt of the Equipment Operations was $849 million at the end of 1996 compared with $1,099 million at the end of 1995 and $1,073 million at the end of 1994. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1996, 1995 and 1994 was 19.3 percent, 26.3 percent and 29.6 percent, respectively.

     During 1996, Deere & Company retired $150 million of 8 1/4% notes due in 1996, $100 million of 9 1/8% notes due in 1996 and $57 million of medium-term notes.

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

     Cash flows from the company's Financial Services operating activities were $279 million in 1996. Cash provided by financing activities totaled $472 million in 1996, representing an increase in total borrowings of $619 million, which was partially offset by $148 million of dividends paid to the Equipment Operations. The aggregate cash provided by operating and financing activities was used primarily to increase credit receivables. Cash used for investing activities totaled $832 million in 1996, primarily due to acquisitions of credit receivables and leases exceeding collections by $1,736 million, which was partially offset by proceeds of $960 million received from the sale of receivables. Cash and cash equivalents also decreased $81 million.

     Over the past three years, the Financial Services operating activities have provided $765 million in cash, the sale of receivables $2,377 million and total borrowings $2,248 million. These amounts have been used mainly to fund credit receivable and lease acquisitions which exceeded collections by $4,859 million, $467 million of dividends to the Equipment Operations and an excess of $158 million in marketable security purchases over maturities and sales. Cash and cash equivalents also decreased $55 million.

     Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. The $40 million increase in 1996 compared with 1995 resulted primarily from purchases of marketable securities exceeding maturities and sales, and the transfer of debt securities from the held-to-maturity category to the available-for-sale category in November 1995 (see "Marketable Securities" note on pages 36 and 37).

     Credit receivables increased by $582 million in 1996 compared with 1995. The discussion of "Credit Operations" on pages 27 and 28, and on pages 37 and 38 of the notes to the consolidated financial statements provides detailed information on these receivables.

     Total outside interest-bearing debt of the credit subsidiaries was $4,720 million at the end of 1996 compared with $4,217 million at the end of 1995 and $3,618 million at the end of 1994. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.3 to 1 at the end of 1996 compared with 6.1 to 1 at the end of 1995 and 5.3 to 1 at the end of 1994.

     During 1996, John Deere Capital Corporation retired $200 million of 4 5/8% notes due in 1996. In 1996, the Capital Corporation also issued $1,190 million and retired $144 million of medium-term notes.

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

     Stockholders' equity was $3,557 million at October 31, 1996 compared with $3,085 million and $2,558 million at October 31, 1995 and 1994, respectively. The increase in 1996 was caused primarily by net income of $817 million, a change of $65 million in the minimum pension liability adjustment and an increase in common stock of $41 million, partially offset by an increase in common stock in treasury of $253 million related to the company's stock repurchase and employee benefit programs, and cash dividends declared of $207 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

     The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Unconsolidated affiliates at October 31, 1996 consisted primarily of equipment affiliates in Brazil and the United States. Consolidated retained earnings at October 31, 1996 include undistributed earnings of the unconsolidated affiliates of $36 million. Dividends from unconsolidated affiliates were $8 million in 1996 and $2 million in 1995 and 1994.

     The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations -- These data include the company's agricultural equipment, industrial equipment and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services -- These data include the company's credit, insurance and health care operations.

Consolidated -- These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the company" refer to the entire enterprise.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

     Sales of equipment and service parts are generally recorded by the company when they are shipped to independent dealers. Provisions for sales incentives and product warranty costs are recognized at the time of sale or at the inception of the incentive programs and are based on certain estimates the company believes are appropriate.

     Retail notes receivable include unearned finance income in the face amount of the notes, which is amortized into income over the lives of the notes on the effective-yield basis. Unearned finance income on variable-rate notes is adjusted monthly based on fluctuations in the base rate of a specified bank. Financing leases receivable include unearned lease income, which is equal to the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment, and is recognized as revenue over the lease terms on the effective-yield basis. Rental payments applicable to equipment on operating leases are recorded as income on a straight-line method over the lease terms. Assets on operating leases are recorded at cost and depreciated on a straight-line method over the terms of the leases. Interest charged to revolving charge account customers and on wholesale receivables is based on the balances outstanding. Other receivables related to securitizations are recorded at net present value and relate to deposits made pursuant to recourse provisions and other payments to be received under asset backed securities sales agreements. The receivables are amortized to their value at maturity using the interest method. Securitization and servicing fee income includes the amortization of the above receivables, adjustments related to those sales and reimbursed administrative expenses.

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

     In the first quarter of 1995, the company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Statement had an immaterial effect on stockholders' equity and no impact on the consolidated income statement. In the first quarter of 1996, the company adopted "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers." Additional information is presented in the "Marketable Securities" note on pages 36 and 37.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the company will adopt in fiscal year 1997. This Statement is not expected to have an effect on the company's financial position or results of operations. In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which the company will adopt in fiscal year 1997. This Statement defines a new "fair value" method of accounting for stock-based compensation expense and also allows the retention of the previous "intrinsic value" method. The company intends to retain the intrinsic value method and, therefore, the new standard will have no effect on the company's financial position or results of operations. In June 1996, the FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which the company must adopt for transactions occurring after December 31, 1996. This Statement will have no effect on the company's financial position or results of operations.

     In October 1996, Deere & Company made an additional $57 million investment in its equipment subsidiary in Mexico, increasing its ownership to 99 percent. This previously unconsolidated affiliate was included as a consolidated subsidiary beginning in October. During 1996, the company also made other acquisitions of businesses including an increase in ownership of its equipment affiliate in Brazil to 40 percent and the purchase of a 40 percent interest in Sunstate Equipment Company, a regional rental equipment company based in Phoenix, Arizona. None of the acquisitions had a significant effect on the company's financial position or results of operations.

--------------------------------------------------------------------------------
     Certain amounts for prior years have been reclassified to conform with 1996 financial statement presentations.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE
YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

The company's operations are categorized into six business segments described as follows.

     The company's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; tillage, soil preparation, seeding and harvesting machinery; sprayers; hay and forage equipment and integrated precision farming technology.

     The company's worldwide industrial equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     The company's worldwide commercial and consumer equipment segment, formerly the lawn and grounds care equipment segment, manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility transport vehicles; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and other retail outlets.

     The company's credit segment, which mainly operates in the United States and Canada, primarily finances sales and leases by John Deere dealers of new and used equipment and sales by non-Deere dealers of recreational vehicles and marine products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

     The company's insurance segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance, group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of the company.

     The company's health care segment provides health management programs and related administrative services in the United States to commercial clients and the company.

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

     Information relating to operations by industry segment in millions of dollars follows. Comments relating to these data are included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 1996, 1995, and 1994 were as follows: agricultural equipment net sales of $119 million, $117 million and $119 million; industrial equipment net sales of $31 million, $26 million and $29 million; credit revenues of $3 million, $1 million and $1 million; insurance revenues of $4 million, $20 million and $19 million; and health care revenues of $29 million, $28 million and $21 million, respectively.

--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                 1996        1995        1994
--------------------------------------------------------------------------------

NET SALES AND REVENUES
Unaffiliated customers:
  Agricultural equipment net sales . . . . .   $  6,097    $  5,277    $  4,718
  Industrial equipment net sales . . . . . .      1,919       1,875       1,640
  Commercial and consumer equipment
    net sales. . . . . . . . . . . . . . . .      1,624       1,678       1,305
  Credit revenues. . . . . . . . . . . . . .        720         611         515
  Insurance revenues . . . . . . . . . . . .        397         433         408
  Health care revenues . . . . . . . . . . .        329         291         295
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .     11,086      10,165       8,881
Other revenues . . . . . . . . . . . . . . .        143         126          96
                                               --------    --------    --------
NET SALES AND REVENUES . . . . . . . . . . .   $ 11,229    $ 10,291    $  8,977
                                               --------    --------    --------
                                               --------    --------    --------

OPERATING PROFIT
Agricultural equipment . . . . . . . . . . .   $    821    $    643    $    553
Industrial equipment . . . . . . . . . . . .        186         198         132
Commercial and consumer equipment. . . . . .        118         165         162
Credit*. . . . . . . . . . . . . . . . . . .        229         189         178
Insurance* . . . . . . . . . . . . . . . . .         46          47          36
Health care* . . . . . . . . . . . . . . . .         28          25          24
                                               --------    --------    --------
  Total operating profit . . . . . . . . . .      1,428       1,267       1,085
                                               --------    --------    --------
                                               --------    --------    --------
OTHER INCOME AND (EXPENSE)
Interest income-net. . . . . . . . . . . . .          7           4           1
Interest expense-net . . . . . . . . . . . .       (104)       (124)       (114)
Foreign exchange loss. . . . . . . . . . . .         (2)         (9)         (3)
Corporate expenses-net . . . . . . . . . . .        (32)        (34)        (33)
Income taxes . . . . . . . . . . . . . . . .       (480)       (398)       (332)
                                               --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . .       (611)       (561)       (481)
                                               --------    --------    --------
NET INCOME . . . . . . . . . . . . . . . . .   $    817    $    706    $    604
                                               --------    --------    --------
                                               --------    --------    --------

*Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segments include investment income.
--------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
Agricultural equipment . . . . . . . . . . .   $  3,851    $  3,661    $  3,424
Industrial equipment . . . . . . . . . . . .      1,072       1,218       1,168
Commercial and consumer equipment. . . . . .      1,129       1,141         989
Credit . . . . . . . . . . . . . . . . . . .      6,542       5,796       4,774
Insurance. . . . . . . . . . . . . . . . . .      1,068       1,127       1,480
Health care. . . . . . . . . . . . . . . . .        236         237         191
Corporate. . . . . . . . . . . . . . . . . .        755         667         755
                                               --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . .   $ 14,653    $ 13,847    $ 12,781
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                  1996        1995        1994
--------------------------------------------------------------------------------

CAPITAL ADDITIONS
Agricultural equipment . . . . . . . . . . .   $    157    $    150    $    148
Industrial equipment . . . . . . . . . . . .         49          47          43
Commercial and consumer equipment. . . . . .         52          48          27
Credit . . . . . . . . . . . . . . . . . . .          4           2           3
Insurance. . . . . . . . . . . . . . . . . .          2           2           2
Health care. . . . . . . . . . . . . . . . .         13          14           8
                                               --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . .   $    277    $    263    $   231
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
DEPRECIATION EXPENSE
Agricultural equipment . . . . . . . . . . .   $    172    $    168    $    159
Industrial equipment . . . . . . . . . . . .         41          38          37
Commercial and consumer equipment. . . . . .         39          36          29
Credit . . . . . . . . . . . . . . . . . . .          3           2           2
Insurance. . . . . . . . . . . . . . . . . .          1           2           1
Health care. . . . . . . . . . . . . . . . .          5           3           2
Corporate. . . . . . . . . . . . . . . . . .          1           1           1
                                               --------    --------    --------
  Total. . . . . . . . . . . . . . . . . . .     $  262      $  250      $  231
                                               --------    --------    --------
--------------------------------------------------------------------------------
     The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. The percentages shown in the captions for net sales and revenues, operating profit and identifiable assets indicate the approximate proportion of each amount that relates to either the United States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1996, 1995 and 1994. In addition to the following geographic unaffiliated sales, interarea sales in 1996, 1995 and 1994 were as follows: United States and Canada equipment net sales of $981 million, $763 million and $640 million, and overseas net sales of $415 million, $395 million and $360 million, respectively.
--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                  1996        1995        1994
--------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
  United States and Canada:
    Equipment operations net sales (90%) . .   $  6,886    $  6,648    $  5,860
    Financial Services revenues (95%). . . .      1,446       1,335       1,218
                                               --------    --------    --------

      Total. . . . . . . . . . . . . . . . .      8,332       7,983       7,078
  Overseas net sales (73%) . . . . . . . . .      2,754       2,182       1,803
                                               --------    --------    --------
      Total. . . . . . . . . . . . . . . . .     11,086      10,165       8,881
Other revenues . . . . . . . . . . . . . . .        143         126          96
                                               --------    --------    --------
NET SALES AND REVENUES . . . . . . . . . . .   $ 11,229    $ 10,291    $  8,977
                                               --------    --------    --------
                                               --------    --------    --------
OPERATING PROFIT
United States and Canada:
  Equipment operations (94%) . . . . . . . .   $    867    $    839    $    764
  Financial Services (93%) . . . . . . . . .        303         261         238
                                               --------    --------    --------
      Total. . . . . . . . . . . . . . . . .      1,170       1,100       1,002
Overseas equipment operations (70%). . . . .        258         167          83
                                               --------    --------    --------
      Total operating profit . . . . . . . .   $  1,428    $  1,267    $  1,085
                                               --------    --------    --------
                                               --------    --------    --------

--------------------------------------------------------------------------------
(continued)

--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                 1996        1995        1994
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States and Canada:
  Equipment operations (91%) . . . . . . . .   $  4,689    $  4,607    $  4,265
  Financial Services (92%) . . . . . . . . .      7,846       7,160       6,445
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .     12,535      11,767      10,710
Overseas equipment operations (72%). . . . .      1,363       1,413       1,316
Corporate. . . . . . . . . . . . . . . . . .        755         667         755
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .   $ 14,653    $ 13,847    $ 12,781
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
CAPITAL ADDITIONS
United States and Canada:
  Equipment operations . . . . . . . . . . .   $    204    $    197    $    190
  Financial Services . . . . . . . . . . . .         19          18          13
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .        223         215         203
Overseas equipment operations. . . . . . . .         54          48          28
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .   $    277    $    263    $    231
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
DEPRECIATION EXPENSE
United States and Canada:
  Equipment operations . . . . . . . . . . .   $    183    $    177    $    166
  Financial Services . . . . . . . . . . . .          9           7           5
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .        192         184         171
Overseas equipment operations. . . . . . . .         69          65          59
Corporate. . . . . . . . . . . . . . . . . .          1           1           1
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .   $    262    $    250    $    231
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
NUMBER OF EMPLOYEES
United States and Canada:
  Equipment operations . . . . . . . . . . .     22,600      23,600      24,200
  Financial Services . . . . . . . . . . . .      2,600       2,400       2,400
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .     25,200      26,000      26,600
Overseas equipment operations. . . . . . . .      8,700       7,400       7,700
                                               --------    --------    --------
    Total. . . . . . . . . . . . . . . . . .     33,900      33,400      34,300
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
     Total exports from the United States were $1,584 million in 1996, $1,314 million in 1995 and $1,144 million in 1994. Exports from the Europe, Africa and Middle East division were $522 million in 1996, $510 million in 1995 and $495 million in 1994. Most of these exports were to the United States and Canada.

REINSURANCE

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

     Insurance and health care premiums earned consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                   1996       1995        1994
--------------------------------------------------------------------------------
Premiums earned:
  Direct from policyholders. . . . . . . . .   $    706    $    686    $    678
  Reinsurance assumed. . . . . . . . . . . .         19          44          47
  Reinsurance ceded. . . . . . . . . . . . .        (34)        (55)        (68)
                                               --------    --------    --------
    Financial Services premiums. . . . . . .        691         675         657
Intercompany premiums. . . . . . . . . . . .        (33)        (47)        (48)
                                               --------    --------    --------
PREMIUMS . . . . . . . . . . . . . . . . . .     $  658      $  628      $  609
                                               --------    --------    --------
                                               --------    --------    --------
--------------------------------------------------------------------------------
     The difference between premiums earned and written is not material. Reinsurance recoveries on ceded reinsurance contracts during 1996, 1995 and 1994 totaled $6 million, $36 million and $80 million, respectively, and are deducted from "Insurance and Health Care Claims and Benefits" expense. At October 31, 1996 and 1995, reinsurance receivables of $66 million and $81 million and prepaid insurance premiums of $21 million and $18 million, respectively, were associated with a single reinsurer.

RESTRUCTURING COSTS

During the second quarter of 1993, the company initiated plans to downsize and rationalize its European operations. This resulted in a restructuring charge of $80 million after income taxes or $.34 per share ($107 million before income taxes). The charge mainly represented the cost of employment reductions. As of October 31, 1996, the expected employment reductions and the disbursement of the $107 million accrual were both nearly complete.

PENSION BENEFITS

The company has several pension plans covering substantially all of its United States employees and employees in certain foreign countries. The United States plans and significant foreign plans in Canada, Germany and France are defined benefit plans in which the benefits are based primarily on years of service and employee compensation. It is the company's policy to fund its United States plans according to the 1974 Employee Retirement Income Security Act (ERISA) and income tax regulations. In Canada, the company's funding is in accordance with local laws and income tax regulations, while the pension plans in Germany and France are unfunded. Plan assets in the United States and Canada consist primarily of common stocks, common trust funds, government securities and corporate debt securities. Pension cost for United States plans is based on the 1983 Group Annuity Mortality Table.

  The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:
--------------------------------------------------------------------------------
                                                  1996        1995        1994
--------------------------------------------------------------------------------

Service cost . . . . . . . . . . . . . . . .   $     86    $     73    $     79
Interest cost. . . . . . . . . . . . . . . .        322         308         286
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .       (733)       (659)        (86)
  Deferred gain (loss) . . . . . . . . . . .        363         322        (218)
Net amortization . . . . . . . . . . . . . .         58          49          43
                                               --------    --------    --------
Net cost . . . . . . . . . . . . . . . . . .   $     96    $     93    $    104
                                               --------    --------    --------
                                               --------    --------    --------
Discount rates for obligations . . . . . . .        7.5%        7.5%        8.0%
Discount rates for expenses. . . . . . . . .        7.5%        8.0%       7.25%
Assumed rates of compensation increases. . .        5.0%        5.0%        5.0%
Expected long-term rate of return. . . . . .        9.7%        9.7%        9.7%
--------------------------------------------------------------------------------
     A reconciliation of the funded status of the United States plans at October 31 in millions of dollars follows:
--------------------------------------------------------------------------------

                                                   1996                     1995
                                          ------------------------ ------------------------
                                            Assets     Accumulated   Assets     Accumulated
                                            Exceed      Benefits     Exceed      Benefits
                                          Accumulated    Exceed    Accumulated    Exceed
                                           Benefits      Assets     Benefits      Assets
--------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . .   $  (1,702)  $  (2,104)   $  (1,641)   $  (1,938)
  Nonvested benefit obligation . . . . .        (105)       (324)        (102)        (356)
                                           ----------  ----------   ----------   ----------
  Accumulated benefit obligation . . . .      (1,807)     (2,428)      (1,743)      (2,294)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . .        (400)        (20)        (386)         (21)
                                           ----------  ----------   ----------   ----------
Projected benefit obligation . . . . . .      (2,207)     (2,448)      (2,129)      (2,315)
Plan assets at fair value. . . . . . . .       2,299       2,378        2,025        2,142
                                           ----------  ----------   ----------   ----------
Projected benefit obligation
   (in excess of) or less than
  plan assets. . . . . . . . . . . . . .          92         (70)        (104)        (173)
Unrecognized net (gain) loss . . . . . .        (176)        388            5          498
Prior service cost not yet
  recognized in net periodic
  pension cost . . . . . . . . . . . . .           4         140            4          172
Remaining unrecognized
  transition net asset
  from November 1, 1985. . . . . . . . .         (53)         (4)         (63)          (7)
Adjustment required to
  recognize minimum liability. . . . . .                    (512)                     (648)
                                           ----------  ----------   ----------   ----------
Pension liability recognized
  in the consolidated
  balance sheet. . . . . . . . . . . . .   $    (133)  $     (58)   $    (158)   $    (158)
                                           ----------  ----------   ----------   ----------
                                           ----------  ----------   ----------   ----------
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:

                                                  1996        1995        1994
--------------------------------------------------------------------------------
Service cost . . . . . . . . . . . . . . . .   $      9    $      9    $      9
Interest cost. . . . . . . . . . . . . . . .         28          27          23
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .        (18)        (12)        (14)
  Deferred gain. . . . . . . . . . . . . . .          7           1           6
Net amortization . . . . . . . . . . . . . .          7           2           2
                                               --------    --------    --------
Net cost . . . . . . . . . . . . . . . . . .   $     33    $     27    $    26
                                               --------    --------    --------
                                               --------    --------    --------

Discount rates for obligations . . . . . . .    7.0-8.3%    7.0-8.3%    7.0-8.3%
Discount rates for expenses. . . . . . . . .    7.0-8.3%    7.0-8.3%    6.8-7.0%
Assumed rates of compensation increases. . .    4.0-7.0%    4.0-7.0%    4.0-7.0%
Expected long-term rates of return . . . . .        8.3%        8.3%    6.8-7.0%
--------------------------------------------------------------------------------
     A reconciliation of the funded status of the foreign plans at October 31 in millions of dollars follows:
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                     1996                         1995
                                       -------------------------------  ---------------------------
                                             Assets       Accumulated      Assets       Accumulated
                                             Exceed        Benefits        Exceed        Benefits
                                           Accumulated      Exceed       Accumulated      Exceed
                                            Benefits        Assets        Benefits        Assets
---------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . . . . .    $  (82)       $  (269)        $  (79)       $  (264)
  Nonvested benefit obligation . . . . .                       (3)                           (4)
                                           --------       --------       --------       --------
  Accumulated benefit obligation . . . .       (82)          (272)           (79)          (268)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation . . . . . . . . .       (11)           (41)           (12)           (44)
                                           --------       --------       --------       --------
Projected benefit obligation . . . . . .       (93)          (313)           (91)          (312)
Plan assets at fair value. . . . . . . .       160                           144
                                           --------       --------       --------       --------
Projected benefit obligation
   (in excess of) or
  less than plan assets. . . . . . . . .        67           (313)            53           (312)
Unrecognized net gain. . . . . . . . . .       (27)            (7)           (15)           (10)
Prior service cost not yet recognized
  in net periodic pension cost . . . . .         2              2              1
Remaining unrecognized
  transition net (asset) obligation
  from November 1, 1987. . . . . . . . .       (11)            23            (13)            29
                                           --------       --------       --------       --------
PREPAID PENSION ASSET
  (PENSION LIABILITY) RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . .    $   31        $  (295)        $   26        $  (293)
                                           --------       --------       --------       --------
                                           --------       --------       --------       --------
---------------------------------------------------------------------------------------------------

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

     The components of net periodic postretirement benefits cost and the significant assumptions for the United States and Canadian plans consisted of the following in millions of dollars and in percents:
--------------------------------------------------------------------------------
                                                  1996        1995        1994
--------------------------------------------------------------------------------
HEALTH CARE
Service cost . . . . . . . . . . . . . . . .   $     61    $     55    $     54
Interest cost. . . . . . . . . . . . . . . .        135         122         117
Return on assets:
  Actual gain. . . . . . . . . . . . . . . .        (37)        (30)         (4)
  Deferred gain (loss) . . . . . . . . . . .         17          15         (10)
Net amortization . . . . . . . . . . . . . .        (23)        (40)        (44)
                                               --------    --------    --------
  Net cost . . . . . . . . . . . . . . . . .        153         122         113
                                               --------    --------    --------

LIFE INSURANCE
Service cost . . . . . . . . . . . . . . . .          3           3           3
Interest cost. . . . . . . . . . . . . . . .         17          16          15
Net amortization . . . . . . . . . . . . . .          1
                                               --------    --------    --------
  Net cost . . . . . . . . . . . . . . . . .         21          19          18
                                               --------    --------    --------
TOTAL NET COST . . . . . . . . . . . . . . .   $    174    $    141    $    131
                                               --------    --------    --------
                                               --------    --------    --------
Discount rates for obligations . . . . . . .       7.75%       7.75%       8.25%
Discount rates for expense . . . . . . . . .       7.75%       8.25%        7.5%
Expected long-term rate of return. . . . . .        9.7%        9.7%        9.7%
--------------------------------------------------------------------------------
     A reconciliation of the funded status of the United States and Canadian plans at October 3l in millions of dollars follows:
--------------------------------------------------------------------------------

                                                                  1996                      1995
                                                        ------------------------    ----------------------
                                                        Health            Life      Health         Life
                                                         Care          Insurance     Care       Insurance
---------------------------------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATIONS
  Retirees . . . . . . . . . . . . . . . . . . . .    $  (1,279)       $  (147)   $  (1,167)    $  (139)
  Fully eligible active plan participants. . . . .         (226)           (34)        (225)        (29)
  Other active plan participants . . . . . . . . .         (365)           (54)        (369)        (55)
                                                      ----------      ----------  ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . . .       (1,870)          (235)      (1,761)       (223)
Plan assets at fair value. . . . . . . . . . . . .          271                         192
                                                      ----------      ----------  ----------   ----------
Accumulated postretirement benefit
  obligation in excess of plan assets. . . . . . .       (1,599)          (235)      (1,569)       (223)
Unrecognized net loss. . . . . . . . . . . . . . .          108             33          143          32
Prior service credit not yet recognized
  in net periodic postretirement
  benefits cost. . . . . . . . . . . . . . . . . .          (30)            (1)         (91)
                                                      ----------      ----------  ----------   ----------
POSTRETIREMENT BENEFIT LIABILITY
  RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . . . . . . . . . .    $  (1,521)       $  (203)   $  (1,517)    $  (191)
                                                      ----------      ----------  ----------   ----------
                                                      ----------      ----------  ----------   ----------
---------------------------------------------------------------------------------------------------------

     The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) used to determine 1996 cost was assumed to be 9.2 percent for 1997, decreasing gradually to 4.55 percent by the year 2003. The rate used to determine 1995 cost was assumed to be 9.1 percent for 1996, decreasing gradually to 4.5 percent by the year 2001. The rate used to determine 1994 cost was assumed to be 8.2 percent for 1995, decreasing gradually to 4.5 percent by the year 2001. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 1996 by $213 million and the net periodic postretirement benefits cost for the year then ended by $26 million.

--------------------------------------------------------------------------------
INCOME TAXES
--------------------------------------------------------------------------------
The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:
----------------------------------------------------------------------
                                              1996      1995      1994
----------------------------------------------------------------------
Current:
  United States:
    Federal. . . . . . . . . . . . . . .    $  406    $  253    $  244
    State. . . . . . . . . . . . . . . .        42        17        12
  Foreign. . . . . . . . . . . . . . . .        98        55        50
                                            ------    ------    ------
      Total current. . . . . . . . . . .       546       325       306
                                            ------    ------    ------
Deferred:
  United States:
    Federal. . . . . . . . . . . . . . .       (51)       70        21
    State. . . . . . . . . . . . . . . .        (7)        4         2
  Foreign. . . . . . . . . . . . . . . .        (8)       (1)        3
                                            ------    ------    ------
      Total deferred . . . . . . . . . .       (66)       73        26
                                            ------    ------    ------
Provision for income taxes . . . . . . .    $  480    $  398    $  332
                                            ------    ------    ------
                                            ------    ------    ------

     Based upon location of the company's operations, the consolidated income before income taxes in the United States in 1996, 1995 and 1994 was $929 million, $881 million and $781 million, respectively, and in foreign countries was $358 million, $212 million and $140 million, respectively. Certain overseas operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

     A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follows:

----------------------------------------------------------------------
                                              1996      1995      1994
----------------------------------------------------------------------
United States federal income tax
provision at a statutory rate of
35 percent . . . . . . . . . . . . . . .    $  450    $  382    $  322
Increase (decrease) resulting from:
State and local income taxes, net of
  federal income tax benefit . . . . . .        23        14         8
Taxes on foreign income which differ
  from the United States statutory
  rate . . . . . . . . . . . . . . . . .        24        11         7
Realization of benefits of tax loss
  and tax credit carryforwards . . . . .        (9)       (1)       (4)
Tax exempt income. . . . . . . . . . . .        (4)       (5)       (5)
Other adjustments - net. . . . . . . . .        (4)       (3)        4
                                            ------    ------    ------
Provision for income taxes . . . . . . .    $  480    $  398    $  332
                                            ------    ------    ------
                                            ------    ------    ------

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

                                                         1996                          1995
                                               -----------------------       -----------------------
                                               Deferred     Deferred         Deferred     Deferred
                                                  Tax          Tax              Tax          Tax
                                                Assets     Liabilities        Assets     Liabilities
----------------------------------------------------------------------------------------------------
Deferred installment sales income. . . .                      $    327                      $    321
Tax over book depreciation . . . . . . .                           100                           105
Accrual for retirement and
  postemployment benefits. . . . . . . .       $    573                      $    525
Minimum pension liability
  adjustment . . . . . . . . . . . . . .            140                           192
Accrual for sales allowances . . . . . .            211                           186
Accrual for vacation pay . . . . . . . .             43                            41
Allowance for doubtful receivables . . .             52                            43
Tax loss and tax credit carryforwards. .             15                            29
Claims and reserves. . . . . . . . . . .             17                            21
Unearned premiums. . . . . . . . . . . .             10                             9
Other items. . . . . . . . . . . . . . .            111             85            105             72
Less valuation allowance . . . . . . . .            (16)                          (29)
                                               --------       --------       --------       --------

Deferred income tax
  assets and liabilities . . . . . . . .       $  1,156       $    512       $  1,122       $    498
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     At October 31, 1996, accumulated earnings in certain overseas subsidiaries totaled $512 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

     At October 31, 1996, certain foreign tax loss and tax credit carryforwards were available. The expiration dates and amounts in millions of dollars are as follows: 1997 - none, 1998 - none, 1999 - $1, 2000 - $7, 2001 - $5 and unlimited - $2.


MARKETABLE SECURITIES

Marketable securities are held by the insurance and health care subsidiaries. In the first quarter of 1995, the company adopted FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and recorded its held-to-maturity debt securities at amortized cost and available-for-sale debt and equity securities at fair value with unrealized gains and losses shown as a separate component of stockholders' equity. In the first quarter of 1996, concurrent with the adoption of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers," the company transferred all its held-to-maturity debt securities to the available-for-sale category. At the time of transfer in November 1995, the amortized cost of these securities was $484 million and the unrealized gain was $29 million ($19 million after income taxes). Although the company's intention to hold a majority of its debt securities to maturity has not changed, the transfer was made to increase flexibility in responding to future changes in investment needs. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     The amortized cost and fair value of marketable securities in millions of dollars follow:

                                                   Amortized        Gross          Gross
                                                     Cost        Unrealized     Unrealized        Fair
                                                    or Cost         Gains         Losses          Value
-------------------------------------------------------------------------------------------------------
October 31, 1996
Available-for-Sale:
  Equity securities. . . . . . . . . . .       $      5       $      2                      $      7
  U.S. government and agencies . . . . .            225              5       $      1            229
  States and municipalities. . . . . . .            163              9              1            171
  Corporate. . . . . . . . . . . . . . .            265              6              1            270
  Mortgage-backed securities . . . . . .            188              5              3            190
  Other. . . . . . . . . . . . . . . . .              2                                            2
                                               --------       --------       --------       --------
Marketable securities. . . . . . . . . .       $    848       $     27       $      6       $    869
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
October 31, 1995
Held-to-Maturity:
  U.S. government and agencies . . . . .       $     79       $      5                      $     84
  States and municipalities. . . . . . .            170             11           $  1            180
  Corporate. . . . . . . . . . . . . . .            126              7                           133
  Mortgage-backed securities . . . . . .            124              6              1            129
                                               --------       --------       --------       --------
    Total. . . . . . . . . . . . . . . .            499             29              2            526
                                               --------       --------       --------       --------
Available-for-Sale:
  Equity securities. . . . . . . . . . .              6                                            6
  U.S. government and agencies . . . . .            111              2              1            112
  States and municipalities. . . . . . .             24              1                            25
  Corporate. . . . . . . . . . . . . . .            151              3              1            153
  Mortgage-backed securities . . . . . .             30              1                            31
  Other. . . . . . . . . . . . . . . . .              4                                            4
                                               --------       --------       --------       --------
    Total. . . . . . . . . . . . . . . .            326              7              2            331
                                               --------       --------       --------       --------
Marketable securities. . . . . . . . . .       $    825       $     36       $      4       $    857
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

   The contractual maturities of debt securities at October 31, 1996 in millions of dollars follow:

                                                                                AVAILABLE-FOR-SALE
                                                                                ------------------
                                                                            Amortized           Fair
                                                                               Cost            Value
----------------------------------------------------------------------------------------------------
Due in one year or less. . . . . . . . . . . . . . . . . . . . . . . . . .   $     23       $     23
Due after one through five years . . . . . . . . . . . . . . . . . . . . .        263            264
Due after five through 10 years. . . . . . . . . . . . . . . . . . . . . .        185            190
Due after 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . .        370            383
                                                                             --------       --------
Debt securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    841       $    860
                                                                             --------       --------
                                                                             --------       --------

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $11 million in 1996 and $79 million in 1995. Gross realized gains and losses on those sales were $.3 million and none, respectively, in 1996 and $9 million and $2 million, respectively, in 1995. The increase in the net unrealized holding gain on available-for-sale securities was $16 million ($11 million after income taxes) during 1996 and $5 million ($3 million after income taxes) during 1995. In 1995, the John Deere Life Insurance Company was sold, including its held-to-maturity marketable securities of $229 million and available-for-sale securities of $100 million.


DEALER ACCOUNTS AND NOTES RECEIVABLE

     Dealer accounts and notes receivable at October 31 consisted of the following in millions of dollars:

                                                                                1996           1995
----------------------------------------------------------------------------------------------------
Dealer accounts and notes
  Agricultural . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,009       $  1,877
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            422            575
  Commercial and consumer. . . . . . . . . . . . . . . . . . . . . . .            593            658
                                                                             --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,024          3,110
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            164            174
                                                                             --------       --------
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,188          3,284
Less allowance for doubtful receivables. . . . . . . . . . . . . . . .             35             24
                                                                             --------       --------
Dealer accounts and notes receivable-net . . . . . . . . . . . . . . .       $  3,153       $  3,260
                                                                             --------       --------
                                                                             --------       --------

     At October 31, 1996 and 1995, dealer notes included above were $638 million and $575 million, respectively.

     Dealer accounts and notes receivable arise primarily from sales to dealers of John Deere agricultural, industrial and commercial and consumer equipment. The company generally retains as collateral a security interest in the equipment associated with these receivables. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Interest is charged on balances outstanding after certain interest-free periods, which range from six to nine months for agricultural tractors, one to five months for industrial equipment, and from six to 24 months for most other equipment. Dealer accounts and notes receivable have significant concentrations of credit risk in the agricultural, industrial and commercial and consumer business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.


CREDIT RECEIVABLES

Credit receivables at October 31 consisted of the following in millions of dollars:

                                                                                1996           1995
----------------------------------------------------------------------------------------------------
Retail notes:
  Equipment:
    Agricultural . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,273       $  3,282
    Industrial . . . . . . . . . . . . . . . . . . . . . . . . . . . .            903            742
    Commercial and consumer. . . . . . . . . . . . . . . . . . . . . .            245            215
  Recreational products. . . . . . . . . . . . . . . . . . . . . . . .          1,394          1,403
                                                                             --------       --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,815          5,642
Revolving charge accounts. . . . . . . . . . . . . . . . . . . . . . .            577            513
Financing leases . . . . . . . . . . . . . . . . . . . . . . . . . . .            223            199
Wholesale notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            566            314
                                                                             --------       --------
  Total credit receivables . . . . . . . . . . . . . . . . . . . . . .          7,181          6,668
                                                                             --------       --------
Less:
  Unearned finance income:
    Equipment notes. . . . . . . . . . . . . . . . . . . . . . . . . .            634            674
    Recreational product notes . . . . . . . . . . . . . . . . . . . .            511            532
    Financing leases . . . . . . . . . . . . . . . . . . . . . . . . .             31             29
                                                                             --------       --------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,176          1,235
                                                                             --------       --------
  Allowance for doubtful receivables . . . . . . . . . . . . . . . . .             93             88
                                                                             --------       --------
Credit receivables - net . . . . . . . . . . . . . . . . . . . . . . .       $  5,912       $  5,345
                                                                             --------       --------
                                                                             --------       --------

     Credit receivables have significant concentrations of credit risk in the agricultural, industrial, commercial and consumer, and recreational product business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

     Credit receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

                                                       1996           1995
---------------------------------------------------------------------------
Due in months:
  0 - 12 . . . . . . . . . . . . . . . . . . . . .  $  2,569       $  2,128
  13 - 24. . . . . . . . . . . . . . . . . . . . .     1,530          1,445
  25 - 36. . . . . . . . . . . . . . . . . . . . .     1,113          1,064
  37 - 48. . . . . . . . . . . . . . . . . . . . .       767            761
  49 - 60. . . . . . . . . . . . . . . . . . . . .       463            493
  Thereafter . . . . . . . . . . . . . . . . . . .       739            777
                                                    --------       --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $  7,181       $  6,668
                                                    --------       --------
                                                    --------       --------

     The maximum terms for retail notes are generally seven years for agricultural equipment, five years for industrial equipment, six years for commercial and consumer equipment and 15 years for recreational products. The maximum term for financing leases is six years, while the maximum term for wholesale notes is generally 12 months.

     The company's United States and Canadian credit subsidiaries received proceeds of $960 million in 1996, $837 million in 1995 and $560 million in 1994 from the sale of retail notes. Certain other foreign subsidiaries also sold retail notes, receiving proceeds of $.3 million in 1996, $.5 million in 1995 and $2 million in 1994. At October 31, 1996 and 1995, the unpaid balances of retail notes previously sold were $1,391 million and $1,279 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1996 and 1995 was $196 million and $188 million, respectively. The retail notes sold are collateralized by security interests in the related equipment sold to customers. There is no anticipated credit risk related to nonperformance by the counterparties. At October 31, 1996 and 1995, worldwide credit receivables administered, which include credit receivables previously sold but still administered, totaled $7,303 million and $6,624 million, respectively.

     Total credit receivable amounts 60 days or more past due were $22 million at October 31, 1996 compared with $16 million at October 31, 1995. These past-due amounts represented .36 percent of the credit receivables financed at October 31, 1996 and .30 percent at October 31, 1995. The allowance for doubtful credit receivables represented 1.56 percent and 1.61 percent of credit receivables outstanding at October 31, 1996 and 1995, respectively. In addition, at October 31, 1996 and 1995, the company's credit subsidiaries had $155 million and $144 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:

                                              1996           1995          1994
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . .     $  88          $  86         $  83
Provision charged to operations. . . . .        43             36            31
Amounts written off. . . . . . . . . . .       (32)           (25)          (24)
Transfers related to retail note sales .        (6)            (9)           (4)
                                             -----          -----         -----
Balance, end of the year . . . . . . . .     $  93          $  88         $  86
                                             -----          -----         -----
                                             -----          -----         -----


OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

                                                        1996           1995
---------------------------------------------------------------------------
Insurance and health care premiums receivable. . .    $  127         $  114
Reinsurance receivables. . . . . . . . . . . . . .       119            145
Receivables relating to asset backed
  securitizations. . . . . . . . . . . . . . . . .       196            188
Other. . . . . . . . . . . . . . . . . . . . . . .       108             45
                                                      ------         ------
Other receivables. . . . . . . . . . . . . . . . .    $  550         $  492
                                                      ------         ------
                                                      ------         ------

     Other receivables are primarily held by the Financial Services subsidiaries. The credit subsidiaries' receivables related to asset backed securitizations are equal to the unamortized present value of deposits made with other entities pursuant to recourse provisions, and other payments to be received under the retail note sales agreements.


EQUIPMENT ON OPERATING LEASES

Operating leases arise from the leasing of John Deere equipment to retail customers in the United States and Canada. Initial lease terms range from 12 to 72 months. The net value of equipment on operating leases was $430 million and $259 million at October 31, 1996 and 1995, respectively. Of these leases, at October 31, 1996, $153 million was financed by the Equipment Operations and $277 million by the credit subsidiaries. The accumulated depreciation on this equipment was $86 million and $71 million at October 31, 1996 and 1995, respectively. The corresponding depreciation expense was $53 million in 1996, $35 million in 1995 and $31 million in 1994.

     Future payments to be received on operating leases totaled $249 million at October 31, 1996 and are scheduled as follows:
1997 - $93, 1998 - $80, 1999 - $45, 2000 - $25 and 2001 - $6.


INVENTORIES

Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 83 percent and 79 percent of worldwide gross inventories at FIFO value on October 31, 1996 and 1995, respectively.

     Raw material, work-in-process and finished goods inventories at October 31, 1996 totaled $829 million on a LIFO basis compared with $721 million one year ago. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

                                                        1996           1995
---------------------------------------------------------------------------
Raw materials and supplies . . . . . . . . . . . .    $  228         $  223
Work-in-process. . . . . . . . . . . . . . . . . .       397            343
Finished machines and parts. . . . . . . . . . . .     1,232          1,100
                                                      ------         ------
  Total FIFO value . . . . . . . . . . . . . . . .     1,857          1,666
Adjustment to LIFO basis . . . . . . . . . . . . .     1,028            945
                                                      ------         ------
Inventories. . . . . . . . . . . . . . . . . . . .    $  829*        $  721
                                                      ------         ------
                                                      ------         ------

*Includes $44 million of inventories for the acquired Mexico operations.


PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

                                                         1996          1995
---------------------------------------------------------------------------
Land . . . . . . . . . . . . . . . . . . . . . . .    $    46       $    42
Buildings and building equipment . . . . . . . . .        914           891
Machinery and equipment. . . . . . . . . . . . . .      2,157         2,219
Dies, patterns, tools, etc . . . . . . . . . . . .        561           516
All other. . . . . . . . . . . . . . . . . . . . .        518           476
Construction in progress . . . . . . . . . . . . .        109            69
                                                      -------       -------
  Total at cost. . . . . . . . . . . . . . . . . .      4,305         4,213
Less accumulated depreciation. . . . . . . . . . .      2,953         2,877
                                                      -------       -------
Property and equipment - net . . . . . . . . . . .    $ 1,352       $ 1,336
                                                      -------       -------
                                                      -------       -------

     Leased property under capital leases amounting to $4 million and $7 million at October 31, 1996 and 1995, respectively, is included primarily in machinery and equipment and all other.

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

     It is not expected that the cost of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or results of operations.


INTANGIBLE ASSETS

Net intangible assets totaled $286 million and $305 million at October 31, 1996 and 1995, respectively. The Equipment Operations' balance of $276 million at October 31, 1996 consisted primarily of a $143 million intangible asset related to the minimum pension liability required by FASB Statement No. 87, and unamortized goodwill which resulted from the purchase cost of assets acquired exceeding their fair value. The intangible pension asset decreased by $33 million during 1996.

     Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $39 million and $30 million at October 31, 1996 and 1995, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.


SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

                                                        1996           1995
---------------------------------------------------------------------------
Equipment Operations
Commercial paper . . . . . . . . . . . . . . . . .   $   106        $    54
Notes payable to banks . . . . . . . . . . . . . .        38             23
Long-term borrowings due within one year . . . . .        79            319
                                                     -------        -------
  Total. . . . . . . . . . . . . . . . . . . . . .       223            396
                                                     -------        -------
Financial Services
Commercial paper . . . . . . . . . . . . . . . . .     2,030          2,398
Notes payable to banks . . . . . . . . . . . . . .        27              2
Long-term borrowings due within one year . . . . .       864            344
                                                     -------        -------
  Total. . . . . . . . . . . . . . . . . . . . . .     2,921          2,744
                                                     -------        -------
Short-term borrowings. . . . . . . . . . . . . . .   $ 3,144        $ 3,140
                                                     -------        -------
                                                     -------        -------

     The weighted average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1996 and 1995 were 5.1 percent and 5.9 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $4,361 million at October 31, 1996. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1996, $2,159 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit is a long-term committed credit agreement expiring on February 27, 2001 for $3,675 million. This agreement is mutually extendable and the annual facility fee is .08 percent.

     The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings before fixed charges to fixed charges at not less than 1.05 to 1 for each fiscal quarter. In addition, the Capital Corporation's ratio of senior debt to total stockholder's equity plus subordinated debt may not be more than 8 to 1 at the end of any fiscal quarter. In October 1996, Deere & Company formalized in a contractual agreement its long-standing previously expressed intention of conducting business with the Capital Corporation on such terms that the Capital Corporation will continue to satisfy these ratio requirements. Deere & Company also agreed to maintain the Capital Corporation's tangible net worth at not less than $50 million and own at least 51 percent of Capital Corporation's voting capital stock. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to United States generally accepted accounting principles in effect at October 31, 1994. Under this provision, the company's total retained earnings balance was free of restriction at October 31, 1996.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

                                                        1996           1995
---------------------------------------------------------------------------
Equipment Operations
Accounts payable:
  Trade. . . . . . . . . . . . . . . . . . . . . .   $   882        $   841
  Dividends payable. . . . . . . . . . . . . . . .        52             52
  Other. . . . . . . . . . . . . . . . . . . . . .        37             32
Accrued expenses:
  Employee benefits. . . . . . . . . . . . . . . .       151            145
  Dealer commissions . . . . . . . . . . . . . . .       178            153
  Other. . . . . . . . . . . . . . . . . . . . . .       675            637
                                                     -------        -------
    Total. . . . . . . . . . . . . . . . . . . . .     1,975          1,860
                                                     -------        -------
Financial Services
Accounts payable:
  Deposits withheld from dealers and merchants . .       155            144
  Other. . . . . . . . . . . . . . . . . . . . . .       132            121
Accrued expenses:
  Unearned premiums. . . . . . . . . . . . . . . .       145            160
  Unpaid loss adjustment expenses. . . . . . . . .        88             90
  Interest payable . . . . . . . . . . . . . . . .        44             36
  Other. . . . . . . . . . . . . . . . . . . . . .       137            123
                                                     -------        -------
    Total. . . . . . . . . . . . . . . . . . . . .       701            674
                                                     -------        -------
Intercompany eliminations. . . . . . . . . . . . .                       (1)
                                                     -------        -------
Accounts payable and accrued expenses. . . . . . .   $ 2,676        $ 2,533
                                                     -------        -------
                                                     -------        -------


LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

                                                        1996           1995
---------------------------------------------------------------------------
Equipment Operations
Notes and debentures:
  Medium-term notes due 1998 - 2006:
    Average interest rate of 8.9%
    as of year end 1996 and 1995 . . . . . . . . .   $   171        $   239
  Adjustable rate senior notes due 2002:
    Interest rate of 7.8% as of year end
    1996 and 7.1% as of year end 1995. . . . . . .        50             60
  8.95% debentures due 2019. . . . . . . . . . . .       200            200
  8-1/2% debentures due 2022 . . . . . . . . . . .       200            200
  Other. . . . . . . . . . . . . . . . . . . . . .         5              4
                                                     -------        -------
       Total . . . . . . . . . . . . . . . . . . .   $   626        $   703
                                                     -------        -------
Financial Services
Notes and debentures:
  Medium-term notes due 1997 - 2006:
    Average interest rate of 6.7% as of year end
    1996 and 7.0% as of year end 1995. . . . . . .   $ 1,402        $   826
  7.20% notes due 1997 . . . . . . . . . . . . . .                      100
  Floating rate notes due 1998 (federal funds rate):
    Swapped to an alternative variable interest
    rate of 5.6% as of year end 1996 and 6.0% as
    of year end 1995 . . . . . . . . . . . . . . .       150            150
  5% Swiss franc bonds due 1999: Swapped to U.S.
    dollars and a variable interest rate of 6.0%
    as of year end 1996 and 6.4% as of year end
    1995 . . . . . . . . . . . . . . . . . . . . .        97             97
                                                     -------        -------
       Total notes and debentures. . . . . . . . .     1,649          1,173
                                                     -------        -------
Subordinated debt:
  9-5/8% subordinated notes due 1998: Swapped
    to variable interest rate of 6.0% as of
    year end 1996 and 6.5% as of year end 1995 . .       150            150
  8-5/8% subordinated debentures due 2019:
    Swapped to variable interest rate of 5.7%
    as of year end 1995* . . . . . . . . . . . . .                      150
                                                     -------        -------
       Total subordinated debt . . . . . . . . . .       150            300
                                                     -------        -------
          Total. . . . . . . . . . . . . . . . . .     1,799          1,473
                                                     -------        -------
Long-term borrowings . . . . . . . . . . . . . . .   $ 2,425        $ 2,176
                                                     -------        -------
                                                     -------        -------

*Reclassified to short-term borrowings in 1996 because the obligation is callable by the creditors in 1997. Swapped to variable interest rate of 5.3% as of year end 1996.

     All of the Financial Services' long-term borrowings represent obligations of John Deere Capital Corporation.

     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1997 - $79, 1998 - $49, 1999 - $210, 2000 -
$15 and 2001 - $79. The approximate amounts of the Capital Corporation's long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1997 - $864, 1998 - $893, 1999
- $373, 2000 - $290 and 2001 - $140.


LEASES

At October 31, 1996, future minimum lease payments under capital leases totaled $1 million in 1997. Total rental expense for operating leases during 1996 was $56 million compared with $50 million in 1995 and $49 million in 1994. At October 31, 1996, future minimum lease payments under operating leases amounted to $96 million as follows: 1997 - $32, 1998 - $24, 1999 - $11, 2000 - $7, 2001 -
$5 and later years - $17.


COMMITMENTS AND CONTINGENT LIABILITIES

On October 31, 1996, the company's maximum exposure under all credit receivable recourse provisions was $196 million for retail notes sold by both the Financial Services subsidiaries and the Equipment Operations. In addition, certain foreign subsidiaries have pledged assets with a balance sheet value of $49 million as collateral for borrowings. Also, at October 31, 1996, the company had commitments of approximately $68 million for construction and acquisition of property and equipment.

--------------------------------------------------------------------------------


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

CAPITAL STOCK
--------------------------------------------------------------------------------
Changes in the common stock account in 1994, 1995 and 1996 were as follows:
--------------------------------------------------------------------------------
                                                 Number of           Amount
                                               Shares Issued*     (in millions)
--------------------------------------------------------------------------------
Balance at October 31, 1993. . . . . . . . .    257,241,105          $1,437
Stock options exercised with newly issued
    shares . . . . . . . . . . . . . . . . .      2,582,703              37
Debenture conversions. . . . . . . . . . . .         91,776               1
Other    . . . . . . . . . . . . . . . . . .                             16
                                                -----------     -----------
Balance at October 31,1994 . . . . . . . . .    259,915,584           1,491
Transfer from retained earnings for
   three-for-one stock split (see below) . .                            175
Stock options exercised with newly issued
    shares . . . . . . . . . . . . . . . . .      2,604,114              44
Debenture conversions. . . . . . . . . . . .          4,386
Other    . . . . . . . . . . . . . . . . . .                             19
                                                -----------     -----------
Balance at October 31, 1995. . . . . . . . .    262,524,084           1,729

Stock options exercised with newly issued
    shares . . . . . . . . . . . . . . . . .      1,305,541              26
Debenture conversions. . . . . . . . . . . .          3,474
Other    . . . . . . . . . . . . . . . . . .                             15
                                                -----------     -----------
BALANCE AT OCTOBER 31, 1996. . . . . . . . .    263,833,099          $1,770
                                                -----------     -----------
                                                -----------     -----------

*Adjusted for three-for-one stock split.

--------------------------------------------------------------------------------

     On November 15, 1995, the company declared a three-for-one stock split effected in the form of a 200 percent stock dividend to stockholders of record on November 17, 1995. This stock split was recorded as of October 31, 1995 by a transfer of $175 million from retained earnings to common stock, representing a $1 par value for each additional share issued. The number of common shares the company is authorized to issue was also increased from 200 million to 600 million and the number of authorized preferred shares, none of which has been issued, was increased from three million to nine million.

     On February 28, 1996, the company announced its intention to repurchase up to $500 million of Deere & Company common stock. At the company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. The major changes during 1996 affecting common stock in treasury included the repurchase of 4,970,700 shares of common stock at a cost of $200 million related to the repurchase program and 1,819,143 shares at a cost of $75 million for ongoing stock option and restricted stock plans. In addition, 772,223 shares of treasury stock at original cost of $21 million were issued under the stock option and restricted stock plans.

     The calculation of net income per share is based on the average number of shares outstanding during the year. The calculation of net income per share, assuming full dilution, recognizes the dilutive effect of the assumed exercise of stock appreciation rights and stock options, contingent shares and conversion of convertible debentures. The calculation also reflects adjustment for interest expense relating to the convertible debentures, net of applicable income taxes.

RESTRICTED STOCK
--------------------------------------------------------------------------------
Restricted shares of the company's stock are issued to key employees and nonemployee directors under restricted stock plans approved by stockholders. Under the plans for employees, the company establishes the performance goals and periods of restriction for each award. The restrictions for the nonemployee directors lapse when a director retires from the Board. Under these plans, 5,340,000 shares may be granted as restricted stock.

     The market value of the restricted stock at the time of grant is recorded as unamortized restricted stock compensation in a separate component of stockholders' equity and adjusted to current market value for performance based plans. This compensation is amortized to expense over the periods of restriction. At October 31, 1996, 3,750,272 shares remained available for award under all plans.

     Changes in the unamortized restricted stock compensation account in 1994, 1995 and 1996 were as follows:
--------------------------------------------------------------------------------
                                                 Number of           Amount
                                               Shares Granted*    (in millions)
--------------------------------------------------------------------------------
Outstanding at October 31, 1993. . . . . . .        753,063            $  8
Granted  . . . . . . . . . . . . . . . . . .        201,999               5
Amortized and vested . . . . . . . . . . . .      (147,285)             (4)
                                                 ------------   -----------

Outstanding at October 31, 1994. . . . . . .        807,777               9
Granted  . . . . . . . . . . . . . . . . . .        305,127               9
Amortized and vested . . . . . . . . . . . .      (216,366)             (6)
                                                 ------------   -----------
Outstanding at October 31, 1995. . . . . . .        896,538              12
Granted  . . . . . . . . . . . . . . . . . .         95,016               4
Amortized and vested . . . . . . . . . . . .      (295,236)             (5)
                                                 ------------   -----------
OUTSTANDING AT OCTOBER 31, 1996. . . . . . .        696,318           $  11
                                                 ------------   -----------
                                                 ------------   -----------

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
     If the company exceeds the goals required for the vesting of certain performance based restricted stock included in the table above, a maximum of 174,442 additional shares of company stock could be awarded at the end of the restricted period. The probable cost of the additional shares at current market value is amortized to expense over the restricted period of the related restricted stock.

STOCK OPTIONS
--------------------------------------------------------------------------------
Options for the purchase of the company's common stock are issued to key employees under stock option plans approved by stockholders. Options outstanding at October 31, 1996 generally become exercisable one to nine and one-half years after the date of grant and remain exercisable up to 10 years after the date of grant.

     The stock option plan includes authority to grant stock appreciation rights, either concurrently with the grant of options or subsequently, and to accept stock of the company in payment for shares under the options. At October 31, 1996, 16,237,045 shares remained available for the granting of options.

--------------------------------------------------------------------------------
     During the last three fiscal years, changes in shares under option were as follows:
--------------------------------------------------------------------------------
                                          Shares*      Option Price Per Share*
--------------------------------------------------------------------------------
Outstanding at October 31, 1993. . .     6,933,987               $ 7.77- $20.02
Granted    . . . . . . . . . . . . .     1,785,966               $23.56
Exercised  . . . . . . . . . . . . .   (2,582,703)               $ 7.77- $20.02
Expired or cancelled . . . . . . . .     (762,207)               $ 7.77- $23.56

                                       -----------
Outstanding at October 31, 1994. . .     5,375,043               $ 7.77- $23.56
Granted    . . . . . . . . . . . . .     4,229,448               $21.02- $34.07
Exercised  . . . . . . . . . . . . .   (2,604,114)               $ 7.77- $23.56
Expired or cancelled . . . . . . . .     (148,434)               $ 9.04- $23.56
                                       -----------
Outstanding at October 31, 1995. . .     6,851,943               $ 7.77- $34.07
Granted    . . . . . . . . . . . . .     1,819,462               $34.13 -$47.36
Exercised  . . . . . . . . . . . . .   (2,001,791)               $ 7.77- $34.07
Expired or cancelled . . . . . . . .     (342,378)               $21.02- $34.13
                                       -----------
OUTSTANDING AT OCTOBER 31, 1996. . .     6,327,236               $ 7.77- $47.36
                                       -----------
                                       -----------
*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
     For options outstanding at October 31, 1996, the average exercise price was $26.56 per share and expiration dates ranged from December 1996 to December 2005. Of the outstanding options, 55,324 may be exercised in the form of stock appreciation rights.

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

     Company contributions under these plans were $35 million in 1996, $30 million in 1995 and $12 million in 1994.

RETAINED EARNINGS
--------------------------------------------------------------------------------
An analysis of the company's retained earnings follows in millions of dollars:
--------------------------------------------------------------------------------
                                                       1996      1995     1994
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . . . . .    $1,690    $1,354   $  926
Net income . . . . . . . . . . . . . . . . . . . .       817       706      604
Dividends declared . . . . . . . . . . . . . . . .     (207)     (195)    (176)
Transfer to capital stock for
     three-for-one stock split . . . . . . . . . .               (175)
                                                      ------    ------   ------
BALANCE, END OF THE YEAR . . . . . . . . . . . . .    $2,300    $1,690   $1,354
                                                      ------    ------   ------
                                                      ------    ------   ------
--------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENT
--------------------------------------------------------------------------------
An analysis of the company's cumulative translation adjustment follows in millions of dollars:
--------------------------------------------------------------------------------
                                                        1996      1995     1994
--------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . . . . .      $ 12      $ 18     $ 42
Translation adjustments for the year.. . . . . . .       (1)       (6)     (25)
Income taxes applicable to translation adjustments         3                  1
                                                        ----      ----     ----
BALANCE, END OF THE YEAR . . . . . . . . . . . . .      $ 14      $ 12     $ 18
                                                        ----      ----     ----
                                                        ----      ----     ----
--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:
--------------------------------------------------------------------------------


                                                                       1996                1995
                                                               ------------------  -----------------
                                                               Carrying     Fair   Carrying    Fair
                                                                 Value      Value    Value     Value
------------------------------------------------------------------------------------------------------------------------------------
Marketable securities. . . . . . . . . . . . . . . . . . . .  $    869  $   869   $   830   $   857

Credit receivables and receivables related
     to asset backed securitizations . . . . . . . . . . . .  $  6,108  $ 6,096   $ 5,533   $ 5,536

Long-term borrowings and related swaps:
     Equipment Operations borrowings . . . . . . . . . . .    $  (626)  $  (694)  $  (703)  $  (789)
     Financial Services borrowings . . . . . . . . . . . . .   (1,816)   (1,844)   (1,504)   (1,545)
          Interest rate and
          foreign currency swaps . . . . . . . . . . . . . .       17        30        31        56
                                                               -------   -------   -------   -------
     Total . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,425)  $(2,508)  $(2,176)  $(2,278)
                                                               -------   -------   -------   -------
                                                               -------   -------   -------   -------
------------------------------------------------------------------------------------------------------------------------------------



FAIR VALUE ESTIMATES

Fair values of marketable securities were estimated using quoted market prices.

     Fair values of the long-term credit receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining credit receivables approximated the carrying amounts. The fair values of receivables related to asset backed securitizations were based on the discounted values of their related cash flows.

     Fair values of long-term borrowings with fixed rates were based on the Interest discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of John Deere Capital Corporation have been swapped to current variable interest rates and United States dollars. Fair values of these swaps were based on quotes from dealers.

     Fair values and carrying values of the company's other interest rate swaps and caps associated with short-term borrowings, foreign exchange forward contracts and options were not material.

DERIVATIVES

The company enters into derivative transactions only to hedge exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

INTEREST RATE SWAPS AND CAPS

The company's credit subsidiaries enter into interest rate swap and interest rate cap agreements related to their borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap and cap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. Premiums are amortized to interest expense over the lives of the agreements.

     At October 31, 1996 and 1995, the total notional principal amounts of interest rate swap agreements hedging short-term borrowings were $346 million and $137 million, having rates of 5.2 to 7.4 percent and 6.5 to 7.0 percent, terminating in up to 12 months and four months, respectively. There were no interest rate cap agreements at October 31, 1996 or 1995.

    The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "Long-Term Borrowings" table on page 40 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. In addition, the Capital Corporation in 1995 had interest rate swap agreements corresponding to a portion of their fixed-rate long-term borrowings. At October 31, 1995, the total notional principal amount of these interest rate swap agreements was $116 million, having variable interest rates of 6.1 to 6.5 percent, terminating in up to 16 months.

     The Capital Corporation also has interest rate swap agreements associated with medium-term notes. The "Long-Term Borrowings" table on page 40 reflects the interest rates relating to these swap agreements. At October 31, 1996 and 1995, the total notional principal amounts of these swap agreements were $520 million and $260 million, terminating in up to 113 months and 83 months, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS, SWAPS AND OPTIONS

The company has entered into foreign exchange forward contracts, swaps and options in order to hedge the currency exposure of certain assets, liabilities and expected inventory purchases. Depending on the item being hedged, the foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change or deferred until expiration of the contract, and the contract premiums are either amortized or deferred over the terms of the contracts. The option premiums and any gains are deferred and recorded as part of the cost of future inventory purchases. At October 31, 1996 and 1995, the company had foreign exchange forward contracts maturing in up to 11 months and seven months for $390 million and $349 million, respectively, and a foreign currency swap agreement maturing in up to 27 months and 39 months, respectively, for $97 million. At October 31, 1996 and 1995, the company had options maturing in up to 21 months and 24 months for $164 million and $190 million, respectively. The total deferred gains or losses on these foreign exchange hedges were not material at October 31, 1996 and 1995.

CASH FLOW INFORMATION
--------------------------------------------------------------------------------
For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

     Cash payments for interest and income taxes consisted of the following in millions of dollars:
--------------------------------------------------------------------------------
                                                       1996      1995     1994
--------------------------------------------------------------------------------
Interest:
    Equipment Operations . . . . . . . . . . . .     $  120    $  129   $  123
    Financial Services . . . . . . . . . . . . .        298       262      202
    Intercompany eliminations. . . . . . . . . .        (6)       (6)      (6)
                                                     ------    ------   ------
CONSOLIDATED . . . . . . . . . . . . . . . . . .     $  412    $  385   $  319
                                                     ------    ------   ------
                                                     ------    ------   ------
Income taxes:
    Equipment Operations . . . . . . . . . . . .     $  513    $  297   $  259
    Financial Services . . . . . . . . . . . . .        104        99       88
    Intercompany eliminations. . . . . . . . . .       (92)      (88)     (66)
                                                     ------    ------   ------
CONSOLIDATED . . . . . . . . . . . . . . . . . .     $  525    $  308   $  281
                                                     ------    ------   ------
                                                     ------    ------   ------
--------------------------------------------------------------------------------



SUPPLEMENTAL QUARTERLY INFORMATION AND DIVIDEND
(UNAUDITED)
--------------------------------------------------------------------------------
Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.
--------------------------------------------------------------------------------
                                           FIRST    SECOND     THIRD   FOURTH
                                          QUARTER   QUARTER   QUARTER  QUARTER
--------------------------------------------------------------------------------
1996
Net sales and revenues . . . . . . . .    $ 2,318   $ 3,089   $ 2,905  $ 2,917
Income before income taxes . . . . . .        258       425       317      287
Net income . . . . . . . . . . . . . .        166       273       204      174
Net income per share . . . . . . . . .        .63      1.04       .79      .68
Dividends declared per share . . . . .        .20       .20       .20      .20
Dividends paid per share . . . . . . .        .20       .20       .20      .20

1995
Net sales and revenues . . . . . . . .    $ 2,088   $ 2,812   $ 2,673  $ 2,718
Income before income taxes . . . . . .        221       371       273      228
Net income . . . . . . . . . . . . . .        138       237       180      151
Net income per share*. . . . . . . . .        .53       .92       .69      .57
Dividends declared per share*. . . . .    .18 1/3   .18 1/3   .18 1/3      .20
Dividends paid per share*. . . . . . .    .18 1/3   .18 1/3   .18 1/3  .18 1/3

*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
    Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:
--------------------------------------------------------------------------------
                                           FIRST    SECOND     THIRD   FOURTH
                                          QUARTER   QUARTER   QUARTER  QUARTER
--------------------------------------------------------------------------------
1996 MARKET PRICE
High     . . . . . . . . . . . . . . .     $37.13    $45.00    $43.38   $44.88
Low      . . . . . . . . . . . . . . .     $28.33    $35.63    $34.50   $34.75
1995 MARKET PRICE*
High     . . . . . . . . . . . . . . .     $25.04    $28.50    $31.75   $30.58
Low      . . . . . . . . . . . . . . .     $20.42    $23.58    $26.96   $26.71
*Adjusted for three-for-one stock split.
--------------------------------------------------------------------------------
     At October 31, 1996, there were 29,304 holders of record of the company's $1 par value common stock and 19 holders of record of the company's 51/2% convertible subordinated debentures due 2001.

DIVIDEND

A quarterly cash dividend of $.20 per share was declared at the Board of Directors' meeting held on December 4, 1996, payable on February 3, 1997.

                    (THIS PAGE INTENTIONALLY LEFT BLANK.)

                                     [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1996 and 1995 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP



November 26, 1996


[LOGO]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        DEERE & COMPANY

                                        By:  /s/ Hans W. Becherer
                                            -------------------------------
                                                 Hans W. Becherer
                                                 Chairman and Chief Executive
                                                  Officer

Date:   15 January 1997


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                   Title                                  Date
         ---------                   -----                                  ----
/s/ Hans W. Becherer          Chairman, Director and             )
----------------------------  Chief Executive Officer            )
    Hans W. Becherer                                             )
                                                                 )
/s/ John R. Block             Director                           )
----------------------------                                     )
    John R. Block                                                )
                                                                 )
/s/ Robert W. Lane            Senior Vice President              )
----------------------------  Principal Financial Officer and    )
    Robert W. Lane            Principal Accounting Officer       )
                                                                 )
/s/ Leonard A. Hadley         Director                           )
----------------------------                                     )
    Leonard A. Hadley                                            )
                                                                 )
/s/ Regina E. Herzlinger      Director                           )    15 January 1997
----------------------------                                     )
    Regina E. Herzlinger                                         )
                                                                 )
/s/ Samuel C. Johnson         Director                           )
----------------------------                                     )
    Samuel C. Johnson                                            )
                                                                 )
/s/ Arthur L. Kelly           Director                           )
----------------------------                                     )
    Arthur L. Kelly                                              )
                                                                 )
/s/ Agustin Santamarina V.    Director                           )
----------------------------                                     )
    Agustin Santamarina V.                                       )





         Signature                   Title                                  Date
         ---------                   -----                                  ----
/s/ William A. Schreyer       Director                           )    15 January 1997
---------------------------                                      )
    William A. Schreyer                                          )
                                                                 )
/s/ David H. Stowe, Jr.       Director                           )
---------------------------                                      )
    David H. Stowe, Jr.                                          )
                                                                 )
/s/ John R. Walter            Director                           )
---------------------------                                      )
    John R. Walter                                               )
                                                                 )
/s/ Arnold R. Weber           Director                           )
---------------------------                                      )
    Arnold R. Weber                                              )

                                                                     SCHEDULE II
                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended October 31, 1996, 1995 and 1994
                            (In thousands of dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        Column A                                     Column B                  Column C
        --------                                     --------                  --------
                                                     Balance at                Additions
                                                     beginning          ------------------------------------------------------------
       Description                                   of period
       -----------                                   ----------                                                               other
                                                                        Charged to  Charged to                              accounts
YEAR ENDED OCTOBER 31, 1996                                             costs and   ------------------------------------------------
  Allowance for doubtful receivables:                                   expenses    Description                              Amount
    Equipment Operations                                                ----------  -----------                              ------
    --------------------
    Dealer receivable allowances . . . . . . . . .   $ 24,012           $17,210     Bad debt recoveries. . . . . . . . .     $1,306
                                                                                    Purchase of Mexico
    Financial Services                                                                operations . . . . . . . . . . . .        434
    ------------------

    Credit receivable allowances . . . . . . . . .     87,715            42,715
                                                     --------           -------                                              ------
    Consolidated receivable
      allowances . . . . . . . . . . . . . . . . .   $111,727           $59,925                                              $1,740
                                                     --------           -------                                              ------
                                                     --------           -------                                              ------
YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful receivables:
    Equipment Operations
    --------------------

    Dealer receivable allowances . . . . . . . . .   $ 23,003           $ 3,487     Bad debt recoveries. . . . . . . . .     $1,645

    Financial Services
    ------------------

    Credit receivable allowances . . . . . . . . .     85,791            36,125
                                                     --------           -------                                              ------
    Consolidated receivable
      allowances . . . . . . . . . . . . . . . . .   $108,794           $39,612                                              $1,645
                                                     --------           -------                                              ------
                                                     --------           -------                                              ------
YEAR ENDED OCTOBER 31, 1994
  Allowance for doubtful receivables:
    Equipment Operations
    --------------------
    Dealer receivable allowances . . . . . . . . .   $ 18,051           $ 5,572     Bad debt recoveries. . . . . . . . .     $1,565
                                                                                    Purchase of Homelite . . . . . . . .      1,364
    Financial Services
    ------------------

    Credit receivable allowances . . . . . . . . .     83,243            30,538
                                                     --------           -------                                              ------
    Consolidated receivable
      allowances . . . . . . . . . . . . . . . . .   $101,294           $36,110                                              $2,929
                                                     --------           -------                                              ------
                                                     --------           -------                                              ------



                       Column D                            Column E
                       --------                            --------

                      Deductions                           Balance
--------------------------------------------------------    at end
Description                                       Amount   of period
-----------                                       ------   ---------


Dealer receivable write-offs . . . . . . . . . . .$ 8,112   $ 34,850

Transfers related to
  retail note sales. . . . . . . . . . . . . . . .  6,316
Credit receivable write-offs . . . . . . . . . . . 30,616     93,498
                                                  -------   --------
                                                  $45,044   $128,348
                                                  -------   --------
                                                  -------   --------



Dealer receivable write-offs . . . . . . . . . . .$ 4,123   $ 24,012

Transfers related to
  retail note sales. . . . . . . . . . . . . . . .  9,138
Credit receivable write-offs . . . . . . . . . . . 25,063     87,715
                                                  -------   --------
                                                  $38,324   $111,727
                                                  -------   --------
                                                  -------   --------


Dealer receivable write-offs . . . . . . . . . . .$ 3,549   $ 23,003

Transfers related to
  retail note sales. . . . . . . . . . . . . . . .  3,584
Credit receivable write-offs . . . . . . . . . . . 24,406     85,791
                                                  -------   --------
                                                  $31,539   $108,794
                                                  -------   --------
                                                  -------   --------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit
-------

  2.      Not applicable

  3.1 Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1995*)

  3.2 Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-Q of registrant for the period ended April 30, 1993*)

  3.3     By-laws, as amended August 28, 1996

  4.1 Indenture dated February 15, 1991 between registrant and Citibank, N.A., as Trustee (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

  4.2 Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association), Bank of Americas National Trust and Savings Association, Deutsche Bank AG, and The Toronto Dominion Bank, as Managing Agents, dated as of April 5, 1995 (Exhibit 4.1(a) and 4.1(b) to 1993 Form 10-Q of registrant for the period ended April 30, 1995*)

  4.3 Credit agreements among John Deere Limited, John Deere Finance Limited, various financial institutions and The Toronto-Dominion Bank as agent, dated as of April 5, 1995 (Exhibit 4.2(a) and 4.2(b) to Form 10-Q of registrant for the quarter ended April 30, 1995*)

  4.4 Form common stock certificates (Exhibit 4.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

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

Exhibit
-------

          Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

  9.      Not applicable

  10.1 Agreement dated May 11, 1993 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

  10.2 Agreement dated May 11, 1993 between registrant and John Deere Capital Corporation relating to commercial and consumer retail notes (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

  10.3 Agreement dated May 11, 1993 between John Deere Industrial Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning industrial retail notes (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

  10.4 Agreement dated January 26, 1983 between registrant and John Deere Capital Corporation relating to agreements on retail notes with United States sales branches (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

  10.5    John Deere Supplemental Pension Benefit Plan, as amended
          December 4, 1996**

  10.6 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

  10.7 1991 John Deere Stock Option Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*)**

  10.8    Deere & Company Voluntary Deferred Compensation Plan (Exhibit
          10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

  10.9 John Deere Restricted Stock Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*)**

  10.10 1993 Nonemployee Director Stock Ownership Plan (Exhibit to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)**

  10.11 John Deere Performance Bonus Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

  10.12 John Deere Equity Incentive Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

Exhibit
-------

  10.13   Deere & Company Nonemployee Director Deferred Compensation Plan**

  10.14   Agreement dated October 15, 1996 between registrant and John
          Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation. (Exhibit 10.7 to John Deere Capital Corporation Form 10-K for the year end October 31, 1996 Securities and Exchange Commission file number 1-6458*)

  11.     Computation of net income per share

  12.     Computation of ratio of earnings to fixed charges

  13.     Not applicable

  16.     Not applicable

  18.     Not applicable

  21.     Subsidiaries

  22.     Not applicable

  23.     Consent of Deloitte & Touche LLP

  24.     Not applicable

  27.     Financial Data Schedule

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