Form 10-Q
period 1997-01-31
DEERE & CO
filed 1997-03-07
CIK 315189

-----------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                           ----------
                            FORM 10-Q
                           ----------


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1997


                  ----------------------------
                   Commission file no: 1-4121
                  ----------------------------


                         DEERE & COMPANY

 Delaware                                           36-2382580
(State of incorporation)       (IRS employer identification no.)

                         John Deere Road
                     Moline, Illinois 61265
            (Address of principal executive offices)

                Telephone Number:  (309) 765-8000

                ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No

At January 31, 1997, 255,285,498 shares of common stock, $1 par value, of the registrant were outstanding.

-----------------------------------------------------------------


                       Page 1 of 22 Pages.
                  Index to Exhibits:  Page 19.





                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                              CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME         (Deere & Company and
                                      Consolidated Subsidiaries)
Millions of dollars except                Three Months Ended
per share amounts                              January 31
  (Unaudited)                            1997            1996

Net Sales and Revenues
Net sales of equipment                 $2,002.6        $1,936.6
Finance and interest income               192.5           180.2
Insurance and health care premiums        162.0           163.4
Investment income                          15.0            16.5
Other income                               23.9            20.8
---------------------------------------------------------------
    Total                               2,396.0         2,317.5
---------------------------------------------------------------

Costs and Expenses
Cost of goods sold                      1,529.6         1,501.2
Research and development expenses          86.5            80.0
Selling, administrative and
  general expenses                        261.8           238.4
Interest expense                           94.9            98.7
Insurance and health care claims
  and benefits                            123.8           127.3
Other operating expenses                   14.1            13.6
---------------------------------------------------------------
    Total                               2,110.7         2,059.2
---------------------------------------------------------------

Income of Consolidated Group
  Before Income Taxes                     285.3           258.3
Provision for income taxes                106.1            93.5
Income of Consolidated Group              179.2           164.8

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                  (.5)
    Insurance
    Health care
    Other                                  (2.0)            1.4
---------------------------------------------------------------
        Total                              (2.5)            1.4
---------------------------------------------------------------
Net Income                             $  176.7        $  166.2
---------------------------------------------------------------
Net income per share, primary and
  fully diluted                        $     .69        $    .63

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                            EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
                                            Financial Services
                                           on the Equity Basis)
Millions of dollars except                  Three Months Ended
per share amounts                                January 31
  (Unaudited)                              1997            1996
Net Sales and Revenues
Net sales of equipment                   $2,002.6        $1,936.6
Finance and interest income                  29.4            30.5
Insurance and health care premiums
Investment income
Other income                                 11.9             5.8
-----------------------------------------------------------------
    Total                                 2,043.9         1,972.9
-----------------------------------------------------------------

Costs and Expenses
Cost of goods sold                        1,535.7         1,507.7
Research and development expenses            86.5            80.0
Selling, administrative and
  general expenses                          183.4           167.5
Interest expense                             20.5            27.0
Insurance and health care claims
  and benefits
Other operating expenses                       .5             6.9
-----------------------------------------------------------------
    Total                                 1,826.6         1,789.1
-----------------------------------------------------------------

Income of Consolidated Group
  Before Income Taxes                       217.3           183.8
Provision for income taxes                   81.9            67.7
Income of Consolidated Group                135.4           116.1

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                   32.9            34.5
    Insurance                                 9.0             9.6
    Health care                               1.4             4.6
    Other                                    (2.0)            1.4
-----------------------------------------------------------------
        Total                                41.3            50.1
-----------------------------------------------------------------
Net Income                               $  176.7        $  166.2
-----------------------------------------------------------------











                 PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                          FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except
per share amounts                   Three Months Ended January 31
  (Unaudited)                            1997            1996
Net Sales and Revenues
Net sales of equipment
Finance and interest income              $164.4          $151.4
Insurance and health care premiums        173.0           173.5
Investment income                          15.0            16.5
Other income                               13.2            16.2
---------------------------------------------------------------
    Total                                 365.6           357.6
---------------------------------------------------------------

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
  general expenses                         83.1            75.3
Interest expense                           75.6            73.4
Insurance and health care claims
  and benefits                            125.3           127.9
Other operating expenses                   13.6             6.5
---------------------------------------------------------------
    Total                                 297.6           283.1
---------------------------------------------------------------

Income of Consolidated Group
  Before Income Taxes                      68.0            74.5
Provision for income taxes                 24.2            25.8
Income of Consolidated Group               43.8            48.7

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                  (.5)
    Insurance
    Health care
    Other
---------------------------------------------------------------
        Total                               (.5)
---------------------------------------------------------------
Net Income                               $ 43.3          $ 48.7
---------------------------------------------------------------











DEERE & COMPANY                               CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET     (Deere & Company and
                                      Consolidated Subsidiaries)
Millions of dollars  (Unaudited)    Jan 31     Oct 31     Jan 31
Assets                               1997       1996       1996
Cash and short-term investments  $   366.1  $   291.5  $   364.2
Cash deposited with
    unconsolidated subsidiaries
  Cash and cash equivalents          366.1      291.5      364.2
Marketable securities                878.1      869.4      855.7
Receivables from unconsolidated
    subsidiaries and affiliates       19.6       13.1        4.6
Trade accounts and notes
  receivable - net                 3,016.8    3,152.7    3,377.6
Financing receivables - net        6,132.9    5,912.2    5,502.3
Other receivables                    467.2      549.6      488.5
Equipment on operating leases - net  481.1      429.8      271.6
Inventories                        1,193.7      828.9      979.8
Property and equipment - net       1,331.8    1,351.7    1,294.0
Investments in unconsolidated
    subsidiaries and affiliates      132.4      127.4      172.8
Intangible assets - net              282.5      285.9      315.9
Deferred income taxes                646.4      653.0      625.1
Other assets and deferred charges    192.4      187.5      194.8
----------------------------------------------------------------
        Total                    $15,141.0  $14,652.7  $14,446.9
----------------------------------------------------------------

Liabilities and Stockholders' Equity
Short-term borrowings            $ 3,834.1  $ 3,144.1  $ 3,774.4
Payables to unconsolidated
  subsidiaries and affiliates         40.2       27.6       24.1
Accounts payable and accrued
  expenses                         2,295.6    2,676.2    2,234.8
Insurance and health care claims
  and reserves                       428.1      437.6      462.0
Accrued taxes                        201.5      132.4      149.1
Deferred income taxes                  9.9        9.4       16.9
Long-term borrowings               2,478.4    2,425.4    2,215.4
Retirement benefit accruals
  and other liabilities            2,279.2    2,242.8    2,343.2
----------------------------------------------------------------
    Total liabilities             11,567.0   11,095.5   11,219.9
----------------------------------------------------------------
Common stock, $1 par value
  (issued shares at
  January 31, 1997 - 263,846,284)  1,766.9    1,770.1    1,743.5
Retained earnings                  2,425.2    2,299.5    1,804.2
Minimum pension liability
  adjustment                        (235.4)    (235.4)    (300.4)
Cumulative translation adjustment    (29.2)     (14.0)     (23.5)
Unrealized gain (loss) on
  marketable securities               15.3       14.0       29.9
Unamortized restricted stock
  compensation                       (20.7)     (11.1)     (11.6)
Common stock in treasury, at cost   (348.1)    (265.9)     (15.1)
----------------------------------------------------------------
Stockholders' equity               3,574.0    3,557.2    3,227.0
----------------------------------------------------------------
     Total                       $15,141.0  $14,652.7  $14,446.9
----------------------------------------------------------------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                             EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET        (Deere & Company with
                                              Financial Services
                                              on the Equity Basis
                                    Jan 31     Oct 31     Jan 31
Millions of dollars  (Unaudited)     1997       1996       1996
Assets
Cash and short-term investments     $  135.4  $   80.0  $   97.3
Cash deposited with
    unconsolidated subsidiaries        168.5     544.8     118.9
  Cash and cash equivalents            303.9     624.8     216.2
Marketable securities
Receivables from unconsolidated
    subsidiaries and affiliates         44.1     105.3      49.7
Trade accounts and notes
  receivable - net                   3,016.8   3,152.7   3,377.6
Financing receivables - net             82.4     103.4     105.0
Other receivables                                 56.6       4.3
Equipment on operating leases - net    156.0     152.9     120.3
Inventories                          1,193.7     828.9     979.8
Property and equipment - net         1,281.5   1,301.3   1,249.0
Investments in unconsolidated
    subsidiaries and affiliates      1,475.2   1,445.3   1,467.4
Intangible assets - net                273.2     276.3     306.6
Deferred income taxes                  595.8     603.2     576.8
Other assets and deferred charges      125.0     117.4     122.9
----------------------------------------------------------------
        Total                       $8,547.6  $8,768.1  $8,575.6
----------------------------------------------------------------

Liabilities and Stockholders' Equity
Short-term borrowings               $  272.1  $  223.6  $  615.2
Payables to unconsolidated
  subsidiaries and affiliates           41.5      27.6      24.1
Accounts payable and accrued
  expenses                           1,573.1   1,975.1   1,531.6
Insurance and health care claims
  and reserves
Accrued taxes                          197.2     130.3     149.2
Deferred income taxes                    9.5       9.4      15.7
Long-term borrowings                   625.4     625.9     692.4
Retirement benefit accruals
  and other liabilities              2,254.8   2,219.0   2,320.4
----------------------------------------------------------------
    Total liabilities                4,973.6   5,210.9   5,348.6
----------------------------------------------------------------
Common stock, $1 par value
  (issued shares at
  January 31, 1997 - 263,846,284)    1,766.9   1,770.1   1,743.5
Retained earnings                    2,425.2   2,299.5   1,804.2
Minimum pension liability
  adjustment                          (235.4)   (235.4)   (300.4)
Cumulative translation adjustment      (29.2)    (14.0)    (23.5)
Unrealized gain (loss) on
  marketable securities                 15.3      14.0      29.9
Unamortized restricted stock
  compensation                         (20.7)    (11.1)    (11.6)
Common stock in treasury, at cost     (348.1)   (265.9)    (15.1)
----------------------------------------------------------------
Stockholders' equity                 3,574.0   3,557.2   3,227.0
----------------------------------------------------------------
     Total                          $8,547.6  $8,768.1  $8,575.6
----------------------------------------------------------------


DEERE & COMPANY
CONDENSED CONSOLIDATED                   FINANCIAL SERVICES
BALANCE SHEET
                                     Jan 31     Oct 31    Jan 31
Millions of dollars  (Unaudited)      1997       1996      1996
Assets
Cash and short-term investments    $  230.8   $  211.6  $  267.0
Cash deposited with
    unconsolidated subsidiaries
  Cash and cash equivalents           230.8      211.6     267.0
Marketable securities                 878.1      869.4     855.7
Receivables from unconsolidated
    subsidiaries and affiliates         1.7
Trade accounts and notes
  receivable - net
Financing receivables - net         6,050.5    5,808.8   5,397.3
Other receivables                     467.2      492.9     485.2
Equipment on operating leases - net   325.1      276.8     151.3
Inventories
Property and equipment - net           50.3       50.4      45.1
Investments in unconsolidated
  subsidiaries and affiliates           5.7        6.3
Intangible assets - net                 9.3        9.7       9.3
Deferred income taxes                  50.5       49.7      48.3
Other assets and deferred charges      67.4       70.2      71.8
----------------------------------------------------------------
        Total                      $8,136.6   $7,845.8  $7,331.0
----------------------------------------------------------------

Liabilities and Stockholders' Equity
Short-term borrowings              $3,562.0   $2,920.6  $3,159.3
Payables to unconsolidated
  subsidiaries and affiliates         193.4      637.0     164.0
Accounts payable and accrued
  expenses                            722.6      701.1     704.2
Insurance and health care
  claims and reserves                 428.1      437.6     462.0
Accrued taxes                           4.4        2.1
Deferred income taxes                    .3                  1.2
Long-term borrowings                1,853.0    1,799.5   1,523.0
Retirement benefit accruals
  and other liabilities                24.3       23.7      22.7
----------------------------------------------------------------
    Total liabilities               6,788.1    6,521.6   6,036.4
----------------------------------------------------------------
Common stock, $1 par value
  (issued shares at
  January 31, 1997 - 263,846,284)     209.4      209.4     209.4
Retained earnings                   1,126.5    1,103.2   1,060.2
Minimum pension liability
  adjustment
Cumulative translation adjustment      (2.7)      (2.4)     (4.9)
Unrealized gain (loss) on
  marketable securities                15.3       14.0      29.9
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
----------------------------------------------------------------
Stockholders' equity                1,348.5    1,324.2   1,294.6
----------------------------------------------------------------
     Total                         $8,136.6   $7,845.8  $7,331.0
----------------------------------------------------------------


DEERE & COMPANY                             CONSOLIDATED
CONDENSED STATEMENT OF                  (Deere & Company and
CONSOLIDATED CASH FLOWS               Consolidated Subsidiaries)
                                    Three Months Ended January 31
Millions of dollars  (Unaudited)           1997          1996
Cash Flows from Operating Activities
Net income                               $  176.7      $  166.2
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                     (374.7)       (551.3)
---------------------------------------------------------------
    Net cash provided by (used for)
      operating activities                 (198.0)       (385.1)
---------------------------------------------------------------

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                   1,459.5       1,154.1
Proceeds from maturities and
  sales of marketable securities             25.1          26.1
Cost of financing receivables acquired   (1,686.5)     (1,318.9)
Purchases of marketable securities          (32.3)        (12.2)
Purchases of property and equipment         (68.1)        (39.4)
Cost of operating leases acquired           (89.4)        (48.5)
Acquisitions of businesses                   (6.8)        (32.4)
Other                                        72.5          19.0
---------------------------------------------------------------
        Net cash used for investing
          activities                       (326.0)       (252.2)
---------------------------------------------------------------

Cash Flows from Financing Activities
Increase in short-term borrowings           616.7         681.1
Change in intercompany receivables/payables
Proceeds from long-term borrowings          145.0          50.0
Principal payments on long-term borrowings  (10.3)        (49.3)
Proceeds from issuance of common stock        3.2          11.9
Repurchases of common stock                (100.2)         (2.0)
Dividends paid                              (51.6)        (52.4)
Other                                         (.1)          (.1)
---------------------------------------------------------------
        Net cash provided by (used for)
          financing activities              602.7         639.2
---------------------------------------------------------------

Effect of Exchange Rate Changes on Cash      (4.1)         (1.4)

Net Increase (Decrease) in Cash and
  Cash Equivalents                           74.6            .5
Cash and Cash Equivalents at
  Beginning of Period                       291.5         363.7
---------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                          $  366.1      $  364.2
---------------------------------------------------------------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                             EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF                     (Deere & Company with
CONSOLIDATED CASH FLOWS                      Financial Services
                                            on the Equity Basis)
                                            Three Months Ended
Millions of dollars  (Unaudited)                January 31
Cash Flows from Operating Activities       1997           1996

Net income                                $ 176.7        $ 166.2
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                     (420.5)        (560.6)
----------------------------------------------------------------
      Net cash provided by (used for)
        operating activities               (243.8)        (394.4)
----------------------------------------------------------------

Cash Flows from Investing Activities
Collections and sales of financing
  receivables                                28.1           18.8
Proceeds from maturities and sales of
  marketable securities
Cost of financing receivables acquired       (7.4)          (4.5)
Purchases of marketable securities
Purchases of property and equipment         (65.8)         (33.2)
Cost of operating leases acquired           (18.4)         (16.0)
Acquisitions of businesses                   (6.8)         (32.4)
Other                                        21.7          (29.8)
----------------------------------------------------------------
      Net cash used for investing
        activities                          (48.6)         (97.1)
----------------------------------------------------------------

Cash Flows from Financing Activities
Increase in short-term borrowings            65.6          213.8
Change in intercompany receivables/payables  69.0            8.1
Proceeds from long-term borrowings
Principal payments on long-term borrowings  (10.3)          (1.3)
Proceeds from issuance of common stock        3.2           11.9
Repurchases of common stock                (100.2)          (2.0)
Dividends paid                              (51.6)         (52.4)
Other                                         (.1)           (.1)
----------------------------------------------------------------
      Net cash provided by (used for)
        financing activities                (24.4)         178.0
----------------------------------------------------------------

Effect of Exchange Rate Changes on Cash      (4.1)          (1.4)

Net Increase (Decrease) in Cash and
  Cash Equivalents                         (320.9)        (314.9)
Cash and Cash Equivalents at
  Beginning of Period                       624.8          531.1
----------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                           $ 303.9        $ 216.2
----------------------------------------------------------------





DEERE & COMPANY
CONDENSED STATEMENT OF                    FINANCIAL SERVICES
CONSOLIDATED CASH FLOWS
                                    Three Months Ended January 31
Millions of dollars (Unaudited)          1997             1996
Cash Flows from Operating Activities
Net income                             $   43.3         $   48.7
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                     22.5              3.4
----------------------------------------------------------------
      Net cash provided by (used for)
        operating activities               65.8             52.1
----------------------------------------------------------------

Cash Flows from Investing Activities
Collections and sales of financing
  receivables                           1,431.4          1,135.4
Proceeds from maturities and sales
  of marketable securities                 25.1             26.1
Cost of financing receivables acquired (1,679.1)        (1,314.4)
Purchases of marketable securities        (32.3)           (12.2)
Purchases of property and equipment        (2.3)            (6.1)
Cost of operating leases acquired         (71.0)           (32.5)
Acquisitions of businesses
Other                                      50.8             48.7
----------------------------------------------------------------
      Net cash used for investing
        activities                       (277.4)          (155.0)
----------------------------------------------------------------

Cash Flows from Financing Activities
Increase in short-term borrowings         551.1            467.3
Change in intercompany
  receivables/payables                   (445.3)          (349.3)
Proceeds from long-term borrowings        145.0             50.0
Principal payments on long-term
  borrowings                                               (48.0)
Proceeds from issuance of common stock
Repurchases of common stock
Dividends paid                            (20.0)           (42.8)
Other
----------------------------------------------------------------
      Net cash provided by (used for)
        financing activities              230.8             77.2
----------------------------------------------------------------

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and
  Cash Equivalents                         19.2            (25.7)
Cash and Cash Equivalents at Beginning
  of Period                               211.6            292.7
----------------------------------------------------------------
Cash and Cash Equivalents at End of
  Period                               $  230.8         $  267.0
----------------------------------------------------------------





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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - These data include the Company's agricultural equipment, industrial equipment and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services - These data include the Company's credit, insurance and health care operations.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                               Three Months Ended
                                                   January 31
                                                1997      1996

  Balance, beginning of period...........    $2,299.5  $1,690.3
  Net income.............................       176.7     166.2
  Dividends declared.....................       (51.0)    (52.3)
  Balance, end of period.................    $2,425.2  $1,804.2



(4) An analysis of the cumulative translation adjustment follows in millions of dollars:
                                               Three Months Ended
                                                   January 31
                                                1997      1996
  Balance, beginning of period............     $(14.0)   $(11.6)
  Translation adjustment..................      (12.4)    (11.4)
  Income taxes applicable to
         translation adjustments                 (2.8)      (.5)
  Balance, end of period..................     $(29.2)   $(23.5)

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out
(FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                            January 31   October 31  January 31
                               1997         1996        1996
  Raw materials and
    supplies..............    $  238      $  228      $  234
  Work-in-process.........       459         397         412
  Finished machines and
    parts.................     1,527       1,232       1,342
  Total FIFO value........     2,224       1,857       1,988
  Adjustment to LIFO
    basis.................     1,030       1,028       1,008
  Inventories.............    $1,194      $  829      $  980

(6) During the first three months of 1997, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes of $4 million. At January 31, 1997, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,137 million. At January 31, 1997, the Company's maximum exposure under all credit receivable recourse provisions was $194 million for all retail notes sold.

Certain foreign subsidiaries have pledged assets with a balance sheet value of $31 million as collateral for borrowings as of January 31, 1997.

At January 31, 1997, the Company had commitments of approximately
$95 million for construction and acquisition of property and equipment.

(7)  Dividends declared and paid on a per share basis were as follows:
                                               Three Months Ended
                                                   January 31
                                                1997      1996

     Dividends declared..........               $.20      $.20
     Dividends paid..............               $.20      $.20

(8)  Worldwide net sales and revenues and operating profit in millions of dollars follow:
                                     Three Months Ended
                                         January 31          %
                                      1997        1996    Change

  Net sales:
    Agricultural equipment.....     $1,273      $1,186     + 7
  Industrial equipment.........        461         443     + 4
  Commercial and consumer
    equipment..................        269         308     -13
      Total net sales..........      2,003       1,937     + 3
  Financial Services revenues..        354         347     + 2
  Other revenues...............         39          34     +15
        Total net sales and
          revenues.............     $2,396      $2,318     + 3

  United States and Canada:
    Equipment net sales.........    $1,415      $1,397     + 1
    Financial Services
      revenues.................        354         347     + 2
        Total..................      1,769       1,744     + 1
  Overseas net sales............       588         540     + 9
  Other revenues................        39          34     +15
        Total net sales and
          revenues..............    $2,396      $2,318     + 3

  Operating profit:
    Agricultural equipment......    $  195      $  148     +32
    Industrial equipment........        38          52     -27
    Commercial and consumer
      equipment.................         4          21     -81
    Equipment Operations........       237         221     + 7
    Financial Services*.........        68          75     - 9
        Total operating profit..       305         296     + 3
  Interest and corporate
    expenses-net................       (22)        (37)    -41
  Income taxes..................      (106)        (93)    +14
        Net income..............    $  177      $  166     + 6

* Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain Corporate expenses, except for the operating profit of Financial Services which includes the effect of interest expense.

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the three months ended January 31, 1997 and 1996 of 256,129,000 and 262,229,000,
respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights, contingent shares and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

(10) In December 1996, the Company granted options to employees for the purchase of 1,471,575 shares of common stock at an exercise price of $42.69 per share. At January 31, 1997, options for 7,633,762 shares were outstanding at option prices in a range of $12.25 to $47.36 per share and a weighted- average exercise price of $29.80 per share. A total of 14,767,056 shares remained available for the granting of future options.

(11) In December 1996, the Company granted 271,455 shares of restricted stock under the Company's restricted stock plans for key employees. The market value of the restricted stock at the time of grant totaled $11.6 million and was recorded as unamortized restricted stock compensation in a separate component of stockholders' equity. At January 31, 1997, 962,885 restricted shares were outstanding and 3,478,817 shares remained available for award under all restricted stock plans.

(12) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit matters and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(13) In the first quarter of 1997, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future cash flows from the use of the asset are less than the carrying amount, the asset must be written down to fair value. The adoption of this Statement had no effect on the Company's financial position or results of operations.

(14) In the first quarter of 1997, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement defines a new "fair value" method of accounting for stock-based compensation expense, and requires certain additional disclosures at year end for these plans. The Statement also allows the retention of the previous "intrinsic value" method of accounting for expense recognition under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company retained the intrinsic value method and, therefore, the new standard had no effect on the Company's financial position or results of operations.

(15) In the first quarter of 1997, the Company adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides the conditions for distinguishing sales of financial assets from secured borrowings and gives the criteria for recognizing extinguishments of liabilities. The adoption of this Statement had no effect on the Company's financial position or results of operations.

(16) In February 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock.
At the Company's discretion, repurchases of common stock are being made from time to time in the open market and through privately negotiated transactions. During the first quarter of 1997, the Company repurchased $67 million of common stock related to this program and $33 million for ongoing stock option and restricted stock plans. At January 31, 1997, the Company had repurchased a total of $267 million of common stock related to the stock repurchase program.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record first quarter worldwide net income of $176.7 million or $.69 per share compared with $166.2 million or $.63 per share in the first quarter of 1996. First quarter net income increased six percent, while net income per share increased 10 percent due to the Company's previously announced share repurchase program. The higher profits resulted from strong worldwide retail demand for the Company's products, especially new tractors and combines. Operating margins also improved, reflecting the results of the Company's continuous improvement and quality initiatives.

Worldwide net sales and revenues for the first quarter increased three percent to $2,396 million compared with $2,318 million for the first quarter of 1996. Net sales of agricultural, industrial and commercial and consumer equipment were $2,003 million for the quarter compared with $1,937 million last year, a gain of three percent. Export sales from the United States benefited from increased sales to the former Soviet Union and totaled $392 million for the quarter compared to $308 million for the same period last year. Overseas net sales and comparable physical volume of sales both increased approximately nine percent from last year's strong first quarter levels. Overall, the Company's comparable physical volume of sales to dealers (excluding the sales by the newly consolidated Mexican subsidiaries) was up slightly compared to last year.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $135.4 million for the first quarter compared with $116.1 million for the same period last year. Worldwide equipment operating profit increased to $237 million or 12 percent of net sales in the first quarter compared with $221 million or 11 percent of net sales last year. Worldwide agricultural equipment operating profit increased 32 percent to $195 million for the quarter compared with $148 million last year, reflecting higher sales volumes as well as improved operating margins, in both the Company's North American and overseas operations. Worldwide industrial equipment operating profit totaled $38 million, lower than last year's levels due to costs associated with growth initiatives. These costs included the continued development of new, more fuel-efficient engines, start-up expenses associated with the major engine facility in Torreon, Mexico and costs from the introduction of new industrial products. However, sales related to construction equipment products continued at strong levels in the first quarter. Worldwide commercial and consumer equipment operating profit totaled $4 million, down from last year's first quarter levels, reflecting a 13 percent decline in net sales primarily as a result of lower shipping activity associated with the Company's asset control efforts. These efforts include a program started during the fourth quarter of 1996, that focuses on providing products closer to the required customer delivery dates, thereby enabling the Company to reduce its level of asset investment. Overseas operating profit totaled $69 million, up 17 percent from last year, reflecting strong sales demand and improved operating efficiencies. Additional information on business segments is presented in Note 8 to the interim financial statements.

The Company's asset management initiatives continued to show excellent results with Equipment Operations' asset levels as a percent of the last 12 months net sales totaling 72 percent at the end of the first quarter of 1997 compared with 79 percent a year ago. Trade receivables and Company inventories totaled $4,211 million at January 31 compared with $4,357 million at the end of the same period last year.

Net income of the Company's credit operations was $32.9 million for the first quarter of 1997 compared to $34.5 million last year. The higher income from a larger average receivable and lease portfolio financed was more than offset by lower financing spreads and higher expenditures associated with several growth initiatives. Total revenues of the credit operations increased seven percent from $166 million in the first quarter of 1996 to $178 million in the first quarter of 1997. The average balance of receivables and leases financed was 14 percent higher than in the first three months of last year. Interest expense increased three percent compared with the first quarter of 1996 primarily as a result of an increase in average borrowings. The credit subsidiaries' consolidated ratio of earnings to fixed charges was
1.69 to 1 during the first three months this year compared with
1.73 to 1 in the comparable period of 1996.

Net income from insurance operations was $9.0 million in the first quarter of 1997 compared with $9.6 million last year, reflecting a small gain from the sale of the personal lines book of business last year. However, underwriting results improved in the first quarter of this year compared to last year. For the three-month period, insurance premiums decreased 13 percent in 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased 15 percent this year.

Net income from health care operations was $1.4 million in the first quarter of 1997 compared with $4.6 million last year. Although managed care membership grew by 19 percent from a year ago, earnings decreased this year primarily due to higher selling, administrative and general expenses associated with several new business initiatives and a higher medical cost ratio. Health care premiums and administrative services revenues increased 15 percent in the first three months of 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 22 percent this year.

Outlook

The Company's first quarter sales and revenues were in line with the Company's expectations and provide a solid base for strong full-year activity. The remainder of 1997 should benefit from a moderately growing domestic economy, healthy agricultural markets and generally high levels of farmer confidence. Additionally, improving dietary trends and rapid income growth in many developing nations continue to stimulate strong demand for farm commodities, resulting in the need for high levels of future plantings. Although grain and oilseed prices have declined from the historical highs experienced in early 1996, they remain at relatively good levels. Additionally, most domestic livestock producers have benefited from lower grain prices. In 1996, many United States farmers received substantial direct government payments provided by the new farm bill. These payments were unrelated to farm income and are expected to continue during 1997. Based on these factors, as well as continued strong overseas demand and excellent customer response to the many new and innovative products introduced last year, the Company expects 1997 to be another strong year for its agricultural equipment division.

Retail demand for industrial equipment should remain strong during 1997 as moderate economic growth and projected low inflation rates should result in relatively favorable mortgage rates and continued good housing demand this year. Additionally, commercial and consumer equipment industry volumes are projected to increase assuming sales recover from the weather related problems in 1996. Financial Services operations are also expected to remain at favorable levels, reflecting both the healthy demand for the Company's products and good economic conditions.

Based on this outlook, the 1997 planned comparable physical volume of sales has been increased and is now expected to be six percent higher than last year. Second quarter physical volume is also forecasted to increase, and is expected to be 12 percent higher than a year ago.

Overall, the outlook for the Company's businesses remains very positive. Although the Company is investing in numerous strategic growth opportunities throughout the world, its overall net sales and revenues and operating margins should continue at strong levels in response to its continuous improvement initiatives. Additionally, the Company's excellent worldwide dealer organization provides strong and critically important linkage to assist the Company in exceeding customers' expectations, while reinforcing its commitment to high levels of customer satisfaction. Based on these factors, the Company expects continued excellent operating performance during the remainder of 1997.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, industrial and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors described in the preceding sentence. During the spring, weather is especially important to equipment sales. Further information concerning the Company and its businesses, including factors that potentially could materially affect the company's financial results, is included in the Company's most recent annual report on Form 10-K as filed with the Securities and Exchange Commission.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company's
Equipment Operations, Financial Services operations and the consolidated totals.

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for trade receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external borrowing sources.

In the first quarter of 1997, negative cash flows from operating activities of $244 million resulted primarily from an increase in Company-owned inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and the reduction in trade and other receivables. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment and payment of dividends, were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings.

Negative cash flows from operating activities of $394 million in the first quarter of 1996 resulted from the normal seasonal increases in Company-owned inventories and trade receivables, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with payment of dividends, purchases of property and equipment, and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Net trade accounts and notes receivable, which largely represent dealers' inventories financed by the Company, decreased $136 million during the first quarter and $361 million compared to one year ago. North American agricultural, industrial and commercial and consumer equipment trade receivables decreased approximately $30 million, $190 million and $105 million, respectively, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $35 million lower than a year ago. The ratios of worldwide net trade accounts and note receivables to the last 12 months' net sales were 31 percent at January 31, 1997, 31 percent at October 31, 1996 and 37 percent at January 31, 1996. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was eight percent at January 31, 1997, eight percent at October 31, 1996 and nine percent at January 31, 1996.

Company-owned inventories at January 31, 1997 have increased by $365 million compared with the end of the previous fiscal year and $214 million compared to one year ago, reflecting a seasonal increase in the first quarter, increased production and sales volumes from a year ago, the commercial and consumer equipment division's program to provide products closer to required customer delivery dates (see page 10), consolidation of the Mexican subsidiaries in October 1996 and increased inventory in-transit due to equipment being shipped overseas.

Total interest-bearing debt of the Equipment Operations was $898 million at January 31, 1997 compared with $849 million at the end of fiscal year 1996 and $1,308 million at January 31, 1996. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 20 percent, 19 percent and 29 percent at January 31, 1997, October 31, 1996 and January 31, 1996, respectively.

Deere & Company retired $10 million of medium-term notes during the first quarter of 1997.

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

During the first quarter of 1997, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables. Cash provided from Financial Services operating activities was $66 million in the current quarter. Cash provided by financing activities totaled $231 million in 1997, resulting from a $251 million increase in total borrowings, which was partially offset by payment of a $20 million dividend to the Equipment Operations. Cash used for investing activities totaled $277 million in the current quarter, primarily due to the cost of financing receivables and leases acquired exceeding collections. Cash and cash equivalents increased $19 million during the first quarter.

In the first quarter of 1996, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables. Cash provided from Financial Services operating activities was $52 million in the first quarter of 1996. Cash provided by financing activities totaled $77 million in 1996, resulting from a $120 million increase in total borrowings, which was partially offset by payment of a $43 million dividend to the Equipment Operations. Cash used for investing activities totaled $155 million in 1996, primarily due to the cost of financing receivables acquired exceeding collections. Cash and cash equivalents decreased $26 million during the first quarter of last year.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first quarter and last 12 months, marketable securities have increased $9 million and $22 million, respectively, from the investment of the insurance operation's positive cash flows.

Financing receivables and leases increased by $290 million in the first quarter of 1997 and $827 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the last 12 months due to the cost of financing receivables and leases acquired exceeding collections, which was partially offset by the sale of retail notes during the same period. Total acquisitions of financing receivables and leases were 30 percent higher in the first quarter of 1997 compared with the same period last year. This significant increase resulted from increased acquisitions of retail notes, wholesale receivables, leases and revolving charge accounts. At January 31, 1997, the levels of retail notes, wholesale receivables, leases and revolving charge accounts were all higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $7,512 million at January 31, 1997 compared with $7,487 million at October 31, 1996 and $6,618 million at January 31, 1996. At January 31, 1997, the unpaid balance of all retail notes previously sold was $1,137 million compared with $1,390 million at October 31, 1996 and $1,051 million at January 31, 1996. Additional sales of retail notes are expected to be made in the future.

Total outside interest-bearing debt of the credit subsidiaries was $5,415 million at January 31, 1997 compared with $4,720 million at the end of fiscal year 1996 and $4,682 million at January 31, 1996. Total outside borrowings increased during the first quarter of 1997 and the past 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.5 to 1 at January 31, 1997 compared with 6.3 to 1 at October 31, 1996 and 6.2 to 1 at January 31, 1996.

The Capital Corporation issued $145 million of medium-term notes during the first quarter of 1997.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,434 million at January 31, 1997, $1,624 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,675 million.

Stockholders' equity was $3,574 million at January 31, 1997 compared with $3,557 million at October 31, 1996 and $3,227 million at January 31, 1996. The increase of $17 million in the first three months of 1997 resulted primarily from net income of $177 million, partially offset by an increase in common stock in treasury of $82 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $51 million, a $15 million change in the cumulative translation adjustment and a $10 million increase in unamortized restricted stock compensation.

The Board of Directors at its meeting on February 26, 1997 declared a quarterly dividend of 20 cents per share payable
May 1, 1997 to stockholders of record on March 31, 1997.



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

        (b)  Reports on Form 8-K

             Current Report on Form 8-K dated November 26, 1996
             (Item 7).




                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         DEERE & COMPANY



Date:  March 7, 1997     By  s/  Robert W. Lane
                             Robert W. Lane
                             Senior Vice President,
                             Principal Financial Officer
                             and Principal Accounting Officer






                        INDEX TO EXHIBITS


Number                                                       Page

  2             Not applicable                                 -

  3             Not applicable                                 -

  4             Not applicable                                 -

 10             Not applicable                                 -

 11             Computation of net income per share           20

 12             Computation of ratio of earnings to
                  fixed charges                               21

 15             Not applicable                                 -

 18             Not applicable                                 -

 19             Not applicable                                 -

 22             Not applicable                                 -

 23             Not applicable                                 -

 24             Not applicable                                 -

 27             Financial data schedule                       22

 99             Not applicable                                 -