Form 10-Q
period 1997-04-30
DEERE & CO
filed 1997-06-10
CIK 315189

27



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997

                   Commission file no: 1-4121
                    _________________________

                         DEERE & COMPANY

          Delaware                         36-2382580
(State of incorporation)       (IRS employer identification no.)

                         John Deere Road
                     Moline, Illinois 61265
            (Address of principal executive offices)

                Telephone Number:  (309) 765-8000
                ________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No

At April 30, 1997, 253,018,613 shares of common stock, $1 par value, of the registrant were outstanding.




                       Page 1 of 22 Pages
                   Index to Exhibits:  Page 19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
Three Months Ended April 30           Consolidated Subsidiaries)
Millions of dollars except            Three Months Ended April 30
per share amounts                            1997         1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment                     $3,107.6     $2,699.7
Finance and interest income                   205.7        185.1
Insurance and health care premiums            171.3        162.3
Investment income                              16.9         17.7
Other income                                   19.6         23.9
    Total                                   3,521.1      3,088.7

Costs and Expenses
Cost of goods sold                          2,319.4      2,045.0
Research and development expenses             106.6         97.1
Selling, administrative and
  general expenses                            335.7        282.3
Interest expense                              103.7        103.4
Insurance and health care
  claims and benefits                         127.7        125.3
Other operating expenses                       20.2         10.1
    Total                                   3,013.3      2,663.2

Income of Consolidated Group
  Before Income Taxes                         507.8        425.5
Provision for income taxes                    188.7        155.8
Income of Consolidated Group                  319.1        269.7

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                      (.3)
    Insurance
    Health care
    Other                                        .7          3.0
        Total                                    .4          3.0

Net Income                                 $  319.5     $  272.7

Net income per share, primary and
  fully diluted                            $   1.25     $   1.04

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                            EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME (Deere & Company with Financial
Three Months Ended April 30        Services on the Equity Basis)
Millions of dollars except           Three Months Ended April 30
  per share amounts                          1997         1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment                      $3,107.6     $2,699.7
Finance and interest income                     25.0         27.5
Insurance and health care premiums
Investment income
Other income                                     8.7          1.8
    Total                                    3,141.3      2,729.0

Costs and Expenses
Cost of goods sold                           2,322.0      2,051.0
Research and development expenses              106.6         97.1
Selling, administrative and
  general expenses                             242.2        201.9
Interest expense                                21.5         31.5
Insurance and health care claims and benefits
Other operating expenses                         3.4          2.4
    Total                                    2,695.7      2,383.9

Income of Consolidated Group
  Before Income Taxes                          445.6        345.1
Provision for income taxes                     167.0        127.8
Income of Consolidated Group                   278.6        217.3

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                      31.6         40.0
    Insurance                                    8.2          8.7
    Health care                                   .4          3.7
    Other                                         .7          3.0
        Total                                   40.9         55.4

Net Income                                  $  319.5     $  272.7



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                            FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except            Three Months Ended April 30
per share amounts                           1997         1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment
Finance and interest income                 $181.4         $160.2
Insurance and health care premiums           176.1          171.2
Investment income                             16.9           17.7
Other income                                  12.0           22.1
    Total                                    386.4          371.2

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
  general expenses                            95.3           82.4
Interest expense                              83.0           74.2
Insurance and health care claims
  and benefits                               129.2          126.6
Other operating expenses                      16.7            7.6
    Total                                    324.2          290.8

Income of Consolidated Group
  Before Income Taxes                         62.2           80.4
Provision for income taxes                    21.7           28.0
Income of Consolidated Group                  40.5           52.4

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                     (.3)
    Insurance
    Health care
    Other
        Total                                  (.3)

Net Income                                  $ 40.2         $ 52.4





DEERE & COMPANY                              CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME         (Deere & Company and
Six Months Ended April 30             Consolidated Subsidiaries)
Millions of dollars except             Six Months Ended April 30
per share amounts                           1997         1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment                     $5,110.2     $4,636.4
Finance and interest income                   398.2        365.3
Insurance and health care premiums            333.2        325.7
Investment income                              31.9         34.2
Other income                                   43.6         44.6
    Total                                   5,917.1      5,406.2

Costs and Expenses
Cost of goods sold                          3,849.0      3,546.2
Research and development expenses             193.0        177.1
Selling, administrative and
  general expenses                            597.6        520.7
Interest expense                              198.6        202.2
Insurance and health care
  claims and benefits                         251.5        252.6
Other operating expenses                       34.3         23.6
    Total                                   5,124.0      4,722.4

Income of Consolidated Group
  Before Income Taxes                         793.1        683.8
Provision for income taxes                    294.8        249.3
Income of Consolidated Group                  498.3        434.5

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                      (.8)
    Insurance
    Health care
    Other                                      (1.3)         4.4
        Total                                  (2.1)         4.4

Net Income                                 $  496.2     $  438.9

Net income per share, primary
  and fully diluted                        $   1.94     $   1.67


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                       EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME (Deere & Company with Financial
Six Months Ended April 30          Services on the Equity Basis)
Millions of dollars except           Six Months Ended April 30
  per share amounts                       1997         1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment                  $5,110.2     $4,636.4
Finance and interest income                 54.5         58.0
Insurance and health care premiums
Investment income
Other income                                20.5          7.5
    Total                                5,185.2      4,701.9

Costs and Expenses
Cost of goods sold                       3,857.7      3,558.7
Research and development expenses          193.0        177.1
Selling, administrative and
  general expenses                         425.6        369.4
Interest expense                            42.0         58.5
Insurance and health care
  claims and benefits
Other operating expenses                     3.9          9.3
    Total                                4,522.2      4,173.0

Income of Consolidated Group
  Before Income Taxes                      663.0        528.9
Provision for income taxes                 249.0        195.5
Income of Consolidated Group               414.0        333.4

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                  64.6         74.5
    Insurance                               17.1         18.2
    Health care                              1.8          8.4
    Other                                   (1.3)         4.4
        Total                               82.2        105.5

Net Income                              $  496.2     $  438.9

DEERE & COMPANY                           FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except             Six Months Ended April 30
  per share amounts                        1997            1996
(Unaudited)
Net Sales and Revenues
Net sales of equipment
Finance and interest income               $345.8          $311.6
Insurance and health care premiums         349.1           344.6
Investment income                           31.9            34.2
Other income                                25.1            38.4
    Total                                  751.9           728.8

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and
  general expenses                         178.4           157.7
Interest expense                           158.6           147.6
Insurance and health care
  claims and benefits                      254.4           254.4
Other operating expenses                    30.4            14.2
    Total                                  621.8           573.9

Income of Consolidated Group
  Before Income Taxes                      130.1           154.9
Provision for income taxes                  45.8            53.8
Income of Consolidated Group                84.3           101.1

Equity in Income (Loss) of Unconsolidated
    Subsidiaries and Affiliates
    Credit                                   (.8)
    Insurance
    Health care
    Other
        Total                                (.8)

Net Income                                $ 83.5          $101.1


DEERE & COMPANY                             CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET    (Deere & Company and
                                      Consolidated Subsidiaries)
                                    Apr 30     Oct 31     Apr 30
Millions of dollars                  1997       1996       1996
(Unaudited)
Assets
Cash and short-term
  investments                    $   267.6  $   291.5  $   278.1
Cash deposited with unconsolidated
  Cash and cash equivalents          267.6      291.5      278.1
Marketable securities                850.3      869.4      850.1
Receivables from unconsolidated
  subsidiaries and affiliates         26.3       13.1        8.8
Trade accounts and notes
  receivable - net                 3,639.6    3,152.7    3,830.7
Financing receivables - net        6,438.7    5,912.2    5,308.1
Other receivables                    411.0      549.6      504.6
Equipment on operating leases-net    564.9      429.8      320.5
Inventories                        1,289.8      828.9    1,066.7
Property and equipment - net       1,334.0    1,351.7    1,281.9
Investments in unconsolidated
  subsidiaries and affiliates        129.9      127.4      174.4
Intangible assets - net              278.8      285.9      321.3
Deferred income taxes                648.1      653.0      631.4
Other assets and deferred charges    193.5      187.5      177.7
  Total                          $16,072.5  $14,652.7  $14,754.3

Liabilities and Stockholders' Equity
Short-term borrowings            $ 4,257.7  $ 3,144.1  $ 3,619.9
Payables to unconsolidated
  subsidiaries and affiliates         49.0       27.6       32.3
Accounts payable and
  accrued expenses                 2,609.5    2,676.2    2,528.1
Insurance and health care
  claims and reserves                411.7      437.6      451.4
Accrued taxes                        160.4      132.4      101.7
Deferred income taxes                  9.8        9.4       16.3
Long-term borrowings               2,548.9    2,425.4    2,311.8
Retirement benefit accruals
  and other liabilities            2,312.9    2,242.8    2,349.9
    Total liabilities             12,359.9   11,095.5   11,411.4
Common stock, $1 par value
  (issued shares at April 30,
  1997 - 253,018,613 )             1,762.4    1,770.1    1,757.3
Retained earnings                  2,694.0    2,299.5    2,024.5
Minimum pension liability
  adjustment                        (235.4)    (235.4)    (300.4)
Cumulative translation adjustment    (48.8)     (14.0)     (19.6)
Unrealized gain on marketable
  securities                           6.2       14.0       12.3
Unamortized restricted stock
  compensation                       (19.8)     (11.1)     (11.3)
Common stock in treasury, at cost   (446.0)    (265.9)    (119.9)
    Total Stockholders' equity     3,712.6    3,557.2    3,342.9
       Total                     $16,072.5  $14,652.7  $14,754.3


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.


DEERE & COMPANY                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET   (Deere & Company with
                                       Financial Services on
                                         the Equity Basis)
                                   Apr 30     Oct 31      Apr 30
Millions of dollars (Unaudited)     1997       1996        1996
Assets
Cash and short-term
  investments                   $   66.6   $   80.0     $   77.1
Cash deposited with unconsoli-
  dated subsidiaries                57.7      544.8
    Cash and cash equivalents      124.3      624.8         77.1
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates      128.4      105.3         88.5
Trade accounts and notes
  receivable - net               3,639.6    3,152.7      3,830.7
Financing receivables - net         82.3      103.4         97.9
Other receivables                              56.6          7.3
Equipment on operating
  leases - net                     162.3      152.9        121.1
Inventories                      1,289.8      828.9      1,066.7
Property and equipment - net     1,283.7    1,301.3      1,233.6
Investments in unconsolidated
  subsidiaries and affiliates    1,448.1    1,445.3      1,450.0
Intangible assets - net            269.8      276.3        312.2
Deferred income taxes              592.7      603.2        576.8
Other assets and deferred
  charges                          126.9      117.4        110.6
    Total                       $9,147.9   $8,768.1     $8,972.5

Liabilities and Stockholders' Equity
Short-term borrowings           $  410.8   $  223.6     $  652.5
Payables to unconsolidated
  subsidiaries and affiliates       49.0       27.6         57.3
Accounts payable and accrued
  expenses                       1,923.0    1,975.1      1,786.6
Insurance and health care
  claims and reserves
Accrued taxes                      157.9      130.3         98.8
Deferred income taxes                9.5        9.4         16.3
Long-term borrowings               599.3      625.9        691.2
Retirement benefit accruals and
  other liabilities              2,285.8    2,219.0      2,326.9
    Total liabilities            5,435.3    5,210.9      5,629.6
Common stock, $1 par value
  (issued shares at April 30,
   1997 - 253,018,613 )          1,762.4    1,770.1      1,757.3
Retained earnings                2,694.0    2,299.5      2,024.5
Minimum pension liability
  adjustment                      (235.4)    (235.4)      (300.4)
Cumulative translation
  adjustment                       (48.8)     (14.0)       (19.6)
Unrealized gain on marketable
  securities                         6.2       14.0         12.3
Unamortized restricted stock
  compensation                     (19.8)     (11.1)       (11.3)
Common stock in treasury,
  at cost                         (446.0)    (265.9)      (119.9)
    Total Stockholders' equity   3,712.6    3,557.2      3,342.9
      Total                     $9,147.9   $8,768.1     $8,972.5


DEERE & COMPANY                               FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                   Apr 30     Oct 31     Apr 30
Millions of dollars  (Unaudited)    1997       1996       1996
Assets
Cash and short-term investments $ 201.0 $ 211.6 $ 201.0 Cash deposited with unconsoli-
  dated subsidiaries
    Cash and cash equivalents        201.0      211.6      201.0
Marketable securities                850.3      869.4      850.1
Receivables from unconsolidated
  subsidiaries and affiliates                               25.0
Trade accounts and notes
  receivable - net
Financing receivables - net        6,356.5    5,808.8    5,210.3
Other receivables                    411.0      492.9      498.3
Equipment on operating
  leases - net                       402.6      276.8      199.4
Inventories
Property and equipment - net          50.3       50.4       48.2
Investments in unconsolidated
  subsidiaries and affiliates          5.4        6.3
Intangible assets - net                9.0        9.7        9.1
Deferred income taxes                 55.4       49.7       54.5
Other assets and deferred charges     66.6       70.2       67.4
    Total                         $8,408.1   $7,845.8   $7,163.3

Liabilities and Stockholders' Equity
Short-term borrowings             $3,846.9   $2,920.6   $2,967.3
Payables to unconsolidated
  subsidiaries and affiliates        159.8      637.0       79.8
Accounts payable and accrued
  expenses                           686.5      701.1      742.5
Insurance and health care
  claims and reserves                411.7      437.6      451.4
Accrued taxes                          2.5        2.1        2.9
Deferred income taxes                   .3
Long-term borrowings               1,949.6    1,799.5    1,620.6
Retirement benefit accruals and
  other liabilities                   27.2       23.7       23.2
    Total liabilities              7,084.5    6,521.6    5,887.7
Common stock, $1 par value
  (issued shares at April 30,
   1997 - 253,018,613 )              209.4      209.4      209.4
Retained earnings                  1,113.9    1,103.2    1,057.5
Minimum pension liability adjustment
Cumulative translation adjustment     (5.9)      (2.4)      (3.6)
Unrealized gain on marketable
  securities                           6.2       14.0       12.3
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
    Total Stockholders' equity     1,323.6    1,324.2    1,275.6
       Total                      $8,408.1   $7,845.8   $7,163.3


DEERE & COMPANY                               CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED      (Deere & Company and
  CASH FLOWS                          Consolidated Subsidiaries)
Six Months Ended April 30              Six Months Ended April 30
                                            1997          1996
Millions of dollars  (Unaudited)
Cash Flows from Operating Activities
Net income                               $  496.2      $  438.9
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                     (660.3)       (787.6)
    Net cash provided by (used for)
      operating activities                 (164.1)       (348.7)

Cash Flows from Investing Activities
Collections and sales of financing
  receivables                             2,811.4       2,788.5
Proceeds from maturities and sales
  of marketable securities                   86.6          61.3
Cost of financing receivables acquired   (3,317.0)     (2,756.0)
Purchases of marketable securities          (78.7)        (68.2)
Purchases of property and equipment        (147.3)       (101.5)
Cost of operating leases acquired          (217.6)       (128.1)
Acquisitions of businesses                   (8.7)        (39.5)
Other                                        54.6          77.5
    Net cash used for investing activities (816.7)       (166.0)

Cash Flows from Financing Activities
Increase in short-term borrowings           849.1         600.0
Change in intercompany receivables/payables
Proceeds from long-term borrowings          455.0         175.0
Principal payments on long-term
  borrowings                                (39.0)       (156.8)
Proceeds from issuance of common stock       10.9          29.4
Repurchases of common stock                (212.1)       (112.1)
Dividends paid                             (102.8)       (104.9)
Other                                         (.6)          (.1)
    Net cash provided by (used for)
      financing activities                  960.5         430.5

Effect of Exchange Rate Changes on Cash      (3.6)         (1.4)

Net Decrease in Cash and Cash Equivalents   (23.9)        (85.6)
Cash and Cash Equivalents at Beginning
  of Period                                 291.5         363.7
Cash and Cash Equivalents at
  End of Period                          $  267.6      $  278.1


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.


DEERE & COMPANY                           EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED      (Deere & Company with
  CASH FLOWS                             Financial Services on
Six Months Ended April 30                  the Equity Basis)
                                       Six Months Ended April 30
Millions of dollars  (Unaudited)             1997         1996
Cash Flows from Operating Activities
Net income                                 $ 496.2      $ 438.9
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                      (707.3)      (799.8)
    Net cash provided by (used for)
      operating activities                  (211.1)      (360.9)

Cash Flows from Investing Activities
Collections and sales of financing
  receivables                                 30.5         30.3
Proceeds from maturities and sales
  of marketable securities
Cost of financing receivables acquired       (10.5)       (10.3)
Purchases of marketable securities
Purchases of property and equipment         (142.2)       (89.9)
Cost of operating leases acquired            (36.0)       (22.2)
Acquisitions of businesses                    (8.7)       (39.5)
Other                                         20.5        (20.7)
    Net cash used for investing activities  (146.4)      (152.3)

Cash Flows from Financing Activities
Increase in short-term borrowings            186.5        283.7
Change in intercompany
  receivables/payables                        (9.9)        (1.6)
Proceeds from long-term borrowings
Principal payments on long-term borrowings   (11.5)       (33.8)
Proceeds from issuance of common stock        10.9         29.4
Repurchases of common stock                 (212.1)      (112.1)
Dividends paid                              (102.8)      (104.9)
Other                                          (.6)         (.1)
    Net cash provided by (used for)
      financing activities                  (139.5)        60.6

Effect of Exchange Rate Changes on Cash       (3.5)        (1.4)

Net Decrease in Cash and Cash Equivalents   (500.5)      (454.0)
Cash and Cash Equivalents at Beginning
  of Period                                  624.8        531.1
Cash and Cash Equivalents at End
  of Period                                $ 124.3      $  77.1


DEERE & COMPANY                          FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
                                        Six Months Ended April 30
Millions of dollars (Unaudited)              1997          1996
Cash Flows from Operating Activities
Net income                               $    83.5    $   101.1
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                        36.3          9.0
    Net cash provided by (used for)
      operating activities                   119.8        110.1

Cash Flows from Investing Activities
Collections and sales of financing
  receivables                              2,780.9      2,758.2
Proceeds from maturities and sales of
  marketable securities                       86.6         61.3
Cost of financing receivables acquired    (3,306.5)    (2,745.7)
Purchases of marketable securities           (78.7)       (68.2)
Purchases of property and equipment           (5.1)       (11.6)
Cost of operating leases acquired           (181.5)      (105.9)
Acquisitions of businesses
Other                                         33.9         98.1
    Net cash used for investing activities  (670.4)       (13.8)

Cash Flows from Financing Activities
Increase in short-term borrowings            662.6        316.4
Change in intercompany
  receivables/payables                      (477.2)      (458.5)
Proceeds from long-term borrowings           455.0        175.0
Principal payments on long-term borrowings   (27.5)      (123.0)
Proceeds from issuance of common stock
Repurchases of common stock
Dividends paid                               (72.8)       (97.9)
Other
    Net cash provided by (used for)
      financing activities                   540.1       (188.0)

Effect of Exchange Rate Changes on Cash        (.1)

Net Decrease in Cash and Cash Equivalents    (10.6)       (91.7)
Cash and Cash Equivalents at Beginning
  of Period                                  211.6        292.7
Cash and Cash Equivalents at End
  of Period                              $   201.0     $  201.0


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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - These data include the Company's agricultural equipment, construction equipment (formerly known as industrial equipment) and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

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

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                            Three Months        Six Months
                               Ended               Ended
                              April 30            April 30
                           1997      1996      1997      1996

Balance, beginning
  of period              $2,425.2  $1,804.2  $2,299.5  $1,690.3
Net income                  319.5     272.7     496.2     438.9
Dividends declared          (50.7)    (52.4)   (101.7)   (104.7)
Balance, end of period   $2,694.0  $2,024.5  $2,694.0  $2,024.5







(4) An analysis of the cumulative translation adjustment in millions of dollars follows:

                             Three Months        Six Months
                                Ended               Ended
                              April 30            April 30
                            1997     1996       1997     1996
Balance, beginning
  of period                $(29.2)  $(23.5)    $(14.0)  $(11.6)
Translation adjustment      (16.8)     4.3      (29.2)    (7.1)
Income taxes applicable to
  translation adjustments    (2.8)     (.4)      (5.6)     (.9)
Balance, end of period     $(48.8)  $(19.6)    $(48.8)  $(19.6)

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                      Apr 30    Oct 31   Apr 30
                                        1997      1996     1996
Raw materials and supplies            $  237    $  228   $  222
Work-in-process                          467       397      425
Finished machines and parts            1,598     1,232    1,382
Total FIFO value                       2,302     1,857    2,029
Adjustment to LIFO basis               1,012     1,028      962
Inventories                           $1,290    $  829   $1,067

(6) During the first six months of 1997, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes of $29 million. At April 30, 1997, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $856 million. At April 30, 1997, the Company's maximum exposure under all credit receivable recourse provisions was $132 million for all retail notes sold.

Certain foreign subsidiaries have pledged assets with a balance sheet value of $29 million as collateral for bank borrowings as of April 30, 1997.

At April 30, 1997, the Company had commitments of approximately
$93 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                           Three Months Ended  Six Months Ended
                             April 30            April 30
                                          %                   %
                           1997   1996  Chng   1997   1996  Chng
Net sales:
  Agricultural equipment  $1,949 $1,639  +19  $3,221 $2,825  +14
  Construction equipment     591    515  +15   1,052    958  +10
  Commercial and consumer
    equipment                568    546  + 4     837    853  - 2
      Total net sales      3,108  2,700  +15   5,110  4,636  +10
Financial Services
  revenues                   381    360  + 6     735    708  + 4
Other revenues                32     28  +14      72     62  +16
      Total net sales
        and revenues      $3,521 $3,088  +14  $5,917 $5,406  + 9

United States and Canada:
  Equipment net sales     $2,221 $1,962  +13  $3,635 $3,358  + 8
  Financial Services
    revenues                 381    360  + 6     735    708  + 4
      Total                2,602  2,322  +12   4,370  4,066  + 7
Overseas net sales           887    738  +20   1,475  1,278  +15
Other revenues                32     28  +14      72     62  +16
      Total net sales
        and revenues      $3,521 $3,088  +14  $5,917 $5,406  + 9

Operating profit:
  Agricultural equipment  $  339 $  255  +33  $  534 $  403  +33
  Construction equipment      77     48  +60     115    100  +15
  Commercial and consumer
    equipment                 58     81  -28      62    102  -39
  Equipment Operations       474    384  +23     711    605  +18
  Financial Services*         62     80  -23     129    155  -17
      Total operating profit 536    464  +16     840    760  +11
Interest and corporate
  expenses-net               (28)   (35) -20     (49)   (72) -32
Income taxes                (189)  (156) +21    (295)  (249) +18
      Net income          $  319 $  273  +17  $  496 $  439  +13

* Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain
Corporate expenses, except for the operating profit of Financial
Services which includes the effect of interest expense.

(8)  Dividends declared and paid on a per share basis were as follows:
                                  Three Months    Six Months
                                     Ended         Ended
                                    April 30      April 30
                                   1997   1996   1997   1996

Dividends declared                 $.20   $.20   $.40   $.40
Dividends paid                     $.20   $.20   $.40   $.40

(9) The calculation of primary net income per share is based on the average number of shares outstanding during the six months ended April 30, 1997 and 1996 of 255,254,000 and 262,199,000,
respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights, contingent shares and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

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

(11) In February 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock. At the Company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. During the first six months of 1997, the Company repurchased $167 million of common stock related to this program and $45 million of common stock for ongoing stock option and restricted stock plans. At April 30, 1997, the Company had repurchased a total of $368 million (including commissions) of common stock related to the stock repurchase program.

(12) In the first quarter of 1997, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of this Statement had no effect on the Company's financial position or results of operations. In the first quarter of 1997, the Company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company retained the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, therefore, the new standard had no effect on the Company's financial position or results of operations. In the first quarter of 1997, the Company adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of this Statement had no effect on the Company's financial position or results of operations.

(13) In February 1997, the FASB issued Statement No. 128, Earnings per Share, which the Company will adopt in fiscal year 1998. This Statement will have no effect on the Company's primary net income per share and an insignificant effect on diluted net income per share.

(14) In February 1997, Deere & Company announced it would acquire the assets of Maschinenfabrik Kemper GmbH for approximately $35 million. Kemper is a leading European producer of specialized corn headers for self-propelled forage harvesters, based in Stadtlohn, Germany. In May 1997, Deere & Company also announced it has agreed to invest $13 million over the next few years to reach a 60 percent ownership interest in a combine factory in China. While the Company's combine technology has been licensed in China since the early 1980s, this is the first Deere & Company ownership interest in an agricultural equipment manufacturing operation in China.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record second quarter worldwide net income of $319.5 million or $1.25 per share for the quarter, an increase of 20 percent in earnings per share compared with $272.7 million or $1.04 per share in the second quarter of 1996. Net income for the first six months was $496.2 million or $1.94 per share compared with $438.9 million or $1.67 per share last year. The higher profits resulted from strong worldwide retail demand for the Company's products, especially tractors and combines. Operating margins also improved, reflecting the results of the Company's continuous improvement and quality initiatives. Net income for the first six months increased 13 percent compared with last year, while net income per share increased 16 percent due to the Company's previously announced share repurchase program.

Worldwide net sales and revenues for the second quarter increased 14 percent to $3,521 million and nine percent to $5,917 million for the first six months of 1997 compared with $3,088 million and $5,406 million, respectively, last year. Net sales of the agricultural, construction (formerly known as industrial), and commercial and consumer equipment divisions increased 15 percent to $3,108 million for the quarter and 10 percent to $5,110 million for the first six months compared with $2,700 million and $4,636 million, respectively, last year. Export sales from the United States continued to benefit from increased sales to the former Soviet Union and totaled $547 million for the quarter and $939 million year-to-date compared to $415 million and $723 million for the same periods last year. Overseas sales also increased, rising by 20 percent over last year's strong second quarter levels and 15 percent for the first six months compared with a year ago. Overseas physical volume of sales (excluding the sales by the newly consolidated Mexican subsidiaries) also increased 15 percent year-to-date compared with last year. Overall, the Company's physical volume of sales (excluding Mexico) increased eight percent for the first six months of 1997 compared to last year.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had income of $278.6 million for the second quarter and $414.0 million for the first six months compared with $217.3 million and $333.4 million for the same periods last year. Worldwide Equipment Operating profit increased to $474 million or 15 percent of net sales for the quarter and to $711 million or 14 percent of net sales for the first six months of 1997 compared with $384 million or 14 percent of net sales for the quarter and $605 million or 13 percent of net sales for the first six months of last year. Worldwide agricultural equipment operating profit increased 33 percent to $339 million for the quarter and also 33 percent to $534 million for the first six months compared with $255 million and $403 million, respectively, last year, reflecting higher production and sales volumes as well as improved operating margins in both the Company's North American and overseas operations. Worldwide construction equipment operating profit totaled $77 million in the quarter and $115 million year-to-date compared with $48 million and $100 million, respectively, last year, reflecting higher sales, lower sales incentive costs and improved operating efficiencies. Worldwide commercial and consumer equipment operating profit totaled $58 million for the quarter and $62 million year-to-date, down from last year's $81 million and $102 million, respectively. The quarterly decline was due primarily to higher growth expenditures and costs associated with the discontinuation of the electric-start string trimmer line in the quarter. Additionally, year-to-date results were affected by lower shipping activity associated with the Company's asset control efforts. These efforts include a program, started during the fourth quarter of 1996, that focuses on providing products closer to the required customer delivery dates, thereby enabling the Company to reduce its level of asset investment. As a result of this program, shipments to dealers for the remainder of 1997 should be at higher levels than last year. Overseas equipment operating profit totaled $112 million for the quarter and $181 million year-to-date, compared to $101 million and $160 million, respectively, a year ago, reflecting strong sales demand. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 76.0 percent in the second quarter of 1996 to 74.7 percent in the same period of this year. During the first six months of 1997, the ratio of cost of goods sold to net sales was 75.5 percent compared with 76.8 percent in the first half of last year. Additional information on business segments is presented in Note 7 to the interim financial statements.

The Company's asset management initiatives continued to show excellent results. Equipment Operations' assets at April 30, 1997 represented 76 percent of the last 12 months net sales compared with 82 percent a year ago. Trade receivables and Company inventories totaled $4,929 million at April 30 compared with $4,897 million at the end of the same period last year.

Net income of the Company's credit operations was $31.6 million in the second quarter of 1997 compared with $40.0 million in last year's second quarter. For the first six months of 1997, net income of these subsidiaries was $64.6 million compared with $74.5 million last year. The decreases in income resulted primarily from a gain from the sale of retail notes in the second quarter of 1996. Additionally, earnings were lower due to narrower financing spreads and higher expenditures associated with several growth initiatives, which were partially offset by higher income from a larger average receivable and lease portfolio financed. Total revenues of the credit operations increased 13 percent from $182 million in the second quarter of 1996 to $207 million in the current quarter and increased seven percent in the first half from $348 million last year to $371 million this year. The average balance of receivables and leases financed was 16 percent higher in the second quarter and 15 percent higher in the first six months of 1997 compared with the same periods last year. The resulting increase in average borrowings this year resulted in a 12 percent increase in interest expense in the current quarter and a seven percent increase in the first half of 1997 compared with 1996. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.59 to 1 for the second quarter this year compared with 1.83 to 1 in 1996. This ratio was 1.64 to 1 for the first six months this year compared with 1.78 to 1 in the comparable period of 1996.

Net income from insurance operations was $8.2 million in the second quarter of 1997 compared with $8.7 million last year. For the first six months, net income from these operations was $17.1 million this year compared with $18.2 million in 1996. The decreases in income were due to lower investment income in both periods this year and a small gain from the sale of the personal lines business in the first six months of last year. For the second quarter, insurance premiums decreased 13 percent in 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses also decreased 13 percent this year. For the six month period, insurance premiums decreased 13 percent in 1997, while total claims, benefits, and selling, administrative and general expense decreased 14 percent compared with last year.

Net income from health care operations was $.4 million in the second quarter of 1997 compared with $3.7 million last year. In the first six months, net income from these operations was $1.8 million this year compared with $8.4 million in 1996. Although managed care membership grew by 23 percent from a year ago, earnings decreased this year reflecting higher selling, administrative and general expenses associated with several business initiatives, higher claims activity and reduced margins on some governmental business. For the second quarter, health care premiums and administrative services revenues increased 19 percent in 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 25 percent this year. For the six month period, health care premiums and administrative services revenues increased 17 percent in 1997, while total claims, benefits, and selling, administrative and general expenses increased 24 percent compared with last year.

The various growth initiatives of the Financial Services operations should result in improvements in future periods.

Outlook

The Company's strong results for the first six months were in line with the Company's expectations for both the period and the full year. Despite some regional flooding in certain agricultural areas, the remainder of 1997 should benefit from a growing global economy, healthy agricultural markets and generally high levels of farmer confidence. Improving dietary trends and rapid income growth in many developing nations continue to stimulate strong demand for farm commodities, and grain and oilseed prices remain at relatively strong levels. Additionally, in 1996, many United States farmers received substantial direct government payments provided by the new farm bill and these payments, which were unrelated to commodity prices, are expected to continue during 1997. Based on these factors, as well as continued strong overseas demand and the excellent customer response to the many new and innovative products being introduced, the Company expects 1997 to be another strong year for the agricultural equipment division.

Industry retail demand for construction equipment is strong and is expected to remain at similar levels throughout 1997 as favorable economic growth, rising incomes and low inflation rates continue to result in good housing demand. Additionally, Deere retail demand is expected to benefit from sales of the recently announced new construction equipment models. Commercial and consumer equipment industry retail sales volumes increased compared with last year's levels, which were adversely impacted by a late spring selling season. Retail volumes for both the industry and Deere are expected to be at strong levels throughout the remainder of the year. Financial Services operations also are expected to remain at favorable levels, reflecting both the healthy demand for the Company's products and good economic conditions.

Based on this outlook, the 1997 planned comparable physical volume of sales to dealers has been increased and is now expected to be approximately eight percent higher than last year. Third quarter comparable physical volume of sales to dealers also has been increased, and is expected to be approximately 10 percent higher than a year ago.

Overall, the outlook for the Company's businesses remains very positive. Although the Company is investing in numerous strategic growth opportunities throughout the world, its overall net sales and revenues and operating margins continue at strong levels due to favorable market conditions and continuous improvement initiatives. Additionally, the Company's excellent worldwide dealer organization, which provides a strong and important link to the Company's customers, continues to effectively market and support its lines of quality products and assists the Company in attaining exceptionally high levels of customer satisfaction. In summary, industry demand for the Company's products remains strong, and the recent introductions of a wide array of exciting new products should promote market share growth in existing and new markets throughout the world. Based on these factors, the Company expects continued excellent operating performance during the remainder of 1997.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading as well as the sentence immediately preceding the "Outlook" section, which relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, construction and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors described in the preceding sentence. Dealers' retail sales of agricultural equipment are especially affected by the weather in the summer, while housing starts, which respond to interest rate fluctuations, are especially important to dealers' retail sales of construction equipment. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the

Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Negative cash flows from operating activities in the first six months of 1997 resulted primarily from the normal seasonal increases in dealer receivables and Company-owned inventories. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $211 million, along with cash required for repurchases of common stock, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings. Purchases of property and equipment have increased compared to last year, primarily due to construction of new facilities for the production of engines and commercial and consumer equipment.

In the first half of 1996, negative cash flows from operating activities resulted from the normal seasonal increases in dealer receivables and Company-owned inventories, and annual volume discount program payments made to dealers. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $361 million, along with repurchases of common stock, payment of dividends, purchases of property and equipment and acquisitions of businesses were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings.

Net trade accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $487 million since October 31, 1996 reflecting seasonal increases of new and used equipment in dealer inventories. Trade receivables have decreased $191 million compared to a year ago. The ratios of these receivables to the last 12 months net sales were 36 percent at April 30, 1997, 33 percent at October 31, 1996 and 41 percent at April 30, 1996. North American agricultural equipment dealer receivables have increased approximately $5 million compared to a year ago. Construction equipment dealer receivables and commercial and consumer equipment dealer receivables decreased approximately $125 million and $105 million, respectively, compared with the levels 12 months earlier. Total overseas dealer receivables were approximately $30 million higher than a year ago. The percentage of total worldwide dealer receivables outstanding for periods exceeding 12 months was seven percent at April 30, 1997, eight percent at October 31, 1996 and eight percent at April 30, 1996.

Company-owned inventories at April 30, 1997 have increased by $461 million compared with the end of the previous fiscal year and $223 million compared to one year ago, reflecting a normal seasonal increase in the first six months, increased sales and production volumes from a year ago, the commercial and consumer equipment division's program to provide products closer to required customer delivery dates, consolidation of the Mexican subsidiaries in October 1996 and increased inventory in-transit due to equipment being shipped overseas.

Total interest-bearing debt of the Equipment Operations was $1,010 million at April 30, 1997 compared with $850 million at the end of fiscal year 1996 and $1,344 million at April 30, 1996. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 21 percent, 19 percent and 29 percent at April 30, 1997, October 31, 1996 and April 30, 1996, respectively.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit subsidiaries periodically sell substantial amounts of retail notes. The insurance and health care subsidiaries generate their funds through internal operations and intercompany loans.

During the first six months of 1997, the aggregate cash provided from operating and financing activities were used for investing activities. Cash provided from Financial Services operating activities was $120 million in the first six months. Cash provided by financing activities totaled $540 million in 1997, representing a $613 million increase in total borrowings, partially offset by payment of a $73 million dividend to the Equipment Operations. Investing activities used $670 million of cash in the first six months of 1997, primarily due to acquisitions of credit receivables and leases exceeding collections by $707 million. Cash and cash equivalents decreased $11 million during the first half of 1997.

In the first six months of 1996, $110 million of cash provided from operating activities and $92 million of cash and cash equivalents were used for financing and investing activities. Cash used for financing activities totaled $188 million in 1996, representing a $90 million decrease in total borrowings and payment of a $98 million dividend to the Equipment Operations. Investing activities used $14 million of cash in the first six months of 1996, primarily due to the acquisitions of credit receivables and leases exceeding collections by $704 million, which was partially offset by $610 million of proceeds from the sale of retail notes.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first six months of 1997, marketable securities decreased $19 million primarily due to a dividend paid by the insurance operations to the Equipment Operations. Marketable securities are approximately equal to a year ago.

Financing receivables and leases increased by $674 million in the first six months of 1997 and increased by $1,349 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the first six months of 1997 due to acquisitions of financing receivables and leases exceeding collections. Total acquisitions of financing receivables and leases were 22 percent higher in the first six months of 1997 compared with the same period last year. This significant increase resulted mainly from increased acquisitions of retail notes, wholesale receivables, leases and revolving charge accounts. The increase in financing receivables and leases in the past 12 months was partially offset by the sale of receivables for proceeds of $379 million during the same period. The levels of retail notes, wholesale receivables, leases and revolving charge accounts were higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $7,615 million at April 30, 1997 compared with $7,487 million at October 31, 1996 and $6,744 million at April 30, 1996. At April 30, 1997, the unpaid balance of all retail notes previously sold was $856 million compared with $1,390 million at October 31, 1996 and $1,319 million at April 30, 1996. Additional sales of retail notes may be made in the future.

Total outside interest-bearing debt of the credit subsidiaries was $5,797 million at April 30, 1997 compared with $4,720 million at the end of fiscal year 1996 and $4,588 million at April 30, 1996. Total outside borrowings increased during the first six months of 1997 and the past 12 months, generally corresponding with the levels of the credit receivable and lease portfolio financed, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.8 to 1 at April 30, 1997 compared with
6.3 to 1 at October 31, 1996 and 5.7 to 1 at April 30, 1996.

During the first six months of 1997, the Capital Corporation issued $200 million of 6% notes due in 1999. Additionally, the Capital Corporation issued $255 million and retired $28 million of medium-term notes during the first six months of 1997.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,174 million at April 30, 1997, $1,143 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,500 million.

Stockholders' equity was $3,713 million at April 30, 1997 compared with $3,557 million at October 31, 1996 and $3,343 million at April 30, 1996. The increase of $156 million in the first six months of 1997 resulted primarily from net income of $496 million, partially offset by an increase in common stock in treasury of $180 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $102 million and a change in the cumulative translation adjustment of $35 million.

The Board of Directors at its meeting on May 28, 1997 declared a quarterly dividend of 20 cents per share payable August 1, 1997 to stockholders of record on June 30, 1997. The Company also announced that John R. Stafford, chairman, president and chief executive officer of American Home Products Corporation, has been elected to the Company's Board of Directors.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note (10) to the Interim Financial Statements.

Item 2.  Changes in Securities

         During the quarter, the Company issued 7,200 shares of restricted stock as compensation to the Company's nonemployee directors. These shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders held February 26, 1997, the following directors were elected for terms expiring at the annual meeting in 2000:

                                 Votes For      Votes Withheld

         Leonard A. Hadley      215,017,822        2,377,815
         Samuel C. Johnson      215,000,395        2,395,242
         Arthur L. Kelly        215,046,345        2,349,292
         William A. Schreyer    215,018,851        2,376,786

         Hans W. Becherer, Agustin Santamarina V., David H.
         Stowe, Jr. and John R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 1998.

         John R. Block, Regina E. Herzlinger and Arnold R. Weber continue to serve as directors of the Company for terms expiring at the annual meeting in 1999.

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

         (b)  Reports on Form 8-K

              Current Report on Form 8-K dated February 11, 1997
              (Item 7).






                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             DEERE & COMPANY



Date:  June 9, 1997          By  s/  Robert W. Lane
                                ----------------------
                                Robert W. Lane
                                Senior Vice President,
                                Principal Financial Officer
                                and Principal Accounting Officer






                        INDEX TO EXHIBITS

Exhibit                                             Page Number

 2    Not applicable                                      -

 3    Not applicable                                      -

 4    Not applicable                                      -

10    Not applicable                                      -

11    Computation of net income per share                26

12    Computation of ratio of earnings to
      fixed charges                                      27

15    Not applicable                                      -

18    Not applicable                                      -

19    Not applicable                                      -

22    Not applicable                                      -

23    Not applicable                                      -

24    Not applicable                                      -

27    Financial data schedule                            28

99    Not applicable                                      -