Form 10-Q
period 1997-07-31
DEERE & CO
filed 1997-09-04
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                    ------------------------

                            FORM 10-Q

                    ------------------------

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended July 31, 1997


                   --------------------------

                   Commission file no: 1-4121

                   --------------------------

                         DEERE & COMPANY


              Delaware                  36-2382580
   (State of incorporation)  (IRS employer identification no.)

                         John Deere Road
                     Moline, Illinois 61265
            (Address of principal executive offices)

                Telephone Number:  (309) 765-8000
                  ----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x        No

    At July 31, 1997, 252,111,455 shares of common stock, $1 par value, of the registrant were outstanding.

-----------------------------------------------------------------
                       Page 1 of 35 Pages.
                  Index to Exhibits:  Page 31.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME            (Deere & Company
Three Months Ended July 31             Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                 1997      1996
Net Sales and Revenues
Net sales of equipment                         $2,992.6  $2,516.1
Finance and interest income                       224.5     187.8
Insurance and health care premiums                166.6     160.8
Investment income                                  16.8      16.1
Other income                                       29.8      23.8
    Total                                       3,430.3   2,904.6

Costs and Expenses
Cost of goods sold                              2,311.5   1,958.3
Research and development expenses                  99.5      91.6
Selling, administrative and general
  expenses                                        335.3     297.8
Interest expense                                  111.0      99.5
Insurance and health care claims
  and benefits                                    155.6     121.0
Other operating expenses                           17.8      19.0
    Total                                       3,030.7   2,587.2

Income of Consolidated Group
  Before Income Taxes                             399.6     317.4
Provision for income taxes                        151.4     116.2
Income of Consolidated Group                      248.2     201.2
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          (.3)
    Insurance
    Health care
    Other                                           4.8       3.2
      Total                                         4.5       3.2

Net Income                                     $  252.7  $  204.4


Net income per share, primary and
  fully diluted                                $   1.00  $    .79


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
                                        Financial Services on the
Three Months Ended July 31                    Equity Basis)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                 1997      1996
Net Sales and Revenues
Net sales of equipment                         $2,992.6  $2,516.1
Finance and interest income                        26.7      26.5
Insurance and health care premiums
Investment income
Other income                                       12.7      11.5
    Total                                       3,032.0   2,554.1

Costs and Expenses
Cost of goods sold                              2,317.4   1,966.2
Research and development expenses                  99.5      91.6
Selling, administrative and general
  expenses                                        236.8     217.0
Interest expense                                   20.4      26.8
Insurance and health care claims
  and benefits
Other operating expenses                            (.3)      9.6
    Total                                       2,673.8   2,311.2

Income of Consolidated Group
  Before Income Taxes                             358.2     242.9
Provision for income taxes                        137.1      89.8
Income of Consolidated Group                      221.1     153.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                         41.6      35.3
    Insurance                                       6.6       8.0
    Health care                                   (21.4)      4.8
    Other                                           4.8       3.2
      Total                                        31.6      51.3

Net Income                                     $  252.7  $  204.4

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended July 31
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                  1997    1996
Net Sales and Revenues
Net sales of equipment
Finance and interest income                      $199.3  $161.9
Insurance and health care premiums                174.7   171.6
Investment income                                  16.8    16.1
Other income                                       18.0    13.4
    Total                                         408.8   363.0

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                         99.7    83.8
Interest expense                                   92.1    73.6
Insurance and health care claims
  and benefits                                    157.4   121.6
Other operating expenses                           18.1     9.4
    Total                                         367.3   288.4

Income of Consolidated Group
  Before Income Taxes                              41.5    74.6
Provision for income taxes                         14.4    26.5
Income of Consolidated Group                       27.1    48.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          (.3)
    Insurance
    Health care
    Other
      Total                                         (.3)

Net Income                                       $ 26.8  $ 48.1

DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
Nine Months Ended July 31              Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                         July 31
                                                 1997      1996
Net Sales and Revenues
Net sales of equipment                         $8,102.8  $7,152.4
Finance and interest income                       622.7     553.1
Insurance and health care premiums                499.8     486.5
Investment income                                  48.6      50.3
Other income                                       73.4      68.5
    Total                                       9,347.3   8,310.8

Costs and Expenses
Cost of goods sold                              6,160.5   5,504.5
Research and development expenses                 292.5     268.7
Selling, administrative and general
  expenses                                        932.8     818.5
Interest expense                                  309.5     301.7
Insurance and health care claims
  and benefits                                    407.1     373.6
Other operating expenses                           52.2      42.6
    Total                                       8,154.6   7,309.6

Income of Consolidated Group Before
  Income Taxes                                  1,192.7   1,001.2
Provision for income taxes                        446.3     365.4
Income of Consolidated Group                      746.4     635.8

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                         (1.1)
    Insurance
    Health care
    Other                                           3.5       7.6
      Total                                         2.4       7.6

Net Income                                      $ 748.8  $  643.4


Net income per share, primary and
  fully diluted                                 $  2.94  $   2.46


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                             EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME           (Deere & Company with
                                            Financial Services on
Nine Months Ended July 31                     the Equity Basis)
Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                         July 31
                                                 1997      1996
Net Sales and Revenues
Net sales of equipment                         $8,102.8  $7,152.4
Finance and interest income                        81.2      84.5
Insurance and health care premiums
Investment income
Other income                                       33.2      19.1
    Total                                       8,217.2   7,256.0

Costs and Expenses
Cost of goods sold                              6,175.1   5,524.9
Research and development expenses                 292.5     268.7
Selling, administrative and general
  expenses                                        662.4     586.4
Interest expense                                   62.4      85.4
Insurance and health care claims
  and benefits
Other operating expenses                            3.7      18.8
    Total                                       7,196.1   6,484.2

Income of Consolidated Group Before
  Income Taxes                                  1,021.1     771.8
Provision for income taxes                        386.0     285.2
Income of Consolidated Group                      635.1     486.6

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                        106.1     109.7
    Insurance                                      23.7      26.3
    Health care                                   (19.6)     13.2
    Other                                           3.5       7.6
      Total                                       113.7     156.8

Net Income                                      $ 748.8   $ 643.4

DEERE & COMPANY                               FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Nine Months Ended July 31
Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                          July 31
                                                 1997      1996
Net Sales and Revenues
Net sales of equipment
Finance and interest income                    $  545.1  $  473.4
Insurance and health care premiums                523.9     516.2
Investment income                                  48.6      50.3
Other income                                       43.1      51.9
    Total                                       1,160.7   1,091.8

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                        278.1     241.5
Interest expense                                  250.7     221.2
Insurance and health care claims
  and benefits                                    411.8     376.1
Other operating expenses                           48.5      23.6
    Total                                         989.1     862.4

Income of Consolidated Group Before
  Income Taxes                                    171.6     229.4
Provision for income taxes                         60.3      80.2
Income of Consolidated Group                      111.3     149.2

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                         (1.1)
    Insurance
    Health care
    Other
      Total                                        (1.1)

Net Income                                     $  110.2  $  149.2

DEERE & COMPANY                            CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company and
                                    Consolidated Subsidiaries)
                                  Jul 31     Oct 31     Jul 31
Millions of dollars (Unaudited)    1997       1996       1996

Assets

Cash and short-term investments $   250.1  $   291.5  $   301.2
Cash deposited with
  unconsolidated subsidiaries
Cash and cash equivalents           250.1      291.5      301.2
Marketable securities               868.1      869.4      848.2
Receivables from unconsolidated
  subsidiaries and affiliates        10.7       13.1       12.0
Trade accounts and notes
  receivable - net                3,512.7    3,152.7    3,503.7
Financing receivables - net       6,431.0    5,912.2    5,782.1
Other receivables                   438.0      549.6      485.1
Equipment on operating
  leases - net                      630.4      429.8      375.7
Inventories                       1,170.8      828.9      941.3
Property and equipment - net      1,365.8    1,351.7    1,275.9
Investments in unconsolidated
  subsidiaries and affiliates       138.5      127.4      160.4
Intangible assets - net             292.4      285.9      321.3
Deferred income taxes               643.3      653.0      634.2
Other assets and
  deferred charges                  198.3      187.5      174.8
    Total                       $15,950.1  $14,652.7  $14,815.9

Liabilities and Stockholders' Equity

Short-term borrowings           $ 3,796.6  $ 3,144.1  $ 3,958.0
Payables to unconsolidated
  subsidiaries and affiliates        44.3       27.6       25.0
Accounts payable and
  accrued expenses                2,619.0    2,676.2    2,477.3
Insurance and health care
  claims and reserves               413.7      437.6      447.5
Accrued taxes                       140.9      132.4       76.2
Deferred income taxes                10.3        9.4       15.9
Long-term borrowings              2,905.5    2,425.4    2,098.8
Retirement benefit accruals
  and other liabilities           2,175.9    2,242.8    2,320.6
    Total liabilities            12,106.2   11,095.5   11,419.3

Common stock, $1 par value
  (issued shares at
  July 31, 1997 - 263,849,303)    1,760.7    1,770.1    1,756.7
Retained earnings                 2,890.6    2,299.5    2,177.4
Minimum pension liability
  adjustment                       (235.4)    (235.4)    (300.4)
Cumulative translation adjustment   (62.2)     (14.0)     (13.1)
Unrealized gain on
  marketable securities              21.1       14.0        7.3
Unamortized restricted
  stock compensation                (21.5)     (11.1)     (11.2)
Common stock in treasury,
  at cost                          (509.4)    (265.9)    (220.1)
Stockholders' equity              3,843.9    3,557.2    3,396.6
    Total                       $15,950.1  $14,652.7  $14,815.9


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

DEERE & COMPANY                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company with
                                       Financial Services on
                                         the Equity Basis)

                                   Jul 31     Oct 31     Jul 31
Millions of dollars  (Unaudited)    1997       1996       1996

Assets

Cash and short-term investments $ 52.3 $ 80.0 $ 91.0 Cash deposited with unconsolidated
  subsidiaries                       123.6      544.8      134.2
Cash and cash equivalents            175.9      624.8      225.2
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates        132.0      105.3       25.9
Trade accounts and notes
  receivable - net                 3,512.7    3,152.7    3,503.7
Financing receivables - net           79.7      103.4       96.7
Other receivables                                56.6        8.0
Equipment on operating
  leases - net                       170.5      152.9      134.9
Inventories                        1,170.8      828.9      941.3
Property and equipment - net       1,317.2    1,301.3    1,227.2
Investments in unconsolidated
  subsidiaries and affiliates      1,476.4    1,445.3    1,463.2
Intangible assets - net              282.7      276.3      311.2
Deferred income taxes                593.3      603.2      576.7
Other assets and deferred charges    131.0      117.4      109.0
    Total                         $9,042.2   $8,768.1   $8,623.0

Liabilities and Stockholders' Equity

Short-term borrowings             $  401.5   $  223.6   $  358.7
Payables to unconsolidated
  subsidiaries and affiliates         44.3       27.6       25.3
Accounts payable and accrued
  expenses                         1,909.0    1,975.1    1,803.8
Insurance and health care
  claims and reserves
Accrued taxes                        134.8      130.3       72.4
Deferred income taxes                 10.0        9.4       15.9
Long-term borrowings                 551.8      625.9      653.1
Retirement benefit accruals
  and other liabilities            2,146.9    2,219.0    2,297.2
    Total liabilities              5,198.3    5,210.9    5,226.4

Common stock, $1 par value
  (issued shares at
  July 31, 1997 - 263,849,303)     1,760.7    1,770.1    1,756.7
Retained earnings                  2,890.6    2,299.5    2,177.4
Minimum pension liability
  adjustment                        (235.4)    (235.4)    (300.4)
Cumulative translation adjustment    (62.2)     (14.0)     (13.1)
Unrealized gain on marketable
  securities                          21.1       14.0        7.3
Unamortized restricted stock
  compensation                       (21.5)     (11.1)     (11.2)
Common stock in treasury, at cost   (509.4)    (265.9)    (220.1)
Stockholders' equity               3,843.9    3,557.2    3,396.6
    Total                         $9,042.2   $8,768.1   $8,623.0

DEERE & COMPANY                            FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                   Jul 31     Oct 31     Jul 31
Millions of dollars  (Unaudited)    1997       1996       1996

Assets

Cash and short-term investments   $  197.8   $  211.6   $  210.2
Cash deposited with
  unconsolidated subsidiaries
Cash and cash equivalents            197.8      211.6      210.2
Marketable securities                868.1      869.4      848.2
Receivables from unconsolidated
  subsidiaries and affiliates                                 .3
Trade accounts and notes
  receivable - net
Financing receivables - net        6,351.3    5,808.8    5,685.4
Other receivables                    438.0      492.9      478.0
Equipment on operating leases - net  459.9      276.8      240.8
Inventories
Property and equipment - net          48.6       50.4       48.7
Investments in unconsolidated
  subsidiaries and affiliates          8.5        6.3
Intangible assets - net                9.7        9.7       10.1
Deferred income taxes                 50.0       49.7       57.6
Other assets and deferred charges     67.3       70.2       65.8
    Total                         $8,499.2   $7,845.8   $7,645.1

Liabilities and Stockholders' Equity

Short-term borrowings             $3,395.1   $2,920.6   $3,599.3
Payables to unconsolidated
  subsidiaries and affiliates        245.0      637.0      148.1
Accounts payable and accrued
  expenses                           710.0      701.1      674.6
Insurance and health care
  claims and reserves                413.7      437.6      447.5
Accrued taxes                          6.1        2.1        3.7
Deferred income taxes                   .3
Long-term borrowings               2,353.7    1,799.5    1,445.7
Retirement benefit accruals
  and other liabilities               28.9       23.7       23.4
    Total liabilities              7,152.8    6,521.6    6,342.3

Common stock, $1 par value
  (issued shares at
  July 31, 1997 - 263,849,303)       238.4      209.4      209.4
Retained earnings                  1,091.6    1,103.2    1,090.7
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                          (4.7)      (2.4)      (4.6)
Unrealized gain on marketable
  securities                          21.1       14.0        7.3
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
Stockholders' equity               1,346.4    1,324.2    1,302.8
    Total                         $8,499.2   $7,845.8   $7,645.1

DEERE & COMPANY                                   CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS  (Deere & Company
                                                     and
Nine Months Ended July 31              Consolidated Subsidiaries)
                                        Nine Months Ended July 31
Millions of dollars (Unaudited)               1997       1996

Cash Flows from Operating Activities

Net income                                  $  748.8   $  643.4
Adjustments to reconcile net income to
  net cash provided by operating activities   (447.8)    (279.2)
    Net cash provided by
      operating activities                     301.0      364.2

Cash Flows from Investing Activities

Collections and sales of
  financing receivables                      4,468.4    3,810.4
Proceeds from maturities and
  sales of marketable securities               114.3       86.6
Cost of financing receivables acquired      (4,981.0)  (4,253.7)
Purchases of marketable securities            (102.9)     (99.0)
Purchases of property and equipment           (271.8)    (150.8)
Cost of operating leases acquired             (332.6)    (216.7)
Acquisitions of businesses                     (36.9)     (64.2)
Other                                           83.0       59.0
  Net cash used for investing activities    (1,059.5)    (828.4)

Cash Flows from Financing Activities

Increase in short-term borrowings              949.7      644.2
Change in intercompany receivables/payables
Proceeds from long-term borrowings             885.0      550.0
Principal payments on long-term borrowings    (678.5)    (450.0)
Proceeds from issuance of common stock          31.4       34.6
Repurchases of common stock                   (310.9)    (218.8)
Dividends paid                                (153.7)    (157.4)
Other                                            (.6)       (.1)
  Net cash provided by (used for)
    financing activities                       722.4      402.5

Effect of Exchange Rate Changes on Cash         (5.3)       (.8)

Net Decrease in Cash and Cash Equivalents      (41.4)     (62.5)
Cash and Cash Equivalents at
  Beginning of Period                          291.5      363.7
Cash and Cash Equivalents at End of Period  $  250.1   $  301.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the Consolidated" data.

DEERE & COMPANY                             EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Deere & Company
Nine Months Ended July 31                       with Financial
                                                 Services on
Millions of dollars  (Unaudited)               the Equity Basis)

                                              Nine Months Ended
                                                    July 31
                                                1997      1996

Cash Flows from Operating Activities

Net income                                     $ 748.8   $ 643.4
Adjustments to reconcile net income to net cash
  provided by operating activities              (535.9)   (360.9)
    Net cash provided by operating activities    212.9     282.5

Cash Flows from Investing Activities

Collections and sales of financing receivables    48.1      49.0
Proceeds from maturities and sales of
  marketable securities
Cost of financing receivables acquired           (24.4)    (26.2)
Purchases of marketable securities
Purchases of property and equipment             (264.7)   (136.2)
Cost of operating leases acquired                (63.9)    (51.5)
Acquisitions of businesses                       (33.2)    (64.2)
Other                                             25.3      30.4
  Net cash used for investing activities        (312.8)   (198.7)

Cash Flows from Financing Activities

Increase in short-term borrowings                220.1     220.2
Change in intercompany receivables/payables      (29.1)     39.6
Proceeds from long-term borrowings
Principal payments on long-term borrowings      (101.0)   (307.0)
Proceeds from issuance of common stock            31.4      34.6
Repurchases of common stock                     (310.9)   (218.8)
Dividends paid                                  (153.7)   (157.4)
Other                                              (.6)      (.1)
  Net cash provided by (used for)
    financing activities                        (343.8)   (388.9)

Effect of Exchange Rate Changes on Cash           (5.2)      (.8)

Net Decrease in Cash and Cash Equivalents       (448.9)   (305.9)
Cash and Cash Equivalents at
  Beginning of Period                            624.8     531.1
Cash and Cash Equivalents at End of Period     $ 175.9   $ 225.2

DEERE & COMPANY                                FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended July 31
                                               Nine Months Ended
Millions of dollars (Unaudited)                    July 31
                                              1997       1996
Cash Flows from Operating Activities

Net income                                  $  110.2   $  149.2
Adjustments to reconcile net income to
  net cash provided by operating activities     99.7       45.4
    Net cash provided by
      operating activities                     209.9      194.6

Cash Flows from Investing Activities

Collections and sales of
  financing receivables                      4,420.3    3,761.4
Proceeds from maturities and
  sales of marketable securities               114.3       86.6
Cost of financing receivables acquired      (4,956.6)  (4,227.5)
Purchases of marketable securities            (102.9)     (99.0)
Purchases of property and equipment             (7.2)     (14.6)
Cost of operating leases acquired             (268.8)    (165.2)
Acquisitions of businesses                      (3.7)
Other                                           28.9       28.5
  Net cash used for investing activities      (775.7)    (629.8)

Cash Flows from Financing Activities

Increase in short-term borrowings              729.6      423.9
Change in intercompany receivables/payables   (392.1)    (365.4)
Proceeds from long-term borrowings             885.0      550.0
Principal payments on long-term borrowings    (577.5)    (143.0)
Proceeds from issuance of common stock          29.0
Repurchases of common stock
Dividends paid                                (121.8)    (112.8)
Other
  Net cash provided by (used for)
    financing activities                       552.2      352.7

Effect of Exchange Rate Changes on Cash          (.2)

Net Decrease in Cash and Cash Equivalents      (13.8)     (82.5)
Cash and Cash Equivalents at
  Beginning of Period                          211.6      292.7
Cash and Cash Equivalents at End of Period   $ 197.8   $  210.2

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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - These data include the Company's agricultural equipment, construction equipment and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

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

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                             Three Months        Nine Months
                                Ended               Ended
                               July 31             July 31
Balance, beginning         1997      1996      1997      1996
  of period              $2,694.0   2,024.5  $2,299.5  $1,690.3
Net income                  252.7     204.4     748.8     643.4
Dividends declared          (50.6)    (51.5)   (152.2)   (156.3)
Other                        (5.5)               (5.5)
Balance, end of
  period)                $2,890.6  $2,177.4  $2,890.6  $2,177.4


(4) An analysis of the cumulative translation adjustment in millions of dollars follows:

                             Three Months        Nine Months
                                Ended               Ended
                               July 31             July 31
Balance, beginning         1997      1996      1997      1996
  of period                $(48.8)   $(19.6)   $(14.0)   $(11.6)
Translation adjustment      (13.5)      6.8     (42.7)      (.3)
Income taxes applicable
  to translation
    adjustments                .1       (.3)     (5.5)     (1.2)
Balance, end of period     $(62.2)   $(13.1)   $(62.2)   $(13.1)


(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                          Jul 31  Oct 31  Jul 31
                                           1997    1996    1996
Raw materials and supplies               $  215  $  228  $  208
Work-in-process                             441     397     403
Finished machines and parts               1,527   1,232   1,323
Total FIFO value                          2,183   1,857   1,934
Adjustment to LIFO basis                  1,012   1,028     993
Inventories                              $1,171  $  829  $  941

(6) During the first nine months of 1997, the Financial Services subsidiaries and the Equipment Operations received proceeds from the sale of retail notes of $565 million. At July 31, 1997, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries and the Equipment Operations was $1,288 million. At July 31, 1997, the Company's maximum exposure under all financing receivable recourse provisions was $157 million for all retail notes sold.

Certain foreign subsidiaries have pledged assets with a balance sheet value of $27 million as collateral for bank borrowings as of July 31, 1997. At July 31, 1997, the Company had commitments of approximately $173 million for construction and acquisition of property and equipment.

(7) Worldwide net sales and revenues and operating profit in millions of dollars follow:

                         Three Months Ended    Nine Months Ended
                            July 31      %        July 31     %
                         1997    1996   Chng   1997   1996   Chng
Net Sales:
Agricultural equipment  $1,907  $1,612  + 18  $5,128  $4,437  +16
Construction equipment     579     496  + 17   1,631   1,454  +12
Commercial and consumer
  equipment                507     408  + 24   1,344   1,261  + 7
    Total net sales      2,993   2,516  + 19   8,103   7,152  +13
Financial Services
  revenues                 400     352  + 14   1,135   1,059  + 7
Other revenues              37      37           109     100  + 9
Total net sales and
  revenues              $3,430  $2,905  + 18  $9,347  $8,311  +12

United States and Canada:
Equipment net sales     $2,113  $1,691  + 25  $5,748  $5,050  +14
Financial Services
  revenues                 400     352  + 14   1,135   1,059  + 7
    Total                2,513   2,043  + 23   6,883   6,109  +13
Overseas net sales         880     825  +  7   2,355   2,102  +12
Other revenues              37      37           109     100  + 9
Total net sales and
  revenues              $3,430  $2,905  + 18  $9,347  $8,311  +12

Operating profit*:
Agricultural equipment  $  279  $  216  + 29  $  813  $  619  +31
Construction equipment      60      53  + 13     175     153  +14
Commercial and consumer
  equipment                 45      15  +200     107     117  - 9
Equipment Operations       384     284  + 35   1,095     889  +23
Financial Services          41      75  - 45     171     229  -25
  Total operating profit   425     359  + 18   1,266   1,118  +13
Interest and corporate
  expenses-net             (21)    (39) - 46     (71)   (110) -35
Income taxes              (151)   (116) + 30    (446)   (365) +22
Net income              $  253  $  204  + 24  $  749  $  643  +16

* Operating profit is defined as income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses, except for the operating profit of Financial
Services which includes the effect of interest expense.

(8)  Dividends declared and paid on a per share basis were as follows:
                                    Three Months    Nine Months
                                        Ended           Ended
                                       July 31         July 31
                                    1997    1996    1997    1996

Dividends declared                  $.20    $.20    $.60    $.60
Dividends paid                      $.20    $.20    $.60    $.60


(9) The calculation of primary net income per share is based on the average number of shares outstanding during the nine months ended July 31, 1997 and 1996 of 254,530,000 and 261,341,000, respectively. The calculation of fully diluted net income per share recognizes the dilutive effect of the assumed exercise of stock options, stock appreciation rights, contingent shares and conversion of convertible debentures. The effect of the fully diluted calculation was immaterial.

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

(11) In February 1996, the Company announced its intention to repurchase up to $500 million of Deere & Company common stock.
At the Company's discretion, repurchases of common stock will be made from time to time in the open market and through privately negotiated transactions. During the first nine months of 1997, the Company repurchased $234 million of common stock related to this program and $77 million of common stock for ongoing stock option and restricted stock plans. At July 31, 1997, the Company had repurchased a total of $434 million (including commissions) of common stock related to the stock repurchase program.

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

(14) In May 1997, Deere & Company acquired the assets of Maschinenfabrik Kemper GmbH for $36 million. Kemper is a leading European producer of specialized corn headers for self-propelled forage harvesters, based in Stadtlohn, Germany. In May 1997, Deere & Company also agreed to invest $13 million over the next few years to reach a 60 percent ownership interest in a combine factory in China.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record third quarter worldwide net income of $252.7 million or $1.00 per share, an increase of 27 percent in earnings per share compared with $204.4 million or $.79 per share in the third quarter of 1996. Net income for the first nine months was $748.8 million or $2.94 per share compared with $643.4 million or $2.46 per share last year. The higher profits resulted from strong worldwide retail demand for the Company's products, especially tractors and combines. Operating margins also continued at historically strong levels, reflecting the results of the Company's continuous improvement and quality initiatives. Net income for the first nine months increased 16 percent compared with last year, while net income per share increased 20 percent due to the Company's previously announced share repurchase program.

Worldwide net sales and revenues increased 18 percent to $3,430 million for the third quarter and 12 percent to $9,347 million for the first nine months of 1997 compared with $2,905 million and $8,311 million, respectively, last year. Of these amounts, sales of agricultural, construction and commercial and consumer equipment were up 19 percent for the current quarter and 13 percent for the first nine months of 1997. International demand continued to be strong, with export sales from the United States totaling $585 million for the quarter and $1,524 million year-to-date compared to $495 million and $1,219 million for the same periods last year. Additionally, overseas sales also increased, rising by seven percent over last year's strong third quarter levels and 12 percent for the first nine months compared with a year ago. Overseas physical volume of sales (excluding the sales by the newly consolidated Mexican subsidiaries) increased 14 percent year-to-date compared with last year. Overall, the Company's physical volume of sales (excluding Mexico) increased 12 percent for the first nine months of 1997 compared to last year reflecting strong worldwide demand for our products, including shipments to the former Soviet Union.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had net income of $221.1 million for the third quarter and $635.1 million for the first nine months of 1997 compared with $153.1 million and $486.6 million for the same periods last year. Worldwide equipment operating profit increased to $384 million or 13 percent of net sales for the quarter and to $1,095 million or 14 percent of net sales for the first nine months of 1997 compared with $284 million or 11 percent of net sales for the quarter and $889 million or 12 percent of net sales for the first nine months of last year. Worldwide agricultural equipment operating profit increased 29 percent to $279 million for the quarter and 31 percent to $813 million for the first nine months compared with $216 million and $619 million, respectively, last year, reflecting higher production and sales volumes and improved operating efficiencies. Worldwide construction equipment operating profit totaled $60 million in the quarter and $175 million year-to-date compared with $53 million and $153 million, respectively, last year, reflecting higher sales and improved operating efficiencies, partially offset by start-up expenses primarily at the new Torreon engine facility. Worldwide commercial and consumer equipment operating profit totaled $45 million for the quarter and $107 million year-to-date compared with last year's $15 million and $117 million, respectively. The improvement in quarterly earnings was due primarily to higher shipments resulting from strong demand coupled with the impact from the division's continuing asset control program, which focuses on providing products closer to the required customer delivery dates. Year-to-date results were lower compared with last year reflecting higher growth expenditures and costs associated with the discontinuation of the electric start string trimmer line recorded during the second quarter of 1997, which were partially offset by higher sales volume. Overseas equipment operating profit totaled $109 million for the quarter and $290 million year-to-date compared to $104 million and $265 million, respectively, a year ago, reflecting continued strong sales demand. The ratio of cost of goods sold to net sales of the Equipment Operations decreased from 78.1 percent in the third quarter of 1996 to 77.4 percent in the same period of this year. During the first nine months of 1997, the ratio of cost of goods sold to net sales was 76.2 percent compared with 77.2 percent in the first nine months of last year. Additional information on business segments is presented in Note 7 to the interim financial statements.

The Company's asset management initiatives continued to show excellent results. Equipment Operations' assets at July 31, 1997 represented 70 percent of the last 12 months net sales compared with 76 percent a year ago. Trade receivables and Company inventories totaled $4,684 million at July 31 compared with $4,445 million at the end of the same period last year.

Net income of the Company's credit operations was $41.6 million in the third quarter of 1997 compared with $35.3 million in last year's third quarter. For the first nine months of 1997, net income of these subsidiaries was $106.1 million compared with $109.7 million last year. Third quarter earnings reflect higher income from a larger average receivable and lease portfolio and gains from the sale of retail notes. Year-to-date results decreased primarily due to narrower financing spreads, higher expenditures associated with several growth initiatives and lower securitization and servicing fee income, which were partially offset by higher income from the larger average portfolio. Total revenues of the credit operations increased 24 percent from $175 million in the third quarter of 1996 to $217 million in the current quarter and increased 12 percent in the first nine months from $523 million last year to $588 million this year. The average balance of receivables and leases financed was 22 percent higher in the third quarter and 17 percent higher in the first nine months of 1997 compared with the same periods last year.
The resulting increase in average borrowings this year resulted in a 24 percent increase in interest expense in the current quarter and a 13 percent increase in the first nine months of 1997 compared with 1996. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.71 to 1 for the third quarter this year compared with 1.74 to 1 for the same quarter in 1996. This ratio was 1.66 to 1 for the first nine months this year compared with 1.77 to 1 in the comparable period of 1996.

Net income from insurance operations was $6.6 million in the third quarter of 1997 compared with $8.0 million last year. For the first nine months, net income from these operations was $23.7 million this year compared with $26.3 million in 1996. The decreases in income were due to lower investment income in both periods this year, lower underwriting results in the third quarter of this year due to both assigned risk business assessments and less favorable loss experience, coupled with a small gain from the sale of the personal lines business in the first nine months of last year. For the third quarter, insurance premiums decreased five percent in 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased two percent this year. For the nine month period, insurance premiums decreased 11 percent in 1997, while total claims, benefits, and selling, administrative and general expense decreased 10 percent compared with last year.

The health care operations incurred a net loss of $21.4 million in the third quarter of 1997 compared with net income of $4.8 million last year. In the first nine months, the net loss from these operations was $19.6 million this year compared with net income of $13.2 million in 1996. Although managed care membership grew by 20 percent from a year ago, the losses this year reflect continuing higher claims costs, reduced margins on the health care insured business portfolio caused by highly competitive industry market conditions, a strengthening of health care claims reserves and higher selling, administrative and general expenses. Additionally, charges associated with the recently planned closure of two health care centers were recorded in the quarter. Despite these losses on external business, John Deere Health Care's efforts in controlling Deere's internal health care costs, the primary mission of these operations, remain on target with previous expectations and are expected to continue to provide Deere & Company with high quality health care at competitive costs. For the third quarter, health care premiums and administrative services revenues increased eight percent in 1997 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 58 percent this year. For the nine month period, health care premiums and administrative services revenues increased 14 percent in 1997, while total claims, benefits, and selling, administrative and general expenses increased 36 percent compared with last year.

Outlook

The Company's excellent financial results and the continued strong levels of demand for its products provide a solid base for future operations. Retail demand for 1997 is benefiting from a growing global economy, healthy agricultural markets and generally high levels of farmer confidence. Improving dietary trends and rapid income growth in many developing nations continue to stimulate strong demand for farm commodities.
Despite lower commodity prices compared to a year ago, this year's anticipated good harvests should bolster farm cash income. Additionally, substantial payments to farmers provided by the United States farm bill, which are unrelated to commodity prices, continue to promote solid agricultural cash flow to farmers. Based on these factors, as well as strong overseas demand and the excellent customer response to the many new and innovative products being introduced, the Company expects worldwide agricultural demand to remain at high levels throughout 1997.

Industry retail demand for construction equipment is strong and is expected to remain at current levels throughout the remainder of the year as favorable economic growth, rising incomes and low inflation rates continue to result in good housing demand. Additionally, Deere's retail demand is benefiting from sales of the recently introduced new construction equipment models. Commercial and consumer equipment industry retail sales volumes increased compared with last year's levels, which were unfavorably impacted by adverse weather during the spring selling season. Retail volumes for both the industry and Deere are expected to be at strong levels throughout the remainder of the year. The credit and insurance operations are expected to remain at good levels reflecting both the healthy demand for the Company's products and continued economic growth. Health care margins will continue to be under pressure due to the extremely competitive operating conditions in the market place.

Based on this outlook, the 1997 planned comparable physical volume of sales has been increased and is now expected to be approximately 11 percent higher than last year. Fourth quarter comparable planned physical volume of sales also has been increased, and is expected to be approximately eight percent higher than a year ago. Additionally, negotiations are currently underway on a new labor agreement which will replace the current agreement that expires October 1, 1997 covering all U.A.W. employees. It is premature to discuss these negotiations.

Overall, the outlook for the Company's businesses remains very positive. The Company's overall net sales and revenues continue to benefit from favorable market conditions and new product introductions. Although the Company is investing in numerous strategic growth opportunities, its operating margins are benefiting from continuous improvement initiatives.
Additionally, the Company's excellent worldwide dealer organization, which provides a strong and important link to its customers, continues to effectively market and support the Company's lines of quality products while assisting in attaining exceptionally high levels of customer satisfaction. In summary, industry demand for the Company's products remains strong, and the recent introductions of a wide array of exciting new products should promote market share growth in existing and new markets throughout the world. Based on these factors, the Company expects continued excellent operating performance.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading which relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, construction and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. The Company's outlook is based upon assumptions relating to the factors described in the preceding sentence. Factors and assumptions affecting current expectations for the Company's health care operations include competitive conditions in the industry, the Company's ability to respond to changes in government regulations, the Company's ability to control costs and the Company's strategies concerning growth, among other factors. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Positive cash flows from operating activities in the first nine months of 1997 resulted primarily from the record level of net income, and dividends received from the Financial Services operations, which were partially offset by normal seasonal increases in trade receivables and Company-owned inventories. The aggregate amount of these operating cash flows of $213 million, along with cash and cash equivalents at the beginning of the period and increased borrowings were used primarily for repurchases of common stock, purchases of property and equipment and payment of dividends. Purchases of property and equipment have increased compared to last year, primarily due to construction of new facilities for the production of engines and commercial and consumer equipment.

Positive cash flows from operating activities in the first nine months of 1996 resulted primarily from the record level of net income, and dividends received from Financial Services subsidiaries. Partially offsetting these positive operating cash flows were seasonal increases in dealer receivables and Company-owned inventories. The aggregate amount of these operating cash flows of $282 million, along with cash and cash equivalents at the beginning of the period were used primarily for repurchases of common stock, payment of dividends, purchases of property and equipment, acquisitions of businesses and a decrease in total borrowings.

Net trade accounts and notes receivable, which largely represent dealers' inventories financed by the Company, have increased $360 million since October 31, 1996 reflecting normal seasonal increases of new and used equipment in dealer inventories. However, trade receivables are approximately equal to a year ago. The ratios of these receivables to the last 12 months net sales were 33 percent at July 31, 1997, 33 percent at October 31, 1996 and 37 percent at July 31, 1996. North American agricultural equipment trade receivables increased approximately $80 million compared to a year ago. Construction equipment trade receivables and commercial and consumer equipment trade receivables decreased approximately $80 million and $10 million, respectively, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $10 million higher than a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was five percent at July 31, 1997, eight percent at October 31, 1996 and seven percent at July 31, 1996.

Company-owned inventories at July 31, 1997 increased by $342 million compared with the end of the previous fiscal year and $229 million compared to one year ago, reflecting a normal seasonal increase in the first nine months, increased sales and production volumes from a year ago, the commercial and consumer equipment division's program to provide products closer to required customer delivery dates and consolidation of the Mexican subsidiaries in October 1996.

Total interest-bearing debt of the Equipment Operations was $953 million at July 31, 1997 compared with $850 million at the end of fiscal year 1996 and $1,012 million at July 31, 1996. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 20 percent, 19 percent and 23 percent at July 31, 1997, October 31, 1996 and July 31, 1996,
respectively.

During the first nine month of 1997, Deere & Company retired $60 million of adjustable rate senior notes due in 2002 and $41 million of medium-term notes.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolio. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit subsidiaries periodically sell substantial amounts of retail notes. The insurance and health care subsidiaries generate their funds through internal operations and intercompany loans.

During the first nine months of 1997, the aggregate cash provided from operating and financing activities were used for investing activities. Cash provided from Financial Services operating activities was $210 million in the first nine months. Cash provided by financing activities totaled $552 million in 1997, primarily representing a $645 million increase in total borrowings, partially offset by a $122 million dividend to the Equipment Operations. Investing activities used $776 million of cash in the first nine months of 1997, primarily due to acquisitions of financing receivables and leases exceeding collections by $1,370 million, partially offset by $565 million of proceeds from the sale of retail notes. Cash and cash equivalents decreased $14 million during the first nine months of 1997.

In the first nine months of 1996, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from operating activities was $195 million in the first nine months. Financing activities provided $353 million in 1996, representing a $466 million increase in total borrowings, partially offset by a $113 million dividend to the Equipment Operations. Investing activities used $630 million of cash in the first nine months of 1996, primarily due to the acquisitions of financing receivables and leases exceeding collections by $1,254 million, partially offset by $623 million of proceeds from the sale of retail notes. Cash and cash equivalents decreased $83 million during the first nine months of 1996.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. Marketable securities at July 31, 1997 were approximately equal to October 31, 1996 and increased $20 million compared to a year ago. The increase from a year ago was primarily due to an increase in the unrealized gain on the portfolio.

Financing receivables and leases increased by $726 million in the first nine months of 1997 and increased by $885 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the first nine months of 1997 due to acquisitions of financing receivables and leases exceeding collections. Total acquisitions of financing receivables and leases were 19 percent higher in the first nine months of 1997 compared with the same period last year. This significant increase resulted from increased acquisitions of retail notes, wholesale receivables, leases and revolving charge accounts. The increase in financing receivables and leases in the past 12 months was partially offset by the sale of receivables for proceeds of $902 million during the same period. The levels of retail notes, wholesale receivables, leases and revolving charge accounts were higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $8,100 million at July 31, 1997 compared with $7,487 million at October 31, 1996 and $7,119 million at July 31, 1996. At July 31, 1997, the unpaid balance of all retail notes previously sold was $1,288 million compared with $1,390 million at October 31, 1996 and $1,181 million at July 31, 1996.

Total outside interest-bearing debt of the credit subsidiaries was $5,749 million at July 31, 1997 compared with $4,720 million at the end of fiscal year 1996 and $5,045 million at July 31, 1996. Total outside borrowings increased during the first nine months of 1997 and the past 12 months, generally corresponding with the levels of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in the amounts of payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.7 to 1 at July 31, 1997 compared with
6.3 to 1 at October 31, 1996 and 6.2 to 1 at July 31, 1996.

During the first nine months of 1997, the John Deere Capital Corporation issued $200 million of 6% notes and $200 million of 6.30% notes both due in 1999, and retired $100 million of 7.20% notes due in 1997. Additionally, the Capital Corporation issued $485 million and retired $478 million of medium-term notes during the first nine months of 1997.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,191 million at July 31, 1997, $1,062 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment for $3,500 million.

Stockholders' equity was $3,844 million at July 31, 1997 compared with $3,557 million at October 31, 1996 and $3,397 million at July 31, 1996. The increase of $287 million in the first nine months of 1997 resulted primarily from net income of $749 million, partially offset by an increase in common stock in treasury of $244 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $152 million and a change in the cumulative translation adjustment of $48 million.

The Board of Directors at its meeting on August 27, 1997 declared a quarterly dividend of 20 cents per share payable November 3, 1997 to stockholders of record on September 30, 1997.

                   PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note (10) to the Interim Financial Statements.

Item 2.    Changes in Securities

During the quarter, the Company issued 450 shares of restricted stock and 879 stock appreciation rights as compensation to the Company's nonemployee directors and employee's of affiliates. These shares and rights were not registered under the Securities Act of 1933 pursuant to an exemption from registration.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On August 26, 1997, Antonio Madero, chairman, president and chief executive officer of Sanluis Corporation S. A. de C. V., located in Mexico City, joined the Company's Board of Directors.

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

  (b)      Reports on Form 8-K

Current Report on Form 8-K dated May 13, 1997 (Item 7).

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 DEERE & COMPANY



Date:  September 4, 1997         By   s/  Robert W. Lane
                                      Robert W. Lane
                                      Senior Vice President,
                                      Principal Financial Officer
                                      and Principal Accounting
                                      Officer

                        INDEX TO EXHIBITS

Exhibit
Number                                                      Page

2       Not applicable                                        -

3       Not applicable                                        -

4       Not applicable                                        -

10      Not applicable                                        -

11      Computation of net income per share                  32

12      Computation of ratio of earnings to
        fixed charges                                        33

15      Not applicable                                        -

18      Not applicable                                        -

19      Not applicable                                        -

22      Not applicable                                        -

23      Not applicable                                        -

24      Not applicable                                        -

27      Financial data schedule                              35

99      Not applicable                                        -