Form 10-K405
period 1997-10-31
DEERE & CO
filed 1998-01-23
CIK 315189

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-K 405
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                            Commission file number 1-4121
                                   DEERE & COMPANY
                (Exact name of registrant as specified in its charter)


           DELAWARE                                         36-2382580
   (State of incorporation)                        (IRS Employer Identification
                                                               No.)
ONE JOHN DEERE PLACE, MOLINE,        61265                (309) 765-8000
          ILLINOIS                 (Zip Code)           (Telephone Number)
    (Address of principal
      executive offices)



                           SECURITIES REGISTERED PURSUANT
                            TO SECTION 12(b) OF THE ACT


 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH
                                            REGISTERED
 Common stock, $1 par value                 New York Stock Exchange
                                            Chicago Stock Exchange
                                            Frankfurt (Germany) Stock Exchange
 5-1/2% Convertible Subordinated
    Debentures Due 2001                     New York Stock Exchange
 8.95% Debentures Due 2019                  New York Stock Exchange
 8-1/2% Debentures Due 2022                 New York Stock Exchange



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

Yes    X         No
    -------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [   ]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1997 was $14,500,896,140. At December 31, 1997, 249,668,012 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 1998 are incorporated by reference in Part III.

PART I

ITEM 1.   BUSINESS.

PRODUCTS

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into six business segments.

     The worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full line of farm equipment -- including tractors; combine and cotton harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

     The worldwide CONSTRUCTION EQUIPMENT segment, formerly the worldwide industrial equipment segment, manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     The worldwide COMMERCIAL AND CONSUMER EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

     The CREDIT segment, which mainly operates in the United States and Canada, primarily finances sales and leases by John Deere dealers of new and used equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

     The INSURANCE segment issues policies in the United States primarily for general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of John Deere.

     The HEALTH CARE segment provides health management programs and related administrative services in the United States to John Deere and commercial clients.

John Deere's worldwide agricultural, construction and commercial and consumer equipment operations and subsidiaries are sometimes referred to as the "Equipment Operations." The credit, insurance and health care subsidiaries are sometimes referred to as "Financial Services."

The Company believes that its worldwide sales of agricultural equipment during recent years have been greater than those of any other business in its industry. It also believes that John Deere is an important provider of most of the types of construction equipment that it markets, and the leader in some size ranges. The Company also believes that it is the largest manufacturer of lawn and garden tractors and provides the broadest line of grounds care equipment in North America. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

MARKET CONDITIONS AND OUTLOOK

Worldwide demand for John Deere agricultural equipment remained at strong levels in 1997 as a result of favorable fundamentals in the farm economy. Increased acres planted and favorable weather conditions in major producing areas of North America resulted in historically high levels of production. However, strong domestic and export demand for grains and oilseeds are expected to hold carryover stocks relatively low. As a result, soybean prices have remained at favorable levels. Overseas demand for John Deere agricultural equipment also remained strong, reflecting good demand from the republics of the former Soviet Union and favorable market conditions in Latin America. Despite recent economic instability in the world's financial markets, current overall fundamentals are expected to remain favorable for farm equipment sales in 1998.

Construction equipment demand rose in 1997 due to low interest rates, moderate economic growth and low inflation, all of which should continue in 1998. These factors promoted high levels of consumer confidence and housing activity this past year. Housing starts for next year are expected to approximate this year's level and expenditures on highways and streets are anticipated to grow in 1998 when a new federal highway bill is passed. These favorable economic conditions should promote good construction equipment demand next year.

Sales of John Deere commercial and consumer equipment increased this year from the weather depressed levels of last year. With low unemployment rates, growing incomes, low interest rates, moderate economic growth and new product introductions, demand is anticipated to remain at favorable levels in 1998.

Results for credit operations are expected to improve as a result of the expected strong demand for the Company's products and favorable economic conditions. The insurance operations expect the competitive environment in commercial lines to intensify and operating returns to be lower in 1998. Although the health care operations should continue to face margin pressures and a very competitive environment, substantially improved results are expected for next year.

Based on these market conditions, John Deere's worldwide physical volume of sales is currently projected to increase by approximately 6 percent in 1998 compared to 1997. First quarter physical volumes are projected to be 15 percent higher than comparable levels in the first quarter of 1997.

Overall, the fundamentals of the Company's businesses remain favorable. Industry demand for the Company's products remains strong and operating margins are benefiting from continuous improvement initiatives. The Company's investment in the development of new products and markets should further its worldwide leadership position. Based on these factors and the Company's exceptional employees and dealer organization, another strong operating performance is expected next year.

1997 CONSOLIDATED RESULTS COMPARED WITH 1996

Deere & Company achieved record worldwide net income in 1997, totaling $960 million, or $3.78 per share, compared with last year's net income of $817 million, or $3.14 per share. The higher profit resulted from strong demand for the Company's products. Operating margins remained at strong levels as a result of the Company's continuous improvement and quality initiatives.

Worldwide net sales and revenues increased 14 percent to $12,791 million in 1997 compared with $11,229 million in 1996. Net sales of the Equipment Operations increased 15 percent in 1997 to $11,082 million from $9,640 million last year. International demand remained at strong levels, with export sales from the United States totaling $2,013 million for 1997 compared with $1,584 million last year. Overseas sales for the year also increased, rising by 11 percent compared with a year ago. Overall, the Company's worldwide physical volume of sales (excluding the sales of the newly consolidated Mexican subsidiaries) increased 15 percent for the year, reflecting the strong worldwide demand for the Company's products.

Finance and interest income increased 14 percent to $867 million in 1997 compared with $763 million last year, while insurance and health care premiums increased two percent to $668 million in the current year compared with $658 million in 1996.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $817 million in 1997 compared with $610 million in 1996. The worldwide ratio of cost of goods sold to net sales was 76.7 percent in 1997 compared with 77.7 percent last year. The Equipment Operations' ratio of year-end assets to net sales decreased from 71 percent in 1996 to 70 percent in 1997.

Net income of the Company's Financial Services operations in 1997 was $138 million compared with $197 million in 1996. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

EQUIPMENT OPERATIONS

AGRICULTURAL EQUIPMENT

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government payments. Sales are also influenced by general economic conditions, farm land prices, farmers' debt levels, interest rates, agricultural trends and the levels of costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

Innovations to machinery and technology also influence buying. Reduced tillage practices have been adopted by many farmers to control soil erosion and lower production costs. John Deere has responded to this shift by delivering leading edge planters, drills and tillage equipment. Additionally, the Company has developed a precision farming approach using advanced technology and satellite positioning that should enable farmers to better control input costs and yields and to improve environmental management.

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

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially acquisitions of short-line and specialty manufacturers by large integrated competitors, the competitive environment is undergoing significant change.

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of agricultural products are purchased from other manufacturers for resale by John Deere outside the United States and Canada, including three models of tractors sourced from a Czech manufacturer, six sourced from an affiliated manufacturer in Brazil, four sourced from a French manufacturer with John Deere engines and three models sourced from Italy.

CONSTRUCTION EQUIPMENT

The construction equipment industry is broadly defined as including construction, earthmoving and forestry equipment, as well as some materials handling equipment and a variety of machines for specialized construction applications, including uses in the mining industry. The Equipment Operations provide types and sizes of equipment that compete for approximately two-thirds of the estimated total United States market for all types and sizes of construction equipment (other than the market for cranes and specialized mining equipment). Retail sales of John Deere construction equipment are influenced by prevailing levels of residential, industrial and public construction and the condition of the forest products industry. Sales are also influenced by general economic conditions and the level of interest rates.

John Deere construction equipment falls into three broad categories: utility tractors and smaller earthmoving equipment, medium capacity construction and earthmoving equipment, and forestry machines. The Equipment Operations' construction equipment business began in the late 1940s with wheel and crawler tractors of a size and horsepower range similar to agricultural tractors, utilizing common components. Through the years, the Equipment Operations substantially increased production capacity for construction equipment, adding to the line larger machines such as crawler loaders and dozers, log skidders, motor graders, hydraulic excavators and four-wheel-drive loaders. These products incorporate technology and many major components similar to those used in agricultural equipment, including diesel engines, transmissions and sophisticated hydraulics and electronics. In addition to the construction equipment manufactured by the Equipment Operations, certain products are purchased from other manufacturers for resale by John Deere.

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and for the distribution of excavators in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of construction products manufactured by John Deere in the United States, including four-wheel-drive loaders and small crawler dozers, are distributed by Hitachi in Japan and other Far East markets.

The division has also taken a number of initiatives in the rental equipment market for construction machinery including specially designed rental programs for Deere dealers, expanded cooperation with major national equipment rental companies, such as Hertz, and direct participation in the rental market. In 1996, the Company acquired a minority ownership interest in Sunstate Equipment Corp., a regional rental company based in Phoenix, Arizona.

The Equipment Operations also manufacture and distribute diesel engines and drivetrain components both for use in John Deere products and for sale to other original equipment manufacturers.

COMMERCIAL AND CONSUMER EQUIPMENT

John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, skid steer loaders, front mowers, small utility vehicles, hand-held products such as chain saws, string trimmers and leaf blowers, and a broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

The division sells entry-level lawn tractors and walk-behind mowers under the name "Sabre by John Deere" in North America and under the name "Europro" in Europe. The division also sells consumer products under the Homelite and Green Machine brand names and sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name.

In addition to the equipment manufactured by the commercial and consumer division, certain products are purchased from other manufacturers for resale by John Deere.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $412 million, or 3.7 percent of net sales of equipment in 1997, and $370 million, or 3.8 percent in 1996.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 19 factory locations, which contain approximately
30.0 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, two to construction equipment, one to engines, one to hydraulics and power train components, eight to commercial and consumer equipment, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany and Mexico; agricultural equipment factories in France, Germany, Mexico and South Africa; engine factories in France, Mexico and Argentina; a component factory in Spain; an axle facility in Mexico; and two commercial and consumer facilities in Germany and the Netherlands. These overseas facilities contain approximately 7.9 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in Brazil, China, and the United States and a joint venture which builds construction excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

The Equipment Operations manufacture many of the components included in their products. The principal raw materials required for the manufacture of products are purchased from numerous suppliers. Although the Equipment Operations depend upon outside sources of supply for a substantial number of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for construction, agricultural and commercial and consumer equipment.

The physical volume of sales in 1997 (excluding the sales of the newly-consolidated Mexican subsidiaries) was 15 percent higher than in 1996. Although demand for certain key products is nearing production capacity, in general, capacity is adequate to satisfy anticipated retail demand.

The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at varying production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations continue to pursue improvements in manufacturing processes. Manufacturing activities judged not competitively advantageous for the Equipment Operations on a long-term basis are being shifted to outside suppliers, while many of those manufacturing activities that do offer long-term competitive advantages are being restructured. Improvements include the creation of flow-through manufacturing cells which reduce costs and inventories, increase quality and require less space, and the establishment of flexible assembly lines which can handle a wider product mix and deliver products at the times when dealers and customers demand them. Additionally, considerable effort is being directed to manufacturing cost reduction through product design, the introduction of advanced manufacturing technology and improvements in compensation incentives related to productivity and organizational structure. The Equipment Operations are also pursuing the sale to other companies of selected parts and components which can be manufactured and supplied to third parties on a competitive basis.

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $479 million in 1997 compared with $258 million in 1996 and $245 million in 1995. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $253 million, $253 million and $243 million, respectively. The Equipment Operations' capital expenditures for 1998 are currently estimated to approximate $430 million. The 1998 expenditures will be associated with new product and operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Future levels of capital expenditures will depend on business conditions.

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

MARKETING

In the United States and Canada, the Equipment Operations, excluding the Homelite and Green Machine product lines, distribute equipment and service parts through six agricultural equipment sales branches, one construction equipment sales and administration office and one commercial and consumer equipment sales and administration office (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3,400 dealer locations, all of which are independently owned except for one retail store owned and operated by the Company. Over 1,700 sell agricultural equipment, while over 400 sell construction equipment. Smaller construction equipment is sold by nearly all of the construction equipment dealers and larger construction equipment, forestry equipment and a line of light construction equipment are sold by most of these dealers. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction equipment dealers, and about 1,300 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite and Green Machine product lines are sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in five European countries, South Africa, Mexico, Argentina and Australia, by export sales branches in Europe and the United States, and by an associated company in Brazil. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, construction equipment is sold primarily by an export sales branch located in the United States.

WHOLESALE FINANCING

The Equipment Operations provide wholesale financing to dealers in the United States for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required, and interest is not charged for a substantial part of the period for which the inventories are financed. A security interest is retained in dealers' inventories, and periodic physical checks are made of dealers' inventories. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently are one to twelve months for agricultural tractors, one to five months for construction equipment, and two to 24 months for most other equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment, and on approved equipment from other manufacturers. A security interest is obtained in such equipment. Dealer defaults in recent years have not been significant.

In Canada, John Deere products (other than service parts and commercial and consumer equipment) in the possession of dealers are inventories of the Equipment Operations that are consigned to the dealers. Dealers are required to make deposits on consigned equipment remaining unsold after specified periods.

Sales to overseas dealers are made by the Equipment Operations' overseas and export sales branches and are, for the most part, financed by John Deere in a manner similar to that provided for sales to dealers in the United States and Canada, although maturities tend to be shorter overseas and a security interest is not always retained in the equipment sold.

Receivables from dealers, which largely represent dealer inventories, were $3.3 billion at October 31, 1997 compared with $3.2 billion at October 31, 1996 and $3.3 billion at October 31, 1995. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, were 30 percent,

33 percent and 37 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.6 billion at April 30, 1997 and $3.8 billion at April 30, 1996. Wholesale financing is also provided by the Company's credit segment. See "FINANCIAL
SERVICES--Credit Operations" below.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES, CANADA, MEXICO, AUSTRALIA, GERMANY AND THE UNITED KINGDOM. In the United States and Canada, the Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, construction and commercial and consumer equipment. The Company's credit subsidiaries include John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc., John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V., and John Deere Credit Limited-Australia), and John Deere Credit Inc. (collectively referred to as the Credit Companies). Deere & Company and John Deere Construction Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States and Mexico. John Deere Credit Inc. purchases and finances retail notes through John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. Certain subsidiaries of the Capital Corporation lease John Deere agricultural, construction and commercial and consumer equipment to retail customers in the United States and Mexico.

The credit subsidiaries also purchase and finance retail notes unrelated to John Deere, representing primarily recreational product notes acquired from independent dealers of recreational vehicles and from marine product mortgage service companies. The credit subsidiaries also finance and service unsecured revolving charge accounts through merchants in the agricultural and lawn and grounds care retail markets and, additionally, provide wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engine inventories and John Deere agricultural and John Deere construction equipment owned by dealers of those products. The credit subsidiaries intend to continue to seek additional volumes and types of non-Deere financing with the objective of broadening their base of business.

Retail notes acquired by the sales companies have been immediately sold to the Credit Companies. The Equipment Operations have been the Credit Companies' major source of business, but in some cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and construction equipment, 10 percent on lawn and grounds care equipment used for personal use, 10 percent for recreational vehicles and 20 percent for yachts. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

Retail leases are offered to equipment users in the United States and Mexico. A small number of leases are executed between Deere Credit, Inc. and units of local government. Leases are usually written for periods of one to six years, and in some cases contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and the Company's Canadian subsidiary, John Deere Limited.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1997 and 1996, the Capital Corporation's ratios were
1.64 to 1 and 1.75 to 1, respectively. Accordingly, no payments were made in 1997. The Company has also committed to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Capital Corporation or any of its direct or indirect subsidiaries. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 27 and 28.

OVERSEAS. John Deere Credit Limited, a joint venture, offers equipment financing products within the United Kingdom. John Deere Credit-Germany, a partnership, offers equipment financing within Germany. In addition, in October 1997, the Capital Corporation formed a subsidiary in Australia, John Deere Credit Limited, which will offer equipment financing products within Australia beginning in fiscal year 1998. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

INSURANCE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries. The insurance group's business focus is on marketing commercial property/casualty insurance services and coverages to selected market segments. Marketing efforts are directed through separate business units that specialize in a particular market segment. The Dealer Operations business unit insures dealership organizations in the United States, with primary focus on agricultural equipment, construction equipment and automobile dealerships. The Transportation business unit insures trucking operations, with primary focus on long-haul trucking firms. The Specialty Managers business unit provides insurance coverages for niche markets through contracted underwriting managers. Other specialty insurance business marketed through the different business units includes programs which provide insurance on equipment utilized in forestry, construction and agricultural operations, group accident and health insurance for employees of participating John Deere dealers and a small amount of long-term disability insurance for John Deere employees.

For additional financial information on insurance operations, see the material under the caption "Insurance Operations" on page 28.

HEALTH CARE

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which had been developed from efforts to control its own health care costs. John Deere Health Care currently provides health management programs and related administrative services, either directly, through its practice management division, or through its health maintenance organization subsidiaries, Heritage National Healthplan, Inc., John Deere Family Healthplan, Inc. and John Deere Healthplan of Georgia, Inc. for companies located in Illinois, Iowa, Wisconsin, Kentucky, Tennessee, Virginia and Georgia. At October 31, 1997, approximately 432,000 individuals were enrolled in these programs, of which approximately 68,400 were John Deere employees, retirees and their dependents.

For additional financial information on health care operations, see the material under the caption "Health Care Operations" on pages 28 and 29.

ENVIRONMENTAL MATTERS

The Company has been designated a potentially responsible party (PRP), in conjunction with other parties, in certain government actions associated with hazardous waste sites. As a PRP, the Company has been and will be required to pay a portion of the costs of evaluation and cleanup of these sites. The Company is also a defendant in private party cost recovery cases. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

EMPLOYEES

At October 31, 1997, John Deere had approximately 34,400 full-time employees, including approximately 24,900 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 45 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

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




 NAME, AGE AND OFFICE (AT DECEMBER 31, 1997),                        PRINCIPAL OCCUPATION DURING LAST FIVE YEARS OTHER
     AND YEAR ELECTED TO OFFICE                                           THAN OFFICE OF THE COMPANY CURRENTLY HELD
 Hans W. Becherer          62  Chairman                     1990     1990 and prior, President
 Bernard L. Hardiek        57  Division President           1995     1994-95 Executive Vice President;
                                                                          1994 and prior, Senior Vice President
 Ferdinand F. Korndorf     48  Division President           1995     1994-95 Senior Vice President; 1991-94 Vice President;
                                                                          1990 President of Deere-Hitachi
 Pierre E. Leroy           49  Division President           1996     1994-96 Senior Vice President; 1994 and prior, Vice
                                                                          President and Treasurer
 Michael P. Orr            50  Division President           1997     1997 and prior, President, John Deere Credit
 Joseph W. England         57  Senior Vice President        1981
 Robert W. Lane            48  Senior Vice President        1996     1995-96 Senior Vice President, Ag Division;
                                                                          1992-95 Director Latin America, the Far East,
                                                                               Australia and South Africa;
                                                                          1988-92 Vice President, Credit Operations
 John K. Lawson            57  Senior Vice President        1995     1995-96 Division President; 1992-95 Senior Vice
                                                                          President; 1992 and prior, Vice President
 Frank S. Cottrell         55  Vice President, Secretary    1993     1991-93, Secretary and General Counsel; 1991 and prior,
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

Deere & Company administrative offices, offices for insurance, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.0 million square feet of floor space and miscellaneous other facilities total 1.4 million square feet. John Deere also leases space in various locations totaling about 2.1 million square feet.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Quarterly Information and Dividend (Unaudited)" on page 43.

During the fourth quarter, the Company issued 299 shares of restricted stock as compensation to the Company's non-employee directors. These shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration.

ITEM 6.   SELECTED FINANCIAL DATA.

Financial Summary


 (Millions of dollars except per share amounts)                1997           1996           1995           1994           1993

 For the Year Ended October 31:
      Total net sales and revenues                         $   12,791     $   11,229     $   10,291     $   8,977      $   7,696
      Income before changes in accounting(1)               $      960     $      817     $      706     $     604      $     184
      Net income (loss)                                    $      960     $      817     $      706     $     604      $    (921)
      Income per share before changes in
           accounting - primary and fully diluted(1)(2)    $     3.78     $     3.14     $     2.71     $    2.34      $     .80
 Net income (loss) per share -
           primary and fully diluted(2)                    $     3.78     $     3.14     $     2.71     $    2.34      $   (3.97)
      Dividends declared per share(2)                      $      .80     $      .80     $      .75     $ .68-1/3      $ .66-2/3
 At October 31:
      Total assets                                         $   16,320     $   14,653     $   13,847     $  12,781     $   11,467
      Long-term borrowings                                 $    2,623     $    2,425     $    2,176     $   2,054     $    2,548

 (1)  In 1993, the Company adopted FASB Statements No. 106 and 112.
 (2)  Adjusted for a three-for-one stock split effective November 17, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 24 through 30.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information under "Management's Discussion and Analysis" on page 30, the "Financial Instruments" note on page 42 and the supplementary data under "Financial Instrument Risk Information" on page 43.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 18 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 16, 1998 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office", is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant". Information required under Item 405 of Regulation S-K is incorporated herein by reference from the proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions "Compensation of Executive Officers" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The information on the security ownership of a certain beneficial owner in the proxy statement under the caption "Principal Holders of Voting Securities" is incorporated herein by reference.

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

(c)  CHANGE IN CONTROL.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
                                                                          PAGE
(a) (1)   FINANCIAL STATEMENTS

     Statement of Consolidated Income for the years ended
     October 31, 1997, 1996 and 1995                                       18

     Consolidated Balance Sheet, October 31, 1997 and 1996                 20

     Statement of Consolidated Cash Flows for the years ended
     October 31, 1997, 1996 and 1995                                       22

     Notes to Consolidated Financial Statements                            31

(a) (2)   SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

     Schedule II - Valuation and Qualifying Accounts for the years ended
     October 31, 1997, 1996 and 1995                                       48

(a) (3)   EXHIBITS

     SEE THE "INDEX TO EXHIBITS" ON PAGES 49 AND 50 OF THIS REPORT.

     Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)  REPORTS ON FORM 8-K.

     Current report on Form 8-K dated August 12, 1997 (Item 7).

     FINANCIAL STATEMENT SCHEDULES OMITTED

     The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

                       (THIS PAGE INTENTIONALLY LEFT BLANK.)

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

                                                                           CONSOLIDATED
                                                        (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
                                                        -----------------------------------------------
                                                                     YEAR ENDED OCTOBER 31
                                                              -------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)               1997           1996         1995
-------------------------------------------------             ---------     ---------     ---------
NET SALES AND REVENUES
Net sales of equipment...................................     $11,081.7     $ 9,640.0     $ 8,830.2
Finance and interest income..............................         867.4         763.4         660.4
Insurance and health care premiums.......................         668.1         658.1         627.6
Investment income .......................................          67.2          66.2          95.4
Other Income.............................................         107.0         101.7          76.9
                                                              ---------     ---------     ---------
  Total..................................................      12,791.4      11,229.4      10,290.5
                                                              ---------     ---------     ---------
COSTS AND EXPENSES
Cost of goods sold.......................................       8,481.1       7,460.2       6,922.1
Research and development expenses .......................         412.3         370.3         327.4
Selling, administrative and general expenses.............       1,320.7       1,146.6       1,001.4
Interest expense.........................................         422.2         402.2         392.4
Insurance and health care claims and benefits ...........         554.0         502.1         499.2
Other operating expenses.................................          94.0          61.4          55.3
                                                              ---------     ---------     ---------
  Total..................................................      11,284.3       9,942.8       9,197.8
                                                              ---------     ---------     ---------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES.........       1,507.1       1,286.6       1,092.7
Provision for income taxes ..............................         550.9         479.8         397.8
                                                              ---------     ---------     ---------
INCOME OF CONSOLIDATED GROUP.............................         956.2         806.8         694.9
                                                              ---------     ---------     ---------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES AND AFFILIATES
Credit ..................................................          (1.4)
Insurance................................................                                        .7
Health care..............................................
Other....................................................           5.3          10.5          10.5
                                                              ---------     ---------     ---------
  Total..................................................           3.9          10.5          11.2
                                                              ---------     ---------     ---------
NET INCOME...............................................       $ 960.1       $ 817.3       $ 706.1
                                                              =========     =========     =========
PER SHARE DATA
Net income per share, primary and fully diluted .........        $ 3.78        $ 3.14        $ 2.71
Dividends declared.......................................         $ .80         $ .80         $ .75

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, construction equipment and commercial and consumer equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

                                                                   EQUIPMENT OPERATIONS           FINANCIAL SERVICES
                                                             (DEERE & COMPANY WITH FINANCIAL
                                                              SERVICES ON THE EQUITY BASIS)
                                                            -------------------------------   -------------------------------
                                                                  YEAR ENDED OCTOBER 31          YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)              1997       1996       1995       1997     1996     1995
------------------------------------------------            ---------  ---------  ---------   -------  -------  -------
NET SALES AND REVENUES
Net sales of equipment...................................   $11,081.7  $ 9,640.0  $ 8,830.2
Finance and interest income..............................       114.8      120.5      105.3   $ 757.6  $ 648.5  $ 561.2
Insurance and health care premiums.......................                                       697.2    690.6    674.6
Investment income .......................................                                        67.2     66.2     95.4
Other Income.............................................        47.6       28.8       28.4      63.1     76.2     52.0
                                                            ---------  ---------  ---------   -------  -------  -------
  Total..................................................    11,244.1    9,789.3    8,963.9   1,585.1  1,481.5  1,383.2
                                                            ---------  ---------  ---------   -------  -------  -------
COSTS AND EXPENSES
Cost of goods sold.......................................     8,499.3    7,486.1    6,943.8
Research and development expenses .......................       412.3      370.3      327.4
Selling, administrative and general expenses.............       940.3      817.7      707.7     388.9    337.1    305.9
Interest expense.........................................        80.8      107.4      126.7     346.4    300.3    271.7
Insurance and health care claims and benefits ...........                                       560.2    503.8    515.6
Other operating expenses.................................        19.5       24.3       25.5      74.4     37.1     30.0
                                                            ---------  ---------  ---------   -------  -------  -------
  Total..................................................     9,952.2    8,805.8    8,131.1   1,369.9  1,178.3  1,123.2
                                                            ---------  ---------  ---------   -------  -------  -------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES.........     1,291.9      983.5      832.8     215.2    303.2    260.0
Provision for income taxes ..............................       475.2      373.5      303.8      75.7    106.4     94.1
                                                            ---------  ---------  ---------   -------  -------  -------
INCOME OF CONSOLIDATED GROUP.............................       816.7      610.0      529.0     139.5    196.8    165.9
                                                            ---------  ---------  ---------   -------  -------  -------
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARIES
   AND AFFILIATES
Credit ..................................................       147.2      146.6      120.9      (1.4)
Insurance................................................        29.6       32.7       29.4                          .7
Health care..............................................       (38.7)      17.5       16.3
Other....................................................         5.3       10.5       10.5
                                                            ---------  ---------  ---------   -------  -------  -------
  Total..................................................       143.4      207.3      177.1      (1.4)               .7
                                                            ---------  ---------  ---------   -------  -------  -------
NET INCOME...............................................   $   960.1  $   817.3  $   706.1   $ 138.1  $ 196.8  $ 166.6
                                                            =========  =========  =========   =======  =======  =======
PER SHARE DATA
Net income per share, primary and fully diluted .........
Dividends declared.......................................

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agricultural equipment, construction equipment and commercial and consumer equipment operations. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET

                                                                                                       CONSOLIDATED
                                                                                    (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
                                                                                    -----------------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                                                       OCTOBER 31
ASSETS                                                                                         1997                    1996
-------------------------------------------------                                           ---------               ---------
Cash and short-term investments.................................................            $   330.0               $   291.5
Cash deposited with unconsolidated subsidiaries.................................
                                                                                            ---------               ---------
   Cash and cash equivalents ...................................................                330.0                   291.5
Marketable securities ..........................................................                819.6                   869.4
Receivables from unconsolidated subsidiaries and affiliates ....................                 14.6                    13.1
Trade accounts and notes receivable - net ......................................              3,333.8                 3,152.7
Financing receivables - net ....................................................              6,404.7                 5,912.2
Other receivables...............................................................                412.7                   549.6
Equipment on operating leases - net.............................................                774.6                   429.8
Inventories.....................................................................              1,072.7                   828.9
Property and equipment - net ...................................................              1,524.1                 1,351.7
Investments in unconsolidated subsidiaries and affiliates ......................                149.9                   127.4
Intangible assets - net ........................................................                157.8                   285.9
Prepaid pension costs ..........................................................                592.9                    30.9
Other assets....................................................................                107.2                    75.6
Deferred income taxes...........................................................                543.6                   653.0
Deferred charges................................................................                 81.6                    81.0
                                                                                            ---------               ---------
Total ..........................................................................            $16,319.8               $14,652.7
                                                                                            =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term borrowings...........................................................            $ 3,774.6               $ 3,144.1
Payables to unconsolidated subsidiaries and affiliates..........................                 48.7                    27.6
Accounts payable and accrued expenses ..........................................              2,839.7                 2,676.2
Insurance and health care claims and reserves...................................                414.7                   437.6
Accrued taxes ..................................................................                117.5                   132.4
Deferred income taxes...........................................................                 21.4                     9.4
Long-term borrowings............................................................              2,622.8                 2,425.4
Retirement benefit accruals and other liabilities ..............................              2,333.2                 2,242.8
                                                                                            ---------               ---------
   Total liabilities ...........................................................             12,172.6                11,095.5
                                                                                            ---------               ---------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares;
issued - 263,849,303 shares in 1997 and 263,833,099 shares in 1996),
   at stated value..............................................................              1,778.5                 1,770.1
Retained earnings...............................................................              3,048.4                 2,299.5
Minimum pension liability adjustment............................................                (14.0)                 (235.4)
Cumulative translation adjustment ..............................................                (57.4)                  (14.0)
Unrealized gain on marketable securities........................................                 22.2                    14.0
Unamortized restricted stock compensation.......................................                (17.4)                  (11.1)
Common stock in treasury,13,556,164 shares in 1997 and 6,567,007 shares
  in 1996, at cost .............................................................               (613.1)                 (265.9)
   Total stockholders' equity...................................................              4,147.2                 3,557.2
                                                                                            ---------               ---------
Total ..........................................................................            $16,319.8               $14,652.7
                                                                                            =========               =========
---------------------
The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations"
(Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and
"Financial Services" have been eliminated to arrive at the "Consolidated"
data.

The information on pages 24 through 43 is an integral part of this statement.


                                                                            EQUIPMENT OPERATIONS            FINANCIAL SERVICES
                                                                          (DEERE & COMPANY WITH FINANCIAL
                                                                          SERVICES ON THE EQUITY BASIS)
                                                                          -------------------------------   ------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                                OCTOBER 31                     OCTOBER 31
ASSETS                                                                        1997       1996               1997          1996
------------------------------------------------                          -------------------------------   ------------------
Cash and short-term investments.........................................    $  61.2   $   80.0              $  268.8  $  211.6
Cash deposited with unconsolidated subsidiaries.........................      350.0      544.8
                                                                           --------   --------              --------  --------
   Cash and cash equivalents ...........................................      411.2      624.8                 268.8     211.6
Marketable securities ..................................................                                       819.6     869.4
Receivables from unconsolidated subsidiaries and affiliates ............       57.3      105.3                   6.1
Trade accounts and notes receivable - net ..............................    3,333.8    3,152.7
Financing receivables - net ............................................       83.5      103.4               6,321.2   5,808.8
Other receivables.......................................................        2.1       56.6                 410.6     492.9
Equipment on operating leases - net.....................................      193.9      152.9                 580.7     276.8
Inventories.............................................................    1,072.7      828.9
Property and equipment - net ...........................................    1,479.1    1,301.3                  45.0      50.4
Investments in unconsolidated subsidiaries and affiliates ..............    1,494.7    1,445.3                  13.0       6.3
Intangible assets - net ................................................      148.4      276.3                   9.4       9.7
Prepaid pension costs ..................................................      592.9       30.9
Other assets............................................................       66.6       34.1                  40.6      41.5
Deferred income taxes...................................................      490.8      603.2                  52.8      49.7
Deferred charges........................................................       57.2       52.4                  24.4      28.7
                                                                           --------   --------              --------  --------
Total ..................................................................   $9,484.2   $8,768.1              $8,592.2  $7,845.8
                                                                           ========   ========              ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Short-term borrowings...................................................   $  171.1   $  223.6              $3,603.5  $2,920.6
Payables to unconsolidated subsidiaries and affiliates..................       54.8       27.6                 392.7     637.0
Accounts payable and accrued expenses ..................................    2,134.1    1,975.1                 705.6     701.1
Insurance and health care claims and reserves...........................                                       414.7     437.6
Accrued taxes ..........................................................      114.2      130.3                   3.2       2.1
Deferred income taxes...................................................       21.4        9.4
Long-term borrowings....................................................      539.9      625.9               2,082.9   1,799.5
Retirement benefit accruals and other liabilities ......................    2,301.5    2,219.0                  31.8      23.7
                                                                           --------   --------              --------  --------
   Total liabilities ...................................................    5,337.0    5,210.9               7,234.4   6,521.6
                                                                           --------   --------              --------  --------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares;
issued - 263,849,303 shares in 1997 and 263,833,099 shares in 1996),
   at stated value......................................................    1,778.5    1,770.1                 238.4     209.4
Retained earnings.......................................................    3,048.4    2,299.5               1,104.5   1,103.2
Minimum pension liability adjustment....................................      (14.0)    (235.4)
Cumulative translation adjustment ......................................      (57.4)     (14.0)                 (7.3)     (2.4)
Unrealized gain on marketable securities................................       22.2       14.0                  22.2      14.0
Unamortized restricted stock compensation...............................      (17.4)     (11.1)
Common stock in treasury,13,556,164 shares in 1997 and 6,567,007 shares      (613.1)    (265.9)
  in 1996, at cost .....................................................   --------   --------              --------  --------
   Total stockholders' equity...........................................    4,147.2    3,557.2               1,357.8   1,324.2
                                                                           --------   --------              --------  --------
Total ..................................................................   $9,484.2   $8,768.1              $8,592.2  $7,845.8
                                                                           ========   ========              ========  ========

---------------------
The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                                       CONSOLIDATED
                                                                                     (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
                                                                                     ----------------------------------------------
                                                                                                  YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                                                     1997       1996       1995
------------------------                                                                     ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................           $ 960.1    $ 817.3    $ 706.1
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for doubtful receivables ..........................................              51.0       59.9       39.6
    Provision for depreciation ..................................................             365.6      311.4      283.1
Undistributed earnings of unconsolidated subsidiaries and
 affiliates......................................................................               (.3)      (2.6)      (9.2)
Provision (credit) for deferred income taxes ....................................              (6.9)     (65.0)      75.5
Changes in assets and liabilities:
      Receivables................................................................            (175.2)      89.9     (355.4)
      Inventories ...............................................................            (255.2)     (75.1)     (17.0)
      Accounts payable and accrued expenses .....................................             186.3      162.1      218.4
      Insurance and health care claims and reserves .............................             (22.9)     (39.7)      38.0
      Retirement benefit accruals ...............................................              41.0       72.0     (150.4)
      Other......................................................................              13.2       14.2       10.7
                                                                                            -------    -------    -------
        Net cash provided by operating activities................................           1,156.7    1,344.4      839.4
                                                                                            -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of financing receivables.............................................           5,324.1    4,353.4    3,409.9
Proceeds from sales of financing receivables ....................................             968.0      960.3      837.3
Proceeds from maturities and sales of marketable securities .....................             226.0      104.4      181.2
Proceeds from sales of equipment on operating leases ............................             101.9       86.0       45.5
Proceeds from sales of businesses ...............................................                                    90.5
Cost of financing receivables acquired ..........................................          (6,805.0)  (5,902.6)  (5,147.7)
Purchases of marketable securities...............................................            (166.7)    (127.3)    (194.1)
Purchases of property and equipment..............................................            (484.9)    (275.9)    (262.4)
Cost of operating leases acquired ...............................................            (540.8     (299.4)    (120.8)
Acquisitions of businesses.......................................................             (45.7)    (112.4)
Other............................................................................              39.0       (2.0)     (35.2)
                                                                                            -------    -------    -------
        Net cash used for investing activities ..................................          (1,384.1)  (1,215.5)  (1,195.8)
                                                                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings.....................................             524.5     (283.2)     490.1
Change in intercompany receivables/payables......................................
Proceeds from long-term borrowings ..............................................           1,150.0    1,190.0      775.0
Principal payments on long-term borrowings.......................................            (816.8)    (661.4)    (636.7)
Proceeds from issuance of common stock ..........................................              34.8       39.0       43.6
Repurchases of common stock......................................................            (419.1)    (274.7)      (5.6)
Dividends paid ..................................................................            (204.3)    (209.3)    (190.5)
Other............................................................................               (.2)       (.4)      (2.6)
                                                                                            -------    -------    -------
        Net cash provided by (used for) financing activities.....................             268.9     (200.0)     473.3
                                                                                            -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................              (3.0)      (1.1)       1.4
                                                                                            -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................              38.5      (72.2)     118.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...................................             291.5      363.7      245.4
                                                                                            -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........................................           $ 330.0    $ 291.5    $ 363.7
                                                                                            =======    =======    =======

---------------
The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS

                                                              CONSOLIDATED EQUIPMENT OPERATIONS       FINANCIAL SERVICES
                                                               (DEERE & COMPANY WITH FINANCIAL
                                                                 SERVICES ON THE EQUITY BASIS)
                                                              ----------------------------------  -----------------------------
                                                                    YEAR ENDED OCTOBER 31            YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS)                                         1997       1996       1995         1997      1996       1995
-----------------------                                          ----       ----       ----         ----      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................... $ 960.1    $ 817.3     $ 706.1     $  138.1   $  196.8   $  166.6
Adjustments to reconcile net income
      to net cash provided
      by operating activities:
    Provision for doubtful receivables .......................    12.8       17.2         3.5          38.2       42.7       36.1
    Provision for depreciation ...............................   272.0      264.9       255.2          93.5       46.5       27.8
Undistributed earnings of unconsolidated
 subsidiaries and affiliates..................................    (3.0)     (51.5)      (82.6)          1.5                   (.5)
Provision (credit) for deferred income taxes .................    (4.6)     (70.7)       77.0          (2.4)       5.6       (1.5)
Changes in assets and liabilities:
      Receivables.............................................  (232.8)      82.7      (311.2)         57.7        8.1      (44.3)
      Inventories ............................................  (255.2)     (75.1)      (17.0)
      Accounts payable and accrued expenses ..................   198.2      130.1       219.8         (11.9)      31.0       (1.3)
      Insurance and health care claims and reserves ..........                                        (22.9)     (39.7)      38.0
      Retirement benefit accruals ............................    26.7       70.9      (150.0)         14.2        1.1        (.4)
      Other...................................................    31.7       27.4        13.7         (18.4)     (13.0)      (3.0)
                                                               -------    -------     -------      --------   --------    -------
        Net cash provided by operating activities............. 1,005.9    1,213.2       714.5         287.6      279.1      217.5
                                                               -------    -------     -------      --------   --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of financing receivables..........................    55.4       58.2        58.1       5,268.7    4,295.2    3,351.9
Proceeds from sales of financing receivables .................      .1         .3          .5         967.9      960.0      836.8
Proceeds from maturities and sales
  of marketable securities ...................................                                        226.0      104.4      181.2
Proceeds from sales of equipment on operating leases .........    48.8       32.6        24.3          53.1       53.4       21.1
Proceeds from sales of businesses ............................                                                               90.5
Cost of financing receivables acquired .......................   (36.4)     (41.3)      (59.0)     (6,768.6)  (5,861.3)  (5,088.7)
Purchases of marketable securities............................                                       (166.7)    (127.3)    (194.1)
Purchases of property and equipment...........................  (473.8)    (256.8)     (244.6)        (11.2)     (19.2)     (17.8)
Cost of operating leases acquired ............................  (111.4)     (76.6)      (62.5)       (429.4)    (222.8)     (58.3)
Acquisitions of businesses....................................   (37.2)    (106.2)                     (8.5)      (6.2)
Other.........................................................     2.0        6.2        (9.7)          8.0       (7.9)     (25.5)
                                                               -------    -------     -------      --------   --------    -------
        Net cash used for investing activities ...............  (552.5)    (383.6)     (292.9)       (860.7)    (831.7)    (902.9)
                                                               -------    -------     -------      --------   --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings..................    (2.8)      67.2        35.4         527.3     (350.4)     454.7
Change in intercompany receivables/payables...................    55.5      (39.0)      134.7        (250.4)     123.7      325.4
Proceeds from long-term borrowings ...........................                                      1,150.0    1,190.0      775.0
Principal payments on long-term borrowings....................  (128.0)    (317.5)      (10.9)       (688.8)    (344.0)    (625.8)
Proceeds from issuance of common stock .......................    34.8       39.0        43.6          29.0
Repurchases of common stock...................................  (419.1)    (274.7)       (5.6)
Dividends paid ...............................................  (204.3)    (209.3)     (190.5)       (136.8)    (147.8)     (92.6)
Other.........................................................     (.2)       (.4)       (2.6)
                                                               -------    -------     -------      --------   --------    --------
        Net cash provided by (used for)
          financing activities................................  (664.1)    (734.7)        4.1         630.3      471.5      836.7
                                                               -------    -------     -------      --------   --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................    (2.9)      (1.2)        1.4
                                                               -------    -------     -------      --------   --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........  (213.6)      93.7       427.1          57.2      (81.1)     151.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR................   624.8      531.1       104.0         211.6      292.7      141.4
                                                               -------    -------     -------      --------   --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................... $ 411.2    $ 624.8     $ 531.1      $  268.8   $  211.6    $ 292.7
                                                               =======    =======     =======      ========   ========    ========

---------------
The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The information on pages 24 through 43 is an integral part of this statement.

M A N A G E M E N T ' S   D I S C U S S I O N   A N D   A N A L Y S I S


RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1997, 1996 AND 1995 (UNAUDITED)
------------------------------------------
Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a broad range of equipment for construction, forestry and public works; and a variety of commercial and consumer equipment. The company also provides credit, insurance and health care products for businesses and the general public. Additional information on these business segments is presented beginning on page 32.

1997 COMPARED WITH 1996 (UNAUDITED)
----------------------------------
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income in 1997, totaling $960 million, or $3.78 per share, compared with last year's income of $817 million, or $3.14 per share. The higher profit resulted from strong worldwide demand for the company's products. Operating margins remained at strong levels as a result of the company's continuous improvement and quality initiatives.

     Worldwide net sales and revenues increased 14 percent to $12,791 million in 1997 compared with $11,229 million in 1996. Net sales of the Equipment Operations increased 15 percent in 1997 to $11,082 million from $9,640 million last year. International demand remained at strong levels, with export sales from the United States totaling $2,013 million for 1997 compared with $1,584 million last year. Overseas sales for the year also increased, rising by 11 percent compared with a year ago. Overall, the company's worldwide physical volume of sales (excluding the sales of the newly consolidated Mexican subsidiaries) increased 15 percent for the year, reflecting the strong worldwide demand for the company's products.

     Finance and interest income increased 14 percent to $867 million in 1997 compared with $763 million last year, while insurance and health care premiums increased 2 percent to $668 million in the current year compared with $658 million in 1996.

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $817 million in 1997 compared with $610 million in 1996. The agricultural equipment and construction equipment operations both contributed to the improved results in 1997, as explained below. The worldwide ratio of cost of goods sold to net sales was 76.7 percent in 1997 compared with 77.7 percent last year. The Equipment Operations' ratio of year-end assets to net sales decreased from 71 percent in 1996 to 70 percent in 1997.

     Net income of the company's Financial Services operations was $138 million compared with $197 million in 1996. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32. Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

                          1997 NET SALES AND REVENUES
                             BY BUSINESS SEGMENT
-------------------------------------------------------------------------------
Agricultural
Equipment 56%                                                    Health Care 3%


Construction
Equipment 18%                                                      Insurance 3%


Commercial and Consumer
Equipment 14%                                                         Credit 6%

                        WORLDWIDE AGRICULTURAL EQUIPMENT
-------------------------------------------------------------------------------
                                             Operating
Net Sales       95    96    97               Profit        95      96      97
(in billions)                                (in millions)
              $5.3   $6.1  $7.0                            $643   $821   $1,072

     Operating profit of the worldwide agricultural equipment segment increased significantly to $1,072 million in 1997 compared with $821 million in 1996, as a result of an increase in sales and production volumes and improved efficiencies, partially offset by higher selling, administrative and general expenses. Agricultural equipment sales increased 16 percent in 1997 compared with 1996.


                        WORLDWIDE CONSTRUCTION EQUIPMENT
-------------------------------------------------------------------------------
                                             Operating
Net Sales       95    96    97               Profit        95      96      97
(in billions)                                (in millions)
              $1.9   $1.9  $2.3                            $198   $186    $216

The worldwide construction equipment operations generated an operating profit of $216 million this year compared with $186 million in 1996. The increased operating profit in 1997 reflected higher sales and production volumes and improved efficiencies, partially offset by growth expenditures and start-up expenses primarily at the new engine facility in Torreon, Mexico. In 1997, construction equipment sales increased 18 percent compared with last year.

                  WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
-------------------------------------------------------------------------------
                                             Operating
Net Sales      95     96    97               Profit        95      96     97
(in billions)                                (in millions)
              $1.7   $1.6  $1.8                            $165   $118   $114

The worldwide commercial and consumer equipment operations had an operating profit of $114 million in 1997 compared with $118 million in 1996. The benefits from increased sales were offset by write-offs associated with the hand-held product line, start-up costs at new facilities and growth expenditures. Commercial and consumer equipment sales increased 9 percent in 1997 compared with 1996.

                               FINANCIAL SERVICES
-------------------------------------------------------------------------------
                                             Operating
Revenues        95    96    97               Profit        95      96     97
(in billions)                                (in millions)
              $1.3   $1.4  $1.6                            $261   $303   $214

The combined operating profit of the credit, insurance and health care business segments was $214 million in 1997 compared with $303 million in 1996 as discussed on pages 27 through 29.

                 UNITED STATES AND CANADA EQUIPMENT OPERATIONS
-------------------------------------------------------------------------------
                                             Operating
Net Sales       95    96    97               Profit        95      96      97
(in billions)                                (in millions)
              $6.6   $6.9  $8.0                            $839   $867   $1,101

On a geographic basis, the United States and Canadian equipment operations had an operating profit of $1,101 million in 1997 compared with $867 million last year as a result of higher sales and production volumes and improved efficiencies, which were partially offset by growth expenditures and write-offs associated with the hand-held product line. Sales increased 16 percent in 1997 and the physical volume of sales increased 15 percent compared with last year.

                         OVERSEAS EQUIPMENT OPERATIONS
-------------------------------------------------------------------------------
                                             Operating
Net Sales       95    96    97               Profit        95      96     97
(in billions)                                (in millions)
              $2.2   $2.7  $3.1                            $167   $258   $301

The overseas equipment operations generated a higher operating profit of $301 million in 1997 compared with $258 million last year, primarily due to the higher volumes of sales and production, which were partially offset by start-up expenses primarily at the Torreon engine facility. Overseas sales increased 11 percent and the physical volume of sales (excluding the newly consolidated Mexican subsidiaries) increased 15 percent in 1997 compared with 1996.

MARKET CONDITIONS AND OUTLOOK
Worldwide demand for John Deere agricultural equipment remained at strong levels this year as a result of favorable fundamentals in the farm economy. Increased acres planted and favorable weather conditions in major producing areas of North America resulted in historically high levels of production. However, strong domestic and export demand for grains and oilseeds are expected to hold carryover stocks relatively low. As a result, grain and soybean prices have remained at favorable levels. Overseas demand for John Deere agricultural equipment also remained strong, reflecting good demand from the republics of the former Soviet Union and favorable market conditions in Latin America. Despite recent economic instability in the world's financial markets, current overall fundamentals are expected to remain favorable for farm equipment sales in 1998.

     Construction equipment demand rose in 1997 due to low interest rates, moderate economic growth and low inflation, all of which should continue in 1998. These factors promoted high levels of consumer confidence and housing activity this past year. Housing starts for next year are expected to approximate this year's level and expenditures on highways and streets are anticipated to grow in 1998 when a new federal highway bill is passed. These favorable economic conditions should promote good construction equipment demand next year.

Sales of John Deere commercial and consumer equipment increased this year from the weather depressed levels of last year. With low unemployment rates, growing incomes, low interest rates, moderate economic growth and new product introductions, demand is anticipated to remain at favorable levels in 1998.

The credit operations are expected to improve as a result of the strong demand for the company's products and favorable economic conditions. The insurance operations are expected to maintain reasonable operating returns despite the continued competitive environment in commercial lines. Although the health care operations should continue to face margin pressures and a very competitive environment, substantially improved results are expected for next year.

Based on these market conditions, the company's worldwide physical volume of sales is currently projected to increase by approximately 6 percent in 1998 compared to 1997. First quarter physical volumes are projected to be 15 percent higher than comparable levels in the first quarter of 1997.

Overall, the fundamentals of the company's businesses remain favorable. Industry demand for the company's products remains strong and operating margins are benefiting from continuous improvement initiatives. The company's investment in the development of new products and markets should further its worldwide leadership position. Based on these factors and the company's exceptional employees and dealer organization, another strong operating performance is expected next year.

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Statements under the "Market Conditions and Outlook" heading above and the "Supplemental Information (Unaudited)" on page 43 that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. The company's businesses include Equipment Operations (agricultural, construction and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. The company's outlook is based upon assumptions relating to the factors described in the preceding sentence. The importance of these assumptions differs from one business segment to another. For example, general economic conditions and housing starts affect retail sales of construction equipment and commercial and consumer equipment more than they affect retail sales of agricultural equipment. With respect to agricultural equipment, world weather conditions, such as El Nino, may affect crop production.

The interest rate environment impacts all segments of the company's business by affecting the company's own borrowing costs, its lending spreads and the cost to the company's customers of company products. Instability in the world's financial markets could also impact the global economy, credit availability and world trade. Additional factors and assumptions affecting current expectations for the company's health care operations include competitive conditions in the industry, the company's ability to respond to changes in government regulations, the company's ability to control costs and the company's strategies concerning growth, among other factors. Further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, is included in the company's filings with the Securities and Exchange Commission.

1996 COMPARED WITH 1995 (UNAUDITED)
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income in 1996, totaling $817 million, or $3.14 per share, compared with income of $706 million, or $2.71 per share, in 1995. The earnings increase was primarily due to higher worldwide agricultural equipment production and sales levels, coupled with strong operating margins reflecting the company's continuous improvement and growth initiatives. Company results also continued to benefit from the improved performance of its Financial Services subsidiaries.

Worldwide net sales and revenues increased 9 percent to $11,229 million in 1996 compared with $10,291 million in 1995. Net sales of the Equipment Operations increased 9 percent in 1996 to $9,640 million from $8,830 million in 1995. Export sales from the United States continued to grow, totaling $1,584 million for 1996 compared with $1,314 million in 1995, an increase of over 20 percent. Overseas sales for 1996 remained very strong, rising by 26 percent compared with 1995 and exceeding $2.5 billion for the first time in the company's history. Overall, the company's worldwide physical volume of sales increased 7 percent for 1996, reflecting the increased worldwide demand for the company's products.

Finance and interest income increased 16 percent to $763 million in 1996 compared with $660 million in 1995, while insurance and health care premiums increased 5 percent to $658 million in 1996 compared with $628 million in 1995.

The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $610 million in 1996 compared with $529 million in 1995. The improved operating results in 1996 were a result of the worldwide agricultural equipment operations, as explained below. The worldwide ratio of cost of goods sold to net sales was 77.7 percent in 1996 compared with 78.6 percent in 1995. The Equipment Operations' ratio of year-end assets to net sales also improved, decreasing from 76 percent in 1995 to 71 percent in 1996.

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

Operating profit of the worldwide agricultural equipment segment increased significantly to $821 million in 1996 compared with $643 million in 1995, as a result of an increase in sales and production volumes, substantially improved overseas results and lower relative sales incentive costs, partially offset by expenses for development of new markets and products. Agricultural equipment sales increased 16 percent in 1996 compared with 1995.

The worldwide construction equipment operations generated an operating profit of $186 million in 1996 compared with $198 million in 1995. The lower operating profit in 1996 resulted mainly from increased development expenses associated with improving the fuel efficiency and emissions performance of new engines. In 1996, construction equipment sales increased 2 percent compared with 1995.

The worldwide commercial and consumer equipment operations had an operating profit of $118 million in 1996 compared with $165 million in 1995. Operating profit decreased in 1996 due primarily to lower sales volume and increased promotional and growth expenditures associated with the division's new market initiatives. Commercial and consumer equipment sales decreased 3 percent in 1996 compared with 1995.

The combined operating profit of the credit, insurance and health care business segments was $303 million in 1996 compared with $261 million in 1995 as discussed on pages 27 through 29.

On a geographic basis, the United States and Canadian equipment operations had an operating profit of $867 million in 1996 compared with $839 million in 1995 as a result of higher production and sales volumes, which were partially offset by increased engine development expenses and higher promotional and growth expenditures. Sales increased 4 percent in 1996 and the physical volume of sales increased 1 percent compared with 1995.

The overseas equipment operations generated a significantly higher operating profit of $258 million in 1996 compared with $167 million in 1995, primarily due to the higher volumes of production and sales, continued cost improvements and operating efficiencies. Overseas sales increased 26 percent and the physical volume of sales increased 24 percent in 1996 compared with 1995. Included in overseas sales in 1996 were $95 million of combine sales to Ukraine.

CREDIT OPERATIONS
----------------------------------------------------------------------------
Deere & Company's credit subsidiaries consist primarily of John Deere Credit Company and its subsidiaries in the United States and John Deere Credit Inc. in Canada. The credit operations primarily finance sales and leases by John Deere dealers of new and used equipment, and sales by non-Deere dealers of recreational products. In addition, these operations provide wholesale financing to dealers of the foregoing equipment and finance retail revolving charge accounts.

Condensed combined financial information of the credit operations in millions of dollars follows:
-------------------------------------------------------------------------------
                                                                 OCTOBER 31
FINANCIAL POSITION                                            1997         1996
-------------------------------------------------------------------------------
Cash and cash equivalents ...................             $  205        $  171
                                                           ------        ------
Financing receivables and leases:
  Equipment retail notes.....................               3,834         3,696
  Recreational product retail notes..........               1,015           883
  Revolving charge accounts..................                 630           576
  Wholesale notes ...........................                 653           565
  Financing leases...........................                 283           182
  Equipment on operating leases..............                 581           277
                                                           ------        ------
    Total financing receivables and leases...               6,996         6,179
  Less allowance for credit losses ..........                  94            93
                                                           ------        ------
    Total - net .............................               6,902         6,086
                                                           ------        ------
Other receivables ...........................                 170           200
                                                           ------        ------
Net property and other assets ...............                  88            85
                                                           ------        ------
    Total assets ............................              $7,365        $6,542
                                                           ======        ======
Short-term borrowings .......................              $3,603        $2,921
Payables to Deere & Company..................                 363           623
Deposits withheld from dealers and merchants                  164           155
Other liabilities ...........................                 238           198
Long-term borrowings.........................               2,083         1,799
Stockholder's equity ........................                 914           846
                                                           ------        ------
    Total liabilities and stockholder's equity             $7,365        $6,542
                                                           ======        ======
-------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                      1997    1996    1995
-------------------------------------------------------------------------------

Revenues.....................................             $ 820   $ 723    $612
                                                          -----   -----  ------
Expenses:
 Interest....................................               346     301    271
 Selling, administrative and general ........               129     113     94
 Provision for credit losses.................                38      43     36
 Depreciation ...............................                74      37     22
                                                          -----   -----  ------
    Total ...................................               587     494    423
                                                          -----   -----  ------
Income of consolidated group
  before income taxes .......................               233     229    189
Provision for income taxes ..................                85      82     68
                                                          -----   -----  ------
Income of consolidated group ................               148     147    121
Equity in loss of unconsolidated affiliate...                (1)
                                                          -----   -----  ------
Net income...................................             $ 147   $ 147  $ 121
                                                          =====   =====  =====
Ratio of earnings to fixed charges...........              1.67    1.75   1.69
------------------------------------------------------------------------------

Total acquisition volumes of financing receivables and leases by the credit subsidiaries increased 18 percent during 1997 compared with 1996. The higher acquisitions this year resulted from an increased volume of retail notes, revolving charge accounts, wholesale notes and leases.

During 1997, the volumes of retail notes acquired by the credit subsidiaries totaled $3,836 million, an 11 percent increase compared with $3,451 million in 1996. Volumes of recreational product retail notes accounted for 11 percent of total note volumes in 1997 and 8 percent in 1996. Volumes of John Deere equipment notes were 11 percent higher in the current year due primarily to increased retail sales of John Deere equipment.

The credit operations also sold retail notes which partially offset the increase in acquisition volumes, receiving proceeds of $968 million during 1997 compared with $960 million last year. At October 31, 1997 and 1996, net financing receivables and leases administered, which include receivables previously sold but still administered, were $8,416 million and $7,487 million, respectively. The discussion of "Financing Receivables" on pages 37 and 38 presents additional information.

Net income of the credit operations was $147 million in 1997 and 1996 compared with $121 million in 1995. Net income in 1997 was approximately equal to 1996 due primarily to higher earnings from a larger average receivable and lease portfolio financed and higher gains from the sales of retail notes, which were offset by lower securitization and servicing fee income, narrower financing spreads and higher expenditures associated with several growth initiatives. Total revenues of the credit operations increased 13 percent in 1997, reflecting the larger average portfolio financed compared with 1996. The average balance of credit receivables and leases financed was 17 percent higher in 1997 compared with 1996. Higher average borrowings in 1997 resulted in a 15 percent increase in interest expense compared with 1996.

Net income in 1996 was higher than in 1995 due primarily to higher earnings from a larger average receivable and lease portfolio financed and increased income from the securitization and sale of retail notes. Total revenues of the credit operations increased 18 percent in 1996, reflecting the larger average portfolio financed compared with 1995. The average balance of credit receivables and leases financed was 19 percent higher in 1996 compared with 1995. Higher average borrowings in 1996 resulted in an 11 percent increase in interest expense compared with 1995.

INSURANCE OPERATIONS
---------------------------------------------------------------------------
Deere & Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, which mainly provide general and specialized commercial property and casualty coverages.

Condensed combined financial information of the insurance operations in millions of dollars follows:
---------------------------------------------------------------------------
                                                              OCTOBER 31
FINANCIAL POSITION                                          1997      1996
---------------------------------------------------------------------------
Cash and cash equivalents ......................            $ 45    $   30
Marketable securities...........................             695       741
Other assets....................................             254       297
                                                           -----    ------
  Total assets..................................           $ 994    $1,068
                                                           =====    ======
Claims and reserves ............................           $ 348    $  395
Unearned premiums ..............................             124       133
Other liabilities...............................             145       166
Stockholder's equity............................             377       374
                                                           -----    ------
  Total liabilities and stockholder's equity....           $ 994    $1,068
                                                           =====    ======
---------------------------------------------------------------------------
(continued)

                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                       1997   1996   1995
-------------------------------------------------------------------------------
Premiums* .............................................    $311    $345    $369
Investment income .....................................      54      54      84
Other..................................................               2
                                                           -----    ---    ----
  Total revenues ......................................     365     401     453
                                                           -----    ---    ----
Expenses:
 Claims and benefits...................................     223     255     297
 Selling, administrative and general...................     101     100     102
 Other.................................................                       8
                                                           -----    ---    ----
  Total................................................     324     355     407
                                                           -----    ---    ----
Income of consolidated group before
 income taxes .........................................      41      46     46
Provision for income taxes.............................      11      13     18
                                                           -----    ---    ----
Income of consolidated group ..........................      30      33     28
                                                           -----    ---    ----
Equity in income of unconsolidated affiliate...........                      1
                                                           -----    ---    ----
Net income.............................................    $ 30    $ 33   $ 29
                                                           =====    ===   ====

*Includes revenues of $9 million in 1997, $4 million in 1996 and $20 million in 1995 related to coverages provided to Deere & Company and its subsidiaries.
--------------------------------------------------------------------------------

Net income of the insurance operations totaled $30 million in 1997 compared with $33 million in 1996 and $29 million in 1995. The decrease in 1997 net income compared with 1996 was due to lower underwriting results and a small gain from the sale of the personal lines business last year. Premiums decreased 10 percent in 1997, while total claims, benefits, and selling, administrative and general expenses decreased 9 percent from 1996.

The increase in 1996 net income compared with 1995 was due to improved underwriting results and a lower effective tax rate, which were offset by lower investment income. Additionally, results in 1995 were affected by a loss on the sale of the John Deere Life Insurance Company. Primarily as a result of this sale, premiums decreased 6 percent in 1996, while total claims, benefits, and selling, administrative and general expenses decreased 11 percent from 1995.

HEALTH CARE OPERATIONS
-----------------------------------------------------------------------------
John Deere Health Care, Inc., directly or through its health maintenance organizations and Deere & Company's insurance subsidiaries, provides administrative services and managed health care programs in the United States for Deere & Company and commercial clients.

Condensed combined financial information of the health care operations in millions of dollars follows:
-----------------------------------------------------------------------------
                                                            OCTOBER 31
FINANCIAL POSITION                                         1997     1996
-----------------------------------------------------------------------------
Cash and cash equivalents ......................           $ 18     $ 10
Marketable securities...........................            125      128
Other assets....................................             90       98
                                                           -----    -----
  Total assets .................................           $233     $236
                                                           =====    =====
Claims and reserves ............................           $ 68     $ 44
Unearned premiums ..............................             16       12
Other liabilities...............................             82       76
Stockholder's equity............................             67      104
                                                           -----    -----
  Total liabilities and stockholder's equity....           $233     $236
                                                           =====    =====
------------------------------------------------------------------------------
                                                         YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                      1997     1996  1995
------------------------------------------------------------------------------
Premiums and administrative services* ..........            $387    $346  $306
Investment income ..............................              13      12    13
                                                           -----     ---   ----
  Total revenues ...............................             400     358   319
                                                           -----     ---   ----
Expenses:
  Claims and benefits...........................             337     249   220
  Selling, administrative and general...........             122      81    74
                                                           -----     ---   ----
    Total.......................................             459     330   294
                                                           -----     ---   ----
Income (loss) of consolidated group before
 income taxes ..................................             (59)     28    25
Provision (credit) for income taxes ............             (20)     11     9
                                                           -----     ---   ----
Net income (loss) ..............................            $(39)   $ 17  $ 16
                                                           ======   ====  ====
Managed care membership (thousands).............             432     389   311
                                                           ======   ====  ====

*Includes revenues of $20 million in 1997, $29 million in 1996 and $28 million in 1995 related to premiums and administrative services provided to Deere & Company and its subsidiaries.
-----------------------------------------------------------------------------
The health care operations incurred a net loss of $39 million in 1997 compared to net income of $17 million in 1996 and $16 million in 1995. The loss in 1997 reflected reduced margins caused by unusually competitive industry conditions, higher claims costs, strengthening of health care claims reserves and higher selling, administrative and general expenses. Additionally, charges for projected losses on certain insured contracts were recorded this year. Premium revenues increased 12 percent, while claims, benefits and selling, administrative and general expenses increased 39 percent from 1996.

Net income in 1996 increased due to favorable settlements on cost-based contracts and increased managed care membership, partially offset by higher general expenses related to growth. Premium revenues increased 13 percent, while claims, benefits and selling, administrative and general expenses increased 12 percent from 1995.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)
-----------------------------------------------------------------------------
The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided by operations are supplemented from external borrowing sources.




                                $1,213
                              |------|
                              |      |                  $1,006
                              |      |                 |----- |
                              |      |                 |      |
                              |      |                 |      |
             $715             |      |                 |      |
            |--- |            |      |                 |      |   $474
            |    |            |      |                 |      |  |--- |  $419
            |    |            |      |          $275   |      |  |    | |--- |
            |    |   $245     |      |  $257   |---- | |      |  |    | |    |
            |    | | --- |    |      | | --- | |     | |      |  |    | |    |
            |    | |     | $6 |      | |     | |     | |      |  |    | |    |
            |    | |     |    |      | |     | |     | |      |  |    | |    |
------------------------------------------------------------------------------
EQUIPMENT            95                  96                       97
OPERATIONS
(in millions)

/ /Cash Provided by Operations
/ /Purchases of Property and Equipment
/ /Repurchases of Common Stock


The positive cash flows provided by operating activities in 1997 were primarily the result of the record net income, partially offset by an increase in trade receivables and company-owned inventories. The aggregate amount of these operating cash flows of $1,006 million and cash and cash equivalents at the beginning of the year were used primarily to fund purchases of property and equipment of $474 million, repurchases of common stock of $419 million, the payment of dividends to stockholders of $204 million and a decrease in borrowings of $131 million.

Over the last three years, operating activities have provided an aggregate of $2,934 million in cash, including dividends received from the Financial Services subsidiaries of $377 million. In addition, receivables from Financial Services subsidiaries decreased $151 million. The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $976 million, repurchases of common stock of $700 million, stockholders' dividends of $604 million, a decrease in borrowings of $357 million and acquisitions of businesses for $143 million. Cash and cash equivalents also increased $307 million.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Although trade receivables increased by $181 million during 1997, the ratios of worldwide net trade accounts and notes receivable at October 31 to fiscal year net sales were 30 percent in 1997 compared with 33 percent in 1996 and 37 percent in 1995. North American agricultural equipment trade receivables increased approximately $125 million and commercial and consumer receivables increased $35 million, while construction receivables decreased approximately $45 million. Total overseas dealer receivables were approximately $65 million higher than one year ago.

The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 5 percent at October 31, 1997 compared with 8 percent at October 31, 1996 and 1995.

Company-owned inventories increased by $244 million in 1997. Since most of these inventories are valued on the last-in, first-out (LIFO) method, lower prevailing costs from prior years are assigned to beginning inventories, which magnifies inventory increases that are valued at higher current costs. Inventories valued on an approximate current cost basis increased by only 12 percent during 1997 compared to an increase in net sales of 15 percent during the same period.

Prepaid pension costs increased by $562 million in 1997. In prior years, the company recorded an additional minimum pension liability and a decrease in equity as required by FASB Statement No. 87 for an underfunded pension plan. However, in 1997, this entry was not required due to the improved funded status of this plan. Therefore, the prior year additional minimum liability was reversed resulting in a $489 million increase in prepaid pension costs in 1997.

Total interest-bearing debt of the Equipment Operations was $711 million at the end of 1997 compared with $849 million at the end of 1996 and $1,099 million at the end of 1995. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1997, 1996 and 1995 was 14.6 percent, 19.3 percent and 26.3 percent, respectively.

During 1997, Deere & Company retired $60 million of adjustable rate senior notes due in 2002 and $68 million of medium-term notes.

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

Cash flows from the company's Financial Services operating activities were $288 million in 1997. Cash provided by financing activities totaled $630 million in 1997, representing mainly an increase in total borrowings of $738 million, which was partially offset by $137 million of dividends paid to the Equipment Operations. The aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash used for investing activities totaled $861 million in 1997, primarily due to acquisitions of receivables and leases exceeding collections by $1,876 million, which was partially offset by proceeds of $968 million received from the sale of receivables. Cash and cash equivalents also increased $57 million.

Over the past three years, the Financial Services operating activities have provided $784 million in cash. In addition, the sale of receivables and an increase in borrowings have provided $2,765 million and $2,287 million, respectively. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $5,386 million, and $377 million of dividend payments to the Equipment Operations. Cash and cash equivalents also increased $127 million.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. The $50 million decrease in 1997 compared with 1996 resulted from sales of securities by the insurance operations primarily for dividend payments to the parent.

Financing receivables increased by $512 million in 1997 compared with 1996. The discussion of "Credit Operations" on pages 27 and 28, and the "Financing Receivables" note on pages 37 and 38 provide further information.

Total outside interest-bearing debt of the credit subsidiaries was $5,686 million at the end of 1997 compared with $4,720 million at the end of 1996 and $4,217 million at the end of 1995. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.6 to 1 at the end of 1997 compared with 6.3 to1 at the end of 1996 and 6.1 to 1 at the end of 1995.

During 1997, John Deere Capital Corporation issued $200 million of 6% notes and $200 million of 6.30% notes both due in 1999, and retired $100 million of 7.20% notes due in 1997. In 1997, the Capital Corporation also issued $750 million and retired $589 million of medium-term notes.

CONSOLIDATED

The company maintains unsecured lines of credit with various banks in North America and overseas. The discussion of "Short-Term Borrowings" on page 39 provides further information.

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to hedge certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the company's credit subsidiaries actively manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these subsidiaries enter into interest rate swap and interest rate cap agreements to hedge their interest rate exposure in amounts corresponding to a portion of their borrowings. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. Additional detailed information is included in the "Financial Instruments" note on page 42 and the "Supplemental Information (Unaudited)" on page 43.

Stockholders' equity was $4,147 million at October 31, 1997 compared with $3,557 million and $3,085 million at October 31, 1996 and 1995, respectively. The increase in 1997 was caused primarily by net income of $960 million and a change of $221 million in the minimum pension liability adjustment due to the improved funded status of a pension plan, partially offset by an increase in common stock in treasury of $347 million related to the company's stock repurchase and employee benefit programs and cash dividends declared of $202 million.

The company has developed plans for the completion of systems changes related to the year 2000. The cost is not expected to have a material effect on the company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 1997 include undistributed earnings of the unconsolidated affiliates of $38 million. Dividends from unconsolidated affiliates were $4 million in 1997, $8 million in 1996 and $2 million in 1995.

The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows: EQUIPMENT OPERATIONS -- These data include the company's agricultural equipment, construction equipment and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

FINANCIAL SERVICES -- These data include the company's credit, insurance and health care subsidiaries.

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

In 1997, the company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement had no material effect on the company's financial position or results of operations. In 1997, the company adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement defines a new "fair value" method of accounting for stock-based compensation expense and also allows the retention of the previous "intrinsic value" method. The company retained the intrinsic value method and, therefore, the new standard had no effect on the company's financial position or results of operations. See the "Stock Option and Restricted Stock Awards" note on page 41. In 1997, the company adopted FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement had no material effect on the company's financial position or results of operations.

In 1997, the FASB issued Statement No. 128, Earnings per Share, which the company will adopt in fiscal year 1998. This Statement will have no material effect on the company's primary or diluted net income per share. In 1997, the FASB also issued Statements No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which must be adopted by fiscal year 1999. These Statements will have no effect on the company's financial position or results of operations.

In 1997, the Securities and Exchange Commission amended its rules to require certain disclosures concerning derivatives and other financial instruments. This information is included in "Management's Discussion and Analysis" on page 30, the "Financial Instruments" note on page 42 and the "Supplemental Information (Unaudited)" on page 43.

In May 1997, the company acquired the assets of Maschinenfabrik Kemper GmbH for $36 million. Kemper, which is based in Stadtlohn, Germany, is a leading European producer of specialized corn headers for self-propelled forage harvesters. In May 1997, the company agreed to invest $13 million over the next few years to reach a 60 percent ownership interest in a combine factory in China ($2 million was invested in August 1997). Subsequent to year end, the company agreed to invest $39 million for a 49 percent interest in Cameco Industries, Inc., primarily a manufacturer of sugarcane harvesters and forestry equipment located in Thibodaux, Louisiana. The company has also agreed to purchase the remaining 51 percent interest for $40 million within 12 months of the first investment.

In December 1997, the company announced the extension of its stock repurchase program. At the company's discretion, repurchases of an additional $1 billion of Deere & Company common stock will be made from time to time in the open market and through privately negotiated transactions.

Certain amounts for prior years have been reclassified to conform with 1997 financial statement presentations.

-------------------------------------------------------------------------------
INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE
YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

The company's operations are categorized into six business segments described as follows.

The company's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; combine and cotton harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

The company's worldwide construction equipment segment, formerly the industrial equipment segment, manufactures and distributes a broad range of machines used in construction, earthmoving and forestry - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

The company's worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; hand-held products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

The company's credit segment, which mainly operates in the United States and Canada, primarily finances sales and leases by John Deere dealers of new and used equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

The company's insurance segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance, group accident and health insurance for employees of participating John Deere dealers and disability insurance for employees of the company.

The company's health care segment provides health management programs and related administrative services in the United States to the company and commercial clients.

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

Information relating to operations by industry segment in millions of dollars follows with related comments included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 1997, 1996, and 1995 were as follows: agricultural equipment net sales of $126 million, $119 million and $117 million; construction equipment net sales of $33 million, $31 million and $26 million; credit revenues of $2 million, $3 million and $1 million; insurance revenues of $9 million, $4 million and $20 million; and health care revenues of $20 million, $29 million and $28 million, respectively.

-------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                   1997       1996      1995
-------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
 Agricultural equipment net sales.............   $ 7,048    $ 6,097    $ 5,277
 Construction equipment net sales ............     2,262      1,919      1,875
 Commercial and consumer equipment
   net sales .................................     1,772      1,624      1,678
 Credit revenues..............................       818        720        611
 Insurance revenues...........................       356        397        433
 Health care revenues.........................       380        329        291
                                                 -------    -------    -------
    Total ....................................    12,636     11,086     10,165
Other revenues ...............................       155        143        126
                                                 -------    -------    -------
NET SALES AND REVENUES .......................  $ 12,791    $11,229    $10,291
                                                ========    =======    =======
OPERATING PROFIT
Agricultural equipment .......................   $ 1,072    $   821    $   643
Construction equipment........................       216        186        198
Commercial and consumer equipment ............       114        118        165
Credit*.......................................       232        229        189
Insurance*....................................        41         46         47
Health care*..................................       (59)        28         25
                                                 -------    -------    -------
    Total operating profit ...................     1,616      1,428      1,267
                                                 -------    -------    -------
OTHER INCOME AND (EXPENSE)
Interest income ..............................         4          7          4
Interest expense..............................       (79)      (104)      (124)
Foreign exchange gain (loss)..................         7         (2)        (9)
Corporate expenses-net........................       (37)       (32)       (34)
Income taxes..................................      (551)      (480)      (398)
                                                 -------    -------    -------
    Total.....................................      (656)      (611)      (561)
                                                 -------    -------    -------
NET INCOME ...................................     $ 960      $ 817      $ 706
                                                ========    =======    =======

*Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segments includes investment income.
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Agricultural equipment ......................      $ 4,194   $ 3,851   $ 3,661
Construction equipment.......................        1,160     1,072     1,218
Commercial and consumer equipment ...........        1,232     1,129     1,141
Credit ......................................        7,365     6,542     5,796
Insurance....................................          994     1,068     1,127
Health care .................................          233       236       237
Corporate....................................        1,142       755       667
                                                   -------   -------    -------
    Total ...................................      $16,320   $14,653   $13,847
                                                  ========   =======   =======
-------------------------------------------------------------------------------
(continued)

-------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                           1997  1996    1995
-------------------------------------------------------------------------------
CAPITAL ADDITIONS
Agricultural equipment................................    $ 241  $ 157   $ 150
Construction equipment................................      123     49      47
Commercial and consumer equipment ....................      115     52      48
Credit................................................        6      4       2
Insurance.............................................        1      2       2
Health care ..........................................        6     13      14
                                                          -----  -----   -----
  Total...............................................    $ 492  $ 277   $ 263
                                                          =====  =====   =====
-------------------------------------------------------------------------------
DEPRECIATION EXPENSE
Agricultural equipment................................    $ 166  $ 172   $ 168
Construction equipment................................       45     41      38
Commercial and consumer equipment ....................       42     39      36
Credit................................................        4      3       2
Insurance.............................................        1      1       2
Health care ..........................................        7      5       3
Corporate.............................................               1       1
                                                          -----  -----   -----
  Total...............................................    $ 265  $ 262   $ 250
                                                          =====  =====   =====
-------------------------------------------------------------------------------

The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. The percentages shown in the captions for net sales and revenues, operating profit and identifiable assets indicate the approximate proportion of each amount that relates to either the United
States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1997, 1996 and 1995. In addition to the following geographic unaffiliated sales, interarea sales in 1997, 1996 and 1995 were as follows: United States and Canada equipment net sales of $1,235 million, $981 million and $763 million, and overseas net sales of $520 million, $415 million and $395 million, respectively.
-------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                       1997    1996    1995
-------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
 United States and Canada:
  Equipment operations net sales (90%)...........    $ 8,018  $ 6,886  $ 6,648
  Financial Services revenues (95%) .............      1,554    1,446    1,335
                                                     -------  -------  -------
    Total .......................................      9,572    8,332    7,983
Overseas net sales (72%).........................      3,064    2,754    2,182
                                                     -------  -------  -------
    Total .......................................     12,636   11,086   10,165
Other revenues ..................................        155      143      126
                                                     -------  -------  -------
NET SALES AND REVENUES...........................    $12,791  $11,229  $10,291
                                                     =======  =======  =======
-------------------------------------------------------------------------------
OPERATING PROFIT
 United States and Canada:
  Equipment operations (94%) .....................    $ 1,101    $ 867  $   839
  Financial Services (92%) .......................        214      303      261
                                                      -------  -------  -------
    Total .......................................      1,315    1,170    1,100
 Overseas equipment operations (77%) ............        301      258      167
                                                     -------  -------  -------
    Total operating profit.......................    $ 1,616  $ 1,428  $ 1,267
                                                     =======  =======  =======
-------------------------------------------------------------------------------
(continued)

-------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                      1997      1996     1995
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
United States and Canada:
 Equipment operations (90%)....................      $ 4,969  $ 4,689   $ 4,607
 Financial Services (92%)......................        8,592    7,846     7,160
                                                      -------  -------  -------
    Total......................................       13,561   12,535    11,767
Overseas equipment operations (67%)............        1,617    1,363     1,413
Corporate......................................        1,142      755       667
                                                      -------  -------  -------
    Total......................................      $16,320  $14,653   $13,847
                                                      =======  =======  =======
-------------------------------------------------------------------------------
CAPITAL ADDITIONS
United States and Canada:
 Equipment operations..........................        $ 331  $   204   $   197
 Financial Services............................           13       19        18
                                                     -------  -------   -------
   Total.......................................          344      223       215
Overseas equipment operations..................          148       54        48
                                                     -------  -------   -------
   Total.......................................        $ 492    $ 277   $   263
                                                      =======  =======  =======
-------------------------------------------------------------------------------
DEPRECIATION EXPENSE
United States and Canada:
 Equipment operations..........................        $ 192    $ 183   $   177
 Financial Services............................           12        9         7
                                                     -------  -------   -------
    Total........                                        204      192       184
Overseas equipment operations..................           61       69        65
Corporate......................................                     1         1
                                                     -------  -------   -------
    Total......................................        $ 265    $ 262   $   250
                                                      =======  =======  =======
-------------------------------------------------------------------------------
NUMBER OF EMPLOYEES
United States and Canada:
 Equipment operations..........................       22,400   22,600    23,600
 Financial Services............................        2,600    2,600     2,400
                                                     -------  -------   -------
    Total......................................       25,000   25,200    26,000
Overseas equipment operations .................        9,400    8,700     7,400
                                                     -------  -------   -------
    Total......................................       34,400   33,900    33,400
                                                      =======  =======  =======
-------------------------------------------------------------------------------

Total exports from the United States were $2,013 million in 1997, $1,584 million in 1996 and $1,314 million in 1995. Exports from the Europe, Africa and Middle East division were $563 million in 1997, $522 million in 1996 and $510 million in 1995. Most of these exports were to the United States and Canada.

REINSURANCE
-------------------------------------------------------------------------------
The company's insurance subsidiaries utilize reinsurance to limit their losses and reduce their exposure to large claims. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiaries are not relieved of their primary obligations to the policyholders. The financial condition of the reinsurers is evaluated to minimize any exposure to losses from insolvencies.

     Insurance and health care premiums earned consisted of the following in millions of dollars:

                                                         1997     1996    1995
                                                         ----     ----    ----
Premiums earned:
  Direct from policyholders............................  $711     $706    $686
  Reinsurance assumed..................................     5       19      44
  Reinsurance ceded ...................................   (19)     (34)    (55)
                                                         ----     ----    ----
    Financial Services premiums........................   697      691     675
Intercompany premiums..................................   (29)     (33)    (47)
                                                         ----     ----    ----
PREMIUMS...............................................  $668     $658    $628
                                                         ====     ====    ====

     The difference between premiums earned and written is not material. Reinsurance recoveries on ceded reinsurance contracts during 1997, 1996 and 1995 totaled $13 million, $6 million and $36 million, respectively, and are deducted from "Insurance and Health Care Claims and Benefits" expense. At October 31, 1997 and 1996, reinsurance receivables of $38 million and $66 million and prepaid insurance premiums of $10 million and $21 million, respectively, were associated with a single reinsurer.

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

     The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:

                                                         1997     1996    1995
                                                         ----     ----    ----
Service cost ..........................................  $ 88     $ 86    $ 73
Interest cost .........................................   339      322     308
Return on assets:
  Actual gain..........................................  (749)    (733)   (659)
  Deferred gain .......................................   350      363     322
Net amortization.......................................    75       58      49
                                                         ----     ----    ----
NET COST ..............................................  $103     $ 96    $ 93
                                                         ====     ====    ====
Discount rates for obligations.........................   7.5%     7.5%    7.5%
Discount rates for expenses............................   7.5%     7.5%    8.0%
Assumed rates of compensation increases................   5.0%     5.0%    5.0%
Expected long-term rate of return .....................   9.7%     9.7%    9.7%

     A reconciliation of the funded status of the United States plans at October 31 in millions of dollars follows:

                                                   1997                       1996
                                         -------------------------   -------------------------
                                            Assets      Accumulated     Assets      Accumulated
                                            Exceed        Benefits      Exceed        Benefits
                                         Accumulated      Exceed      Accumulated      Exceed
                                           Benefits       Assets       Benefits        Assets
                                         -----------   -----------   -----------   -----------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation ............. $(3,940)       $ (65)        $(1,702)     $(2,104)
  Nonvested benefit obligation ..........    (532)         (14)           (105)        (324)
                                          -------        -----         -------      -------
  Accumulated benefit obligation.........  (4,472)         (79)         (1,807)      (2,428)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation...................    (389)          (9)           (400)         (20)
                                          -------        -----         -------      -------
Projected benefit obligation ............  (4,861)         (88)         (2,207)      (2,448)
Plan assets at fair value................   5,259           11           2,299        2,378
                                          -------        -----         -------      -------
Projected benefit obligation
  (in excess of) or less than
  plan assets............................     398          (77)             92          (70)
Unrecognized net (gain) loss ............    (184)          28            (176)         388
Prior service cost not yet
  recognized in net periodic
  pension cost...........................     245           21               4          140
Remaining unrecognized
 transition net (asset) liability
  from November 1, 1985..................     (46)           3             (53)          (4)
Adjustment required to
  recognize minimum liability............                  (43)                        (512)
                                          -------        -----         -------      -------

PREPAID PENSION COST
  (PENSION LIABILITY) RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEET ............ $   413        $ (68)        $ (133)      $   (58)
                                          =======        =====         ======       =======

     The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:

                                                  1997       1996      1995
                                                  ----       ----      ----
Service cost....................................  $  9       $  9      $  9
Interest cost ..................................    27         28        27
Return on assets:
  Actual gain ..................................   (35)       (18)      (12)
  Deferred gain.................................    23          7         1
Net amortization................................     7          7         2
                                                  ----       ----      ----
NET COST........................................  $ 31       $ 33      $ 27
                                                  ----       ----      ----
Discount rates for obligations .................  6.5-8.3%  7.0-8.3%   7.0-8.3%
Discount rates for expenses ....................  7.0-8.3%  7.0-8.3%   7.0-8.3%
Assumed rates of compensation increases.........  2.5-5.8%  4.0-7.0%   4.0-7.0%
Expected long-term rate of return...............      8.3%      8.3%       8.3%

     A reconciliation of the funded status of the foreign plans at October 31 in millions of dollars follows:

                                                   1997                       1996
                                         -------------------------   -------------------------
                                           Assets      Accumulated     Assets      Accumulated
                                           Exceed        Benefits      Exceed        Benefits
                                         Accumulated      Exceed     Accumulated      Exceed
                                         Benefits         Assets       Benefits        Assets
                                         -----------   -----------   -----------   -----------
ACTUARIAL PRESENT VALUE
  OF BENEFIT OBLIGATIONS
  Vested benefit obligation ............   $(85)          $(266)       $ (82)         $(269)
  Nonvested benefit obligation..........                     (3)                         (3)
                                           -----          ------       ------         ------
  Accumulated benefit obligation........    (85)           (269)         (82)          (272)
  Excess of projected benefit
    obligation over accumulated
    benefit obligation .................    (11)            (29)         (11)           (41)
                                           -----          ------       ------         ------
Projected benefit obligation ...........    (96)           (298)         (93)          (313)
Plan assets at fair value ..............    181                          160
                                           -----          ------       ------         ------
Projected benefit obligation
  (in excess of) or
  less than plan assets..................    85            (298)          67           (313)
Unrecognized net gain ...................   (44)             (2)         (27)            (7)
Prior service cost not yet recognized
  in net periodic pension cost ..........     1               1            2              2
Remaining unrecognized
  transition net (asset) obligation
  from November 1, 1987..................    (9)             16          (11)            23
                                           -----          ------       ------         ------
PREPAID PENSION COST
(PENSION LIABILITY) RECOGNIZED
IN THE CONSOLIDATED
BALANCE SHEET............................  $ 33           $(283)        $ 31          $(295)
                                           ====           =====         ====          =====

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

The components of net periodic postretirement benefits cost and the significant assumptions for the United States and Canadian plans consisted of the following in millions of dollars and in percents:

                                                  1997       1996      1995
                                                  ----       ----      ----
HEALTH CARE
Service cost ...................................  $ 69       $ 61      $ 55
Interest cost...................................   148        135       122
Return on assets:
  Actual gain .................................    (45)       (37)      (30)
  Deferred gain................................     18         17        15
Net amortization...............................    (10)       (23)      (40)
                                                  ----       ----      ----
  Net cost ....................................    180        153       122
                                                  ----       ----      ----
LIFE INSURANCE
Service cost ..................................      3          3         3
Interest cost..................................     18         17        16
Net amortization...............................      1          1
                                                  ----       ----      ----
  Net cost ....................................     22         21        19
                                                  ----       ----      ----
TOTAL NET COST ................................   $202       $174      $141
                                                  ====       ====      ====
(continued)

                                                  1997       1996      1995
                                                  ----       ----      ----
Discount rate for obligations..................   7.75%      7.75%     7.75%
Discount rates for expense ....................   7.75%      7.75%     8.25%
Expected long-term rate of return .............    9.7%       9.7%      9.7%

     A reconciliation of the funded status of the United States and Canadian plans at October 3l in millions of dollars follows:

                                                 1997               1996
                                            -----------------  -----------------
                                            Health    Life     Health    Life
                                             Care   Insurance   Care   Insurance
                                            ------  ---------  ------  ---------
ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATIONS
  Retirees................................. $(1,407)  $(157)  $(1,279)  $(147)
  Fully eligible active plan participants..    (254)    (37)     (226)    (34)
  Other active plan participants ..........    (399)    (54)     (365)    (54)
                                            -------   -----   -------   -----
  Total....................................  (2,060)   (248)   (1,870)   (235)
Plan assets at fair value..................     316               271
                                            -------   -----   -------   -----
Accumulated postretirement benefit
  obligation in excess of plan assets......  (1,744)   (248)   (1,599)   (235)
Unrecognized net loss .....................     181      34       108      33
Prior service credit not yet recognized
  in net periodic postretirement
  benefits cost............................     (19)              (30)     (1)
                                            -------   -----   -------   -----
POSTRETIREMENT BENEFIT LIABILITY
  RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET ........................... $(1,582)  $(214)  $(1,521)  $(203)
                                            =======   =====   =======   =====

     The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) used to determine 1997 cost was assumed to be 9.0 percent for 1998, decreasing gradually to 4.5 percent by the year 2003. The rate used to determine 1996 cost was assumed to be 9.2 percent for 1997, decreasing gradually to 4.5 percent by the year 2003. The rate used to determine 1995 cost was assumed to be 9.1 percent for 1996, decreasing gradually to 4.5 percent by the year 2001. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 1997 by $240 million and the net periodic postretirement benefits cost for the year then ended by $30 million.

INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

                                                  1997       1996      1995
                                                  ----       ----      ----
Current:
  United States:
    Federal ..................................... $434       $406      $253
    State........................................   37         42        17
  Foreign........................................   88         98        55
                                                  ----       ----      ----
      Total current..............................  559        546       325
                                                  ----       ----      ----
Deferred:
  United States:
    Federal .....................................  (22)       (51)       70
    State........................................              (7)        4
  Foreign........................................   14         (8)       (1)
                                                  ----       ----      ----
    Total deferred...............................   (8)       (66)       73
                                                  ----       ----      ----
PROVISION FOR INCOME TAXES ...................... $551       $480      $398
                                                  ====       ====      ====

     Based upon location of the company's operations, the consolidated income before income taxes in the United States in 1997, 1996 and 1995 was $1,057 million, $929 million and $881 million, respectively, and in foreign countries was $450 million, $358 million and $212 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

     A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follows:

                                                        1997    1996   1995
                                                        ----    ----   ----
UNITED STATES FEDERAL INCOME TAX PROVISION
AT A STATUTORY RATE OF 35 PERCENT.....................  $527    $450   $382
INCREASE (DECREASE) RESULTING FROM:
State and local income taxes, net of
  federal income tax benefit..........................    25      23     14
Taxes on foreign income which differ from
  the United States statutory rate ...................    12      24      11
Realization of benefits of tax loss
  and tax credit carryforwards........................    (7)     (9)     (1)
Tax exempt income.....................................    (4)     (4)     (5)
Other adjustments - net ..............................    (2)     (4)     (3)
                                                        ----    ----    ----
PROVISION FOR INCOME TAXES ...........................  $551    $480    $398
                                                        ====    ====    ====

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

                                              1997                  1996
                                       -------------------    --------------------
                                       Deferred   Deferred    Deferred   Deferred
                                         Tax         Tax        Tax        Tax
                                        Assets   Liabilities   Assets   Liabilities
                                       --------  -----------  --------  -----------
Deferred installment sales income.....             $ 346                  $ 327
Tax over book depreciation ...........               113                    100
Accrual for retirement and
  postemployment benefits.............  $  580                 $  573
Minimum pension liability
  adjustment..........................       7                    140
Accrual for sales allowances .........     246                    211
Accrual for vacation pay..............      46                     43
Allowance for doubtful receivables....      52                     52
Tax loss and tax credit carryforwards.      12                     15
Claims and reserves ..................      19                     17
Unearned premiums.....................       8                     10
Other items ..........................     114          91        111        85
Less valuation allowance..............     (12)                   (16)
                                        ------     -----       ------     -----
DEFERRED INCOME TAX
  ASSETS AND LIABILITIES..............  $1,072     $ 550       $1,156     $ 512
                                        ======     =====       ======     =====

     At October 31, 1997, accumulated earnings in certain overseas subsidiaries totaled $564 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

     At October 31, 1997, certain foreign tax loss and tax credit carryforwards were available. The expiration dates and amounts in millions of dollars are as follows: 2001 - $4 and unlimited - $8.

MARKETABLE SECURITIES

Marketable securities are held by the insurance and health care subsidiaries. All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     The amortized cost and fair value of marketable securities in millions of dollars follow:

                                 Amortized      Gross       Gross
                                   Cost      Unrealized   Unrealized   Fair
                                  or Cost       Gains       Losses     Value
                                 ---------   ----------   ----------   -----
OCTOBER 31, 1997
Equity securities...............  $   3        $  2                    $   5
U.S. government and agencies ...    160           5                      165
States and municipalities ......    160          11                      171
Corporate ......................    237           9          $ 1         245
Mortgage-backed securities......    224           8                      232
Other ..........................      2                                    2
                                  -----        ----          ---       -----
MARKETABLE SECURITIES...........  $ 786        $ 35          $ 1       $ 820
                                  =====        ====          ===       =====
OCTOBER 31, 1996
Equity securities...............  $   5        $  2                    $   7
U.S. government and agencies....    225           5          $ 1         229
States and municipalities ......    163           9            1         171
Corporate ......................    265           6            1         270
Mortgage-backed securities......    188           5            3         190
Other ..........................      2                                    2
                                  -----        ----          ---       -----
MARKETABLE SECURITIES...........  $ 848        $ 27          $ 6       $ 869
                                  =====        ====          ===       =====

     The contractual maturities of debt securities at October 31, 1997 in millions of dollars follow:

                                                   Amortized       Fair
                                                      Cost         Value
                                                   ---------       -----
Due in one year or less .........................     $ 40          $ 40
Due after one through five years ................      239           243
Due after five through 10 years .................      156           165
Due after 10 years...............................      346           365
                                                      ----          ----
DEBT SECURITIES..................................     $781          $813
                                                      ====          ====

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $114 million in 1997, $11 million in 1996 and $79 million in 1995. Gross realized gains and losses on those sales were not significant. The increase in the net unrealized holding gain after income taxes was $8 million, $11 million and $3 million during 1997, 1996 and 1995, respectively.

TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

                                                   1997         1996
                                                   ----         ----
Trade accounts and notes:
  Agricultural ................................   $2,137       $2,009
  Construction ................................      388          422
  Commercial and consumer......................      624          593
                                                  ------       ------
  Total........................................    3,149        3,024
Other receivables .............................      220          164
                                                  ------       ------
  Total........................................    3,369        3,188
Less allowance for doubtful receivables........       35           35
                                                  ------       ------
TRADE ACCOUNTS AND NOTES RECEIVABLE-NET ........  $3,334       $3,153
                                                  ======       ======

     At October 31, 1997 and 1996, dealer notes included above were $788 million and $638 million, respectively.

     Trade accounts and notes receivable arise from sales to dealers of John Deere agricultural, construction and commercial and consumer equipment. The company generally retains as collateral a security interest in the equipment associated with these receivables. Generally, terms to dealers require payments as the equipment which secures the indebtedness is sold to retail customers. Interest is charged on balances outstanding after certain interest-free periods, which range from one to 12 months for agricultural tractors, one to five months for construction equipment, and from two to 24 months for most other equipment. Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, construction and commercial and consumer business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

                                                   1997         1996
                                                   ----         ----
Retail notes:
  Equipment:
    Agricultural................................. $3,412       $3,273
    Construction.................................    877          903
    Commercial and consumer .....................    282          245
  Recreational products .........................  1,606        1,394
                                                  ------       ------
    Total........................................  6,177        5,815
Revolving charge accounts .......................    630          577
Financing leases.................................    331          223
Wholesale notes..................................    653          566
                                                  ------       ------
  Total credit receivables.......................  7,791        7,181
                                                  ======       ======

Less:
  Unearned finance income:
    Equipment notes .............................    654          634
    Recreational product notes ..................    590          511
    Financing leases.............................     48           31
                                                  ------       ------
      Total .....................................  1,292        1,176
                                                  ------       ------
  Allowance for doubtful receivables.............     94           93
                                                  ------       ------
FINANCING RECEIVABLES - NET ..................... $6,405       $5,912
                                                  ======       ======

     Financing receivables have significant concentrations of credit risk in the agricultural, construction, commercial and consumer, and recreational product business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

     Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

                                                   1997         1996
                                                   ----         ----
Due in months:
    0 - 12......................................  $2,765       $2,569
   13 - 24 .....................................   1,685        1,530
   25 - 36......................................   1,186        1,113
   37 - 48......................................     782          767
   49 - 60......................................     471          463
   Thereafter...................................     902          739
                                                  ------       ------
TOTAL...........................................  $7,791       $7,181
                                                  ======       ======

    The maximum terms for retail notes are generally eight years for agricultural equipment, five years for construction equipment, six years for commercial and consumer equipment and 20 years for recreational products. The maximum term for financing leases is six years, while the maximum term for wholesale notes is generally 12 months.

     The company's United States and Canadian credit subsidiaries received proceeds of $968 million in 1997, $960 million in 1996 and $837 million in 1995 from the sale of retail notes. Certain other foreign subsidiaries had insignificant sales of retail notes. At October 31, 1997 and 1996, the unpaid balances of retail notes previously sold were $1,514 million and $1,391 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1997 and 1996 was $177 million and $196 million, respectively. There is no anticipated credit risk related to nonperformance by the counterparties. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 1997 and 1996, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $7,919 million and $7,303 million, respectively.

     Total financing receivable amounts 60 days or more past due were $24 million at October 31, 1997 compared with $22 million at October 31, 1996. These past-due amounts represented .38 percent of the receivables financed at October 31, 1997 and .36 percent at October 31, 1996. The allowance for doubtful financing receivables represented 1.44 percent and 1.56 percent of financing receivables outstanding at October 31, 1997 and 1996, respectively. In addition, at October 31, 1997 and 1996, the company's credit subsidiaries had $164 million and $155 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:

------------------------------------------------------------
                                             1997 1996 1995
------------------------------------------------------------
Balance, beginning of the year ............. $ 93 $ 88 $ 86
Provision charged to operations.............   38   43   36
Amounts written off.........................  (31) (32) (25)
Transfers related to retail note sales .....   (6)  (6)  (9)
                                             ---- ---- ----
BALANCE, END OF THE YEAR ................... $ 94 $ 93 $ 88
                                             ==== ==== ====
-----------------------------------------------------------

OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:
-------------------------------------------------------------
                                                    1997 1996
-------------------------------------------------------------
Insurance and health care premiums receivable...... $ 90 $127
Reinsurance receivables ...........................   91  119
Receivables relating to asset backed
 securitizations...................................  165  196
Other..............................................   67  108
                                                    ---- ----
OTHER RECEIVABLES ................................. $413 $550
                                                    ==== ====
-------------------------------------------------------------

Other receivables are primarily held by the Financial Services subsidiaries. The credit subsidiaries' receivables related to asset backed securitizations are equal to the present value of payments to be received for retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

EQUIPMENT ON OPERATING LEASES

Operating leases arise from the leasing of John Deere equipment to retail customers in the United States and Canada. Initial lease terms range from 12 to 72 months. The net value of equipment on operating leases was $775 million and $430 million at October 31, 1997 and 1996, respectively. Of these leases, at October 31, 1997, $194 million was financed by the Equipment Operations and $581 million by the credit subsidiaries. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $140 million and $86 million at October 31, 1997 and 1996, respectively. The corresponding depreciation expense was $95 million in 1997, $53 million in 1996 and $35 million in 1995.

Future payments to be received on operating leases totaled $398 million at October 31, 1997 and are scheduled as follows: 1998 - $159, 1999 - $124, 2000
- $70, 2001 - $36 and 2002 - $9.

INVENTORIES

Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 85 percent and 83 percent of worldwide gross inventories at FIFO value on October 31, 1997 and 1996, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:
--------------------------------------------------------------
                                                    1997  1996
--------------------------------------------------------------
Raw materials and supplies.......................  $ 228 $ 228
Work-in-process..................................    427   397
Finished machines and parts .....................  1,430 1,232
                                                  ------ -----
  Total FIFO value ..............................  2,085 1,857
Adjustment to LIFO basis ........................  1,012 1,028
                                                  ------ -----
INVENTORIES...................................... $1,073 $ 829
                                                  ====== =====
---------------------------------------------------------------

PROPERTY AND DEPRECIATION
A summary of property and equipment at October 31 in millions of dollars follows:
---------------------------------------------------------------
                                                    1997   1996
---------------------------------------------------------------
Land ............................................   $ 54 $   46
Buildings and building equipment.................    958    914
Machinery and equipment .........................  2,099  2,157
Dies, patterns, tools, etc ......................    555    561
All other........................................    557    518
Construction in progress.........................    157    109
                                                  ------ ------
  Total at cost..................................  4,380  4,305
Less accumulated depreciation....................  2,856  2,953
                                                  ------ ------
PROPERTY AND EQUIPMENT - NET .................... $1,524 $1,352
                                                  ====== ======
---------------------------------------------------------------

Leased property under capital leases amounting to $3 million and $4 million at October 31, 1997 and 1996, respectively, is included primarily in machinery and equipment.

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

INTANGIBLE ASSETS

Net intangible assets totaled $158 million and $286 million at October 31, 1997 and 1996, respectively. The Equipment Operations' balance of $148 million at October 31, 1997 consisted primarily of unamortized goodwill, which resulted from the purchase cost of assets acquired exceeding their fair value, and an intangible asset of $24 million related to the additional minimum pension liability required by FASB Statement No. 87. The intangible pension asset decreased by $119 million during 1997 due to a reduction in the minimum pension liability.

Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $58 million and $39 million at October 31, 1997 and 1996, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.

SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

-----------------------------------------------------------------
                                                      1997   1996
-----------------------------------------------------------------
EQUIPMENT OPERATIONS
Commercial paper................................... $   98 $  106
Notes payable to banks .. 35 38
Long-term borrowings due within one year...........     38     79
                                                    ------ ------
  Total ...........................................    171    223
                                                    ------ ------

FINANCIAL SERVICES
Commercial paper...................................  2,559  2,030
Notes payable to banks ............................      2     27
Long-term borrowings due within one year...........  1,043    864
                                                    ------ ------
  Total .......................................... . 3,604  2,921
                                                    ------ ------
SHORT-TERM BORROWINGS.............................. $3,775 $3,144
                                                    ====== ======
-----------------------------------------------------------------

The weighted average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1997 and 1996 were
5.2 percent and 5.1 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

Unsecured lines of credit available from United States and foreign banks were $4,412 million at October 31, 1997. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1997, $1,699 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit is a long-term committed credit agreement expiring on February 25, 2002 for $3,500 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder's equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. Deere & Company has a separate contractual agreement to conduct business with the Capital Corporation on such terms that the Capital Corporation will continue to satisfy the ratio requirement for earnings to fixed charges, the Capital Corporation's tangible net worth will be maintained at not less than $50 million and Deere & Company will own at least 51 percent of Capital Corporation's voting capital stock. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to United States generally accepted accounting principles in effect at October 31, 1994. Under this provision, the company's total retained earnings balance was free of restriction at October 31, 1997.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:
-------------------------------------------------------------------
                                                        1997   1996
-------------------------------------------------------------------
EQUIPMENT OPERATIONS
Accounts payable:
  Trade .............................................  $ 967  $ 882
  Dividends payable..................................     50     52
  Other..............................................     37     37
Accrued expenses:
  Employee benefits .................................    160    151
  Dealer commissions ................................    201    178
  Other..............................................    719    675
                                                      ------ ------
    Total............................................  2,134  1,975
                                                      ------ ------
FINANCIAL SERVICES
Accounts payable:
  Deposits withheld from dealers and merchants.......    164    155
  Other..............................................    140    132
Accrued expenses:
  Unearned premiums .................................    141    145
  Unpaid loss adjustment expenses....................     92     88
  Interest payable ..................................     49     44
  Other..............................................    120    137
                                                      ------ ------
    Total............................................    706    701
                                                      ------ ------
Accounts payable and accrued expenses................ $2,840 $2,676
                                                      ====== ======
-------------------------------------------------------------------

LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

-------------------------------------------------------------------
                                                        1997   1996
-------------------------------------------------------------------
EQUIPMENT OPERATIONS
Notes and debentures:
 Medium-term notes due 2000 - 2006:
  Average interest rate of 8.9% as of year end
   1997 and 1996 ....................................  $ 134  $ 171
Adjustable rate senior notes due 2002:
  Interest rate of 7.8% as of year end 1996 .........            50
8.95% debentures due 2019............................    200    200
8-1/2% debentures due 2022...........................    200    200
Other................................................      6      5
                                                      ------ ------
        Total........................................  $ 540  $ 626
                                                      ====== ======
-------------------------------------------------------------------
(continued)

-------------------------------------------------------------------
                                                       1997    1996
-------------------------------------------------------------------
FINANCIAL SERVICES
Notes and debentures:
 Medium-term notes due 1998 - 2007:
  Average interest rate of 6.7% as of year end
  1997 and 1996..................................... $1,286 $1,402
Floating rate notes due 1998 (federal funds rate):
  Swapped to an alternative variable interest rate
  of 5.6% as of year end 1996.......................           150
5% Swiss franc bonds due 1999: Swapped to U.S.
 dollars and a variable interest rate of 6.1% as of
 year end 1997 and 6.0% as of year end 1996 ........     97     97
6% Notes due 1999 ..................................    200
6.30% Notes due 1999 ...............................    200
                                                     ------ ------
    Total notes and debentures......................  1,783  1,649
                                                     ------ ------
Subordinated debt:
  9-5/8% subordinated notes due 1998: Swapped
    to variable interest rate of 6.1% as of year
    end 1997 and 6.0% as of year end 1996...........    150    150
8-5/8% subordinated debentures due 2019* ...........    150
                                                     ------ ------
      Total subordinated debt ......................    300    150
                                                     ------ ------
        Total ......................................  2,083  1,799
                                                     ------ ------
LONG-TERM BORROWINGS................................ $2,623 $2,425
                                                     ====== ======

*Reclassified to short-term borrowings in 1996 because the obligation was callable by the creditors in 1997. Swapped to variable interest rate of 5.3% as of year end 1996.

-------------------------------------------------------------------

All of the Financial Services' long-term borrowings represent obligations of John Deere Capital Corporation.

The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1998 - $38, 1999 - $200, 2000 - $5, 2001
- $68 and 2002 - $23. The approximate amounts of the Capital Corporation's long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1998 - $1,043, 1999 - $1,048, 2000 - $365, 2001 - $140 and 2002 - $280.

LEASES

At October 31, 1997, future minimum lease payments under capital leases totaled $1 million. Total rental expense for operating leases during 1997 was $61 million compared with $56 million in 1996 and $50 million in 1995. At October 31, 1997, future minimum lease payments under operating leases amounted to $112 million as follows: 1998 - $38, 1999 - $25, 2000 - $14, 2001
- $9, 2002 - $6 and later years - $20.

COMMITMENTS AND CONTINGENT LIABILITIES

On October 31, 1997, the company's maximum exposure under all credit receivable recourse provisions was $177 million for retail notes sold by both the Financial Services subsidiaries and the Equipment Operations. Also, at October 31, 1997, the company had commitments of approximately $102 million for construction and acquisition of property and equipment.

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

CAPITAL STOCK

Changes in the common stock account in 1995, 1996 and 1997 were as follows:
-------------------------------------------------------------------------------
                                           Number of             Amount
                                         Shares Issued        (in millions)
-------------------------------------------------------------------------------
Balance at October 31, 1994 ............   259,915,584            $1,491
Transfer from retained earnings for
  three-for-one stock split (see below).                             175
Stock options exercised with newly
  issued shares.........................     2,604,114                44
Debenture conversions ..................         4,386
Other...................................                              19
                                           -----------            ------
Balance at October 31, 1995.............   262,524,084             1,729
Stock options exercised with newly
  issued shares.........................     1,305,541                26
Debenture conversions ..................         3,474
Other...................................                              15
                                           -----------            ------
Balance at October 31, 1996.............   263,833,099             1,770
Debenture conversions ..................        16,204
Other...................................                               9
                                           -----------            ------
BALANCE AT OCTOBER 31, 1997 ............   263,849,303            $1,779
                                           ===========            ======
-------------------------------------------------------------------------------
On November 15, 1995, the company declared a three-for-one stock split effected in the form of a 200 percent stock dividend to stockholders of record on November 17, 1995. This stock split was recorded as of October 31, 1995 by a transfer of $175 million from retained earnings to common stock, representing a $1 par value for each additional share issued. All prior references to shares and per share amounts have been restated. The number of common shares the company is authorized to issue was also increased from 200 million to 600 million and the number of authorized preferred shares, none of which has been issued, was increased from three million to nine million.

As of October 31, 1997, the company had completed the repurchase of $500 million of Deere & Company common stock under the program announced on February 28, 1996. However, in December 1997, the company announced it would repurchase up to $1 billion of additional common stock from time to time. The major changes during 1997 affecting common stock in treasury included the repurchase of 6,330,731 shares of common stock at a cost of $300 million related to the repurchase program and 2,415,704 shares at a cost of $119 million for ongoing stock option and restricted stock plans. In addition, 1,757,278 shares of treasury stock at original cost of $72 million were issued under these plans.

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

STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors. Options are generally awarded with the exercise price equal to the market price and become exercisable in one year. Certain other options are awarded with the exercise prices greater than the market price and become exercisable in four to nine and one-half years, depending on the achievement of company performance goals. All options expire 10 years after the date of grant. The periods of restriction for restricted stock issued to employees range from four to eight years depending on the achievement of company performance goals. If the company exceeds these goals, additional shares could be granted at the end of the restricted periods. The restrictions for nonemployee directors end when a director retires from the Board. At October 31, 1997, the shares remaining available for the granting of options and restricted stock were 14.8 million and 3.5 million, respectively.

In 1997, the company adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The company retained the "intrinsic value" method of accounting for its plans in accordance with APB Opinion No. 25, and, therefore, recognized no compensation expense for stock options. For disclosure purposes only, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options. Based on this model, the weighted-average fair values of stock options awarded during 1997 and 1996 were $13.70 and $9.40 per option, respectively.

Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used are as follow:

-------------------------------------------------------------------
                                                  1997    1996
-------------------------------------------------------------------
Net income (in millions)
  As reported................................   $  960   $ 817
  Pro forma .................................   $  948   $ 808
Net income per share
  As reported................................   $ 3.78   $ 3.14
  Pro forma .................................   $ 3.74   $ 3.10
Black-Scholes assumptions*
  Risk-free interest rate ...................      6.2%     5.6%
  Dividend yield.............................      1.9%     2.3%
  Stock volatility ..........................     30.0%    25.2%
  Expected option life ...................... 5.3 years 5.9 years
*Weighted-averages
-------------------------------------------------------------------

The pro forma stock-based compensation expense included in net income above may not be representative of future years since only awards of stock options and restricted stock after November 1, 1995 have been included in accordance with FASB Statement No. 123.

During the last three fiscal years, changes in shares under option in millions were as follows:
------------------------------------------------------------------------------
                                   1997             1996            1995
                              ---------------  --------------- ---------------
                                     Exercise         Exercise        Exercise
                              Shares  Price*   Shares  Price*  Shares  Price*
------------------------------------------------------------------------------
Outstanding at
  beginning of year........    6.3    26.54      6.9   22.33     5.4   17.47
Granted ...................    1.5    42.69      1.8   34.90     4.2   25.13
Exercised .................   (1.5)   24.23     (2.0)  19.98    (2.6)  16.93
Expired or forfeited ......    (.1)   28.70      (.4)  25.10     (.1)  20.59
                              -----             -----           -----
Outstanding at
  end of year..............     6.2   30.90       6.3  26.54      6.9  22.33
Exercisable at
  end of year..............     3.1   24.70       3.1  19.35      2.6  17.79
*Weighted-averages

------------------------------------------------------------------------------
Options outstanding and exercisable in millions at October 31, 1997 were as follows:
------------------------------------------------------------------------------

                             Options Outstanding        Options Exercisable
                          ---------------------------  --------------------
                                  Remaining
Range of                         Contractual  Exercise            Exercise
Exercise Prices           Shares Life (yrs)*   Price*   Shares     Price*
------------------------------------------------------------------------------
$12.25 - $15.60 ......      .6      4.3        14.01      .6        14.01
$20.02 - $23.56 ......     1.4      6.6        21.73     1.4        21.73
$28.39 - $34.13 ......     2.6      7.5        32.48     1.1        34.10
$40.60 - $47.36 ......     1.6      9.0        42.81
                          ----                          ----
Total.................     6.2                           3.1
*Weighted-averages
------------------------------------------------------------------------------

In 1997 and 1996, the company granted 292,681 and 95,016 shares of restricted stock with weighted-average fair values of $43.14 and $41.17 per share, respectively. The total compensation expense for restricted stock and additional shares, which is being amortized over the restricted periods, was $15 million in 1997 and $9 million in 1996.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

The company maintains the following significant plans for eligible employees:

  John Deere Savings and Investment Plan, for salaried employees
  John Deere Stock Purchase Plan, for salaried employees
  John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees

Company contributions under these plans were $41 million in 1997, $35 million in 1996 and $30 million in 1995.

RETAINED EARNINGS

An analysis of the company's retained earnings follows in millions of dollars:

--------------------------------------------------------------------------
                                                        1997   1996   1995
--------------------------------------------------------------------------
Balance, beginning of the year ..................... $ 2,300 $1,690 $1,354
Net income .........................................     960    817    706
Dividends declared .................................    (202)  (207)  (195)
Transfer to capital stock for
  three-for-one stock split ........................                  (175)
Other ..............................................     (10)
                                                     -------  ------ -----
BALANCE, END OF THE YEAR............................ $ 3,048  $2,300 $1,690
                                                     =======  ====== ======
----------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENT

An analysis of the company's cumulative translation adjustment follows in millions of dollars:

                                                          1997    1996    1995
                                                          ----    ----    ----
Balance, beginning of the year........................... $(14)   $(12)   $(18)
Translation adjustments for the year.....................  (37)      1       6
Income taxes applicable to translation adjustments.......   (6)     (3)
                                                          ----    ----    ----
BALANCE, END OF THE YEAR ................................ $(57)   $(14)   $(12)
                                                          ----    ----    ----
                                                          ----    ----    ----

FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

                                                      1997                  1996
                                               ------------------   ---------------------
                                               Carrying   Fair      Carrying     Fair
                                                Value     Value       Value      Value
                                                -------   -------    -------     -------
Financing receivables.......................    $ 6,405   $ 6,381    $ 5,912     $ 5,896
                                                -------   -------    -------     -------
                                                -------   -------    -------     -------
Long-term borrowings and related swaps:
   Equipment Operations borrowings .........    $   540   $   629    $   626     $   694
   Financial Services borrowings............      2,089     2,127      1,816       1,844
     Interest rate and
     foreign currency swaps ................         (6)      (19)       (17)        (30)
                                                -------   -------    -------     -------
      Total ................................    $ 2,623   $ 2,737    $ 2,425     $ 2,508
                                                -------   -------    -------     -------
                                                -------   -------    -------     -------

FAIR VALUE ESTIMATES

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the John Deere Capital Corporation have been swapped to current variable interest rates and United States dollars. Fair values of these swaps were based on quotes from dealers.

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

At October 31, 1997 and 1996, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $795 million and $346 million, having rates of 3.4 to 6.3 percent and 5.2 to 7.4 percent, terminating in up to 36 months and 12 months, respectively. There were no interest rate cap agreements at October 31, 1997 or 1996.

The Capital Corporation has entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "Long-Term Borrowings" table on pages 39 and 40 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The Capital Corporation also has interest rate swap agreements associated with medium-term notes. The "Long-Term Borrowings" table reflects the interest rates relating to these swap agreements. At October 31, 1997 and 1996, the total notional principal amounts of these swap agreements were $380 million and $520 million, terminating in up to 116 months and 113 months, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS, SWAPS AND OPTIONS

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to hedge the currency exposure of certain receivables, liabilities and expected inventory purchases. The foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change for hedges of receivables and liabilities or deferred until expiration of the contract for hedges of future commitments. The contract premiums are either amortized or deferred over the terms of the contracts depending on the items being hedged. The contract gains or losses and premiums are recognized in other operating expenses. The foreign exchange purchased option premiums and any gains are deferred and recognized in cost of sales as part of the cost of future inventory purchases. At October 31, 1997 and 1996, the company had foreign exchange forward contracts maturing in up to 12 months and 11 months for $415 million and $390 million, respectively, and a foreign currency swap agreement maturing in up to 15 months and 27 months, respectively, for $97 million. At October 31, 1997 and 1996, the company had purchased options maturing in up to 23 months and 21 months for $280 million and $164 million, respectively. The total deferred gains or losses on these foreign exchange hedges were not material at October 31, 1997 and 1996.

CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

                                                1997       1996      1995
                                                ----       ----      ----
Interest:
   Equipment Operations.......................  $ 83       $120      $129
   Financial Services ........................   366        298       262
   Intercompany eliminations .................    (5)        (6)       (6)
                                                ----       ----      ----
CONSOLIDATED .................................  $444       $412      $385
                                                ----       ----      ----
                                                ----       ----      ----
Income taxes:
   Equipment Operations.......................  $522       $513      $297
   Financial Services ........................   112        104        99
   Intercompany eliminations .................   (97)       (92)      (88)
                                                ----       ----      ----
CONSOLIDATED .................................  $537       $525      $308
                                                ----       ----      ----
                                                ----       ----      ----

SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

                                           First    Second    Third    Fourth
                                          Quarter  Quarter   Quarter   Quarter
                                          -------  -------   -------   -------
1997
Net sales and revenues ..................  $2,396   $3,521    $3,430    $3,444
Income before income taxes...............     285      508       400       314
Net income ..............................     177      319       253       211
Net income per share.....................     .69     1.25      1.00       .84
Dividends declared per share ............     .20      .20       .20       .20
Dividends paid per share.................     .20      .20       .20       .20

1996
Net sales and revenues ..................  $2,318   $3,089    $2,905    $2,917
Income before income taxes...............     258      425       317       287
Net income ..............................     166      273       204       174
Net income per share.....................     .63     1.04       .79       .68
Dividends declared per share ............     .20      .20       .20       .20
Dividends paid per share.................     .20      .20       .20       .20

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

                                           First    Second    Third    Fourth
                                          Quarter  Quarter   Quarter   Quarter
                                          -------  -------   -------   -------
1997 MARKET PRICE
High ....................................  $47.13   $46.75    $60.50    $59.00
Low......................................  $39.13   $40.88    $44.38    $48.75

1996 MARKET PRICE
High ....................................  $37.13   $45.00    $43.38    $44.88
Low......................................  $28.33   $35.63    $34.50    $34.75

At October 31, 1997, there were 31,748 holders of record of the company's $1 par value common stock and 15 holders of record of the company's 5-1/2 % convertible subordinated debentures due 2001.

DIVIDEND

A quarterly cash dividend of $.22 per share was declared at the Board of Directors' meeting held on December 3, 1997, payable on February 2, 1998. This represents an increase of 10 percent.

FINANCIAL INSTRUMENT RISK INFORMATION (UNAUDITED)

SENSITIVITY ANALYSIS

The following is a sensitivity analysis for the company's derivatives and other financial instruments which have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the table below represent the changes in the financial instrument's fair values which would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 1997. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values at October 31, 1997 would have been as follows in millions of dollars:

                                              Fair Value
                                             Gains (Losses)
                                             ---------------
Marketable securities.......................      $(14)
Financing receivables.......................       (39)
Long-term borrowings and related swaps:
    Equipment Operations borrowings ........        30
    Financial Services borrowings ..........        27
        Interest rate and
        foreign currency swaps..............        (7)
                                                  -----
        Total...............................      $ (3)
                                                  -----
                                                  -----

TABULAR INFORMATION

The following foreign exchange forward contracts were held by the company to hedge certain currency exposures. All contracts have maturity dates in fiscal year 1998. The notional amounts and fair values at October 31, 1997 in millions of dollars follow:

                                                Average
                                              Contractual     Notional    Fair
                                                 Rate*         Amount     Value
                                              -----------     --------   ------
Buy US$ / Sell Canadian dollar.............      1.3758         $ 144     $ 2.9
Buy Deutsche Mark / Sell US$ ..............      1.7337           113       1.8
Buy British Pound / Sell US$...............       .5991            47        .1
Buy Australian dollar / Sell US$...........      1.4266            22
Buy French Franc / Sell US$ ...............      5.9095            20        .5
Buy Spanish Peseta / Sell US$..............      148.53            19        .4
Other contracts............................                        50       2.0
                                                                -----      ----
     Total ................................                     $ 415     $ 7.7
                                                                -----      ----
                                                                -----      ----

*Currency per United States dollar (US$)

At October 31, 1997, the company had $280 million of foreign exchange purchased options with a deferred premium of $3 million. The premium is the maximum potential loss on these options, which are held as hedges of expected inventory purchases. See pages 30 and 42 for further discussion of financial instruments including derivatives.

                       (THIS PAGE INTENTIONALLY LEFT BLANK.)

INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1997 and 1996 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index under Part IV,
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois

November 25, 1997

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Each person signing below also hereby appoints Hans W. Becherer, Robert
W. Lane and John K. Lawson, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

                                       DEERE & COMPANY

                                       By:  /s/ Hans W. Becherer
                                            --------------------
                                                Hans W. Becherer
                                                Chairman and Chief Executive



Date:     22 January 1998


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Signature                     Title                Date


 /s/ Hans W. Becherer       Chairman, Director and        )
     ----------------                                     )
     Hans W. Becherer       Chief Executive Officer       )
                                                          )
 /s/ John R. Block          Director                      )  22 January 1998
     -------------                                        )
     John R. Block                                        )
                                                          )
 /s/ Leonard A. Hadley      Director                      )
     -----------------                                    )
     Leonard A. Hadley                                    )
                                                          )
 /s/ Regina E. Herzlinger   Director                      )
     --------------------                                 )
     Regina E. Herzlinger                                 )
                                                          )

         Signature                     Title                Date



 /s/ Samuel C. Johnson      Director                      )
     -----------------                                    )
     Samuel C. Johnson                                    )
                                                          )
 /s/ Arthur L. Kelly        Director                      )
     ---------------                                      )
     Arthur L. Kelly                                      )
                                                          )
 /s/ Robert W. Lane         Senior Vice President,        )    22 January 1998
     --------------                                       )
     Robert W. Lane         Principal Financial Officer   )
                            Principal Accounting Officer  )
                                                          )
 /s/ Antonio Madero B.      Director                      )
     ----------------                                     )
     Antonio Madero B.                                    )
                                                          )
 /s/ Agustin Santamarina    Director                      )
     -------------------                                  )
     Agustin Santamarina                                  )
                                                          )
 /s/ William A. Schreyer    Director                      )
     -------------------                                  )
     William A. Schreyer                                  )
                                                          )
 /s/ John R. Stafford       Director                      )
     ----------------                                     )
     John R. Stafford                                     )
                                                          )
 /s/ David H. Stowe, Jr.    Director                      )
     ------------------                                   )
     David H. Stowe, Jr.                                  )
                                                          )
 /s/ John R. Walter         Director                      )
     --------------                                       )
     John R. Walter                                       )
                                                          )
 /s/ Arnold R. Weber        Director                      )
     ---------------                                      )
     Arnold R. Weber                                      )

        DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES               SCHEDULE II

            VALUATION AND QUALIFYING ACCOUNTS

    For the Years Ended October 31, 1997, 1996 and 1995
              (In thousands of dollars)

     Column A                    Column B                     Column C                             Column D               Column E
----------------------------    ----------  -----------------------------------------   -------------------------------   --------
                                                              Additions
                                            -----------------------------------------
                                Balance at  Charged to     Charged to other accounts              Deductions               Balance
                                beginning   costs and    ----------------------------   -------------------------------    at end
    Description                 of period    expenses        Description       Amount      Description           Amount   of period
----------------------------    ---------   ----------   -------------------  -------   --------------------    -------   ---------
YEAR ENDED OCTOBER 31, 1997
  Allowance for doubtful
    receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable                                                                   Dealer receivable
      allowances                $ 34,850     $ 12,768    Bad debt recoveries   $ 1,419    write-offs             $14,236   $ 34,801

    FINANCIAL SERVICES                                                                  Transfers related to
                                                                                          retail note sales        6,157
    Credit receivable                                                                   Credit receivable
      allowances                  93,498       38,206                                     write-offs              31,891     93,656
                                --------     --------                          -------                           -------   --------
    Consolidated receivable
      allowances                $128,348     $ 50,974                          $ 1,419                           $52,284   $128,457
                                ========     ========                          =======                           =======   ========

YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful
    receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable                                                                   Dealer receivable
      allowances                $ 24,012     $ 17,210    Bad debt recoveries   $ 1,306    write-offs             $ 8,112   $ 34,850
                                                         Purchase of Mexico
                                                           operations              434

    FINANCIAL SERVICES                                                                  Transfers related to
                                                                                          retail note sales        6,316
    Credit receivable                                                                   Credit receivable
      allowances                  87,715       42,715                                     write-offs              30,616     93,498
                                --------     --------                          -------                           -------   --------
    Consolidated receivable
      allowances                $111,727     $ 59,925                          $ 1,740                           $45,044   $128,348
                                ========     ========                          =======                           =======   ========

YEAR ENDED OCTOBER 31, 1995
  Allowance for doubtful
    receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable                                                                   Dealer receivable
      allowances                $ 23,003     $  3,487    Bad debt recoveries   $ 1,645    write-offs             $ 4,123   $ 24,012

    FINANCIAL SERVICES                                                                  Transfers related to
                                                                                          retail note sales        9,138
    Credit receivable                                                                   Credit receivable
      allowances                  85,791       36,125                                     write-offs              25,063     87,715
                                --------     --------                          -------                           -------   --------
    Consolidated receivable
      allowances                $108,794     $ 39,612                          $ 1,645                           $38,324   $111,727
                                ========     ========                          =======                           =======   ========

                                 INDEX TO EXHIBITS

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

 4.4 Form common stock certificates (Exhibit 4.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

 4.5 Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 1 to the registration statement on Form 8-A of registrant filed December 10, 1997*)Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file
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

 10.3 Agreement dated May 11, 1993 between John Deere Industrial Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

 10.4 Agreement dated January 26, 1983 between registrant and John Deere Capital Corporation relating to agreements on retail notes with United States sales branches (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 1993*)

 10.5 Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.8 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1997 Securities and Exchange Commission file number 1-6458*)

 10.6 John Deere Supplemental Pension Benefit Plan, as amended December 4, 1996 (Exhibit 10.5 to Form 10-K of registrant for the year ended October 31, 1996*)**

 10.7 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

 10.8 1991 John Deere Stock Option Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*)**

 10.9 Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended April 30, 1993*)**

 10.10 John Deere Restricted Stock Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*)**

 10.11 1993 Nonemployee Director Stock Ownership Plan (Exhibit to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 24, 1993*)**

 10.12 John Deere Performance Bonus Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

 10.13 John Deere Equity Incentive Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 22, 1995*)**

 10.14 Deere & Company Nonemployee Director Deferred Compensation Plan (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 1996*)**

 10.15    John Deere Defined Contribution Restoration Plan

 10.16 Agreement dated October 15, 1996 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation. (Exhibit 10.7 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1996 Securities and Exchange Commission file number 1-6458*)

 11.      Computation of net income per share

 12.      Computation of ratio of earnings to fixed charges

 13.      Not applicable

 16.      Not applicable

 18.      Not applicable

 21.      Subsidiaries

 22.      Not applicable

 23.      Consent of Deloitte & Touche llp

 24.      Not applicable

 27.      Financial Data Schedule

_____________________________

 * Incorporated by reference. Copies of these exhibits are available from the Company upon request.
 ** Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.