Form 10-Q
period 1998-01-31
DEERE & CO
filed 1998-03-06
CIK 315189

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION

            Washington, D. C. 20549

           ------------------------

                   FORM 10-Q

           ------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
   For the quarterly period ended January 31, 1998


         --------------------------

         Commission file no: 1-4121

         --------------------------

               DEERE & COMPANY


Delaware                           36-2382580
(State of incorporation)  (IRS employer identification no.)

            One John Deere Place
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

    At January 31, 1998, 248,061,138 shares of common stock, $1 par value, of the registrant were outstanding.

-----------------------------------------------------------------
                       Page 1 of 28 Pages.
                  Index to Exhibits:  Page 24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
                                      Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                        January 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $2,404.7  $2,002.6
Finance and interest income                      233.2     192.5
Insurance and health care premiums               169.0     162.0
Investment income                                 17.1      15.0
Other income                                      22.1      23.9
    Total                                      2,846.1   2,396.0

Costs and Expenses
Cost of goods sold                             1,866.5   1,529.6
Research and development expenses                 94.7      86.5
Selling, administrative and general
  expenses                                       283.1     261.8
Interest expense                                 114.7      94.9
Insurance and health care claims
  and benefits                                   138.6     123.8
Other operating expenses                          27.6      14.1
    Total                                      2,525.2   2,110.7

Income of Consolidated Group
  Before Income Taxes                            320.9     285.3
Provision for income taxes                       117.8     106.1
Income of Consolidated Group                     203.1     179.2
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                         (.2)      (.5)
    Insurance
    Health care
    Other                                           .4      (2.0)
      Total                                         .2      (2.5)

Net Income                                    $  203.3  $  176.7


Per Share:
  Net income                                  $    .81  $    .69
  Net income - diluted                        $    .81  $    .68

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
                                        Financial Services on the
                                              Equity Basis)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                       January 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $2,404.7  $2,002.6
Finance and interest income                       32.1      29.4
Insurance and health care premiums
Investment income
Other income                                      10.9      11.9
    Total                                      2,447.7   2,043.9

Costs and Expenses
Cost of goods sold                             1,871.0   1,535.7
Research and development expenses                 94.7      86.5
Selling, administrative and general
  expenses                                       194.6     183.4
Interest expense                                  21.7      20.5
Insurance and health care claims
  and benefits
Other operating expenses                           1.6        .5
    Total                                      2,183.6   1,826.6

Income of Consolidated Group
  Before Income Taxes                            264.1     217.3
Provision for income taxes                        97.2      81.9
Income of Consolidated Group                     166.9     135.4

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                        32.9      32.9
    Insurance                                      5.5       9.0
    Health care                                   (2.4)      1.4
    Other                                           .4      (2.0)
      Total                                       36.4      41.3

Net Income                                    $  203.3  $  176.7

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                        January 31
                                                  1998    1997
Net Sales and Revenues
Net sales of equipment
Finance and interest income                      $203.2  $164.4
Insurance and health care premiums                175.4   173.0
Investment income                                  17.1    15.0
Other income                                       12.5    13.2
    Total                                         408.2   365.6

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                         90.9    83.1
Interest expense                                   95.1    75.6
Insurance and health care claims
  and benefits                                    139.4   125.3
Other operating expenses                           25.9    13.6
    Total                                         351.3   297.6

Income of Consolidated Group
  Before Income Taxes                              56.9    68.0
Provision for income taxes                         20.7    24.2
Income of Consolidated Group                       36.2    43.8

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          (.2)    (.5)
    Insurance
    Health care
    Other
      Total                                         (.2)    (.5)

Net Income                                       $ 36.0  $ 43.3

DEERE & COMPANY                            CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company and
                                    Consolidated Subsidiaries)
                                  Jan 31     Oct 31     Jan 31
Millions of dollars (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments $   319.2  $   330.0  $   366.1
Cash deposited with
  unconsolidated subsidiaries
  Cash and cash equivalents         319.2      330.0      366.1
Marketable securities               867.6      819.6      878.1
Receivables from unconsolidated
  subsidiaries and affiliates        14.9       14.6       19.6
Trade accounts and notes
  receivable - net                3,526.4    3,333.8    3,016.8
Financing receivables - net       6,613.6    6,404.7    6,132.9
Other receivables                   395.3      412.7      467.2
Equipment on operating
  leases - net                      820.8      774.6      481.1
Inventories                       1,464.3    1,072.7    1,193.7
Property and equipment - net      1,534.8    1,524.1    1,331.8
Investments in unconsolidated
  subsidiaries and affiliates       148.2      149.9      132.4
Intangible assets - net             183.8      157.8      282.5
Prepaid pension costs               574.7      592.9       31.4
Deferred income taxes               528.9      543.6      646.4
Other assets and
  deferred charges                  194.8      188.8      161.0
    Total                       $17,187.3  $16,319.8  $15,141.0

Liabilities and Stockholders' Equity
Short-term borrowings            $4,934.0  $ 3,774.6  $ 3,834.1
Payables to unconsolidated
  subsidiaries and affiliates        43.2       48.7       40.2
Accounts payable and
  accrued expenses                2,458.1    2,839.7    2,295.6
Insurance and health care
  claims and reserves               405.1      414.7      428.1
Accrued taxes                       178.3      117.5      201.5
Deferred income taxes                21.3       21.4        9.9
Long-term borrowings              2,642.3    2,622.8    2,478.4
Retirement benefit accruals
  and other liabilities           2,359.0    2,333.2    2,279.2
    Total liabilities            13,041.3   12,172.6   11,567.0

Common stock, $1 par value
  (issued shares at
  January 31, 1998 - 263,849,669) 1,778.5    1,778.5    1,766.9
Retained earnings                 3,194.3    3,048.4    2,425.2
Minimum pension liability
  adjustment                        (14.0)     (14.0)    (235.4)
Cumulative translation adjustment   (87.5)     (57.4)     (29.2)
Unrealized gain on
  marketable securities              26.6       22.2       15.3
Unamortized restricted
  stock compensation                (16.1)     (17.4)     (20.7)
Common stock in treasury,
  at cost                          (735.8)    (613.1)    (348.1)
  Total stockholders' equity      4,146.0    4,147.2    3,574.0
    Total                       $17,187.3  $16,319.8  $15,141.0


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

DEERE & COMPANY                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company with
                                       Financial Services on
                                         the Equity Basis)

                                   Jan 31     Oct 31     Jan 31
Millions of dollars  (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments $ 73.5 $ 61.2 $ 135.4 Cash deposited with unconsolidated
  subsidiaries                       180.5      350.0      168.5
  Cash and cash equivalents          254.0      411.2      303.9
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates        107.7       57.3       44.1
Trade accounts and notes
  receivable - net                 3,526.4    3,333.8    3,016.8
Financing receivables - net           82.7       83.5       82.4
Other receivables                                 2.1
Equipment on operating
  leases - net                       186.6      193.9      156.0
Inventories                        1,464.3    1,072.7    1,193.7
Property and equipment - net       1,491.0    1,479.1    1,281.5
Investments in unconsolidated
  subsidiaries and affiliates      1,510.5    1,494.7    1,475.2
Intangible assets - net              174.4      148.4      273.2
Prepaid pension costs                574.7      592.9       31.4
Deferred income taxes                485.6      490.8      595.8
Other assets and deferred charges    125.9      123.8       93.6
    Total                         $9,983.8   $9,484.2   $8,547.6

Liabilities and Stockholders' Equity
Short-term borrowings             $1,036.6   $  171.1   $  272.1
Payables to unconsolidated
  subsidiaries and affiliates         43.2       54.8       41.5
Accounts payable and accrued
  expenses                         1,693.1    2,134.1    1,573.1
Insurance and health care
  claims and reserves
Accrued taxes                        165.9      114.2      197.2
Deferred income taxes                 20.8       21.4        9.5
Long-term borrowings                 551.9      539.9      625.4
Retirement benefit accruals
  and other liabilities            2,326.3    2,301.5    2,254.8
    Total liabilities              5,837.8    5,337.0    4,973.6

Common stock, $1 par value
  (issued shares at
  January 31, 1998 - 263,849,669)  1,778.5    1,778.5    1,766.9
Retained earnings                  3,194.3    3,048.4    2,425.2
Minimum pension liability
  adjustment                         (14.0)     (14.0)    (235.4)
Cumulative translation adjustment    (87.5)     (57.4)     (29.2)
Unrealized gain on marketable
  securities                          26.6       22.2       15.3
Unamortized restricted stock
  compensation                       (16.1)     (17.4)     (20.7)
Common stock in treasury, at cost   (735.8)    (613.1)    (348.1)
  Total stockholders' equity       4,146.0    4,147.2    3,574.0
    Total                         $9,983.8   $9,484.2   $8,547.6

DEERE & COMPANY                            FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                   Jan 31     Oct 31     Jan 31
Millions of dollars  (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments   $  245.7   $  268.8   $  230.8
Cash deposited with
  unconsolidated subsidiaries
Cash and cash equivalents            245.7      268.8      230.8
Marketable securities                867.6      819.6      878.1
Receivables from unconsolidated
  subsidiaries and affiliates                     6.1        1.7
Trade accounts and notes
  receivable - net
Financing receivables - net        6,530.9    6,321.2    6,050.5
Other receivables                    395.3      410.6      467.2
Equipment on operating leases - net  634.2      580.7      325.1
Inventories
Property and equipment - net          43.8       45.0       50.3
Investments in unconsolidated
  subsidiaries and affiliates         12.7       13.0        5.7
Intangible assets - net                9.4        9.4        9.3
Prepaid pension costs
Deferred income taxes                 43.4       52.8       50.5
Other assets and deferred charges     68.9       65.0       67.4
    Total                         $8,851.9   $8,592.2   $8,136.6

Liabilities and Stockholders' Equity
Short-term borrowings             $3,897.4   $3,603.5   $3,562.0
Payables to unconsolidated
  subsidiaries and affiliates        273.3      392.7      193.4
Accounts payable and accrued
  expenses                           765.0      705.6      722.6
Insurance and health care
  claims and reserves                405.1      414.7      428.1
Accrued taxes                         12.4        3.2        4.4
Deferred income taxes                   .5                    .3
Long-term borrowings               2,090.4    2,082.9    1,853.0
Retirement benefit accruals
  and other liabilities               32.7       31.8       24.3
    Total liabilities              7,476.8    7,234.4    6,788.1

Common stock, $1 par value
  (issued shares at
  January 31, 1998 - 263,849,669)    237.1      238.4      209.4
Retained earnings                  1,121.5    1,104.5    1,126.5
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                         (10.1)      (7.3)      (2.7)
Unrealized gain on marketable
  securities                          26.6       22.2       15.3
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
  Total stockholders' equity       1,375.1    1,357.8    1,348.5
    Total                         $8,851.9   $8,592.2   $8,136.6

DEERE & COMPANY                                   CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS  (Deere & Company
                                                      and
                                        Consolidated Subsidiaries
                                           Three Months Ended
                                                January 31
Millions of dollars (Unaudited)               1998       1997

Cash Flows from Operating Activities
Net income                                  $  203.3   $  176.7
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                        (809.0)    (374.7)
    Net cash provided by (used for)
      operating activities                    (605.7)    (198.0)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      1,492.7    1,459.5
Proceeds from maturities and
  sales of marketable securities                36.9       25.1
Cost of financing receivables acquired      (1,725.7)  (1,686.5)
Purchases of marketable securities             (76.8)     (32.3)
Purchases of property and equipment            (73.0)     (68.1)
Cost of operating leases acquired             (117.9)     (89.4)
Acquisitions of businesses                     (38.5)      (6.8)
Other                                           82.6       72.5
  Net cash used for investing activities      (419.7)    (326.0)

Cash Flows from Financing Activities
Increase in short-term borrowings              979.5      616.7
Change in intercompany receivables/payables
Proceeds from long-term borrowings             306.0      145.0
Principal payments on long-term borrowings     (92.6)     (10.3)
Proceeds from issuance of common stock           6.6        3.2
Repurchases of common stock                   (132.8)    (100.2)
Dividends paid                                 (50.2)     (51.6)
Other                                                       (.1)
  Net cash provided by (used for)
    financing activities                     1,016.5      602.7

Effect of Exchange Rate Changes on Cash         (1.9)      (4.1)

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (10.8)      74.6
Cash and Cash Equivalents at
  Beginning of Period                          330.0      291.5
Cash and Cash Equivalents at End of Period  $  319.2   $  366.1


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the Consolidated" data.

DEERE & COMPANY                             EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Deere & Company
Three Months Ended January 31                   with Financial
                                                 Services on
Millions of dollars  (Unaudited)               the Equity Basis)

                                              Three Months Ended
                                                  January 31
                                                1998      1997

Cash Flows from Operating Activities
Net income                                     $ 203.3   $ 176.7
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                          (879.8)   (420.5)
    Net cash provided by (used for)
      operating activities                      (676.5)   (243.8)
Cash Flows from Investing Activities

Collections and sales of financing receivables    10.1      28.1
Proceeds from maturities and sales of
  marketable securities
Cost of financing receivables acquired           (10.3)     (7.4)
Purchases of marketable securities
Purchases of property and equipment              (71.2)    (65.8)
Cost of operating leases acquired                (16.1)    (18.4)
Acquisitions of businesses                       (38.5)     (6.8)
Other                                             10.9      21.7
  Net cash used for investing activities        (115.1)    (48.6)

Cash Flows from Financing Activities
Increase in short-term borrowings                869.9      65.6
Change in intercompany receivables/payables      (56.1)     69.0
Proceeds from long-term borrowings
Principal payments on long-term borrowings        (1.1)    (10.3)
Proceeds from issuance of common stock             6.6       3.2
Repurchases of common stock                     (132.8)   (100.2)
Dividends paid                                   (50.2)    (51.6)
Other                                                        (.1)
  Net cash provided by (used for)
    financing activities                         636.3     (24.4)

Effect of Exchange Rate Changes on Cash           (1.9)     (4.1)

Net Increase (Decrease) in Cash and
  Cash Equivalents                              (157.2)   (320.9)
Cash and Cash Equivalents at
  Beginning of Period                            411.2     624.8
Cash and Cash Equivalents at End of Period     $ 254.0   $ 303.9

DEERE & COMPANY                                FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Three Months Ended January 31
                                               Three Months Ended
Millions of dollars (Unaudited                     January 31
                                              1998       1997
Cash Flows from Operating Activities
Net income                                  $   36.0   $   43.3
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                          54.1       22.5
    Net cash provided by (used for)
      operating activities                      90.1       65.8

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      1,482.6    1,431.4
Proceeds from maturities and
  sales of marketable securities                36.9       25.1
Cost of financing receivables acquired      (1,715.4)  (1,679.1)
Purchases of marketable securities             (76.8)     (32.3)
Purchases of property and equipment             (1.8)      (2.3)
Cost of operating leases acquired             (101.8)     (71.0)
Acquisitions of businesses
Other                                           72.9       50.8
  Net cash used for investing activities      (303.4)    (277.4)

Cash Flows from Financing Activities
Increase in short-term borrowings              109.6      551.1
Change in intercompany receivables/payables   (113.3)    (445.3)
Proceeds from long-term borrowings             306.0      145.0
Principal payments on long-term borrowings     (91.5)
Proceeds from issuance of common stock
Repurchases of common stock
Dividends paid                                 (19.3)     (20.0)
Other                                           (1.3)
  Net cash provided by (used for)
    financing activities                       190.2      230.8

Effect of Exchange Rate Changes on Cash

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (23.1)      19.2
Cash and Cash Equivalents at
  Beginning of Period                          268.8      211.6
Cash and Cash Equivalents at End of Period   $ 245.7   $  230.8

Notes to Interim Financial Statements

1. The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

2. The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - These data include the Company's agricultural equipment, construction equipment and commercial and consumer equipment operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services - These data include the Company's credit, insurance and health care subsidiaries.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the Company" refer to the entire enterprise.

3. An analysis of the Company's retained earnings follows in millions of dollars:

                                           Three Months Ended
                                               January 31
                                            1998        1997
Balance, beginning of period              $3,048.4    $2,299.5
Net income                                   203.3       176.7
Dividend declared                            (54.8)      (51.0)
Other                                         (2.6)
Balance, end of period                    $3,194.3    $2,425.2

4. An analysis of the cumulative translation adjustment follows in millions of dollars:

                                            Three Months Ended
                                                January 31
                                             1998        1997
Balance, beginning of period                $(57.4)     $(14.0)
Translation adjustment                       (29.9)      (12.4)
Income taxes applicable to translation
  adjustments                                  (.2)       (2.8)
Balance, end of period                      $(87.5)     $(29.2)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out
(FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                              January 31  October 31  January 31
                                 1998        1997        1997
Raw materials and supplies      $  259      $  228      $  238
Work-in-process                    532         427         459
Finished machines and parts      1,686       1,430       1,527
Total FIFO value                 2,477       2,085       2,224
Adjustment to LIFO basis         1,013       1,012       1,030
Inventories                     $1,464      $1,073      $1,194

6. During the first three months of 1998, the Financial Services subsidiaries received proceeds from the sale of retail notes of $12 million. At January 31, 1998, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,182 million and the Company's maximum exposure under all related recourse provisions was $171 million.

At January 31, 1998, the Company had commitments of approximately
$112 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                                             Three Months Ended
                                                 January 31
                                               1998      1997
Dividends declared                             $.22      $.20
Dividends paid                                 $.20      $.20

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                        Three Months Ended
                                            January 31
                                                              %
                                                            Change
Net Sales:
  Agricultural Equipment                  $1,451    $1,273    + 14
  Construction equipment                     578       461    + 25
  Commercial and consumer equipment          376       269    + 40
    Total net sales                        2,405     2,003    + 20
Financial Services revenues                  401       354    + 13
Other revenues                                40        39    +  3
    Total net sales and revenues          $2,846    $2,396    + 19

United States and Canada:
  Equipment net sales                     $1,815    $1,415    + 28
  Financial Services revenues                401       354    + 13
    Total                                  2,216     1,769    + 25
Overseas Net sales                           590       588
Other revenues                                40        39    +  3
    Total net sales and revenues          $2,846    $2,396    + 19

Operating profit**:
  Agricultural equipment                  $  206    $  195    +  6
  Construction equipment                      64        38    + 68
  Commercial and consumer equipment           18         4    +350
  Equipment Operations*                      288       237    + 22
  Financial Services                          57        68    - 16
    Total operating profit                   345       305    + 13
Interest and corporate expenses-net          (24)      (22)   +  9
Income taxes                                (118)     (106)   + 11
    Net income                            $  203    $  177    + 15

 * Includes overseas operating profit
     as follows:                          $   57    $   69    - 17

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

9.  In the first quarter of 1998, the Company adopted FASB
Statement No. 128, Earnings per Share. This Statement requires the presentation of basic and diluted net income per share, and a reconciliation between these two amounts. Diluted net income per share was restated for the prior period.

A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                        Three Months Ended
                                            January 31
                                          1998      1997

Net income                               $203.3    $176.7
Average shares outstanding                249.5     256.1
Basic net income per share               $  .81    $  .69

Average shares outstanding                249.5     256.1
Effect of dilutive securities:
  Stock options                             2.6       2.4
  Other                                      .3        .2
    Total potential shares outstanding    252.4     258.7
Diluted net income per share             $  .81    $  .68

Stock options to purchase 2.2 million shares during the first quarter of 1998 and 1.6 million shares during the first quarter of 1997 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the related periods.

10. In December 1997, the Company granted options to employees for the purchase of 1.7 million shares of common stock at an exercise price of $56.50 per share and .5 million shares at an exercise price of $82.19 per share. At January 31, 1998, options for 8.1 million shares were outstanding at option prices in a range of $15.60 to $82.19 per share and a weighted-average exercise price of $39.21 per share. A total of 12.6 million shares remained available for the granting of future options.

11. The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit matters and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

12. In December 1997, the Company announced the extension of its stock repurchase program and authorized an additional $1 billion of such repurchases. At the Company's discretion, repurchases of common stock are being made from time to time in the open market and through privately negotiated transactions. During the first quarter of 1998, the Company repurchased $95 million of common stock related to the extended program and $38 million for ongoing stock option and restricted stock plans.

13. In December 1997, the Company invested $39 million for a 49 percent interest in Cameco Industries, Inc., primarily a manufacturer of sugarcane harvesters and forestry equipment located in Thibodaux, Louisiana. The initial goodwill acquired was $27 million, which will be amortized to expense over 10 years. The Company has also agreed to purchase the remaining 51 percent interest for $40 million within 12 months of the first investment. Cameco has been consolidated beginning in the first quarter of 1998 and the purchase did not have a material effect on the Company's operating results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record first quarter worldwide net income of $203.3 million, or $.81 per share, for the period ended January 31, an increase of 15 percent compared with $176.7 million, or $.69 per share, in the first quarter of 1997. Net income per share rose by 17 percent due to ongoing share repurchases. Significant revenue growth and continued favorable margins were the primary reasons for the strong results. Strong customer response to new products and continuing progress from the Company's quality improvement initiatives is driving the earnings performance, even as spending has increased for growth initiatives and as some global markets have become more challenging.

Worldwide net sales and revenues rose 19 percent to $2,846 million for the first quarter, compared with $2,396 million last year.
Net sales to dealers of agricultural, construction, and commercial and consumer equipment were $2,405 million for the quarter, compared to $2,003 million last year. Export sales from the U.S. remained robust, totaling $444 million for the quarter, compared with $392 million last year. Overseas sales were approximately equal to last year's first quarter total. Overall, the Company's worldwide physical volume of sales increased 22 percent for the first quarter of 1998 compared to the same period last year.

The Company's worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had record income of $166.9 million for the first quarter, compared with $135.4 million last year. Worldwide equipment operating profit increased to $288 million in the first quarter, compared with $237 million a year ago.

- Worldwide agricultural equipment operating profit was $206 million for the quarter, compared with $195 million last year, reflecting higher sales and production volumes, partially offset by higher expenses related to the development of new products and markets, higher sales incentive costs and a less favorable sales mix.

- Worldwide construction equipment operating profit totaled $64 million for the quarter, in comparison with $38 million last year. The increase reflected higher sales and production volumes and improved operating efficiencies, partially offset by growth expenditures and start-up expenses primarily at the new engine facility in Torreon, Mexico.

- Worldwide commercial and consumer equipment operating profit was $18 million for the quarter compared with $4 million last year. Results benefited from higher sales and production volumes and a more favorable yen exchange rate, partially offset by start-up costs at new facilities and growth expenditures.

The ratio of cost of goods sold to net sales of the Equipment
Operations was 77.8 percent in the first quarter of 1998 compared to 76.7 percent in the same period last year. Additional information on business segments is presented in Note 8 to the interim financial statements.

Net income of the Company's credit operations was $32.9 million for both the first quarter of 1998 and 1997. The higher income from a larger average receivable and lease portfolio financed was offset by higher operating expenses, lower securitization and servicing fee income and narrower financing spreads. Total revenues of the credit operations increased 21 percent from $178 million in the first quarter of 1997 to $216 million in the first quarter of 1998.

The average balance of receivables and leases financed was 12 percent higher in the first three months of 1998 compared to the same period last year. Interest expense increased 25 percent compared with the first quarter of 1997 as a result of an increase in average borrowings and higher borrowing rates this year. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.54 to 1 during the first three months this year compared with 1.69 to 1 in the comparable period of 1997.

Net income from insurance operations was $5.5 million in the first quarter of 1998 compared with $9.0 million last year, primarily due to less favorable underwriting results. For the three-month period, insurance premiums decreased 13 percent in 1998 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased 8 percent this year.

The health care operations incurred a net loss of $2.4 million in the first quarter of 1998 compared with net income of $1.4 million last year. The loss primarily reflected reduced margins caused by very competitive industry conditions. Health care premiums and administrative services revenues increased 14 percent in the first three months of 1998 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 22 percent this year.

Market Conditions and Outlook

Worldwide demand for John Deere agricultural equipment remained strong for the quarter as a result of favorable fundamentals in the farm economy and excellent customer response to new products. With regard to the future, worldwide commodity carryover stocks should remain relatively low, while grain and soybean prices, although trending down, are expected to continue at profitable levels. Near term commodity price volatility could increase until the full effects of El Nino are known. At the same time, U.S. farm cash receipts are expected to remain near, or slightly below, the high levels of the previous two years. U.S. farmers' balance sheets should remain strong as a result of rising farmland prices and low interest rates. With regard to the Asian economic situation, the Company does not have significant sales to the region, and, according to the U.S. Department of Agriculture, farm exports to Asia are expected to show only a modest decline for the year. However, the Asian financial crisis is contributing to global uncertainty, currency realignments and pricing challenges in some parts of the world. Concurrently, worldwide commodity consumption is expected to increase again this year, and overall fundamentals are expected to remain generally favorable for farm equipment sales in 1998.

Construction equipment demand is expected to remain strong in 1998, sustained by low interest rates, moderate economic growth and low inflation. Housing starts are expected to approximate last year's level, while expenditures on highways and streets are anticipated to grow in connection with the approval of pending federal highway legislation.

Sales for commercial and consumer equipment are expected to benefit from growing incomes, low interest rates, moderate economic growth, a strong housing market and new product introductions.

The credit operations' performance is expected to improve this year as a result of strong demand for John Deere products and favorable economic conditions. The insurance operations will continue to face competitive market conditions, with results expected to fall below last year's levels. Although health care operations continue to experience margin pressures and a very competitive environment, significant improvement is expected for 1998 over the previous year.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to increase by approximately 8 percent in 1998 compared with 1997. Second quarter physical volumes are projected to be 13 percent higher than comparable levels for the second quarter of 1997.

Overall, the general fundamentals of the Company's business remain favorable. With the commitment of the Company's employees and enthusiastic support of its dealers, the Company is confident the strong operating performance will continue for the remainder of 1998.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" heading, which relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, construction and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions such as El Nino, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. Economic difficulties in Asia could affect North American grain and meat export prospects and could trigger instability in the world's financial markets. The Company's outlook is based upon assumptions relating to the factors described above. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

In the first quarter of 1998, negative cash flows from operating activities of $677 million resulted primarily from an increase in trade receivables and Company-owned inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment, an increase in receivables from Financial Services and payment of dividends, were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Negative cash flows from operating activities of $244 million in the first quarter of 1997 resulted primarily from an increase in Company-owned inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and a reduction in trade and other receivables. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment and payment of dividends, were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings.

Equipment Operations' assets at January 31, 1998 were 72.6 percent of the last 12 months net sales, compared with 72.2 percent a year ago.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Although trade receivables increased $193 million during the first quarter and $510 million compared to one year ago, the ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 31 percent at January 31, 1998, 30 percent at October 31, 1997 and 31 percent at January 31, 1997. North American agricultural, construction, and commercial and consumer equipment trade receivables increased approximately $250 million, $50 million and $150 million, respectively, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $60 million higher than a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 5 percent at January 31, 1998, 5 percent at October 31, 1997 and 8 percent at January 31, 1997.

Company-owned inventories at January 31, 1998 have increased by $392 million compared with the end of the previous fiscal year and $271 million compared to one year ago, primarily reflecting a seasonal increase in the first quarter and increased production and sales volumes from a year ago. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by only 11 percent from a year ago, compared to an increase in net sales of 20 percent during the same periods.

Total interest-bearing debt of the Equipment Operations was $1,588 million at January 31, 1998 compared with $711 million at the end of fiscal year 1997 and $898 million at January 31, 1997. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 28 percent, 15 percent and 20 percent at January 31, 1998, October 31, 1997 and January 31, 1997, respectively.

Financial Services

The Financial Services' credit subsidiaries rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit subsidiaries periodically sell substantial amounts of retail notes. The insurance and health care operations generate their funds through internal operations and intercompany loans.

During the first quarter of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables. Cash provided from Financial Services operating activities was $90 million in the current quarter. Cash provided by financing activities totaled $190 million in 1998, primarily resulting from a $211 million increase in total borrowings, which was partially offset by payment of a $19 million dividend to the Equipment Operations. Cash used for investing activities totaled $303 million in the current quarter, primarily due to the cost of financing receivables and leases acquired exceeding collections. Cash and cash equivalents decreased $23 million during the first quarter.

In the first quarter of 1997, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables. Cash provided from Financial Services operating activities was $66 million in the first quarter of 1997. Cash provided by financing activities totaled $231 million in 1997, resulting from a $251 million increase in total borrowings, which was partially offset by payment of a $20 million dividend to the Equipment Operations. Cash used for investing activities totaled $277 million in 1997, primarily due to the cost of financing receivables and leases acquired exceeding collections. Cash and cash equivalents increased $19 million during the first quarter of last year.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first quarter and last 12 months, marketable securities have increased $48 million and decreased $10 million, respectively. The increase in the first quarter was primarily due to the investment of the insurance operation's cash and cash equivalents held at the beginning of the year.

Financing receivables and leases increased by $263 million in the first quarter of 1998 and $789 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the last 12 months due to the cost of financing receivables and leases acquired exceeding collections, which was partially offset by the sale of retail notes during the same period. Total acquisitions of financing receivables and leases were 4 percent higher in the first quarter of 1998 compared with the same period last year. At January 31, 1998, the levels of retail notes, wholesale receivables, leases and revolving charge accounts were all higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $8,347 million at January 31, 1998 compared with $8,416 million at October 31, 1997 and $7,512 million at January 31, 1997. At January 31, 1998, the unpaid balance of all retail notes previously sold was $1,182 million compared with $1,515 million at October 31, 1997 and $1,137 million at January 31, 1997.

Total outside interest-bearing debt of the credit subsidiaries was $5,988 million at January 31, 1998 compared with $5,686 million at the end of fiscal year 1997 and $5,415 million at January 31, 1997. Total outside borrowings increased during the first quarter of 1998 and the past 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.7 to 1 at January 31, 1998 compared with 6.6 to 1 at October 31, 1997 and
6.5 to 1 at January 31, 1997.

During the first three months of 1998, John Deere Capital
Corporation issued $200 million of 5.85% notes due in 2001.  The
Capital Corporation also issued $106 million and retired $92 million of medium-term notes during the first quarter of 1998.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $4,368 million at January 31, 1998, $705 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,146 million at January 31, 1998 compared with $4,147 million at October 31, 1997 and $3,574 million at January 31, 1997. The increase in equity due to net income of $203 million for the first three months of 1998 was primarily offset by an increase in common stock in treasury of $123 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $55 million and a $30 million change in the cumulative translation adjustment.

The Board of Directors at its meeting on February 25, 1998 declared a quarterly dividend of 22 cents per share payable May 1, 1998 to stockholders of record on March 31, 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

See the Company's most recent annual report filed on Form 10-K
(Item 7A).  There has been no material change in this information.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note (11) to the Interim Financial Statements.

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

  (a)      Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

  (b)      Reports on Form 8-K

Current Report on Form 8-K dated November 25, 1997 (Item 7).
Current Report on Form 8-K dated December 3, 1997 (Items 5 and 7).

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 DEERE & COMPANY



Date:  March 6, 1998          By:  s/ Nathan J. Jones
       -------------               ------------------
                                      Nathan J. Jones
                                      Senior Vice President,
                                      Principal Financial Officer
                                      and Principal Accounting
                                      Officer

INDEX TO EXHIBITS

Exhibit                                                     Page
                                                           Number

2       Not applicable                                        -

3       Not applicable                                        -

4       Not applicable                                        -

10      Not applicable                                        -

11      Not applicable                                        -

12      Computation of ratio of earnings to
        fixed charges                                        25

15      Not applicable                                        -

18      Not applicable                                        -

19      Not applicable                                        -

22      Not applicable                                        -

23      Not applicable                                        -

24      Not applicable                                        -

27      Financial data schedule                              28

99      Not applicable                                        -