Form 10-Q
period 1998-04-30
DEERE & CO
filed 1998-06-09
CIK 315189

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D. C. 20549

                 ------------------------

                       FORM 10-Q

                 ------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
    For the quarterly period ended April 30, 1998


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

    At April 30, 1998, 244,854,197 shares of common stock, $1 par value, of the registrant were outstanding.

-----------------------------------------------------------------

                   Index to Exhibits:  Page 29

                  PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
Three Months Ended April 30           Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                              Three Months Ended
(Unaudited)                                         April 30,
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $3,609.9  $3,107.6
Finance and interest income                      239.1     205.7
Insurance and health care premiums               174.7     171.3
Investment income                                 16.5      16.9
Other income                                      29.4      19.6
    Total                                      4,069.6   3,521.1

Costs and Expenses
Cost of goods sold                             2,737.2   2,319.4
Research and development expenses                114.2     106.6
Selling, administrative and general
  expenses                                       340.6     335.7
Interest expense                                 129.2     103.7
Insurance and health care claims
  and benefits                                   139.1     127.7
Other operating expenses                          41.9      20.2
    Total                                      3,502.2   3,013.3

Income of Consolidated Group
  Before Income Taxes                            567.4     507.8
Provision for income taxes                       205.2     188.7
Income of Consolidated Group                     362.2     319.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          .2      (.3)
    Insurance
    Health care                                     .1
    Other                                          2.7        .7
      Total                                        3.0        .4

Net Income                                    $  365.2  $  319.5


Per Share:
  Net income                                  $   1.48  $   1.25
  Net income - diluted                        $   1.45  $   1.24

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

                 PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
Three Months Ended April 30            Financial Services on the
                                             Equity Basis)
Millions of dollars except per
  share amounts                               Three Months Ended
(Unaudited)                                         April 30,
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $3,609.9  $3,107.6
Finance and interest income                       30.6      25.0
Insurance and health care premiums
Investment income
Other income                                       9.4       8.7
    Total                                      3,649.9   3,141.3

Costs and Expenses
Cost of goods sold                             2,741.9   2,322.0
Research and development expenses                114.2     106.6
Selling, administrative and general
  expenses                                       243.1     242.2
Interest expense                                  33.7      21.5
Insurance and health care claims
  and benefits
Other operating expenses                          13.6       3.4
    Total                                      3,146.5   2,695.7

Income of Consolidated Group
  Before Income Taxes                            503.4     445.6
Provision for income taxes                       182.1     167.0
Income of Consolidated Group                     321.3     278.6
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                        35.3      31.6
    Insurance                                      4.3       8.2
    Health care                                    1.6        .4
    Other                                          2.7        .7
      Total                                       43.9      40.9

Net Income                                    $  365.2  $  319.5

               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per
  share amounts                               Three Months Ended
(Unaudited)                                         April 30,
                                                  1998    1997
Net Sales and Revenues
Net sales of equipment
Finance and interest income                      $212.3  $181.4
Insurance and health care premiums                182.0   176.1
Investment income                                  16.5    16.9
Other income                                       21.0    12.0
    Total                                         431.8   386.4

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                         98.9    95.3
Interest expense                                   99.3    83.0
Insurance and health care claims
  and benefits                                    141.2   129.2
Other operating expenses                           28.4    16.7
    Total                                         367.8   324.2

Income of Consolidated Group
  Before Income Taxes                              64.0    62.2
Provision for income taxes                         23.1    21.7
Income of Consolidated Group                       40.9    40.5
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                           .2     (.3)
    Insurance
    Health care                                      .1
    Other
      Total                                          .3     (.3)

Net Income                                       $ 41.2  $ 40.2

               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
Six Months Ended April 30             Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                 Six Months Ended
(Unaudited)                                        April 30,
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $6,014.6  $5,110.2
Finance and interest income                      472.4     398.2
Insurance and health care premiums               343.7     333.2
Investment income                                 33.5      31.9
Other income                                      51.5      43.6
    Total                                      6,915.7   5,917.1

Costs and Expenses
Cost of goods sold                             4,603.7   3,849.0
Research and development expenses                208.8     193.0
Selling, administrative and general
  expenses                                       623.7     597.6
Interest expense                                 244.0     198.6
Insurance and health care claims
  and benefits                                   277.7     251.5
Other operating expenses                          69.5      34.3
    Total                                      6,027.4   5,124.0

Income of Consolidated Group
  Before Income Taxes                            888.3     793.1
Provision for income taxes                       323.0     294.8
Income of Consolidated Group                     565.3     498.3
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                                  (.8)
    Insurance
    Health care                                     .1
    Other                                          3.1     (1.3)
      Total                                        3.2     (2.1)

Net Income                                    $  568.5  $  496.2


Per Share:
  Net income                                  $   2.29  $   1.94
  Net income - diluted                        $   2.26  $   1.92

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

              PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
Six Months Ended April 30              Financial Services on the
                                              Equity Basis)
Millions of dollars except per
  share amounts                                 Six Months Ended
(Unaudited)                                        April 30,
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $6,014.6  $5,110.2
Finance and interest income                       62.8      54.5
Insurance and health care premiums
Investment income
Other income                                      20.2      20.5
    Total                                      6,097.6   5,185.2

Costs and Expenses
Cost of goods sold                             4,612.9   3,857.7
Research and development expenses                208.8     193.0
Selling, administrative and general
  expenses                                       437.7     425.6
Interest expense                                  55.4      42.0
Insurance and health care claims
  and benefits
Other operating expenses                          15.3       3.9
    Total                                      5,330.1   4,522.2

Income of Consolidated Group
  Before Income Taxes                            767.5     663.0
Provision for income taxes                       279.3     249.0
Income of Consolidated Group                     488.2     414.0
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                        68.1      64.6
    Insurance                                      9.8      17.1
    Health care                                    (.7)      1.8
    Other                                          3.1     (1.3)
      Total                                       80.3      82.2

Net Income                                    $  568.5  $  496.2

                PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per
  share amounts                                 Six Months Ended
(Unaudited)                                         April 30,
                                                  1998    1997
Net Sales and Revenues
Net sales of equipment
Finance and interest income                      $415.5  $345.8
Insurance and health care premiums                357.4   349.1
Investment income                                  33.5    31.9
Other income                                       33.5    25.1
    Total                                         839.9   751.9

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                        189.8   178.4
Interest expense                                  194.5   158.6
Insurance and health care claims
  and benefits                                    280.6   254.4
Other operating expenses                           54.2    30.4
    Total                                         719.1   621.8

Income of Consolidated Group
  Before Income Taxes                             120.8   130.1
Provision for income taxes                         43.7    45.8
Income of Consolidated Group                       77.1    84.3
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                                  (.8)
    Insurance
    Health care                                      .1
    Other
      Total                                          .1     (.8)

Net Income                                       $ 77.2  $ 83.5

DEERE & COMPANY                            CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company and
                                    Consolidated Subsidiaries)
                                  Apr 30,    Oct 31,    Apr 30,
Millions of dollars (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments $   334.4  $   330.0  $   267.6
Cash deposited with
  unconsolidated subsidiaries
  Cash and cash equivalents         334.4      330.0      267.6
Marketable securities               867.0      819.6      850.3
Receivables from unconsolidated
  subsidiaries and affiliates        31.3       14.6       26.3
Trade accounts and notes
  receivable - net                4,383.8    3,333.8    3,639.6
Financing receivables - net       6,880.6    6,404.7    6,438.7
Other receivables                   364.7      412.7      411.0
Equipment on operating
  leases - net                      988.8      774.6      564.9
Inventories                       1,511.1    1,072.7    1,289.8
Property and equipment - net      1,554.1    1,524.1    1,334.0
Investments in unconsolidated
  subsidiaries and affiliates       154.6      149.9      129.9
Intangible assets - net             186.4      157.8      278.8
Prepaid pension costs               563.6      592.9       30.9
Deferred income taxes               529.6      543.6      648.1
Other assets and
  deferred charges                  203.2      188.8      162.6
    Total                       $18,553.2  $16,319.8  $16,072.5

Liabilities and Stockholders' Equity
Short-term borrowings           $ 5,993.3  $ 3,774.6  $ 4,257.7
Payables to unconsolidated
  subsidiaries and affiliates        33.9       48.7       49.0
Accounts payable and
  accrued expenses                2,704.4    2,839.7    2,609.5
Insurance and health care
  claims and reserves               392.6      414.7      411.7
Accrued taxes                       229.4      117.5      160.4
Deferred income taxes                21.5       21.4        9.8
Long-term borrowings              2,517.0    2,622.8    2,548.9
Retirement benefit accruals
  and other liabilities           2,395.8    2,333.2    2,312.9
    Total liabilities            14,287.9   12,172.6   12,359.9

Common stock, $1 par value
  (issued shares at
  April 30, 1998 - 263,849,669)   1,778.5    1,778.5    1,762.4
Retained earnings                 3,502.7    3,048.4    2,694.0
Minimum pension liability
  adjustment                        (14.0)     (14.0)    (235.4)
Cumulative translation adjustment   (79.4)     (57.4)     (48.8)
Unrealized gain on
  marketable securities              22.8       22.2        6.2
Unamortized restricted
  stock compensation                (15.2)     (17.4)     (19.8)
Common stock in treasury,
  at cost                          (930.1)    (613.1)    (446.0)
  Total stockholders' equity      4,265.3    4,147.2    3,712.6
    Total                       $18,553.2  $16,319.8  $16,072.5

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

DEERE & COMPANY                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company with
                                       Financial Services on
                                         the Equity Basis)

                                   Apr 30,    Oct 31,    Apr 30,
Millions of dollars (Unaudited)     1998       1997       1997

Assets
Cash and short-term investments $ 91.3 $ 61.2 $ 66.6 Cash deposited with unconsoli-
  dated subsidiaries                  222.7    350.0       57.7
  Cash and cash equivalents           314.0    411.2      124.3
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates         281.5     57.3      128.4
Trade accounts and notes
  receivable - net                  4,383.8  3,333.8    3,639.6
Financing receivables - net            79.7     83.5       82.3
Other receivables                                2.1
Equipment on operating
  leases - net                        194.7    193.9      162.3
Inventories                         1,511.1  1,072.7    1,289.8
Property and equipment - net        1,508.6  1,479.1    1,283.7
Investments in unconsolidated
  subsidiaries and affiliates       1,539.3  1,494.7    1,448.1
Intangible assets - net               178.2    148.4      269.8
Prepaid pension costs                 563.6    592.9       30.9
Deferred income taxes                 485.5    490.8      592.7
Other assets and deferred charges     134.5    123.8       96.0
    Total                         $11,174.5 $9,484.2   $9,147.9

Liabilities and Stockholders' Equity
Short-term borrowings             $ 1,741.5 $  171.1   $  410.8
Payables to unconsolidated
  subsidiaries and affiliates          33.9     54.8       49.0
Accounts payable and accrued
  expenses                          1,979.0  2,134.1    1,923.0
Insurance and health care
  claims and reserves
Accrued taxes                         219.8    114.2      157.9
Deferred income taxes                  21.1     21.4        9.5
Long-term borrowings                  551.7    539.9      599.3
Retirement benefit accruals
  and other liabilities             2,362.2  2,301.5    2,285.8
    Total liabilities               6,909.2  5,337.0    5,435.3

Common stock, $1 par value
  (issued shares at
  April 30, 1998 - 263,849,669)     1,778.5   1,778.5    1,762.4
Retained earnings                   3,502.7   3,048.4    2,694.0
Minimum pension liability
  adjustment                         (14.0)     (14.0)    (235.4)
Cumulative translation adjustment    (79.4)     (57.4)     (48.8)
Unrealized gain on marketable
  securities                          22.8       22.2        6.2
Unamortized restricted stock
  compensation                       (15.2)     (17.4)     (19.8)
Common stock in treasury, at cost   (930.1)    (613.1)    (446.0)
  Total stockholders' equity        4,265.3   4,147.2    3,712.6
    Total                         $11,174.5  $9,484.2   $9,147.9

DEERE & COMPANY                            FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                   Apr 30,    Oct 31,    Apr 30,
Millions of dollars  (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments   $  243.2   $  268.8   $  201.0
Cash deposited with
  unconsolidated subsidiaries
Cash and cash equivalents            243.2      268.8      201.0
Marketable securities                867.0      819.6      850.3
Receivables from unconsolidated
  subsidiaries and affiliates                     6.1
Trade accounts and notes
  receivable - net
Financing receivables - net        6,801.0    6,321.2    6,356.5
Other receivables                    364.7      410.6      411.0
Equipment on operating leases - net  794.1      580.7      402.6
Inventories
Property and equipment - net          45.5       45.0       50.3
Investments in unconsolidated
  subsidiaries and affiliates         17.6       13.0        5.4
Intangible assets - net                8.2        9.4        9.0
Prepaid pension costs
Deferred income taxes                 44.1       52.8       55.4
Other assets and deferred charges     68.6       65.0       66.6
    Total                         $9,254.0   $8,592.2   $8,408.1

Liabilities and Stockholders' Equity
Short-term borrowings             $4,251.8   $3,603.5   $3,846.9
Payables to unconsolidated
  subsidiaries and affiliates        473.0      392.7      159.8
Accounts payable and accrued
  expenses                           725.4      705.6      686.5
Insurance and health care
  claims and reserves                392.6      414.7      411.7
Accrued taxes                          9.6        3.2        2.5
Deferred income taxes                   .4                    .3
Long-term borrowings               1,965.3    2,082.9    1,949.6
Retirement benefit accruals
  and other liabilities               33.6       31.8       27.2
    Total liabilities              7,851.7    7,234.4    7,084.5

Common stock, $1 par value
  (issued shares at
  April 30, 1998 - 263,849,669)      237.1      238.4      209.4
Retained earnings                  1,150.2    1,104.5    1,113.9
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                          (7.8)      (7.3)     (5.9)
Unrealized gain on marketable
  securities                          22.8       22.2        6.2
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
  Total stockholders' equity       1,402.3    1,357.8    1,323.6
    Total                         $9,254.0   $8,592.2   $8,408.1

DEERE & COMPANY                                   CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS  (Deere & Company
                                                      and
Six Months Ended April 30              Consolidated Subsidiaries
                                            Six Months Ended
                                                 April 30,
Millions of dollars (Unaudited)               1998       1997

Cash Flows from Operating Activities
Net income                                  $  568.5   $  496.2
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                      (1,210.9)    (660.3)
    Net cash provided by (used for)
      operating activities                    (642.4)    (164.1)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      3,130.8    2,811.4
Proceeds from maturities and
  sales of marketable securities                73.1       86.6
Cost of financing receivables acquired      (3,603.1)  (3,317.0)
Purchases of marketable securities            (117.3)     (78.7)
Purchases of property and equipment           (161.2)    (147.3)
Cost of operating leases acquired             (345.6)    (217.6)
Acquisitions of businesses                     (48.4)      (8.7)
Other                                           95.9       54.6
  Net cash used for investing activities      (975.8)    (816.7)

Cash Flows from Financing Activities
Increase in short-term borrowings            1,659.7      849.1
Change in intercompany receivables/payables
Proceeds from long-term borrowings             781.0      455.0
Principal payments on long-term borrowings    (334.2)     (39.0)
Proceeds from issuance of common stock          20.7       10.9
Repurchases of common stock                   (346.8)    (212.1)
Dividends paid                                (157.5)    (102.8)
Other                                             .9        (.6)
  Net cash provided by (used for)
    financing activities                     1,623.8      960.5

Effect of Exchange Rate Changes on Cash         (1.2)      (3.6)

Net Increase (Decrease) in Cash and
  Cash Equivalents                               4.4      (23.9)
Cash and Cash Equivalents at
  Beginning of Period                          330.0      291.5
Cash and Cash Equivalents at End of Period  $  334.4   $  267.6


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the Consolidated" data.

DEERE & COMPANY                             EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Deere & Company
Six Months Ended April 30                       with Financial
                                                 Services on
Millions of dollars  (Unaudited)               the Equity Basis)

                                               Six Months Ended
                                                   April 30,
                                                1998      1997

Cash Flows from Operating Activities
Net income                                  $   568.5   $ 496.2
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                       (1,344.6)   (707.3)
    Net cash provided by (used for)
      operating activities                     (776.1)   (211.1)
Cash Flows from Investing Activities

Collections and sales of financing receivables   15.3      30.5
Proceeds from maturities and sales of
  marketable securities
Cost of financing receivables acquired          (11.7)    (10.5)
Purchases of marketable securities
Purchases of property and equipment            (156.6)   (142.2)
Cost of operating leases acquired               (37.5)    (36.0)
Acquisitions of businesses                      (43.7)     (8.7)
Other                                            43.3      20.5
  Net cash used for investing activities       (190.9)   (146.4)

Cash Flows from Financing Activities
Increase in short-term borrowings             1,593.8     186.5
Change in intercompany receivables/payables (213.5) (9.9) Proceeds from long-term borrowings
Principal payments on long-term borrowings      (26.7)    (11.5)
Proceeds from issuance of common stock           20.7      10.9
Repurchases of common stock                    (346.8)   (212.1)
Dividends paid                                 (157.5)   (102.8)
Other                                              .9       (.6)
  Net cash provided by (used for)
    financing activities                        870.9    (139.5)

Effect of Exchange Rate Changes on Cash          (1.1)     (3.5)

Net Increase (Decrease) in Cash and
  Cash Equivalents                              (97.2)   (500.5)
Cash and Cash Equivalents at
  Beginning of Period                           411.2     624.8
Cash and Cash Equivalents at End of Period    $ 314.0   $ 124.3

DEERE & COMPANY                               FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended April 30
                                               Six Months Ended
Millions of dollars (Unaudited                    April 30,
                                              1998       1997
Cash Flows from Operating Activities
Net income                                  $   77.2   $   83.5
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                          88.3       36.3
    Net cash provided by (used for)
      operating activities                     165.5      119.8

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      3,115.5    2,780.9
Proceeds from maturities and
  sales of marketable securities                73.1       86.6
Cost of financing receivables acquired      (3,591.4)  (3,306.5)
Purchases of marketable securities            (117.3)     (78.7)
Purchases of property and equipment             (4.7)      (5.1)
Cost of operating leases acquired             (308.2)    (181.5)
Acquisitions of businesses                      (4.6)
Other                                           53.9       33.9
  Net cash used for investing activities      (783.7)    (670.4)

Cash Flows from Financing Activities
Increase in short-term borrowings               65.9      662.6
Change in intercompany receivables/payables     86.3     (477.2)
Proceeds from long-term borrowings             781.0      455.0
Principal payments on long-term borrowings    (307.5)     (27.5)
Proceeds from issuance of common stock
Repurchases of common stock
Dividends paid                                 (31.8)     (72.8)
Other                                           (1.3)
  Net cash provided by (used for)
    financing activities                       592.6      540.1

Effect of Exchange Rate Changes on Cash                     (.1)

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (25.6)     (10.6)
Cash and Cash Equivalents at
  Beginning of Period                          268.8      211.6
Cash and Cash Equivalents at End of Period   $ 243.2   $  201.0

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

3. An analysis of the Company's retained earnings follows in millions of dollars:

                          Three Months         Six Months
                             Ended               Ended
                            April 30,           April 30,
                         1998      1997      1998      1997
Balance, beginning of
  period               $3,194.3  $2,425.2  $3,048.4  $2,299.5
Net income                365.2     319.5     568.5     496.2
Dividend declared         (54.0)    (50.7)   (108.8)   (101.7)
Other                      (2.8)               (5.4)
Balance, end of period $3,502.7  $2,694.0  $3,502.7  $2,694.0

4. An analysis of the cumulative translation adjustment follows in millions of dollars:

                         Three Months       Six Months
                            Ended             Ended
                           April 30,         April 30,
                         1998     1997     1998      1997
Balance, beginning of
  period                $(87.5)  $(29.2)  $(57.4)  $(14.0)
Translation adjustment     (.1)   (16.8)   (21.7)   (29.2)
Income taxes applicable
  to translation
  adjustments              8.2     (2.8)     (.3)    (5.6)
Balance, end of period  $(79.4)  $(48.8)  $(79.4)   (48.8)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                               April 30,  October 31,  April 30,
                                 1998        1997        1997
Raw materials and supplies      $  268      $  228      $  237
Work-in-process                    516         427         467
Finished machines and parts      1,740       1,430       1,598
Total FIFO value                 2,524       2,085       2,302
Adjustment to LIFO basis         1,013       1,012       1,012
Inventories                     $1,511      $1,073      $1,290

6. During the first six months of 1998, the Financial Services subsidiaries received proceeds from the sale of retail notes of $243 million. At April 30, 1998, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,118 million and the Company's maximum exposure under all related recourse provisions was $158 million.

At April 30, 1998, the Company had commitments of approximately
$132 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                  Three Months Ended       Six Months Ended
                       April 30,               April 30,
                    1998      1997          1998      1997
Dividends declared  $.22      $.20          $.44      $.40
Dividends paid*     $.44      $.20          $.64      $.40

* In 1998, the payment dates for the dividends declared in the first and second quarters were both included in the second quarter. Each dividend was $.22 per share.

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                    Three Months Ended
                                         April 30,
                                                      %
                                     1998     1997  Change
Net sales:
  Agricultural equipment            $2,217   $1,949  +14
  Construction equipment               715      591  +21
  Commercial and consumer equipment    678      568  +19
    Total net sales                  3,610    3,108  +16
Financial Services revenues            424      381  +11
Other revenues                          36       32  +13
    Total net sales and revenues    $4,070   $3,521  +16

United States and Canada:
  Equipment net sales               $2,733   $2,221  +23
  Financial Services revenues          424      381  +11
    Total                            3,157    2,602  +21
Overseas Net sales                     877      887  - 1
Other revenues                          36       32  +13
    Total net sales and revenues    $4,070   $3,521  +16

Operating profit**:
  Agricultural equipment            $  364   $  339  + 7
  Construction equipment                91       77  +18
  Commercial and consumer equipment     96       58  +66
  Equipment Operations*                551      474  +16
  Financial Services                    64       62  + 3
    Total operating profit             615      536  +15
Interest and corporate expenses-net    (45)     (28) +61
Income taxes                          (205)    (189) + 8
    Net income                      $  365   $  319  +14

 * Includes overseas operating
     profit as follows:             $  105   $  112  - 6

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

                                    Six Months Ended
                                        April 30,
                                                      %
                                     1998     1997  Change
Net sales:
  Agricultural equipment            $3,668   $3,221  +14
  Construction equipment             1,293    1,052  +23
  Commercial and consumer equipment  1,054      837  +26
    Total net sales                  6,015    5,110  +18
Financial Services revenues            825      735  +12
Other revenues                          76       72  + 6
    Total net sales and revenues    $6,916   $5,917  +17

United States and Canada:
  Equipment net sales               $4,548   $3,635  +25
  Financial Services revenues          825      735  +12
    Total                            5,373    4,370  +23
Overseas Net sales                   1,467    1,475  - 1
Other revenues                          76       72  + 6
    Total net sales and revenues    $6,916   $5,917  +17

Operating profit**:
  Agricultural equipment            $  570   $  534  + 7
  Construction equipment               155      115  +35
  Commercial and consumer equipment    114       62  +84
  Equipment Operations*                839      711  +18
  Financial Services                   121      129  - 6
    Total operating profit             960      840  +14
Interest and corporate expenses-net    (69)     (49) +41
Income taxes                          (323)    (295) + 9
    Net income                      $  568   $  496  +15

 * Includes overseas operating
     profit as follows:             $  162   $  181  -10

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

A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                   Six Months
                                      Ended
                                    April 30,
                                  1998    1997

Net income                       $568.5  $496.2
Average shares outstanding        248.1   255.3
Basic net income per share       $ 2.29  $ 1.94

Average shares outstanding        248.1   255.3
Effect of dilutive securities:
  Stock options                     2.8     2.4
  Other                              .2      .1
    Total potential shares
      outstanding                 251.1   257.8
Diluted net income per share     $ 2.26  $ 1.92

Stock options to purchase .5 million shares during the first six months of 1998 and .1 million shares during the first six months of 1997 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the related periods.

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

11. In December 1997, the Company announced the extension of its stock repurchase program and authorized an additional $1 billion of such repurchases. At the Company's discretion, repurchases of common stock are being made from time to time in the open market and through privately negotiated transactions. During the first six months of 1998, the Company repurchased $269 million of common stock under the extended program and $78 million for ongoing stock option and restricted stock plans.

12. In December 1997, the Company invested $39 million for a 49 percent interest in Cameco Industries, Inc., primarily a manufacturer of sugarcane harvesters and forestry equipment located in Thibodaux, Louisiana. The initial goodwill acquired was $27 million, which will be amortized to expense over 10 years. The Company has also agreed to purchase the remaining 51 percent interest for $40 million within 12 months of the first investment. Cameco has been consolidated beginning in the first quarter of 1998 and the purchase did not have a material effect on the Company's operating results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record worldwide net income of $365.2 million, or $1.48 per share, for the second quarter of 1998, an increase of 14 percent in net income and 18 percent in earnings per share compared with $319.5 million, or $1.25 per share, in the second quarter of 1997. Net income for the first six months was $568.5 million, or $2.29 per share, an increase of 15 percent in net income and 18 percent in earnings per share compared with $496.2 million, or $1.94 per share, for the same period last year. Earnings per share continued to benefit from the share repurchase program. Strong revenue growth, excellent customer response to new products and continuing progress in quality initiatives were the primary drivers of the Company's earnings performance. These results are particularly gratifying as the Company continues to make significant investments in quality and growth initiatives to help enhance its leadership in the global marketplace.

Worldwide net sales and revenues for the second quarter rose 16 percent to $4,070 million and 17 percent to $6,916 million for the first six months of 1998 compared with $3,521 million and $5,917 million, respectively, for the same periods last year. Net sales of the agricultural, construction, and commercial and consumer equipment divisions increased 16 percent to $3,610 million for the quarter and 18 percent to $6,015 million for the first six months compared with $3,108 million and $5,110 million for the same periods a year ago. These increases were in response to strong retail demand for the Company's products. Export sales from the United States increased to $562 million for the second quarter and $1,014 million for the first six months compared with $547 million and $939 million, respectively, for the same periods last year. Overseas sales remained at favorable levels; however, they were affected by weaker foreign currencies and were slightly lower than last year for both the quarter and the year-to-date. Overseas physical volume of sales increased 6 percent for the year-to-date compared with last year. Overall, the Company's physical volume of sales increased 19 percent for the first six months of 1998 compared with the first half a year ago.

Worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had record income of $321.3 million for the second quarter and $488.2 million for the first six months compared with $278.6 million and $414.0 million for the same periods last year. Worldwide equipment operating profit increased to $551 million for the quarter and to $839 million for the first six months of 1998 compared with $474 million for the quarter and $711 million for the first six months of last year. Operating profit as a percent of net sales was 15 percent for the quarter and 14 percent for the first six months, the same as last year. Progress in quality initiatives allowed the Company to maintain favorable margins despite increasingly competitive markets and continued spending on growth initiatives.

- Worldwide agricultural equipment operating profit increased 7 percent to $364 million for the quarter and 7 percent to $570 million for the first six months compared with $339 million and $534 million for the same periods last year. These increases resulted from higher sales and production volumes partially offset by higher sales incentive costs, higher expenses related to growth initiatives and a less favorable sales mix.

- Worldwide construction equipment operating profit increased 18 percent to $91 million for the quarter and 35 percent to $155 million for the first six months, compared with $77 million and $115 million for the same periods last year, primarily reflecting higher sales and production volumes. Improved efficiencies helped to partially offset higher growth expenditures, higher sales incentive costs, and start-up expenses primarily at the new engine facility in Torreon, Mexico.

- Worldwide commercial and consumer equipment operating profit increased 66 percent to $96 million for the quarter and 84 percent to $114 million for the first six months compared with $58 million and $62 million for the same periods last year.
This performance resulted from higher sales and production volumes driven by strong demand for the Company's products, as well as improved operating efficiencies. Results in 1998 included higher expenses related to new products and the start-up of manufacturing facilities. Last year's results were adversely affected by a write-off related to a Homelite product.

The ratio of cost of goods sold to net sales of the Equipment Operations was 76.0 percent in the second quarter of 1998 compared to 74.7 percent in the same period of last year.
During the first six months of 1998, the ratio of cost of goods sold to net sales was 76.7 percent compared to 75.5 percent in the first half of last year. The increased ratios were primarily due to the previously mentioned higher sales incentive costs, a less favorable sales mix and higher expenses related to growth initiatives. Additional information on business segments is presented in Note 8 to the interim financial statements.

Net income of the Company's credit operations was $35.3 million in the second quarter of 1998 compared with $31.6 million in last year's second quarter. For the first six months of 1998, net income of these subsidiaries was $68.1 million compared with $64.6 million last year. The 1998 second quarter and year-to-date results benefited from gains of $10.3 million on sales of recreational vehicle retail notes and higher income from a larger average receivable and lease portfolio, partially offset by narrower financing spreads, higher write-offs of receivables and higher operating expenses. Total revenues of the credit operations increased 21 percent from $194 million in the second quarter of 1997 to $233 million in the current quarter and increased 21 percent in the first half from $371 million last year to $449 million this year. The average balance of receivables and leases financed was 14 percent higher in the second quarter and 13 percent higher in the first six months of 1998 compared with the same periods last year. Interest expense increased 19 percent in the current quarter and 22 percent in the first half of 1998 compared with 1997 as a result of an increase in average borrowings and higher borrowing rates this year. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.55 to 1 for the second quarter this year compared with 1.59 to 1 in 1997. This ratio was 1.55 to 1 for the first six months this year compared with 1.64 to 1 in the same period of 1997.

Net income from insurance operations was $4.3 million in the second quarter of 1998 compared with $8.2 million last year.
For the first six months, net income from these operations was $9.8 million this year compared with $17.1 million in 1997. The decreases in income were primarily due to less favorable underwriting results, lower premium volumes due to competitive market conditions and lower investment income. For the second quarter, insurance premiums decreased 7 percent in 1998 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased 1 percent this year. For the six month period, insurance premiums decreased 10 percent in 1998, while total claims, benefits, and selling, administrative and general expense decreased 4 percent compared with last year.

Net income from health care operations was $1.6 million in the second quarter of 1998 compared with $.4 million last year. In the first six months, the net loss incurred by these operations was $.7 million this year compared with net income of $1.8 million in 1997. Despite lower margins at the beginning of this year and competitive industry conditions affecting year-to-date results, significant progress is being made to improve the profitability of the business. For the second quarter, health care premiums and administrative services revenues increased 11 percent in 1998 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 9 percent this year. For the six month period, health care premiums and administrative services revenues increased 13 percent in 1998, while total claims, benefits, and selling, administrative and general expenses increased 15 percent compared with last year.

Market Conditions and Outlook

The Company's record results for the first six months were in line with expectations. Better than anticipated crops in the Southern hemisphere continued to put downward pressure on corn, wheat and soybean prices; however, consumption is rising and carryover stocks, although higher in the United States, are slightly below average on a worldwide basis. United States farm cash receipts are expected to be slightly below the high levels of the previous two years, but farmers' balance sheets are continuing to improve as a result of rising farmland prices and low interest rates. Overall fundamentals of the farm economy are sound, and the demand for farm equipment is expected to remain favorable.

New products, low interest rates and solid economic growth continue to bolster construction equipment demand. Housing starts are expected to be slightly higher than last year's level, and expenditures for highways and streets should grow following the expected approval of pending federal highway legislation.

Sales of commercial and consumer equipment should benefit from favorable customer response to the Company's line of new products, as well as high levels of consumer confidence and a strong housing market.

The credit operations should benefit from the strong demand for John Deere products. The insurance operations continue to face competitive market conditions, and their results are expected to be below last year's. The health care operations' margins continue to be under pressure from a very competitive environment; however, improvement plans are on target and are expected to result in significantly improved financial results in the remainder of 1998 compared to a year ago.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to increase by approximately 10 to 12 percent in 1998 compared with 1997. Third quarter physical volume of sales is projected to be 10 to 14 percent higher than the comparable level for the third quarter of 1997.

The Company looks forward to a continued strong performance in fiscal 1998, reflecting gains from its quality improvement efforts and the strong demand throughout the world for its line of products. With investments in new facilities and new innovative products, the Company looks forward to market share growth and continued high levels of customer satisfaction.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" heading, which relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, construction, and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions such as El Nino, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; the level of inventories in such industries; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; accounting standards; and other risks and uncertainties. Dealers' retail sales of agricultural equipment are especially affected by the weather in the summer, while the number of housing starts are especially important to sales of construction equipment. Economic difficulties in Asia could affect North American grain and meat export prospects.
The Company's outlook is based upon assumptions relating to the factors described above. These assumptions are sometimes based upon estimates and data prepared by government agencies. Such estimates and data may be subject to revision. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

In the first six months of 1998, negative cash flows from operating activities of $776 million resulted primarily from the normal seasonal increases in trade receivables and Company-owned inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with repurchases of common stock, an increase in receivables from Financial Services, payment of dividends and purchases of property and equipment were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Negative cash flows from operating activities in the first six months of 1997 resulted primarily from the normal seasonal increases in dealer receivables and Company-owned inventories. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities of $211 million, along with cash required for repurchases of common stock, purchases of property and equipment and payment of dividends, were provided primarily from a decrease in cash and cash equivalents and an increase in borrowings. Purchases of property and equipment increased compared to 1996, primarily due to construction of new facilities for the production of engines and commercial and consumer equipment.

Trade receivables and Company-owned inventories increased, as expected, due to the higher sales volume. Equipment Operations assets at April 30, 1998 were 77.6 percent of the last 12 months net sales, compared with 75.8 percent a year ago. The higher ratio is primarily due to increased prepaid pension cost assets.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Although trade receivables increased $744 million compared to one year ago and $1,050 million during the first six months, the ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 37 percent at April 30, 1998 compared to 36 percent at April 30, 1997 and 30 percent at October 31, 1997. In addition to the increase due to higher sales volume this year, trade receivables reflected a seasonal increase in the first six months. North American agricultural, and commercial and consumer equipment trade receivables increased approximately $520 million and $150 million, respectively, while construction equipment receivables decreased approximately $30 million compared with the levels 12 months earlier. Total overseas trade receivables were approximately $100 million higher than a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 4 percent at April 30, 1998, 5 percent at October 31, 1997 and 7 percent at April 30, 1997.

Company-owned inventories at April 30, 1998 increased by $438 million compared with the end of the previous fiscal year and $221 million compared to one year ago, primarily reflecting a seasonal increase in the first six months and increased production and sales volumes from a year ago. Most of the Company's inventories are valued on the last-in, first-out
(LIFO) basis. Inventories valued on an approximate current cost basis increased by only 10 percent from a year ago compared to an increase in net sales of 18 percent during the same periods.

Total interest-bearing debt of the Equipment Operations was $2,293 million at April 30, 1998 compared with $711 million at the end of fiscal year 1997 and $1,010 million at April 30, 1997. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 35 percent, 15 percent and 21 percent at April 30, 1998, October 31, 1997 and April 30, 1997, respectively. During the first six months, Deere & Company retired $25 million of medium-term notes.

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

During the first six months of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $166 million in the first six months. Cash provided by financing activities totaled $593 million in the first half of 1998, primarily resulting from a $626 million increase in total borrowings, which was partially offset by payment of a $32 million dividend to the Equipment Operations. Cash used for investing activities totaled $784 million in the first six months, due to the cost of financing receivables and leases exceeding collections and sales of financing receivables. Cash and cash equivalents decreased $26 million during the first half of 1998.

In the first six months of 1997, the aggregate cash provided from operating and financing activities was used for investing activities. Cash provided from Financial Services operating activities was $120 million in the first six months of 1997. Cash provided by financing activities totaled $540 million in the first half of 1997, representing a $613 million increase in total borrowings, partially offset by payment of a $73 million dividend to the Equipment Operations. Investing activities used $670 million of cash in the first six months of 1997, primarily due to acquisitions of financing receivables and leases exceeding collections and sales of financing receivables by $707 million. Cash and cash equivalents decreased $11 million during the first half of 1997.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first six months of 1998 and last 12 months, marketable securities increased $47 million and $17 million, respectively. The increase in the first six months was primarily due to the investment of the insurance operation's cash and cash equivalents held at the beginning of the year, while the increase from a year ago was mainly a result of an increase in unrealized gains.

Financing receivables and leases increased by $693 million in the first six months of 1998 and $836 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the last 12 months due to the cost of financing receivables and leases acquired exceeding collections, which was partially offset by the sale of retail notes during the same period.
Total acquisitions of financing receivables and leases were 12 percent higher in the first six months of 1998 compared with the same period last year. At April 30, 1998, the levels of retail notes, wholesale receivables, leases and revolving charge accounts were all higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $8,713 million at April 30, 1998 compared with $8,416 million at October 31, 1997 and $7,615 million at April 30, 1997. At April 30, 1998, the unpaid balance of all retail notes previously sold was $1,118 million compared with $1,515 million at October 31, 1997 and $856 million at April 30, 1997.

Total outside interest-bearing debt of the credit subsidiaries was $6,217 million at April 30, 1998 compared with $5,686 million at the end of fiscal year 1997 and $5,797 million at April 30, 1997. Total outside borrowings increased during the first six months of 1998 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.9 to 1 at April 30, 1998 compared with 6.6 to 1 at October 31, 1997 and 6.8 to 1 at April 30, 1997.

During the first six months of 1998, John Deere Capital Corporation issued $200 million of 5.85% notes due in 2001 and retired $150 million of floating rate notes due in 1998. The Capital Corporation also issued $581 million and retired $158 million of medium-term notes during the first six months of 1998.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $5,316 million at April 30, 1998, $934 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,265 million at April 30, 1998 compared with $4,147 million at October 31, 1997 and $3,713 million at April 30, 1997. The increase of $118 million in the first six months of 1998 resulted primarily from net income of $568 million, partially offset by an increase in common stock in treasury of $317 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $109 million and a $22 million change in the cumulative translation adjustment.

The Board of Directors at its meeting on May 27, 1998 declared a quarterly dividend of 22 cents per share payable August 3, 1998 to stockholders of record on June 30, 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

See the Company's most recent annual report filed on Form 10-K
(Item 7A). There has been no material change in this information.

                PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note (10) to the Interim Financial Statements.

Item 2.    Changes in Securities and Use of Proceeds

During the quarter, the Company issued 5,400 shares of restricted stock as compensation to the Company's nonemployee directors. These shares were not registered under the Securities Act of 1933 pursuant to an exemption from registration.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 25, 1998, the following directors were elected for terms expiring at the annual meeting in 2001:

                         Votes For              Votes Withheld

Hans W. Becherer         217,078,198               1,636,544
Antonio Madero B.        217,115,899               1,598,843
John R. Stafford         217,145,821               1,568,921
John R. Walter           217,115,247               1,599,495

John R. Block, Regina E. Herzlinger and Arnold R. Weber continue to serve as directors of the Company for terms expiring at the annual meeting in 1999.

Leonard A. Hadley, Samuel C. Johnson, Arthur L. Kelly and
William A. Schreyer continue to serve as directors of the Company for terms expiring at the annual meeting in 2000.

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

  (b)      Reports on Form 8-K

Current Report on Form 8-K dated February 17, 1998 (Item 7).

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               DEERE & COMPANY



Date:  June 8, 1998         By   s/ Nathan J. Jones
                                 -------------------------
                                    Nathan J. Jones
                                    Senior Vice President,
                                    Principal Financial Officer
                                    and Principal Accounting
                                    Officer

                      INDEX TO EXHIBITS

Exhibit
Number

2       Not applicable

3       Not applicable

4.1 Amended and restated credit agreements among the registrant, John Deere Capital Corporation, various financial institutions and The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Deutsche Bank AG New York Branch, The Toronto-Dominion Bank, Morgan Guaranty Trust Company of New York, Nationsbank, N. A. and The First National Bank of Chicago as Managing Agents dated as of February 24, 1998.

4.2 Third Amending Agreements to Loan Agreements among John Deere Limited, John Deere Credit Inc., various financial institutions and The Toronto-
        Dominion Bank as agent, dated as of
        February 24, 1998.

10      Not applicable

11      Not applicable

12      Computation of ratio of earnings to
        fixed charges

15      Not applicable

18      Not applicable

19      Not applicable

22      Not applicable

23      Not applicable

24      Not applicable

27      Financial data schedule

99      Not applicable