Form 10-Q
period 1998-07-31
DEERE & CO
filed 1998-09-02
CIK 315189

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

            Washington, D. C. 20549

            ------------------------

                  FORM 10-Q

            ------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
     For the quarterly period ended July 31, 1998


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

    At July 31, 1998, 238,510,863 shares of common stock, $1 par value, of the registrant were outstanding.

-----------------------------------------------------------------
                     Page 1 of 32 Pages.
                 Index to Exhibits:  Page 28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
                                       Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $3,218.3  $2,992.6
Finance and interest income                      263.2     224.5
Insurance and health care premiums               171.9     166.6
Investment income                                 15.9      16.8
Other income                                      24.1      29.8
    Total                                      3,693.4   3,430.3

Costs and Expenses
Cost of goods sold                             2,485.1   2,311.5
Research and development expenses                110.7      99.5
Selling, administrative and general
  expenses                                       324.7     335.3
Interest expense                                 138.4     111.0
Insurance and health care claims
  and benefits                                   143.9     155.6
Other operating expenses                          53.6      17.8
    Total                                      3,256.4   3,030.7

Income of Consolidated Group
  Before Income Taxes                            437.0     399.6
Provision for income taxes                       154.8     151.4
Income of Consolidated Group                     282.2     248.2
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          .1       (.3)
    Insurance
    Health care                                     .1
    Other                                          8.4       4.8
      Total                                        8.6       4.5

Net Income                                    $  290.8  $  252.7


Per Share:
  Net income                                  $    1.20 $   1.00
  Net income - diluted                        $    1.19 $    .99

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
                                        Financial Services on the
                                              Equity Basis)
Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $3,218.3  $2,992.6
Finance and interest income                       33.4      26.7
Insurance and health care premiums
Investment income
Other income                                       9.6      12.7
    Total                                      3,261.3   3,032.0

Costs and Expenses
Cost of goods sold                             2,490.3   2,317.4
Research and development expenses                110.7      99.5
Selling, administrative and general
  expenses                                       235.6     236.8
Interest expense                                  37.6      20.4
Insurance and health care claims
  and benefits
Other operating expenses                          20.0       (.3)
    Total                                      2,894.2   2,673.8

Income of Consolidated Group
  Before Income Taxes                            367.1     358.2
Provision for income taxes                       131.6     137.1
Income of Consolidated Group                     235.5     221.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                        43.1      41.6
    Insurance                                      2.0       6.6
    Health care                                    1.8     (21.4)
    Other                                          8.4       4.8
      Total                                       55.3      31.6

Net Income                                    $  290.8  $  252.7

                PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per
  share amounts                                Three Months Ended
(Unaudited)                                         July 31
                                                  1998    1997
Net Sales and Revenues
Net sales of equipment
Finance and interest income                      $233.6  $199.3
Insurance and health care premiums                179.1   174.7
Investment income                                  15.9    16.8
Other income                                       15.1    18.0
    Total                                         443.7   408.8

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                         90.0    99.7
Interest expense                                  104.6    92.1
Insurance and health care claims
  and benefits                                    145.6   157.4
Other operating expenses                           33.7    18.1
    Total                                         373.9   367.3

Income of Consolidated Group
  Before Income Taxes                              69.8    41.5
Provision for income taxes                         23.1    14.4
Income of Consolidated Group                       46.7    27.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                           .1     (.3)
    Insurance
    Health care                                      .1
    Other
      Total                                          .2     (.3)

Net Income                                       $ 46.9  $ 26.8

                PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                               CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company and
                                       Consolidated Subsidiaries)
Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                         July 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                       $ 9,232.9  $8,102.8
Finance and interest income                      735.6     622.7
Insurance and health care premiums               515.6     499.8
Investment income                                 49.4      48.6
Other income                                      75.6      73.4
    Total                                     10,609.1   9,347.3

Costs and Expenses
Cost of goods sold                             7,088.8   6,160.5
Research and development expenses                319.5     292.5
Selling, administrative and general
  expenses                                       948.4     932.8
Interest expense                                 382.3     309.5
Insurance and health care claims
  and benefits                                   421.5     407.1
Other operating expenses                         123.3      52.2
    Total                                      9,283.8   8,154.6

Income of Consolidated Group
  Before Income Taxes                          1,325.3   1,192.7
Provision for income taxes                       477.8     446.3
Income of Consolidated Group                     847.5     746.4
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                          .1      (1.1)
    Insurance
    Health care                                     .1
    Other                                         11.6       3.5
      Total                                       11.8       2.4

Net Income                                    $  859.3  $  748.8


Per Share:
  Net income                                  $   3.49  $   2.94
  Net income - diluted                        $   3.45  $   2.91

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

                PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                           EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME          (Deere & Company with
                                        Financial Services on the
                                              Equity Basis)
Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                         July 31
                                                1998      1997
Net Sales and Revenues
Net sales of equipment                        $9,232.9  $8,102.8
Finance and interest income                       96.2      81.2
Insurance and health care premiums
Investment income
Other income                                      29.8      33.2
    Total                                      9,358.9   8,217.2

Costs and Expenses
Cost of goods sold                             7,103.2   6,175.1
Research and development expenses                319.5     292.5
Selling, administrative and general
  expenses                                       673.3     662.4
Interest expense                                  93.0      62.4
Insurance and health care claims
  and benefits
Other operating expenses                          35.3       3.7
    Total                                      8,224.3   7,196.1

Income of Consolidated Group
  Before Income Taxes                          1,134.6   1,021.1
Provision for income taxes                       411.0     386.0
Income of Consolidated Group                     723.6     635.1
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                       111.2     106.1
    Insurance                                     11.8      23.7
    Health care                                    1.1     (19.6)
    Other                                         11.6       3.5
      Total                                      135.7     113.7

Net Income                                    $  859.3  $  748.8

                  PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per
  share amounts                                Nine Months Ended
(Unaudited)                                         July 31
                                                  1998    1997
Net Sales and Revenues
Net sales of equipment
Finance and interest income                  $  649.2  $  545.1
Insurance and health care premiums              536.5     523.9
Investment income                                49.4      48.6
Other income                                     48.6      43.1
    Total                                    $1,283.7  $1,160.7

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                                      279.8     278.1
Interest expense                                299.1     250.7
Insurance and health care claims
  and benefits                                  426.2     411.8
Other operating expenses                         87.9      48.5
    Total                                     1,093.0     989.1

Income of Consolidated Group
  Before Income Taxes                           190.7     171.6
Provision for income taxes                       66.8      60.3
Income of Consolidated Group                    123.9     111.3
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
    Credit                                         .1      (1.1)
    Insurance
    Health care                                    .1
    Other
      Total                                        .2      (1.1)

Net Income                                   $  124.1  $  110.2

DEERE & COMPANY                            CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company and
                                    Consolidated Subsidiaries)
                                  Jul 31     Oct 31     Jul 31
Millions of dollars (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments $   331.1  $   330.0  $   250.1
Cash deposited with
  unconsolidated subsidiaries
  Cash and cash equivalents         331.1      330.0      250.1
Marketable securities               868.0      819.6      868.1
Receivables from unconsolidated
  subsidiaries and affiliates        39.9       14.6       10.7
Trade accounts and notes
  receivable - net                4,209.3    3,333.8    3,512.7
Financing receivables - net       6,985.6    6,404.7    6,431.0
Other receivables                   397.4      412.7      438.0
Equipment on operating
  leases - net                    1,123.4      774.6      630.4
Inventories                       1,337.3    1,072.7    1,170.8
Property and equipment - net      1,566.6    1,524.1    1,365.8
Investments in unconsolidated
  subsidiaries and affiliates       163.9      149.9      138.5
Intangible assets - net             191.3      157.8      292.4
Prepaid pension costs               689.1      592.9
Deferred income taxes               534.2      543.6      643.3
Other assets and
  deferred charges                  188.8      188.8      198.3
    Total                       $18,625.9  $16,319.8  $15,950.1

Liabilities and Stockholders' Equity
Short-term borrowings           $ 6,569.4  $ 3,774.6  $ 3,796.6
Payables to unconsolidated
  subsidiaries and affiliates        49.4       48.7       44.3
Accounts payable and
  accrued expenses                2,705.0    2,839.7    2,619.0
Insurance and health care
  claims and reserves               403.6      414.7      413.7
Accrued taxes                       109.5      117.5      140.9
Deferred income taxes                20.3       21.4       10.3
Long-term borrowings              2,287.0    2,622.8    2,905.5
Retirement benefit accruals
  and other liabilities           2,318.2    2,333.2    2,175.9
    Total liabilities            14,462.4   12,172.6   12,106.2

Common stock, $1 par value
  (issued shares at
  Jul 31, 1998 - 263,851,041      1,778.5    1,778.5    1,760.7
Retained earnings                 3,732.9    3,048.4    2,890.6
Minimum pension liability
  adjustment                        (14.0)     (14.0)    (235.4)
Cumulative translation adjustment   (99.7)     (57.4)     (62.2)
Unrealized gain on
  marketable securities              25.7       22.2       21.1
Unamortized restricted
  stock compensation                 (9.7)     (17.4)     (21.5)
Common stock in treasury,
  at cost                        (1,250.2)    (613.1)    (509.4)
  Total stockholders' equity      4,163.5    4,147.2    3,843.9
    Total                       $18,625.9  $16,319.8  $15,950.1

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

DEERE & COMPANY                        EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET  (Deere & Company with
                                       Financial Services on
                                         the Equity Basis)

                                   Jul 31     Oct 31     Jul 31
Millions of dollars (Unaudited)     1998       1997       1997

Assets
Cash and short-term investments $ 58.4 $ 61.2 $ 52.3 Cash deposited with unconsolidated
  subsidiaries                       282.4     350.0      123.6
  Cash and cash equivalents          340.8     411.2      175.9
Marketable securities
Receivables from unconsolidated
  subsidiaries and affiliates        136.2      57.3      132.0
Trade accounts and notes
  receivable - net                 4,209.3   3,333.8    3,512.7
Financing receivables - net          113.7      83.5       79.7
Other receivables                                2.1
Equipment on operating
  leases - net                       209.6     193.9      170.5
Inventories                        1,337.3   1,072.7    1,170.8
Property and equipment - net       1,520.1   1,479.1    1,317.2
Investments in unconsolidated
  subsidiaries and affiliates      1,579.0   1,494.7    1,476.4
Intangible assets - net              183.4     148.4      282.7
Prepaid pension costs                689.1     592.9
Deferred income taxes                490.1     490.8      593.3
Other assets and deferred charges    128.7     123.8      131.0
    Total                        $10,937.3  $9,484.2   $9,042.2

Liabilities and Stockholders' Equity
Short-term borrowings            $ 2,017.1  $  171.1   $  401.5
Payables to unconsolidated
  subsidiaries and affiliates         49.4      54.8       44.3
Accounts payable and accrued
  expenses                         1,950.4   2,134.1    1,909.0
Insurance and health care
  claims and reserves
Accrued taxes                        101.1     114.2      134.8
Deferred income taxes                 19.9      21.4       10.0
Long-term borrowings                 353.3     539.9      551.8
Retirement benefit accruals
  and other liabilities            2,282.6   2,301.5    2,146.9
    Total liabilities              6,773.8   5,337.0    5,198.3

Common stock, $1 par value
  (issued shares at
  Jul 31, 1998 -                   1,778.5    1,778.5    1,760.7
Retained earnings                  3,732.9    3,048.4    2,890.6
Minimum pension liability
  adjustment                         (14.0)     (14.0)    (235.4)
Cumulative translation adjustment    (99.7)     (57.4)     (62.2)
Unrealized gain on marketable
  securities                          25.7       22.2       21.1
Unamortized restricted stock
  compensation                        (9.7)     (17.4)     (21.5)
Common stock in treasury, at cost (1,250.2)    (613.1)    (509.4)
  Total stockholders' equity       4,163.5    4,147.2    3,843.9
    Total                        $10,937.3   $9,484.2   $9,042.2

DEERE & COMPANY                            FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

                                   Jul 31     Oct 31     Jul 31
Millions of dollars  (Unaudited)    1998       1997       1997

Assets
Cash and short-term investments   $  272.7   $  268.8   $  197.8
Cash deposited with
  unconsolidated subsidiaries
Cash and cash equivalents            272.7      268.8      197.8
Marketable securities                868.0      819.6      868.1
Receivables from unconsolidated
  subsidiaries and affiliates                     6.1
Trade accounts and notes
  receivable - net
Financing receivables - net        6,871.9    6,321.2    6,351.3
Other receivables                    397.4      410.6      438.0
Equipment on operating leases - net  913.8      580.7      459.9
Inventories
Property and equipment - net          46.4       45.0       48.6
Investments in unconsolidated
  subsidiaries and affiliates         19.1       13.0        8.5
Intangible assets - net                7.9        9.4        9.7
Prepaid pension costs
Deferred income taxes                 44.0       52.8       50.0
Other assets and deferred charges     60.3       65.0       67.3
    Total                         $9,501.5   $8,592.2   $8,499.2

Liabilities and Stockholders' Equity
Short-term borrowings             $4,552.3   $3,603.5   $3,395.1
Payables to unconsolidated
  subsidiaries and affiliates        378.7      392.7      245.0
Accounts payable and accrued
  expenses                           754.6      705.6      710.0
Insurance and health care
  claims and reserves                403.6      414.7      413.7
Accrued taxes                          8.3        3.2        6.1
Deferred income taxes                   .4                    .3
Long-term borrowings               1,933.7    2,082.9    2,353.7
Retirement benefit accruals
  and other liabilities               35.7       31.8       28.9
    Total liabilities              8,067.3    7,234.4    7,152.8

Common stock, $1 par value
  (issued shares at
  July 31, 1998 -                    237.1      238.4      238.4
Retained earnings                  1,184.6    1,104.5    1,091.6
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                         (13.2)      (7.3)      (4.7)
Unrealized gain on marketable
  securities                          25.7       22.2       21.1
Unamortized restricted stock
  compensation
Common stock in treasury, at cost
  Total stockholders' equity       1,434.2    1,357.8    1,346.4
    Total                         $9,501.5   $8,592.2   $8,499.2

DEERE & COMPANY                                   CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS  (Deere & Company
                                                      and
                                        Consolidated Subsidiaries
                                           Nine Months Ended
                                                  July 31
Millions of dollars (Unaudited)               1998       1997

Cash Flows from Operating Activities
Net income                                  $  859.3   $  748.8
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                      (1,117.7)    (447.8)
    Net cash provided by (used for)
      operating activities                    (258.4)     301.0

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      5,000.8    4,468.4
Proceeds from maturities and
  sales of marketable securities               115.0      114.3
Cost of financing receivables acquired      (5,636.5)  (4,981.0)
Purchases of marketable securities            (157.8)    (102.9)
Purchases of property and equipment           (250.8)    (271.8)
Cost of operating leases acquired             (567.4)    (332.6)
Acquisitions of businesses                     (51.7)     (36.9)
Other                                          117.1       83.0
  Net cash used for investing activities    (1,431.3)  (1,059.5)

Cash Flows from Financing Activities
Increase in short-term borrowings            1,861.0      949.7
Change in intercompany receivables/payables
Proceeds from long-term borrowings             996.0      885.0
Principal payments on long-term borrowings    (358.9)    (678.5)
Proceeds from issuance of common stock          22.4       31.4
Repurchases of common stock                   (668.3)    (310.9)
Dividends paid                                (159.3)    (153.7)
Other                                             .8        (.6)
  Net cash provided by (used for)
    financing activities                     1,693.7      722.4

Effect of Exchange Rate Changes on Cash         (2.9)      (5.3)

Net Increase (Decrease) in Cash and
  Cash Equivalents                               1.1      (41.4)
Cash and Cash Equivalents at
  Beginning of Period                          330.0      291.5
Cash and Cash Equivalents at End of Period  $  331.1   $  250.1


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
Millions of dollars  (Unaudited)               the Equity Basis)

                                              Nine Months Ended
                                                    July 31
                                                1998      1997

Cash Flows from Operating Activities
Net income                                  $  859.3     $ 748.8
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                      (1,370.9)     (535.9)
    Net cash provided by (used for)
      operating activities                    (511.6)      212.9
Cash Flows from Investing Activities

Collections and sales of financing receivables  23.1        48.1
Proceeds from maturities and sales of
  marketable securities
Cost of financing receivables acquired         (55.5)      (24.4)
Purchases of marketable securities
Purchases of property and equipment           (242.8)     (264.7)
Cost of operating leases acquired              (77.8)      (63.9)
Acquisitions of businesses                     (45.7)      (33.2)
Other                                           55.0        25.3
  Net cash used for investing activities      (343.7)     (312.8)

Cash Flows from Financing Activities
Increase in short-term borrowings            1,678.1       220.1
Change in intercompany receivables/payables (59.9) (29.1) Proceeds from long-term borrowings
Principal payments on long-term borrowings     (26.4)     (101.0)
Proceeds from issuance of common stock          22.4        31.4
Repurchases of common stock                   (668.3)     (310.9)
Dividends paid                                (159.3)     (153.7)
Other                                             .7         (.6)
  Net cash provided by (used for)
    financing activities                       787.3      (343.8)

Effect of Exchange Rate Changes on Cash         (2.4)       (5.2)

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (70.4)     (448.9)
Cash and Cash Equivalents at
  Beginning of Period                          411.2       624.8
Cash and Cash Equivalents at End of Period  $  340.8     $ 175.9

DEERE & COMPANY                                FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended July 31
                                               Nine Months Ended
Millions of dollars (Unaudited                    July 31
                                              1998       1997
Cash Flows from Operating Activities
Net income                                  $  124.1   $  110.2
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities                         173.4       99.7
    Net cash provided by (used for)
      operating activities                     297.5      209.9

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                      4,977.8    4,420.3
Proceeds from maturities and
  sales of marketable securities               115.0      114.3
Cost of financing receivables acquired      (5,581.0)  (4,956.6)
Purchases of marketable securities            (157.8)    (102.9)
Purchases of property and equipment             (8.0)      (7.2)
Cost of operating leases acquired             (489.6)    (268.8)
Acquisitions of businesses                      (6.0)      (3.7)
Other                                           63.2       28.9
  Net cash used for investing activities    (1,086.4)    (775.7)

Cash Flows from Financing Activities
Increase in short-term borrowings              183.0      729.6
Change in intercompany receivables/payables     (7.6)    (392.1)
Proceeds from long-term borrowings             996.0      885.0
Principal payments on long-term borrowings    (332.5)    (577.5)
Proceeds from issuance of common stock                     29.0
Repurchases of common stock
Dividends paid                                 (44.3)    (121.8)
Other                                           (1.3)
  Net cash provided by (used for)
    financing activities                       793.3      552.2

Effect of Exchange Rate Changes on Cash          (.5)       (.2)

Net Increase (Decrease) in Cash and
  Cash Equivalents                               3.9      (13.8)
Cash and Cash Equivalents at
  Beginning of Period                          268.8      211.6
Cash and Cash Equivalents at End of Period   $ 272.7   $  197.8

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

3. An analysis of the Company's retained earnings follows in millions of dollars:

                          Three Months        Nine Months
                             Ended               Ended
                             July 31             July 31
                         1998      1997      1998      1997
Balance, beginning of
  period               $3,502.7  $2,694.0  $3,048.4  $2,299.5
Net income                290.8     252.7     859.3     748.8
Dividend declared         (52.9)    (50.6)   (161.7)   (152.2)
Other                      (7.7)     (5.5)    (13.1)     (5.5)
Balance, end of period $3,732.9  $2,890.6  $3,732.9  $2,890.6

4. An analysis of the cumulative translation adjustment follows in millions of dollars:

                         Three Months      Nine Months
                            Ended             Ended
                            July 31           July 31
                         1998     1997     1998      1997
Balance, beginning of
  period                $(79.4)  $(48.8)  $(57.4)  $(14.0)
Translation adjustment   (19.7)   (13.5)   (41.4)   (42.7)
Income taxes applicable
  to translation
  adjustments              (.6)      .1      (.9)    (5.5)
Balance, end of period  $(99.7)  $(62.2)  $(99.7)  $(62.2)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out
(FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                                July 31   October 31    July 31
                                 1998        1997        1997
Raw materials and supplies      $  270      $  228      $  215
Work-in-process                    489         427         441
Finished machines and parts      1,593       1,430       1,527
Total FIFO value                 2,352       2,085       2,183
Adjustment to LIFO basis         1,015       1,012       1,012
Inventories                     $1,337      $1,073      $1,171

6. During the first nine months of 1998, the Financial Services subsidiaries received proceeds from the sale of retail notes of $805 million. At July 31, 1998, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,540 million and the Company's maximum exposure under all related recourse provisions was $172 million.

At July 31, 1998, the Company had commitments of approximately
$138 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                  Three Months Ended      Nine Months Ended
                        Jul 31                  July 31
                    1998      1997          1998      1997
Dividends declared  $.22      $.20          $.66      $.60
Dividends paid      $ *       $.20          $.64      $.60

* In 1998, the payment date for the dividend normally paid in the third quarter was included in the second quarter.

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                    Three Months Ended
                                          July 31
                                                      %
                                     1998     1997  Change
Net sales:
  Agricultural equipment            $1,969   $1,907  +  3
  Construction equipment               709      579  + 22
  Commercial and consumer equipment    540      507  +  7
    Total net sales                  3,218    2,993  +  8
Financial Services revenues            435      400  +  9
Other revenues                          40       37  +  8
    Total net sales and revenues    $3,693   $3,430  +  8

United States and Canada:
  Equipment net sales               $2,319   $2,113  + 10
  Financial Services revenues          435      400  +  9
    Total                            2,754    2,513  + 10
Overseas Net sales                     899      880  +  2
Other revenues                          40       37  +  8
    Total net sales and revenues    $3,693   $3,430  +  8

Operating profit**:
  Agricultural equipment            $  282   $  279  +  1
  Construction equipment               103       60  + 72
  Commercial and consumer equipment     46       45  +  2
  Equipment Operations                 431      384  + 12
  Financial Services                    70       41  + 71
    Total operating profit*            501      425  + 18
Interest and corporate expenses-net    (55)     (21) +162
Income taxes                          (155)    (151) +  3
    Net income                      $  291   $  253  + 15

 * Includes overseas operating profit
     as follows:                    $  106   $  109  -  3

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

                                   Nine Months Ended
                                         July 31
                                                      %
                                     1998     1997  Change
Net sales:
  Agricultural equipment           $ 5,638   $5,128  +10
  Construction equipment             2,001    1,631  +23
  Commercial and consumer equipment  1,594    1,344  +19
    Total net sales                  9,233    8,103  +14
Financial Services revenues          1,261    1,135  +11
Other revenues                         115      109  + 6
    Total net sales and revenues   $10,609   $9,347  +14

United States and Canada:
  Equipment net sales              $ 6,867   $5,748  +19
  Financial Services revenues        1,261    1,135  +11
    Total                            8,128    6,883  +18
Overseas Net sales                   2,366    2,355
Other revenues                         115      109  + 6
    Total net sales and revenues   $10,609   $9,347  +14

Operating profit**:
  Agricultural equipment           $   852   $  813  + 5
  Construction equipment               258      175  +47
  Commercial and consumer equipment    160      107  +50
  Equipment Operations               1,270    1,095  +16
  Financial Services                   191      171  +12
    Total operating profit*          1,461    1,266  +15
Interest and corporate expenses-net   (124)     (71) +75
Income taxes                          (478)    (446) + 7
    Net income                      $  859   $  749  +15

 * Includes overseas operating profit
   as follows:                      $  268   $  290  - 8

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

A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                            Nine Months
                                Ended
                                July 31
                              1998    1997

Net income                   $859.3  $748.8
Average shares outstanding    246.0   254.5
Basic net income per share   $ 3.49  $ 2.94

Average shares outstanding    246.0   254.5
Effect of dilutive securities:
  Stock options                 2.5     2.6
  Other                          .2      .2
    Total potential shares
      outstanding             248.7   257.3
Diluted net income per share $ 3.45  $ 2.91

Stock options to purchase .5 million shares during the first nine months of 1998 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period. During the same period in 1997, no outstanding options were excluded because all the options' exercise prices were less than the average market price during that period.

10. The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit matters, software and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

11. In December 1997, the Company announced the extension of its stock repurchase program and authorized an additional $1 billion of such repurchases. At the Company's discretion, repurchases of common stock are being made from time to time in the open market and through privately negotiated transactions. During the first nine months of 1998, the Company repurchased $551 million of common stock under the extended program and $117 million for ongoing stock option and restricted stock plans.

12. In December 1997, the Company invested $39 million for a 49 percent interest in Cameco Industries, Inc., primarily a manufacturer of sugarcane harvesters and forestry equipment located in Thibodaux, Louisiana. The initial goodwill acquired was $27 million, which will be amortized to expense over 10 years. The Company has also agreed to purchase the remaining 51 percent interest for $40 million within 12 months of the first investment. Cameco has been consolidated beginning in the first quarter of 1998 and the purchase did not have a material effect on the Company's operating results.
13. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will adopt in fiscal year 2000. This Statement is not expected to have a material effect on the Company's financial position or results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company achieved record third quarter net income of $290.8 million, or $1.20 per share, compared with $252.7 million, or $1.00 per share, for the same quarter last year. This represented an increase of 15 percent in net income and 20 percent in earnings per share. Nine month net income was $859.3 million, or $3.49 per share, an increase of 15 percent in net income and 19 percent in earnings per share, compared with last year's $748.8 million, or $2.94 per share. Earnings per share continued to benefit from the Company's share repurchase program. Revenue growth, driven by a continuation of favorable demand for Company products, as well as cost reductions and progress in quality initiatives, led to the record performance. Third quarter profits reflected positive contributions from all business segments and remained at record levels despite continued expenditures for new products and growth opportunities, and increasingly challenging agricultural market conditions.

Worldwide net sales and revenues rose 8 percent for the quarter, to $3,693 million, and 14 percent for nine months, to $10,609 million, compared with $3,430 million and $9,347 million, respectively, last year. Net equipment sales increased 8 percent for the quarter, to $3,218 million, and 14 percent for nine months, to $9,233 million. This compared with sales of $2,993 million and $8,103 million for the same periods a year ago. Export sales from the United States remained at favorable levels, totaling $551 million for the third quarter and $1,565 million year-to-date, compared to $585 million and $1,524 million for the same periods last year. Despite an adverse foreign exchange translation impact, overseas sales were slightly higher in dollar terms for both the quarter and year-to-date. Overseas physical volume of sales increased 6 percent for the year-to-date, compared with last year. Overall, the Company's physical volume of sales increased 15 percent for the first nine months, compared with last year.

Worldwide Equipment Operations, which exclude the Financial Services subsidiaries and unconsolidated affiliates, had record income of $235.5 million for the third quarter and $723.6 million for the first nine months, compared with $221.1 million and $635.1 million last year. Operating margins remained at favorable levels despite competitive pricing actions and spending on growth opportunities. In addition, this year's results were affected by adverse currency fluctuations and higher interest expense. Worldwide equipment operating profit increased to $431 million for the quarter, and to $1,270 million for the first nine months, compared with $384 million and $1,095 million last year. Operating profit as a percent of net sales was unchanged compared with last year, at 13 percent for the quarter and 14 percent for the first nine months.


- Worldwide agricultural equipment operating profit increased 1 percent for the quarter, to $282 million, and 5 percent for the first nine months, to $852 million. This was in comparison with $279 million and $813 million last year. For both periods, higher sales and lower operating expenses were partially offset by higher sales incentive costs, higher expenditures for growth initiatives and a less favorable sales mix.

- Worldwide construction equipment operating profit increased 72 percent for the quarter, to $103 million, and 47 percent for the first nine months, to $258 million, compared to $60 million and $175 million for the periods last year. Revenue growth and higher production volumes associated with strong market acceptance of new products, as well as better efficiencies, led to the improvement. Partially offsetting these factors were higher sales incentive costs, mainly in the first half of this year, and start-up expenses at the Torreon, Mexico, engine facility.

- Worldwide commercial and consumer equipment operating profit rose 2 percent for the quarter, to $46 million, and increased 50 percent for nine months, to $160 million, despite continued investment in new products and manufacturing facilities. Last year's operating profit was $45 million and $107 million for the respective periods. The improvements were due to higher sales and production volumes, driven by strong retail demand, and also improved operating efficiencies. Results in 1998 included higher expenses for the development and introduction of new products and the start-up of new manufacturing facilities. Last year's results were adversely affected by a second quarter write-off related to a Homelite product.

The ratio of cost of goods sold to net sales of the Equipment Operations was 77.4 percent in the third quarter of 1998 and 1997. During the first nine months of 1998, the ratio of cost of goods sold to net sales was 76.9 percent compared to 76.2 percent in the first nine months of last year. The increased year-to-date ratio was primarily due to the previously mentioned higher sales incentive costs, higher expenses related to the development of new products, start-up costs and a less favorable sales mix. Additional information on business segments is presented in Note 8 to the interim financial statements.

The Company's research and development expenses were $111 million in the third quarter and $320 million in the first nine months of this year, compared to $100 million and $293 million for the same periods last year.

Net income of the Company's credit operations was $43.1 million in the third quarter of 1998, compared with $41.6 million in last year's third quarter. For the first nine months of 1998, net income of these subsidiaries was $111.2 million, compared with $106.1 million last year. The 1998 third quarter and year-to-date results benefited from higher income on a larger average receivable and lease portfolio, partially offset by higher operating expenses and narrower financing spreads. In addition, the year-to-date earnings benefited from higher gains on the sale of retail notes. Total revenues of the credit operations increased 15 percent from $217 million in the third quarter of 1997 to $249 million in the current quarter and increased 19 percent in the first nine months from $588 million last year to $698 million this year. The average balance of receivables and leases financed was 13 percent higher in the third quarter and the first nine months of 1998, compared with the same periods last year. Interest expense increased 14 percent in the current quarter and 19 percent in the first nine months of 1998, compared with 1997, primarily as a result of an increase in average borrowings. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.64 to 1 for the third quarter this year, compared with 1.71 to 1 in 1997. This ratio was 1.58 to 1 for the first nine months this year, compared with 1.66 to 1 in the same period of 1997.

Net income from insurance operations was $2.0 million in the third quarter of 1998, compared with $6.6 million last year. For the first nine months, net income from these operations was $11.8 million this year, compared with $23.7 million in 1997. The quarterly decrease primarily reflected unfavorable underwriting results caused by abnormally high weather-related property claims. Nine month underwriting results were also affected by adverse loss development in the transportation business. In addition, premium volumes were lower than last year due to competitive market conditions. For the third quarter, insurance premiums decreased 13 percent in 1998 compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses were approximately the same as last year. For the nine month period, insurance premiums decreased 11 percent in 1998, while total claims, benefits, and selling, administrative and general expenses decreased 3 percent, compared with last year.

Net income from health care operations was $1.8 million in the third quarter of 1998, compared with a net loss of $21.4 million last year. In the first nine months, net income was $1.1 million this year, compared with a net loss of $19.6 million in 1997.
The 1998 results benefited from higher premium revenues, improved margins and lower administrative expenses. Last year, results were adversely affected by high claims costs, unfavorable margins, a strengthening of claims reserves and charges for the planned closures of two health care centers. For the third quarter, health care premiums and administrative services revenues increased 15 percent in 1998, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses decreased 17 percent this year. For the nine month period, health care premiums and administrative services revenues increased 13 percent in 1998 while total claims, benefits, and selling, administrative and general expense decreased 2 percent compared with last year.

Year 2000

The Company's Year 2000 Program addresses major assessment areas that include information systems, mainframe computers, personal computers, the distributed network, the shop floor, facilities systems, the Company's products, product research and development facilities, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

The Company's objective is to become Year 2000 compliant with its mission critical activities and systems, including a contingency plan, by early 1999, allowing substantial time for further testing, verification and the final conversion of less important systems. The Company continues to be on schedule in its plans to accomplish this objective and has initiated infrastructure and information systems modifications to ensure that both hardware and software systems are compliant. The Company also is requesting assurances from its significant suppliers and dealers that they are addressing this issue to ensure there will be no major disruptions.

The total cost of the modifications and upgrades to date has not been material. Although no assurances can be given as to the Company's compliance, particularly as it relates to third-parties, including governmental entities, based upon the progress to date, the Company does not expect that either future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company believes that the most reasonably likely worst case Year 2000 scenario would not have a material adverse effect on the Company's financial position or results of operations. However, the Company is developing contingency plans, which should be complete by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

Outlook

With regard to the Company's agricultural equipment operations, worldwide farm commodity prices continued on a downward course during the quarter as a result of prospects for increased global supplies of grains and oilseeds, as well as fears about the Asian economic crisis. United States crop conditions remained generally good throughout the Midwest, with federal financial assistance expected to offset some of the drought related losses being experienced in the South. Under these conditions, it is expected that retail demand for agricultural equipment will decline for the rest of 1998 and 1999. In light of this outlook and the Company's continuing commitment to aggressive asset management, production schedules have been reduced in the fourth quarter of 1998 and are expected to be reduced in 1999.

In the construction equipment sector, low interest rates and generally favorable economic conditions have continued to strengthen demand. Housing starts are expected to average above
1.5 million units in 1998, their highest level in more than a decade. In addition, a new highway bill, the Transportation Equity Act for the 21st Century, will provide a significant increase in highway funding over the next six years. Although the retail environment is expected to remain healthy, fourth quarter production volumes of Deere construction equipment will decline with the introduction of a new product distribution system. It is designed to more closely align production with retail demand and thus reduce inventory levels. Next quarter's construction equipment production schedules have been set lower as a result.

Sales of John Deere commercial and consumer equipment should continue benefiting from low unemployment, low interest rates, rising incomes and the strong housing market. In addition, the division's growing line of new products is expected to continue meeting strong success in the marketplace.

In Financial Services, credit operations should continue benefiting from higher portfolio balances. Insurance operations results, however, are expected to be significantly below last year's as a result of competitive market conditions and continuing unfavorable loss experience. While health care margins remain under pressure due to a very competitive industry environment, improvement plans are on target and are expected to result in significantly better financial results for the remainder of 1998 versus last year.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to increase by approximately 10 percent in 1998, compared with 1997. Fourth quarter physical volumes are projected to be approximately 2 percent below comparable levels for fourth quarter 1997.

Assessing the outlook, the Company is well positioned for continued good results despite a prospective slowdown in the farm economy. The Company is confident that its continuing investment in new products and facilities, and geographic expansions, will help it deliver solid returns through all phases of the business cycle. At the same time, initiatives geared to process and quality improvement are moving ahead and are expected to yield substantial efficiency gains in the future.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Outlook" heading, which relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. The Company's businesses include Equipment Operations (agricultural, construction, and commercial and consumer) and Financial Services (credit, insurance and health care). Forward-looking statements relating to these businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions such as El Nino, animal diseases, crop pests, harvest yields, real estate values and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the Euro by the European Union); technological difficulties (especially difficulties arising from Year 2000 compliance); accounting standards; and other risks and uncertainties. Dealers' retail sales of agricultural equipment are especially affected by the weather in the summer, while the number of housing starts are especially important to sales of construction equipment. Economic difficulties in Asia could affect North American grain and meat export prospects. The Company's outlook is based upon assumptions relating to the factors described above. These assumptions are sometimes based upon estimates and data prepared by government agencies. Such estimates and data may be subject to revision. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

In the first nine months of 1998, negative cash flows from operating activities of $512 million resulted primarily from increases in trade receivables and Company inventories, a decrease in accounts payable and accrued expenses and contributions to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from the record level of net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment, payment of dividends, an increase in receivables from Financial Services and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Positive cash flows from operating activities in the first nine months of 1997 resulted primarily from the record level of net income and dividends received from the Financial Services operations, which were partially offset by normal seasonal increases in trade receivables and Company inventories. The aggregate amount of these operating cash flows of $213 million, along with cash and cash equivalents at the beginning of the period and increased borrowings were used primarily for repurchases of common stock, purchases of property and equipment and payment of dividends. Purchases of property and equipment increased, compared to 1996, primarily due to construction of new facilities for the production of engines and commercial and consumer equipment.

Equipment Operations assets at July 31, 1998 were 74.7 percent of the last 12 months net sales, compared with 70.4 percent a year ago. The higher ratio primarily reflected an increase in prepaid pension cost assets.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. As expected, trade receivables increased $697 million, compared to one year ago and $876 million during the first nine months. However, the ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 34 percent at July 31, 1998, compared to 33 percent at July 31, 1997 and 30 percent at October 31, 1997. The increase from a year ago was primarily due to the higher level of sales and the resulting increase in receivables related to agricultural equipment used goods this year. In the first nine months, trade receivables also reflected a seasonal increase. North American agricultural, and commercial and consumer equipment trade receivables increased approximately $500 million and $90 million, respectively, while construction equipment receivables decreased approximately $40 million, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $150 million higher than a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 5 percent at July 31, 1998, October 31, 1997 and July 31, 1997.

Company inventories at July 31, 1998 increased by $265 million, compared with the end of the previous fiscal year and $167 million, compared to one year ago, primarily reflecting a seasonal increase in the first nine months and increased production and sales volumes from a year ago. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by only 8 percent from a year ago, compared to an increase in net sales of 14 percent during the same period.

Total interest-bearing debt of the Equipment Operations was $2,370 million at July 31, 1998, compared with $711 million at the end of fiscal year 1997 and $953 million at July 31, 1997. The ratio of total debt to total capital (total interest bearing debt and stockholders' equity) was 36 percent, 15 percent and 20 percent at July 31, 1998, October 31, 1997 and July 31, 1997, respectively. During the first nine months, Deere & Company retired $25 million of medium-term notes.

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

During the first nine months of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $298 million in the first nine months. Cash provided by financing activities totaled $793 million in the first nine months of 1998, primarily resulting from an $839 million increase in total borrowings, which was partially offset by payment of a $44 million dividend to the Equipment Operations. Cash used for investing activities totaled $1,086 million in the first nine months, primarily due to the cost of financing receivables and leases exceeding collections by $1,898 million, partially offset by $805 million of proceeds from the sale of retail notes. Cash and cash equivalents increased $4 million during the first nine months of 1998.

In the first nine months of 1997, the aggregate cash provided from operating and financing activities was used for investing activities. Cash provided from Financial Services operating activities was $210 million in the first nine months of 1997. Cash provided by financing activities totaled $552 million in the first nine months of 1997, primarily representing a $645 million increase in total borrowings, partially offset by a $122 million dividend to the Equipment Operations. Investing activities used $776 million of cash in the first nine months of 1997, primarily due to acquisitions of financing receivables and leases exceeding collections by $1,370 million, partially offset by $565 million of proceeds from the sale of retail notes. Cash and cash equivalents decreased $14 million during the first nine months of 1997.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first nine months of 1998, marketable securities increased $48 million and were approximately equal to a year ago. The increase in the first nine months was primarily due to the investing of cash and cash equivalents held at the beginning of the year, cash from intercompany loans and cash generated from operating activities.

Financing receivables and leases increased by $884 million in the first nine months of 1998 and $975 million during the past 12 months. These receivables and leases consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases.

The credit subsidiaries' receivables and leases increased during the last 12 months due to the cost of financing receivables and leases acquired exceeding collections, which was partially offset by the sale of retail notes during the same period. Total acquisitions of financing receivables and leases were 16 percent higher in the first nine months of 1998, compared with the same period last year. At July 31, 1998, the levels of retail notes, wholesale receivables, revolving charge accounts and leases were all higher than one year ago. Financing receivables and leases administered by the credit subsidiaries, which include receivables previously sold, amounted to $9,325 million at July 31, 1998, compared with $8,416 million at October 31, 1997 and $8,100 million at July 31, 1997. At July 31, 1998, the unpaid balance of all retail notes previously sold was $1,540 million, compared with $1,515 million at October 31, 1997 and $1,288 million at July 31, 1997.

Total outside interest-bearing debt of the credit subsidiaries was $6,486 million at July 31, 1998, compared with $5,686 million at the end of fiscal year 1997 and $5,749 million at July 31, 1997. Total outside borrowings increased during the first nine months of 1998 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 6.8 to 1 at July 31, 1998, compared with 6.6 to 1 at October 31, 1997 and 6.7 to 1 at July 31, 1997.

During the first nine months of 1998, John Deere Capital Corporation issued $200 million of 5.85% notes due in 2001 and retired $150 million of floating rate notes due in 1998. The Capital Corporation also issued $796 million and retired $183 million of medium-term notes during the first nine months of 1998.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $5,341 million at July 31, 1998, $960 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,164 million at July 31, 1998, compared with $4,147 million at October 31, 1997 and $3,844 million at July 31, 1997. The increase of $17 million in the first nine months of 1998 resulted primarily from net income of $859 million, partially offset by an increase in common stock in treasury of $637 million related to the Company's stock repurchase and employee benefit programs, dividends declared of $162 million and a $42 million change in the cumulative translation adjustment.

The Board of Directors at its meeting on August 26, 1998 declared a quarterly dividend of 22 cents per share payable November 2, 1998 to stockholders of record on September 30, 1998.

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

  (b)      Reports on Form 8-K

Current Report on Form 8-K dated May 19, 1998 (Item 7).

                        SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 DEERE & COMPANY



Date:  September 2, 1998      By   s/ Nathan J. Jones
                                      Nathan J. Jones
                                      Senior Vice President,
                                      Principal Financial Officer
                                      and Principal Accounting
                                      Officer

INDEX TO EXHIBITS

Exhibit
Number

2       Not applicable

3       Not applicable

4       Not applicable

10      Not applicable

11      Not applicable

12      Computation of ratio of earnings to
        fixed charges

15      Not applicable

18      Not applicable

19      Not applicable

22      Not applicable

23      Not applicable

24      Not applicable

27      Financial data schedule

99      Not applicable