Form 10-K405
period 1998-10-31
DEERE & CO
filed 1999-01-26
CIK 315189

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------
                                   FORM 10-K 405
                               ----------------------
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                           Commission file number 1-4121
                                  DEERE & COMPANY
               (Exact name of registrant as specified in its charter)




                DELAWARE                                  36-2382580
         (State of incorporation)            (IRS Employer Identification No.)

  ONE JOHN DEERE PLACE, MOLINE, ILLINOIS       61265          (309) 765-8000
 (Address of principal executive offices)   (Zip Code)      (Telephone Number)


                           SECURITIES REGISTERED PURSUANT
                            TO SECTION 12(b) OF THE ACT

 TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH
 Common stock, $1 par value                 REGISTERED
                                            New York Stock Exchange
                                            Chicago Stock Exchange
 5-1/2% Convertible Subordinated            Frankfurt (Germany) Stock Exchange
    Debentures Due 2001
 8.95% Debentures Due 2019                  New York Stock Exchange
 8-1/2% Debentures Due 2022                 New York Stock Exchange
                                            New York Stock Exchange

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

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1998 was $7,584,500,778. At December 31, 1998, 231,713,158 shares of common stock, $1 par value, of the registrant were outstanding. DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the annual meeting of stockholders to be held on February 24, 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I
-------------------------------------------------------------------------------
ITEM 1.   BUSINESS.

PRODUCTS

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into six business segments.

     The worldwide AGRICULTURAL EQUIPMENT segment manufactures and distributes a full line of farm equipment -- including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

     The worldwide CONSTRUCTION EQUIPMENT segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer
     (OEM) market.

     The worldwide COMMERCIAL AND CONSUMER EQUIPMENT segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

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

     The INSURANCE segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers; and disability insurance for employees of John Deere.

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

The Company believes that its worldwide sales of agricultural equipment during recent years have been greater than those of any other business in its industry. It also believes that John Deere is an important provider of most of the types of construction equipment that it markets, and the leader in some size ranges. The Company also believes that it is the world's largest producer of premium turf care equipment and utility vehicles. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

MARKET CONDITIONS AND OUTLOOK

Grain and oilseed prices declined significantly during the fourth quarter on prospects for record or near-record crop production and the effects of weakening demand from Asia. Pork prices moved substantially lower as well. As a result, United States farm income is expected to decline in 1999, despite a recently enacted emergency government-aid package. At the same time, farm income declines are expected in other parts of the world, and unsettled financial conditions should continue to have an unfavorable impact on credit availability in emerging markets. Accordingly, retail demand for agricultural equipment in 1999 is now projected to decline by 20 percent in North America, by 10 percent in Europe, and by 15 percent in Latin America and Australia. The Company's first quarter financial results will be significantly affected by the reduced production schedules for large tractors and combines associated with this lower level of demand.

North American construction equipment industry sales and housing starts are expected to decline slightly next year, but remain at favorable levels. In addition, the Company is implementing an initiative aimed at better matching production schedules to customer orders, leading to lower field inventories and improved product availability. Initial stages of implementation will result in lower shipments to dealers.

Sales of commercial and consumer equipment should continue to increase in 1999 following strong gains in 1998. New product introductions are expected to expand the Company's position in the many growing markets served by this division.

Credit operations are expected to improve in 1999 because of a larger portfolio, primarily due to recent growth in leasing. Insurance and health care operations also are well-positioned for improved results. At the same time, the Company's Financial Services subsidiaries are expected to see continued margin pressure, resulting from their highly competitive markets.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to decline by approximately 13 to 15 percent in 1999, compared with 1998. In this environment, the previously stated goal of reporting flat earnings per share in 1999 is not achievable. First quarter physical volume in 1999 is projected to be 23 to 25 percent below the comparable level of the first quarter of 1998.

The present economic situation is challenging the Company to balance its response to current conditions with its ongoing need for investment in its future. In this regard, the Company has reduced capital spending and is aggressively managing costs and assets, while pursuing further efficiency gains through various quality and supply management initiatives. At the same time, the Company fully intends to maintain its commitment to the key projects that underlie its plans for global growth and long-term market-share improvement.

1998 CONSOLIDATED RESULTS COMPARED WITH 1997

Deere & Company achieved record worldwide net income in 1998, totaling $1,021 million, or $4.20 per share ($4.16 diluted), compared with last year's net income of $960 million, or $3.78 per share ($3.74 diluted). The Equipment Operations and the Financial Services operations both contributed to the higher level of earnings.

Worldwide net sales and revenues increased 8 percent to a record $13,822 million in 1998 compared with $12,791 million in 1997. Net sales of the Equipment Operations increased 8 percent in 1998 to $11,926 million from $11,082 million last year. Export sales from the United States totaled $1,970 million for 1998 compared with $2,013 million last year. Overseas sales, which were affected by weaker economic conditions and adverse currency fluctuations, were slightly lower in 1998. Overall, the Company's worldwide physical volume of sales increased 8 percent for the year.

Finance and interest income increased 16 percent to $1,007 million in 1998 compared with $867 million last year, while insurance and health care premiums increased 4 percent to $693 million in the current year compared with $668 million in 1997.

The Company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $831 million in 1998 compared with $817 million in 1997.

Net income of the Company's Financial Services operations in 1998 was $175 million compared with $138 million in 1997. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

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

In addition to the agricultural equipment manufactured by the Equipment Operations, a number of agricultural products are purchased from other manufacturers for resale by John Deere outside the United States and Canada.

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

John Deere construction equipment falls into three broad categories: utility tractors and smaller earthmoving equipment; medium capacity construction and earthmoving equipment; and forestry machines. The Equipment Operations' construction equipment business began in the late 1940s with wheel and crawler tractors of a size and horsepower range similar to agricultural tractors, utilizing common components. Through the years, the Equipment Operations substantially increased production capacity for construction equipment, adding to the line larger machines such as crawler loaders and dozers, log skidders, motor graders, hydraulic excavators and four-wheel-drive loaders. These products incorporate technology and many major components similar to those used in agricultural equipment, including diesel engines, transmissions and sophisticated hydraulics and electronics. In addition to the construction equipment manufactured by the Equipment Operations, certain products are purchased from other manufacturers for resale by John Deere.

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and Mexico and for the distribution of excavators in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of construction products manufactured by John Deere in the United States, including four-wheel-drive loaders and small crawler dozers, are distributed by Hitachi in Japan and other Far East markets.

The division has also taken a number of initiatives in the rental equipment market for construction machinery including specially designed rental programs for Deere dealers, expanded cooperation with major national equipment rental companies, and direct participation in the rental market, through the Company's minority ownership in Sunstate Equipment Co., LLC.

The Equipment Operations also manufacture and distribute diesel engines and drivetrain components both for use in John Deere products and for sale to other original equipment manufacturers.

COMMERCIAL AND CONSUMER EQUIPMENT

John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, skid steer loaders, front mowers, small utility vehicles, handheld products such as chain saws, string trimmers and leaf blowers, and a broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

The division sells entry-level lawn, yard and garden tractors and walk-behind mowers under the name "Sabre by John Deere" in North America. The division also sells consumer products under the Homelite and Green Machine brand names and sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name. The division also builds products for sale by others. Beginning in 1999, the Company will build products under the Scott's-TM- brand for sale through Home Depot stores.

In addition to the equipment manufactured by the commercial and consumer division, certain products are purchased from other manufacturers for resale by John Deere.

ENGINEERING AND RESEARCH

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $444 million, or 3.7 percent of net sales of equipment in 1998, and $412 million, or 3.7 percent in 1997.

MANUFACTURING

MANUFACTURING PLANTS. In the United States and Canada, the Equipment Operations own and operate 19 factory locations, which contain approximately
30.0 million square feet of floor space. Six of the factories are devoted primarily to the manufacture of agricultural equipment, eight to commercial and consumer equipment, two to construction equipment, one to engines, one to hydraulics and power train components, and one to power train components manufactured mostly for OEM markets. The Equipment Operations own and operate tractor factories in Germany and Mexico; agricultural equipment factories in France, Germany, Mexico, the Netherlands and South Africa; engine factories in France, Mexico and Argentina; a component factory in Spain; an axle facility in Mexico; and commercial and consumer facilities in Germany, Mexico and the Netherlands. These overseas facilities contain approximately 7.9 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in Brazil, China and the United States and a joint venture that builds construction excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

The Equipment Operations manufacture many of the components included in their products. The principal raw materials required for the manufacture of products are purchased from numerous suppliers. Although the Equipment Operations depend upon outside sources of supply for a substantial number of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for agricultural, construction and commercial and consumer equipment.

The physical volume of sales in 1998 was 8 percent higher than in 1997. Capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at varying production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance customer responsiveness. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products at the times when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, and compensation incentives related to productivity and organizational structure. The Equipment Operations also pursue the sale to other companies of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

CAPITAL EXPENDITURES. The Equipment Operations' capital expenditures were $425 million in 1998 compared with $479 million in 1997 and $258 million in 1996. Provisions for depreciation applicable to the Equipment Operations' property, plant and equipment during these years were $267 million, $253 million and $253 million, respectively. The Equipment Operations' capital expenditures for 1999 are currently estimated to approximate $335 million. The 1999 expenditures will be associated with new products, operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Future levels of capital expenditures will depend on business conditions.

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

MARKETING

In the United States and Canada, the Equipment Operations, excluding certain consumer product lines, distribute equipment and service parts through one agricultural equipment sales and administration office supported by seven agricultural equipment sales branches, one construction equipment sales and administration office and one commercial and consumer equipment sales and administration office (collectively called sales branches). In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3,400 dealer locations, all of which are independently owned. 1,685 sell agricultural equipment, while 420 sell construction equipment. Smaller construction equipment is sold by nearly all of the construction equipment dealers and larger construction equipment, forestry equipment and a line of light construction equipment are sold by most of these dealers. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction equipment dealers, and about 1,300 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite, Green Machine and Scott's-TM- product lines are sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in five European countries, South Africa, Mexico, Argentina, Uruguay and Australia, by export sales branches in Europe and the United States, and by associated companies in Brazil and China. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, construction equipment is sold primarily by an export sales branch located in the United States.

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

Receivables from dealers, which largely represent dealer inventories, were $4.1 billion at October 31, 1998 compared with $3.3 billion at October 31, 1997 and $3.2 billion at October 31, 1996. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, were 34 percent, 30 percent and 33 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $4.4 billion at April 30, 1998 and $3.6 billion at April 30, 1997. Wholesale financing is also provided by the Company's credit segment. See "Financial Services--Credit Operations" below.

FINANCIAL SERVICES

CREDIT OPERATIONS

UNITED STATES, CANADA, MEXICO, AUSTRALIA, GERMANY AND THE UNITED KINGDOM. In the United States and Canada, the Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, construction and commercial and consumer equipment. The Company's credit subsidiaries include John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc., John Deere Receivables, Inc., John Deere Funding Corporation, Arrendadora John Deere, S.A. de C.V., and John Deere Credit Limited-Australia, among others), and John Deere Credit Inc. (Canada) (collectively referred to as the Credit Companies). Deere & Company and John Deere Construction Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States and Mexico. John Deere Credit Inc. purchases and finances retail notes acquired by John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. Certain subsidiaries of the Capital Corporation lease John Deere agricultural, construction and commercial and consumer equipment to retail customers in the United States, Mexico and Australia.

The Credit Companies also purchase and finance retail notes unrelated to John Deere, representing primarily recreational product notes acquired from independent dealers of recreational vehicles and from marine product mortgage service companies. The Credit Companies also finance and service revolving charge accounts through merchants or leading farm input providers in the agricultural, construction, lawn and grounds care and yacht retail markets and, additionally, provide wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts, John Deere engine inventories and John Deere agricultural and John Deere construction equipment owned by dealers of those products.

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

Retail leases are offered to equipment users in the United States, Mexico, the United Kingdom and Australia. A small number of leases are executed with units of local government. Leases are usually written for periods of one to six years, and frequently contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and the Company's Canadian subsidiary, John Deere Limited.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1998 and 1997, the Capital Corporation's ratios were
1.63 to 1 and 1.64 to 1, respectively. The Company has also committed to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Capital Corporation or any of its direct or indirect subsidiaries. No payments were necessary under this agreement in 1997 or 1998. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 27 and 28.

OVERSEAS. John Deere Credit Limited (United Kingdom) offers equipment financing products within the United Kingdom. John Deere Credit-Germany, a partnership, offers equipment financing within Germany. John Deere Credit Limited (Australia) offers equipment financing products within Australia. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

INSURANCE

The Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries. The insurance group's business focus is on marketing commercial property/casualty insurance services and coverages to selected market segments. Marketing efforts are directed through separate business units that specialize in particular market segments. The Dealer Operations business unit insures dealership organizations in the United States, with primary focus on agricultural equipment, construction equipment and automobile dealerships. The Transportation business unit insures trucking operations, with primary focus on long-haul trucking firms. The Specialty Managers business unit provides insurance coverages for niche markets through contracted underwriting managers. Other specialty insurance business marketed through the different business units includes programs that provide physical damage insurance on equipment utilized in forestry, construction and agricultural operations, extended warranty protection on Deere equipment, group accident and health insurance for employees of participating John Deere dealers and a small amount of long-term disability insurance for John Deere employees.

For additional financial information on insurance operations, see the material under the caption "Insurance Operations" on pages 28 and 29.

HEALTH CARE

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which had been developed from efforts to control its own health care costs. John Deere Health Care currently provides health management programs and related administrative services, through its health maintenance organization subsidiaries, Heritage National Healthplan, Inc., John Deere Family Healthplan, Inc. and John Deere Healthplan of Georgia, Inc., for companies located in Illinois, Iowa, Wisconsin, Kentucky, Tennessee, Virginia and Georgia. At October 31, 1998, approximately 428,000 individuals were enrolled in these programs, of which approximately 69,800 were John Deere employees, retirees and their dependents. The Company has announced its intention to discontinue its health care operations in Georgia during 1999.

For additional financial information on health care operations, see the material under the caption "Health Care Operations" on page 29.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

EMPLOYEES

At October 31, 1998, John Deere had approximately 37,000 full-time employees, including approximately 26,700 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 49 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

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

 NAME, AGE AND OFFICE (AT DECEMBER 31, 1998), AND YEAR             PRINCIPAL OCCUPATION DURING LAST FIVE YEARS OTHER
     ELECTED TO OFFICE                                               THAN OFFICE OF THE COMPANY CURRENTLY HELD
 Hans W. Becherer          63  Chairman                     1990    1990 and prior, President
 Bernard L. Hardiek        58  Division President           1995    1994-95 Executive Vice President;
                                                                         1994 and prior, Senior Vice President
 Ferdinand F. Korndorf     49  Division President           1995    1994-95 Senior Vice President; 1991-94 Vice President
 Pierre E. Leroy           50  Division President           1996    1994-96 Senior Vice President and Chief Financial
                                                                         Officer; 1994 and prior, Vice President and Treasurer
 Michael P. Orr            51  Division President           1997    1997 and prior, President, John Deere Credit
 Joseph W. England         58  Senior Vice President        1981
 Nathan J. Jones           42  Senior Vice President and    1998    1995-98 Vice President and Treasurer;
                               Chief Financial Officer                   1994 and prior, Assistant Treasurer
 Robert W. Lane            49  Senior Vice President, Ag    1998    1996-98 Senior Vice President and Chief Financial Officer;
                               Division, and Managing                    1995-96 Senior Vice President, Ag Division;
                               Director, Region II                       1992-95 Director Latin America, the Far East,
                                                                              Australia and South Africa
 John K. Lawson            58  Senior Vice President        1996    1995-96 Division President; 1992-95 Senior Vice President;

 Frank S. Cottrell         56  Senior Vice President,       1998    1993-98, Vice President, Secretary and General Counsel
                               Secretary and General
                               Counsel


ITEM 2.   PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations also own and operate buildings housing seven sales branches, one centralized parts depot, five regional parts depots and several transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.0 million square feet of floor space. The Equipment Operations also own and operate buildings housing three sales branches, one centralized parts depot and three regional parts depots in Europe. These facilities contain approximately 920,000 square feet of floor space.

Deere & Company administrative offices, offices for insurance, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.0 million square feet of floor space and miscellaneous other facilities total 0.5 million square feet. John Deere also leases space in various locations totaling about 2.3 million square feet.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II
-------------------------------------------------------------------------------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Information (Unaudited)" on page 43.

ITEM 6.   SELECTED FINANCIAL DATA.

Financial Summary

  (Millions of dollars except per share amounts)                1998           1997          1996          1995          1994
 For the Year Ended October 31:
      Total net sales and revenues                         $   13,822    $   12,791    $   11,229    $   10,291    $    8,977
      Net income                                           $    1,021    $      960    $      817    $      706    $      604
      Net income per share                                 $     4.20    $     3.78    $     3.14    $     2.71    $     2.34
      Net income per share - diluted(1)                    $     4.16    $     3.74    $     3.11    $     2.69    $     2.32
      Dividends declared per share                         $      .88    $      .80    $      .80    $      .75    $  .68-1/3
 At October 31:
      Total assets                                         $   18,002    $   16,320    $   14,653    $   13,847    $   12,781
      Long-term borrowings                                 $    2,792    $    2,623    $    2,425    $    2,176    $    2,054

(1)  Restated for adoption of FASB Statement No. 128 in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 24 through 30.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under "Management's Discussion and Analysis" on page 30, the "Financial Instruments" note on page 42 and the supplementary data under "Financial Instrument Risk Information" on page 43.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 18 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III
-------------------------------------------------------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

(c)  CHANGE IN CONTROL.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV
-------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                          PAGE
(a)(1)   FINANCIAL STATEMENTS

     Statement of Consolidated Income for the years ended
     October 31, 1998, 1997 and 1996                                       18

     Consolidated Balance Sheet, October 31, 1998 and 1997
                                                                           20

     Statement of Consolidated Cash Flows for the years ended
     October 31, 1998, 1997 and 1996                                       22

     Notes to Consolidated Financial Statements
                                                                           31

(a)(2)   SCHEDULE TO CONSOLIDATED FINANCIAL STATEMENTS

     Schedule II - Valuation and Qualifying Accounts for the years ended
     October 31, 1998, 1997 and 1996                                       48

(a)(3)   EXHIBITS

     SEE THE "INDEX TO EXHIBITS" ON PAGES 49 AND 50 OF THIS REPORT.

     Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)  REPORTS ON FORM 8-K.

     Current reports on Form 8-K dated September 14, 1998 (Item 7) and August 18, 1998 (Item 7).

     FINANCIAL STATEMENT SCHEDULES OMITTED

     The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

                       (THIS PAGE INTENTIONALLY LEFT BLANK.)

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------------------------
                                                                             CONSOLIDATED
                                                           (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
-----------------------------------------------------------------------------------------------------------------------
                                                                       YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)               1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment......................................  $11,925.8       $11,081.7        $ 9,640.0
Finance and interest income.................................    1,007.1           867.4            763.4
Insurance and health care premiums..........................      692.9           668.1            658.1
Investment income...........................................       73.1            67.2             66.2
Other income................................................      122.6           107.0            101.7
                                                              ---------       ---------        ---------
    Total...................................................   13,821.5        12,791.4         11,229.4
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold..........................................    9,233.7         8,481.1          7,460.2
Research and development expenses...........................      444.4           412.3            370.3
Selling, administrative and general expenses................    1,309.4         1,320.7          1,146.6
Interest expense............................................      519.4           422.2            402.2
Insurance and health care claims and benefits...............      579.0           554.0            502.1
Other operating expenses....................................      175.6            94.0             61.4
                                                              ---------       ---------        ---------
    Total...................................................   12,261.5        11,284.3          9,942.8
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES............    1,560.0         1,507.1          1,286.6
Provision for income taxes..................................      553.9           550.9            479.8
                                                              ---------       ---------        ---------
INCOME OF CONSOLIDATED GROUP................................    1,006.1           956.2            806.8
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED SUBSIDIARIES
  AND AFFILIATES
    Credit..................................................         .1            (1.4)
    Insurance...............................................
    Health care.............................................         .2
    Other...................................................       15.0             5.3             10.5
                                                              ---------       ---------        ---------
         Total..............................................       15.3             3.9             10.5
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
NET INCOME..................................................  $ 1,021.4       $   960.1        $   817.3
                                                              ---------       ---------        ---------
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income..................................................  $    4.20       $    3.78        $    3.14
Net income - diluted........................................  $    4.16       $    3.74        $    3.11
Dividends declared..........................................  $     .88       $     .80        $     .80
-----------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    EQUIPMENT OPERATIONS                 FINANCIAL SERVICES
                                                             (DEERE & COMPANY WITH FINANCIAL
                                                              SERVICES ON THE EQUITY BASIS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED OCTOBER 31               YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)              1998        1997         1996         1998        1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES AND REVENUES
Net sales of equipment...................................... $11,925.8   $11,081.7    $9,640.0
Finance and interest income.................................     131.1       114.8       120.5     $  887.0    $  757.6    $  648.5
Insurance and health care premiums..........................                                          720.8       697.2       690.6
Investment income...........................................                                           73.1        67.2        66.2
Other income................................................      40.4        47.6        28.8         85.9        63.1        76.2
                                                             ---------   ---------    --------     --------    --------    --------
    Total...................................................  12,097.3    11,244.1     9,789.3      1,766.8     1,585.1     1,481.5
                                                             ---------   ---------    --------     --------    --------    --------
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Cost of goods sold..........................................   9,252.7     8,499.3     7,486.1
Research and development expenses...........................     444.4       412.3       370.3
Selling, administrative and general expenses................     932.5       940.3       817.7        382.8       388.9       337.1
Interest expense............................................     128.0        80.8       107.4        402.3       346.4       300.3
Insurance and health care claims and benefits...............                                          585.8       560.2       503.8
Other operating expenses....................................      50.4        19.5        24.3        125.2        74.4        37.1
                                                             ---------   ---------    --------     --------    --------    --------
    Total...................................................  10,808.0     9,952.2     8,805.8      1,496.1     1,369.9     1,178.3
                                                             ---------   ---------    --------     --------    --------    --------
-----------------------------------------------------------------------------------------------------------------------------------
INCOME OF CONSOLIDATED GROUP BEFORE INCOME TAXES............   1,289.3     1,291.9       983.5        270.7       215.2       303.2
Provision for income taxes..................................     458.1       475.2       373.5         95.8        75.7       106.4
                                                             ---------   ---------    --------     --------    --------    --------
INCOME OF CONSOLIDATED GROUP................................     831.2       816.7       610.0        174.9       139.5       196.8
                                                             ---------   ---------    --------     --------    --------    --------
-----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED SUBSIDIARIES
  AND AFFILIATES
    Credit..................................................     162.8       147.2       146.6           .1        (1.4)
    Insurance...............................................       8.9        29.6        32.7
    Health care.............................................       3.5       (38.7)       17.5           .2
    Other...................................................      15.0         5.3        10.5
                                                             ---------   ---------    --------     --------    --------    --------
         Total..............................................     190.2       143.4       207.3           .3        (1.4)
                                                             ---------   ---------    --------     --------    --------    --------
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME.................................................. $ 1,021.4   $   960.1    $  817.3     $  175.2    $  138.1    $  196.8
                                                             ---------   ---------    --------     --------    --------    --------
                                                             ---------   ---------    --------     --------    --------    --------
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income..................................................
Net income - diluted........................................
Dividends declared..........................................
-----------------------------------------------------------------------------------------------------------------------------------

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------
                                                                   CONSOLIDATED
                                                  (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
--------------------------------------------------------------------------------------------------
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                    OCTOBER 31
ASSETS                                                          1998            1997
--------------------------------------------------------------------------------------------------
Cash and short-term investments.............................  $   309.7       $   330.0
Cash deposited with unconsolidated subsidiaries.............
                                                              ---------       ---------
    Cash and cash equivalents...............................      309.7           330.0
Marketable securities.......................................      867.3           819.6
Receivables from unconsolidated subsidiaries and
  affiliates................................................       36.2            14.6
Trade accounts and notes receivable - net...................    4,059.2         3,333.8
Financing receivables - net.................................    6,332.7         6,404.7
Other receivables...........................................      536.8           412.7
Equipment on operating leases - net.........................    1,209.2           774.6
Inventories.................................................    1,286.7         1,072.7
Property and equipment - net................................    1,700.3         1,524.1
Investments in unconsolidated subsidiaries and affiliates...      172.0           149.9
Intangible assets - net.....................................      217.6           157.8
Prepaid pension costs.......................................      674.3           592.9
Other assets................................................      109.7           107.2
Deferred income taxes.......................................      396.3           543.6
Deferred charges............................................       93.5            81.6
                                                              ---------       ---------
--------------------------------------------------------------------------------------------------
Total.......................................................  $18,001.5       $16,319.8
                                                              ---------       ---------
                                                              ---------       ---------
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings.......................................  $ 5,322.1       $ 3,774.6
Payables to unconsolidated subsidiaries and affiliates......       31.1            48.7
Accounts payable and accrued expenses.......................    2,853.2         2,839.7
Insurance and health care claims and reserves...............      411.3           414.7
Accrued taxes...............................................      144.9           117.5
Deferred income taxes.......................................       19.7            21.4
Long-term borrowings........................................    2,791.7         2,622.8
Retirement benefit accruals and other liabilities...........    2,347.7         2,333.2
                                                              ---------       ---------
    Total liabilities.......................................   13,921.7        12,172.6
                                                              ---------       ---------
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares;
  issued - 263,852,871 shares in 1998 and 263,849,303
  shares in 1997), at stated value..........................    1,789.8         1,778.5
Retained earnings...........................................    3,839.5         3,048.4
Minimum pension liability adjustment........................      (18.7)          (14.0)
Cumulative translation adjustment...........................      (80.5)          (57.4)
Unrealized gain on marketable securities....................       24.5            22.2
Unamortized restricted stock compensation...................       (7.2)          (17.4)
Common stock in treasury, 31,542,845 shares in 1998 and
  13,556,164 shares in 1997, at cost........................   (1,467.6)         (613.1)
                                                              ---------       ---------
    Total stockholders' equity..............................    4,079.8         4,147.2
                                                              ---------       ---------
--------------------------------------------------------------------------------------------------
Total.......................................................  $18,001.5       $16,319.8
                                                              ---------       ---------
                                                              ---------       ---------
---------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------
                     EQUIPMENT OPERATIONS                                        FINANCIAL SERVICES
(DEERE & COMPANY WITH FINANCIAL SERVICES ON THE EQUITY BASIS)
------------------------------------------------------------------------------------------------------------------------
                                                                           OCTOBER 31                 OCTOBER 31
                                                                       1998          1997         1998         1997
------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments.............................        $    68.3     $   61.2     $  241.5     $  268.8
Cash deposited with unconsolidated subsidiaries.............            139.6        350.0
                                                                    ---------     --------     --------     --------
    Cash and cash equivalents...............................            207.9        411.2        241.5        268.8
Marketable securities.......................................                                      867.3        819.6
Receivables from unconsolidated subsidiaries and
  affiliates................................................             95.5         57.3                       6.1
Trade accounts and notes receivable - net...................          4,059.2      3,333.8
Financing receivables - net.................................             85.8         83.5      6,246.9      6,321.2
Other receivables...........................................            139.4          2.1        397.3        410.6
Equipment on operating leases - net.........................            218.6        193.9        990.6        580.7
Inventories.................................................          1,286.7      1,072.7
Property and equipment - net................................          1,653.9      1,479.1         46.4         45.0
Investments in unconsolidated subsidiaries and affiliates...          1,620.4      1,494.7         20.3         13.0
Intangible assets - net.....................................            210.1        148.4          7.6          9.4
Prepaid pension costs.......................................            674.3        592.9
Other assets................................................             78.3         66.6         31.4         40.6
Deferred income taxes.......................................            372.6        490.8         23.7         52.8
Deferred charges............................................             63.3         57.2         30.1         24.4
                                                                    ---------     --------     --------     --------
--------------------------------------------------------------------------------------------------------------------
Total.......................................................        $10,766.0     $9,484.2     $8,903.1     $8,592.2
                                                                    ---------     --------     --------     --------
                                                                    ---------     --------     --------     --------
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings.......................................        $ 1,512.4     $  171.1     $3,809.7     $3,603.5
Payables to unconsolidated subsidiaries and affiliates......             43.0         54.8        187.0        392.7
Accounts payable and accrued expenses.......................          2,098.1      2,134.1        755.1        705.6
Insurance and health care claims and reserves...............                                      411.3        414.7
Accrued taxes...............................................            142.1        114.2          2.8          3.2
Deferred income taxes.......................................             19.7         21.4
Long-term borrowings........................................            552.9        539.9      2,238.8      2,082.9
Retirement benefit accruals and other liabilities...........          2,318.0      2,301.5         29.7         31.8
                                                                    ---------     --------     --------     --------
    Total liabilities.......................................          6,686.2      5,337.0      7,434.4      7,234.4
                                                                    ---------     --------     --------     --------
--------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares;
  issued - 263,852,871 shares in 1998 and 263,849,303
  shares in 1997), at stated value..........................          1,789.8      1,778.5        237.1        238.4
Retained earnings...........................................          3,839.5      3,048.4      1,223.2      1,104.5
Minimum pension liability adjustment........................            (18.7)       (14.0)
Cumulative translation adjustment...........................            (80.5)       (57.4)       (16.1)        (7.3)
Unrealized gain on marketable securities....................             24.5         22.2         24.5         22.2
Unamortized restricted stock compensation...................             (7.2)       (17.4)
Common stock in treasury, 31,542,845 shares in 1998 and
  13,556,164 shares in 1997, at cost........................         (1,467.6)      (613.1)
                                                                    ---------     --------     --------     --------
    Total stockholders' equity..............................          4,079.8      4,147.2      1,468.7      1,357.8
                                                                    ---------     --------     --------     --------
--------------------------------------------------------------------------------------------------------------------
Total.......................................................        $10,766.0     $9,484.2     $8,903.1     $8,592.2
                                                                    ---------     --------     --------     --------
                                                                    ---------     --------     --------     --------
---------------------------------------------------------------------------------------------------

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOW

-----------------------------------------------------------------------------------------------------------------------
                                                                             CONSOLIDATED
                                                           (DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES)
-----------------------------------------------------------------------------------------------------------------------
                                                                       YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)               1998            1997             1996
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 1,021.4       $   960.1        $   817.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful receivables......................       57.0            51.0             59.9
    Provision for depreciation..............................      418.0           365.6            311.4
    Undistributed earnings of unconsolidated subsidiaries
      and affiliates........................................       (9.7)            (.3)            (2.6)
    Provision (credit) for deferred income taxes............      141.9            (6.9)           (65.0)
    Changes in assets and liabilities:
      Receivables...........................................     (724.6)         (175.2)            89.9
      Inventories...........................................     (192.6)         (255.2)           (75.1)
      Accounts payable and accrued expenses.................      (40.7)          186.3            162.1
      Insurance and health care claims and reserves.........       (3.5)          (22.9)           (39.7)
      Retirement benefit accruals...........................      (84.9)           41.0             72.0
      Other.................................................     (165.4)           13.2             14.2
                                                              ---------       ---------        ---------
        Net cash provided by operating activities...........      416.9         1,156.7          1,344.4
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of financing receivables.........................    5,685.3         5,324.1          4,353.4
Proceeds from sales of financing receivables................    1,859.9           968.0            960.3
Proceeds from maturities and sales of marketable
  securities................................................      187.3           226.0            104.4
Proceeds from sales of equipment on operating leases........      154.5           101.9             86.0
Cost of financing receivables acquires......................   (7,521.5)       (6,805.0)        (5,902.6)
Purchases of marketable securities..........................     (224.9)         (166.7)          (127.3)
Purchases of property and equipment.........................     (434.8)         (484.9)          (275.9)
Cost of operating leases acquired...........................     (752.3)         (540.8)          (299.4)
Acquisitions of businesses..................................     (103.0)          (45.7)          (112.4)
Other.......................................................       27.6            39.0             (2.0)
                                                              ---------       ---------        ---------
        Net cash used for investing activities..............   (1,121.9)       (1,384.1)        (1,215.5)
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings................      802.3           524.5           (283.2)
Change in intercompany receivables/payables.................
Proceeds from long-term borrowings..........................    2,067.6         1,150.0          1,190.0
Principal payments on long-term borrowings..................   (1,106.4)         (816.8)          (661.4)
Proceeds from issuance of common stock......................       22.7            34.8             39.0
Repurchases of common stock.................................     (885.9)         (419.1)          (274.7)
Dividends paid..............................................     (212.4)         (204.3)          (209.3)
Other.......................................................       (1.2)            (.2)             (.4)
                                                              ---------       ---------        ---------
        Net cash provided by (used for) financing
          activities........................................      686.7           268.9           (200.0)
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (2.0)           (3.0)            (1.1)
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT.........      (20.3)           38.5            (72.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      330.0           291.5            363.7
                                                              ---------       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   309.7       $   330.0        $   291.5
                                                              ---------       ---------        ---------
                                                              ---------       ---------        ---------
-----------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement include Deere & Company's credit, insurance and health care subsidiaries. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated"data.

The information on pages 24 through 43 is an integral part of this statement.

-----------------------------------------------------------------------------------------------------------------------------------
                                                      EQUIPMENT OPERATIONS                              FINANCIAL SERVICES
                                  (DEERE & COMPANY WITH FINANCIAL SERVICES ON THE EQUITY BASIS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED OCTOBER 31                 YEAR ENDED OCTOBER 31
(IN MILLIONS OF DOLLARS EXCEPT PER SHARE AMOUNTS)              1998       1997       1996           1998        1997       1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................  $1,021.4   $  960.1   $  817.3       $   175.2   $  138.1   $   196.8
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for doubtful receivables.....................       6.4       12.8       17.2            50.6       38.2        42.7
    Provision for depreciation.............................     282.6      272.0      264.9           135.4       93.5        46.5
    Undistributed earnings of unconsolidated subsidiaries      (127.9)      (3.0)     (51.5)            (.2)       1.5
      and affiliates.......................................     115.3       (4.6)     (70.7)           26.6       (2.4)        5.6
    Provision (credit) for deferred income taxes...........
    Changes in assets and liabilities:
      Receivables..........................................    (739.1)    (232.8)      82.7            14.4       57.7         8.1
      Inventories..........................................    (192.6)    (255.2)     (75.1)
      Accounts payable and accrued expenses................     (70.0)     198.2      130.1            29.3      (11.9)       31.0
      Insurance and health care claims and reserves........                                            (3.5)     (22.9)      (39.7)
      Retirement benefit accruals..........................     (82.9)      26.7       70.9            (2.1)      14.2         1.1
      Other................................................    (101.3)      31.7       27.4           (63.9)     (18.4)      (13.0)
                                                             --------   --------   --------       ---------   --------   ---------
        Net cash provided by operating activities..........     111.9    1,005.9    1,213.2           361.8      287.6       279.1
                                                             --------   --------   --------       ---------   --------   ---------
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of financing receivables........................      36.1       55.4       58.2         5,649.2    5,268.7     4,295.2
Proceeds from sales of financing receivables...............                   .1         .3         1,859.9      967.9       960.0
Proceeds from maturities and sales of marketable                                                      187.3      226.0       104.4
  securities...............................................      65.7       48.8       32.6            88.8       53.1        53.4
Proceeds from sales of equipment on operating leases.......     (41.0)     (36.4)     (41.3)       (7,480.5)  (6,768.6)   (5,861.3)
Cost of financing receivables acquires.....................                                          (224.9)    (166.7)     (127.3)
Purchases of marketable securities.........................    (421.6)    (473.8)    (256.8)          (13.1)     (11.2)      (19.2)
Purchases of property and equipment........................    (123.5)    (111.4)     (76.6)         (628.8)    (429.4)     (222.8)
Cost of operating leases acquired..........................     (95.9)     (37.2)    (106.2)           (7.2)      (8.5)       (6.2)
Acquisitions of businesses.................................      13.3        2.0        6.2            15.6        8.0        (7.9)
Other......................................................  --------   --------   --------       ---------   --------   ---------
                                                               (566.9)    (552.5)    (383.6)         (553.7)    (860.7)     (831.7)
        Net cash used for investing activities.............  --------   --------   --------       ---------   --------   ---------
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings...............   1,184.8       (2.8)      67.2          (382.5)     527.3      (350.4)
Change in intercompany receivables/payables................
Proceeds from long-term borrowings.........................     (15.0)      55.5      (39.0)         (195.4)    (250.4)      123.7
Principal payments on long-term borrowings.................     199.4                               1,868.2    1,150.0     1,190.0
Proceeds from issuance of common stock.....................     (38.9)    (128.0)    (317.5)       (1,067.5)    (688.8)     (344.0)
Repurchases of common stock................................      22.7       34.8       39.0                       29.0
Dividends paid.............................................    (885.9)    (419.1)    (274.7)
Other......................................................    (212.4)    (204.3)    (209.3)          (56.8)    (136.8)     (147.8)
                                                                 (1.1)       (.2)       (.4)           (1.3)
        Net cash provided by (used for) financing            --------   --------   --------       ---------   --------   ---------
          activities.......................................     253.6     (664.1)    (734.7)          164.7      630.3       471.5
                                                             --------   --------   --------       ---------   --------   ---------
-----------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................      (1.9)      (2.9)      (1.2)            (.1)
                                                             --------   --------   --------       ---------   --------   ---------
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT........    (203.3)    (213.6)      93.7           (27.3)      57.2       (81.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............     411.2      624.8      531.1           268.8      211.6       292.7
                                                             --------   --------   --------       ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  207.9   $  411.2   $  624.8       $   241.5   $  268.8   $   211.6
                                                             --------   --------   --------       ---------   --------   ---------
                                                             --------   --------   --------       ---------   --------   ---------
-----------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1998, 1997 AND 1996 (UNAUDITED)

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

1998 COMPARED WITH 1997 (UNAUDITED)
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income in 1998, totaling $1,021 million, or $4.20 per share ($4.16 diluted), compared with last year's income of $960 million, or $3.78 per share ($3.74 diluted). The Equipment Operations and the Financial Services operations both contributed to the higher level of earnings.

     Worldwide net sales and revenues increased 8 percent to a record $13,822 million in 1998, compared with $12,791 million in 1997. Net sales of the Equipment Operations increased 8 percent in 1998 to $11,926 million from $11,082 million last year. Export sales from the United States totaled $1,970 million for 1998, compared with $2,013 million last year. Overseas sales, which were affected by weaker economic conditions and adverse currency fluctuations, were slightly lower in 1998. Overall, the company's worldwide physical volume of sales increased 8 percent for the year.

     Finance and interest income increased 16 percent to $1,007 million in 1998, compared with $867 million last year, while insurance and health care premiums increased 4 percent to $693 million in the current year, compared with $668 million in 1997.

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had income of $831 million in 1998, compared with $817 million in 1997. The strong performances of the commercial and consumer equipment and construction equipment operations led to the record results. Overall, the improvement was due to higher sales and production volumes, partially offset by higher sales incentive costs, growth expenditures, interest expense and unfavorable currency fluctuations. Operating profit, as defined below, represented 12.4 percent of net sales in 1998, compared to 12.6 percent in 1997.

     Net income of the company's Financial Services operations improved in 1998 totaling $175 million, compared with $138 million in 1997. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

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


--------------------------------------------------------------------------------
                            1998 NET SALES AND REVENUES
                                BY BUSINESS SEGMENT
--------------------------------------------------------------------------------
Agricultural Equipment                    53%
Construction Equipment                    19%
Commercial and Consumer Equipment         15%
Health Care                                3%
Insurance                                  3%
Credit                                     7%
--------------------------------------------------------------------------------



                           WORLDWIDE AGRICULTURAL EQUIPMENT
-----------------------------------------------------------------------------------------
NET SALES           96     97     98       OPERATING PROFIT     96      97       98
(IN BILLIONS)                              (IN MILLIONS)
-----------------------------------------------------------------------------------------
                    $6.1    $7.0   $7.2                         $821    $1,072   $962
-----------------------------------------------------------------------------------------

    Operating profit of the worldwide agricultural equipment segment decreased to $962 million in 1998, compared with $1,072 million in 1997, as a result of higher sales incentive costs, an unfavorable sales mix and inefficiencies associated with production cuts, partially offset by an increase in sales. Agricultural equipment sales increased 2 percent in 1998, compared with 1997. However, during the fourth quarter of 1998, sales of agricultural equipment decreased 18 percent compared with the fourth quarter of 1997, as lower farm commodity prices and weaker farm economic conditions adversely affected retail demand. As a result, the company reduced production of large tractors and combines in order to keep inventories in balance. These conditions are expected to continue to affect the agricultural equipment operations in 1999, as explained further in the "Market Conditions and Outlook" section on pages 25 and 26.



                              WORLDWIDE CONSTRUCTION EQUIPMENT
--------------------------------------------------------------------------------------------
NET SALES            96     97      98         OPERATING PROFIT       96      97      98
(IN BILLIONS)                                  (IN MILLIONS)
--------------------------------------------------------------------------------------------
                    $1.9    $2.3    $2.6                              $186     $216    $300
--------------------------------------------------------------------------------------------

     The worldwide construction equipment operations generated a significantly higher operating profit of $300 million this year, compared with $216 million in 1997. The increased operating profit in 1998 reflected higher sales and production volumes, lower operating expenses and improved operating efficiencies, partially offset by higher sales incentive costs and production start-up expenses at the engine facility in Torreon, Mexico. In 1998, construction equipment sales increased 14 percent, compared with last year.



                       WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
-----------------------------------------------------------------------------------------
NET SALES           96     97     98       OPERATING PROFIT     96      97       98
(IN BILLIONS)                              (IN MILLIONS)
-----------------------------------------------------------------------------------------
                    $1.6    $1.8   $2.1                         $118    $114     $214
-----------------------------------------------------------------------------------------


The worldwide commercial and consumer equipment segment's operating profit increased significantly to $214 million in 1998, compared with $114 million in 1997, as a result of higher sales and production volumes driven by strong retail demand for the company's products, as well as improved operating efficiencies. Partially offsetting these benefits were higher expenses for the promotion of new products and the start-up of new facilities. Last year's results were adversely affected by write-offs related to the Homelite product line. Commercial and consumer equipment sales increased 20 percent in 1998, compared with 1997.


                                 FINANCIAL SERVICES
-----------------------------------------------------------------------------------------
REVENUES            96      97     98       OPERATING PROFIT    96      97       98
(IN BILLIONS)                               (IN MILLIONS)
-----------------------------------------------------------------------------------------
                    $1.4    $1.6   $1.7                         $303    $214     $271
-----------------------------------------------------------------------------------------


     The combined operating profit of the credit, insurance and health care business segments improved to $271 million in 1998, compared with $214 million in 1997 as discussed on pages 27 through 29.



                      UNITED STATES AND CANADA EQUIPMENT OPERATIONS
-----------------------------------------------------------------------------------------
NET SALES           96     97     98       OPERATING PROFIT     96      97       98
(IN BILLIONS)                              (IN MILLIONS)
-----------------------------------------------------------------------------------------
                    $6.9    $8.0   $8.9                         $867    $1,101   $1,177
-----------------------------------------------------------------------------------------


     On a geographic basis, the United States and Canadian equipment operations had a higher operating profit of $1,177 million in 1998, compared with $1,101 million last year, as a result of higher sales and production volumes. Partially offsetting these benefits were higher sales incentive costs, a less favorable sales mix, inefficiencies associated with production schedule reductions and higher expenses related to the promotion of new products and start-up costs. Last year was affected by the previously mentioned Homelite product line write-offs. Sales increased 11 percent in 1998 and the physical volume of sales increased 10 percent, compared with last year.



                              OVERSEAS EQUIPMENT OPERATIONS
-----------------------------------------------------------------------------------------
NET SALES           96     97     98       OPERATING PROFIT     96      97       98
(IN BILLIONS)                              (IN MILLIONS)
-----------------------------------------------------------------------------------------
                    $2.7    $3.1   $3.0                         $258    $301     $299
-----------------------------------------------------------------------------------------


      The overseas equipment operations had a slightly lower operating profit of $299 million in 1998, compared with $301 million last year, primarily due to higher sales incentive costs and start-up expenses at the Torreon engine facility. Overseas sales were slightly lower than last year, while the physical volume of sales increased 3 percent in 1998, compared with 1997.

MARKET CONDITIONS AND OUTLOOK

Grain and oilseed prices declined significantly during the fourth quarter on prospects for record or near-record crop production and the effects of weakening demand from Asia. Pork prices moved substantially lower as well. As a result, United States farm income is expected to decline in 1999, despite a recently enacted emergency government aid package. At the same time, farm income declines are expected in other parts of the world, and unsettled financial conditions should continue to have an unfavorable impact on credit availability in emerging markets. Accordingly, retail demand for agricultural equipment in 1999 is now projected to decline by 20 percent in North America, by 10 percent in Europe and by 15 percent in Latin America and Australia. The company's financial results for the first quarter will be significantly affected by the production cuts of large tractors and combines associated with this lower level of demand.

     North American construction equipment industry sales and housing starts are expected to decline slightly next year, but remain at favorable levels. In addition, the company is implementing an initiative aimed at better matching production schedules to customer orders, leading to lower field inventories and improved product availability. Initial stages of implementation will result in lower shipments to dealers.

     Sales of commercial and consumer equipment should continue to increase in 1999 following strong gains in 1998. New product introductions are expected to expand the company's position in the many growing markets served by this division.

     Credit operations are expected to improve in 1999 because of a larger portfolio, primarily due to recent growth in leasing. Insurance and health care operations also are well positioned for improved results. At the same time, the company's Financial Services subsidiaries are expected to see continued margin pressure, resulting from their highly competitive markets.

     Based on these conditions, the company's worldwide physical volume of sales is currently projected to decline by approximately 13 to 15 percent in 1999, compared with 1998. In this environment, the previously stated goal of reporting flat earnings per share in 1999 is not achievable. Physical volume in the first quarter of 1999 is projected to be 23 to 25 percent below the comparable level in the first quarter of 1998.

     The present economic situation is challenging the company to balance its response to current conditions with its ongoing need for investment in the future. In this regard, the company has reduced capital spending and is aggressively managing costs and assets, while pursuing further efficiency gains through various quality and supply management initiatives. At the same time, the company fully intends to maintain its commitment to the key projects that underlie its plans for global growth and long-term market share improvement.

YEAR 2000

The company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include information systems, mainframe computers, personal computers, the distributed network, the shop floor, facilities systems, the company's products, product research and development facilities, and the readiness of the company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

     The company is on schedule to become Year 2000 compliant with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Over 90 percent of the company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The company's goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal realistic. The company has initiated information and infrastructure systems modifications to ensure that both information technology (IT) and non-IT systems are compliant.

     The company is assessing the Year 2000 readiness of its suppliers and dealers, raising awareness among its supply base by sponsoring seminars and developing contingency plans for its mission critical suppliers. The company is surveying over 3,000 of its major suppliers and is following up as appropriate with prioritization based on mission criticality. The company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide a written warranty that their product is Year 2000 compliant and has been tested accordingly. In some instances, the company is independently testing the software.

     The total cost of the modifications and upgrades to date has not been material and the future costs to become Year 2000 compliant are not expected to be material. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

     Although no assurances can be given as to the company's compliance, particularly as it relates to third-parties, based upon the progress to date, the company does not expect the consequences of any of the company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party, such as an energy supplier, could cause the supplier to fail to deliver, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits. The company is developing contingency plans, which should be complete by early 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

EURO CONVERSION

The company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations affected by this change. The company's affected suppliers, distribution network and financial institutions have been contacted and the company does not believe the currency change will significantly impact these relationships. As a result, the company expects to have its systems ready to process the euro conversion during the transition period from January 1, 1999 through January 1, 2002. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments, including derivatives, are not expected to be material.

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Market Conditions and Outlook", "Year 2000" and "Euro Conversion" headings above, the "Supplemental Information (Unaudited)" on page 43 and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products (including the impact on United States grain and meat exports of economic difficulties in Asia and other parts of the world), world grain stocks, commodity prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields, and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties (including Year 2000 compliance); accounting standards; and other risks and uncertainties. Further information, including factors that potentially could materially affect the company's financial results, is included in the company's filings with the Securities and Exchange Commission.

1997 COMPARED WITH 1996 (UNAUDITED)
CONSOLIDATED RESULTS

Deere & Company achieved record worldwide net income in 1997, totaling $960 million, or $3.78 per share ($3.74 diluted), compared with $817 million, or $3.14 per share ($3.11 diluted), in 1996. The higher profit resulted from strong worldwide demand for the company's products. Operating margins remained at strong levels as a result of the company's continuous improvement and quality initiatives.

     Worldwide net sales and revenues increased 14 percent to $12,791 million in 1997, compared with $11,229 million in 1996. Net sales of the Equipment Operations increased 15 percent in 1997 to $11,082 million from $9,640 million in 1996. International demand remained at strong levels, with export sales from the United States totaling $2,013 million for 1997, compared with $1,584 million in 1996. Overseas sales for 1997 also increased, rising by 11 percent, compared with 1996. Overall, the company's worldwide physical volume of sales (excluding the sales of the newly consolidated Mexican subsidiaries) increased 15 percent for 1997, reflecting the strong worldwide demand for the company's products.

     Finance and interest income increased 14 percent to $867 million in 1997, compared with $763 million in 1996, while insurance and health care premiums increased 2 percent to $668 million in 1997, compared with $658 million in 1996.

     The company's worldwide Equipment Operations, which exclude income from the credit, insurance and health care operations and unconsolidated affiliates, had record income of $817 million in 1997, compared with $610 million in 1996. The agricultural equipment and construction equipment operations both contributed to the improved results in 1997, as explained below. The worldwide ratio of cost of goods sold to net sales was 76.7 percent in 1997, compared with 77.7 percent in 1996. The Equipment Operations' ratio of year-end assets to net sales decreased from 71 percent in 1996 to 70 percent in 1997.

     Net income of the company's Financial Services operations was $138 million in 1997, compared with $197 million in 1996. Additional information is presented in the discussion of credit, insurance and health care operations on pages 27 through 29.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by industry segment and geographic area relates to information beginning on page 32.

     Operating profit of the worldwide agricultural equipment segment increased significantly to $1,072 million in 1997, compared with $821 million in 1996, as a result of an increase in sales and production volumes and improved efficiencies, partially offset by higher selling, administrative and general expenses. Agricultural equipment sales increased 16 percent in 1997, compared with 1996.

     The worldwide construction equipment operations generated an operating profit of $216 million in 1997, compared with $186 million in 1996. The increased operating profit in 1997 reflected higher sales and production volumes and improved efficiencies, partially offset by growth expenditures and start-up expenses primarily at the new engine facility in Torreon, Mexico. In 1997, construction equipment sales increased 18 percent, compared with 1996.

     The worldwide commercial and consumer equipment operations had an operating profit of $114 million in 1997, compared with $118 million in 1996. The benefits from increased sales were offset by write-offs associated with the hand-held product line, start-up costs at new facilities and growth expenditures. Commercial and consumer equipment sales increased 9 percent in 1997, compared with 1996.

     The combined operating profit of the credit, insurance and health care business segments was $214 million in 1997, compared with $303 million in 1996 as discussed on pages 27 through 29.

     On a geographic basis, the United States and Canadian equipment operations had an operating profit of $1,101 million in 1997, compared with $867 million in 1996 as a result of higher sales and production volumes and improved efficiencies, which were partially offset by growth expenditures and write-offs associated with the hand-held product line. Sales increased 16 percent in 1997 and the physical volume of sales increased 15 percent, compared with 1996.

     The overseas equipment operations generated a higher operating profit of $301 million in 1997, compared with $258 million in 1996, primarily due to the higher volumes of sales and production, which were partially offset by start-up expenses primarily at the Torreon engine facility. Overseas sales increased 11 percent and the physical volume of sales (excluding the newly consolidated Mexican subsidiaries) increased 15 percent in 1997, compared with 1996.

CREDIT OPERATIONS

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

     Condensed combined financial information of the credit operations in millions of dollars follows:

--------------------------------------------------------------------------------
                                                                OCTOBER 31
FINANCIAL POSITION                                          1998          1997
--------------------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . .             $    191       $    205
                                                           ------         ------
Financing receivables and leases:
  Equipment retail notes . . . . . . . . . .                3,658          3,834
  Recreational product retail notes  . . . .                  684          1,015
  Revolving charge accounts. . . . . . . . .                  764            630
  Wholesale notes. . . . . . . . . . . . . .                  894            653
  Financing leases . . . . . . . . . . . . .                  336            283
  Equipment on operating leases. . . . . . .                  991            581
                                                           ------         ------
     Total financing receivables and leases.                7,327          6,996
  Less allowance for credit losses . . . . .                   90             94
                                                           ------         ------
     Total - net . . . . . . . . . . . . . .                7,237          6,902
                                                           ------         ------
Other receivables. . . . . . . . . . . . . .                  173            170
                                                           ------         ------
Net property and other assets. . . . . . . .                   73             88
                                                           ------         ------
  Total assets . . . . . . . . . . . . . . .             $  7,674       $  7,365
                                                         --------       --------
                                                         --------       --------

(continued)

--------------------------------------------------------------------------------
                                                                OCTOBER 31
FINANCIAL POSITION                                          1998          1997
--------------------------------------------------------------------------------
Short-term borrowings. . . . . . . . . . . . . . .         $  3,810        $ 3,603
Payables to Deere & Company. . . . . . . . . . . .              144            363
Deposits withheld from dealers and merchants . . .              176            164
Other liabilities. . . . . . . . . . . . . . . . .              288            238
Long-term borrowings . . . . . . . . . . . . . . .            2,239          2,083
Stockholder's equity . . . . . . . . . . . . . . .            1,017            914
                                                           --------       --------
  Total liabilities and stockholder's equity               $  7,674        $ 7,365
                                                           --------       --------
                                                           --------       --------


--------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                  1998      1997      1996
--------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . . . . .        $973      $820      $723
                                                      ------    ------    ------
Expenses:
  Interest . . . . . . . . . . . . . . . . . . .         400       346       301
  Selling, administrative and general. . . . . .         142       129       113
  Provision for credit losses. . . . . . . . . .          50        38        43
  Depreciation . . . . . . . . . . . . . . . . .         125        74        37
                                                      ------    ------    ------
     Total . . . . . . . . . . . . . . . . . . .         717       587       494
                                                      ------    ------    ------
Income of consolidated group
  before income taxes. . . . . . . . . . . . . .         256       233       229
Provision for income taxes . . . . . . . . . . .          93        85        82
                                                      ------    ------    ------
Income of consolidated group . . . . . . . . . .         163       148       147
Equity in losses of unconsolidated affiliates  .                    (1)
                                                      ------    ------    ------
Net income . . . . . . . . . . . . . . . . . . .        $163      $147      $147
                                                      ------    ------    ------
                                                      ------    ------    ------
Ratio of earnings to fixed charges . . . . . . .        1.63      1.67      1.75
--------------------------------------------------------------------------------

     Total acquisition volumes of financing receivables and leases by the credit subsidiaries increased 13 percent in 1998 to $8,109 million, compared with $7,198 million in 1997. During 1998, the volumes of leases, wholesale notes, revolving charge accounts and retail notes increased 34 percent, 30 percent, 16 percent and 2 percent, respectively, driven primarily by the growth in agricultural and construction equipment finance products. The credit operations also sold retail notes which more than offset the increase in acquisition volumes, receiving proceeds of $1,860 million during 1998, compared with $968 million last year. At October 31, 1998 and 1997, net financing receivables and leases administered, which include receivables previously sold but still administered, were $9,625 million and $8,416 million, respectively. The discussion of "Financing Receivables" on pages 37 and 38 presents additional information.

     Net income of the credit operations was $163 million in 1998, compared with $147 million in 1997 and 1996. Net income in 1998 was higher than in 1997 due primarily to higher earnings from a larger average receivable and lease portfolio financed and higher gains from retail note sales, partially offset by higher operating expenses and narrower financing spreads. Total revenues of the credit operations increased 19 percent in 1998, reflecting the larger average portfolio financed, compared with 1997. The average balance of credit receivables and leases financed was 13 percent higher in 1998, compared with 1997. Higher average borrowings in 1998 resulted in a 16 percent increase in interest expense, compared with 1997.

     Net income in 1997 was approximately equal to 1996 due primarily to higher earnings from a larger average receivable and lease portfolio financed and higher gains from the sales of retail notes, which were offset by lower securitization and servicing fee income, narrower financing spreads and higher expenditures associated with several growth initiatives. Total revenues of the credit operations increased 13 percent in 1997, reflecting the larger average portfolio financed, compared with 1996. The average balance of credit receivables and leases financed was 17 percent higher in 1997, compared with 1996. Higher average borrowings in 1997 resulted in a 15 percent increase in interest expense, compared with 1996.

INSURANCE OPERATIONS

Deere & Company's insurance subsidiaries consist of John Deere Insurance Group, Inc. and its subsidiaries in the United States, which mainly provide general and specialized commercial property and casualty coverages.

     Condensed combined financial information of the insurance operations in millions of dollars follows:


--------------------------------------------------------------------------------
                                                                OCTOBER 31
FINANCIAL POSITION                                          1998          1997
--------------------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . .        $   22          $  45
Marketable securities  . . . . . . . . . . . . . .           733            695
Other assets . . . . . . . . . . . . . . . . . . .           240            254
                                                        --------       --------
     Total assets  . . . . . . . . . . . . . . . .        $  995          $ 994
                                                        --------       --------
                                                        --------       --------

Claims and reserves. . . . . . . . . . . . . . . .        $  349          $ 348
Unearned premiums. . . . . . . . . . . . . . . . .           131            124
Other liabilities  . . . . . . . . . . . . . . . .           134            145
Stockholder's equity . . . . . . . . . . . . . . .           381            377
                                                        --------       --------
     Total liabilities and stockholder's equity  .        $  995          $ 994
                                                        --------       --------
                                                        --------       --------


--------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                  1998      1997      1996
--------------------------------------------------------------------------------
Premiums . . . . . . . . . . . . . . . .              $  284    $  311    $  345
Investment and other income. . . . . . .                  57        54        56
                                                      ------    ------    ------
  Total revenues . . . . . . . . . . . .                 341       365       401
                                                      ------    ------    ------
Expenses:
  Claims and benefits. . . . . . . . . .                 241       223       255
  Selling, administrative and general. .                  90       101       100
                                                      ------    ------    ------
      Total. . . . . . . . . . . . . . .                 331       324       355
                                                      ------    ------    ------

Income of consolidated group before
  income taxes . . . . . . . . . . . . .                  10        41        46
Provision for income taxes . . . . . . .                   1        11        13
                                                      ------    ------    ------
Net income . . . . . . . . . . . . . . .              $    9    $   30    $   33
                                                      ------    ------    ------
                                                      ------    ------    ------
--------------------------------------------------------------------------------

Net income of the insurance operations totaled $9 million in 1998, compared with $30 million in 1997 and $33 million in 1996. The decrease in 1998 net income, compared with 1997 was primarily due to unfavorable underwriting results related to adverse claims development in the transportation business and abnormally high weather-related property claims, partially offset by higher investment income from realized capital gains. Premiums decreased 9 percent in 1998, while total claims, benefits, and selling, administrative and general expenses increased 2 percent from 1997.

     The decrease in 1997 net income, compared with 1996 was due to lower underwriting results and a small gain from the sale of the personal lines business in 1996. Premiums decreased 10 percent in 1997, while total claims, benefits, and selling, administrative and general expenses decreased 9 percent from 1996.

HEALTH CARE OPERATIONS

John Deere Health Care, Inc., directly or through its health maintenance organizations and Deere & Company's insurance subsidiaries, provides administrative services and managed health care programs in the United States for Deere & Company and commercial clients.

     Condensed combined financial information of the health care operations in millions of dollars follows:



--------------------------------------------------------------------------------
                                                                OCTOBER 31
FINANCIAL POSITION                                          1998          1997
--------------------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . .        $   29         $   18
Marketable securities. . . . . . . . . . . . . . .           134            125
Other assets . . . . . . . . . . . . . . . . . . .            71             90
                                                        --------       --------
  Total assets . . . . . . . . . . . . . . . . . .        $  234         $  233
                                                        --------       --------
                                                        --------       --------

Claims and reserves. . . . . . . . . . . . . . . .        $   62         $   68
Unearned premiums. . . . . . . . . . . . . . . . .            10             16
Payables to Deere & Company. . . . . . . . . . . .            43             24
Other liabilities. . . . . . . . . . . . . . . . .            48             58
Stockholder's equity . . . . . . . . . . . . . . .            71             67
                                                        --------       --------
  Total liabilities and stockholder's equity . . .        $  234         $  233
                                                        --------       --------
                                                        --------       --------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                          YEAR ENDED OCTOBER 31
SUMMARY OF OPERATIONS                                  1998      1997      1996
--------------------------------------------------------------------------------

Premiums and administrative services . . . . . . .     $  437    $  387    $  346
Investment and other income. . . . . . . . . . . .         17        13        12
                                                       ------    ------    ------
  Total revenues . . . . . . . . . . . . . . . . .        454       400       358
                                                       ------    ------    ------
Expenses:
  Claims and benefits. . . . . . . . . . . . . . .        344       337       249
  Selling, administrative and general. . . . . . .        105       122        81
                                                       ------    ------    ------
     Total . . . . . . . . . . . . . . . . . . . .        449       459       330
                                                       ------    ------    ------
Income (loss) of consolidated group before
  income taxes . . . . . . . . . . . . . . . . . .          5       (59)       28
Provision (credit) for income taxes. . . . . . . .          2       (20)       11
                                                       ------    ------    ------
Net income  (loss) . . . . . . . . . . . . . . . .     $    3    $  (39)   $   17
                                                       ------    ------    ------
                                                       ------    ------    ------
--------------------------------------------------------------------------------

     The health care operations had net income of $3 million in 1998, compared to a net loss of $39 million in 1997 and net income of $17 million in 1996. The improved results in 1998 were primarily due to higher premium revenues, improved margins and lower selling, administrative and general expenses, compared to last year. Premiums and administrative services revenues increased 13 percent, while claims, benefits and selling, administrative and general expenses decreased 2 percent from 1997.

     The loss in 1997 reflected reduced margins caused by unusually competitive industry conditions, higher claims costs, strengthening of health care claims reserves and higher selling, administrative and general expenses. Additionally, charges for projected losses on certain insured contracts were recorded in 1997. Premiums and administrative services revenues increased 12 percent, while claims, benefits and selling, administrative and general expenses increased 39 percent from 1996.

CAPITAL RESOURCES AND LIQUIDITY (UNAUDITED)

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



----------------------------------------------------
EQUIPMENT OPERATIONS                      1996-1998
(IN MILLIONS)
----------------------------------------------------

Cash Provided by Operations . . . . . .     $2,331
Repurchases of Common Stock . . . . . .     $1,580
Purchases of Property and Equipment . .     $1,152
----------------------------------------------------

     The positive cash flows provided by operating activities in 1998 were primarily the result of the record net income, partially offset by an increase in trade receivables and company-owned inventories. The aggregate amount of these operating cash flows of $112 million, an increase in borrowings of $1,345 million and cash and cash equivalents at the beginning of the year were used primarily to fund repurchases of common stock of $886 million, purchases of property and equipment of $422 million and the payment of dividends to stockholders of $212 million.

     Over the last three years, operating activities have provided an aggregate of $2,331 million in cash, including dividends received from the Financial Services subsidiaries of $341 million. In addition, borrowings increased $964 million and cash and cash equivalents decreased $323 million. The aggregate amount of these cash flows was used mainly to fund repurchases of common stock of $1,580 million, purchases of property and equipment of $1,152 million, stockholders' dividends of $626 million and acquisitions of businesses for $239 million.

     The Equipment Operations' ratio of year-end assets to net sales was 76 percent in 1998, compared to 70 percent in 1997. The higher ratio primarily reflected higher receivables and inventories. As expected, trade receivables and inventories declined during the fourth quarter while remaining above year ago levels. The reduced level of agricultural equipment production, initiated during the year, is intended to bring receivables and inventories into better balance with current levels of demand.

     Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased by $725 million during 1998. North American agricultural equipment trade receivables increased approximately $500 million and commercial and consumer equipment receivables increased approximately $155 million, while construction equipment receivables decreased approximately $60 million. Total overseas equipment receivables were approximately $130 million higher than one year ago. The ratios of worldwide net trade accounts and notes receivable at October 31 to fiscal year net sales were 34 percent in 1998, compared with 30 percent in 1997 and 33 percent in 1996.

     The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 8 percent at October 31, 1998, compared with 5 percent at October 31, 1997 and 8 percent at October 31, 1996.

     Company-owned inventories increased by $214 million in 1998. Since most of these inventories are valued on the last-in, first-out (LIFO) method, lower prevailing costs from prior years are assigned to beginning inventories. Inventories valued on an approximate current cost basis increased by 12 percent during 1998, compared to an increase in net sales of 8 percent during the same period.

     Total interest-bearing debt of the Equipment Operations was $2,065 million at the end of 1998, compared with $711 million at the end of 1997 and $849 million at the end of 1996. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1998, 1997 and 1996 was 33.6 percent, 14.6 percent and 19.3 percent, respectively.

     During 1998, Deere & Company issued $200 million of 6.55% debentures due in 2028 and retired $37 million of medium-term notes.

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

     Cash flows from the company's Financial Services operating activities were $362 million in 1998. Cash provided by financing activities totaled $165 million in 1998, representing mainly an increase in total borrowings of $223 million, which was partially offset by $57 million of dividends paid to the Equipment Operations. The aggregate cash provided by operating and financing activities was used primarily to increase total receivables and leases. Cash used for investing activities totaled $554 million in 1998, primarily due to acquisitions of receivables and leases exceeding collections by $2,371 million, which was partially offset by proceeds of $1,860 million from the sale of receivables.

     Over the past three years, the Financial Services operating activities have provided $929 million in cash. In addition, the sale of receivables and an increase in borrowings have provided $3,788 million and $1,580 million, respectively. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $5,983 million, and $341 million of dividend payments to the Equipment Operations.

     Marketable securities increased $48 million during 1998. These securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders.

     Financing receivables and leases increased by $336 million in 1998, compared with 1997. The discussion of "Credit Operations" on pages 27 and 28, the "Financing Receivables" note on page 37 and the "Equipment on Operating Leases" note on page 38 provide further information.

     Total outside interest-bearing debt of the credit subsidiaries was $6,049 million at the end of 1998, compared with $5,686 million at the end of 1997 and $4,720 million at the end of 1996. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.1 to 1 at the end of 1998, compared with 6.6 to 1 at the end of 1997 and 6.3 to 1 at the end of 1996.

     During 1998, the credit subsidiaries issued $200 million of 5.85% notes due in 2001, $150 million of 6.125% notes due in 2003 and $200 million of 5.35% notes due in 2001, and retired $150 million of floating rate notes due in 1998. In 1998, these subsidiaries also issued $1,321 million and retired $918 million of medium-term notes.

CONSOLIDATED

The company maintains unsecured lines of credit with various United States and foreign banks. The discussion of "Short-Term Borrowings" on page 39 provides further information.

     The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to hedge certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the company's credit operations actively manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to hedge their interest rate exposure in amounts corresponding to a portion of their borrowings. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. Additional detailed information is included in the "Financial Instruments" note on page 42 and the "Supplemental Information (Unaudited)" on page 43.

     Stockholders' equity was $4,080 million at October 31, 1998, compared with $4,147 million and $3,557 million at October 31, 1997 and 1996, respectively. The decrease in 1998 was caused primarily by an increase in common stock in treasury of $855 million related to the company's stock repurchase and employee benefit programs and cash dividends declared of $213 million, partially offset by net income of $1,021 million.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

     The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 1998 include undistributed earnings of the unconsolidated affiliates of $48 million. Dividends from unconsolidated affiliates were $6 million in 1998, $4 million in 1997 and $8 million in 1996.

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

     In 1998, the company adopted FASB Statement No. 128, Earnings per Share. This Statement had no effect on the company's previously reported primary net income per share. Diluted net income per share was restated for all prior periods for dilutions not considered material under the previous standard. The reconciliation of basic and diluted net income per share is included in the "Capital Stock" note on page 40.

     In 1997 and 1998, the FASB issued Statements No. 130, Reporting Comprehensive Income, No. 131, Disclosures about Segments of an Enterprise and Related Information, and No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which must be adopted by fiscal year 1999. These Statements will have no effect on the company's financial position or net income. In 1998, the FASB also issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new standard, all derivatives will be recorded at fair value in the financial statements. This statement must be adopted by fiscal year 2000 and its effect on the company's financial position or net income is not expected to be material.

     In December 1997, the company announced the extension of its stock repurchase program. At the company's discretion, repurchases of an additional $1 billion of Deere & Company common stock were to be made from time to time in the open market and through privately negotiated transactions. Additional information is included in the "Capital Stock" note on page 40.

     In December 1997 and September 1998, the company invested $39 million and $43 million, respectively, for a 100 percent interest in Cameco Industries, Inc., primarily a manufacturer of sugarcane harvesters and forestry equipment headquartered in Thibodaux, Louisiana. The total goodwill was $57 million, which is being amortized to expense over 10 years. The purchase did not have a material effect on Deere & Company's financial position or operating results.

     Certain amounts for prior years have been reclassified to conform with 1998 financial statement presentations.

INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA FOR THE
YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
-------------------------------------------------
The company's operations are categorized into six business segments described as follows.

     The company's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

     The company's worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders and forestry harvesters. This segment also includes the manufacture and distribution of engines and drivetrain components for the original equipment manufacturer (OEM) market.

     The company's worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses -including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

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

     The company's insurance segment issues policies in the United States primarily for: general and specialized lines of commercial property and casualty insurance; group accident and health insurance for employees of participating John Deere dealers; and disability insurance for employees of the company.

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

     Information relating to operations by industry segment in millions of dollars follows with related comments included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 1998, 1997, and 1996 were as follows: agricultural equipment net sales of $154 million, $126 million and $119 million; construction equipment net sales of $53 million, $33 million and $31 million; credit revenues of $2 million, $2 million and $3 million; insurance revenues of $8 million, $9 million and $4 million; and health care revenues of $21 million, $20 million and $29 million, respectively.



--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                      1998      1997      1996
--------------------------------------------------------------------------------
NET SALES AND REVENUES
Unaffiliated customers:
  Agricultural equipment net sales . . . . . .      $ 7,217     $ 7,048   $ 6,097
  Construction equipment net sales . . . . . .        2,585       2,262     1,919
  Commercial and consumer equipment
     net sales . . . . . . . . . . . . . . . .        2,124       1,772     1,624
  Credit revenues. . . . . . . . . . . . . . .          971         818       720
  Insurance revenues . . . . . . . . . . . . .          333         356       397
  Health care revenues . . . . . . . . . . . .          433         380       329
                                                     ------      ------    ------
  Total. . . . . . . . . . . . . . . . . . . .       13,663      12,636    11,086
Other revenues . . . . . . . . . . . . . . . .          159         155       143
                                                     ------      ------    ------
NET SALES AND REVENUES . . . . . . . . . . . .      $13,822     $12,791   $11,229
                                                     ------      ------    ------
                                                     ------      ------    ------
OPERATING PROFIT
Agricultural equipment . . . . . . . . . . . .      $   962     $ 1,072   $   821
Construction equipment . . . . . . . . . . . .          300         216       186
Commercial and consumer equipment. . . . . . .          214         114       118
Credit*  . . . . . . . . . . . . . . . . . . .          256         232       229
Insurance* . . . . . . . . . . . . . . . . . .           10          41        46
Health care* . . . . . . . . . . . . . . . . .            5         (59)       28
                                                     ------      ------    ------
  Total operating profit . . . . . . . . . . .        1,747       1,616     1,428
                                                     ------      ------    ------
OTHER INCOME AND (EXPENSE)
Interest income. . . . . . . . . . . . . . . .           13           4         7
Interest expense . . . . . . . . . . . . . . .         (126)        (79)     (104)
Foreign exchange gain (loss) . . . . . . . . .          (24)          7        (2)
Corporate expenses-net . . . . . . . . . . . .          (35)        (37)      (32)
Income taxes . . . . . . . . . . . . . . . . .         (554)       (551)     (480)
                                                     ------      ------    ------
  Total. . . . . . . . . . . . . . . . . . . .         (726)       (656)     (611)
                                                     ------      ------    ------
NET INCOME . . . . . . . . . . . . . . . . . .      $ 1,021     $   960   $   817
                                                     ------      ------    ------
                                                     ------      ------    ------

* Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the insurance and health care business segments includes investment income.
--------------------------------------------------------------------------------


IDENTIFIABLE ASSETS
Agricultural equipment . . . . . . . . . . . .       $ 5,124    $ 4,194   $ 3,851
Construction equipment . . . . . . . . . . . .         1,207      1,160     1,072
Commercial and consumer equipment. . . . . . .         1,524      1,232     1,129
Credit . . . . . . . . . . . . . . . . . . . .         7,674      7,365     6,542
Insurance. . . . . . . . . . . . . . . . . . .           995        994     1,068
Health care. . . . . . . . . . . . . . . . . .           234        233       236
Corporate. . . . . . . . . . . . . . . . . . .         1,244      1,142       755
                                                     -------    -------   -------
  Total. . . . . . . . . . . . . . . . . . . .       $18,002    $16,320   $14,653
                                                     -------    -------   -------
                                                     -------    -------   -------
--------------------------------------------------------------------------------

(continued)

--------------------------------------------------------------------------------
INDUSTRY SEGMENTS                                      1998      1997      1996
--------------------------------------------------------------------------------

CAPITAL ADDITIONS
Agricultural equipment . . . . . . . . . . . .      $  227      $  241    $  157
Construction equipment . . . . . . . . . . . .         113         123        49
Commercial and consumer equipment. . . . . . .          89         115        52
Credit . . . . . . . . . . . . . . . . . . . .           9           6         4
Insurance. . . . . . . . . . . . . . . . . . .           2           1         2
Health care. . . . . . . . . . . . . . . . . .           2           6        13
                                                   -------     -------   -------
  Total. . . . . . . . . . . . . . . . . . . .      $  442      $  492    $  277
                                                   -------     -------   -------
                                                   -------     -------   -------
--------------------------------------------------------------------------------


DEPRECIATION EXPENSE
Agricultural equipment . . . . . . . . . . . .      $  172      $  166    $  172
Construction equipment . . . . . . . . . . . .          48          45        41
Commercial and consumer equipment. . . . . . .          47          42        39
Credit . . . . . . . . . . . . . . . . . . . .           4           4         3
Insurance. . . . . . . . . . . . . . . . . . .           2           1         1
Health care. . . . . . . . . . . . . . . . . .           6           7         5
Corporate. . . . . . . . . . . . . . . . . . .                                 1
                                                   -------     -------   -------
  Total. . . . . . . . . . . . . . . . . . . .      $  279      $  265    $  262
                                                   -------     -------   -------
                                                   -------     -------   -------
--------------------------------------------------------------------------------

     The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. The percentages shown in the captions for net sales and revenues, operating profit and identifiable assets indicate the approximate proportion of each amount that relates to either the United States only or to the company's Europe, Africa and Middle East division, the only overseas area deemed to be significant for disclosure purposes. The percentages are based upon a three-year average for 1998, 1997 and 1996. In addition to the following geographic unaffiliated sales, interarea sales in 1998, 1997 and 1996 were as follows: United States and Canada equipment net sales of $1,125 million, $1,235 million and $981 million, and overseas net sales of $668 million, $520 million and $415 million, respectively.

----------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                     1998        1997       1996
----------------------------------------------------------------------------------

NET SALES AND REVENUES
Unaffiliated customers:
  United States and Canada:
    Equipment operations net sales (90%) . . .      $ 8,877     $ 8,018   $ 6,886
    Financial Services revenues (95%). . . . .        1,737       1,554     1,446
                                                    -------     -------   -------
      Total. . . . . . . . . . . . . . . . . .       10,614       9,572     8,332
  Overseas net sales (71%) . . . . . . . . . .        3,049       3,064     2,754
                                                    -------     -------   -------
      Total. . . . . . . . . . . . . . . . . .       13,663      12,636    11,086
Other revenues . . . . . . . . . . . . . . . .          159         155       143
                                                    -------     -------   -------
NET SALES AND REVENUES . . . . . . . . . . . .      $13,822     $12,791   $11,229
                                                    -------     -------   -------
                                                    -------     -------   -------

OPERATING PROFIT
United States and Canada:
  Equipment operations (93%) . . . . . . . . .      $ 1,177     $ 1,101   $   867
  Financial Services (92%) . . . . . . . . . .          271         214       303
                                                    -------     -------   -------
  Total. . . . . . . . . . . . . . . . . . . .        1,448       1,315     1,170
Overseas equipment operations (84%). . . . . .          299         301       258
                                                    -------     -------   -------
  Total operating profit . . . . . . . . . . .      $ 1,747     $ 1,616   $ 1,428


----------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                      1998        1997      1996
----------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
United States and Canada:
  Equipment operations (89%) . . . . . . . . .      $ 6,001     $ 4,969   $ 4,689
  Financial Services (92%) . . . . . . . . . .        8,903       8,592     7,846
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .       14,904      13,561    12,535
Overseas equipment operations (61%)  . . . . .        1,854       1,617     1,363
Corporate. . . . . . . . . . . . . . . . . . .        1,244       1,142       755
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .      $18,002     $16,320   $14,653
                                                    -------     -------   -------
                                                    -------     -------   -------
----------------------------------------------------------------------------------

CAPITAL ADDITIONS
United States and Canada:
  Equipment operations . . . . . . . . . . . .      $   319     $   331   $   204
  Financial Services . . . . . . . . . . . . .           13          13        19
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .          332         344       223
Overseas equipment operations  . . . . . . . .          110         148        54
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .      $   442     $   492   $   277
                                                    -------     -------   -------
                                                    -------     -------   -------
----------------------------------------------------------------------------------

DEPRECIATION EXPENSE
United States and Canada:
  Equipment operations . . . . . . . . . . . .      $   202     $   192   $   183
  Financial Services . . . . . . . . . . . . .           12          12         9
                                                    -------     -------   -------
       Total . . . . . . . . . . . . . . . . .          214         204       192
Overseas equipment operations  . . . . . . . .           65          61        69
Corporate. . . . . . . . . . . . . . . . . . .                                  1
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . .            $   279     $   265   $   262
                                                    -------     -------   -------
                                                    -------     -------   -------
----------------------------------------------------------------------------------

NUMBER OF EMPLOYEES
United States and Canada:
  Equipment operations . . . . . . . . . . . .       24,000      22,400    22,600
  Financial Services . . . . . . . . . . . . .        2,700       2,600     2,600
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .       26,700      25,000    25,200
Overseas equipment operations  . . . . . . . .       10,300       9,400     8,700
                                                    -------     -------   -------
  Total  . . . . . . . . . . . . . . . . . . .       37,000      34,400    33,900
                                                    -------     -------   -------
                                                    -------     -------   -------
----------------------------------------------------------------------------------


Total exports from the United States were $1,970 million in 1998, $2,013 million in 1997 and $1,584 million in 1996. Exports from the Europe, Africa and Middle East division were $614 million in 1998, $563 million in 1997 and $522 million in 1996. Most of these exports were to the United States and Canada.

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

Insurance and health care premiums earned consisted of the following in millions of dollars:

                                                     1998      1997      1996
                                                   --------  --------  -------
Premiums earned:
  Direct from policyholders. . . . . . . . . .     $  739    $  711    $  706
  Reinsurance assumed. . . . . . . . . . . . .          7         5        19
  Reinsurance ceded. . . . . . . . . . . . . .        (25)      (19)      (34)
                                                   --------  --------  -------
   Financial Services premiums . . . . . . . .        721       697       691

Intercompany premiums. . . . . . . . . . . . .        (28)      (29)      (33)
                                                   --------  --------  -------
PREMIUMS . . . . . . . . . . . . . . . . . . .     $  693    $  668    $  658
                                                   --------  --------  -------
                                                   --------  --------  -------


The difference between premiums earned and written is not material. Reinsurance recoveries on ceded reinsurance contracts during 1998, 1997 and 1996 totaled $31 million, $13 million and $6 million, respectively, and are deducted from "Insurance and Health Care Claims and Benefits" expense.
At October 31, 1998 and 1997, reinsurance receivables of $27 million and $38 million and prepaid insurance premiums of $9 million and $10 million, respectively, were associated with a single reinsurer.

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

  The components of net periodic pension cost and the significant assumptions for the United States plans consisted of the following in millions of dollars and in percents:



                                                     1998      1997      1996
                                                    ------    ------    ------
Service cost . . . . . . . . . . . . . . . .        $  94     $  88     $  86
Interest cost. . . . . . . . . . . . . . . .          361       339       322
Return on assets:. . . . . . . . . . . . . .
  Actual gain. . . . . . . . . . . . . . . .         (345)     (749)     (733)
  Deferred gain (loss) . . . . . . . . . . .          (99)      350       363
Net amortization . . . . . . . . . . . . . .           68        75        58
                                                   --------  --------  -------
NET COST . . . . . . . . . . . . . . . . . .        $  79    $  103     $  96
                                                   --------  --------  -------
                                                   --------  --------  -------

Discount rates for obligations . . . . . . .          7.0%      7.5%      7.5%
Discount rate for expenses . . . . . . . . .          7.5%      7.5%      7.5%
Assumed rate of compensation increases . . .          5.0%      5.0%      5.0%
Expected long-term rate of return. . . . . .          9.7%      9.7%      9.7%


A reconciliation of the funded status of the United States plans at October 31 in millions of dollars follows:

                                              1998                              1997
                                   ---------------------------------   ---------------------------
                                       Assets           Accumulated      Assets        Accumulated
                                       Exceed            Benefits        Exceed         Benefits
                                     Accumulated         Exceed        Accumulated       Exceed
                                      Benefits           Assets          Benefits        Assets
                                   ----------------  --------------  ---------------  ------------
ACTUARIAL PRESENT VALUE
   OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . .  $  (4,284)          $  (71)       $  (3,940)        $  (65)
  Nonvested benefit obligation .         (601)             (19)            (532)           (14)
                                    -----------         --------      ----------        -------
  Accumulated benefit obligation       (4,885)             (90)          (4,472)           (79)
  Excess of projected benefit
   obligation over accumulated
   benefit obligation. . . . . . .       (443)              (7)            (389)            (9)
                                    -----------         --------      ----------        -------
Projected benefit obligation . . .     (5,328)             (97)          (4,861)           (88)
Plan assets at fair value. . . . .      5,492               12            5,259             11
                                    -----------         --------      ----------        -------
Projected benefit obligation
  (in excess of) or less than
  plan assets. . . . . . . . . . .        164              (85)             398            (77)
Unrecognized net (gain) loss . . .        231               33             (184)            28
Prior service cost not yet
  recognized in net periodic
  pension cost . . . . . . . . . .        199               20              245             21
Remaining unrecognized
  transition net (asset) liability
  from November 1, 1985  . . . . .        (33)               2              (46)             3
Adjustment required to
  recognize minimum liability  . .                         (48)                            (43)
                                    -----------         --------      ----------        -------
PREPAID PENSION COST
  (PENSION LIABILITY)
  RECOGNIZED IN THE
  CONSOLIDATED
  BALANCE SHEET. . . . . . . . . .     $  561           $  (78)          $  413         $  (68)
                                    -----------         --------      ----------        -------
                                    -----------         --------      ----------        -------


The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in millions of dollars and in percents:


                                         1998            1997            1996
                                       --------        --------        --------
Service cost . . . . . . . . . . .       $  8            $  9            $  9
Interest cost. . . . . . . . . . .         25              27              28
Return on assets:
  Actual (gain) loss . . . . . . .          1             (35)            (18)
  Deferred gain  (loss). . . . . .        (13)             23               7
Net amortization . . . . . . . . .                          7               7
                                       --------        -------          ------
NET COST . . . . . . . . . . . . .      $  21           $  31           $  33
                                       --------        -------          ------
                                       --------        -------          ------

Discount rates for obligations . .    6.5-8.3%        6.5-8.3%        7.0-8.3%
Discount rates for expenses. . . .    6.5-8.3%        7.0-8.3%        7.0-8.3%
Assumed rates of compensation
  increases. . . . . . . . . . . .    2.5-5.8%        2.5-5.8%        4.0-7.0%
Expected long-term rate of return.        8.3%            8.3%            8.3%


  A reconciliation of the funded status of the foreign plans at October 31 in millions of dollars follows:

---------------------------------------------------------------------------------------------------
                                                1998                            1997
                                     ----------------------------   -----------------------------
                                         ASSETS       ACCUMULATED      ASSETS         ACCUMULATED
                                         EXCEED        BENEFITS        EXCEED          BENEFITS
                                     ACCUMULATED       EXCEED        ACCUMULATED         EXCEED
                                       BENEFITS         ASSETS         BENEFITS         ASSETS
---------------------------------------------------------------------------------------------------
ACTUARIAL PRESENT VALUE
   OF BENEFIT OBLIGATIONS
  Vested benefit obligation. . . .     $  (82)        $  (280)         $  (85)        $  (266)
  Nonvested benefit obligation . .                         (4)                             (3)
                                       --------       ---------        --------       ---------
  Accumulated benefit obligation .        (82)           (284)            (85)           (269)
  Excess of projected benefit
  obligation over accumulated
  benefit obligation . . . . . . .         (9)            (30)            (11)            (29)
                                       --------       ---------        --------       ---------
Projected benefit obligation . . .        (91)           (314)            (96)           (298)
Plan assets at fair value. . . . .        157                             181
                                       --------       ---------        --------       ---------

Projected benefit obligation
  (in excess of) or
  less than plan assets. . . . .           66            (314)             85            (298)
Unrecognized net gain. . . . . . .        (27)             (6)            (44)             (2)
Prior service cost not yet recognized
  in net periodic pension cost . .          3                               1               1
Remaining unrecognized
  transition net (asset) obligation
  from November 1, 1987. . . . . .         (6)             14              (9)             16
                                       --------       ---------        --------       ---------
PREPAID PENSION COST
  (PENSION LIABILITY) RECOGNIZED
  IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . .      $  36         $  (306)          $  33         $  (283)
                                       --------       ---------        --------       ---------
                                       --------       ---------        --------       ---------
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

   The components of net periodic postretirement benefits cost and the significant assumptions for the United States and Canadian plans consisted of the following in millions of dollars and in percents:

-----------------------------------------------------------------------
                                        1998       1997       1996
-----------------------------------------------------------------------
HEALTH CARE
Service cost . . . . . . . . . . .      $  71      $  69      $  61
Interest cost. . . . . . . . . . .        153        148        135
Return on assets:. . . . . . . . .
  Actual gain. . . . . . . . . . .        (20)       (45)       (37)
  Deferred gain (loss) . . . . . .        (11)        18         17
Net amortization . . . . . . . . .         (6)       (10)       (23)
                                         -----      ------     -----
  Net cost . . . . . . . . . . . .        187        180        153
                                         -----      ------     -----
LIFE INSURANCE
Service cost . . . . . . . . . . .          3          3          3
Interest cost. . . . . . . . . . .         19         18         17
Net amortization . . . . . . . . .          2          1          1
                                         -----      ------     -----
  Net cost . . . . . . . . . . . .         24         22         21
                                         -----      ------     -----
TOTAL NET COST . . . . . . . . . .     $  211     $  202     $  174
                                         -----      ------     -----
                                         -----      ------     -----


Discount rates for obligations . .       7.25%      7.75%      7.75%
Discount rate for expense. . . . .       7.75%      7.75%      7.75%
Expected long-term rate of return.        9.7%       9.7%       9.7%
-----------------------------------------------------------------------

   A reconciliation of the funded status of the United States and Canadian plans at October 3l in millions of dollars follows:

--------------------------------------------------------------------------------
                                            1998                   1997
                                    ----------------------   -------------------
                                      HEALTH       LIFE      HEALTH      LIFE
                                      CARE       INSURANCE    CARE     INSURANCE
--------------------------------------------------------------------------------
ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATIONS
  Retirees . . . . . . . . . . . .  $  (1,501)   $  (174)   $(1,407)   $  (157)
  Fully eligible active
plan participants. . . . . . . . .       (250)       (42)      (254)       (37)
  Other active plan participants .       (485)       (65)      (399)       (54)
                                    -----------   --------  ---------   --------

  Total. . . . . . . . . . . . . .     (2,236)      (281)    (2,060)      (248)
Plan assets at fair value. . . . .        359                   316
                                    -----------   --------  ---------   --------
Accumulated postretirement benefit
  obligation in excess of plan assets  (1,877)      (281)    (1,744)      (248)
Unrecognized net loss. . . . . . .        274         56        181         34
Prior service credit not yet recognized
  in net periodic postretirement
  benefits cost. . . . . . . . . .        (12)                  (19)
                                    -----------   --------  ---------   --------
POSTRETIREMENT BENEFIT LIABILITY
  RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET. . . . . . . . . .  $  (1,615)   $  (225)   $(1,582)   $  (214)
                                    -----------   --------  ---------   --------
                                    -----------   --------  ---------   --------
--------------------------------------------------------------------------------

   The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) used to determine 1998 cost was assumed to be 9.1 percent for 1999, decreasing gradually to 4.5 percent by the year 2003. The rate used to determine 1997 cost was assumed to be 9.0 percent for 1998, decreasing gradually to 4.5 percent by the year 2003. The rate used to determine 1996 cost was assumed to be 9.2 percent for 1997, decreasing gradually to 4.5 percent by the year 2003. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 1998 by $240 million and the net periodic postretirement benefits cost for the year then ended by $31 million.

INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

-----------------------------------------------------------------------
                                         1998       1997      1996
-----------------------------------------------------------------------
Current:
  United States:
  Federal. . . . . . . . . . . . .     $  216     $  434     $  406
  State  . . . . . . . . . . . . .         30         37         42
  Foreign  . . . . . . . . . . . .        164         88         98
                                       --------   -------    -------
  Total current. . . . . . . . . .        410        559        546
                                       --------   -------    -------
Deferred:
  United States:
  Federal. . . . . . . . . . . . .        138        (22)       (51)
  State  . . . . . . . . . . . . .         10                    (7)
Foreign  . . . . . . . . . . . . .         (4)        14         (8)
                                       --------   -------    -------
  Total deferred . . . . . . . . .        144         (8)       (66)
                                       --------   -------    -------
PROVISION FOR INCOME TAXES . . . .     $  554     $  551     $  480
                                       --------   -------    -------
                                       --------   -------    -------
-----------------------------------------------------------------------

  Based upon location of the company's operations, the consolidated income before income taxes in the United States in 1998, 1997 and 1996 was $1,158 million, $1,057 million and $929 million, respectively, and in foreign countries was $402 million, $450 million and $358 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

  A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follows:

--------------------------------------------------------------------------------
                                                   1998       1997       1996
--------------------------------------------------------------------------------
UNITED STATES FEDERAL INCOME TAX PROVISION
AT A STATUTORY RATE OF 35 PERCENT. . . . . .      $  546     $  527     $  450
INCREASE (DECREASE) RESULTING FROM:
State and local income taxes, net of
  federal income tax benefit . . . . . . . .          25         25         23
Taxes on foreign income which differ from
  the United States statutory rate . . . . .           3         12         24
Benefit of Foreign Sales Corporation . . . .         (20)       (15)        (7)
Other adjustments - net. . . . . . . . . . .                      2        (10)
                                                  --------   -------    --------
PROVISION FOR INCOME TAXES . . . . . . . . .      $  554     $  551     $  480
                                                  --------   -------    --------
                                                  --------   -------    --------
--------------------------------------------------------------------------------


   Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

---------------------------------------------------------------------------------------------------------
                                                          1998                          1997
                                              -----------------------------   ---------------------------
                                                  DEFERRED       DEFERRED      DEFERRED       DEFERRED
                                                    TAX             TAX          TAX            TAX
                                                    ASSETS      LIABILITIES     ASSETS       LIABILITIES
---------------------------------------------------------------------------------------------------------
Deferred installment sales income. . . . . .                       $  429                       $ 346
Tax over book depreciation . . . . . . . . .                          123                         113
Deferred lease income. . . . . . . . . . . .                           30                           7
Accrual for retirement and
  postemployment benefits. . . . . . . . . .      $  546                         $  580
Accrual for sales allowances . . . . . . . .         259                            246
Accrual for vacation pay . . . . . . . . . .          51                             46
Allowance for doubtful receivables . . . . .          47                             52
Claims and reserves. . . . . . . . . . . . .          21                             19
Tax loss and tax credit carryforwards. . . .          19                             12
Minimum pension liability
  adjustment . . . . . . . . . . . . . . . .          10                              7
Unearned premiums. . . . . . . . . . . . . .           7                              8
Other items. . . . . . . . . . . . . . . . .          96               95           114            84
Less valuation allowance . . . . . . . . . .          (2)                           (12)
                                                 --------          -------     ---------       -------

DEFERRED INCOME TAX
  ASSETS AND LIABILITIES . . . . . . . . . .      $1,054           $  677      $  1,072         $  550
                                                 --------          -------     ---------       -------
                                                 --------          -------     ---------       -------
---------------------------------------------------------------------------------------------------------


     At October 31, 1998, accumulated earnings in certain overseas subsidiaries totaled $666 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

     At October 31, 1998, certain foreign tax loss and tax credit carryforwards for $19 million were available with an unlimited expiration date.

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

     The amortized cost and fair value of marketable securities in millions of dollars follow:

------------------------------------------------------------------------------------
                                      Amortized      Gross       Gross
                                        Cost      Unrealized   Unrealized       Fair
                                       or Cost      Gains       Losses         Value
------------------------------------------------------------------------------------
OCTOBER 31, 1998
Equity securities. . . . . . . . .      $  99       $  5         $  7          $  97
U.S. government and agencies . . .        125          8                         133
States and municipalities. . . . .        175         11                         186
Corporate. . . . . . . . . . . . .        226         11                         237
Mortgage-backed securities . . . .        203         10                         213
Other. . . . . . . . . . . . . . .          1                                      1
                                       -------     ------       ------        -------
MARKETABLE SECURITIES. . . . . . .     $  829      $  45         $  7          $ 867
                                       -------     ------       ------        -------
                                       -------     ------       ------        -------

OCTOBER 31, 1997
Equity securities. . . . . . . . .       $  3       $  2                       $   5
U.S. government and agencies . . .        160          5                         165
States and municipalities. . . . .        160         11                         171
Corporate. . . . . . . . . . . . .        237          9         $  1            245
Mortgage-backed securities . . . .        224          8                         232
Other. . . . . . . . . . . . . . .          2                                      2
                                       -------     ------       ------        -------
MARKETABLE SECURITIES. . . . . . .     $  786      $  35         $  1         $  820
                                       -------     ------       ------        -------
                                       -------     ------       ------        -------
-------------------------------------------------------------------------------------

The contractual maturities of debt securities at October 31, 1998 in millions of dollars follow:

---------------------------------------------------------
                                        Amortized    Fair
                                          Cost      Value
---------------------------------------------------------
Due in one year or less. . . . . .      $  47      $  48
Due after one through five years .        209        217
Due after five through 10 years. .        124        131
Due after 10 years . . . . . . . .        349        373
                                       -------    ------
DEBT SECURITIES. . . . . . . . . .     $  729     $  769
                                       -------    ------
                                       -------    ------
---------------------------------------------------------

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $105 million in 1998, $114 million in 1997 and $11 million in 1996. Gross realized gains and losses on those sales were not significant. The increase in the net unrealized holding gain after income taxes was $3 million, $8 million and $11 million during 1998, 1997 and 1996, respectively.

TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

---------------------------------------------------------------------
                                                   1998          1997
---------------------------------------------------------------------
Trade accounts and notes:
  Agricultural . . . . . . . . . .              $  2,756      $  2,137
  Construction . . . . . . . . . .                   322           388
  Commercial and consumer. . . . .                   784           624
                                                ---------     ---------
  Total. . . . . . . . . . . . . .                 3,862         3,149
Other receivables. . . . . . . . .                   228           220
                                                ---------     ---------
  Total. . . . . . . . . . . . . .                 4,090         3,369
Less allowance for doubtful receivables               31            35
                                                ---------     ---------
TRADE ACCOUNTS AND NOTES RECEIVABLE-NET         $  4,059      $  3,334
                                                ---------     ---------
                                                ---------     ---------


  At October 31, 1998 and 1997, dealer notes included above were $955 million and $788 million, respectively.

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

FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------
                                        1998        1997
--------------------------------------------------------
Retail notes:
  Equipment:
     Agricultural. . . . . . . . .   $  3,030   $  3,412
  Construction . . . . . . . . . .        953        877
  Commercial and consumer. . . . .        351        282
  Recreational products. . . . . .      1,044      1,606
                                     ---------   --------
  Total  . . . . . . . . . . . . .      5,378      6,177
Revolving charge accounts. . . . .        764        630
Financing leases . . . . . . . . .        387        331
Wholesale notes. . . . . . . . . .        894        653
                                     ---------   --------
  Total financing receivables. . .      7,423      7,791
                                     ---------   --------
Less:
  Unearned finance income:
  Equipment notes. . . . . . . . .        590        654
  Recreational product notes . . .        360        590
  Financing leases . . . . . . . .         50         48
                                     ---------   --------
  Total. . . . . . . . . . . . . .      1,000      1,292
                                     ---------   --------
  Allowance for doubtful
receivables. . . . . . . . . . . .         90         94
                                     ---------   --------
Financing receivables - net. . . .   $  6,333   $  6,405
                                     ---------   --------
                                     ---------   --------


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

  Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

--------------------------------------------------------
                                       1998       1997
--------------------------------------------------------
Due in months:
  0 - 12 . . . . . . . . . . . . .   $  2,954   $  2,765
  13 - 24. . . . . . . . . . . . .      1,585      1,685
  25 - 36. . . . . . . . . . . . .      1,100      1,186
  37 - 48. . . . . . . . . . . . .        722        782
  49 - 60. . . . . . . . . . . . .        451        471
  Thereafter . . . . . . . . . . .        611        902
                                     ---------  ---------
TOTAL. . . . . . . . . . . . . . .   $  7,423   $  7,791
                                     ---------  ---------
                                     ---------  ---------


  The maximum terms for retail notes are generally eight years for agricultural equipment, five years for construction equipment, six years for commercial and consumer equipment and 20 years for recreational products. The maximum term for financing leases is generally five years, while the maximum term for wholesale notes is generally 12 months.

  The company's United States and Canadian credit subsidiaries received proceeds of $1,860 million in 1998, $968 million in 1997 and $960 million in 1996 from the sale of retail notes. At October 31, 1998 and 1997, the unpaid balances of retail notes previously sold were $2,388 million and $1,514 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1998 and 1997 was $193 million and $177 million, respectively. There is no anticipated credit risk related to nonperformance by the counterparties. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 1998 and 1997, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $8,721 million and $7,919 million, respectively.

  Total financing receivable amounts 60 days or more past due were $29 million at October 31, 1998 compared with $24 million at October 31, 1997. These past-due amounts represented .44 percent of the receivables financed at October 31, 1998 and .38 percent at October 31, 1997. The allowance for doubtful financing receivables represented 1.40 percent and 1.44 percent of financing receivables outstanding at October 31, 1998 and 1997, respectively. In addition, at October 31, 1998 and 1997, the company's credit subsidiaries had $176 million and $164 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:

------------------------------------------------------------------------------
                                                    1998       1997       1996
------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . .       $  94      $  93      $  88
Provision charged to operations. . . . . . .          50         38         43
Amounts written off. . . . . . . . . . . . .         (36)       (31)       (32)
Transfers related to retail note sales . . .         (18)        (6)        (6)
                                                  -------     ------     ------
BALANCE, END OF THE YEAR . . . . . . . . . .       $  90      $  94      $  93
                                                  -------     ------     ------
                                                  -------     ------     ------

-------------------------------------------------------------------------------
OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

-------------------------------------------------------------------------------
                                                    1998       1997
-------------------------------------------------------------------------------
Insurance and health care
premiums receivable. . . . . . . . . . . . .       $  94      $  90
Reinsurance receivables. . . . . . . . . . .          94         91
Receivables relating to asset
backed securitizations . . . . . . . . . . .         162        165
Taxes receivable . . . . . . . . . . . . . .         129          2
Other. . . . . . . . . . . . . . . . . . .            58         65
                                                  -------    -------
Other receivables. . . . . . . . . . . . . .      $  537     $  413
                                                  -------    -------
                                                  -------    -------
--------------------------------------------------------------------------------

  The credit subsidiaries' receivables related to asset backed securitizations are equal to the present value of payments to be received for retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

EQUIPMENT ON OPERATING LEASES

Operating leases arise from the leasing of John Deere equipment to retail customers in the United States and Canada. Initial lease terms generally range from 36 to 60 months. The net value of equipment on operating leases was $1,209 million and $775 million at October 31, 1998 and 1997, respectively. Of these leases, at October 31, 1998, $218 million was financed by the Equipment Operations and $991 million by the credit subsidiaries. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $226 million and $140 million at October 31, 1998 and 1997, respectively. The corresponding depreciation expense was $146 million in 1998, $95 million in 1997 and $53 million in 1996.

  Future payments to be received on operating leases totaled $530 million at October 31, 1998 and are scheduled as follows:
1999 - $219, 2000 - $171, 2001 - $86, 2002 - $43 and 2003 - $11.

INVENTORIES

Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 84 percent and 85 percent of worldwide gross inventories at FIFO value on October 31, 1998 and 1997, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

-------------------------------------------------------------------
                                                   1998      1997
-------------------------------------------------------------------
Raw materials and supplies . . . . . . . . .      $  250  $     228
Work-in-process  . . . . . . . . . . . . . .         475        427
Finished machines and parts. . . . . . . . .       1,612      1,430
                                                ---------  ---------
  Total FIFO value . . . . . . . . . . . . .       2,337      2,085
Adjustment to LIFO basis . . . . . . . . . .       1,050      1,012
                                                ---------  ---------
INVENTORIES. . . . . . . . . . . . . . . . .    $  1,287   $  1,073
                                                ---------  ---------
                                                ---------  ---------
--------------------------------------------------------------------

PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:


                                                    1998       1997
Land   . . . . . . . . . . . . . . . . . . .       $  56      $  54
Buildings and building equipment . . . . . .       1,042        958
Machinery and equipment. . . . . . . . . . .       2,206      2,099
Dies, patterns, tools, etc . . . . . . . . .         654        555
All other  . . . . . . . . . . . . . . . . .         566        557
Construction in progress . . . . . . . . . .         164        157
                                               ----------   --------
  Total at cost. . . . . . . . . . . . . . .       4,688      4,380
Less accumulated depreciation. . . . . . . .       2,988      2,856
                                               ----------   --------
PROPERTY AND EQUIPMENT - NET . . . . . . . .    $  1,700   $  1,524
                                               ----------   --------
                                               ----------   --------


  Leased property under capital leases amounting to $5 million and $3 million at October 31, 1998 and 1997, respectively, is included primarily in machinery and equipment.

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

INTANGIBLE ASSETS

Net intangible assets totaled $218 million and $158 million at October 31, 1998 and 1997, respectively. The Equipment Operations' balance of $210 million at October 31, 1998 consisted primarily of unamortized goodwill, which resulted from the purchase cost of assets acquired exceeding their fair value, and an intangible asset of $22 million related to the additional minimum pension liability required by FASB Statement No. 87.

     Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $66 million and $58 million at October 31, 1998 and 1997, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.

SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------
                                                   1998         1997
--------------------------------------------------------------------
EQUIPMENT OPERATIONS
Commercial paper . . . . . . . . . . . . . .    $  1,268     $     98
Notes payable to banks . . . . . . . . . . .          44           35
Long-term borrowings due within one year . .         200           38
                                                ---------     ---------
     Total . . . . . . . . . . . . . . . . .       1,512          171
                                                ---------     ---------
FINANCIAL SERVICES
Commercial paper . . . . . . . . . . . . . .       2,124        2,559
Notes payable to banks . . . . . . . . . . .           7            2
Long-term borrowings due within one year . .       1,679        1,043
                                                ---------     ---------
     Total . . . . . . . . . . . . . . . . .       3,810        3,604
                                                ---------     ---------
SHORT-TERM BORROWINGS. . . . . . . . . . . .    $  5,322     $  3,775
                                                ---------     ---------
                                                ---------     ---------


     The weighted average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1998 and 1997 were 5.4 percent and 5.2 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $5,435 million at October 31, 1998. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1998, $1,974 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit is a long-term committed credit agreement expiring in February 2003 for $3,500 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder's equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to United States generally accepted accounting principles in effect at October 31, 1994. Under this provision, the company's total retained earnings balance was free of restriction at October 31, 1998.

     Deere & Company has a contractual agreement to conduct business with the John Deere Capital Corporation on such terms that the Capital Corporation will continue to satisfy the ratio requirement discussed above for earnings to fixed charges, the Capital Corporation's tangible net worth will be maintained at not less than $50 million and Deere & Company will own at least 51 percent of Capital Corporation's voting capital stock. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:


-------------------------------------------------------------------
                                                    1998       1997
-------------------------------------------------------------------
EQUIPMENT OPERATIONS
Accounts payable:
     Trade . . . . . . . . . . . . . . . . .      $  913     $  967
     Dividends payable . . . . . . . . . . .          52         50
     Other . . . . . . . . . . . . . . . . .          45         37
Accrued expenses:
     Employee benefits . . . . . . . . . . .         177        160
     Dealer commissions. . . . . . . . . . .         217        201
     Other . . . . . . . . . . . . . . . . .         694        719
                                                  --------   -------
         Total . . . . . . . . . . . . . . .       2,098      2,134
                                                  --------   -------

FINANCIAL SERVICES
Accounts payable:
     Deposits withheld from
dealers and merchants. . . . . . . . . . . .         176        164
     Other . . . . . . . . . . . . . . . . .         161        140
Accrued expenses:
     Unearned premiums . . . . . . . . . . .         141        141
     Unpaid loss adjustment expenses . . . .          85         92
     Interest payable. . . . . . . . . . . .          57         49
     Other . . . . . . . . . . . . . . . . .         135        120
                                                  --------   -------
         Total . . . . . . . . . . . . . . .         755        706
                                                  --------   -------
Accounts payable and accrued expenses . . .     $  2,853    $ 2,840
                                                  --------   -------
                                                  --------   -------


LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

----------------------------------------------------------------------
                                                   1998       1997
----------------------------------------------------------------------
EQUIPMENT OPERATIONS
Notes and debentures:
     Medium-term notes due 2000 - 2006:
       Average interest rate of 8.9% as of
       year end 1998 and 1997                     $  134     $  134
     8.95% debentures due 2019*. . . . . . .                    200
     8-1/2% debentures due 2022  . . . . . .         200        200
     6.55% debentures due 2028 . . . . . . .         200
     Other . . . . . . . . . . . . . . . . .          19          6
                                                  -------    -------
           Total                                  $  553     $  540
                                                  -------    -------


*Reclassified to short-term borrowings in 1998 because the obligation is callable by creditors in 1999.

(continued)
                                         39

(continued)


--------------------------------------------------------------------------------
                                                       1998               1997
--------------------------------------------------------------------------------
FINANCIAL SERVICES
Notes and debentures:
  Medium-term notes due 1999 - 2007:
     Average interest rate of 6.4% as of year end
     1998 and 6.7% as of year end 1997 . . .             $  1,549       $  1,286
  5% Swiss franc bonds due 1999: Swapped to U.S.
     dollars and a variable interest rate of 6.1%
     as of year end 1997 . . . . . . . . . . . . . . .                        97
  6% notes due 1999. . . . . . . . . . . . . . . . . .                       200
  6.30% notes due 1999 . . . . . . . . . . . . . . . .                       200
  5.85% notes due 2001 . . . . . . . . . . . . . . . .        200
  5.35% notes due 2001 . . . . . . . . . . . . . . . .        200
  6.125% U.S. dollar notes due 2003: Swapped to
     Canadian dollars and a variable interest rate of
     6.3% as of year end 1998. . . . . . . . . . . . .        140
                                                          --------       ---------
       Total notes and debentures. . . . . . . . . . .      2,089          1,783
                                                          --------       ---------

Subordinated debt:
  9-5/8% subordinated notes due 1998:
     Swapped to variable interest rate of 6.1% as
     of year end 1997. . . . . . . . . . . . . . . . .                       150
  8-5/8% subordinated debentures due 2019. . . . . . .        150            150
                                                          --------       ---------
       Total subordinated debt . . . . . . . . . . . .        150            300
                                                          --------       ---------
          Total. . . . . . . . . . . . . . . . . . . .      2,239          2,083
                                                          --------       ---------
LONG-TERM BORROWINGS . . . . . . . . . . . . . . . . .   $  2,792       $  2,623
                                                          --------       ---------
                                                          --------       ---------
----------------------------------------------------------------------------------


     All of the Financial Services' long-term borrowings represent obligations of the credit subsidiaries.
     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1999 - $200, 2000 - $7, 2001 - $70, 2002 -
$25 and 2003 - $8. The approximate amounts of the credit subsidiaries' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 1999 - $1,679, 2000 - $830, 2001 - $690, 2002 - $255 and 2003 - $215.

LEASES

At October 31, 1998, future minimum lease payments under capital leases totaled $4 million. Total rental expense for operating leases during 1998 was $73 million compared with $61 million in 1997 and $56 million in 1996. At October 31, 1998, future minimum lease payments under operating leases amounted to $125 million as follows: 1999 - $41, 2000 - $29, 2001 - $14, 2002 - $7, 2003 - $6 and
later years - $28.

COMMITMENTS AND CONTINGENT LIABILITIES

On October 31, 1998, the company's maximum exposure under all credit receivable recourse provisions was $193 million for retail notes sold by the Financial Services subsidiaries. Also, at October 31, 1998, the company had commitments of approximately $101 million for construction and acquisition of property and equipment.
     The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

CAPITAL STOCK

Changes in the common stock account in 1996, 1997 and 1998 were as follows:

------------------------------------------------------------------------------
                                                  Number of         Amount
                                                Shares Issued    (in millions)
------------------------------------------------------------------------------
Balance at October 31, 1995. . . . . . . . .     262,524,084      $  1,729
Stock options exercised with
newly issued shares. . . . . . . . . . . . .       1,305,541            26
Debenture conversions. . . . . . . . . . . .           3,474
Other    . . . . . . . . . . . . . . . . . .                            15
                                                -------------      ---------
Balance at October 31, 1996. . . . . . . . .     263,833,099         1,770

Debenture conversions. . . . . . . . . . . .          16,204
Other      . . . . . . . . . . . . . . . . .                             9
                                                -------------      ---------
Balance at October 31, 1997. . . . . . . . .     263,849,303         1,779
Debenture conversions. . . . . . . . . . . .           3,568

Other      . . . . . . . . . . . . . . . . .                            11
                                                -------------      ---------
Balance at October 31, 1998. . . . . . . . .     263,852,871      $  1,790
                                                -------------      ---------
                                                -------------      ---------
----------------------------------------------------------------------------

     The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.
     In December 1997, the company announced it would extend the repurchase program for an additional $1 billion of Deere & Company common stock. This is in addition to the $500 million of stock repurchased under the original program during 1996 and 1997. The major changes during 1998 affecting common stock in treasury included the repurchase of 16,413,200 shares of common stock at a cost of $762 million related to the repurchase program and 2,293,205 shares at a cost of $123 million for ongoing stock option and restricted stock plans. In addition, 719,724 shares of treasury stock at an original cost of $30 million were issued under these plans.

     A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

------------------------------------------------------------------------------
                                                   1998       1997       1996
------------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . .  $  1,021.4   $  960.1   $  817.3
Average shares outstanding . . . . . . . . .       243.3      253.7      260.5
BASIC NET INCOME PER SHARE . . . . . . . . .     $  4.20   $   3.78   $   3.14
                                               ----------  --------   ---------
                                               ----------  --------   ---------

Average shares outstanding . . . . . . . . .       243.3      253.7      260.5
Effect of dilutive securities:
  Stock options. . . . . . . . . . . . . . .         2.1        2.7        2.4
  Other. . . . . . . . . . . . . . . . . . ..          3         .2         .3
                                               ----------  --------   ---------
  Total potential shares outstanding . . . .       245.7      256.6      263.2
                                               ----------  --------   ---------
                                               ----------  --------   ---------

Diluted net income per share . . . . . . . .     $  4.16   $  3.74*   $  3.11*
                                               ----------  --------   ---------
                                               ----------  --------   ---------


*Restated for adoption of FASB
  Statement No. 128 in 1998.
-------------------------------------------------------------------------------
Stock options to purchase .5 million, none and .1 million shares during 1998, 1997 and 1996 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the company's common stock during the related periods.

STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors. Options are generally awarded with the exercise price equal to the market price and become exercisable in one year. Certain other options are awarded with the exercise prices greater than the market price and become exercisable in one to five years, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. The period of restriction for restricted stock issued to employees is normally four years and may depend on the achievement of company performance goals. If the company exceeds these goals, additional shares could be granted at the end of the restricted period. According to these plans at October 31, 1998, the company is authorized to grant stock options and restricted stock for an additional 12.6 million and 3.5 million shares, respectively.

     The company has retained the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, and no compensation expense for stock options was recognized under this method. For disclosure purposes only under FASB Statement No. 123, Accounting for Stock Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options. Based on this model, the fair values of stock options awarded during 1998, 1997 and 1996 with the exercise price equal to the market price were $19.84, $13.70 and $9.40 per option, respectively. Stock options awarded during 1998 with the exercise price greater than the market price were valued at $14.81 per option.

     Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used are as follow:


------------------------------------------------------------------------------------
                                                      1998         1997         1996
------------------------------------------------------------------------------------
Net income (in millions)
  As reported. . . . . . . . . . . . . . . .        $  1,021      $  960      $  817
  Pro forma. . . . . . . . . . . . . . . . .        $    997      $  948      $  808
Net income per share
  As reported - basic. . . . . . . . . . . .        $   4.20      $ 3.78      $ 3.14
  Pro forma - basic. . . . . . . . . . . . .        $   4.10      $ 3.74      $ 3.10
  As reported - diluted. . . . . . . . . . .        $   4.16      $ 3.74      $ 3.11
  Pro forma - diluted. . . . . . . . . . . .        $   4.06      $ 3.70      $ 3.07
Black-Scholes assumptions*
  Risk-free interest rate. . . . . . . . . .            5.8%        6.2%        5.6%
  Dividend yield . . . . . . . . . . . . . .            1.6%        1.9%        2.3%
  Stock volatility . . . . . . . . . . . . .           34.7%       30.0%       25.2%
  Expected option life . . . . . . . . . . .       5.3 years   5.3 years   5.9 years
------------------------------------------------------------------------------------

*Weighted-averages

     The pro forma stock-based compensation expense included in net income above may not be representative of future years since only awards of stock options and restricted stock after November 1, 1995 have been included in accordance with FASB Statement No. 123.

     During the last three fiscal years, changes in shares under option in millions were as follows:


-----------------------------------------------------------------------------------------------------------
                                                      1998               1997                1996
                                              -----------------    -----------------    ------------------
                                                       Exercise             Exercise              Exercise
                                              Shares    Price*     Shares    Price*     Shares     Price*
-----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year. . . . . .   6.2      $30.90       6.3     $26.54      6.9        $22.33
Granted . . . . . . . . . . . . . . . . . .   2.2**     62.02**     1.5      42.69      1.8         34.90
Exercised . . . . . . . . . . . . . . . . .   (.7)      29.55      (1.5)     24.23     (2.0)        19.98
Expired or forfeited  . . . . . . . . . . .   (.1)      48.67       (.1)     28.70      (.4)        25.10
                                             ----                  ----                ----
Outstanding at end of year. . . . . . . . .   7.6       39.95       6.2      30.90      6.3         26.54
Exercisable at end of year. . . . . . . . .   3.8       30.52       3.1      24.70      3.1         19.35
------------------------------------------------------------------------------------------------------------

 *  Weighted-averages
 ** Includes 1.7 granted at market price of $56.50
    and .5 granted above market price at $82.19

------------------------------------------------------------------------------------------------------------


    Options outstanding and exercisable in millions at October 31, 1998 were as follows:

                                                    Options Outstanding              Options Exercisable
                                                    -------------------              -------------------
                                                         Remaining
Range of                                                Contractual      Exercise                 Exercise
Exercise Prices                           Shares         Life (yrs)*       Price*      Shares      Price*
------------------------------------------------------------------------------------------------------------
$13.63 - $23.56 . . . . . . . . . . .       1.7              5.0           $19.74        1.7        $19.74
$28.39 - $34.13 . . . . . . . . . . .       2.4              6.5            32.37        1.0         34.13
$40.60 - $47.36 . . . . . . . . . . .       1.3              8.0            42.83        1.1         42.69
$56.50  . . . . . . . . . . . . . . .       1.7              9.1            56.50
$82.19  . . . . . . . . . . . . . . .        .5              9.1            82.19
                                           ----                                         ----
Total . . . . . . . . . . . . . . . .       7.6                                          3.8

 *Weighted-averages
------------------------------------------------------------------------------------------------------------

     In 1998, 1997, and 1996, the company granted 33,239, 292,681 and 95,016 shares of restricted stock with weighted-average fair values of $55.60, $43.14 and $41.17 per share, respectively. The total compensation expense for the restricted stock plans, which are being amortized over the restricted periods, was $2 million, $15 million and $9 million in 1998, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

The company maintains the following significant plans for eligible employees:

     John Deere Savings and Investment Plan, for salaried employees
     John Deere Stock Purchase Plan, for salaried employees
     John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees
     Company contributions under these plans were $45 million in 1998, $41 million in 1997 and $35 million in 1996.


RETAINED EARNINGS

An analysis of the company's retained earnings follows in millions of dollars:


-----------------------------------------------------------------------------------------
                                                       1998         1997         1996
-----------------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . .         $  3,048       $ 2,300      $  1,690
Net income . . . . . . . . . . . . . . . . .            1,021           960           817
Dividends declared . . . . . . . . . . . . .             (213)         (202)         (207)
Other. . . . . . . . . . . . . . . . . . . .              (16)          (10)
                                                     --------       -------      --------
BALANCE, END OF THE YEAR . . . . . . . . . .         $  3,840       $ 3,048      $  2,300
-----------------------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENT

An analysis of the company's cumulative translation adjustment follows in millions of dollars:


---------------------------------------------------------------------------------------------------
                                                                 1998         1997         1996
---------------------------------------------------------------------------------------------------
Balance, beginning of the year . . . . . . . . . . . . . . .    $  (57)       $  (14)      $  (12)
Translation adjustments for the year.. . . . . . . . . . . .       (21)          (37)           1
Income taxes applicable to translation adjustments . . . . .        (3)           (6)          (3)
                                                                ------        ------       ------
BALANCE, END OF THE YEAR . . . . . . . . . . . . . . . . . .    $  (81)       $  (57)      $  (14)
                                                                ------        ------       ------
                                                                ------        ------       ------
---------------------------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

------------------------------------------------------------------------------------------------
                                                            1998                1997
                                                     -----------------   -----------------
                                                     Carrying    Fair    Carrying    Fair
                                                       Value     Value     Value     Value
------------------------------------------------------------------------------------------------
Financing receivables. . . . . . . . . . . . . . .   $ 6,333     $ 6,344  $ 6,405     $ 6,381
                                                     -------     -------  -------     -------
                                                     -------     -------  -------     -------
Long-term borrowings and related swaps:
   Equipment Operations borrowings . . . . . . . .   $   553     $   604  $   540     $   629
   Financial Services borrowings . . . . . . . . .     2,249       2,307    2,089       2,127
     Interest rate and
     foreign currency swaps. . . . . . . . . . . .       (10)        (30)      (6)        (19)
                                                     -------     -------  -------     -------
         Total . . . . . . . . . . . . . . . . . .   $ 2,792     $ 2,881  $ 2,623     $ 2,737
                                                     -------     -------  -------     -------
                                                     -------     -------  -------     -------


FAIR VALUE ESTIMATES

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

     Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings of the credit operations have been swapped to current variable interest rates. Fair values of these swaps were also based on discounted values of their related cash flows at current market interest rates.

     Fair values and carrying values of the company's other interest rate swaps associated with short-term borrowings, foreign exchange forward contracts and options were not material.

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

INTEREST RATE SWAPS

The company's credit operations enter into interest rate swap agreements related to their borrowings in order to more closely match the type of interest rates of the borrowings to those of the assets being funded. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense.

     At October 31, 1998 and 1997, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $1,063 million and $795 million, having rates of 4.0 to 6.4 percent and 3.4 to 6.3 percent, terminating in up to 58 months and 36 months, respectively.

     The credit operations have entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "Long-Term Borrowings" table on pages 39 and 40 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The credit operations also have interest rate swap agreements associated with medium-term notes. The "Long-Term Borrowings" table reflects the interest rates relating to these swap agreements. At October 31, 1998 and 1997, the total notional principal amounts of these swap agreements were $375 million and $380 million, terminating in up to 104 months and 116 months, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS, SWAPS AND OPTIONS

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to hedge the currency exposure of certain receivables, liabilities, expected inventory purchases and equipment sales. The foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change for hedges of receivables and liabilities or deferred until expiration of the contract for hedges of future commitments. The contract gains or losses and premiums are recognized in other operating expenses, cost of sales or interest expense, and the premiums are either amortized or deferred over the terms of the contracts depending on the items being hedged. The foreign exchange purchased option premiums and any gains are deferred and recognized in cost of sales for future inventory purchases or sales for future sales of equipment. At October 31, 1998 and 1997, the company had foreign exchange forward contracts of $697 million and $415 million, respectively, maturing in up to 12 months for both years and foreign currency swap agreements for $237 million and $97 million maturing in up to 55 months and 15 months, respectively. At October 31, 1998 and 1997, the company had purchased options for $215 million and $280 million maturing in up to 27 months and 23 months, respectively. The total deferred gains or losses on these foreign exchange hedges were not material at October 31, 1998 and 1997.

CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

Cash payments for interest and income taxes consisted of the following in millions of dollars:


---------------------------------------------------------------------------------------------------
                                                                 1998         1997         1996
---------------------------------------------------------------------------------------------------
Interest:
     Equipment Operations. . . . . . . . . . . . . . . .         $  125        $  83        $  120
     Financial Services. . . . . . . . . . . . . . . . .            414          366           298
     Intercompany eliminations . . . . . . . . . . . . .            (10)          (5)           (6)
                                                                 ------        -----        ------
CONSOLIDATED . . . . . . . . . . . . . . . . . . . . . .         $  529        $ 444        $  412
                                                                 ------        -----        ------
                                                                 ------        -----        ------
Income taxes:
     Equipment Operations. . . . . . . . . . . . . . . .         $  449        $ 522        $  513
     Financial Services. . . . . . . . . . . . . . . . .             80          112           104
     Intercompany eliminations . . . . . . . . . . . . .            (63)         (97)          (92)
                                                                 ------        -----        ------
CONSOLIDATED . . . . . . . . . . . . . . . . . . . . . .         $  466        $ 537        $  525
                                                                 ------        -----        ------
                                                                 ------        -----        ------
---------------------------------------------------------------------------------------------------



SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

---------------------------------------------------------------------------------------------------
                                                     FIRST      SECOND      THIRD        FOURTH
                                                    QUARTER     QUARTER    QUARTER      QUARTER
---------------------------------------------------------------------------------------------------
1998
Net sales and revenues . . . . . . . . . . . . .    $ 2,846     $ 4,070    $ 3,694      $ 3,212
Income before income taxes . . . . . . . . . . .        321         567        437          235
Net income . . . . . . . . . . . . . . . . . . .        203         365        291          162
Net income per share . . . . . . . . . . . . . .        .81        1.48       1.20          .71
Net income per share - diluted . . . . . . . . .        .81        1.45       1.19          .71
Dividends declared per share . . . . . . . . . .        .22         .22        .22          .22
Dividends paid per share . . . . . . . . . . . .        .20         .44       *             .22

1997
Net sales and revenues . . . . . . . . . . . . .    $ 2,396     $ 3,521    $ 3,430      $ 3,444
Income before income taxes . . . . . . . . . . .        285         508        400          314
Net income . . . . . . . . . . . . . . . . . . .        177         319        253          211
Net income per share . . . . . . . . . . . . . .        .69        1.25       1.00          .84
Net income per share - diluted . . . . . . . . .        .68        1.24        .99          .83
Dividends declared per share . . . . . . . . . .        .20         .20        .20          .20
Dividends paid per share . . . . . . . . . . . .        .20         .20        .20          .20

 *The payment date was included in the second quarter.
---------------------------------------------------------------------------------------------------

     Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

---------------------------------------------------------------------------------------------------
                                                     FIRST      SECOND      THIRD        FOURTH
                                                    QUARTER     QUARTER    QUARTER      QUARTER
---------------------------------------------------------------------------------------------------

1998 MARKET PRICE
High . . . . . . . . . . . . . . . . . . .          $  59.88    $  64.13   $  59.50     $  43.56
Low  . . . . . . . . . . . . . . . . . . .          $  49.38    $  53.38   $  39.69     $  28.38
1997 MARKET PRICE
High . . . . . . . . . . . . . . . . . . .          $  47.13    $  46.75   $  60.50     $  59.00
Low  . . . . . . . . . . . . . . . . . . .          $  39.13    $  40.88   $  44.38     $  48.75
---------------------------------------------------------------------------------------------------

At October 31, 1998, there were 32,127 holders of record of the company's $1 par value common stock and 13 holders of record of the company's 5 1/2% convertible subordinated debentures due 2001.

DIVIDEND

A quarterly cash dividend of $.22 per share was declared at the board of directors' meeting held on December 2, 1998, payable on February 1, 1999.


FINANCIAL INSTRUMENT RISK INFORMATION (UNAUDITED)
SENSITIVITY ANALYSIS

The following is a sensitivity analysis for the company's derivatives and other financial instruments which have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the table below represent the changes in the financial instruments' fair values which would be caused by increasing the interest rates by 10 percent of the current market rates at October 31, 1998 and 1997. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values would have been as follows in millions of dollars:

---------------------------------------------------------------------------------
                                                            Fair Value
                                                           Gains (Losses)
                                                           ---------------
                                                          1998          1997
---------------------------------------------------------------------------------
Marketable securities. . . . . . . . . . . . . . . .      $  (13)       $  (14)
Financing receivables. . . . . . . . . . . . . . . .         (37)          (39)

Long-term borrowings and related swaps:
     Equipment Operations borrowings . . . . . . . .          28            30
     Financial Services borrowings . . . . . . . . .          24            27
        Interest rate and foreign currency swaps . .          (7)           (7)
                                                          ------        ------
        Total  . . . . . . . . . . . . . . . . . . .      $   (5)       $   (3)
                                                          ------        ------
                                                          ------        ------
---------------------------------------------------------------------------------


TABULAR INFORMATION

The following foreign exchange forward contracts were held by the company to hedge certain currency exposures. All contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars follow:


---------------------------------------------------------------------------------------------------
                                                               Average                   Fair Value
                                                              Contractual   Notional        Gains
                                                                 Rate*       Amount        (Losses)
---------------------------------------------------------------------------------------------------

OCTOBER 31, 1998
Buy US$ / Sell Canadian dollar . . . . . . . . . . . . . . .     1.5390        $  240       $  2.2
Buy Deutsche Mark / Sell US$ . . . . . . . . . . . . . . . .     1.6233           187         (1.7)
Buy US$ / Sell Australian dollar . . . . . . . . . . . . . .     1.6189            86         (1.1)
Buy British Pound / Sell US$ . . . . . . . . . . . . . . . .      .5956            37          (.1)
Buy French Franc / Sell US$. . . . . . . . . . . . . . . . .     5.6281            34           .5
Buy Spanish Peseta / Sell US$. . . . . . . . . . . . . . . .     140.44            28         (1.9)
Other contracts. . . . . . . . . . . . . . . . . . . . . . .                       85         (3.1)
                                                                               ------       ------
         Total . . . . . . . . . . . . . . . . . . . . . . .                   $  697       $ (5.2)
                                                                               ------       ------
                                                                               ------       ------
OCTOBER 31, 1997
Buy US$ / Sell Canadian dollar . . . . . . . . . . . . . . .     1.3758        $  144       $  2.9
Buy Deutsche Mark / Sell US$ . . . . . . . . . . . . . . . .     1.7337           113          1.8
Buy British Pound / Sell US$ . . . . . . . . . . . . . . . .      .5991            47           .1
Buy Australian dollar / Sell US$ . . . . . . . . . . . . . .     1.4266            22
Buy French Franc / Sell US$. . . . . . . . . . . . . . . . .     5.9095            20           .5
Buy Spanish Peseta / Sell US$. . . . . . . . . . . . . . . .     148.53            19           .4
Other contracts. . . . . . . . . . . . . . . . . . . . . . .                       50          2.0
                                                                               ------       ------
         Total . . . . . . . . . . . . . . . . . . . . . . .                   $  415       $  7.7
                                                                               ------       ------
                                                                               ------       ------

 *Currency per United States dollar (US$)
---------------------------------------------------------------------------------------------------

At October 31, 1998 and 1997, the company had $215 million and $280 million of foreign exchange purchased options with a deferred premium of $5 million and $3 million, respectively. The premium is the maximum potential loss on these options, which are primarily held as hedges of expected inventory purchases. See pages 30 and 42 for further discussion of financial instruments including derivatives.

                       (THIS PAGE INTENTIONALLY LEFT BLANK.)

                         [DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1998 and 1997 and the related statements of consolidated income and of consolidated cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index under Part IV,
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois

November 24, 1998

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Each person signing below also hereby appoints Hans W. Becherer, Nathan J. Jones and Frank S. Cottrell, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

                              DEERE & COMPANY

                              By:   /s/ Hans W. Becherer
                                    ------------------------
                                        Hans W. Becherer
                                        Chairman and Chief Executive Officer


Date:     25 January 1999


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Signature                   Title                            Date
       ---------                   -----                            ----
 /s/ Hans W. Becherer          Chairman, Director and        )
 ------------------------
      Hans W. Becherer         Chief Executive Officer       )
                                                             )
 /s/ John R. Block             Director                      )     25 January 1999
 ------------------------
    John R. Block                                            )

                                                             )
 /s/ Leonard A. Hadley         Director                      )
 ------------------------
    Leonard A. Hadley                                        )
                                                             )
 /s/ Regina E. Herzlinger      Director                      )
 ------------------------
    Regina E. Herzlinger                                     )
                                                             )

      Signature                     Title                       Date
      ---------                     -----                       ----
 /s/ Samuel C. Johnson         Director                      )
 ------------------------
     Samuel C. Johnson                                       )
                               Senior Vice President,        )
 /s/ Nathan J. Jones           Principal Financial Officer   )
 ------------------------      Principal Accounting Officer  )
     Nathan J. Jones
                                                             )
 /s/ Arthur L. Kelly           Director                      )   25 January 1999
 ------------------------
     Arthur L. Kelly                                         )
                                                             )
 /s/ Antonio Madero B.         Director                      )
 ------------------------
     Antonio Madero B.                                       )
                                                             )
 /s/ William A. Schreyer       Director                      )
 ------------------------
     William A. Schreyer                                     )
                                                             )
 /s/ John R. Stafford          Director                      )
 ------------------------
     John R. Stafford                                        )

                                                             )
 /s/ John R. Walter            Director                      )
 ------------------------
     John R. Walter                                          )
                                                             )
 /s/ Arnold R. Weber           Director                      )
 ------------------------
     Arnold R. Weber                                         )

                                                                                                               SCHEDULE II
                                            DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                VALUATION AND QUALIFYING ACCOUNTS

                                         For the Years Ended October 31, 1998, 1997 and 1996
                                                    (in thousands of dollars)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
            Column A                                    Column B                             Column C
--------------------------------------                 ----------      ----------------------------------------------------
                                                                                             Additions
                                                                       ----------------------------------------------------
                                                        Balance at     Charged to           Charged to other accounts
                                                        beginning      costs and   ----------------------------------------
          Description                                   of period      expenses    Description                      Amount
--------------------------------------                 ----------      ---------  -----------------------          --------
YEAR ENDED OCTOBER 31, 1998
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                       $   34,801      $   6,347  Bad debt recoveries              $  1,840

    FINANCIAL SERVICES
    Credit receivable allowances                           93,656         50,500
                                                       ----------      ---------                                   --------
    Consolidated receivable allowances                 $  128,457      $  56,847                                   $  1,840
                                                       ----------      ---------                                   --------
                                                       ----------      ---------                                   --------

YEAR ENDED OCTOBER 31, 1997
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                       $   34,850      $  12,768  Bad debt recoveries              $  1,419

    FINANCIAL SERVICES
    Credit receivable allowances                           93,498         38,206
                                                       ----------      ---------                                   --------
    Consolidated receivable allowances                 $  128,348      $  50,974                                   $  1,419
                                                       ----------      ---------                                   --------
                                                       ----------      ---------                                   --------

YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                       $   24,012      $  17,210  Bad debt recoveries              $  1,306
                                                                                  Purchase of Mexico                    434
                                                                                    operations
    FINANCIAL SERVICES
    Credit receivable allowances                           87,715         42,715
                                                       ----------      ---------                                   --------
    Consolidated receivable allowances                 $  111,727      $  59,925                                   $  1,740
                                                       ----------      ---------                                   --------
                                                       ----------      ---------                                   --------

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


                                                                             Column D                              Column E
                                                     ---------------------------------------------------------    ----------
                                                                            Deductions                              Balance
                                                     ---------------------------------------------------------      at end
       Description                                          Description                              Amount        of Period
--------------------------------------               --------------------------------------        -----------    ----------
YEAR ENDED OCTOBER 31, 1998
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                     Dealer receivable write-offs                  $    11,649    $   31,339

    FINANCIAL SERVICES                               Transfers related to retail note sales             18,572
    Credit receivable allowances                     Credit receivable write-offs                       35,784        89,800
                                                                                                   -----------    ----------
    Consolidated receivable allowances                                                             $    66,005    $  121,139
                                                                                                   -----------    ----------
                                                                                                   -----------    ----------


YEAR ENDED OCTOBER 31, 1997
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                     Dealer receivable write-offs                  $    14,236    $   34,801

    FINANCIAL SERVICES                               Transfers related to retail note sales              6,157
    Credit receivable allowances                     Credit receivable write-offs                       31,891        93,656
                                                                                                   -----------    ----------
    Consolidated receivable allowances                                                             $    52,284    $  128,457
                                                                                                   -----------    ----------
                                                                                                   -----------    ----------



YEAR ENDED OCTOBER 31, 1996
  Allowance for doubtful receivables:
    EQUIPMENT OPERATIONS
    Dealer receivable allowances                     Dealer receivable write-offs                  $     8,112    $   34,850


    FINANCIAL SERVICES                               Transfers related to retail note sales              6,316
    Credit receivable allowances                     Credit receivable write-offs                       30,616        93,498
                                                                                                   -----------    ----------
    Consolidated receivable allowances                                                             $    45,044    $  128,348
                                                                                                   -----------    ----------
                                                                                                   -----------    ----------
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

                                 INDEX TO EXHIBITS
 2.    Not applicable

 3.1 Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1995*)

 3.2   Certificate of Designation Preferences and Rights of Series A
       Participating Preferred Stock

 3.3 By-laws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 1997*)

 4.1   Indenture dated October 1, 1998 between registrant and The Chase
       Manhattan Bank, as Trustee

 4.2 Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, and Chemical Bank, The Chase Manhattan
       Bank (National Association), Bank of Americas National Trust and Savings
       Association, Deutsche Bank AG, and The Toronto Dominion Bank, as
       Managing Agents, dated as of April 5, 1995 (Exhibit 4.1(a) and 4.1(b) to
       Form 10-Q of registrant for the period ended April 30, 1995*)

 4.3 Credit agreements among John Deere Limited, John Deere Finance Limited, various financial institutions and The Toronto-Dominion Bank as agent, dated as of April 5, 1995 (Exhibit 4.2(a) and 4.2(b) to Form 10-Q of registrant for the quarter ended April 30, 1995*)

 4.4   Amended and restated credit agreements among the registrant, John Deere
       Capital Corporation, various financial institutions and The Chase
       Manhattan Bank, Bank of America National Trust and Savings Association,
       Deutsche Bank AG New York Branch, The Toronto-Dominion Bank, Morgan
       Guaranty Trust Company of New York, NationsBank, N.A. and The First
       National Bank of Chicago as Managing Agents dated as of February 24,
       1998 (Exhibit 4.1 to Form 10-Q of the registrant for the quarter ended
       April 30, 1998*)

 4.5   Third Amending Agreements to Loan Agreements among John Deere Limited,
       John Deere Credit Inc., various financial institutions and The Toronto-
       Dominion Bank as agent, dated as of February 24, 1998 (Exhibit 4.2 to
       Form 10-Q of the registrant for the quarter ended April 30, 1998*)

 4.6   Form of common stock certificate

 4.7   Rights Agreement dated as of December 3, 1997 between registrant and The
       Bank of New York (Exhibit 1 to the registration statement on Form 8-A of registrant filed December 10, 1997*)

 Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

 9.      Not applicable

 10.1    Agreement as amended November 1, 1994 between registrant and John
         Deere Capital Corporation concerning agricultural retail notes

 10.2    Agreement as amended November 1, 1994 between registrant and John
         Deere Capital Corporation relating to lawn and grounds care retail notes

 10.3    Agreement as amended November 1, 1994  between John Deere Industrial
         Equipment Company, a wholly-owned subsidiary of registrant and John
         Deere Capital Corporation concerning industrial retail notes

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

 10.15   John Deere Defined Contribution Restoration Plan (Exhibit 10.15 to
         Form 10-K of the registrant for the year ended October 31, 1997*)

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

 12.     Computation of ratio of earnings to fixed charges

 13.     Not applicable

 16.     Not applicable

 18.     Not applicable

 21.     Subsidiaries

 22.     Not applicable

 23.     Consent of Deloitte & Touche LLP

 24.     Not applicable

 27.     Financial Data Schedule

--------------------------------
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

** Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.