Form 10-Q
period 1999-01-31
DEERE & CO
filed 1999-03-10
CIK 315189

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                    ------------------------

                            FORM 10-Q

                    ------------------------

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
         For the quarterly period ended January 31, 1999


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

    At January 31, 1999, 231,713,393 shares of common stock, $1 par value, of the registrant were outstanding.

----------------------------------------------------------------

                  PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
                                    Consolidated
                                    Subsidiaries)
Millions of dollars except per      Three Months Ended
  share amounts                     January 31
(Unaudited)                         1999     1998
Net Sales and Revenues
Net sales of equipment              $1,973.2 $2,404.7
Finance and interest income            259.0    233.2
Insurance and health care premiums     179.8    169.0
Investment income                       18.7     17.1
Other income                            27.8     22.1
    Total                            2,458.5  2,846.1

Costs and Expenses
Cost of goods sold                   1,653.8  1,866.5
Research and development expenses       95.9     94.7
Selling, administrative and general
  expenses                             301.8    283.1
Interest expense                       134.1    114.7
Insurance and health care claims
  and benefits                         153.9    138.6
Other operating expenses                42.7     27.6
    Total                            2,382.2  2,525.2

Income of Consolidated Group
  Before Income Taxes                   76.3    320.9
Provision for income taxes              26.5    117.8
Income of Consolidated Group            49.8    203.1

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .4      (.2)
  Insurance
  Health Care
  Other                                  (.5)      .4
      Total                              (.1)      .2

Net Income                          $   49.7 $  203.3

Per Share:
  Net income                        $    .21 $    .81
  Net income - diluted              $    .21 $    .81

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Three Months Ended
share amounts                       January 31
(Unaudited)                         1999     1998
Net Sales and Revenues
Net sales of equipment              $1,973.2 $2,404.7
Finance and interest income             21.8     32.1
Insurance and health care premiums
Investment income
Other income                            15.5     10.9
    Total                            2,010.5  2,447.7

Costs and Expenses
Cost of goods sold                   1,658.5  1,871.0
Research and development expenses       95.9     94.7
Selling, administrative and general
  expenses                             207.8    194.6
Interest expense                        39.9     21.7
Insurance and health care claims
  and benefits
Other operating expenses                (2.2)     1.6
    Total                            1,999.9  2,183.6

Income of Consolidated Group
  Before Income Taxes                   10.6    264.1
Provision for income taxes               3.8     97.2
Income of Consolidated Group             6.8    166.9

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                41.6     32.9
  Insurance                             (1.1)     5.5
  Health Care                            2.9     (2.4)
  Other                                  (.5)      .4
      Total                             42.9     36.4

Net Income                          $   49.7 $  203.3



DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Three Months Ended
  share amounts                     January 31
(Unaudited)                         1999     1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  240.7  $  203.2
Insurance and health care premiums     186.6     175.4
Investment income                       18.7      17.1
Other income                            20.7      12.5
    Total                              466.7     408.2

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                              95.2      90.9
Interest expense                        97.6      95.1
Insurance and health care claims
  and benefits                         155.7     139.4
Other operating expenses                52.5      25.9
    Total                              401.0     351.3

Income of Consolidated Group
  Before Income Taxes                   65.7      56.9
Provision for income taxes              22.7      20.7
Income of Consolidated Group            43.0      36.2

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .4       (.2)
  Insurance
  Health Care
  Other
      Total                               .4       (.2)
Net Income                          $   43.4  $   36.0

DEERE & COMPANY               CONSOLIDATED
CONDENSED CONSOLIDATED       (Deere & Company and
  BALANCE SHEET               Consolidated Subsidiaries)
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $   325.5  $   309.7  $   319.2
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     325.5      309.7      319.2
Marketable securities             870.8      867.3      867.6
Receivables from
  unconsolidated subsidiaries
  and affiliates                   48.4       36.2       14.9
Trade accounts and notes
  receivable - net              3,828.8    4,059.2    3,526.4
Financing receivables - net     6,696.7    6,332.7    6,613.6
Other receivables                 519.3      536.8      395.3
Equipment on operating
  leases - net                  1,256.5    1,209.2      820.8
Inventories                     1,614.7    1,286.7    1,464.3
Property and equipment - net    1,674.3    1,700.3    1,534.8
Investments in unconsolidated
  subsidiaries and affiliates     173.8      172.0      148.2
Intangible assets - net           212.0      217.6      183.8
Prepaid pension costs             662.3      674.3      574.7
Deferred income taxes             400.2      396.3      528.9
Other assets and
  deferred charges                219.9      203.2      194.8
    Total                     $18,503.2  $18,001.5  $17,187.3

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 5,871.2  $ 5,322.1  $ 4,934.0
Payables to unconsolidated
  subsidiaries and affiliates      31.9       31.1       43.2
Accounts payable and
  accrued expenses              2,359.5    2,853.2    2,458.1
Insurance and health care
  claims and reserves             402.9      411.3      405.1
Accrued taxes                     141.7      144.9      178.3
Deferred income taxes              18.3       19.7       21.3
Long-term borrowings            3,275.7    2,791.7    2,642.3
Retirement benefit accruals
  and other liabilities         2,373.5    2,347.7    2,359.0
    Total liabilities          14,474.7   13,921.7   13,041.3

Common stock, $1 par value
  (issued shares at January 31,
  1999 - 263,852,871)           1,788.5    1,789.8    1,778.5
Retained earnings               3,824.3    3,839.5    3,194.3
Minimum pension liability
  adjustment                      (18.7)     (18.7)     (14.0)
Cumulative translation
  adjustment                      (89.6)     (80.5)     (87.5)
Unrealized gain on marketable
  securities                       29.0       24.5       26.6
Unamortized restricted
  stock compensation              (25.1)      (7.2)     (16.1)
Common stock in treasury       (1,479.9)  (1,467.6)    (735.8)
Stockholders' equity            4,028.5    4,079.8    4,146.0
    Total                     $18,503.2  $18,001.5  $17,187.3

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services." Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY               EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED       (Deere & Company with Financial
  BALANCE SHEET               Services on the Equity Basis)
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $    80.3  $    68.3  $   73.5
Cash deposited with
  unconsolidated subsidiaries      92.8      139.6     180.5
    Cash and cash equivalents     173.1      207.9     254.0
Marketable securities
Receivables from
  unconsolidated subsidiaries
  and affiliates                  227.4       95.5     107.7
Trade accounts and notes
  receivable - net              3,828.8    4,059.2   3,526.4
Financing receivables - net        83.4       85.8      82.7
Other receivables                  42.2      139.4
Equipment on operating
  leases - net                               218.6     186.6
Inventories                     1,614.7    1,286.7   1,464.3
Property and equipment - net    1,625.7    1,653.9   1,491.0
Investments in unconsolidated
  subsidiaries and affiliates   1,693.9    1,620.4   1,510.5
Intangible assets - net           204.8      210.1     174.4
Prepaid pension costs             662.3      674.3     574.7
Deferred income taxes             379.1      372.6     485.6
Other assets and
  deferred charges                159.4      141.6     125.9
    Total                     $10,694.8  $10,766.0  $9,983.8

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 2,076.2  $ 1,512.4  $1,036.6
Payables to unconsolidated
  subsidiaries and affiliates      31.9       43.0      43.2
Accounts payable and
  accrued expenses              1,473.8    2,098.1   1,693.1
Insurance and health care
  claims and reserves
Accrued taxes                     136.3      142.1     165.9
Deferred income taxes               5.5       19.7      20.8
Long-term borrowings              601.2      552.9     551.9
Retirement benefit accruals
  and other liabilities         2,341.4    2,318.0   2,326.3
    Total liabilities           6,666.3    6,686.2   5,837.8

Common stock, $1 par value
  (issued shares at January 31,
  1999 - 263,852,871)           1,788.5    1,789.8   1,778.5
Retained earnings               3,824.3    3,839.5   3,194.3
Minimum pension liability
  adjustment                      (18.7)     (18.7)    (14.0)
Cumulative translation
  adjustment                      (89.6)     (80.5)    (87.5)
Unrealized gain on marketable
  securities                       29.0       24.5      26.6
Unamortized restricted
  stock compensation              (25.1)      (7.2)    (16.1)
Common stock in treasury       (1,479.9)  (1,467.6)   (735.8)
Stockholders' equity            4,028.5    4,079.8   4,146.0
    Total                     $10,694.8  $10,766.0  $9,983.8



DEERE & COMPANY               FINANCIAL SERVICES
CONDENSED CONSOLIDATED
  BALANCE SHEET
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $  245.2   $  241.5   $  245.7
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents    245.2      241.5      245.7
Marketable securities            870.8      867.3      867.6
Receivables from
  unconsolidated subsidiaries
  and affiliates                   6.7
Trade accounts and notes
  receivables - net
Financing receivables - net    6,613.2    6,246.9    6,530.9
Other receivables                477.1      397.3      395.3
Equipment on operating
  leases - net                 1,256.5      990.6      634.2
Inventories
Property and equipment - net      48.6       46.4       43.8
Investments in unconsolidated
  subsidiaries and affiliates     20.9       20.3       12.7
Intangible assets - net            7.2        7.6        9.4
Prepaid pension costs
Deferred income taxes             21.0       23.7       43.4
Other assets and
  deferred charges                60.5       61.5       68.9
    Total                     $9,627.7   $8,903.1   $8,851.9

Liabilities and Stockholders'
  Equity
Short-term borrowings         $3,795.0   $3,809.7   $3,897.4
Payables to unconsolidated
  subsidiaries and affiliates    278.5      187.0      273.3
Accounts payable and
  accrued expenses               885.6      755.1      765.0
Insurance and health care
  claims and reserves            402.9      411.3      405.1
Accrued taxes                      5.4        2.8       12.4
Deferred income taxes             12.8                    .5
Long-term borrowings           2,674.6    2,238.8    2,090.4
Retirement benefit accruals
  and other liabilities           32.1       29.7       32.7
    Total liabilities          8,086.9    7,434.4    7,476.8

Common stock, $1 par value
  (issued shares at January 31,
  1999 - 263,852,871)            247.5      237.1      237.1
Retained earnings              1,284.5    1,223.2    1,121.5
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                     (20.2)     (16.1)     (10.1)
Unrealized gain on marketable
  securities                      29.0       24.5       26.6
Unamortized restricted
  stock compensation
Common stock in treasury
Stockholders' equity           1,540.8    1,468.7    1,375.1
    Total                     $9,627.7   $8,903.1   $8,851.9

DEERE & COMPANY                     CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
  CONSOLIDATED CASH FLOWS           Consolidated Subsidiaries)
                                    Three Months Ended
                                    January 31
Millions of dollars (Unaudited)     1999       1998
Cash Flows from Operating Activities
Net income                          $   49.7   $  203.3
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                (446.8)    (809.0)
    Net cash provided by (used for)
      operating activities            (397.1)    (605.7)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables              1,700.5    1,492.7
Proceeds from maturities and
  sales of marketable securities        37.3       36.9
Cost of financing receivables
  acquired                          (2,042.2)  (1,725.7)
Purchases of marketable securities     (33.8)     (76.8)
Purchases of property and
  equipment                            (54.9)     (73.0)
Cost of operating leases acquired     (125.2)    (117.9)
Acquisitions of businesses                        (38.5)
Other                                  109.9       82.6
  Net cash used for investing
    activities                        (408.4)    (419.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                           541.7      979.5
Change in intercompany
  receivables/payables
Proceeds from long-term borrowings     675.0      306.0
Principal payments on long-term
  borrowings                          (297.5)     (92.6)
Proceeds from issuance of
  common stock                            .4        6.6
Repurchases of common stock            (46.1)    (132.8)
Dividends paid                         (51.7)     (50.2)
Other
  Net cash provided by
    financing activities               821.8    1,016.5

Effect of Exchange Rate
  Changes on Cash                        (.5)      (1.9)

Net Increase (Decrease) in Cash
  and Cash Equivalents                  15.8      (10.8)
Cash and Cash Equivalents at
  Beginning of Period                  309.7      330.0
Cash and Cash Equivalents at
  End of Period                     $  325.5  $   319.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF             (Deere & Company with
  CONSOLIDATED CASH FLOWS           Financial Services on the
                                    Equity Basis)
                                    Three Months Ended
                                    January 31
Millions of dollars (Unaudited)     1999         1998
Cash Flows from Operating Activities
Net income                          $ 49.7       $203.3
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities              (566.4)      (879.8)
    Net cash provided by (used for)
      operating activities          (516.7)      (676.5)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                7.5         10.1
Proceeds from maturities and
  sales of marketable securities
Cost of financing receivables
  acquired                            (9.0)       (10.3)
Purchases of marketable securities
Purchases of property and
  equipment                          (50.9)       (71.2)
Cost of operating leases acquired                 (16.1)
Acquisitions of businesses                        (38.5)
Other                                  3.5         10.9
  Net cash used for investing
    activities                       (48.9)      (115.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                         561.2        869.9
Change in intercompany
  receivables/payables                17.6       (56.1)
Proceeds from long-term borrowings    50.0
Principal payments on long-term
  borrowings                                       (1.1)
Proceeds from issuance of
  common stock                          .4          6.6
Repurchases of common stock          (46.1)      (132.8)
Dividends paid                       (51.7)       (50.2)
Other                                  (.1)
  Net cash provided by
    financing activities             531.3        636.3

Effect of Exchange Rate
  Changes on Cash                      (.5)        (1.9)

Net Increase (Decrease) in Cash
  and Cash Equivalents               (34.8)      (157.2)
Cash and Cash Equivalents at
  Beginning of Period                207.9        411.2
Cash and Cash Equivalents at
  End of Period                     $173.1       $254.0



DEERE & COMPANY                     FINANCIAL SERVICES
CONDENSED STATEMENT OF              Three Months Ended
  CONSOLIDATED CASH FLOWS           January 31
Millions of dollars (Unaudited)     1999         1998
Cash Flows from Operating Activities
Net income                          $ 43.4       $ 36.0
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                81.2         54.1
    Net cash provided by (used for)
      operating activities           124.6         90.1

Cash Flows from Investing Activities
Collections and sales of
  financing receivables            1,693.0      1,482.6
Proceeds from maturities and
  sales of marketable securities      37.3         36.9
Cost of financing receivables
  acquired                        (2,033.2)    (1,715.4)
Purchases of marketable securities   (33.8)       (76.8)
Purchases of property and
  equipment                           (4.0)        (1.8)
Cost of operating leases acquired   (125.2)      (101.8)
Acquisitions of businesses
Other                                106.4         72.9
  Net cash used for investing
    activities                      (359.5)      (303.4)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                         (19.5)       109.6
Change in intercompany
  receivables/payables               (64.4)      (113.3)
Proceeds from long-term borrowings   625.0        306.0
Principal payments on long-term
  borrowings                        (297.5)       (91.5)
Proceeds from issuance of
  common stock
Repurchases of common stock
Dividends paid                        (5.0)       (19.3)
Other                                              (1.3)
  Net cash provided by
    financing activities             238.6        190.2

Effect of Exchange Rate
  Changes on Cash

Net Increase (Decrease) in Cash
  and Cash Equivalents                 3.7        (23.1)
Cash and Cash Equivalents at
  Beginning of Period                241.5        268.8
Cash and Cash Equivalents at End
  of Period                         $245.2       $245.7

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

3. An analysis of the Company's retained earnings follows in millions of dollars:

                                    Three Months Ended
                                    January 31
                                    1999        1998
Balance, beginning of period        $3,839.5    $3,048.4
Net income                              49.7       203.3
Dividends declared                     (50.7)      (54.8)
Other                                  (14.2)       (2.6)
Balance, end of period              $3,824.3    $3,194.3

4. An analysis of the cumulative adjustment follows in millions of dollars:

                                    Three Months Ended
                                    January 31
                                    1999       1998
Balance, beginning of period        $(80.5)    $(57.4)
Translation adjustment                (7.4)     (29.9)
Income taxes applicable to
  translation adjustments             (1.7)       (.2)
Balance, end of period              $(89.6)    $(87.5)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                            January 31  October 31  January 31
                            1999        1998        1998
Raw Materials and supplies  $  341      $  250      $  259
Work-in-process                555         475         532
Finished machines and parts  1,776       1,612       1,686
Total FIFO value             2,672       2,337       2,477
Adjustment to LIFO basis     1,057       1,050       1,013
Inventories                  1,615       1,287       1,464

6. During the first three months of 1999, the Financial Services operations received proceeds from the sale of retail notes of $102 million. At January 31, 1999, the net unpaid balance of all retail notes previously sold by the Financial Services operations was $1,951 million and the Company's maximum exposure under all related recourse provisions was $184 million.

At January 31, 1999, the Company had commitments of approximately $85 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                                       Three Months Ended
                                       January 31
                                       1999       1998
Dividends declared                     $.22       $.22
Dividends paid                         $.22       $.20

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                       Three Months Ended
                                       January 31
                                                         %
                                       1999    1998    Change
Net sales:
  Agricultural equipment              $1,123   $1,451  -23
  Construction equipment                 443      578  -23
  Commercial and consumer equipment      407      376  + 8
    Total net sales                    1,973    2,405  -18
Financial Services revenues              460      401  +15
Other revenues                            26       40  -35
  Total net sales and revenues        $2,459   $2,846  -14

United States and Canada:
  Equipment net sales                 $1,401   $1,815  -23
  Financial Services revenues            460      401  +15
    Total                              1,861    2,216  -16
Overseas net sales                       572      590  - 3
Other revenues                            26       40  -35
  Total net sales and revenues        $2,459   $2,846  -14

Operating profit**:
  Agricultural equipment              $   25   $  206  -88
  Construction equipment                  12       64  -81
  Commercial and consumer equipment       14       18  -22
  Equipment Operations                    51      288  -82
  Financial Services                      66       57  +16
    Total operating profit*              117      345  -66
Interest and corporate expenses-net      (40)     (24) +67
Income taxes                             (27)    (118) -77
  Net income                          $   50    $ 203  -75

*   Includes overseas operating
    profit as follows:                $   54    $  57  - 5

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

9. A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                       Three Months Ended
                                       January 31
                                       1999     1998
Net income                             $49.7    $203.3
Average shares outstanding             231.7     249.5
Basic net income per share             $ .21    $  .81

Average shares outstanding             231.7     249.5
Effect of dilutive securities:
  Stock options                           .9       2.6
  Other                                   .1        .3
    Total potential shares outstanding 232.7     252.4
Diluted net income per share           $ .21     $ .81

Stock options to purchase 4.3 million shares during the first quarter of 1999 and 2.2 million shares during the first quarter of 1998 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

11. In the first quarter of 1999, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income for the first quarter of 1999 and 1998 consisted of the following in millions of dollars:

                                            Three Months Ended
                                            January 31
                                            1999    1998
Net income                                  $49.7   $203.3
Change in cumulative translation adjustment  (9.1)   (30.1)
Unrealized gain on marketable securities      4.5      4.4

Comprehensive income                        $45.1   $177.6

12. In December 1998, the Company granted options to employees for the purchase of 3.8 million shares of common stock at an exercise price of $32.53 per share and .7 million shares at an exercise price of $50.97 per share. At January 31, 1999, options for 12.1 million shares were outstanding at option prices in a range of $13.63 to $82.19 per share and a weighted-average exercise price of $38.37 per share. A total of 8.1 million shares remained available for the granting of future options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's net income in the first quarter of 1999 was $49.7 million, or $.21 per share (basic and diluted), compared with $203.3 million, or $.81 per share (basic and diluted), last year. The farm sector is continuing to feel the effects of depressed agricultural commodity prices and demand for agricultural equipment, especially large tractors, remained extremely weak during the quarter. In support of the Company's emphasis on cash flow and asset management, agricultural equipment production schedules have been set below the level of retail demand, resulting in a decline in trade receivables for the quarter. Although earnings were adversely affected by the lower production, all equipment businesses remained profitable.

Worldwide net sales and revenues for the quarter decreased 14 percent, to $2,459 million, compared with $2,846 million last year. Net sales to dealers of agricultural, construction, and commercial and consumer equipment were $1,973 million, compared to $2,405 million last year. Overseas sales were down 3 percent in comparison with the previous year. Overall, the Company's worldwide physical volume of sales decreased 18 percent for the quarter.

The Company's worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had income of $6.8 million for the first quarter, compared with $166.9 million last year. Contributing to the lower results were reduced sales and production volumes, lower margins and higher interest costs. Worldwide equipment operating profit, which excludes certain corporate expenses, interest and taxes, was $51 million, compared with $288 million last year.

 . Worldwide agricultural equipment operating profit totaled $25 million for the quarter, compared with $206 million last year. Results were severely affected by lower sales and production levels, especially of large tractors and combines, as well as by inefficiencies related to the production cutbacks. In addition, sales incentive costs moved higher, with a particular emphasis on used goods. Overseas operations, which continued to benefit from many management initiatives, were primary contributors to the segment's profit.

 . Worldwide construction equipment operating profit totaled $12 million for the quarter, compared with $64 million last year. During the quarter, the segment began implementation of its Estimate to Cash program, which is aimed at better matching product availability to customer requirements while reducing field inventories. Initial stages of the program, as expected, resulted in lower sales to dealers and had an adverse impact on the first quarter's operating results. Retail demand, however, remained at favorable levels.

 . Worldwide commercial and consumer equipment operating profit was $14 million for the quarter, compared with $18 million last year. Results were negatively affected by higher costs associated with the start-up of new facilities and the introduction of new products, as well as by the impact of a strengthening Japanese yen. Partly offsetting these factors were higher worldwide sales and production volumes, resulting from the success of many new products and a continuation of strong retail demand.

Additional information on business segments is presented in Note
8 to the interim financial statements.

Net income of the Company's credit operations was $41.6 million in the first quarter of 1999, compared with $32.9 million in last year's first quarter. The 1999 first quarter results benefited from higher income on a larger average receivable and lease portfolio, higher gains on retail note sales, a temporary reduction in leverage position and improved financing spreads, partially offset by higher operating expenses. Total revenues of the credit operations increased 21 percent from $216 million in the first quarter of 1998 to $261 million in the current quarter. The average balance of receivables and leases financed was 11 percent higher in the first quarter, compared with the same period last year. Interest expense increased 3 percent in the current quarter, compared with 1998, primarily as a result of an increase in average borrowings. The credit operations' consolidated ratio of earnings to fixed charges was 1.63 to 1 for the first quarter this year, compared with 1.54 to 1 in 1998.

The insurance operations had a net loss of $1.1 million in the first quarter of 1999, compared with net income of $5.5 million last year. The quarterly decrease primarily reflected unfavorable underwriting results and lower investment income. For the first quarter, insurance premiums increased 3 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 17 percent this year.

Net income from health care operations was $2.9 million in the first quarter of 1999, compared with a net loss of $2.4 million last year. The 1999 results benefited primarily from improved margins, higher premium revenues and higher investment income. For the first quarter, health care premiums and administrative services revenues increased 9 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 4 percent this year.

MARKET CONDITIONS AND OUTLOOK

 . AGRICULTURAL EQUIPMENT. Farm commodity prices remain under pressure due to large supplies of grains, oilseeds and livestock and the effects of slowing growth in global demand. While the United States government has supplemented farm income through additional direct payments, farmers' net cash income is expected to fall by approximately 9 percent this year with declines also anticipated in other parts of the world. Credit availability for equipment purchases in emerging markets also should remain under pressure. As a result, retail demand for farm equipment is projected to decline by 20 to 25 percent in North America this year, with declines of 10 to 15 percent expected in other major markets.

 . CONSTRUCTION EQUIPMENT. Slower United States economic growth is expected in 1999. However, low inflation and interest rates should help keep housing starts near last year's levels. Nonresidential construction is expected to show little growth this year, but public construction, led by highway expenditures, is expected to grow 3 to 4 percent. In this environment, construction machinery sales should remain near 1998 levels.

 . COMMERCIAL AND CONSUMER EQUIPMENT. A continuation of current economic conditions, strong retail sales momentum, and the introduction of a number of innovative products are expected to support higher sales of commercial and consumer equipment during the year.

 . FINANCIAL SERVICES. A larger overall receivable and lease portfolio should support continued improvement in the credit operations in 1999. Health care is also well positioned for improved results, while the Company's insurance organization continues to face severe competitive pressures.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to decrease by approximately 13 to 15 percent in 1999, compared with 1998.
Physical volumes in the second quarter of 1999 are projected to be 13 percent lower than in the comparable 1998 period.

The Company enters this period of weakening demand for farm machinery in strong financial condition. Furthermore, performance is being supported by the Company's nonagricultural businesses and overseas operations, which are seeing benefits from many growth and quality initiatives. Aggressive asset management actions, as well, are having a positive impact. Steps to reduce agricultural equipment receivables, while contributing to lower earnings, are helping the Company generate solid levels of cash flow in support of its long-range global growth objectives.

YEAR 2000

The Company has established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas include business information systems, mainframe and personal computers, software, the distributed network, the shop floor, facilities systems, the Company's products, product research and development facilities, and the readiness of the Company's suppliers and distribution network. The program includes the following phases: identification and assessment, business criticality analysis, project work prioritization, compliance plan development, remediation and testing, production implementation, and contingency plan development for mission critical systems.

The Company is on schedule to become Year 2000 ready with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Over 95 percent of the Company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The Company's goal has been to have all remaining mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal realistic. The Company has initiated information and infrastructure systems modifications in its effort to ensure that both information technology (IT) and non-IT systems are compliant. The Company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide written certification that their products are Year 2000 compliant and have been tested accordingly. In some instances, the Company is independently testing the software.
The Company is also working with suppliers to confirm embedded systems are compliant and perform the necessary testing.

The Company is assessing the Year 2000 readiness of its product suppliers and dealers, raising awareness among its supply base by sponsoring seminars and developing contingency plans for its mission critical suppliers. The Company has surveyed its major suppliers and is following up as appropriate with risk assessment and prioritization based on mission criticality. Date testing is in process with many suppliers. A survey of the Company's dealers is also in process and readiness progress will be assessed throughout 1999. A dealer communications team has been established to provide dealers with pertinent information, possible areas of investigation and follow-up on dealers' readiness.

The total cost of the modifications and upgrades to date has not been material and the future costs to become Year 2000 ready are not expected to be material. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

Although no assurances can be given as to the Company's readiness, particularly as it relates to third parties, based upon the progress to date, the Company does not expect the consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party could cause the supplier to fail to deliver, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits. The Company is developing contingency plans, which will be an ongoing activity for the first three calendar quarters of 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

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

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Outlook," "Year 2000" and "Euro Conversion" headings and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products (including the impact on United States grain and meat exports of economic difficulties in Asia and other parts of the world), world grain stocks, commodities prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties (including Year 2000 compliance); accounting standards; and other risks and uncertainties. Economic difficulties in Asia and other parts of the world could continue to adversely affect North American grain and meat exports. The number of housing starts is especially important to sales of construction equipment. Sales of commercial and consumer equipment during the spring are affected by spring weather patterns. The company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

In the first three months of 1999, negative cash flows from operating activities of $517 million resulted primarily from a decrease in accounts payable and accrued expenses and an increase in Company-owned inventories. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables and net income. The resulting net cash requirement for operating activities, along with payment of dividends, purchases of property and equipment and repurchases of common stock were provided primarily from an increase in borrowings.

Negative cash flows from operating activities in the first three months of 1998 of $677 million resulted primarily from an increase in trade receivables and Company-owned inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment, an increase in receivables from Financial Services and payment of dividends, were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables decreased $230 million during the first three months of 1999 and increased $302 million, compared to one year ago. While remaining above year-ago levels, trade receivables for agricultural and construction equipment declined for the quarter as production volumes trailed retail demand. Receivables related to used agricultural equipment continued at a high level. Commercial and consumer equipment trade receivables increased seasonally in the current quarter, and were higher than a year ago primarily due to higher sales volumes. North American agricultural, and commercial and consumer equipment trade receivables increased approximately $260 million and $105 million, respectively, while construction equipment receivables decreased approximately $155 million, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $90 million higher than a year ago. The ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 33 percent at January 31, 1999, compared to 34 percent at October 31, 1998 and 31 percent at January 31, 1998. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 7 percent, 8 percent and 5 percent at January 31, 1999, October 31, 1998 and January 31, 1998, respectively.

Company inventories at January 31, 1999 increased by $328 million during the first three months and $150 million during the past 12 months, primarily reflecting a seasonal increase in the first quarter and the start-up of new facilities and the introduction of new products, compared to a year ago. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 8 percent from a year ago.

Total interest-bearing debt of the Equipment Operations was $2,677 million at January 31, 1999, compared with $2,065 million at the end of fiscal year 1998 and $1,588 million at January 31, 1998, generally corresponding to the levels of trade receivables, inventories, accounts payable and accrued expenses, and treasury stock. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 40 percent, 34 percent and 28 percent at January 31, 1999, October 31, 1998 and January 31, 1998, respectively. During the first three months, Deere & Company received proceeds of $50 million from the issuance of medium-term notes.

FINANCIAL SERVICES

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes. The insurance and health care operations generate their funds through internal operations and intercompany loans.

During the first quarter of 1999, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $125 million in the current quarter. Cash provided by financing activities totaled $239 million in the first three months of 1999, primarily resulting from $244 million of proceeds from total borrowings, which was partially offset by payment of a $5 million dividend to the Equipment Operations. Cash used for investing activities totaled $360 million in the current quarter, primarily due to the cost of financing receivables and leases acquired exceeding collections and sales of retail notes.

In the first quarter of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables. Cash provided from Financial Services operating activities was $90 million in the first quarter of 1998. Cash provided by financing activities totaled $190 million in 1998, primarily resulting from a $211 million increase in total borrowings, which was partially offset by payment of a $19 million dividend to the Equipment Operations. Cash used for investing activities totaled $303 million in the first quarter of 1998, primarily due to the cost of financing receivables and leases acquired exceeding collections. Cash and cash equivalents decreased $23 million during the first quarter of 1998.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first three months of 1999 and the last 12 months, the balance has not changed significantly.

Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases. These receivables and leases increased by $632 million in the first three months of 1999 and $705 million during the past 12 months due to the cost of acquisitions exceeding collections and sales of retail notes. Total acquisitions of financing receivables and leases were 19 percent higher in the first three months of 1999, compared with the same period last year. Acquisition volumes of retail notes, wholesale notes, revolving charge accounts and leases were all higher in the first three months of 1999, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $9,820 million at January 31, 1999, compared with $9,625 million at October 31, 1998 and $8,347 million at January 31, 1998. At January 31, 1999, the unpaid balance of all retail notes previously sold was $1,951 million, compared with $2,388 million at October 31, 1998 and $1,182 million at January 31, 1998.

Total outside interest-bearing debt of the credit operations was $6,470 million at January 31, 1999, compared with $6,049 million at the end of fiscal year 1998 and $5,988 million at January 31, 1998. Total outside borrowings increased during the first three months of 1999 and the past 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1 at January 31, 1999, compared with 6.1 to 1 at October 31, 1998 and 6.7 to 1 at January 31, 1998.

During the first quarter of 1999, the Capital Corporation retired $150 million of 9-5/8% subordinated notes, $97 million of 5% Swiss franc bonds and $50 million of medium-term notes all due in the first quarter. The Capital Corporation also received proceeds of $625 million from the issuance of medium-term notes during the first three months of 1999.

CONSOLIDATED

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $5,475 million at January 31, 1999, $1,463 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,029 million at January 31, 1999, compared with $4,080 million at October 31, 1998 and $4,146 million at January 31, 1998. The decrease of $51 million for the first three months of 1999 resulted primarily from dividends declared of $51 million, a change in unamortized restricted stock compensation of $18 million, other adjustments to retained earnings of $14 million for treasury stock transactions and an increase in common stock in treasury of $12 million, partially offset by net income of $50 million.

The Board of Directors at its meeting on February 24, 1999 declared a quarterly dividend of 22 cents per share payable May
3, 1999 to stockholders of record on March 31, 1999.

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

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated November 24, 1998 (Item 7).

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         DEERE & COMPANY

Date:  March 9, 1999     By:  s/ Nathan J. Jones
                              Nathan J. Jones
                              Senior Vice President
                              Principal Financial Officer
                              and Principal Accounting Officer

                     INDEX TO EXHIBITS

Number

2  Not applicable

3  Not applicable

4  Not applicable

10  Not applicable

11  Not applicable

12  Computation of ratio of earnings to fixed charges

15  Not applicable

18  Not applicable

19  Not applicable

22  Not applicable

23  Not applicable

24  Not applicable

27  Financial data schedule

99  Not applicable