Form 10-Q
period 1999-04-30
DEERE & CO
filed 1999-06-08
CIK 315189

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C. 20549

                   ------------------------

                         FORM 10-Q

                   ------------------------

     Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
          For the quarterly period ended April 30, 1999


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

    At April 30, 1999, 233,262,551 shares of common stock, $1 par value, of the registrant were outstanding.

----------------------------------------------------------------
                      Page 1 of 21 Pages.
                 Index to Exhibits:  Page 20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
                                    Consolidated
                                    Subsidiaries)
Millions of dollars except per      Three Months Ended
  share amounts                     April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $2,957.1  $3,609.9
Finance and interest income            274.9     239.1
Insurance and health care premiums     186.1     174.7
Investment income                       16.0      16.5
Other income                            34.3      29.4
    Total                            3,468.4   4,069.6

Costs and Expenses
Cost of goods sold                   2,438.7   2,737.2
Research and development expenses      113.1     114.2
Selling, administrative and general
  expenses                             340.6     340.6
Interest expense                       142.8     129.2
Insurance and health care claims
  and benefits                         152.3     139.1
Other operating expenses                50.1      41.9
    Total                            3,237.6   3,502.2

Income of Consolidated Group
  Before Income Taxes                  230.8     567.4
Provision for income taxes              82.7     205.2
Income of Consolidated Group           148.1     362.2

Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .2        .2
  Insurance
  Health Care                                       .1
  Other                                  1.8       2.7
      Total                              2.0       3.0

Net Income                          $  150.1  $  365.2

Per Share:
  Net income - basic                $    .65  $   1.48
  Net income - diluted              $    .65  $   1.45

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Three Months Ended
share amounts                       April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $2,957.1  $3,609.9
Finance and interest income             24.0      30.6
Insurance and health care premiums
Investment income
Other income                            17.2       9.4
    Total                            2,998.3   3,649.9

Costs and Expenses
Cost of goods sold                   2,442.8   2,741.9
Research and development expenses      113.1     114.2
Selling, administrative and general
  expenses                             237.1     243.1
Interest expense                        42.7      33.7
Insurance and health care claims
  and benefits
Other operating expenses                 1.5      13.6
    Total                            2,837.2   3,146.5

Income of Consolidated Group
  Before Income Taxes                  161.1     503.4
Provision for income taxes              58.3     182.1
Income of Consolidated Group           102.8     321.3

Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                42.3      35.3
  Insurance                              1.6       4.3
  Health Care                            1.6       1.6
  Other                                  1.8       2.7
      Total                             47.3      43.9

Net Income                          $  150.1  $  365.2

DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Three Months Ended
  share amounts                     April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  255.1  $  212.3
Insurance and health care premiums     192.5     182.0
Investment income                       16.0      16.5
Other income                            23.2      21.0
    Total                              486.8     431.8

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                             104.9      98.9
Interest expense                       104.3      99.3
Insurance and health care claims
  and benefits                         153.7     141.2
Other operating expenses                54.3      28.4
    Total                              417.2     367.8

Income of Consolidated Group
  Before Income Taxes                   69.6      64.0
Provision for income taxes              24.3      23.1
Income of Consolidated Group            45.3      40.9

Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .2        .2
  Insurance
  Health Care                                       .1
  Other
      Total                               .2        .3
Net Income                          $   45.5  $   41.2

DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
                                    Consolidated
                                    Subsidiaries)
Millions of dollars except per      Six Months Ended
  share amounts                     April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $4,930.3  $6,014.6
Finance and interest income            534.0     472.4
Insurance and health care premiums     365.9     343.7
Investment income                       34.7      33.5
Other income                            62.1      51.5
    Total                            5,927.0   6,915.7

Costs and Expenses
Cost of goods sold                   4,092.5   4,603.7
Research and development expenses      209.0     208.8
Selling, administrative and general
  expenses                             642.5     623.7
Interest expense                       276.9     244.0
Insurance and health care claims
  and benefits                         306.2     277.7
Other operating expenses                92.8      69.5
    Total                            5,619.9   6,027.4

Income of Consolidated Group
  Before Income Taxes                  307.1     888.3
Provision for income taxes             109.2     323.0
Income of Consolidated Group           197.9     565.3

Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .5
  Insurance
  Health Care                             .1        .1
  Other                                  1.3       3.1
      Total                              1.9       3.2

Net Income                          $  199.8  $  568.5

Per Share:
  Net income - basic                $    .86  $   2.29
  Net income - diluted              $    .86  $   2.26

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Six Months Ended
share amounts                       April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $4,930.3  $6,014.6
Finance and interest income             45.8      62.8
Insurance and health care premiums
Investment income
Other income                            32.7      20.2
    Total                            5,008.8   6,097.6

Costs and Expenses
Cost of goods sold                   4,101.2   4,612.9
Research and development expenses      209.0     208.8
Selling, administrative and general
  expenses                             444.9     437.7
Interest expense                        82.7      55.4
Insurance and health care claims
  and benefits
Other operating expenses                 (.7)     15.3
    Total                            4,837.1   5,330.1

Income of Consolidated Group
  Before Income Taxes                  171.7     767.5
Provision for income taxes              62.2     279.3
Income of Consolidated Group           109.5     488.2

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                83.9      68.1
  Insurance                               .6       9.8
  Health Care                            4.5       (.7)
  Other                                  1.3       3.1
      Total                             90.3      80.3

Net Income                          $  199.8  $  568.5

DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Six Months Ended
  share amounts                     April 30
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  495.8  $  415.5
Insurance and health care premiums     379.1     357.4
Investment income                       34.7      33.5
Other income                            44.0      33.5
    Total                              953.6     839.9

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                             200.1     189.8
Interest expense                       201.9     194.5
Insurance and health care claims
  and benefits                         309.4     280.6
Other operating expenses               106.8      54.2
    Total                              818.2     719.1

Income of Consolidated Group
  Before Income Taxes                  135.4     120.8
Provision for income taxes              47.0      43.7
Income of Consolidated Group            88.4      77.1

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .5
  Insurance
  Health Care                             .1        .1
  Other
      Total                               .6        .1
Net Income                          $   89.0  $   77.2

DEERE & COMPANY               CONSOLIDATED
CONDENSED CONSOLIDATED       (Deere & Company and
  BALANCE SHEET               Consolidated Subsidiaries)
Millions of dollars           April 30   October 31 April 30
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $   295.3  $   309.7  $   334.4
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     295.3      309.7      334.4
Marketable securities             858.0      867.3      867.0
Receivables from
  unconsolidated subsidiaries
  and affiliates                   42.7       36.2       31.3
Trade accounts and notes
  receivable - net              4,271.8    4,059.2    4,383.8
Financing receivables - net     7,521.6    6,332.7    6,880.6
Other receivables                 407.0      536.8      364.7
Equipment on operating
  leases - net                  1,417.5    1,209.2      988.8
Inventories                     1,584.4    1,286.7    1,511.1
Property and equipment - net    1,672.7    1,700.3    1,554.1
Investments in unconsolidated
  subsidiaries and affiliates     181.4      172.0      154.6
Intangible assets - net           273.9      217.6      186.4
Prepaid pension costs             651.7      674.3      563.6
Deferred income taxes             456.8      396.3      529.6
Other assets and
  deferred charges                224.5      203.2      203.2
    Total                     $19,859.3  $18,001.5  $18,553.2

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 6,648.9  $ 5,322.1  $ 5,993.3
Payables to unconsolidated
  subsidiaries and affiliates      51.1       31.1       33.9
Accounts payable and
  accrued expenses              2,586.6    2,853.2    2,704.4
Insurance and health care
  claims and reserves             405.8      411.3      392.6
Accrued taxes                      94.5      144.9      229.4
Deferred income taxes              18.4       19.7       21.5
Long-term borrowings            3,485.1    2,791.7    2,517.0
Retirement benefit accruals
  and other liabilities         2,394.3    2,347.7    2,395.8
    Total liabilities          15,684.7   13,921.7   14,287.9

Common stock, $1 par value
  (issued shares at
  April 30, 1999 - 265,350,839) 1,838.6    1,789.8    1,778.5
Retained earnings               3,922.9    3,839.5    3,502.7
Minimum pension liability
  adjustment                      (18.8)     (18.7)     (14.0)
Cumulative translation adjustment (92.0)     (80.5)     (79.4)
Unrealized gain on
  marketable securities            26.7       24.5       22.8
Unamortized restricted stock
  compensation                    (28.0)      (7.2)     (15.2)
Common stock in treasury       (1,474.8)  (1,467.6)    (930.1)
  Stockholders' equity          4,174.6    4,079.8    4,265.3
      Total                   $19,859.3  $18,001.5  $18,553.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services." Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY               EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED       (Deere & Company with Financial
  BALANCE SHEET               Services on the Equity Basis)
Millions of dollars           April 30   October 31 April 30
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $    61.1  $    68.3  $    91.3
Cash deposited with
  unconsolidated subsidiaries      68.1      139.6      222.7
    Cash and cash equivalents     129.2      207.9      314.0
Marketable securities
Receivables from
  unconsolidated subsidiaries
  and affiliates                  242.2       95.5      281.5
Trade accounts and notes
  receivable - net              4,271.8    4,059.2    4,383.8
Financing receivables - net        93.5       85.8       79.7
Other receivables                  43.8      139.4
Equipment on operating
  leases - net                               218.6      194.7
Inventories                     1,584.4    1,286.7    1,511.1
Property and equipment - net    1,624.4    1,653.9    1,508.6
Investments in unconsolidated
  subsidiaries and affiliates   1,756.1    1,620.4    1,539.3
Intangible assets - net           267.0      210.1      178.2
Prepaid pension costs             651.7      674.3      563.6
Deferred income taxes             435.7      372.6      485.5
Other assets and
  deferred charges                147.5      141.6      134.5
    Total                     $11,247.3  $10,766.0  $11,174.5

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 2,191.7  $ 1,512.4  $ 1,741.5
Payables to unconsolidated
  subsidiaries and affiliates      51.1       43.0       33.9
Accounts payable and
  accrued expenses              1,781.6    2,098.1    1,979.0
Insurance and health care
  claims and reserves
Accrued taxes                      86.4      142.1      219.8
Deferred income taxes               5.0       19.7       21.1
Long-term borrowings              596.5      552.9      551.7
Retirement benefit accruals
  and other liabilities         2,360.4    2,318.0    2,362.2
    Total liabilities           7,072.7    6,686.2    6,909.2

Common stock, $1 par value
  (issued shares at
  April 30, 1999 - 265,350,839) 1,838.6    1,789.8    1,778.5
Retained earnings               3,922.9    3,839.5    3,502.7
Minimum pension liability
  adjustment                      (18.8)     (18.7)     (14.0)
Cumulative translation adjustment (92.0)     (80.5)     (79.4)
Unrealized gain on
  marketable securities            26.7       24.5       22.8
Unamortized restricted stock
  compensation                    (28.0)      (7.2)     (15.2)
Common stock in treasury       (1,474.8)  (1,467.6)    (930.1)
Stockholders' equity            4,174.6    4,079.8    4,265.3
    Total                     $11,247.3  $10,766.0  $11,174.5

DEERE & COMPANY               FINANCIAL SERVICES
CONDENSED CONSOLIDATED
  BALANCE SHEET
Millions of dollars           April 30   October 31 April 30
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $   234.1  $  241.5   $  243.2
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     234.1     241.5      243.2
Marketable securities             858.0     867.3      867.0
Receivables from
  unconsolidated subsidiaries
  and affiliates                    5.1
Trade accounts and notes
  receivables - net
Financing receivables - net     7,428.1   6,246.9    6,801.0
Other receivables                 363.2     397.3      364.7
Equipment on operating
  leases - net                  1,417.5     990.6      794.1
Inventories
Property and equipment - net       48.3      46.4       45.5
Investments in unconsolidated
  subsidiaries and affiliates      10.2      20.3       17.6
Intangible assets - net             6.9       7.6        8.2
Prepaid pension costs
Deferred income taxes              21.1      23.7       44.1
Other assets and
  deferred charges                 77.0      61.5       68.6
    Total                     $10,469.5  $8,903.1   $9,254.0

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 4,457.2  $3,809.7   $4,251.8
Payables to unconsolidated
  subsidiaries and affiliates     272.7     187.0      473.0
Accounts payable and
  accrued expenses                804.9     755.1      725.4
Insurance and health care
  claims and reserves             405.8     411.3      392.6
Accrued taxes                       8.1       2.8        9.6
Deferred income taxes              13.4                   .4
Long-term borrowings            2,888.6   2,238.8    1,965.3
Retirement benefit accruals
  and other liabilities            33.9      29.7       33.6
    Total liabilities           8,884.6   7,434.4    7,851.7

Common stock                      247.5     237.1      237.1
Retained earnings               1,325.1   1,223.2    1,150.2
Minimum pension liability
  adjustment
Cumulative translation adjustment (14.4)    (16.1)      (7.8)
Unrealized gain on
  marketable securities            26.7      24.5       22.8
Unamortized restricted stock
  compensation
Common stock in treasury
  Stockholders' equity          1,584.9   1,468.7    1,402.3
    Total                     $10,469.5 $ 8,903.1  $ 9,254.0

DEERE & COMPANY                     CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
  CONSOLIDATED CASH FLOWS           Consolidated Subsidiaries)
                                    Six Months Ended
                                    April 30
Millions of dollars (Unaudited)     1999       1998
Cash Flows from Operating Activities
Net income                          $  199.8   $  568.5
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                (527.4)  (1,210.9)
    Net cash provided by (used for)
      operating activities            (327.6)    (642.4)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables              3,378.8    3,130.8
Proceeds from maturities and
  sales of marketable securities        76.6       73.1
Cost of financing receivables
  acquired                          (4,007.1)  (3,603.1)
Purchases of marketable securities     (62.5)    (117.3)
Purchases of property and
  equipment                           (116.5)    (161.2)
Cost of operating leases acquired     (389.6)    (345.6)
Acquisitions of businesses             (62.2)     (48.4)
Other                                  105.6       95.9
  Net cash used for investing
    activities                      (1,076.9)    (975.8)

Cash Flows from Financing Activities
Increase in short-term
  borrowings                           904.2    1,659.7
Change in intercompany
  receivables/payables
Proceeds from long-term borrowings   1,548.9      781.0
Principal payments on long-term
  borrowings                          (915.2)    (334.2)
Proceeds from issuance of
  common stock                           3.1       20.7
Repurchases of common stock            (46.1)    (346.8)
Dividends paid                        (102.7)    (157.5)
Other                                   (1.2)        .9
  Net cash provided by
    financing activities             1,391.0    1,623.8

Effect of Exchange Rate
  Changes on Cash                        (.9)      (1.2)

Net Increase (Decrease) in Cash
  and Cash Equivalents                 (14.4)       4.4
Cash and Cash Equivalents at
  Beginning of Period                  309.7      330.0
Cash and Cash Equivalents at
  End of Period                    $   295.3  $   334.4

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF             (Deere & Company with
  CONSOLIDATED CASH FLOWS           Financial Services on the
                                    Equity Basis)
                                    Six Months Ended
                                    April 30
Millions of dollars (Unaudited)     1999      1998
Cash Flows from Operating Activities
Net income                          $  199.8  $   568.5
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                (658.4)  (1,344.6)
    Net cash provided by (used for)
      operating activities            (458.6)    (776.1)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                 12.3       15.3
Proceeds from maturities and
  sales of marketable securities
Cost of financing receivables
  acquired                             (22.2)     (11.7)
Purchases of marketable securities
Purchases of property and
  equipment                           (110.2)    (156.6)
Cost of operating leases acquired                 (37.5)
Acquisitions of businesses             (41.5)     (43.7)
Other                                    4.7       43.3
  Net cash used for investing
    activities                        (156.9)    (190.9)

Cash Flows from Financing Activities
Increase in short-term
  borrowings                           637.9    1,593.8
Change in intercompany
  receivables/payables                  (2.3)    (213.5)
Proceeds from long-term borrowings      48.9
Principal payments on long-term
  borrowings                                      (26.7)
Proceeds from issuance of
  common stock                           3.1       20.7
Repurchases of common stock            (46.1)    (346.8)
Dividends paid                        (102.7)    (157.5)
Other                                   (1.1)        .9
  Net cash provided by
    financing activities               537.7      870.9

Effect of Exchange Rate
  Changes on Cash                        (.9)      (1.1)

Net Increase (Decrease) in Cash
  and Cash Equivalents                 (78.7)     (97.2)
Cash and Cash Equivalents at
  Beginning of Period                  207.9      411.2
Cash and Cash Equivalents at
  End of Period                     $  129.2   $  314.0

DEERE & COMPANY                     FINANCIAL SERVICES
CONDENSED STATEMENT OF              Six Months Ended
  CONSOLIDATED CASH FLOWS           April 30
Millions of dollars (Unaudited)     1999         1998
Cash Flows from Operating Activities
Net income                          $ 89.0       $ 77.2
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                51.9         88.3
    Net cash provided by (used for)
      operating activities           140.9        165.5

Cash Flows from Investing Activities
Collections and sales of
  financing receivables            3,366.5      3,115.5
Proceeds from maturities and
  sales of marketable securities      76.6         73.1
Cost of financing receivables
  acquired                        (3,984.9)    (3,591.4)
Purchases of marketable securities   (62.5)      (117.3)
Purchases of property and
  equipment                           (6.3)        (4.7)
Cost of operating leases acquired   (389.6)      (308.2)
Acquisitions of businesses           (20.7)        (4.6)
Other                                100.8         53.9
  Net cash used for investing
    activities                      (920.1)      (783.7)

Cash Flows from Financing Activities
Increase in short-term
  borrowings                         266.3         65.9
Change in intercompany
  receivables/payables               (69.3)        86.3
Proceeds from long-term borrowings 1,500.0        781.0
Principal payments on long-term
  borrowings                        (915.2)      (307.5)
Proceeds from issuance of
  common stock
Repurchases of common stock
Dividends paid                       (10.0)       (31.8)
Other                                              (1.3)
  Net cash provided by
    financing activities             771.8        592.6

Effect of Exchange Rate
  Changes on Cash

Net Increase (Decrease) in Cash
  and Cash Equivalents                (7.4)       (25.6)
Cash and Cash Equivalents at
  Beginning of Period                241.5        268.8
Cash and Cash Equivalents at End
  of Period                         $234.1       $243.2

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

3. An analysis of the Company's retained earnings follows in millions of dollars:

                       Three Months Ended  Six Months Ended
                       April 30            April 30
                       1999      1998      1999      1998
Balance, beginning of
  period               $3,824.3  $3,194.3  $3,839.5  $3,048.4
Net income                150.1     365.2     199.8     568.5
Dividends declared        (51.0)    (54.0)   (101.7)   (108.8)
Other                       (.5)     (2.8)    (14.7)     (5.4)
Balance, end of period $3,922.9  $3,502.7  $3,922.9  $3,502.7

4. An analysis of the cumulative translation adjustment follows in millions of dollars:

                        Three Months Ended  Six Months
                        April 30            April 30
                        1999     1998       1999     1998
Balance, beginning of
  period                $(89.6)  $(87.5)    $(80.5)  $(57.4)
Translation adjustment    (2.5)     (.1)      (9.9)   (21.7)
Income taxes applicable
  to translation
  adjustments               .1      8.2       (1.6)     (.3)
Balance, end of period  $(92.0)  $(79.4)    $(92.0)  $(79.4)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                              April 30    October 31  April 30
                                1999        1998        1998
Raw materials and supplies      $  350      $  250      $  268
Work-in-process                    499         475         516
Finished machines and parts      1,789       1,612       1,740
Total FIFO value                 2,638       2,337       2,524
Adjustment to LIFO basis         1,054       1,050       1,013
Inventories                     $1,584      $1,287      $1,511

6.  During the first six months of 1999, the Financial
Services subsidiaries received proceeds from the sale of retail notes of $297 million. At April 30, 1999, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,548 million and the Company's maximum exposure under all related recourse provisions was $126 million.

    At April 30, 1999, the Company had commitments of approximately $83 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                    Three Months Ended      Six Months Ended
                    April 30                April 30
                    1999      1998          1999      1998
Dividends declared  $.22      $.22          $.44      $.44
Dividends paid *    $.22      $.44          $.44      $.64

* In 1998, the payment dates for the dividends declared in the first and second quarters were both included in the second quarter. Each dividend was $.22 per share.

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                    Three Months Ended
                                    April 30
                                                     %
                                    1999     1998  Change
Net sales:
  Agricultural equipment            $1,545   $2,217  -30
  Construction equipment               617      715  -14
  Commercial and consumer equipment    795      678  +17
    Total net sales                  2,957    3,610  -18
Financial Services revenues            480      424  +13
Other revenues                          31       36  -14
    Total net sales and revenues    $3,468   $4,070  -15

United States and Canada:
  Equipment net sales               $2,190   $2,733  -20
  Financial Services revenues          480      424  +13
    Total                            2,670    3,157  -15
Overseas Net sales                     767      877  -13
Other revenues                          31       36  -14
    Total net sales and revenues    $3,468   $4,070  -15

Operating profit**:
  Agricultural equipment            $   58   $  364  -84
  Construction equipment                54       91  -41
  Commercial and consumer equipment     96       96
  Equipment Operations*                208      551  -62
  Financial Services                    70       64  + 9
    Total operating profit             278      615  -55
Interest and corporate expenses-net    (45)     (45)
Income taxes                           (83)    (205) -60
    Net income                      $  150   $  365  -59

 * Includes overseas operating profit
     as follows:                    $   99   $  105  - 6

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

                                    Six Months Ended
                                    April 30
                                                     %
                                    1999     1998  Change
Net sales:
  Agricultural equipment            $2,667   $3,668  -27
  Construction equipment             1,060    1,293  -18
  Commercial and consumer equipment  1,203    1,054  +14
    Total net sales                  4,930    6,015  -18
Financial Services revenues            940      825  +14
Other revenues                          57       76  -25
    Total net sales and revenues    $5,927   $6,916  -14

United States and Canada:
  Equipment net sales               $3,592   $4,548  -21
  Financial Services revenues          940      825  +14
    Total                            4,532    5,373  -16
Overseas Net sales                   1,338    1,467  - 9
Other revenues                          57       76  -25
    Total net sales and revenues    $5,927   $6,916  -14

Operating profit**:
  Agricultural equipment            $   82   $  570  -86
  Construction equipment                67      155  -57
  Commercial and consumer equipment    110      114  - 4
  Equipment Operations*                259      839  -69
  Financial Services                   136      121  +12
    Total operating profit             395      960  -59
Interest and corporate expenses-net    (86)     (69) +25
Income taxes                          (109)    (323) -66
    Net income                      $  200   $  568  -65

 * Includes overseas operating profit
     as follows:                    $  152   $  162  - 6

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

9. A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                          Six Months
                                          Ended
                                          April 30
                                          1999    1998

Net income                                $199.8  $568.5
Average shares outstanding                 232.2   248.1
Basic net income per share                $  .86  $ 2.29

Average shares outstanding                 232.2   248.1
Effect of dilutive securities:
  Stock options                              1.2     2.8
  Other                                               .2
    Total potential shares
      outstanding                          233.4   251.1
Diluted net income per share              $  .86  $ 2.26

    Stock options to purchase 4.2 million shares during the first six months of 1999 and .5 million shares during the first six months of 1998 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

11.  In the first quarter of 1999, the Company adopted FASB
Statement No. 130, Reporting Comprehensive Income.
Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following in millions of dollars:

                           Three Months Ended  Six Months
Ended
                           April 30            April 30
                           1999    1998        1999    1998
Net income                 $150.1  $365.2      $199.8  $568.5

Other comprehensive income:

Change in cumulative
  translation adjustment     (2.4)    8.1       (11.5)  (22.0)

Unrealized gain (loss) on
  marketable securities      (2.3)   (3.8)        2.2      .6

Comprehensive income       $145.4  $369.5      $190.5  $547.1

12. In the second quarter of 1999, the Company purchased the remaining 50 percent interest in InterAg Technologies, Inc. and its subsidiaries headquartered in Atlanta, Georgia for $55 million. The company manufactures electronic controls and develops agribusiness software. The acquisition cost includes
1.5 million shares of Deere & Company common stock valued at $48 million with the remainder in cash. In the second quarter of 1999, the Company also purchased for $29 million a 32 percent interest in Bell Equipment Company, a manufacturer of articulated dump trucks, located in Richards Bay, South Africa. These acquisitions did not have a material effect on the Company's financial position or results of operations.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was $150.1 million, or $.65 per share (basic and diluted), for the second quarter of 1999, compared with $365.2 million, or $1.48 per share ($1.45 diluted), in last year's second quarter. Net income for the first six months of 1999 was $199.8 million, or $.86 per share (basic and diluted), compared with $568.5 million, or $2.29 per share ($2.26 diluted), last year. Farm equipment demand continued to decline during the quarter as a result of depressed agricultural commodity prices, which are reducing farm income. Most affected by the downturn has been high-horsepower, high-margin farm machinery, the area in which the Company has a particularly strong market position. Although demand has moved down, the Company is continuing to gain market share in many categories of agricultural equipment. Despite the impact of the sharp downturn in commodity prices and continuing weakness in domestic farm income, the Company has remained on a profitable course, largely due to efforts to expand its non-agricultural businesses and to strengthen its international presence. At the same time, the Company's many process-excellence and supply management initiatives are moving ahead and are expected to bring future benefits in terms of quality improvement and cost efficiency.

Worldwide net sales and revenues were $3,468 million for the second quarter and $5,927 million for the first six months of 1999, compared with $4,070 million and $6,916 million, respectively, last year. Net sales of the agricultural, construction, and commercial and consumer equipment divisions were $2,957 million for the second quarter and $4,930 million for the first six months of 1999, compared with $3,610 million and $6,015 million for the same periods a year ago. Overseas sales were down 13 percent for the second quarter and 9 percent for the first six months of 1999, compared with last year. Overseas physical volume of sales decreased 14 percent for the second quarter and 11 percent for the first six months of 1999. Overall, the Company's worldwide physical volume of sales decreased 17 percent for both the quarterly and six-month periods, compared with the same periods a year ago.

Worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had income of $102.8 million for the second quarter and $109.5 million for the first six months of 1999, compared with $321.3 million and $488.2 million, respectively, last year. Worldwide equipment operating profit, which excludes interest costs, taxes and certain other corporate expenses, was $208 million for the quarter and $259 million for six months, compared with $551 million and $839 million last year.

 . Worldwide agricultural equipment operating profit was $58 million for the second quarter and $82 million for the first six months, compared with $364 million and $570 million last year. Results continued to be adversely affected by lower sales and production levels, especially of high-horsepower, high-margin equipment, as well as by inefficiencies primarily related to the production cutbacks. In addition, sales incentive costs remained higher than last year with an emphasis on used goods. Overseas operations, which continued to benefit from many management initiatives, were again primary contributors to the segment's profit. Largely due to the success of innovative products, the Company's European operations experienced strong performance and saw further growth in market share.

 . Worldwide construction equipment operating profit totaled $54 million for the second quarter and $67 million for the first six months of 1999, compared with $91 million and $155 million for the same periods last year. Initial stages of the Company's Estimate to Cash order-fulfillment program resulted in lower sales to dealers and had an adverse impact on operating results. The process, launched earlier in the year, is aimed at better matching product availability to customer requirements while reducing field inventories. Also having a negative effect on second-quarter results were higher growth expenditures for the construction equipment division, as well as lower sales and production volumes of the power systems operations.

 . Worldwide commercial and consumer equipment operating profit was $96 million for the quarter and $110 million for six months, compared with $96 million and $114 million last year. Current year results were adversely affected by higher costs for the development, promotion and introduction of new products. This was partly offset by higher worldwide sales and production volumes resulting from a continuation of strong retail demand driven by the success of new products.

Additional information on business segments is presented in
Note 8 to the interim financial statements.

Net income of the Company's credit operations was $42.3 million in the second quarter of 1999, compared with $35.3 million in last year's second quarter. For the first six months of 1999, net income of these subsidiaries was $83.9 million, compared with $68.1 million last year. The 1999 second quarter and year-to-date results benefited from higher income on a larger average receivable and lease portfolio and a reduction in leverage position, partially offset by higher operating expenses. In addition, year-to-date results benefited from higher gains on the sales of retail notes. Total revenues of the credit operations increased 19 percent from $233 million in the second quarter of 1998 to $278 million in the current quarter and increased 20 percent in the first six months from $449 million last year to $540 million this year. The average balance of receivables and leases financed was 14 percent higher in the second quarter and 13 percent higher in the first six months of 1999, compared with the same periods last year. Interest expense increased 5 percent in the current quarter and 4 percent in the first six months of 1999, compared with 1998, primarily as a result of an increase in average borrowings. The credit operations' consolidated ratio of earnings to fixed charges was 1.62 to 1 for the second quarter this year, compared with 1.55 to 1 in 1998. This ratio was 1.64 to 1 for the first six months this year, compared with 1.55 to 1 in the same period of 1998.

Net income from insurance operations was $1.6 million in the second quarter of 1999, compared with $4.3 million last year. For the first six months, net income from these operations was $.6 million this year, compared with $9.8 million in 1998.
The decreases primarily reflected unfavorable underwriting results. For the second quarter, insurance premiums increased 6 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 12 percent this year. For the six-month period, insurance premiums increased 5 percent in 1999, while total claims, benefits, and selling, administrative and general expenses increased 14 percent, compared with last year.

Net income from health care operations was $1.6 million in the second quarters of both 1999 and 1998. In the first six months, net income was $4.5 million this year, compared with a net loss of $.7 million in 1998. The 1999 year-to-date results benefited primarily from improved margins and higher premium revenues. For the second quarter, health care premiums and administrative services revenues increased 6 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses also increased 6 percent this year. For the six-month period, health care premiums and administrative services revenues increased 7 percent in 1999, while total claims, benefits, and selling, administrative and general expenses increased 5 percent, compared with last year.


MARKET CONDITIONS AND OUTLOOK

 . AGRICULTURAL EQUIPMENT. Due to extremely depressed agricultural commodity prices, the farm sector remains under pressure. United States Department of Agriculture estimates of net farm cash income deteriorated during the quarter and farm real estate values have been declining in many parts of the country. These trends reflect a continued imbalance between rising worldwide supplies of grain and oilseeds and soft demand for these commodities resulting from the economic problems in Asia and other parts of the world. Although there are indications that the Asian economies have begun to stabilize, demand from that region for farm commodities is not anticipated to increase this year. Commodity prices are also suffering from a strong harvest in key growing regions of South America. In addition, credit availability for equipment purchases in emerging markets is expected to remain limited. As a consequence of these factors, retail demand for farm equipment is now projected to decline by 25 to 30 percent in North America this year, with declines of 5 to 15 percent expected in other major markets. Accordingly, the Company intends to proceed with further reductions in factory schedules to bring down field inventories.

 . CONSTRUCTION EQUIPMENT. As a result of an environment of low inflation and interest rates, housing starts are expected to be near last year's levels. Nonresidential construction is expected to show little growth this year, but public construction, led by highway expenditures, is forecast to increase by approximately 2 percent. However, Company sales will be negatively affected by the Estimate to Cash program, which is resulting in reduced field inventories and, in its initial phases, lower sales to dealers. In addition, the construction equipment market has experienced increased discounting and become more competitive. These factors are expected to lead to lower results for the Company's construction equipment operations than previously anticipated.

 . COMMERCIAL AND CONSUMER EQUIPMENT. Retail demand for the Company's commercial and consumer products is expected to remain at strong levels this year, driven principally by positive customer acceptance of the many innovative products recently introduced. This outlook assumes a continuation of current economic conditions and normal weather during the important spring selling season.

 . FINANCIAL SERVICES. A larger overall receivable and lease portfolio should provide the basis for continued improvement in the credit operations this year. Health care operations are also well positioned for improved results, while the insurance operations face an increasingly challenging environment.

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to decrease by 18 to 20 percent for the year, compared with 1998. Third-quarter physical volumes are also projected to be 18 to 20 percent lower than in the comparable 1998 period. As a result, the Company's major United States agricultural equipment manufacturing facilities are scheduled to be shut down for approximately 25 percent of the working days during the second half of fiscal 1999, compared to 11 percent in the first half of this year and 5 percent for the second half of last year.

Even though the decline in physical volume is steeper than had been anticipated in the first quarter, especially for large, high-margin products, the Company remains committed to balancing its receivables and inventories with the latest estimates of demand.

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

The Company is assessing the Year 2000 readiness of its product suppliers and dealers, raising awareness among its supply base by sponsoring seminars and developing contingency plans for its mission critical suppliers. The Company has surveyed its major suppliers and is following up as appropriate with risk assessment and prioritization based on mission criticality. Date testing is in process with many suppliers and has been completed for 60 percent of the Company's mission critical suppliers. Surveys of the Company's dealers are also in process and readiness progress will be assessed throughout 1999. A dealer communications team continues to provide dealers with pertinent information, possible areas of investigation and follow-up on dealers' readiness.

The total cost of the modifications and upgrades including internal costs to date has been immaterial or approximately $25 to $30 million pretax since the beginning of 1997. The future costs to become Year 2000 ready are expected to be approximately $10 million pretax. These costs are expensed as incurred and do not include the cost of scheduled replacement software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

Although no assurances can be given as to the Company's readiness, particularly as it relates to third parties, based upon the progress to date, the Company does not expect the consequences of any of the Company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in the interruption of certain normal business activities and operations. The Company's most reasonably likely worst case scenario is that the Year 2000 noncompliance of a critical third party could cause the supplier to fail to deliver, with the result that production is interrupted at one or more facilities. Such a disruption in production could result in lost sales or profits. The Company is developing contingency plans, which will be an ongoing activity during 1999, should any Year 2000 failures occur in any of the assessment areas noted above.

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

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Market Conditions and Outlook", "Year 2000" and "Euro Conversion" headings and other statements herein that relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; levels of new and used field inventories; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including the effect of conversion to the euro); technological difficulties (including Year 2000 readiness); accounting standards; and other risks and uncertainties. Economic difficulties in Asia and other parts of the world could continue to adversely affect North American grain and meat exports. Retail sales of agricultural equipment is especially affected by the weather in the summer, while the number of housing starts is especially important to sales of construction equipment. The Company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

In the first six months of 1999, negative cash flows from operating activities of $459 million resulted primarily from increases in Company-owned inventories and trade receivables, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with purchases of property and equipment, payment of dividends, repurchases of common stock and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Negative cash flows from operating activities in the first six months of 1998 of $776 million resulted primarily from the normal seasonal increases in trade receivables and Company-owned inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations.
The resulting net cash requirement for operating activities, along with repurchases of common stock, an increase in receivables from Financial Services, payment of dividends and repurchases of property and equipment were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $213 million during the first six months. However, trade receivables decreased $112 million, compared to a year ago. Agricultural and construction equipment receivables were lower than a year ago due to agricultural equipment production volumes trailing retail demand and the impact on construction equipment of the previously mentioned Estimate to Cash program. Receivables related to used agricultural equipment, although declining, continued at high levels. Commercial and consumer equipment receivables increased as a result of higher sales volumes and seasonal requirements. North American agricultural and construction equipment trade receivables decreased approximately $40 million and $180 million, respectively, while commercial and consumer equipment receivables increased approximately $120 million, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $10 million lower than a year ago. The ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 39 percent at April 30, 1999, compared to 34 percent at October 31, 1998 and 37 percent at April 30, 1998. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 8 percent, 8 percent and 4 percent at April 30, 1999, October 31, 1998 and April 30, 1998.

Company-owned inventories at April 30, 1999 increased by $298 million during the first six months and $73 million compared to one year ago, due to the construction equipment Estimate to Cash program, as well as the introduction of new products, seasonal requirements and the start-up of new facilities for the manufacture of commercial and consumer equipment. Most of the Company's inventories are valued on the last-in, first-out
(LIFO) basis. Inventories valued on an approximate current cost basis increased by 5 percent from a year ago.

Total interest-bearing debt of the Equipment Operations was $2,788 million at April 30, 1999, compared with $2,065 million at the end of fiscal year 1998 and $2,293 million at April 30, 1998, generally corresponding with the levels of trade receivables, inventories and treasury stock. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 40 percent, 34 percent and 35 percent at April 30, 1999, October 31, 1998 and April 30, 1998, respectively. During the first six months, Deere & Company issued $50 million of medium-term notes.

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

During the first six months of 1999, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $141 million in the first six months of this year. Cash provided by financing activities totaled

$772 million in the first half 1999, resulting from a $782 million increase in total borrowings, which was partially offset by payment of a $10 million dividend to the Equipment Operations. Cash used for investing activities totaled $920 million in the first six months of 1999, primarily due to the cost of financing receivables and leases exceeding collections by $1,305 million, partially offset by $297 million of proceeds from the sales of retail notes.

In the first six months of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $166 million in the first six months of 1998. Cash provided by financing activities totaled $593 million in the first half of 1998, primarily resulting from a $626 million increase in total borrowings, which was partially offset by payment of a $32 million dividend to the Equipment Operations. Cash used for investing activities totaled $784 million in the first six months of 1998, due to the cost of financing receivables and leases exceeding collections and sales of financing receivables. Cash and cash equivalents decreased $26 million during the first half of 1998.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first six months of 1999 and last 12 months, the balance has not changed significantly.

Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases. These receivables and leases increased by $1,608 million in the first six months of 1999 and $1,251 million during the past 12 months, primarily due to the cost of financing receivables and leases acquired exceeding collections and sales of retail notes, and the consolidation of the portfolio of a credit subsidiary in Gloucester, England, pursuant to an acquisition of a controlling interest. Acquisitions of financing receivables and leases were 12 percent higher in the first six months of 1999, compared with the same period last year. Acquisition volumes of retail notes, wholesale receivables, revolving charge accounts and leases were all higher in the first six months of 1999, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $10,393 million at April 30, 1999, compared with $9,625 million at October 31, 1998 and $8,713 million at April 30, 1998. At April 30, 1999, the unpaid balance of all retail notes previously sold was $1,548 million, compared with $2,388 million at October 31, 1998 and $1,118 million at April 30, 1998.

Total outside interest-bearing debt of the credit subsidiaries was $7,346 million at April 30, 1999, compared with $6,049 million at the end of fiscal year 1998 and $6,217 million at April 30, 1998. Total outside borrowings increased during the first six months of 1999 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.8 to 1 at April 30, 1999, compared with 6.1 to 1 at October 31, 1998 and 6.9 to 1 at April 30, 1998.

During the first six months of 1999, John Deere Capital Corporation issued $300 million of 6% notes due in 2009 and retired $150 million of 9-5/8% subordinated notes, $97 million of 5% Swiss franc bonds and $200 million of 6% notes all due in the first six months of 1999. The Capital Corporation also issued $1,200 million and retired $450 million of medium-term notes during the first six months of 1999.


CONSOLIDATED

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $5,948 million at April 30, 1999, $1,416 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,175 million at April 30, 1999, compared with $4,080 million at October 31, 1998 and $4,265 million at April 30, 1998. The increase of $95 million in the first six months of 1999 resulted primarily from net income of $200 million, partially offset by dividends declared of $102 million.

The Board of Directors at its meeting on May 26, 1999 declared a quarterly dividend of 22 cents per share payable August 2, 1999 to stockholders of record on June 30, 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

See the Company's most recent annual report filed on Form 10-K
(Item 7A). There has been no material change in this information.


                 PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note (10) to the Interim Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter, the Company issued 5,400 shares of restricted stock as compensation to the Company's nonemployee directors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to an exemption from registration. The Company also issued 1,495,680 shares of stock in connection with an acquisition during the quarter. These shares were not registered under the Securities Act in reliance upon the exemption provided by
Section 4 (2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held February 24, 1999:

a. the following directors were elected for terms expiring at the annual meeting in 2002:

                                Votes For      Votes Withheld
John R. Block                  201,754,321       1,300,928
Regina E. Herzlinger           201,765,357       1,289,892
Arnold R. Weber                201,727,144       1,328,105

Leonard A. Hadley, Samuel C. Johnson, Arthur L. Kelly and
William A. Schreyer continue to serve as directors of the Company for terms expiring at the annual meeting in 2000.

Hans W. Becherer, Antonio Madero B., John R. Stafford and John
R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 2001.

b. pursuant to a nomination from the floor, Melroy Buhr received 2 votes for his election as a director, with 203,055,247 shares withheld.

c. pursuant to a resolution from the floor, a proposal to establish an office of the ombudsman received 2 votes for the proposal and 203,055,247 votes against.

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

  (b)      Reports on Form 8-K

Current Report on Form 8-K dated February 16, 1999 (Item 7).
Current Report on Form 8-K dated April 29, 1999 (Item 7).

                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                           DEERE & COMPANY



Date:  June 8, 1999        By:     s/ Nathan J. Jones
       -------------               ------------------------
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