Form 10-Q
period 1999-07-31
DEERE & CO
filed 1999-09-03
CIK 315189

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D. C. 20549

            ------------------------

                  FORM 10-Q

            ------------------------

Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended July 31, 1999


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

    At July 31, 1999, 233,686,243 shares of common stock, $1 par value, of the registrant were outstanding.

----------------------------------------------------------------
-

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
Three Months Ended July 31          Consolidated
                                    Subsidiaries)
Millions of dollars except per      Three Months Ended
  share amounts                     July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $2,489.4  $3,218.3
Finance and interest income            280.1     263.2
Insurance and health care premiums     184.8     171.9
Investment income                       14.2      15.9
Other income                            67.1      24.1
    Total                            3,035.6   3,693.4

Costs and Expenses
Cost of goods sold                   2,099.2   2,485.1
Research and development expenses      114.7     110.7
Selling, administrative and general
  expenses                             338.9     324.7
Interest expense                       138.9     138.4
Insurance and health care claims
  and benefits                         153.1     143.9
Other operating expenses                66.0      53.6
    Total                            2,910.8   3,256.4

Income of Consolidated Group
  Before Income Taxes                  124.8     437.0
Provision for income taxes              61.0     154.8
Income of Consolidated Group            63.8     282.2

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                 (.2)       .1
  Insurance
  Health Care                                       .1
  Other                                  5.3       8.4
      Total                              5.1       8.6

Net Income                          $   68.9  $  290.8

Per Share:
  Net income                        $    .30  $   1.20
  Net income - diluted              $    .29  $   1.19

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Three Months Ended
share amounts                       July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $2,489.4  $3,218.3
Finance and interest income             19.4      33.4
Insurance and health care premiums
Investment income
Other income                            26.5       9.6
    Total                            2,535.3   3,261.3
Costs and Expenses
Cost of goods sold                   2,103.1   2,490.3
Research and development expenses      114.7     110.7
Selling, administrative and general
  expenses                             235.1     235.6
Interest expense                        38.0      37.6
Insurance and health care claims
  and benefits
Other operating expenses                12.0      20.0
    Total                            2,502.9   2,894.2

Income of Consolidated Group
  Before Income Taxes                   32.4     367.1
Provision for income taxes              29.7     131.6
Income of Consolidated Group             2.7     235.5

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                57.6      43.1
  Insurance                              1.1       2.0
  Health Care                            2.2       1.8
  Other                                  5.3       8.4
      Total                             66.2      55.3

Net Income                          $   68.9  $  290.8

DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Three Months Ended
  share amounts                     July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  264.4  $  233.6
Insurance and health care premiums     193.0     179.1
Investment income                       14.2      15.9
Other income                            47.3      15.1
    Total                              518.9     443.7

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                             104.0      90.0
Interest expense                       104.5     104.6
Insurance and health care claims
  and benefits                         156.5     145.6
Other operating expenses                61.5      33.7
    Total                              426.5     373.9

Income of Consolidated Group
  Before Income Taxes                   92.4      69.8
Provision for income taxes              31.3      23.1
Income of Consolidated Group            61.1      46.7

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                 (.2)       .1
  Insurance
  Health Care                                       .1
  Other
      Total                              (.2)       .2
Net Income                          $   60.9  $   46.9

<Page 2>

DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
                                    Consolidated
                                    Subsidiaries)
Millions of dollars except per      Nine Months Ended
  share amounts                     July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $ 7,419.7 $ 9,232.9
Finance and interest income             814.1     735.6
Insurance and health care premiums      550.7     515.6
Investment income                        48.9      49.4
Other income                            129.1      75.6
    Total                             8,962.5  10,609.1

Costs and Expenses
Cost of goods sold                    6,191.7   7,088.8
Research and development expenses       323.8     319.5
Selling, administrative and general
  expenses                              981.3     948.4
Interest expense                        415.8     382.3
Insurance and health care claims
  and benefits                          459.3     421.5
Other operating expenses                158.7     123.3
    Total                             8,530.6   9,283.8

Income of Consolidated Group
  Before Income Taxes                   431.9   1,325.3
Provision for income taxes              170.1     477.8
Income of Consolidated Group            261.8     847.5

Equity in Income of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                   .2        .1
  Insurance
  Health Care                              .1        .1
  Other                                   6.6      11.6
      Total                               6.9      11.8

Net Income                          $   268.7 $   859.3

Per Share:
  Net income                        $    1.16 $    3.49
  Net income - diluted              $    1.15 $    3.45

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Nine Months Ended
share amounts                       July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment              $7,419.7  $9,232.9
Finance and interest income             65.1      96.2
Insurance and health care premiums
Investment income
Other income                            59.3      29.8
    Total                            7,544.1   9,358.9

Costs and Expenses
Cost of goods sold                   6,204.3   7,103.2
Research and development expenses      323.8     319.5
Selling, administrative and general
  expenses                             680.0     673.3
Interest expense                       120.7      93.0
Insurance and health care claims
  and benefits
Other operating expenses                11.2      35.3
    Total                            7,340.0   8,224.3

Income of Consolidated Group
  Before Income Taxes                  204.1   1,134.6
Provision for income taxes              91.8     411.0
Income of Consolidated Group           112.3     723.6

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                               141.4     111.2
  Insurance                              1.7      11.8
  Health Care                            6.7       1.1
  Other                                  6.6      11.6
      Total                            156.4     135.7

Net Income                          $  268.7  $  859.3

DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Nine Months Ended
  share amounts                     July 31
(Unaudited)                         1999      1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  760.2  $  649.2
Insurance and health care premiums     572.1     536.5
Investment income                       48.9      49.4
Other income                            91.2      48.6
    Total                            1,472.4   1,283.7

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                             304.0     279.8
Interest expense                       306.4     299.1
Insurance and health care claims
  and benefits                         465.9     426.2
Other operating expenses               168.3      87.9
    Total                            1,244.6   1,093.0

Income of Consolidated Group
  Before Income Taxes                  227.8     190.7
Provision for income taxes              78.3      66.8
Income of Consolidated Group           149.5     123.9

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .2        .1
  Insurance
  Health Care                             .1        .1
  Other
      Total                               .3        .2
Net Income                          $  149.8  $  124.1

<Page 3>

DEERE & COMPANY               CONSOLIDATED
CONDENSED CONSOLIDATED       (Deere & Company and
  BALANCE SHEET               Consolidated Subsidiaries)
Millions of dollars           July 31    October 31 July 31
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $   352.3  $   309.7  $   331.1
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     352.3      309.7      331.1
Marketable securities             845.4      867.3      868.0
Receivables from
  unconsolidated subsidiaries
  and affiliates                   37.7       36.2       39.9
Trade accounts and notes
  receivable - net              3,739.5    4,059.2    4,209.3
Financing receivables - net     6,781.5    6,332.7    6,985.6
Other receivables                 396.6      536.8      397.4
Equipment on operating
  leases - net                  1,499.6    1,209.2    1,123.4
Inventories                     1,428.0    1,286.7    1,337.3
Property and equipment - net    1,735.3    1,700.3    1,566.6
Investments in unconsolidated
  subsidiaries and affiliates     145.5      172.0      163.9
Intangible assets - net           300.9      217.6      191.3
Prepaid pension costs             637.0      674.3      689.1
Deferred income taxes             568.9      396.3      534.2
Other assets and
  deferred charges                262.4      203.2      188.8
    Total                     $18,730.6  $18,001.5  $18,625.9

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 5,358.9  $ 5,322.1  $ 6,569.4
Payables to unconsolidated
  subsidiaries and affiliates      22.3       31.1       49.4
Accounts payable and
  accrued expenses              2,548.5    2,853.2    2,705.0
Insurance and health care
  claims and reserves             402.5      411.3      403.6
Accrued taxes                     158.3      144.9      109.5
Deferred income taxes              19.0       19.7       20.3
Long-term borrowings            3,627.9    2,791.7    2,287.0
Retirement benefit accruals
  and other liabilities         2,408.7    2,347.7    2,318.2
    Total liabilities          14,546.1   13,921.7   14,462.4

Common stock, $1 par value
  (issued shares at July 31,
  1999 - 265,759,755)           1,849.2    1,789.8    1,778.5
Retained earnings               3,939.2    3,839.5    3,732.9
Minimum pension liability
  adjustment                      (18.8)     (18.7)     (14.0)
Cumulative translation
  adjustment                     (101.9)     (80.5)     (99.7)
Unrealized gain on marketable
  securities                       14.0       24.5       25.7
Unamortized restricted stock
  compensation                    (23.4)      (7.2)      (9.7)
Common stock in treasury       (1,473.8)  (1,467.6)  (1,250.2)
Stockholders' equity            4,184.5    4,079.8    4,163.5
    Total                     $18,730.6  $18,001.5  $18,625.9

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services." Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY              EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED      (Deere & Company with Financial
  BALANCE SHEET              Services on the Equity Basis)
Millions of dollars          July 31    October 31 July 31
(Unaudited)                  1999       1998       1998
Assets
Cash and short-term
  investments                $   138.3  $    68.3  $    58.4
Cash deposited with
  unconsolidated subsidiaries     75.1      139.6      282.4
    Cash and cash equivalents    213.4      207.9      340.8
Marketable securities
Receivables from
  unconsolidated subsidiaries
  and affiliates                 252.1       95.5      136.2
Trade accounts and notes
  receivable - net             3,739.5    4,059.2    4,209.3
Financing receivables - net       95.6       85.8      113.7
Other receivables                 15.3      139.4
Equipment on operating
  leases - net                              218.6      209.6
Inventories                    1,428.0    1,286.7    1,337.3
Property and equipment - net   1,687.5    1,653.9    1,520.1
Investments in unconsolidated
  subsidiaries and affiliates  1,758.7    1,620.4    1,579.0
Intangible assets - net          294.2      210.1      183.4
Prepaid pension costs            637.0      674.3      689.1
Deferred income taxes            540.9      372.6      490.1
Other assets and
  deferred charges               149.3      141.6      128.7
    Total                    $10,811.5  $10,766.0  $10,937.3

Liabilities and Stockholders'
  Equity
Short-term borrowings        $ 1,337.5  $ 1,512.4  $ 2,017.1
Payables to unconsolidated
  subsidiaries and affiliates     22.3       43.0       49.4
Accounts payable and
  accrued expenses             1,707.3    2,098.1    1,950.4
Insurance and health care
  claims and reserves
Accrued taxes                    141.8      142.1      101.1
Deferred income taxes              6.3       19.7       19.9
Long-term borrowings           1,039.2      552.9      353.3
Retirement benefit accruals
  and other liabilities        2,372.6    2,318.0    2,282.6
    Total liabilities          6,627.0    6,686.2    6,773.8

Common stock, $1 par value
  (issued shares at July 31,
  1999 - 265,759,755)          1,849.2    1,789.8    1,778.5
Retained earnings              3,939.2    3,839.5    3,732.9
Minimum pension liability
  adjustment                     (18.8)     (18.7)     (14.0)
Cumulative translation
  adjustment                    (101.9)     (80.5)     (99.7)
Unrealized gain on marketable
  securities                      14.0       24.5       25.7
Unamortized restricted stock
  compensation                   (23.4)      (7.2)      (9.7)
Common stock in treasury      (1,473.8)  (1,467.6)  (1,250.2)
Stockholders' equity           4,184.5    4,079.8    4,163.5
    Total                    $10,811.5  $10,766.0  $10,937.3

DEERE & COMPANY               FINANCIAL SERVICES
CONDENSED CONSOLIDATED
  BALANCE SHEET
Millions of dollars           July 31    October 31 July 31
(Unaudited)                   1999       1998       1998
Assets
Cash and short-term
  investments                 $  213.9   $  241.5   $  272.7
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents    213.9      241.5      272.7
Marketable securities            845.4      867.3      868.0
Receivables from
  unconsolidated subsidiaries
  and affiliates                   5.2
Trade accounts and notes
  receivables - net
Financing receivables - net    6,685.9    6,246.9    6,871.9
Other receivables                381.3      397.3      397.4
Equipment on operating
  leases - net                 1,499.6      990.6      913.8
Inventories
Property and equipment - net      47.8       46.4       46.4
Investments in unconsolidated
  subsidiaries and affiliates      9.9       20.3       19.1
Intangible assets - net            6.7        7.6        7.9
Prepaid pension costs
Deferred income taxes             28.0       23.7       44.0
Other assets and
  deferred charges               113.1       61.5       60.3
    Total                     $9,836.8   $8,903.1   $9,501.5

Liabilities and Stockholders'
  Equity
Short-term borrowings         $4,021.4   $3,809.7   $4,552.3
Payables to unconsolidated
  subsidiaries and affiliates    294.5      187.0      378.7
Accounts payable and
  accrued expenses               841.3      755.1      754.6
Insurance and health care
  claims and reserves            402.5      411.3      403.6
Accrued taxes                     16.5        2.8        8.3
Deferred income taxes             12.7                    .4
Long-term borrowings           2,588.7    2,238.8    1,933.7
Retirement benefit accruals
  and other liabilities           36.1       29.7       35.7
    Total liabilities          8,213.7    7,434.4    8,067.3

Common stock, $1 par value
  (issued shares at July 31,
  1999 - 265,759,755)            247.5      237.1      237.1
Retained earnings              1,381.0    1,223.2    1,184.6
Minimum pension liability
  adjustment
Cumulative translation
  adjustment                     (19.4)     (16.1)     (13.2)
Unrealized gain on marketable
  securities                      14.0       24.5       25.7
Unamortized restricted stock
  compensation
Common stock in treasury
Stockholders' equity           1,623.1    1,468.7    1,434.2
    Total                     $9,836.8   $8,903.1   $9,501.5

<Page 4>

DEERE & COMPANY                     CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
  CONSOLIDATED CASH FLOWS           Consolidated Subsidiaries)
                                    Nine Months Ended
                                    July 31
Millions of dollars (Unaudited)     1999       1998
Cash Flows from Operating Activities
Net income                          $  268.7   $  859.3
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                 344.6   (1,117.7)
    Net cash provided by (used for)
      operating activities             613.3     (258.4)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables              6,085.1    5,000.8
Proceeds from maturities and
  sales of marketable securities        98.0      115.0
Cost of financing receivables
  acquired                          (6,043.2)  (5,636.5)
Purchases of marketable securities     (91.0)    (157.8)
Purchases of property and
  equipment                           (181.0)    (250.8)
Cost of operating leases acquired     (594.9)    (567.4)
Acquisitions of businesses            (167.3)     (51.7)
Other                                  168.4      117.1
  Net cash used for investing
    activities                        (725.9)  (1,431.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                          (523.1)   1,861.0
Change in intercompany
  receivables/payables
Proceeds from long-term borrowings   2,249.8      996.0
Principal payments on long-term
  borrowings                        (1,372.3)    (358.9)
Proceeds from issuance of
  common stock                           3.5       22.4
Repurchases of common stock            (46.2)    (668.3)
Dividends paid                        (154.0)    (159.3)
Other                                   (1.6)        .8
  Net cash provided by
    financing activities               156.1    1,693.7

Effect of Exchange Rate
  Changes on Cash                        (.9)      (2.9)

Net Increase (Decrease) in Cash
  and Cash Equivalents                  42.6        1.1
Cash and Cash Equivalents at
  Beginning of Period                  309.7      330.0
Cash and Cash Equivalents at
  End of Period                     $  352.3  $   331.1

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF             (Deere & Company with
  CONSOLIDATED CASH FLOWS           Financial Services on the
                                    Equity Basis)
                                    Nine Months Ended
                                    July 31
Millions of dollars (Unaudited)     1999      1998
Cash Flows from Operating Activities
Net income                          $   268.7 $   859.3
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                   26.4  (1,370.9)
    Net cash provided by (used for)
      operating activities              295.1    (511.6)

Cash Flows from Investing Activities
Collections and sales of
  financing receivables                  17.1      23.1
Proceeds from maturities and
  sales of marketable securities
Cost of financing receivables
  acquired                              (22.7)    (55.5)
Purchases of marketable securities
Purchases of property and
  equipment                            (172.0)   (242.8)
Cost of operating leases acquired                 (77.8)
Acquisitions of businesses             (146.5)    (45.7)
Other                                    26.0      55.0
  Net cash used for investing
    activities                         (298.1)   (343.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                           (263.1)  1,678.1
Change in intercompany
  receivables/payables                  (10.4)    (59.9)
Proceeds from long-term borrowings      499.8
Principal payments on long-term
  borrowings                            (18.6)    (26.4)
Proceeds from issuance of
  common stock                            3.5      22.4
Repurchases of common stock             (46.2)   (668.3)
Dividends paid                         (154.0)   (159.3)
Other                                    (1.6)       .7
  Net cash provided by
    financing activities                  9.4     787.3

Effect of Exchange Rate
  Changes on Cash                         (.9)     (2.4)

Net Increase (Decrease) in Cash
  and Cash Equivalents                    5.5     (70.4)
Cash and Cash Equivalents at
  Beginning of Period                   207.9     411.2
Cash and Cash Equivalents at
  End of Period                     $   213.4 $   340.8

DEERE & COMPANY                     FINANCIAL SERVICES
CONDENSED STATEMENT OF              Nine Months Ended
  CONSOLIDATED CASH FLOWS           July 31
Millions of dollars (Unaudited)     1999         1998
Cash Flows from Operating Activities
Net income                          $  149.8     $  124.1
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                 183.5        173.4
    Net cash provided by (used for)
      operating activities             333.3        297.5

Cash Flows from Investing Activities
Collections and sales of
  financing receivables              6,068.0      4,977.8
Proceeds from maturities and
  sales of marketable securities        98.0        115.0
Cost of financing receivables
  acquired                          (6,020.5)    (5,581.0)
Purchases of marketable securities     (91.0)      (157.8)
Purchases of property and
  equipment                             (9.0)        (8.0)
Cost of operating leases acquired     (594.9)      (489.6)
Acquisitions of businesses             (20.7)        (6.0)
Other                                  142.1         63.2
  Net cash used for investing
    activities                        (428.0)    (1,086.4)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                          (260.0)       183.0
Change in intercompany
  receivables/payables                 (54.2)        (7.6)
Proceeds from long-term borrowings   1,750.0        996.0
Principal payments on long-term
  borrowings                        (1,353.7)      (332.5)
Proceeds from issuance of
  common stock
Repurchases of common stock
Dividends paid                         (15.0)       (44.3)
Other                                                (1.3)
  Net cash provided by
    financing activities                67.1        793.3

Effect of Exchange Rate
  Changes on Cash                                     (.5)

Net Increase (Decrease) in Cash
  and Cash Equivalents                 (27.6)         3.9
Cash and Cash Equivalents at
  Beginning of Period                  241.5        268.8
Cash and Cash Equivalents at End
  of Period                           $213.9       $272.7

<Page 5>

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

3. An analysis of the Company's retained earnings follows in millions of dollars:

                       Three Months Ended  Nine Months Ended
                       July 31             July 31
                       1999      1998      1999      1998
Balance, beginning of
  period               $3,922.9  $3,502.7  $3,839.5  $3,048.4
Net income                 68.9     290.8     268.7     859.3
Dividends declared        (51.2)    (52.9)   (153.0)   (161.7)
Other                      (1.4)     (7.7)    (16.0)    (13.1)
Balance, end of period $3,939.2  $3,732.9  $3,939.2  $3,732.9

<Page 6>

4. An analysis of the cumulative translation adjustment follows in millions of dollars:

                        Three Months Ended  Nine Months
                        July 31             July 31
                        1999     1998       1999     1998
Balance, beginning of
  period                $ (92.0)  $(79.4)    $ (80.5)  $(57.4)
Translation adjustment     (9.3)   (19.7)      (19.2)   (41.4)
Income taxes applicable
  to translation
  adjustments               (.6)     (.6)       (2.2)     (.9)
Balance, end of period  $(101.9)  $(99.7)    $(101.9)  $(99.7)

5. Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                July 31     October 31  July 31
                                1999        1998        1998
Raw materials and supplies      $  351      $  250      $  270
Work-in-process                    482         475         489
Finished machines and parts      1,649       1,612       1,593
Total FIFO value                 2,482       2,337       2,352
Adjustment to LIFO basis        (1,054)     (1,050)     (1,015)
Inventories                     $1,428      $1,287      $1,337

6. During the first nine months of 1999, the Financial Services subsidiaries received proceeds from the sale of retail notes of $1,545 million. At July 31, 1999, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $2,541 million and the Company's maximum exposure under all related recourse provisions was $186 million.

At July 31, 1999, the Company had commitments of approximately
$86 million for construction and acquisition of property and equipment.

7. Dividends declared and paid on a per share basis were as follows:

                    Three Months Ended      Nine Months Ended
                    July 31                 July 31
                    1999      1998          1999      1998
Dividends declared  $.22      $.22          $.66      $.66
Dividends paid *    $.22      $ *           $.66      $.64

* In 1998, the payment date for the dividend normally paid in the third quarter was included in the second quarter.

<Page 7>

8. Worldwide net sales and revenues and operating profit in millions of dollars follow:

                                       Three Months Ended
                                       July 31
Net sales:
  Agricultural equipment               $1,199  $1,969  -39
  Construction equipment                  595     709  -16
  Commercial and consumer equipment       695     540  +29
    Total net sales                     2,489   3,218  -23
Financial Services revenues               510     435  +17
Other revenues                             37      40  - 8
    Total net sales and revenues       $3,036  $3,693  -18

United States and Canada:
  Equipment net sales                  $1,781  $2,319  -23
  Financial Services revenues             510     435  +17
    Total                               2,291   2,754  -17
Overseas net sales                        708     899  -21
Other revenues                             37      40  - 8
    Total net sales and revenues       $3,036  $3,693  -18

Operating profit:
  Agricultural equipment               $   (8) $  282
  Construction equipment                   40     103  -61
  Commercial and consumer equipment        50      46  + 9
  Equipment Operations*                    82     431  -81
  Financial Services                       92      70  +31
    Total operating profit                174     501  -65
Interest and corporate
  expenses - net                          (44)    (55) -20
Income taxes                              (61)   (155) -61
    Net income                         $   69  $  291  -76

*  Includes overseas operating profit
   as follows                          $   56  $  106  -47

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

                                       Nine Months Ended
                                       July 31
                                                          %
                                       1999    1998     Change
Net sales:
  Agricultural equipment               $3,867  $ 5,638  -31
  Construction equipment                1,655    2,001  -17
  Commercial and consumer equipment     1,898    1,594  +19
    Total net sales                     7,420    9,233  -20
Financial Services revenues             1,450    1,261  +15
Other revenues                             93      115  -19
    Total net sales and revenues       $8,963  $10,609  -16

United States and Canada:
  Equipment net sales                  $5,373  $ 6,867  -22
  Financial Services revenues           1,450    1,261  +15
    Total                               6,823    8,128  -16
Overseas net sales                      2,047    2,366  -13
Other revenues                             93      115  -19
    Total net sales and revenues       $8,963  $10,609  -16

Operating profit:
  Agricultural equipment               $   74  $   852  -91
  Construction equipment                  107      258  -59
  Commercial and consumer equipment       160      160
  Equipment Operations*                   341    1,270  -73
  Financial Services                      228      191  +19
    Total operating profit                569    1,461  -61
Interest and corporate
  expenses - net                         (130)    (124) + 5
Income taxes                             (170)    (478) -64
    Net income                         $  269  $   859  -69

*  Includes overseas operating profit
   as follows                          $  208  $   268  -22

** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of Financial Services includes the effect of interest expense.

<Page 8>

9. A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                          Nine Months
                                          Ended
                                          July 31
                                          1999    1998

Net income                                $268.7  $859.3
Average shares outstanding                 232.6   246.0
Basic net income per share                $ 1.16  $ 3.49

Average shares outstanding                 232.6   246.0
Effect of dilutive securities:
  Stock options                              1.4     2.5
  Other                                       .1      .2
    Total potential shares
      outstanding                          234.1   248.7
Diluted net income per share              $ 1.15  $ 3.45

Stock options to purchase 4.2 million shares during the first nine months of 1999 and .5 million shares during the first nine months of 1998 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

11.  In the first quarter of 1999, the Company adopted FASB
Statement No. 130, Reporting Comprehensive Income.
Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following in millions of dollars:

                           Three Months Ended  Nine Months
Ended
                           July 31             July 31
                           1999    1998        1999     1998
Net income                 $68.9   $290.8      $268.7   $859.3

Other comprehensive
  income (loss):

Change in cumulative
  translation adjustment    (9.9)   (20.3)      (21.4)   (42.3)

Unrealized gain (loss) on
  marketable securities    (12.7)     2.9       (10.5)     3.5

Comprehensive income       $46.3   $273.4      $236.8   $820.5

<Page 9>

12. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. Under the new effective date, the Company currently expects to adopt FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, in year 2001. The effect on the Company's financial position and net income is not expected to be material.

13. In the third quarter of 1999, the Company purchased the remaining 60 percent interest in SLC-John Deere, a Brazilian farm equipment manufacturer of combines, tractors and planters. Deere & Company previously owned 40 percent of the Brazilian company. The acquisition cost was $174 million, including $41 million of goodwill, which will be amortized over 20 years. In the third quarter, the Company also announced it reached an agreement for the sale of John Deere Insurance Group, Inc.
(JDIG) to Sentry Insurance a Mutual Company, pending regulatory approvals. JDIG provides certain lines of property and casualty coverages and had net income in the first nine months of 1999 and 1998 of $1.7 million and $11.8 million, respectively. Neither the acquisition or the sale had a material effect on the Company's financial position or operating results.

<Page 10>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was $68.9 million, or $.29 per share diluted ($.30 basic), for the third quarter of 1999, compared with $290.8 million, or $1.19 per share diluted ($1.20 basic), last year. Nine-month net income was $268.7 million, or $1.15 per share diluted ($1.16 basic), compared with last year's $859.3 million, or $3.45 per share diluted ($3.49 basic). Demand for agricultural equipment in North America, especially high-horsepower, high-margin tractors and combines, continued to be adversely affected by depressed agricultural commodity prices. In line with the Company's emphasis on cash-flow management, production schedules at major North American agricultural equipment factories have been set below the anticipated level of retail sales. This action facilitates the reduction of Company and field inventories.
The positive contributions from the Company's non-agricultural businesses and overseas agricultural operations have kept the Company on a profitable course through this severe downturn in the farm economy. In addition, the Company is continuing to focus on supply-management, process-excellence and growth initiatives aimed at improving profitability and strengthening its market position. At the same time, the Company's aggressive asset-management effort, designed to reduce receivables, is resulting in improved cash flow and will allow the Company to operate at a more efficient level once the inventory correction is complete.

Worldwide net sales and revenues were $3,036 million for the third quarter and $8,963 million for the first nine months, compared with $3,693 million and $10,609 million, respectively, last year. Net equipment sales were $2,489 million for the quarter and $7,420 million for the first nine months, compared with $3,218 million and $9,233 million last year. Overseas net sales were $708 million for the quarter and $2,047 million for the first nine months, compared with $899 million and $2,366 million in the comparable periods last year. Overseas physical volume of sales decreased 21 percent for the third quarter and 15 percent for the first nine months of 1999. Overall, the Company's worldwide physical volume of sales decreased 23 percent for the third quarter and 19 percent for the first nine months, compared with the same periods a year ago.

Worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had income of $2.7 million for the third quarter and $112.3 million for the first nine months of 1999, compared with $235.5 million and $723.6 million last year. Lower sales and production volumes, an adverse product mix and a higher effective tax rate impacted the 1999 results. Operating profit, which excludes interest costs, taxes and certain other corporate expenses, was $82 million for the third quarter and $341 million for the first nine months, compared with $431 million and $1,270 million last year.

Worldwide agricultural equipment had an $8 million operating loss for the third quarter and a $74 million operating profit for the first nine months, compared with operating profit of $282 million and $852 million last year. Lower sales and production volumes especially of high-horsepower, high-margin tractors and combines continued to negatively affect results. The lower production volumes have facilitated reductions in trade receivables from year-ago levels. Receivables related to used equipment, although declining, continue at high levels. Results for the first nine months were also affected by higher sales incentive costs with an emphasis on used goods. Overseas operations, which continue to be positive contributors to the segment's results, have experienced a more moderate decline in sales than has been seen in North America. These operations, as well, are benefiting from increased market shares and a strong customer reception to innovative products.

<Page 11>

Operating profit for worldwide construction equipment totaled $40 million for the third quarter and $107 million for the first nine months, compared with $103 million and $258 million for the comparable periods last year. Despite healthy retail demand, sales and production volumes have decreased as anticipated, as dealers have reduced field inventories to below year-ago levels primarily due to the segment's Estimate to Cash order-fulfillment initiative. The reduction is also in response to a weaker business outlook. In addition, the segment's results were negatively affected by high growth expenditures, as well as by lower sales and production volumes of the power systems operations.

Worldwide commercial and consumer equipment operating profit was $50 million for the current quarter and $160 million for the first nine months, compared with $46 million and $160 million for the same periods last year. The 1999 results benefited from higher sales and production volumes driven by a continuation of strong retail demand and the success of recently introduced products. Partially offsetting these factors were higher costs for the development, promotion and introduction of new products. Trade receivables for the segment declined during the quarter, but are higher than a year ago to support increased retail sales.

Additional information on business segments is presented in
Note 8 to the interim financial statements.

Net income of the Company's credit operations was $57.6 million in the third quarter of 1999, compared with $43.1 million in last year's third quarter. For the first nine months of 1999, net income of these subsidiaries was $141.4 million, compared with $111.2 million last year. The 1999 third quarter and year-to-date results benefited from higher gains on the sale of retail notes, the sale of the yacht retail note portfolio and related intangibles, and higher income on a larger average receivable and lease portfolio. Total revenues of the credit operations increased 25 percent from $249 million in the third quarter of 1998 to $312 million in the current quarter and increased 22 percent in the first nine months from $698 million last year to $851 million this year. The average balance of receivables and leases financed was 4 percent higher in the third quarter and 7 percent higher in the first nine months of 1999, compared with the same periods last year. Interest expense was approximately the same in the current quarter and increased 3 percent in the first nine months of 1999, compared with 1998, primarily as a result of an increase in average borrowings in the first nine months. The credit subsidiaries' consolidated ratio of earnings to fixed charges was 1.85 to 1 for the third quarter this year, compared with 1.64 to 1 in 1998. This ratio was 1.71 to 1 for the first nine months this year, compared with 1.58 to 1 in the same period of 1998.

Net income from insurance operations was $1.1 million in the third quarter of 1999, compared with $2.0 million last year. For the first nine months, net income from these operations was $1.7 million this year, compared with $11.8 million in 1998. The decrease for the quarter was due to lower investment income, while the decrease for the first nine months primarily reflected unfavorable underwriting results. For the third quarter, insurance premiums increased 13 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 10 percent this year. For the nine-month period, insurance premiums increased 7 percent in 1999, while total claims, benefits, and selling, administrative and general expenses increased 13 percent, compared with last year. In the third quarter, the Company announced the pending sale of the insurance operations. See Note 13 to the financial statements.

<Page 12>

Net income from health care operations was $2.2 million in the third quarter of 1999, compared with $1.8 million last year. In the first nine months, net income was $6.7 million this year, compared with $1.1 million in 1998. The 1999 results benefited primarily from improved margins and higher premium revenues. For the third quarter, health care premiums and administrative services revenues increased 4 percent in 1999, compared with the same period last year, while total claims, benefits, and selling, administrative and general expenses increased 4 percent this year. For the nine-month period, health care premiums and administrative services revenues increased 6 percent in 1999, while total claims, benefits, and selling, administrative and general expenses increased 4 percent, compared with last year.

Market Conditions and Outlook

Agricultural Equipment. Worldwide demand for agricultural equipment continued to decline during the quarter as a result of very depressed grain and oilseeds prices. In addition, lower proceeds from agricultural exports and prospects for another good crop in the United States are expected to continue adversely affecting demand for agricultural equipment. Particularly affected are high-horsepower, high-margin tractors and combines, a sector in which the Company has a strong market position. Drought conditions in certain North American areas and the uncertain outcome of additional United States governmental financial assistance are not expected to significantly change this year's outlook. As a result of these factors, retail demand for farm equipment is now projected to decline by 30 to 35 percent in North America this fiscal year, with declines of 10 to 15 percent anticipated in other major markets. In light of this situation, the segment is aggressively implementing previously announced production shutdowns in order to achieve a further reduction in inventories In addition, the agricultural equipment operation is initiating a voluntary early-retirement program in the United States that will have an estimated fourth-quarter pretax cost of $50 million to $80 million. Although forecasts for next year have not been finalized, initial indications imply that North American retail demand for farm machinery will be 5 to 10 percent lower than in 1999. Resulting from a number of innovative products being introduced in the coming months, the Company is expected to be well positioned to achieve further market share gains.

Construction Equipment. The outlook for North American construction equipment has weakened during the quarter due to less positive prospects for housing starts. Dealers are reducing inventories in response to the more cautious housing outlook and the Company's Estimate to Cash order-fulfillment initiative. In addition, the market for forestry equipment remains under pressure as a result of low pulp prices. In this environment, construction equipment sales for the remainder of this year are expected to be below last year's levels.

Commercial and Consumer Equipment. Retail demand for the Company's commercial and consumer products is expected to maintain its strong momentum for the remainder of this year, assuming normal weather patterns and a continuation of current economic conditions. Retail sales for the segment are expected to continue benefiting from market share growth and positive customer response to a number of innovative new products.

Financial Services. Although the credit operations should continue to benefit from a larger overall receivable and lease portfolio, competitive market conditions and a weakening farm economy are expected to keep pressure on margins and portfolio growth. During the quarter, the Company announced that it has agreed to sell the property and casualty insurance operations of its Financial Services division, pending regulatory approvals. See Note 13 to the financial statements. In health care, the Company's operations are well positioned for continued improved results.

<Page 13>

Based on these conditions, the Company's worldwide physical volume of sales is currently projected to decrease by 18 to 20 percent for the year, compared with 1998. Fourth-quarter physical volumes are also projected to be 14 to 17 percent lower than in the comparable 1998 period. As a result, the Company's major United States agricultural equipment facilities are scheduled to be shut down for approximately one-third of the working days during the fourth quarter of 1999.

Despite the severity of the agricultural downturn, the Company has made great progress bringing down receivables and controlling asset levels. Such steps support higher levels of cash flow and put the Company in good position to return to more efficient volumes of production and sales even under present market conditions. In addition, with relatively low inventories and a number of innovative products being introduced, the Company is poised to achieve considerable growth once the farm economy starts moving ahead.

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

The Company is on schedule to become Year 2000 ready with its mission critical activities and systems, allowing substantial time for further testing, verification and the final conversion of less important systems. Approximately 99 percent of the Company's systems identified as being mission critical have been tested and verified as being Year 2000 compliant. The Company's goal has been to have all mission critical and non-mission critical systems compliant by October 31, 1999, and the progress to date makes this goal appear realistic. The Company has initiated information and infrastructure systems modifications in its effort to ensure that both information technology (IT) and non-IT systems are compliant. The Company is requiring suppliers of new software or equipment and third parties who develop or modify software to provide written certification that their products are Year 2000 compliant and have been tested accordingly. In some instances, the Company is independently testing the software. The Company is also working with suppliers to confirm embedded systems are compliant and perform the necessary testing.

The Company is assessing the Year 2000 readiness of its product suppliers and dealers. It has attempted to raise awareness among its supply base by sponsoring seminars. The Company is developing contingency plans for its mission critical suppliers. The Company has surveyed its major suppliers and is following up as appropriate with risk assessment and prioritization based on mission criticality. Date testing is in process with many suppliers and has been completed for approximately 70 percent of the Company's mission critical suppliers. Surveys of the Company's dealers are also in process and readiness progress will be assessed throughout 1999. A dealer communications team continues to provide dealers with pertinent information, possible areas of investigation and follow-up on dealers' readiness.

The total cost of the modifications and upgrades including internal costs has been immaterial or approximately $35 million pretax since the beginning of 1997. The future costs to become Year 2000 ready are expected to be approximately $10 million pretax. These costs are expensed as incurred and do not include the cost of scheduled replacement hardware or software. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

<Page 14>

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

Euro Conversion

The Company is well advanced in the process of identification, implementation and testing of its systems to adopt the euro currency in its operations. The transition period for this change is January 1, 1999 through January 1, 2002. The Company's affected suppliers, distribution network and financial institutions have been contacted and to date the currency change has not had a significant impact on these relationships. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments, including derivatives, are not expected to be material.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook", "Year 2000" and "Euro Conversion" headings and other statements herein that relate to future operating periods, are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; levels of new and used field inventories; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including conversion to the euro); technological difficulties (including Year 2000 compliance); accounting standards; and other risks and uncertainties. Economic difficulties in various parts of the world could continue to adversely affect North American grain and meat exports. The outlook for harvest prices especially affects retail sales of agricultural equipment in the fall, while the number of housing starts is especially important to sales of construction equipment. The Company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The cost of the voluntary early-retirement program in the United States is based upon estimates pertaining to the number and category of employees accepting the Company's program. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

<Page 15>

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

In the first nine months of 1999, positive cash flows from operating activities were $295 million resulting primarily from a decrease in trade receivables and from net income. Partially offsetting these operating cash inflows were negative cash flows from a decrease in accounts payable and accrued expenses and an increase in Company-owned inventories. The resulting net cash inflow from operating activities and an increase in borrowings provided the cash requirements for purchases of property and equipment, payment of dividends, acquisitions of businesses and repurchases of common stock.

Negative cash flows from operating activities in the first nine months of 1998 of $512 million resulted primarily from increases in trade receivables and Company-owned inventories, a decrease in accounts payable and accrued expenses and contributions to the pension fund. Partially offsetting these operating cash outflows were positive cash flows from the record level of net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with repurchases of common stock, purchases of property and equipment, payment of dividends, an increase in receivables from Financial Services and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables decreased $320 million during the first nine months and $470 million, compared to a year ago, as previously discussed in the results of operations by segment. North American agricultural and construction equipment trade receivables decreased approximately $370 million and $200 million, respectively, while commercial and consumer equipment receivables increased approximately $120 million, compared with the levels 12 months earlier. Total overseas trade receivables were approximately $20 million lower than a year ago. The ratios of total worldwide net trade accounts and notes receivable to the last 12 months' net sales were 33 percent at July 31, 1999, compared to 34 percent at October 31, 1998 and 34 percent at July 31, 1998. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 10 percent, 8 percent and 5 percent at July 31, 1999, October 31, 1998 and July 31, 1998.

Company-owned inventories at July 31, 1999 increased by $141 million during the first nine months and $91 million compared to one year ago due to the construction equipment Estimate to Cash program, as well as the introduction of new products and the start-up of new facilities for the manufacture of commercial and consumer equipment. Also contributing to higher inventory levels was the financial consolidation of the Company's agricultural equipment subsidiary in Brazil. The Company acquired the remaining ownership interest of this operation during the quarter. See Note 13 to the financial statements. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 6 percent from a year ago.

<Page 16>

Total interest-bearing debt of the Equipment Operations was $2,377 million at July 31, 1999, compared with $2,065 million at the end of fiscal year 1998 and $2,370 million at July 31, 1998. The ratio of total debt to total capital (total interest bearing debt and stockholders' equity) was 36 percent, 34 percent and 36 percent at July 31, 1999, October 31, 1998 and July 31, 1998, respectively.

During the first nine months of 1999, Deere & Company issued
$250 million of 6.55% notes due in 2004 and $250 million of medium-term notes.

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

During the first nine months of 1999, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $333 million in the first nine months of this year. Cash provided by financing activities totaled $67 million in the first nine months of 1999, resulting from an $82 million increase in total borrowings, which was partially offset by payment of a $15 million dividend to the Equipment Operations. Cash used for investing activities totaled $428 million in the first nine months of 1999, primarily due to the cost of financing receivables and leases exceeding collections by $2,092 million, partially offset by $1,545 million of proceeds from the sale of retail notes. Cash and cash equivalents decreased $28 million during the first nine months of 1999.

In the first nine months of 1998, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $298 million in the first nine months of 1998. Cash provided by financing activities totaled $793 million in the first nine months of 1998, primarily resulting from an $839 million increase in total borrowings, which was partially offset by a payment of $44 million in dividends to the Equipment Operations. Cash used for investing activities totaled $1,086 million in the first nine months of 1998, primarily due to the cost of financing receivables and leases exceeding collections by $1,898 million, partially offset by $805 million of proceeds from the sale of retail notes. Cash and cash equivalents increased $4 million during the first nine months of 1998.

Marketable securities consist primarily of debt securities held by the insurance and health care operations in support of their obligations to policyholders. During the first nine months of 1999 and last 12 months, the balance has not changed significantly.

Financing receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases. These receivables and leases increased by $948 million in the first nine months of 1999 and $400 million during the past 12 months, primarily due to the cost of financing receivables and leases acquired exceeding collections and sales of retail notes, and the consolidation of the portfolio of a credit subsidiary in Gloucester, England, due to an acquisition of a controlling interest. Acquisitions of financing receivables and leases were 6 percent higher in the first nine months of 1999, compared with the same period last year. Acquisition volumes of wholesale receivables, revolving charge accounts, retail notes and leases were all higher in the first nine months of 1999, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted

<Page 17>

to $10,727 million at July 31, 1999, compared with $9,625 million at October 31, 1998 and $9,325 million at July 31, 1998. At July 31, 1999, the unpaid balance of all retail notes previously sold was $2,541 million, compared with $2,388 million at October 31, 1998 and $1,540 million at July 31, 1998.

Total outside interest-bearing debt of the credit subsidiaries was $6,610 million at July 31, 1999, compared with $6,049 million at the end of fiscal year 1998 and $6,486 million at July 31, 1998. Total outside borrowings increased during the first nine months of 1999 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to stockholder's equity was 5.9 to 1 at July 31, 1999, compared with 6.1 to 1 at October 31, 1998 and 6.8 to 1 at July 31, 1998.

During the first nine months of 1999, John Deere Capital Corporation issued $300 million of 6% notes due in 2009 and retired $150 million of 9-5/8% subordinated notes, $97 million of 5% Swiss franc bonds, $200 million of 6% notes and $200 million of 6.3% notes all due in the first nine months of 1999. The Capital Corporation's subsidiary, John Deere Limited in Gloucester, England, also retired $67 million of long-term debt due in 1999. The Capital Corporation issued $1,450 million and retired $640 million of medium-term notes during the first nine months of 1999.

Consolidated

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit subsidiaries. Worldwide lines of credit totaled $5,842 million at July 31, 1999, $2,739 million of which were unused. For the purpose of computing unused credit lines, total short-term borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.
Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholders' equity was $4,185 million at July 31, 1999, compared with $4,080 million at October 31, 1998 and $4,164 million at July 31, 1998. The increase of $105 million in the first nine months of 1999 resulted primarily from net income of $269 million, partially offset by dividends declared of $153 million.

The Board of Directors at its meeting on August 25, 1999 declared a quarterly dividend of 22 cents per share payable
November 1, 1999 to stockholders of record on September 30, 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

See the Company's most recent annual report filed on Form 10-K
(Item 7A). There has been no material change in this information.

<Page 18>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note (10) to the Interim Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds

The Company issued 408,459 shares of stock during the quarter in connection with an acquisition made during the previous quarter. These shares were not registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption provided by Section 4 (2) of the Securities Act for transactions by an issuer not involving a public offering.

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

Current Report on Form 8-K dated May 18, 1999 (Item 7).
Current Report on Form 8-K dated June 29, 1999 (Item 7).
Current Report on Form 8-K dated July 28, 1999 (Item 7).


<Page 19>

                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 DEERE & COMPANY



Date:  September 3, 1999     By: s/ Nathan J. Jones
                                    Nathan J. Jones
                                    Senior Vice President,
                                    Principal Financial Officer
                                    and Principal Accounting
                                    Officer

<Page 20>

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

<Page 21>