Form 10-K405
period 1999-10-31
DEERE & CO
filed 2000-01-25
CIK 315189

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K 405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

Commission file number 1-4121

DEERE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware		36-2382580
(State of incorporation)		(IRS Employer Identification No.)
One John Deere Place, Moline, Illinois	61265	(309) 765-8000
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT
TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Frankfurt (Germany) Stock Exchange
5 1/2% Convertible Subordinated
Debentures Due 2001	New York Stock Exchange
8.95% Debentures Due 2019	New York Stock Exchange
8 1/2% Debentures Due 2022	New York Stock Exchange
6.55% Debentures Due 2028	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 1999 was $10,108,854,792. At December 31, 1999, 233,936,562 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 23, 2000 are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS.

Products

    Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

    The worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment—including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

    The worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry—including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders; and forestry harvesters.

    The worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses—including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

    The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

    The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, construction, and commercial and consumer equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

    John Deere's worldwide agricultural, construction, and commercial and consumer equipment and special technologies operations are sometimes referred to as the "Equipment Operations." The credit, health care and insurance operations are sometimes referred to as "Financial Services."

    In response to a recent accounting pronouncement, the Company's segments have been redefined to coincide with internal organizational structure, the way the operations are managed and evaluated by management and materiality considerations. The manufacture and distribution of engines and drivetrain components for the original equipment manufacturer market, previously aggregated with the construction equipment segment, are now allocated to all three major equipment segments. In addition, the operations of certain units involved in the development and marketing of special technologies, which were previously aggregated with the agricultural equipment and the commercial and consumer equipment segments, have been aggregated and included with the health care and insurance operations in the "Other" category, as they do not meet the materiality threshold included in the new accounting standard. The insurance operations were sold in 1999. Additional information is presented in the discussion of business segment and geographic area results on pages 25, 26 and 31 through 33. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

Market Conditions and Outlook

    Agricultural Equipment.  As a result of continued weakness in farm commodity prices, industry retail sales of farm machinery in North America are currently expected to be off by 5 to 10 percent next year. Declines of a similar nature are expected in other major markets. At the same time, farmers are in relatively good financial condition due to higher government payments. In light of this outlook, the Company has adopted a cautious approach, expecting sales and production volumes to trail prior-year levels early in 2000, but to be higher for the full year. The anticipated rise in sales is due to production being increased to track more closely with retail demand than in 1999. Sales are also expected to benefit from a positive response to several important new products.

    Construction Equipment.  Although higher interest rates and lower housing starts are expected to result in a moderate slowdown in industry sales of construction equipment next year, the Company expects to have higher sales in the year 2000 due largely to an expanded product line. Company sales in the early part of the year, however, are expected to be lower as a result of a continuation of dealer inventory adjustments. Made in conjunction with the Estimate to Cash initiative, these reductions should place the Company in a favorable inventory position going into the following year. Industry inventory levels, however, are a source of concern with respect to price realization.

    Commercial and Consumer Equipment.  Following strong gains this year, retail demand for the Company's commercial and consumer equipment is expected to achieve further growth next year, assuming normal weather patterns and a continuation of current economic conditions. These operations are expected to benefit from market-share growth, positive customer response to new products and continued international expansion.

    Credit Operations.  Credit should continue to benefit from a larger receivable and lease portfolio next year. However, higher growth expenditures, lower gains on the sale of retail notes and a weakened agricultural economy are expected to keep pressure on margins and bring about a sizeable reduction in overall results.

    Based on these conditions, the Company's worldwide physical volume of sales is currently expected to increase by approximately 10 percent for the year 2000. First-quarter physical volumes are expected to be slightly higher than in the comparable 1999 period. However, the mix of sales is expected to deteriorate and put significant downward pressure on profits for the first quarter.

    Despite the lower 1999 results, the Company has put itself in position to benefit from an upturn in the farm economy, whenever it occurs. At the same time, the Company remains on track with its product development plans, and numerous growth, quality, technology and Internet-related initiatives. In addition, the Company fulfilled its 1999 goal of generating strong cash flow and is setting the stage for markedly better results once the agricultural economy starts moving ahead and as other business opportunities take shape.

1999 Consolidated Results Compared with 1998

    Deere & Company net income in 1999 totaled $239 million, or $1.02 per share diluted ($1.03 basic), compared with last year's net income of $1,021 million, or $4.16 per share diluted ($4.20 basic). The decline in profits was largely due to a continuation of weak demand for agricultural equipment caused by depressed farm commodity prices. Cash flow from operations, however, was higher due to a reduction in agricultural equipment receivables of approximately $800 million, and a decline in construction equipment receivables of approximately $200 million. During the year, the Company implemented aggressive production schedule reductions in order to help balance receivables and inventories with forecasted levels of demand.

    Net sales and revenues decreased 15 percent to $11,751 million in 1999 compared with $13,822 million in 1998. Net sales of the Equipment Operations decreased 19 percent in 1999 to $9,701 million from $11,926 million last year. Overseas net sales were $2,678 million for the year, compared with $3,049 million in 1998. Overall, the Company's worldwide physical volume of sales decreased 18 percent for the year.

    The Company's Equipment Operations, which exclude the Financial Services operations, had operating profit of $272 million in 1999 compared with $1,476 million in 1998.

    Net income of the Company's Financial Services operations improved in 1999, totaling $187 million compared with $175 million in 1998. Finance and interest income increased to $1,027 million in 1999, compared with $887 million last year. Additional information is presented in the discussion of credit operations on pages 28 and 29.

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

    Large, cost-efficient, highly-mechanized agricultural operations account for an important share of total North American and Australian farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self-propelled combines and self-propelled cotton pickers.

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

    An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors, the competitive environment is undergoing significant change.

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

    John Deere construction equipment falls into three broad categories: smaller earthmoving equipment; medium capacity construction and earthmoving equipment; and forestry machines. The Equipment Operations' construction equipment business began in the late 1940s with wheel and crawler tractors of a size and horsepower range similar to agricultural tractors, utilizing common components. Through the years, the Equipment Operations have substantially increased production capacity for construction equipment, adding to the line larger machines such as crawler loaders and dozers, log skidders, motor graders, hydraulic excavators and four-wheel-drive loaders. During 1999, the division added articulated dump trucks, larger excavators and mini-excavators to its product line. The division's products incorporate technology and many major components similar to those used in agricultural equipment, including diesel engines, transmissions and sophisticated hydraulics and electronics. In addition to the construction equipment manufactured by the construction equipment division, certain products are purchased from other manufacturers for resale by John Deere.

    The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and Mexico and for the distribution of excavators in North, Central and South America. The Company also has supply agreements with Hitachi under which a broad range of construction products manufactured by John Deere in the United States, including four-wheel-drive loaders and small crawler dozers, are distributed by Hitachi in Japan and other Far East markets. The Company also has an agreement with Bell Equipment of South Africa to distribute articulated dump tucks in North America.

    The division has also taken a number of initiatives in the rental equipment market for construction machinery including specially designed rental programs for Deere dealers, expanded cooperation with major national equipment rental companies, and direct participation in the rental market, through the Company's minority ownership in Sunstate Equipment Co., LLC. After the end of the fiscal year, the Company announced the pending acquisition, subject to regulatory approval, of the Timberjack Group, a producer of forestry equipment headquartered in Helsinki, Finland. Additional information on the pending acquisition appears on page 42.

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

    The division sells entry-level lawn, yard and garden tractors and walk-behind mowers under the name "Sabre by John Deere" in North America. The division also sells consumer products under the Homelite and Green Machine brand names and sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name. The division also builds products for sale by others. Beginning in 1999, the Company has built products under the Scott's™ brand for sale through Home Depot stores.

    In addition to the equipment manufactured by the commercial and consumer division, certain products are purchased from other manufacturers for resale by John Deere.

Engineering and Research

    John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $458 million, or 4.7 percent of net sales of equipment in 1999, and $444 million, or 3.7 percent in 1998.

Manufacturing

    Manufacturing Plants.  In the United States and Canada, the Equipment Operations own and operate 22 factory locations, which contain approximately 30.2 million square feet of floor space. Seven of the factories are devoted primarily to the manufacture of agricultural equipment, eight to commercial and consumer equipment, two to construction equipment, one to engines, one to hydraulics and power train components, two to special technology equipment, and one to power train components manufactured mostly for OEM markets. Overseas, the Equipment Operations own and operate tractor factories in Germany, Mexico and Brazil; agricultural equipment factories in France, Germany, Mexico, Brazil, the Netherlands and South Africa; engine factories in France, Mexico and Argentina; a component factory in Spain; and commercial and consumer facilities in Germany, Mexico and the Netherlands. These overseas facilities contain approximately 8.5 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China and the United States and a joint venture that builds construction excavators in the United States.

    John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

    The Equipment Operations manufacture many of the components included in their products. The principal raw materials required for the manufacture of products are purchased from numerous suppliers. Although the Equipment Operations depend upon outside sources of supply for a substantial number of components, manufacturing operations are extensively integrated. Similar or common manufacturing facilities and techniques are employed in the production of components for agricultural, construction, and commercial and consumer equipment.

    The physical volume of sales in 1999 was 18 percent lower than in 1998. Capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation, so that manufacturing processes can remain viable at varying production levels and can be flexible enough to accommodate many of the product design changes required to meet market requirements.

    In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance customer responsiveness. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products at the times when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and compensation incentives related to productivity and organizational structure. The Equipment Operations also pursue the sale to other companies of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

    Capital Expenditures.  The agricultural, construction, and commercial and consumer operations' capital expenditures totaled $291 million in 1999 compared with $425 million in 1998 and $479 million in 1997. Provisions for depreciation applicable to these operations' property, plant and equipment during these years were $268 million, $267 million and $253 million, respectively. Capital expenditures for these operations in 2000 are currently estimated to approximate $500 million. The 2000 expenditures will be associated with new products, operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

    John Deere owns a significant number of patents, licenses and trademarks which have been obtained over a period of years. The Company believes that, in the aggregate, the rights under these patents, licenses and trademarks are generally important to its operations, but does not consider that any patent, license, trademark or related group of them (other than its house trademarks) is of material importance in relation to John Deere's business.

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

    The sales branches in the United States and Canada market John Deere products at approximately 3,380 dealer locations, all of which are independently owned. 1,675 sell agricultural equipment, while 420 sell construction equipment. Smaller construction equipment is sold by nearly all of the construction equipment dealers and larger construction equipment, forestry equipment and a line of light construction equipment are sold by most of these dealers. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction equipment dealers, and about 1,285 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite, Green Machine and Scott's™ product lines are sold through independent dealers and various general and mass merchandisers.

    Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 110 countries by sales branches located in five European countries, South Africa, Mexico, Brazil, Argentina, Uruguay and Australia, by export sales branches in Europe and the United States, and by associated companies doing business in the former Soviet Union and China. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, construction equipment is sold primarily by an export sales branch located in the United States.

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

    Sales to overseas dealers are made by the Equipment Operations' overseas and export sales branches and are, for the most part, financed by John Deere in a manner similar to that provided for sales to dealers in the United States, although maturities tend to be shorter overseas and a security interest is not always retained in the equipment sold.

    Receivables from dealers, which largely represent dealer inventories, were $3.3 billion at October 31, 1999 compared with $4.1 billion at October 31, 1998 and $3.3 billion at October 31, 1997. At those dates, the ratios of worldwide net dealer receivables to fiscal year net sales, were 34 percent, 34 percent and 30 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $4.3 billion at April 30, 1999 and $4.4 billion at April 30, 1998. Wholesale financing is also provided by the Company's credit segment. See "Financial Services—Credit Operations" below.

FINANCIAL SERVICES

Credit Operations

    United States, Canada, Mexico, Australia, New Zealand, Germany, France and the United Kingdom.  The Company's credit subsidiaries provide and administer financing for retail purchases of new and used John Deere agricultural, construction, and commercial and consumer equipment. The credit operations also provide wholesale financing for wholesale inventories of John Deere agricultural and John Deere construction equipment owned by dealers of those products. The Company's credit subsidiaries include John Deere Credit Company, John Deere Capital Corporation (Capital Corporation) and its subsidiaries (Deere Credit, Inc., Farm Plan Corporation, Deere Credit Services, Inc., John Deere Receivables, Inc., John Deere Funding Corporation, Senstar Capital Corporation, Arrendadora John Deere, S.A. de C.V., John Deere Credit Group, Plc and John Deere Credit Limited—United Kingdom, and John Deere Credit Limited— Australia, among others), and John Deere Credit Inc. (Canada) (collectively referred to as the Credit Companies). Deere & Company and John Deere Construction Equipment Company are referred to as the "sales companies." The Capital Corporation purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States and Mexico. John Deere Credit Inc. purchases and finances retail notes acquired by John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. During the year, the Credit Companies also purchased and financed retail notes unrelated to John Deere, representing primarily recreational product notes acquired from independent dealers of recreational vehicles. The Credit Companies also finance and service revolving charge accounts through merchants or leading farm input providers in the agricultural, construction, and lawn and grounds care retail markets and, additionally, provide wholesale financing for wholesale inventories of recreational vehicles, manufactured housing units, yachts and John Deere engines.

    Retail notes acquired by the sales companies have been immediately sold to the Credit Companies. The Equipment Operations have been the Credit Companies' major source of business, but in some cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

    The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and construction equipment, 10 percent on lawn and grounds care equipment used for personal use, and 10 percent for recreational vehicles. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the Equipment Operations equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

    Retail leases are offered to equipment users in the United States, Mexico, France, the United Kingdom, Australia and New Zealand. A small number of leases are executed with units of local government. Leases are usually written for periods of one to six years, and frequently contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and the Company's Canadian subsidiary, John Deere Limited.

    The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 1999 and 1998, the Capital Corporation's ratios were 1.64 to 1 and 1.63 to 1, respectively. The Company has also committed to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Capital Corporation or any of its direct or indirect subsidiaries. No payments were necessary under this agreement in 1998 or 1999. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 28 and 29.

    Overseas.  John Deere Credit Limited (United Kingdom) offers equipment financing products within the United Kingdom. Arrendadora John Deere, S.A. de C.V. offers equipment financing products within Mexico. John Deere Credit-Germany, a partnership, offers equipment financing within Germany. John Deere Credit Limited (Australia) offers equipment financing products within Australia and New Zealand. John Deere Credit S.A.S., a joint venture, offers equipment financing in France. Banco John Deere (Brazil) offers equipment financing products within Brazil. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

Health Care

    In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which had been developed from efforts to control its own health care costs. John Deere Health Care currently provides health management programs and related administrative services, through its health maintenance organization subsidiaries, John Deere Family Healthplan, Inc. and John Deere Health Plan, Inc., for companies located in Illinois, Iowa, South Carolina, Tennessee and Virginia. At October 31, 1999, approximately 414,000 individuals were enrolled in these programs, of which approximately 70,800 were John Deere employees, retirees and their dependents. During the fiscal year, John Deere Health Care dissolved its subsidiary, John Deere Healthplan of Georgia, Inc., and exited the Georgia market for commercial insured business. In addition, John Deere Health Care's subsidiary, Heritage National Healthplan, Inc., changed its name to John Deere Health Plan, Inc. In December 1999, John Deere Health Care's other subsidiary, John Deere Family Healthplan, Inc., was merged into John Deere Health Plan, Inc., effectively creating one health maintenance subsidiary.

Insurance

    The Company's insurance subsidiaries, consisting of John Deere Insurance Group, Inc. and its subsidiaries, were sold during 1999. The insurance group marketed commercial property/casualty insurance coverages and services to selected market segments, including agricultural equipment, construction equipment and automobile dealerships, trucking operations, and specialty insurance.

Environmental Matters

    The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites currently owned and the evaluation of a limited number of sites that may be acquired in pending acquisitions, including the pending acquisition of the Timberjack Group. Additional information on the pending acquisition appears on page 42. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Employees

    At October 31, 1999, John Deere had approximately 38,700 full-time employees, including approximately 25,900 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 45 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

    The majority of employees at John Deere facilities in Canada and overseas are also represented by unions.

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

Name, age and office (at December 31, 1999), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Hans W. Becherer	64	Chairman	1990	1990 and prior, President
Ferdinand F. Korndorf(1)	50	Division President	1995	1994-95 Senior Vice President; 1991-94 Vice President
Robert W. Lane(1)	50	Division President	1999	1998-99 Senior Vice President, Ag Division, and Managing Director, Region II; 1996-98 Senior Vice President and Chief Financial Officer; 1995-96 Senior Vice President, Ag Division; 1992-95 Director Latin America, the Far East, Australia and South Africa
Pierre E. Leroy	51	Division President	1996	1994-96 Senior Vice President and Chief Financial Officer; 1994 and prior, Vice President and Treasurer
Michael P. Orr	52	Division President	1997	1997 and prior, President, John Deere Credit
Nathan J. Jones	43	Senior Vice President and Chief Financial Officer	1998	1995-98 Vice President and Treasurer; 1994 and prior, Assistant Treasurer
John K. Lawson	59	Senior Vice President	1996	1995-96 Division President; 1992-95 Senior Vice President
Frank S. Cottrell	57	Senior Vice President and General Counsel	1998	1993-98, Vice President, Secretary and General Counsel
(1)
On January 12, 2000, Mr. Lane was named President and Chief Operating Officer and Mr. Korndorf was named Division President for agricultural equipment.

ITEM 2. PROPERTIES.

    See "Manufacturing" in Item 1.

    The Equipment Operations also own and occupy buildings housing seven sales branches, one centralized parts depot, five regional parts depots and several transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.0 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Europe and Australia. These facilities contain approximately 1.1 million square feet of floor space.

    Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.1 million square feet of floor space and miscellaneous other facilities total 0.5 million square feet. John Deere also leases space in various locations totaling about 2.9 million square feet.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit, software licensing, patent and trademark matters. On August 13, 1999 the Federal District Court in Chicago granted a motion for summary judgment in favor of the Company in a lawsuit entitledCaterpillar Inc. v. Deere & Company in which Caterpillar had charged Deere & Company with infringement of a patent on rubber tracked tractors. In granting the motion for summary judgment filed by Deere & Company, the District Court Judge determined there was no infringement. Caterpillar has appealed the case. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Information (Unaudited)" on page 42.

ITEM 6. SELECTED FINANCIAL DATA.

    Financial Summary

(Millions of dollars except per share amounts)	1999	1998	1997	1996	1995
For the Year Ended October 31:
Total net sales and revenues	$11,751	$13,822	$12,791	$11,229	$10,291
Net income	$239	$1,021	$960	$817	$706
Net income per share—basic	$1.03	$4.20	$3.78	$3.14	$2.71
Net income per share—diluted	$1.02	$4.16	$3.74	$3.11	$2.69
Dividends declared per share	$.88	$.88	$.80	$.80	$.75
At October 31:
Total assets	$17,578	$18,002	$16,320	$14,653	$13,847
Long-term borrowings	$3,806	$2,792	$2,623	$2,425	$2,176

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information under the caption "Management's Discussion and Analysis" on pages 25 through 30.

Year 2000 Status Update

    No public infrastructure problems or any facilities related problems were encountered by John Deere locations during the rollover to the year 2000. After extensive system verification and testing the Company's systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 problem.

    John Deere manufactured products do not contain microprocessors with date-related functions so therefore are unaffected by Year 2000 rollover concerns.

    The Company continues to monitor the status of our operations, suppliers and distribution channels to ensure no significant business interruptions.

    The Company took a multi-faceted approach to minimize business interruption arising from the rollover to the Year 2000 and approached Year 2000 readiness as an enterprise-wide project. The Company's Year 2000 Program addressed the eight major assessment areas identified by Automotive Industry Action Group. These areas include business information systems, mainframe and personal computers, the distributed network and purchased software, the shop floor, facilities systems, the Company's products and product research and development facilities, and the readiness of the Company's suppliers and distribution network.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under "Management's Discussion and Analysis" on page 30, the "Financial Instruments" note on page 41 and the supplementary data under "Financial Instrument Risk Information" on page 43.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the consolidated financial statements and notes thereto and supplementary data on pages 18 through 24 and 31 through 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information regarding directors in the proxy statement dated January 19, 2000 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office", is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION.

    The information in the proxy statement under the captions "Compensation of Executive Officers" and "Compensation of Directors" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a)
  Security ownership of certain beneficial owners.

    The information on the security ownership of certain beneficial owners in the proxy statement under the caption "Principal Holders of Voting Securities" is incorporated herein by reference.

  (b)
  Security ownership of management.

    The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions "Election of Directors", "Directors Continuing in Office", "Named Executive Officers Who Are Not Directors", "Summary Compensation Table" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" is incorporated herein by reference.

  (c)
  Change in control.

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

		Page
(a) (1)	Financial Statements
	Statement of Consolidated Income for the years ended October 31, 1999, 1998 and 1997	18
	Consolidated Balance Sheet, October 31, 1999 and 1998	20
	Statement of Consolidated Cash Flows for the years ended October 31, 1999, 1998 and 1997	22
	Statement of Changes in Consolidated Stockholders' Equity for the years ended October 31, 1999, 1998 and 1997.	24
	Notes to Consolidated Financial Statements	31
(a) (2)	Schedule to Consolidated Financial Statements
	Schedule II—Valuation and Qualifying Accounts for the years ended October 31, 1999, 1998 and 1997	48
(a) (3)	Exhibits
	See the "Index to Exhibits" on pages 49 and 50 of this report.

	Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.
(b)	Reports on Form 8-K.
	Current reports on Form 8-K dated August 17, 1999 (Item 7).
	Financial Statement Schedules Omitted
	The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)			EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)			FINANCIAL SERVICES
	Year Ended October 31			Year Ended October 31			Year Ended October 31
	1999	1998	1997	1999	1998	1997	1999	1998	1997
	(in millions of dollars except per share amounts)
Net Sales and Revenues
Net sales of equipment	$9,701.2	$11,925.8	$11,081.7	$9,701.2	$11,925.8	$11,081.7
Finance and interest income	1,104.4	1,007.1	867.4	92.5	131.1	114.8	$1,027.1	$887.0	$757.6
Insurance and health care premiums	716.1	692.9	668.1				741.9	720.8	697.2
Investment income	61.4	73.1	67.2	1.1			60.3	73.1	67.2
Other income	167.8	122.6	107.0	86.1	40.4	47.6	110.2	85.9	63.1

Total	11,750.9	13,821.5	12,791.4	9,880.9	12,097.3	11,244.1	1,939.5	1,766.8	1,585.1

Costs and Expenses
Cost of goods sold	8,177.5	9,233.7	8,481.1	8,193.1	9,252.7	8,499.3
Research and development expenses	458.4	444.4	412.3	458.4	444.4	412.3
Selling, administrative and general expenses	1,362.1	1,309.4	1,320.7	953.6	932.5	940.3	411.4	382.8	388.9
Interest expense	556.6	519.4	422.2	161.9	128.0	80.8	409.9	402.3	346.4
Insurance and health care claims and benefits	594.9	579.0	554.0				602.8	585.8	560.2
Other operating expenses	236.3	175.6	94.0	28.6	50.4	19.5	235.6	125.2	74.4

Total	11,385.8	12,261.5	11,284.3	9,795.6	10,808.0	9,952.2	1,659.7	1,496.1	1,369.9

Income of Consolidated Group before Income Taxes	365.1	1,560.0	1,507.1	85.3	1,289.3	1,291.9	279.8	270.7	215.2
Provision for income taxes	134.7	553.9	550.9	42.1	458.1	475.2	92.6	95.8	75.7

Income of Consolidated Group	230.4	1,006.1	956.2	43.2	831.2	816.7	187.2	174.9	139.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	(.3)	.1	(1.4)	174.9	162.8	147.2	(.3)	.1	(1.4)
Other	9.1	15.2	5.3	21.1	27.4	(3.8)	.1	.2

Total	8.8	15.3	3.9	196.0	190.2	143.4	(.2)	.3	(1.4)

Net Income	$239.2	$1,021.4	$960.1	$239.2	$1,021.4	$960.1	$187.0	$175.2	$138.1

Per Share Data
Net income—basic	$1.03	$4.20	$3.78
Net income—diluted	$1.02	$4.16	$3.74
Dividends declared	$.88	$.88	$.80

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect primarily the results of the agricultural equipment, construction equipment and commercial and consumer equipment operations. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements on pages 31 through 43 are an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	October 31		October 31		October 31
	1999	1998	1999	1998	1999	1998
	(In millions of dollars except per share amounts)
ASSETS
Cash and short-term investments	$295.5	$309.7	$111.7	$68.3	$183.8	$241.5
Cash deposited with unconsolidated subsidiaries			117.4	139.6

Cash and cash equivalents	295.5	309.7	229.1	207.9	183.8	241.5
Marketable securities	315.5	867.3	205.3		110.1	867.3
Receivables from unconsolidated subsidiaries and affiliates	30.2	36.2	266.0	95.5	4.8
Trade accounts and notes receivable—net	3,251.1	4,059.2	3,251.1	4,059.2
Financing receivables—net	6,742.6	6,332.7	118.4	85.8	6,624.2	6,246.9
Other receivables	273.9	536.8	129.4	139.4	144.5	397.3
Equipment on operating leases—net	1,654.7	1,209.2	2.6	218.6	1,652.2	990.6
Inventories	1,294.3	1,286.7	1,294.3	1,286.7
Property and equipment—net	1,782.3	1,700.3	1,738.8	1,653.9	43.5	46.4
Investments in unconsolidated subsidiaries and affiliates	151.5	172.0	1,362.8	1,620.4	9.9	20.3
Intangible assets—net	295.1	217.6	294.8	210.1	.3	7.6
Prepaid pension costs	619.9	674.3	619.9	674.3
Other assets	185.5	109.7	95.7	78.3	89.8	31.4
Deferred income taxes	598.1	396.3	592.9	372.6	5.2	23.7
Deferred charges	88.0	93.5	80.8	63.3	7.2	30.1

Total	$17,578.2	$18,001.5	$10,281.9	$10,766.0	$8,875.5	$8,903.1

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$4,488.2	$5,322.1	$642.2	$1,512.4	$3,846.0	$3,809.7
Payables to unconsolidated subsidiaries and affiliates	15.5	31.1	15.5	43.0	358.1	187.0
Accounts payable and accrued expenses	2,432.8	2,853.2	1,891.9	2,098.1	540.8	755.1
Insurance and health care claims and reserves	55.4	411.3			55.4	411.3
Accrued taxes	144.8	144.9	138.1	142.1	6.8	2.8
Deferred income taxes	63.0	19.7	7.2	19.7	55.8
Long-term borrowings	3,806.2	2,791.7	1,036.1	552.9	2,770.1	2,238.8
Retirement benefit accruals and other liabilities	2,478.0	2,347.7	2,456.6	2,318.0	21.3	29.7

Total liabilities	13,483.9	13,921.7	6,187.6	6,686.2	7,654.3	7,434.4

STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized—600,000,000 shares; issued—265,760,670 shares in 1999 and 263,852,871 shares in 1998), at stated value	1,850.4	1,789.8	1,850.4	1,789.8	229.1	237.1
Common stock in treasury, 31,995,775 shares in 1999 and 31,542,845 shares in 1998, at cost	(1,469.4)	(1,467.6)	(1,469.4)	(1,467.6)
Unamortized restricted stock compensation	(21.3)	(7.2)	(21.3)	(7.2)
Retained earnings	3,855.3	3,839.5	3,855.3	3,839.5	1,005.6	1,223.2

Total	4,215.0	4,154.5	4,215.0	4,154.5	1,234.7	1,460.3

Minimum pension liability adjustment	(18.9)	(18.7)	(18.9)	(18.7)
Cumulative translation adjustment	(107.4)	(80.5)	(107.4)	(80.5)	(15.0)	(16.1)
Unrealized gain on marketable securities.	5.6	24.5	5.6	24.5	1.5	24.5

Accumulated other comprehensive income (loss)	(120.7)	(74.7)	(120.7)	(74.7)	(13.5)	8.4

Total stockholders' equity	4,094.3	4,079.8	4,094.3	4,079.8	1,221.2	1,468.7

Total	$17,578.2	$18,001.5	$10,281.9	$10,766.0	$8,875.5	$8,903.1

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements on pages 31 through 43 are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)			EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)			FINANCIAL SERVICES
	Year Ended October 31			Year Ended October 31			Year Ended October 31
	1999	1998	1997	1999	1998	1997	1999	1998	1997
	(in millions of dollars)
Cash Flows from Operating Activities
Net income	$239.2	$1,021.4	$960.1	$239.2	$1,021.4	$960.1	$187.0	$175.2	$138.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	73.5	57.0	51.0	5.6	6.4	12.8	67.9	50.6	38.2
Provision for depreciation	513.3	418.0	365.6	269.9	282.6	272.0	243.4	135.4	93.5
Undistributed earnings of unconsolidated subsidiaries and affiliates	(3.7)	(9.7)	(.3)	(115.3)	(127.9)	(3.0)	(.4)	(.2)	1.5
Provision (credit) for deferred income taxes	(162.4)	141.9	(6.9)	(203.2)	115.3	(4.6)	40.8	26.6	(2.4)
Changes in assets and liabilities:
Receivables	802.3	(724.6)	(175.2)	802.4	(739.1)	(232.8)		14.4	57.7
Inventories	50.7	(192.6)	(255.2)	50.7	(192.6)	(255.2)
Accounts payable and accrued expenses	(170.8)	(40.7)	186.3	(172.1)	(70.0)	198.2	1.3	29.3	(11.9)
Insurance and health care claims and reserves	(8.5)	(3.5)	(22.9)				(8.5)	(3.5)	(22.9)
Retirement benefit accruals	215.7	(84.9)	41.0	222.0	(82.9)	26.7	(6.3)	(2.1)	14.2
Other	(114.8)	(165.4)	13.2	(24.1)	(101.3)	31.7	(90.7)	(63.9)	(18.4)

Net cash provided by operating activities	1,434.5	416.9	1,156.7	1,075.1	111.9	1,005.9	434.5	361.8	287.6

Cash Flows from Investing Activities
Collections of financing receivables	6,017.1	5,685.3	5,324.1	23.0	36.1	55.4	5,994.1	5,649.2	5,268.7
Proceeds from sales of financing receivables	2,481.6	1,859.9	968.0			.1	2,481.6	1,859.9	967.9
Proceeds from maturities and sales of marketable securities	115.4	187.3	226.0				115.4	187.3	226.0
Proceeds from sales of equipment on operating leases	191.3	154.5	101.9		65.7	48.8	191.3	88.8	53.1
Proceeds from sale of a business	179.1			179.1
Cost of financing receivables acquired	(8,186.2)	(7,521.5)	(6,805.0)	(50.8)	(41.0)	(36.4)	(8,135.4)	(7,480.5)	(6,768.6)
Purchases of marketable securities	(92.9)	(224.9)	(166.7)				(92.9)	(224.9)	(166.7)
Purchases of property and equipment	(315.5)	(434.8)	(484.9)	(304.4)	(421.6)	(473.8)	(11.1)	(13.1)	(11.2)
Cost of operating leases acquired	(833.5)	(752.3)	(540.8)	(2.7)	(123.5)	(111.4)	(830.8)	(628.8)	(429.4)
Acquisitions of businesses	(215.8)	(103.0)	(45.7)	(151.9)	(95.9)	(37.2)	(63.9)	(7.2)	(8.5)
Other	7.6	27.6	39.0	19.7	13.3	2.0	(12.2)	15.6	8.0

Net cash used for investing activities	(651.8)	(1,121.9)	(1,384.1)	(288.0)	(566.9)	(552.5)	(363.9)	(553.7)	(860.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(1,650.7)	802.3	524.5	(961.9)	1,184.8	(2.8)	(688.8)	(382.5)	527.3
Change in intercompany receivables/payables				(32.5)	(15.0)	55.5	10.2	(195.4)	(250.4)
Proceeds from long-term borrowings	2,902.1	2,067.6	1,150.0	499.8	199.4		2,402.3	1,868.2	1,150.0
Principal payments on long-term borrowings	(1,796.2)	(1,106.4)	(816.8)	(19.1)	(38.9)	(128.0)	(1,777.0)	(1,067.5)	(688.8)
Proceeds from issuance of common stock	4.2	22.7	34.8	4.2	22.7	34.8			29.0
Repurchases of common stock	(49.0)	(885.9)	(419.1)	(49.0)	(885.9)	(419.1)
Dividends paid	(205.4)	(212.4)	(204.3)	(205.4)	(212.4)	(204.3)	(75.0)	(56.8)	(136.8)
Other	(.1)	(1.2)	(.2)	(.2)	(1.1)	(.2)		(1.3)

Net cash provided by (used for) financing activities	(795.1)	686.7	268.9	(764.1)	253.6	(664.1)	(128.3)	164.7	630.3

Effect of Exchange Rate Changes on Cash	(1.8)	(2.0)	(3.0)	(1.8)	(1.9)	(2.9)		(.1)

Net Increase (Decrease) in Cash and Cash Equivalents	(14.2)	(20.3)	38.5	21.2	(203.3)	(213.6)	(57.7)	(27.3)	57.2
Cash and Cash Equivalents at Beginning of Year	309.7	330.0	291.5	207.9	411.2	624.8	241.5	268.8	211.6

Cash and Cash Equivalents at End of Year	$295.5	$309.7	$330.0	$229.1	$207.9	$411.2	$183.8	$241.5	$268.8

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described on page 31 of the notes to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements on pages 31 through 43 are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock*	Retained Earnings	Other Comprehensive Income (Loss)
	(in millions of dollars)
Balance October 31, 1996	$3,557.2	$1,770.1	$(265.9)	$(11.1)	$2,299.5	$(235.4)

Comprehensive income (loss)
Net income	960.1				960.1
Other comprehensive income
Minimum pension liability adjustment	221.4					221.4
Cumulative translation adjustment	(43.4)					(43.4)
Unrealized gain on marketable securities	8.2					8.2

Total comprehensive income	1,146.3

Repurchases of common stock	(419.1)		(419.1)
Treasury shares reissued	71.9		71.9
Dividends declared	(202.1)				(202.1)
Other stockholder transactions	(7.0)	8.4		(6.3)	(9.1)

Balance October 31, 1997	4,147.2	1,778.5	(613.1)	(17.4)	3,048.4	(49.2)

Comprehensive income (loss)
Net income	1,021.4				1,021.4
Other comprehensive income
Minimum pension liability adjustment	(4.7)					(4.7)
Cumulative translation adjustment	(23.1)					(23.1)
Unrealized gain on marketable securities	2.3					2.3

Total comprehensive income	995.9

Repurchases of common stock	(885.9)		(885.9)
Treasury shares reissued	31.4		31.4
Dividends declared	(213.3)				(213.3)
Other stockholder transactions	4.5	11.3		10.2	(17.0)

Balance October 31, 1998	4,079.8	1,789.8	(1,467.6)	(7.2)	3,839.5	(74.7)

Comprehensive income (loss)
Net income	239.2				239.2
Other comprehensive income
Minimum pension liability adjustment	(.2)					(.2)
Cumulative translation adjustment	(26.9)					(26.9)
Unrealized loss on marketable securities	(18.9)					(18.9)

Total comprehensive income	193.2

Repurchases of common stock	(49.0)		(49.0)
Treasury shares reissued	47.2		47.2
Dividends declared	(204.2)				(204.2)
Other stockholder transactions	27.3	60.6		(14.1)	(19.2)

Balance October 31, 1999	$4,094.3	$1,850.4	$(1,469.4)	$(21.3)	$3,855.3	$(120.7)

The notes to consolidated financial statements on pages 31 through 43 are an integral part of this statement.

*Unamortized restricted stock includes restricted stock issued at market price net of amortization to compensation expense.

MANAGEMENT'S DISCUSSIONAND ANALYSIS (Unaudited)

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

    Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a broad range of equipment for construction and forestry; a variety of commercial and consumer equipment; and other technological products and services. The company also provides credit services and managed health care plans. Additional information on these business segments is presented beginning on page 31.

1999 COMPARED WITH 1998

CONSOLIDATED RESULTS

    Net income in 1999 totaled $239 million, or $1.02 per share diluted ($1.03 basic), compared with $1,021 million, or $4.16 per share diluted ($4.20 basic), in 1998. The decline in profits was largely due to a continuation of weak demand for agricultural equipment caused by depressed farm commodity prices. Cash flow from operations, however, was higher due to a reduction in agricultural equipment receivables of approximately $800 million, and a decline in construction equipment receivables of approximately $200 million. During the year, the company implemented aggressive production schedule reductions in order to help balance receivables and inventories with forecasted levels of demand.

    Net sales and revenues decreased 15 percent to $11,751 million in 1999, compared with $13,822 million in 1998. Net sales of the Equipment Operations decreased 19 percent in 1999 to $9,701 million from $11,926 million last year. Overseas net sales were $2,678 million for the year, compared with $3,049 million in 1998. Overall, the company's worldwide physical volume of sales decreased 18 percent for the year.

    The company's Equipment Operations, which exclude the Financial Services operations, had operating profit of $272 million in 1999, compared with $1,476 million in 1998. Lower sales and production volumes of agricultural and construction equipment, an adverse sales mix and the cost of early-retirement programs affected the 1999 results. Largely due to the reduction in agricultural and construction trade receivables, equipment operations' assets ended the year at $8,702 million, 4 percent below the previous year.

    Net income of the company's Financial Services operations improved in 1999 totaling $187 million, compared with $175 million in 1998. Finance and interest income increased to $1,027 million in 1999, compared with $887 million last year. Additional information for the credit operations is presented on pages 28 and 29.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

    In 1999, the company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, the operating segments have been redefined to coincide with internal management reporting and previously reported operating results have been restated. The following discussion of operating results by reportable segment and geographic area relates to information beginning on page 31. Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

1999 NET SALES AND REVENUES BY BUSINESS SEGMENT
[PIE CHART APPEARS HERE]

          Agricultural Equipment 44%
          Commercial and Consumer Equipment 23%
          Construction Equipment 16%
          Credit 10%
          Other 7%

WORLDWIDE AGRICULTURAL EQUIPMENT
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Net Sales (in billions)	$7.3	$7.5	$5.1	Operating Profit (Loss) (in millions)	$1,048	$941	$(51)

     The agricultural equipment segment incurred an operating loss of $51 million in 1999, compared with an operating profit of $941 million in 1998. Lower sales and production volumes, especially of high-horsepower, high-margin agricultural equipment, were primary reasons for the loss as sales decreased 31 percent in 1999, compared with 1998. Lower production volumes, however, have helped achieve a substantial reduction in trade receivables and improved cash flow. Results were also affected by the $68 million pretax cost of early-retirement programs and higher sales incentive costs, with an emphasis on used goods. Overseas operations, which experienced a more moderate decline in sales than in North America, continued to be positive contributors to the segment's results. These operations, as well, are benefitting from increased market shares and strong response to innovative products.

WORLDWIDE CONSTRUCTION EQUIPMENT
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Net Sales (in billions)	$2.0	$2.3	$1.9	Operating Profit (in millions)	$245	$326	$149

     The construction equipment segment had an operating profit of $149 million in 1999, compared to $326 million in 1998. Sales decreased 18 percent in 1999, compared to last year. During the early part of 1999, the segment began implementation of its Estimate to Cash order-fulfillment initiative, which is aimed at better matching product availability with customer requirements, while reducing field inventories. Although retail sales remained at favorable levels, company sales and production volumes declined as dealers reduced field inventories largely due to this initiative. The reduction, however, also reflects a weaker business outlook. In addition, the 1999 results were affected by higher sales incentive costs.

WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Net Sales (in billions)	$1.8	$2.2	$2.6	Operating Profit (in millions)	$115	$213	$213

     The commercial and consumer equipment segment had an operating profit of $213 million in 1999 and 1998. The 1999 results benefited from a 21 percent increase in sales and higher production volumes driven by strong retail demand and market-share gains, offset by higher expenses for the development and introduction of new products and the start-up of new facilities.

WORLDWIDE CREDIT OPERATIONS
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Revenues (in billions)	$.8	$1.0	$1.1	Operating Profit (in millions)	$232	$256	$274

     The operating profit of the credit operations improved to $274 million in 1999, compared with $256 million in 1998. Additional credit operations information is discussed on pages 28 and 29.

    The company's other operations had an aggregate operating loss of $33 million for the year, compared with an operating profit of $11 million in 1998. These results reflected start-up costs and goodwill amortization at the newly formed John Deere Special Technologies Group, which encompasses communications, electronics, software and Internet-related products and services. Additionally, losses were incurred in the insurance subsidiaries, which were sold during the year. Partly offsetting these factors were higher earnings from the company's health care operations.

UNITED STATES AND CANADA EQUIPMENT OPERATIONS
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Net Sales (in billions)	$8.0	$8.9	$7.0	Operating Profit (in millions)	$1,101	$1,177	$48

    The United States and Canadian equipment operations had an operating profit of $48 million in 1999, compared with $1,177 million last year. The decrease was primarily due to significantly lower sales and production volumes of agricultural and construction equipment, and early-retirement program costs. Sales decreased 21 percent in 1999 and the physical volume of sales decreased 19 percent, compared with last year.

OVERSEAS EQUIPMENT OPERATIONS
[BAR CHART APPEARS HERE]

	97	98	99		97	98	99
Net Sales (in billions)	$3.1	$3.0	$2.7	Operating Profit (in millions)	$301	$299	$224

    The overseas equipment operations had an operating profit of $224 million in 1999, compared with $299 million last year, primarily due to lower sales and production volumes. As previously mentioned, the decline in overseas sales has been more moderate than in North America. In addition, these operations benefited from increased market shares and strong customer reception to innovative products. Overseas sales were 12 percent lower than last year, while the physical volume of sales decreased 13 percent in 1999, compared with 1998.

MARKET CONDITIONS AND OUTLOOK

Agricultural Equipment

    As a result of continued weakness in farm commodity prices, industry retail sales of farm machinery in North America are currently expected to be off by 5 to 10 percent next year. Declines of a similar nature are expected in other major markets. At the same time, farmers are in relatively good financial condition due to higher government payments. In light of this outlook, the company has adopted a cautious approach, expecting sales and production volumes to trail prior-year levels early in 2000, but to be higher for the full year. The anticipated rise in sales is due to production being increased to track more closely with retail demand than in 1999. Sales are also expected to benefit from a positive response to several important new products.

Construction Equipment

    Although higher interest rates are expected to result in a moderate slowdown in industry sales next year, the company expects to have higher sales in the year 2000 due largely to an expanded product line. Company sales in the early part of the year, however, are expected to be lower as a result of a continuation of dealer inventory adjustments. Made in conjunction with the Estimate to Cash initiative, these reductions place the company in a favorable inventory position going into the following year. Industry inventory levels, however, are a source of concern with respect to price realization.

Commercial and Consumer Equipment

    Following strong gains this year, retail demand for the company's commercial and consumer equipment is expected to achieve further growth next year, assuming normal weather patterns and a continuation of current economic conditions. These operations are expected to benefit from market-share growth, positive customer response to new products and continued international expansion.

Credit Operations

    Credit should continue to benefit from a larger receivable and lease portfolio next year. However, higher growth expenditures, lower gains on the sale of retail notes and a weakened agricultural economy are expected to keep pressure on margins and bring about a sizeable reduction in overall results.

    Based on these conditions, the company's worldwide physical volume of sales is currently expected to increase by approximately 10 percent for the year 2000. First-quarter physical volumes are expected to be slightly higher than in the comparable 1999 period. However, the mix of sales is expected to deteriorate and put significant downward pressure on profits for the quarter.

    Despite the lower 1999 results, the company has put itself in position to benefit from an upturn in the farm economy, whenever it occurs. At the same time, the company remains on track with its product development plans, and numerous growth, quality, technology and Internet-related initiatives. In addition, the company fulfilled its 1999 goal of generating strong cash flow and is setting the stage for markedly better results once the agricultural economy starts moving ahead and as other business opportunities take shape.

YEAR 2000

    The company established a global program (the "Year 2000 Program") to address the inability of certain computer and infrastructure systems to process dates in the Year 2000 and later. The major assessment areas included information systems, mainframe and personal computers, software, the distributed network, the shop floor, facilities systems, the company's products, product research and development facilities, and the readiness of the company's suppliers and distribution network.

    All of the company's systems identified as being mission critical have been tested and verified as being Year 2000 ready. The company also assessed the Year 2000 readiness of its product suppliers and dealers and developed contingency plans for its mission critical suppliers. Although there could be some inconveniences, the company believes the dealers will be able to service their customers without any significant disruptions. The total cost of the modifications and upgrades including internal costs has been approximately $43 million pretax since the beginning of 1997. The future costs to complete the Year 2000 Program are expected to be approximately $4 million. These costs are expensed as incurred and do not include the cost of software replaced in the ordinary course of business. Other major systems projects have not been deferred due to the Year 2000 compliance projects.

    Although no assurances can be given as to the company's readiness at the time of this report, particularly as it relates to third-parties, based upon the progress to date, the company does not expect the consequences of any of the company's unanticipated or unsuccessful modifications to have a material adverse effect on its financial position or results of operations. However, the failure to correct a material Year 2000 problem could result in lost sales or profits. The company believes that its "most reasonably likely worst case scenario" may involve the Year 2000 noncompliance of a critical third party causing that third party to fail to deliver, with the result that production is interrupted at one or more facilities. The company believes this risk is greater outside North America and Europe. The company has developed contingency plans in all of the assessment areas noted above that it believes will mitigate the impact of any interruptions related to the Year 2000.

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

SAFE HARBOR STATEMENT

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook", "Year 2000" and "Euro Conversion" headings, the "Supplemental Information (Unaudited)" on pages 42 and 43 and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields, and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the company competes; levels of new and used field inventories, production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates (including conversion to the euro); technological difficulties (including Year 2000 readiness); accounting standards; and other risks and uncertainties. Economic difficulties in various parts of the world could continue to adversely affect North American grain and meat exports. The number of housing starts is especially important to sales of construction equipment. Sales of commercial and consumer equipment during the winter are affected by the amount and timing of snowfall. The company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. Further information, including factors that potentially could materially affect the company's financial results, is included in the company's filings with the Securities and Exchange Commission.

1998 COMPARED WITH 1997

CONSOLIDATED RESULTS

    Deere & Company achieved record net income in 1998, totaling $1,021 million, or $4.16 per share diluted ($4.20 basic), compared with income of $960 million, or $3.74 per share diluted ($3.78 basic) in 1997. The Equipment Operations and the Financial Services operations both contributed to the higher level of earnings.

    Net sales and revenues increased 8 percent to a record $13,822 million in 1998, compared with $12,791 million in 1997. Net sales of the Equipment Operations increased 8 percent in 1998 to $11,926 million from $11,082 million in 1997. Export sales from the United States totaled $1,970 million for 1998, compared with $2,013 million in 1997. Overseas sales, which were affected by weaker economic conditions and adverse currency fluctuations, were slightly lower in 1998. Overall, the company's worldwide physical volume of sales increased 8 percent in 1998.

    The company's Equipment Operations, which exclude income from the Financial Services operations and unconsolidated affiliates, had income of $831 million in 1998, compared with $817 million in 1997. The strong performances of the commercial and consumer equipment and construction equipment operations led to the record results. Overall, the improvement was due to higher sales and production volumes, partially offset by higher sales incentive costs, growth expenditures, interest expense and unfavorable currency fluctuations. Operating profit of the Equipment Operations represented 12.4 percent of net sales in 1998, compared to 12.6 percent in 1997.

    Net income of the company's Financial Services operations improved in 1998 totaling $175 million, compared with $138 million in 1997. Finance and interest income increased to $887 million in 1998, compared with $758 million in 1997. Additional information for the credit operations is presented on pages 28 through 29.

BUSINESS SEGMENT RESULTS

    Operating profit of the agricultural equipment segment decreased to $941 million in 1998, compared with $1,048 million in 1997, as a result of higher sales incentive costs, an unfavorable sales mix and inefficiencies associated with production cuts, partially offset by an increase in sales. Agricultural equipment sales increased 2 percent in 1998, compared with 1997. However, during the fourth quarter of 1998, sales of agricultural equipment decreased 18 percent compared with the fourth quarter of 1997, as lower farm commodity prices and weaker farm economic conditions adversely affected retail demand. As a result, the company reduced production of large tractors and combines in order to keep inventories in balance.

    The construction equipment operations generated a significantly higher operating profit of $326 million in 1998, compared to $245 million in 1997. The increased operating profit in 1998 reflected higher sales and production volumes, lower operating expenses and improved operating efficiencies, partially offset by higher sales incentive costs and production start-up expenses at the engine facility in Torreon, Mexico. In 1998, construction equipment sales increased 14 percent, compared with 1997.

    The commercial and consumer equipment segment's operating profit increased significantly to $213 million in 1998, compared with $115 million in 1997, as a result of higher sales and production volumes driven by strong retail demand for the company's products, as well as improved operating efficiencies. Partially offsetting these benefits were higher expenses for the promotion of new products and the start-up of new facilities. The results in 1997 were adversely affected by write-offs related to the Homelite product line. Commercial and consumer equipment sales increased 22 percent in 1998, compared with 1997.

    The operating profit of the credit operations improved to $256 million in 1998, compared with $232 million in 1997. The credit operations are discussed on pages 28 and 29.

CREDIT OPERATIONS

    The credit operations primarily finance sales and leases by John Deere dealers of new and used agricultural, construction and commercial and consumer equipment, and sales by non-Deere dealers of recreational products. In addition, these operations provide wholesale financing to dealers of the foregoing equipment and finance retail revolving charge accounts.

    Condensed combined financial information of the credit operations in millions of dollars follows:

	October 31
Financial Position
	1999	1998
Cash and cash equivalents	$149	$191

Financing receivables and leases:
Equipment retail notes	3,962	3,658
Recreational product retail notes	253	684
Revolving charge accounts	918	764
Wholesale notes	1,052	894
Financing leases	532	336
Equipment on operating leases	1,652	991

Total financing receivables and leases	8,369	7,327
Less allowance for credit losses	93	90

Total—net	8,276	7,237

Other receivables	108	173

Net property and other assets	125	73

Total assets	$8,658	$7,674

Short-term borrowings	$3,846	$3,810
Payables to Deere & Company	318	144
Deposits withheld from dealers and merchants	139	176
Other liabilities	433	288
Long-term borrowings	2,770	2,239
Stockholder's equity	1,152	1,017

Total liabilities and stockholder's equity	$8,658	$7,674

	Year Ended October 31
Summary of Operations
	1999	1998	1997
Revenues	$1,137	$973	$820

Expenses:
Interest	408	400	346
Selling, administrative and general	152	142	129
Provision for credit losses	68	50	38
Depreciation and other	234	125	74

Total	862	717	587

Income of consolidated group before income taxes	275	256	233
Provision for income taxes	100	93	85

Income of consolidated group	175	163	148
Equity in losses of unconsolidated affiliates			(1)

Net income	$175	$163	$147

Ratio of earnings to fixed charges	1.66	1.63	1.67

    Acquisition volumes of financing receivables and leases increased 8 percent in 1999, compared with 1998. The volumes of revolving charge accounts, wholesale notes, leases and retail notes increased 13 percent, 11 percent, 8 percent and 5 percent, respectively, driven primarily by the growth in construction equipment leasing and retail notes and agricultural revolving charge accounts. The credit operations also sold retail notes receiving proceeds of $2,482 million during 1999, compared with $1,860 million last year. At October 31, 1999 and 1998, net financing receivables and leases administered, which include receivables previously sold but still administered, were $10,992 million and $9,625 million, respectively. The discussion of "Financing Receivables" on pages 36 and 37 presents additional information.

    Net income of the credit operations was $175 million in 1999, compared with $163 million in 1998 and $147 million in 1997. Net income in 1999 was higher than in 1998 due primarily to higher earnings from a larger average receivable and lease portfolio, a reduction in leverage and a gain on the sale of the yacht retail note portfolio and related intangibles, partially offset by higher receivable write-offs, lower financing spreads and higher operating expenses. Total revenues of the credit operations increased in 1999, reflecting the larger average portfolio, compared with 1998. The average balance of receivables and leases financed was 6 percent higher in 1999, compared with 1998. Higher average borrowings in 1999 resulted in a small increase in interest expense, compared with 1998.

    Net income in 1998 was higher than in 1997 due primarily to higher earnings from a larger average receivable and lease portfolio and higher gains from the sales of retail notes, partially offset by higher operating expenses. Total revenues of the credit operations increased 19 percent in 1998, reflecting the larger average portfolio, compared with 1997. The average balance of receivables and leases financed was 13 percent higher in 1998, compared with 1997. Higher average borrowings in 1998 resulted in a 16 percent increase in interest expense, compared with 1997.

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

[BAR CHART APPEARS HERE]

	97	98	99
Equipment Operations
(in millions)
Cash Provided by Operations	$1,006	$112	$1,075
Purchases of Property and Equipment	$474	$422	$304
Repurchases of Common Stock	$419	$886	$49

    Cash provided by operating activities during 1999 was $1,075 million, primarily resulting from the significant decrease in trade receivables and from net income. The operating cash flows and proceeds from the sale of a business of $179 million were used primarily to fund a decrease in borrowings of $481 million, purchases of property and equipment of $304 million, the payment of dividends to stockholders of $205 million, acquisitions of businesses for $152 million and an increase in cash and cash equivalents.

    Over the last three years, operating activities have provided an aggre gate of $2,193 million in cash. In addition, borrowings increased $733 million and cash and cash equivalents decreased $396 million. The aggregate amount of these cash flows was used mainly to fund repurchases of common stock of $1,354 million, purchases of property and equipment of $1,200 million, stockholders' dividends of $622 million and acquisitions of businesses for $285 million.

    Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables decreased by $808 million during 1999. North American agricultural equipment trade receivables decreased $753 million and construction equipment receivables decreased $206 million, while commercial and consumer equipment receivables increased $182 million and other equipment receivables increased $12 million. Total overseas equipment receivables were $43 million lower than one year ago. Agricultural equipment receivables decreased significantly in 1999 due to the aggressive production schedule reductions implemented by the company in order to help balance the levels of receivables with forecasted demand. Construction equipment receivables declined due to the Estimate to Cash order-fulfillment initiative. Commercial and consumer equipment receivables are higher than a year ago to support increased retail sales. The ratios of worldwide trade accounts and notes receivable at October 31 to fiscal year net sales were 34 percent in 1999, compared with 34 percent in 1998 and 30 percent in 1997. Although receivables decreased significantly in 1999, the ratio was also affected by the decrease in net sales.

    The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 12 percent at October 31, 1999, compared with 8 percent at October 31, 1998 and 5 percent at October 31, 1997.

    Company-owned inventories were approximately the same in 1999 as in 1998.

    Total interest-bearing debt of the Equipment Operations was $1,678 million at the end of 1999, compared with $2,065 million at the end of 1998 and $711 million at the end of 1997. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 1999, 1998 and 1997 was 29.1 percent, 33.6 percent and 14.6 percent, respectively.

    During 1999, Deere & Company issued $250 million of 6.55% notes due in 2004 and $250 million of medium-term notes.

FINANCIAL SERVICES

    The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

    Cash flows from the company's Financial Services operating activities were $435 million in 1999. The cash provided by operating activities was used primarily to increase total receivables and leases. Cash used for investing activities totaled $364 million in 1999, primarily due to acquisitions of receivables and leases exceeding collections by $2,972 million, which was partially offset by proceeds of $2,482 million from the sale of receivables and $191 million from the sale of equipment on operating leases. Acquisitions of businesses also totaled $64 million in the current year. Cash used for financing activities totaled $128 million in 1999, representing mainly a decrease in total borrowings of $53 million and $75 million of dividends paid to the Equipment Operations.

    Over the past three years, the Financial Services operating activities have provided $1,084 million in cash. In addition, the sale of receivables and an increase in borrowings have provided $5,309 million and $908 million, respectively. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $7,362 million.

    Marketable securities held by Financial Services decreased $757 million during 1999 primarily due to the sale of the insurance subsidiaries and the transfer of securities to Deere & Company before the sale. The remaining portfolio consists of the securities held by the Financial Services' health care subsidiaries and those transferred to Deere & Company. Additional information is presented on pages 35 and 36.

    Financing receivables and leases increased by $1,039 million in 1999, compared with 1998. The discussion of "Credit Operations" on pages 28 and 29 provides further information.

    Total outside interest-bearing debt of the credit operations was $6,616 million at the end of 1999, compared with $6,049 million at the end of 1998 and $5,686 million at the end of 1997. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.0 to 1 at the end of 1999, compared with 6.1 to 1 at the end of 1998 and 6.6 to 1 at the end of 1997.

    During 1999, the credit operations issued $300 million of 6% notes due in 2009 and $300 million of 7% notes due in 2002. These operations also retired $150 million of 9 5/8% subordinated notes, $97 million of 5% Swiss franc bonds, $200 million of 6% notes, $200 million of 6.3% notes and $99 million of other miscellaneous notes all due in 1999. The credit operations also issued $1,804 million and retired $1,031 million of medium-term notes in 1999.

CONSOLIDATED

    The company maintains unsecured lines of credit with various United States and foreign banks. The discussion of "Short-Term Borrowings" on page 38 provides further information.

    The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to hedge certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. Similar to other large credit companies, the company's credit operations actively manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to hedge their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. Additional detailed financial instrument information is included on pages 41 through 43.

    Stockholders' equity was $4,094 million at October 31, 1999, compared with $4,080 million and $4,147 million at October 31, 1998 and 1997, respectively. The increase in 1999 was caused primarily by net income of $239 million, partially offset by cash dividends declared of $204 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a majority ownership. Deere & Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 1999 include undistributed earnings of the unconsolidated affiliates of $58 million. Dividends from unconsolidated affiliates were $6 million in 1999, $6 million in 1998 and $4 million in 1997.

    The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

    Equipment Operations—These data include the company's agricultural equipment, construction equipment, commercial and consumer equipment and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

    Financial Services—These data include the company's credit, insurance and health care operations The insurance operations were sold in the fourth quarter of 1999.

    Consolidated—These data represent the consolidation of the Equipment Operations and Financial Services in conformity with Financial Accounting Standards Board (FASB) Statement No. 94. References to "Deere & Company" or "the company" refer to the entire enterprise.

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

    In 1999, the company adopted FASBStatements No. 130, Reporting Comprehensive Income, No. 131, Disclosures about Segments of an Enterprise and Related Information, and No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. See information beginning on pages 24, 31, and 33, respectively. These Statements had no effect on the company's financial position or net income. In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new standard, all derivatives will be recorded at fair value in the financial statements. The company will adopt this statement in fiscal year 2001. The effect on the company's financial position or net income is not expected to be material. In 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of costs for software developed for internal use, which were previously expensed. The SOP will be adopted in fiscal year 2000 and the effect on the company's financial position or net income is not expected to be material.

    In 1999, the company completed the following acquisitions and dispositions. The company purchased the remaining 60 percent interest in SLC-John Deere, a Brazilian farm equipment manufacturer of combines, tractors and planters. The acquisition cost was $174 million, including $42 million of goodwill, which will be amortized over 20 years. The company purchased the remaining 50 percent interest in InterAg Technologies, Inc., a developer of electronic controls and agribusiness software, headquartered in Atlanta, Georgia for $55 million. The acquisition cost included 1.5 million shares of Deere & Company common stock valued at $49 million with the remainder in cash. The company purchased a 32 percent interest in Bell Equipment Company, a manufacturer of articulated dump trucks, located in Richards Bay, South Africa for $29 million. The company's subsidiary, John Deere Capital Corporation, purchased Senstar Capital Corporation, located in Pittsburgh, Pennsylvania, for $41 million and the remaining 50 percent interest in John Deere Credit Limited located in Gloucester, England for $18 million. The company sold John Deere Insurance Group, Inc. (JDIG), which provides certain lines of property and casualty coverages. JDIG had a net loss of $.4 million in the first eleven months of 1999 compared with net income of $8.9 million and $29.6 million during the years 1998 and 1997, respectively. The gain on the sale was immaterial. Neither the acquisitions nor the sale had a material effect on the company's financial position or results of operations.

    Certain amounts for prior years have been reclassified to conform with 1999 financial statement presentations.

SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

    In 1999, the company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Consequently, the segments have been redefined to coincide with internal organizational structure, the way the operations are managed and evaluated by management and materiality considerations. The manufacture and distribution of engines and drivetrain components for the original equipment manufacturer market, previously aggregated with the construction equipment segment, are now allocated to all three major equipment segments. In addition, the operations of certain units involved in the development and marketing of special technologies, which were previously aggregated with the agricultural equipment and the commercial and consumer equipment segments, have been aggregated and included with the health care and insurance operations in the "Other" category, as they do not meet the materiality threshold of FASB Statement No. 131. The insurance operations were sold in 1999. Prior periods have been restated for the adoption of the Statement. The company's operations are now organized and reported in four major business segments described as follows.

    The company's worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment—including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated precision farming technology.

    The company's worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving and forestry—including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; scrapers; motor graders; log skidders and forestry harvesters.

    The company's worldwide commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses—including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; handheld products such as chain saws, string trimmers and leaf blowers; skid-steer loaders; utility vehicles; and other outdoor power products.

    The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

    The company's credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, construction and commercial and consumer equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment and finances retail revolving charge accounts.

    Corporate assets are primarily the Equipment Operations' prepaid pension costs, deferred income tax assets, other receivables and cash and short-term investments as disclosed in the financial statements, net of certain minor intercompany eliminations.

    Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges which are generally based on market prices. Overseas operations are defined to include all activities of divisions, subsidiaries and affiliated companies conducted outside the United States and Canada.

    Information relating to operations by operating segment in millions of dollars follows with related comments included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 1999, 1998, and 1997 were as follows: agricultural equipment net sales of $106 million, $132 million and $103 million and credit revenues of $1 million, $2 million and $2 million, respectively.

OPERATING SEGMENTS

	1999	1998	1997
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$5,138	$7,463	$7,289
Construction equipment net sales	1,880	2,281	1,998
Commercial and consumer equipment net sales	2,648	2,182	1,795
Other net sales	35

Total net sales	9,701	11,926	11,082
Credit revenues	1,136	971	818
Other revenues	914	925	891

Total	$11,751	$13,822	$12,791

Operating profit (loss)
Agricultural equipment*	$(51)	$941	$1,048
Construction equipment	149	326	245
Commercial and consumer equipment	213	213	115
Credit**	274	256	232
Other**	(33)	11	(24)

Total operating profit	552	1,747	1,616

Interest income	24	13	4
Investment income	1
Interest expense	(161)	(126)	(79)
Foreign exchange gain (loss)	(7)	(24)	7
Corporate expenses—net	(35)	(35)	(37)
Income taxes	(135)	(554)	(551)

Total	(313)	(726)	(656)

Net income	$239	$1,021	$960

*
Includes $68 million of early-retirement cost in 1999.

**
Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the "other" category includes insurance and health care investment income.

Interest income
Agricultural equipment	$51	$43	$39
Construction equipment	9	11	13
Commercial and consumer equipment	8	8	8
Credit	685	697	652
Corporate	24	13	4
Intercompany	(15)	(11)	(5)

Total	$762	$761	$711

Interest expense
Agricultural equipment	$1	$2	$2
Credit	408	400	346
Other	2	2
Corporate	161	126	79
Intercompany	(15)	(11)	(5)

Total	$557	$519	$422

Depreciation* and amortization expense
Agricultural equipment	$193	$214	$195
Construction equipment	46	52	50
Commercial and consumer equipment	71	57	59
Credit	208	129	79
Other	24	11	11

Total	$542	$463	$394

*
Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$2	$2
Construction equipment	10	15	$11
Commercial and consumer equipment		1	1
Credit			(1)
Other	(3)	(3)	(7)

Total	$9	$15	$4

Identifiable assets
Agricultural equipment	$4,244	$5,324	$4,369
Construction equipment	757	950	956
Commercial and consumer equipment	1,948	1,574	1,253
Credit	8,658	7,674	7,365
Other	327	1,236	1,235
Corporate	1,644	1,244	1,142

Total	$17,578	$18,002	$16,320

Capital additions
Agricultural equipment	$170	$261	$291
Construction equipment	42	71	71
Commercial and consumer equipment	80	97	117
Credit	5	9	6
Other	12	4	7

Total	$309	$442	$492

Investment in unconsolidated affiliates
Agricultural equipment	$23	$57	$55
Construction equipment	116	92	77
Commercial and consumer equipment	2	1	5
Credit	9	20	13
Other	2	2

Total	$152	$172	$150

    The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country's net sales and revenues were material for disclosure purposes. The percentages shown in the captions for net sales and revenues indicate the approximate proportion of each amount that relates to the United States only. The percentages are based upon a three-year average for 1999, 1998 and 1997. GEOGRAPHIC AREAS
	1999	1998	1997
Net sales and revenues
Unaffiliated customers:
United States and Canada:
Equipment operations net sales (91%)	$7,023	$8,877	$8,018
Financial Services revenues (93%)	1,873	1,737	1,554

Total	8,896	10,614	9,572

Overseas:
Equipment operations net sales	2,678	3,049	3,064
Financial Services revenues*	40

Total	2,718	3,049	3,064

Other revenues	137	159	155

Total	$11,751	$13,822	$12,791

*
Overseas Financial Services were not significant in 1998 and 1997.

Operating profit
United States and Canada:
Equipment operations	$48	$1,177	$1,101
Financial Services	277	271	214

Total	325	1,448	1,315

Overseas:
Equipment operations	224	299	301
Financial Services*	3

Total	227	299	301

Total	$552	$1,747	$1,616

*
Overseas Financial Services were not significant in 1998 and 1997.

Property and equipment
United States	$1,267	$1,253	$1,123
Mexico	194	176	131
Germany	137	156	163
Other countries	184	115	107

Total	$1,782	$1,700	$1,524

REINSURANCE     The company's insurance subsidiaries, which were sold in 1999, utilized reinsurance to limit their losses and reduce their exposure to large claims. Insurance and health care premiums earned consisted of the following in millions of dollars:

	1999	1998	1997
Premiums earned:
Direct from policyholders	$766	$739	$711
Reinsurance assumed	4	7	5
Reinsurance ceded	(28)	(25)	(19)

Financial Services premiums	742	721	697
Intercompany premiums	(26)	(28)	(29)

Premiums	$716	$693	$668

    The difference between premiums earned and written was not material. Reinsurance recoveries on ceded reinsurance contracts during 1999, 1998 and 1997 totaled $14 million, $31 million and $13 million, respectively. PENSION AND OTHER POSTRETIREMENT BENEFITS     The following disclosure has been revised in 1999 for the adoption of FASB Statement No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. The company has several defined benefit pension plans covering its United States employees and employees in certain foreign countries. The company also has several defined benefit health care and life insurance plans for retired employees in the United States and Canada.     The worldwide components of net periodic pension cost and the significant assumptions consisted of the following in millions of dollars and in percents:

	1999	1998	1997
Pensions
Service cost	$117	$102	$97
Interest cost	396	386	366
Expected return on assets	(497)	(456)	(411)
Amortization of actuarial loss	33	29	41
Amortization of prior service cost	44	43	46
Amortization of net transition asset	(8)	(11)	(12)
Special termination benefits	29	5	5
Settlements/curtailments	(2)	2	2

Net cost	$112	$100	$134

Weighted-average Assumptions
Discount rates for obligations	7.4%	7.0%	7.5%
Discount rates for expenses	7.0%	7.5%	7.5%
Assumed rates of compensation increases	4.9%	4.9%	4.9%
Expected long-term rates of return	9.7%	9.7%	9.7%
    The worldwide components of net periodic postretirement benefits cost and the significant assumptions consisted of the following in millions of dollars and in percents:
	1999	1998	1997
Health Care and Life Insurance
Service cost	$85	$74	$72
Interest cost	188	172	166
Expected return on assets	(35)	(31)	(27)
Amortization of actuarial loss	23	2	2
Amortization of prior service cost	(4)	(6)	(11)
Special termination benefits	5
Settlement	3

Net cost	$265	$211	$202

Weighted-average Assumptions
Discount rates for obligations	7.75%	7.26%	7.76%
Discount rates for expenses	7.26%	7.76%	7.76%
Expected long-term rates of return	9.7%	9.7%	9.7%
    In addition to the special termination benefits included in the pension and postretirement benefit plans shown above, the company provided $34 million of other special early-retirement benefits to certain employees in 1999. These benefits and the special termination benefits included in the benefit plans totaled $68 million in 1999.     The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine 1999, 1998 and 1997 costs were assumed to be 6.0 percent for 2000, decreasing gradually to 4.5 percent by the year 2003, 9.1 percent for 1999, decreasing gradually to 4.5 percent by the year 2003 and 9.0 percent for 1998, decreasing gradually to 4.5 percent by the year 2003, respectively. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 1999 by $269 million and the net periodic postretirement benefits cost for that year by $35 million. A decrease of one percentage point would decrease the postretirement benefit obligations by $241 million and the cost by $31 million for the same period.     A worldwide reconciliation of the funded status of the benefit plans at October 31 in millions of dollars follows:

	Pensions		Health Care and Life Insurance
	1999	1998	1999	1998
Change in benefit obligations
Beginning of year balance	$(5,830)	$(5,343)	$(2,517)	$(2,308)
Service cost	(117)	(102)	(85)	(74)
Interest cost	(396)	(386)	(188)	(172)
Actuarial gain (loss)	188	(336)	(37)	(106)
Amendments	(6)	(8)
Benefits paid	364	351	164	141
Settlements/curtailments	2	(2)	(3)
Special termination benefits	(29)	(5)	(5)
Foreign exchange and other	29	1	4	2

End of year balance	(5,795)	(5,830)	(2,667)	(2,517)

Change in plan assets (fair value)
Beginning of year balance	5,661	5,451	359	316
Actual return on plan assets	1,143	344	76	20
Employer contribution	23	233	168	164
Benefits paid	(364)	(351)	(158)	(141)
Foreign exchange and other	9	(16)

End of year balance	6,472	5,661	445	359

Plan obligation (more than) less than plan assets	677	(169)	(2,222)	(2,158)
Unrecognized actuarial (gain) loss	(638)	231	295	330
Unrecognized prior service (credit) cost	186	222	(8)	(12)
Remaining unrecognized transition asset	(17)	(23)

Net amount recognized in the balance sheet	$208	$261	$(1,935)	$(1,840)

Amounts recognized in balance sheet
Prepaid benefit cost	$620	$674
Accrued benefit liability	(463)	(461)	$(1,935)	$(1,840)
Intangible asset	25	22
Accumulated pretax charge to other comprehensive income	26	26

Net amount recognized	$208	$261	$(1,935)	$(1,840)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with the accumulated benefit obligations greater than plan assets at October 31, 1999 were $425 million, $385 million and $14 million, respectively, and at October 31, 1998 were $411 million, $374 million and $12 million, respectively.

INCOME TAXES

    The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	1999	1998	1997
Current:
United States:
Federal	$115	$216	$434
State	13	30	37
Foreign	166	164	88

Total current	294	410	559

Deferred:
United States:
Federal	(143)	138	(22)
State	(13)	10
Foreign	(3)	(4)	14

Total deferred	(159)	144	(8)

Provision for income taxes	$135	$554	$551

    Based upon location of the company's operations, the consolidated income before income taxes in the United States in 1999, 1998 and 1997 was $21 million, $1,158 million and $1,057 million, respectively, and in foreign countries was $344 million, $402 million and $450 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

    A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follows:

	1999	1998	1997
United States federal income tax provision at a statutory rate of 35 percent	$128	$546	$527
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit		25	25
Taxes on foreign income which differ from the United States statutory rate	22	3	12
Benefit of Foreign Sales Corporation	(11)	(20)	(15)
Other adjustments—net	(4)		2

Provision for income taxes	$135	$554	$551

    Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	1999		1998
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Deferred installment sales income		$317		$429
Tax over book depreciation		138		123
Deferred lease income		72		30
Accrual for retirement and postemployment benefits	$619		$546
Accrual for sales allowances	262		259
Accrual for vacation pay	54		51
Allowance for doubtful receivables	48		47
Tax loss and tax credit carryforwards	12		19
Minimum pension liability adjustment	10		10
Other items	115	56	124	95
Less valuation allowance	(2)		(2)

Deferred income tax assets and liabilities	$1,118	$583	$1,054	$677

    At October 31, 1999, accumulated earnings in certain overseas subsidiaries totaled $797 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

    Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

    At October 31, 1999, certain foreign tax loss and tax credit carryforwards for $12 million were available with an unlimited expiration date.

MARKETABLE SECURITIES

    Marketable securities are held by Deere & Company and its health care subsidiaries. The securities held by Deere & Company at October 31, 1999 are those transferred from John Deere Insurance Group, Inc. (JDIG) prior to the sale of the subsidiary (see page 31). All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

    The amortized cost and fair value of marketable securities in millions of dollars follow:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 31, 1999
Equity securities	$86	$18	$9	$95
U.S. government and agencies	33	1		34
Corporate	129	1	2	128
Mortgage-backed securities	59	1	1	59

Marketable securities	$307	$21	$12	$316

October 31, 1998
Equity securities	$99	$5	$7	$97
U.S. government and agencies	125	8		133
States and municipalities	175	11		186
Corporate	226	11		237
Mortgage-backed securities	203	10		213
Other	1			1

Marketable securities	$829	$45	$7	$867

    The contractual maturities of debt securities at October 31, 1999 in millions of dollars follow:

	Amortized Cost	Fair Value
Due in one year or less	$34	$34
Due after one through five years	79	79
Due after five through 10 years	50	49
Due after 10 years	58	59

Debt securities	$221	$221

    Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $19 million in 1999, $105 million in 1998 and $114 million in 1997. Gross realized gains and losses on those sales were not significant. In addition, $502 million of marketable securities were included in the sale of JDIG in 1999. The increase (decrease) in the net unrealized holding gain after income taxes was $(19) million, $3 million and $8 million during 1999, 1998 and 1997, respectively.

TRADE ACCOUNTS AND NOTES RECEIVABLE

    Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	1999	1998
Trade accounts and notes:
Agricultural	$1,951	$2,756
Construction	104	322
Commercial and consumer	958	784

Total	3,013	3,862
Other receivables	272	228

Total	3,285	4,090
Less allowance for doubtful receivables	34	31

Trade accounts and notes receivable-net	$3,251	$4,059

    At October 31, 1999 and 1998, dealer notes included above were $856 million and $955 million, respectively.

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

FINANCING RECEIVABLES

    Financing receivables at October 31 consisted of the following in millions of dollars:

	1999	1998
Retail notes:
Equipment:
Agricultural	$3,397	$3,030
Construction	854	953
Commercial and consumer	457	351
Recreational products	333	1,044

Total	5,041	5,378
Revolving charge accounts	918	764
Financing leases	633	387
Wholesale notes	1,052	894

Total financing receivables	7,644	7,423

Less:
Unearned finance income:
Equipment notes	626	590
Recreational product notes	80	360
Financing leases	102	50

Total	808	1,000

Allowance for doubtful receivables	93	90

Financing receivables—net	$6,743	$6,333

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

    Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	1999	1998
Due in months:
0—12	$3,432	$2,954
13—24	1,670	1,585
25—36	1,066	1,100
37—48	781	722
49—60	485	451
Thereafter	210	611

Total	$7,644	$7,423

    The maximum terms for retail notes are generally eight years for agricultural equipment, five years for construction equipment, six years for commercial and consumer equipment and 15 years for recreational products. The maximum term for financing leases is generally five years, while the maximum term for wholesale notes is generally 12 months.

    The company's United States and Canadian credit subsidiaries received proceeds of $2,482 million in 1999, $1,860 million in 1998 and $968 million in 1997 from the sale of retail notes. At October 31, 1999 and 1998, the unpaid balances of retail notes previously sold were $2,716 million and $2,388 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 1999 and 1998 was $176 million and $193 million, respectively. There is no anticipated credit risk related to nonperformance by the counterparties. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 1999 and 1998, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $9,459 million and $8,721 million, respectively.

    Total financing receivable amounts 60 days or more past due were $35 million at October 31, 1999 compared with $29 million at October 31, 1998. These past-due amounts represented .52 percent of the receivables financed at October 31, 1999 and .44 percent at October 31, 1998. The allowance for doubtful financing receivables represented 1.36 percent and 1.40 percent of financing receivables outstanding at October 31, 1999 and 1998, respectively. In addition, at October 31, 1999 and 1998, the company's credit subsidiaries had $139 million and $176 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful credit receivables follows in millions of dollars:

	1999	1998	1997
Balance, beginning of the year	$90	$94	$93
Provision charged to operations	68	50	38
Amounts written off	(44)	(36)	(31)
Transfers related to retail note sales	(21)	(18)	(6)

Balance, end of the year	$93	$90	$94

OTHER RECEIVABLES

    Other receivables at October 31 consisted of the following in millions of dollars:

	1999	1998
Insurance and health care premiums receivable	$42	$94
Reinsurance receivables		94
Receivables relating to asset backed securitizations	89	162
Taxes receivable	115	129
Other	28	58

Other receivables	$274	$537

    The credit subsidiaries' receivables related to asset backed securitizations are equal to the present value of payments to be received for retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

EQUIPMENT ON OPERATING LEASES

    Operating leases arise from the leasing of John Deere equipment to retail customers in the United States and Canada. Initial lease terms generally range from 36 to 60 months. The net value of equipment on operating leases was $1,655 million and $1,209 million at October 31, 1999 and 1998, respectively. Of these leases, at October 31, 1999, $3 million was financed by the Equipment Operations and $1,652 million by the credit subsidiaries. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $352 million and $226 million at October 31, 1999 and 1998, respectively. The corresponding depreciation expense was $204 million in 1999, $146 million in 1998 and $95 million in 1997.

    Future payments to be received on operating leases totaled $648 million at October 31, 1999 and are scheduled as follows: 2000—$260, 2001—$189, 2002—$102, 2003—$69 and 2004—$28.

INVENTORIES

    Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 77 percent and 84 percent of worldwide gross inventories at FIFO value on October 31, 1999 and 1998, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	1999	1998
Raw materials and supplies	$257	$250
Work-in-process	370	475
Finished machines and parts	1,721	1,612

Total FIFO value	2,348	2,337
Adjustment to LIFO basis	1,054	1,050

Inventories	$1,294	$1,287

PROPERTY AND DEPRECIATION

    A summary of property and equipment at October 31 in millions of dollars follows:

	1999	1998
Land	$59	$56
Buildings and building equipment	1,124	1,042
Machinery and equipment	2,318	2,206
Dies, patterns, tools, etc	682	654
All other	602	566
Construction in progress	105	164

Total at cost	4,890	4,688
Less accumulated depreciation	3,108	2,988

Property and equipment—net	$1,782	$1,700

    Leased property under capital leases amounting to $5 million at both October 31, 1999 and 1998 is included primarily in machinery and equipment.

    Property and equipment additions in 1999, 1998 and 1997 were $309 million, $442 million and $492 million and depreciation was $281 million, $279 million and $265 million, respectively. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

    It is not expected that the cost of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or results of operations.

INTANGIBLE ASSETS

    Net intangible assets totaled $295 million and $218 million at October 31, 1999 and 1998, respectively. The balance at October 31, 1999 consisted primarily of unamortized goodwill, which resulted from the purchase cost of assets acquired exceeding their fair value, and an intangible asset of $25 million related to the additional minimum pension liability required by FASB Statement No. 87.

    Intangible assets, excluding the intangible pension asset, are being amortized over 25 years or less, and the accumulated amortization was $89 million and $66 million at October 31, 1999 and 1998, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.

SHORT-TERM BORROWINGS

    Short-term borrowings at October 31 consisted of the following in millions of dollars:

	1999	1998
Equipment Operations
Commercial paper	$316	$1,268
Notes payable to banks	121	44
Long-term borrowings due within one year	205	200

Total	642	1,512

Financial Services
Commercial paper	1,699	2,124
Notes payable to banks	9	7
Long-term borrowings due within one year	2,138	1,679

Total	3,846	3,810

Short-term borrowings	$4,488	$5,322

    The weighted average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 1999 and 1998 were 5.3 percent and 5.4 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

    Unsecured lines of credit available from United States and foreign banks were $5,815 million at October 31, 1999. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 1999, $3,647 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, total short-term borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

    Included in the above lines of credit is a long-term committed credit agreement expiring in February 2003 for $3,500 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder's equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to United States generally accepted accounting principles in effect at October 31, 1994. Under this provision, $3,299 million of the company's retained earnings balance was free of restriction at October 31, 1999.

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

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	1999	1998
Equipment operations
Accounts payable:
Trade payables	$804	$913
Dividends payable	51	52
Other	42	45
Accrued expenses:
Employee benefits	189	177
Dealer commissions	173	217
Other	633	694

Total	1,892	2,098

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	139	176
Other	233	161
Accrued expenses:
Unearned premiums	5	141
Unpaid loss adjustment expenses		85
Interest payable	39	57
Other	125	135

Total	541	755

Accounts payable and accrued expenses	$2,433	$2,853

LONG-TERM BORROWINGS

    Long-term borrowings at October 31 consisted of the following in millions of dollars:

	1999	1998
Equipment Operations
Notes and debentures:
Medium-term notes due 2001—2006:
Average interest rate of 8.0% as of year end 1999 and 8.9% as of year end 1998	$181	$134
6.55% notes due 2004	250
8.95% debentures due 2019*	200
8 1/2% debentures due 2022	200	200
6.55% debentures due 2028	200	200
Other	5	19

Total	1,036	553

*
Reclassified to short-term borrowings in 1998 because the obligation was callable by creditors in 1999.

Financial Services

Notes and debentures:
Medium-term notes due 2000—2007:
Average interest rate of 6.1% as of year end 1999 and 6.4% as of year end 1998	1,373	1,549
5.85% notes due 2001	200	200
5.35% notes due 2001	200	200
7% notes due 2002: Swapped to variable interest rate of 6.5% as of year end 1999	300
6.125% U.S. dollar notes due 2003: Swapped to Canadian dollars and a variable interest rate of 5.1% as of year end 1999 and 6.3% as of year end 1998	147	140
Fixed rate notes due up to 2008: Average rate of 7.2% as of year end 1999	100
6% notes due 2009: Swapped to variable interest rate of 5.5% as of year end 1999	300

Total notes and debentures	2,620	2,089
Subordinated debt:
8 5/8% subordinated debentures due 2019	150	150

Total	2,770	2,239

Long-Term Borrowings	$3,806	$2,792

    All of the Financial Services' long-term borrowings represent obligations of the credit subsidiaries.

    The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 2000—$205, 2001—$68, 2002—$72, 2003—$3 and 2004—$250. The approximate amounts of the credit subsidiaries' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 2000—$2,138, 2001—$1,226, 2002—$768, 2003—$227 and 2004—$1.

LEASES

    At October 31, 1999, future minimum lease payments under capital leases totaled $4 million. Total rental expense for operating leases during 1999 was $73 million compared with $73 million in 1998 and $61 million in 1997. At October 31, 1999, future minimum lease payments under operating leases amounted to $151 million as follows: 2000—$45, 2001—$34, 2002—$21, 2003—$13, 2004—$21 and later years $17.

COMMITMENTS AND CONTINGENT LIABILITIES

    On October 31, 1999, the company's maximum exposure under all credit receivable recourse provisions was $176 million for retail notes sold by the Financial Services subsidiaries. Also, at October 31, 1999, the company had commitments of approximately $57 million for construction and acquisition of property and equipment.

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

CAPITAL STOCK

    Changes in the common stock account in 1997, 1998 and 1999 in millions were as follows:

	Number of Shares Issued	Amount
Balance at October 31, 1996	263.8	$1,770
Other		9

Balance at October 31, 1997	263.8	1,779
Other	.1	11

Balance at October 31, 1998	263.9	1,790
Acquisition of a business	1.5	49
Other	.4	11

Balance at October 31, 1999	265.8	$1,850

    The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

    The company has previously announced it would repurchase up to $1,500 million of Deere & Company common stock. The stock repurchased under the program to date totals $1,308 million. In 1999, repurchases of 1.2 million shares of common stock at a cost of $46 million were related to the repurchase program.

    A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

	1999	1998	1997
Net income	$239.2	$1,021.4	$960.1
Average shares outstanding	232.9	243.3	253.7
Basic net income per share	$1.03	$4.20	$3.78

Average shares outstanding	232.9	243.3	253.7
Effect of dilutive securities:
Stock options	1.5	2.1	2.7
Other		.3	.2

Total potential shares outstanding	234.4	245.7	256.6

Diluted net income per share	$1.02	$4.16	$3.74

    Stock options to purchase 4.2 million shares, .5 million shares and none during 1999, 1998 and 1997 were outstanding, but not included in the preceding diluted per share computation because the options' exercise prices were greater than the average market price of the company's common stock during the related periods.

STOCK OPTION AND RESTRICTED STOCK AWARDS

    The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors. Options are generally awarded with the exercise price equal to the market price and become exercisable in one year. Certain other options are awarded with the exercise prices greater than the market price and become exercisable in one year or longer, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. The periods of restriction for restricted stock issued to employees range up to eight years, generally depending on the achievement of company performance goals. If the company exceeds these goals, additional shares could be granted at the end of the restricted periods. According to these plans at October 31, 1999, the company is authorized to grant stock options and restricted stock for an additional 8.1 million and 2.8 million shares, respectively.

    The company has retained the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, and no compensation expense for stock options was recognized under this method. For disclosure purposes only under FASB Statement No. 123, Accounting for Stock Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 1999, 1998 and 1997 with the exercise price equal to the market price were $7.96, $19.84 and $13.70 per option, respectively. Stock options awarded during 1999 and 1998 with the exercise price greater than the market price were valued at $4.26 and $14.81 per option, respectively.

    Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used are as follow:

	1999	1998	1997
Net income (in millions)
As reported	$ 239	$1,021	$ 960
Pro forma	$ 216	$ 997	$ 948
Net income per share
As reported—basic	$1.03	$ 4.20	$3.78
Pro forma—basic	$.93	$ 4.10	$3.74
As reported—diluted	$1.02	$ 4.16	$3.74
Pro forma—diluted	$.92	$ 4.06	$3.70
Black-Scholes assumptions*
Risk-free interest rate	4.6%	5.8%	6.2%
Dividend yield	2.7%	1.6%	1.9%
Stock volatility	27.9%	34.7%	30.0%
Expected option life	5.0 years	5.3 years	5.3 years

*
Weighted-averages

    The pro forma stock-based compensation expense included in net income above may not be representative of future years since only awards of stock options and restricted stock after November 1, 1995 have been included in accordance with FASB Statement No. 123.

    During the last three fiscal years, changes in shares under option in millions were as follows:

	1999		1998		1997
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	7.6	$39.95	6.2	$30.90	6.3	$26.54
Granted—at market	3.9	32.75	1.7	56.50	1.5	42.69
Granted—at premium	.7	50.97	.5	82.19
Exercised	(.2)	21.35	(.7)	29.55	(1.5)	24.23
Expired or forfeited	(.1)	40.62	(.1)	48.67	(.1)	28.70
Outstanding at end of year	11.9	38.59	7.6	39.95	6.2	30.90
Exercisable at end of year	6.8	37.36	3.8	30.52	3.1	24.70

*
Weighted-averages

    Options outstanding and exercisable in millions at October 31, 1999 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
$13.63—$23.56	1.5	4.21	19.91	1.5	19.91
$28.39—$34.13	6.0	7.68	32.50	2.4	32.44
$38.47—$47.36	1.5	7.23	42.42	1.2	42.69
$50.97—$56.50	2.4	8.39	54.80	1.7	56.50
$82.19	.5	8.08	82.19

Total	11.9			6.8

*
Weighted-averages

    In 1999, 1998, and 1997, the company granted 703,914, 33,239 and 292,681 shares of restricted stock with weighted-average fair values of $32.85, $55.60 and $43.14 per share, respectively. The total compensation expense for the restricted stock plans, which are being amortized over the restricted periods, was $10 million, $2 million and $15 million in 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

    The company maintains the following significant plans for eligible employees:

      John Deere Savings and Investment Plan, for salaried employees

      John Deere Stock Purchase Plan, for salaried employees

      John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees

    Company contributions under these plans were $51 million in 1999, $45 million in 1998 and $41 million in 1997.

OTHER COMPREHENSIVE INCOME ITEMS

    Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
1997
Minimum pension liability adjustment	$350	$(129)	$221

Cumulative translation adjustment	(37)	(6)	(43)

Unrealized gain on marketable securities:
Holding gain	13	(4)	9
Reclassification of realized gain to net income	(1)		(1)

Net unrealized gain	12	(4)	8

Total other comprehensive income	$325	$(139)	$186

1998
Minimum pension liability adjustment	$(8)	$3	$(5)

Cumulative translation adjustment	(21)	(3)	(24)

Unrealized gain on marketable securities:
Holding gain	11	(4)	7
Reclassification of realized gain to net income	(7)	3	(4)

Net unrealized gain	4	(1)	3

Total other comprehensive loss	$(25)	$(1)	$(26)

1999
Cumulative translation adjustment	$(24)	$(3)	$(27)

Unrealized loss on marketable securities:
Holding loss	(28)	10	(18)
Reclassification of realized gain to net income	(1)		(1)

Net unrealized loss	(29)	10	(19)

Total other comprehensive loss	$(53)	$7	$(46)

FINANCIAL INSTRUMENTS

    The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$6,743	$6,702	$6,333	$6,344

Long-term borrowings and related swaps:
Equipment Operations borrowings	$1,036	$1,045	$553	$604
Financial Services borrowings	2,773	2,748	2,249	2,307
Interest rate and foreign currency swaps	(3)	19	(10)	(30)

Total	$3,806	$3,812	$2,792	$2,881

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

Interest Rate Swaps

    The company's credit operations enter into interest rate swap agreements related to their borrowings and certain asset backed securitizations. These swaps are utilized to more closely match the type of interest rates of the borrowings to those of the assets being funded or to hedge interest rate exposures from securitizations. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. The fair value adjustments for swap agreements related to securitizations are recognized in other income.

    At October 31, 1999 and 1998, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $1,037 million and $1,063 million, having rates of 4.7 to 6.8 percent and 4.0 to 6.4 percent, terminating in up to 59 months and 58 months, respectively.

    The credit operations have entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The "Long-Term Borrowings" table on page 39 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The credit operations also have interest rate swap agreements associated with medium-term notes. The "Long-Term Borrowings" table reflects the interest rates relating to these swap agreements. At October 31, 1999 and 1998, the total notional principal amounts of these swap agreements were $540 million and $375 million, terminating in up to 92 months and 104 months, respectively.

    At October 31, 1999, the total notional principal amount of interest rate swap agreements related to asset backed securitizations was $361 million, having rates of 4.7 percent to 5.9 percent, terminating in up to 68 months.

Foreign Exchange Forward Contracts, Swaps and Options

    The company has entered into foreign exchange forward contracts, swaps and purchased options in order to hedge the currency exposure of certain receivables, liabilities, expected inventory purchases and equipment sales. The foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change for hedges of receivables and liabilities or deferred until expiration of the contract for hedges of future commitments. The contract gains or losses and premiums are recognized in other operating expenses, cost of sales or interest expense, and the premiums are either amortized or deferred over the terms of the contracts depending on the items being hedged. The foreign exchange purchased option premiums and any gains are deferred and recognized in cost of sales for future inventory purchases or sales for future sales of equipment. At October 31, 1999 and 1998, the company had foreign exchange forward contracts of $778 million and $697 million maturing in up to 19 months and 12 months, respectively, and foreign currency swap agreements for $147 million and $237 million maturing in up to 43 months and 55 months, respectively. At October 31, 1999 and 1998, the company had purchased options for $131 million and $215 million maturing in up to 23 months and 27 months, respectively. The total deferred gains or losses on these foreign exchange hedges were not material at October 31, 1999 and 1998.

CASH FLOW INFORMATION

    For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

    Cash payments for interest and income taxes consisted of the following in millions of dollars:

	1999	1998	1997
Interest:
Equipment Operations	$151	$126	$83
Financial Services	428	414	366
Intercompany eliminations	(15)	(11)	(5)

Consolidated	$564	$529	$444

Income taxes:
Equipment Operations	$135	$449	$522
Financial Services	55	80	112
Intercompany eliminations	(43)	(63)	(97)

Consolidated	$147	$466	$537

SUPPLEMENTAL INFORMATION (UNAUDITED)

    Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Net sales and revenues	$2,459	$3,468	$3,036	$2,788
Income (loss) before income taxes	76	231	125	(67)
Net income (loss)	50	150	69	(30)
Net income (loss) per share—basic	.21	.65	.30	(.13)
Net income (loss) per share—diluted	.21	.65	.29	(.13)
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22
1998
Net sales and revenues	$2,846	$4,070	$3,694	$3,212
Income before income taxes	321	567	437	235
Net income	203	365	291	162
Net income per share—basic	.81	1.48	1.20	.71
Net income per share—diluted	.81	1.45	1.19	.71
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.20	.44	*	.22

*
The payment date was included in the second quarter.

    Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999 Market Price
High	$40.19	$45.94	$45.25	$43.44
Low	$29.44	$31.56	$35.13	$35.13
1998 Market Price
High	$59.88	$64.13	$59.50	$43.56
Low	$49.38	$53.38	$39.69	$28.38

    At October 31, 1999, there were 34,692 holders of record of the company's $1 par value common stock and 13 holders of record of the company's 51/2% convertible subordinated debentures due 2001.

Dividend and Other Events

    A quarterly cash dividend of $.22 per share was declared at the board of directors' meeting held on December 1, 1999, payable on February 1, 2000.

    On December 13, 1999, the company announced an agreement to acquire Timberjack Group, headquartered in Helsinki, Finland for approximately $600 million. Subject to regulatory approvals, the transaction is expected to close in year 2000. Timberjack Group, a leading manufacturer of forestry equipment, reported annual sales of $580 million in 1998. This acquisition will broaden the forestry product line and customer base for the company's construction equipment segment.

FINANCIAL INSTRUMENT RISK INFORMATION (UNAUDITED)

Sensitivity Analysis

    The following is a sensitivity analysis for the company's derivatives and other financial instruments which have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments' fair values which would be caused by decreasing the interest rates by 10 percent of the current market rates at October 31,1999 and increasing the interest rates by 10 percent of the current market rates at October 31, 1998. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values would have been as follows in millions of dollars:

	Fair Value Gains (Losses)
	1999	1998
Marketable securities	$10	$(13)
Financing receivables	40	(37)
Long-term borrowings and related swaps:
Equipment Operations borrowings	(48)	28
Financial Services borrowings	(39)	24
Interest rate and foreign currency swaps	23	(7)

Total	$(14)	$(5)

Tabular Information

    The following foreign exchange forward contracts were held by the company to hedge certain currency exposures. Substantially all contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars follow:

	Average Contractual Rate*	Notional Amount	Fair Value Gains (Losses)
October 31, 1999
Buy Deutsche Mark / Sell US$	1.8513	$157	$(1.3)
Buy US$ / Sell British Pound	.6314	133	1.2
Buy US$ / Sell Brazilian Real	1.9633	132.7
Buy US$ / Sell Deutsche Mark	1.8404	120	1.8
Buy US$ / Sell Canadian dollar	1.4694	76
Buy US$ / Sell Australian dollar	1.5475	47	(.4)
Other contracts		113	(.6)
Total		$778	$1.4

October 31, 1998
Buy US$ / Sell Canadian dollar	1.5390	$240	$2.2
Buy Deutsche Mark / Sell US$	1.6233	187	(1.7)
Buy US$ / Sell Australian dollar	1.6189	86	(1.1)
Buy British Pound / Sell US$	.5956	37	(.1)
Buy French Franc / Sell US$	5.6281	34.5
Buy Spanish Peseta / Sell US$	140.44	28	(1.9)
Other contracts		85	(3.1)
Total		$697	$(5.2)

*
Currency per United States dollar (US$)

    At October 31, 1999 and 1998, the company had $131 million and $215 million of foreign exchange purchased options with a deferred premium of $5 million in both years. The premium is the maximum potential loss on these options, which are primarily held as hedges of expected inventory purchases. See pages 30 and 41 through 43 for further discussion of financial instruments including derivatives.

INDEPENDENT AUDITORS' REPORT

Deere & Company:

    We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 1999 and 1998 and the related statements of consolidated income, changes in consolidated stockholders' equity and consolidated cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

November 23, 1999

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Each person signing below also hereby appoints Hans W. Becherer, Nathan J. Jones and Michael A. Harring, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

DEERE & COMPANY
By:	/s/ HANS W. BECHERER Hans W. Becherer Chairman and Chief Executive Officer

Date: 25 January 2000

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ HANS W. BECHERER Hans W. Becherer	Chairman, Director and Chief Executive Officer
/s/ JOHN R. BLOCK John R. Block	Director
/s/ C. C. BOWLES C. C. Bowles	Director
/s/ LEONARD A. HADLEY Leonard A. Hadley	Director	25 January 2000
/s/ REGINA E. HERZLINGER Regina E. Herzlinger	Director
/s/ SAMUEL C. JOHNSON Samuel C. Johnson	Director

Signature	Title	Date

/s/ NATHAN J. JONES Nathan J. Jones	Senior Vice President, Principal Financial Officer and Principal Accounting Officer
/s/ ARTHUR L. KELLY Arthur L. Kelly	Director
/s/ ANTONIO MADERO B. Antonio Madero B.	Director
/s/ WILLIAM A. SCHREYER William A. Schreyer	Director	25 January 2000
/s/ JOHN R. STAFFORD John R. Stafford	Director
/s/ JOHN R. WALTER John R. Walter	Director
/s/ ARNOLD R. WEBER Arnold R. Weber	Director

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended October 31, 1999, 1998 and 1997
(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged to other accounts		Deductions
Description	Balance at beginning of period	Charged to costs and expenses					Balance at end of period
			Description	Amount	Description	Amount
YEAR ENDED OCTOBER 31, 1999
Allowance for doubtful receivables:
Equipment Operations
Dealer receivable allowances	$31,339	$5,604	Bad debt recoveries	$3,149	Dealer receivable write-offs	$6,065	$34,027
Financial Services					Transfers related to retail note sales	20,901
Credit receivable allowances	89,800	67,947			Credit receivable write-offs	43,627	93,219

Consolidated receivable allowances	$121,139	$73,551		$3,149		$70,593	$127,246

YEAR ENDED OCTOBER 31, 1998
Allowance for doubtful receivables:
Equipment Operations
Dealer receivable allowances	$34,801	$6,347	Bad debt recoveries	$1,840	Dealer receivable write-offs	$11,649	$31,339
Financial Services					Transfers related to retail note sales	18,572
Credit receivable allowances	93,656	50,500			Credit receivable write-offs	35,784	89,800

Consolidated receivable allowances	$128,457	$56,847		$1,840		$66,005	$121,139

YEAR ENDED OCTOBER 31, 1997
Allowance for doubtful receivables:
Equipment Operations
Dealer receivable allowances	$34,850	$12,768	Bad debt recoveries	$1,419	Dealer receivable write-offs	$14,236	$34,801

Financial Services					Transfers related to retail note sales	6,157
Credit receivable allowances	93,498	38,206			Credit receivable write-offs	31,891	93,656

Consolidated receivable allowances	$128,348	$50,974		$1,419		$52,284	$128,457

INDEX TO EXHIBITS

2.	Not applicable
3.1	Certificate of incorporation, as amended
3.2	Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998*)
3.3	By-laws, as amended
4.1	Indenture dated October 1, 1998 between registrant and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Form 10-K of registrant for the year ended October 31, 1998*)
4.2	Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, and Chemical Bank, The Chase Manhattan Bank (National Association), Bank of America National Trust and Savings Association, Deutsche Bank AG, and The Toronto Dominion Bank, as Managing Agents, dated as of April 5, 1995 (Exhibit 4.1(a) and 4.1(b) to Form 10-Q of registrant for the period ended April 30, 1995*)
4.3	Credit agreements among John Deere Limited, John Deere Finance Limited, various financial institutions and The Toronto-Dominion Bank as agent, dated as of April 5, 1995 (Exhibit 4.2(a) and 4.2(b) to Form 10-Q of registrant for the quarter ended April 30, 1995*)
4.4	Amended and restated credit agreements among the registrant, John Deere Capital Corporation, various financial institutions and The Chase Manhattan Bank, Bank of America National Trust and Savings Association, Deutsche Bank AG New York Branch, The Toronto-Dominion Bank, Morgan Guaranty Trust Company of New York, NationsBank, N.A. and The First National Bank of Chicago as Managing Agents dated as of February 24, 1998 (Exhibit 4.1 to Form 10-Q of the registrant for the quarter ended April 30, 1998*)
4.5	Third Amending Agreements to Loan Agreements among John Deere Limited, John Deere Credit Inc., various financial institutions and The Toronto-Dominion Bank as agent, dated as of February 24, 1998 (Exhibit 4.2 to Form 10-Q of the registrant for the quarter ended April 30, 1998*)
4.6	Amended and restated credit agreement among registrant, John Deere Capital Corporation, various financial institutions, and The Chase Manhattan Bank, Bank of Americas National Trust and Savings Association, Deutsche Bank AG New York Branch, and The Toronto-Dominion Bank, as Managing Agents, dated as of February 23, 1999 (Exhibit 4 to Form 8-K of registrant dated May 18, 1999*)
4.7	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998*)
4.8	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 1 to the registration statement on Form 8-A of registrant filed December 10, 1997*)
Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.
9.	Not applicable
10.1	Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998*)
10.2	Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998*)
10.3	Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998*)
10.4	Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.8 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1997 Securities and Exchange Commission file number 1-6458*)
10.5	Agreement dated October 15, 1996 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation. (Exhibit 10.7 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1996 Securities and Exchange Commission file number 1-6458*)
10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K405 of registrant for the year ended October 31, 1998*) **
10.7	John Deere Performance Bonus Plan (Exhibit B to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **
10.8	1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 1998*) **
10.9	1991 John Deere Stock Option Plan **
10.10	John Deere Restricted Stock Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*) **
10.11	John Deere Equity Incentive Plan (Exhibit C to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **
10.12	John Deere Omnibus Equity and Incentive Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **
10.13	John Deere Defined Contribution Restoration Plan (Exhibit 10.15 to Form 10-K of the registrant for the year ended October 31, 1997*) **
10.14	John Deere Supplemental Pension Benefit Plan, as amended November 1, 1999 **
10.15	1993 Nonemployee Director Stock Ownership Plan as amended August 25, 1999 **
10.16	Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 **
12.	Computation of ratio of earnings to fixed charges
13.	Not applicable
16.	Not applicable
18.	Not applicable
21.	Subsidiaries
22.	Not applicable
23.	Consent of Deloitte & Touche LLP
24.	Not applicable
27.	Financial Data Schedule

*
Incorporated by reference. Copies of these exhibits are available from the Company upon request.

**
Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.

QuickLinks

PART I

PART II

PART III
PART IV

MANAGEMENT'S DISCUSSIONAND ANALYSIS (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

SIGNATURES

INDEX TO EXHIBITS