Form 10-K405/A
period 1999-10-31
DEERE & CO
filed 2000-01-26
CIK 315189

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K 405/A

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

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information in the proxy statement under the caption "Certain Business Relationships" is incorporated herein by reference.

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

Chicago, Illinois
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