Form 10-Q
period 2000-01-31
DEERE & CO
filed 2000-03-13
CIK 315189

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                    ------------------------

                            FORM 10-Q

                    ------------------------

     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
         For the quarterly period ended January 31, 2000


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

    At January 31, 2000, 234,039,275 shares of common stock, $1 par value, of the registrant were outstanding.

----------------------------------------------------------------
                       Page 1 of 21 Pages.
                   Index to Exhibits:  Page 19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
                                    Consolidated Subsidiaries)
Millions of dollars except per      Three Months Ended
share amounts                       January 31
(Unaudited)                         2000     1999
Net Sales and Revenues
Net sales of equipment              $1,880.0 $1,973.2
Finance and interest income            303.4    259.0
Insurance and health care premiums     112.5    179.8
Investment income                        9.1     18.7
Other income                            34.3     27.8
  Total                              2,339.3  2,458.5

Costs and Expenses
Cost of goods sold                   1,552.5  1,653.8
Research and development expenses      102.6     95.9
Selling, administrative and general
  expenses                             315.4    301.8
Interest expense                       146.8    134.1
Insurance and health care claims
  and benefits                          90.3    153.9
Other operating expenses                71.9     42.7
  Total                              2,279.5  2,382.2

Income of Consolidated Group
  Before Income Taxes                   59.8     76.3
Provision for income taxes              20.8     26.5
Income of Consolidated Group            39.0     49.8

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .1       .4
  Other                                 (1.4)     (.5)
    Total                               (1.3)     (.1)

Net Income                          $   37.7 $   49.7

Per Share:
  Net income - basic                $    .16 $    .21
  Net income - diluted              $    .16 $    .21

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
                                    Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Three Months Ended
share amounts                       January 31
(Unaudited)                         2000     1999
Net Sales and Revenues
Net sales of equipment              $1,880.0 $1,973.2
Finance and interest income             25.0     21.8
Insurance and health care premiums
Investment income                        6.6
Other income                            22.5     15.5
  Total                              1,934.1  2,010.5

Costs and Expenses
Cost of goods sold                   1,556.8  1,658.5
Research and development expenses      102.6     95.9
Selling, administrative and general
  expenses                             239.4    207.8
Interest expense                        36.8     39.9
Insurance and health care claims
  and benefits
Other operating expenses                 7.6     (2.2)
  Total                              1,943.2  1,999.9

Income of Consolidated Group
  Before Income Taxes                   (9.1)    10.6
Provision for income taxes              (4.0)     3.8
Income of Consolidated Group            (5.1)     6.8

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                41.0     41.6
  Other                                  1.8      1.3
    Total                               42.8     42.9

Net Income                          $   37.7 $   49.7

DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME

Millions of dollars except per      Three Months Ended
share amounts                       January 31
(Unaudited)                         1999     1998
Net Sales and Revenues
Net sales of equipment
Finance and interest income         $  282.9  $  240.7
Insurance and health care premiums     117.6     186.6
Investment income                        2.5      18.7
Other income                            19.2      20.7
  Total                                422.2     466.7

Costs and Expenses
Cost of goods sold
Research and development expenses
Selling, administrative and general
  expenses                              76.9      95.2
Interest expense                       114.5      97.6
Insurance and health care claims
  and benefits                          90.3     155.7
Other operating expenses                71.6      52.5
  Total                                353.3     401.0

Income of Consolidated Group
  Before Income Taxes                   68.9      65.7
Provision for income taxes              24.7      22.7
Income of Consolidated Group            44.2      43.0

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                  .1        .4
  Other                                   .1
    Total                                 .2        .4

Net Income                          $   44.4  $   43.4

DEERE & COMPANY               CONSOLIDATED
CONDENSED CONSOLIDATED       (Deere & Company and
BALANCE SHEET                 Consolidated Subsidiaries)
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   2000       1999       1999
Assets
Cash and short-term
  investments                 $   297.5  $   295.5  $   325.5
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     297.5      295.5      325.5
Marketable securities             115.5      315.5      870.8
Receivables from
  unconsolidated subsidiaries
  and affiliates                   20.4       30.2       48.4
Trade accounts and notes
  receivable - net              3,180.1    3,251.1    3,828.8
Financing receivables - net     6,998.4    6,742.6    6,696.7
Other receivables                 258.1      273.9      519.3
Equipment on operating
  leases - net                  1,752.7    1,654.7    1,256.5
Inventories                     1,781.0    1,294.3    1,614.7
Property and equipment - net    1,751.3    1,782.3    1,674.3
Investments in unconsolidated
  subsidiaries and affiliates     166.0      151.5      173.8
Intangible assets - net           294.1      295.1      212.0
Prepaid pension costs             621.4      619.9      662.3
Other assets                      199.3      185.5      103.5
Deferred income taxes             625.8      598.1      400.2
Deferred charges                   82.8       88.0      116.4
    Total                     $18,144.4  $17,578.2  $18,503.2

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 5,493.0  $ 4,488.2  $ 5,871.2
Payables to unconsolidated
  subsidiaries and affiliates      31.5       15.5       31.9
Accounts payable and
  accrued expenses              2,327.7    2,432.8    2,359.5
Insurance and health care
  claims and reserves              60.7       55.4      402.9
Accrued taxes                     120.0      144.8      141.7
Deferred income taxes              61.8       63.0       18.3
Long-term borrowings            3,457.2    3,806.2    3,275.7
Retirement benefit accruals
  and other liabilities         2,497.7    2,478.0    2,373.5
    Total liabilities          14,049.6   13,483.9   14,474.7

Common stock, $1 par value
  (issued shares at January 31,
  2000 - 265,878,758)           1,855.4    1,850.4    1,788.5
Common stock in treasury       (1,460.4)  (1,469.4)  (1,479.9)
Unamortized restricted stock
  compensation                    (21.5)     (21.3)     (25.1)
Retained earnings               3,841.5    3,855.3    3,824.3
  Total                         4,215.0    4,215.0    4,107.8
Accumulated other comprehensive
  income (loss)                  (120.2)    (120.7)     (79.3)
Stockholders' equity            4,094.8    4,094.3    4,028.5
    Total                     $18,144.4  $17,578.2  $18,503.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services." Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY               EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED       (Deere & Company with Financial
BALANCE SHEET                 Services on the Equity Basis)
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   2000       1999       1999
Assets
Cash and short-term
  investments                 $   116.1  $   111.7  $    80.3
Cash deposited with                          117.4       92.8
  unconsolidated subsidiaries     116.1      229.1      173.1
    Cash and cash equivalents                205.3
Marketable securities
Receivables from
  unconsolidated subsidiaries
  and affiliates                  280.6      266.0      227.4
Trade accounts and notes
  receivable - net              3,180.1    3,251.1    3,828.8
Financing receivables - net        89.2      118.4       83.4
Other receivables                 122.8      129.4       42.2
Equipment on operating
  leases - net                      1.8        2.6
Inventories                     1,781.0    1,294.3    1,614.7
Property and equipment - net    1,706.2    1,738.8    1,625.7
Investments in unconsolidated
  subsidiaries and affiliates   1,431.6    1,362.8    1,693.9
Intangible assets - net           293.8      294.8      204.8
Prepaid pension costs             621.4      619.9      662.3
Other assets                      104.0       95.7       73.9
Deferred income taxes             620.1      592.9      379.1
Deferred charges                   76.3       80.8       85.5
    Total                     $10,425.0  $10,281.9  $10,694.8

Liabilities and Stockholders'
  Equity
Short-term borrowings         $   933.9  $   642.2  $ 2,076.2
Payables to unconsolidated
  subsidiaries and affiliates      60.5       15.5       31.9
Accounts payable and
  accrued expenses              1,706.8    1,891.9    1,473.8
Insurance and health care
  claims and reserves
Accrued taxes                     105.7      138.1      136.3
Deferred income taxes               7.4        7.2        5.5
Long-term borrowings            1,040.9    1,036.1      601.2
Retirement benefit accruals
  and other liabilities         2,475.0    2,456.6    2,341.4
    Total liabilities           6,330.2    6,187.6    6,666.3

Common stock, $1 par value
  (issued shares at January 31,
  2000 - 265,878,758)           1,855.4    1,850.4    1,788.5
Common stock in treasury       (1,460.4)  (1,469.4)  (1,479.9)
Unamortized restricted stock
  compensation                    (21.5)     (21.3)     (25.1)
Retained earnings               3,841.5    3,855.3    3,824.3
  Total                         4,215.0    4,215.0    4,107.8
Accumulated other comprehensive
  income (loss)                  (120.2)    (120.7)     (79.3)
Stockholders' equity            4,094.8    4,094.3    4,028.5
    Total                     $10,425.0  $10,281.9  $10,694.8

DEERE & COMPANY               FINANCIAL SERVICES
CONDENSED CONSOLIDATED
BALANCE SHEET
Millions of dollars           January 31 October 31 January 31
(Unaudited)                   2000       1999       1999
Assets
Cash and short-term
  investments                 $  181.4   $  183.8   $  245.2
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents    181.4      183.8      245.2
Marketable securities            115.5      110.1      870.8
Receivables from
  unconsolidated subsidiaries
  and affiliates                  29.1        4.8        6.7
Trade accounts and notes
  receivables - net
Financing receivables - net    6,909.3    6,624.2    6,613.2
Other receivables                135.3      144.5      477.1
Equipment on operating
  leases - net                 1,750.9    1,652.2    1,256.5
Inventories
Property and equipment - net      45.1       43.5       48.6
Investments in unconsolidated
  subsidiaries and affiliates     11.1        9.9       20.9
Intangible assets - net             .3         .3        7.2
Prepaid pension costs
Other assets                      95.2       89.8       29.6
Deferred income taxes              5.6        5.2       21.0
Deferred charges                   6.6        7.2       30.9
    Total                     $9,285.4   $8,875.5   $9,627.7

Liabilities and Stockholders'
  Equity
Short-term borrowings         $4,559.1   $3,846.0   $3,795.0
Payables to unconsolidated
  subsidiaries and affiliates    260.2      358.1      278.5
Accounts payable and
  accrued expenses               620.9      540.8      885.6
Insurance and health care
  claims and reserves             60.7       55.4      402.9
Accrued taxes                     14.3        6.8        5.4
Deferred income taxes             54.4       55.8       12.8
Long-term borrowings           2,416.3    2,770.1    2,674.6
Retirement benefit accruals
  and other liabilities           22.7       21.3       32.1
    Total liabilities          8,008.6    7,654.3    8,086.9

Common stock, $1 par value
  (issued shares at January 31,
  2000 - 265,878,758)            241.4      229.1      247.5
Common stock in treasury
Unamortized restricted stock
  compensation
Retained earnings              1,045.1    1,005.6    1,284.5
  Total                        1,286.5    1,234.7    1,532.0
Accumulated other comprehensive
  income (loss)                   (9.7)    (13.5)        8.8
Stockholders' equity           1,276.8    1,221.2    1,540.8
    Total                     $9,285.4   $8,875.5   $9,627.7

DEERE & COMPANY                     CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
CONSOLIDATED CASH FLOWS             Consolidated Subsidiaries)
                                    Three Months Ended
                                    January 31
Millions of dollars (Unaudited)     2000       1999
Cash Flows from Operating Activities
Net income                          $   37.7   $   49.7
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                (454.3)    (446.8)
    Net cash provided by (used for)
      operating activities            (416.6)    (397.1)

Cash Flows from Investing Activities
Collections of financing
  receivables                        1,794.8    1,598.4
Proceeds from sales of financing
  receivables                           71.3      102.1
Proceeds from maturities and sale of
  marketable securities                215.5       37.3
Proceeds from sales of equipment on
  operating leases                      61.7       38.1
Cost of financing receivables
  acquired                          (2,007.8)  (2,042.2)
Purchases of marketable securities     (19.4)     (33.8)
Purchases of property and equipment    (37.3)     (54.9)
Cost of operating leases acquired     (209.5)    (125.2)
Acquisitions of businesses, net of
  cash acquired                        (14.9)
Other                                   69.1       71.8
  Net cash provided by (used for)
    operating activities               (76.5)    (408.4)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                           733.2      541.7
Change in intercompany
  receivables/payables
Proceeds from long-term borrowings     162.7      675.0
Principal payments on long-term
  borrowings                          (353.5)    (297.5)
Proceeds from issuance of
  common stock                           4.5         .4
Repurchases of common stock                       (46.1)
Dividends paid                         (51.4)     (51.7)
Other
  Net cash provided by
    financing activities               495.5      821.8

Effect of Exchange Rate
  Changes on Cash                        (.4)       (.5)

Net Increase (Decrease) in Cash
  and Cash Equivalents                   2.0       15.8
Cash and Cash Equivalents at
  Beginning of Period                  295.5      309.7
Cash and Cash Equivalents at
  End of Period                     $  297.5  $   325.5

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF             (Deere & Company with
CONSOLIDATED CASH FLOWS             Financial Services on the
                                    Equity Basis)
                                    Three Months Ended
                                    January 31
Millions of dollars (Unaudited)     2000         1999
Cash Flows from Operating Activities
Net income                          $ 37.7       $ 49.7
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities              (601.8)      (566.4)
    Net cash provided by (used for)
      operating activities          (564.1)      (516.7)

Cash Flows from Investing Activities
Collections of financing
  receivables                         30.0          7.5
Proceeds from sales of financing
  receivables
Proceeds from maturities and sale of
  marketable securities              202.8
Proceeds from sales of equipment on
  operating leases                      .1
Cost of financing receivables
  acquired                             (.3)        (9.0)
Purchases of marketable securities
Purchases of property and equipment  (34.7)       (50.9)
Cost of operating leases acquired      (.3)
Acquisitions of businesses, net of
  cash acquired                      (13.8)
Other                                  1.8          3.5
  Net cash provided by (used for)
    investing activities             185.6        (48.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                         276.6        561.2
Change in intercompany
  receivables/payables                36.4         17.6
Proceeds from long-term borrowings                 50.0
Principal payments on long-term
  borrowings
Proceeds from issuance of
  common stock                         4.5           .4
Repurchases of common stock                       (46.1)
Dividends paid                       (51.4)       (51.7)
Other                                               (.1)
  Net cash provided by
    financing activities             266.1        531.3

Effect of Exchange Rate
  Changes on Cash                      (.6)         (.5)

Net Increase (Decrease) in Cash
  and Cash Equivalents              (113.0)       (34.8)
Cash and Cash Equivalents at
  Beginning of Period                229.1        207.9
Cash and Cash Equivalents at
  End of Period                     $116.1       $173.1

DEERE & COMPANY                     FINANCIAL SERVICES
CONDENSED STATEMENT OF              Three Months Ended
CONSOLIDATED CASH FLOWS             January 31
Millions of dollars (Unaudited)     2000         1999
Cash Flows from Operating Activities
Net income                          $ 44.4       $ 43.4
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities               108.1         81.2
    Net cash provided by (used for)
      operating activities           152.5        124.6

Cash Flows from Investing Activities
Collections of financing
  receivables                      1,764.8      1,590.8
Proceeds from sales of financing
  receivables                         71.3        102.2
Proceeds from maturities and sale of
  marketable securities               12.7         37.3
Proceeds from sales of equipment on
  operating leases                    61.6         38.1
Cost of financing receivables
  acquired                        (2,007.4)    (2,033.2)
Purchases of marketable securities   (19.4)       (33.8)
Purchases of property and equipment   (2.6)        (4.0)
Cost of operating leases acquired   (209.2)      (125.2)
Acquisitions of businesses, net of
  cash acquired                       (1.1)
Other                                 67.2         68.3
  Net cash provided by (used for)
    investing activities            (262.1)      (359.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                         456.6        (19.5)
Change in intercompany
  receivables/payables              (153.8)       (64.4)
Proceeds from long-term borrowings   162.7        625.0
Principal payments on long-term
  borrowings                        (353.5)      (297.5)
Proceeds from issuance of
  common stock
Repurchases of common stock
Dividends paid                        (5.0)        (5.0)
Other
  Net cash provided by
    financing activities             107.0        238.6

Effect of Exchange Rate
  Changes on Cash                       .2

Net Increase (Decrease) in Cash
  and Cash Equivalents                (2.4)         3.7
Cash and Cash Equivalents at
  Beginning of Period                183.8        241.5
Cash and Cash Equivalents at End
  of Period                         $181.4       $245.2

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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

EQUIPMENT OPERATIONS - These data include the Company's agricultural equipment, construction equipment, commercial and consumer equipment and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

FINANCIAL SERVICES - These data include the Company's credit, insurance and health care operations. The insurance operations were sold in the fourth quarter of 1999.

CONSOLIDATED - These data represent the consolidation of the Equipment Operations and Financial Services. References to
"Deere & Company" or "the Company" refer to the entire enterprise.

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                    Three Months Ended
                                    January 31
                                    2000        1999
Balance, beginning of period        $3,855.3    $3,839.5
Net income                              37.7        49.7
Dividends declared                     (51.5)      (50.7)
Other                                              (14.2)
Balance, end of period              $3,841.5    $3,824.3

(4) An analysis of the cumulative adjustment follows in millions of dollars:

                                    Three Months Ended
                                    January 31
                                    2000       1999
Balance, beginning of period        $(107.4)   $(80.5)
Translation adjustment                  9.4      (7.4)
Income taxes applicable to
  translation adjustments              (4.0)     (1.7)
Balance, end of period              $(102.0)   $(89.6)

(5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                            January 31  October 31  January 31
                            2000        1999        1999
Raw Materials and supplies  $  375      $  257      $  341
Work-in-process                459         370         555
Finished machines and parts  2,004       1,721       1,776
Total FIFO value             2,838       2,348       2,672
Adjustment to LIFO basis     1,057       1,054       1,057
Inventories                 $1,781      $1,294      $1,615

(6) At January 31, 2000, the net unpaid balance of all retail notes previously sold by the Financial Services operations was $2,348 million and the Company's maximum exposure under all related recourse provisions was $169 million. At January 31, 2000, the Company had commitments of approximately $84 million for construction and acquisition of property and equipment.

(7) Dividends declared and paid on a per share basis were as follows:

                                       Three Months Ended
                                       January 31
                                       2000       1999
Dividends declared                     $.22       $.22
Dividends paid                         $.22       $.22

(8) Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

                                     Three Months Ended
                                     January 31
                                                         %
                                     2000     1999    Change
Net sales:
  Agricultural equipment*            $ 1,035  $ 1,157  - 11
  Construction equipment                 338      387  - 13
  Commercial and consumer equipment      493      429  + 15
  Other                                   14
    Total net sales                    1,880    1,973  -  5
  Credit revenues                        301      261  + 15
  Other revenues                         158      225  - 30
    Total net sales and revenues**   $ 2,339  $ 2,459  -  5
Operating profit***:
  Agricultural equipment              $   14  $    18  - 22
  Construction equipment                  11       25  - 56
  Commercial and consumer equipment        9       12  - 25
  Credit                                  64       65  -  2
  Other                                   (9)      (3) +200
    Total operating profit**              89      117  - 24
  Interest, corporate expenses-net and
    income taxes                         (51)     (67) - 24
    Net income                       $    38  $    50  - 24
Identifiable assets:
 Agricultural equipment              $ 4,188  $ 4,921  - 15
  Construction equipment                 832      935  - 11
  Commercial and consumer equipment    2,294    1,859  + 23
  Credit                               9,076    8,385  +  8
  Other                                  320    1,252  - 74
  Corporate                            1,434    1,151  + 25
    Total assets                     $18,144  $18,503  -  2

*    Additional intersegment sales
       of agricultural equipment     $    21  $    27  - 22

**   Includes overseas equipment
       operations as follows:
         Net sales                   $   551  $   572  -  4
         Operating profit                 33       54  - 39

*** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

(9) A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                       Three Months Ended
                                       January 31
                                       2000     1999
Net income                             $37.7    $ 49.7
Average shares outstanding             233.9     231.7
Basic net income per share             $ .16    $  .21

Average shares outstanding             233.9     231.7
Effect of dilutive securities:
  Stock options                          2.4        .9
  Other                                             .1
    Total potential shares outstanding 236.3     232.7
Diluted net income per share           $ .16     $ .21

     Stock options to purchase 2.9 million shares during the first quarter of 2000 and 4.3 million shares during the first quarter of 1999 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

(11) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

                                     Three Months Ended
                                     January 31
                                     2000        1999
Net income                           $37.7       $49.7

Other comprehensive income (loss),
  net of tax:
Change in cumulative translation
  adjustment                           5.4        (9.1)
Unrealized gain (loss) on
  marketable securities               (4.9)        4.5

Comprehensive income                 $38.2       $45.1

(12) In December 1999, the Company granted options to employees for the purchase of 5.2 million shares of common stock at an exercise price of $41.47 per share. At January 31, 2000, options for 17.0 million shares were outstanding at option prices in a range of $13.63 to $82.19 per share and a weighted-average exercise price of $39.56 per share. A total of 2.8 million shares remained available for the granting of future options.

(13) On December 13, 1999, the Company announced an agreement to acquire Timberjack Group, headquartered in Helsinki, Finland for approximately $600 million. Subject to regulatory approvals, the transaction is expected to close in the year 2000. Timberjack Group, a leading manufacturer of forestry equipment, reported annual sales of $580 million in 1998. This acquisition will broaden the forestry product line and customer base for the company's construction equipment segment.

(14) In the first quarter of 2000, the Company invested $21 million for a 41 percent interest in Nortrax, a joint venture to assist in the consolidation, development and management of the Company's construction equipment dealers. This acquisition did not have a material effect on the Company's financial position or results of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's first-quarter net income was $37.7 million, or $.16 per share, compared with $49.7 million, or $.21 per share, in last year's first quarter. Depressed agricultural commodity prices continued to severely affect demand for agricultural equipment during the period. Production schedules in agricultural and construction equipment were at planned low levels during the quarter, reflecting improved order-fulfillment processes in construction equipment and the balancing of agricultural equipment production with present levels of demand. In addition, the first quarter has historically been the seasonally weakest period for the industry.

Worldwide net sales and revenues for the quarter decreased 5 percent, to $2,339 million, compared with $2,459 million last year. Net equipment sales were $1,880 million for the quarter, compared with $1,973 million last year. Overseas net sales for the quarter were $551 million, compared with $572 million the previous year. Excluding the impact of the stronger U.S. dollar, overseas sales for the quarter would have shown a 4 percent increase over last year. Overall, the Company's physical volume of sales decreased 3 percent for the period.

Worldwide equipment operations had an operating profit of $20 million for the first quarter of 2000, compared with $51 million last year. Lower sales, an adverse sales mix and product development costs of the newly formed special technologies group, partially offset by lower pension costs, affected this year's results.

 . Operating profit of the worldwide agricultural equipment segment for the first quarter of 2000 was $14 million, compared with $18 million last year. Results for the quarter reflected the impact of lower sales, as well as cost reductions and improved efficiencies from the restructuring activities of these operations. Significantly, North American used goods receivables continued to decline during the quarter. Overseas agricultural equipment sales, excluding the impact of the stronger U.S. dollar for the quarter, were slightly higher than last year. The overseas operations continued to be positive contributors to the segment's results.

 . Operating profit of the worldwide construction equipment segment for the quarter was $11 million, compared with $25 million last year. Lower sales and production volumes affected this year's quarterly results, due to full implementation of the estimate-to-cash program, anticipated lower demand and a reversal of sales and cost of sales related to Company equipment held in inventory by a recently established joint venture.

 . Operating profit of the worldwide commercial and consumer equipment segment for the quarter was $9 million, compared with $12 million last year. Although the segment's sales continued to increase, operations were adversely affected by higher selling and administrative costs related to growth, as well as by inefficiencies and costs related to the relocation of the handheld product operations.

 . Net income of the Company's credit operations was $41 million in the first quarter of 2000, compared with $42 million in last year's first quarter. This quarter's results were affected by higher operating costs and lower income from the sale of retail notes, partially offset by higher income from a larger average receivable and lease portfolio. Total revenues of the credit operations increased 16 percent from $261 million in the first quarter of 1999 to $302 million in the current quarter. The average balance of receivables and leases financed was 10 percent higher in the first quarter, compared with the same period last year. Interest expense increased 18 percent in the current quarter, compared with 1999, as a result of an increase in average borrowings and higher borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 1.55 to 1 for the first quarter this year, compared with 1.63 to 1 in 1999.

 . The Company's other businesses had operating losses of $9 million for the first quarter, compared with operating losses of $3 million last year. Current-year results reflected goodwill amortization and higher costs related to the development of new products of the special technologies group. Partially offsetting these factors was higher operating profit of the health care operations.

Additional information on business segments is presented in Note
8 to the interim financial statements.

Insurance and health care premiums have decreased to $113 million in the first quarter this year, compared to $180 million in the same period last year, while corresponding claims and benefits expenses have also decreased to $90 million this year, compared to $154 million last year, due to the sale of the insurance subsidiaries in the fourth quarter of 1999. Other operating expenses have increased to $72 million this year, compared to $43 million last year, primarily as a result of an increase in the depreciation of equipment on operating leases due to the growth in the credit operations' portfolio.

MARKET CONDITIONS AND OUTLOOK

 . AGRICULTURAL EQUIPMENT. In January, the USDA lowered its estimates of carryover stocks, following a change in the assessment of the size of the 1999 corn crop and increased usage. Although grain and oilseed prices have improved slightly on this news and on concerns about dryness in certain areas of the United States, prices remain at low levels and demand for farm equipment remains very weak. At this time, the Company continues to expect that industry retail sales of farm machinery in North America will be off approximately 5 to 10 percent this year, compared with 1999 levels. Similar declines are expected in other major markets.

 . CONSTRUCTION EQUIPMENT. The market for these products remains extremely competitive. In addition, the Federal Reserve continues its efforts to slow the economy through a series of increases in short-term interest rates. In this environment, the Company continues to expect construction industry sales to be down 5 to 10 percent for the year. Retail sales of the Company's products, however, are expected to be higher in the remainder of the year due to an expanded product line. Additionally, production for the year 2000 is expected to benefit from tracking more closely with retail demand than was the case in 1999 when dealers were reducing their inventories.

 . COMMERCIAL AND CONSUMER EQUIPMENT. Continuing a trend of strong gains, retail demand for the Company's commercial and consumer equipment is expected to achieve further growth this year, assuming normal weather patterns and a continuation of current economic conditions. These operations should continue to benefit from market share growth, positive customer response to recently introduced products and international expansion.

 . CREDIT OPERATIONS. Credit is expected to continue benefiting from a larger receivable and lease portfolio this year. However, higher growth expenditures, lower gains on the sale of retail notes and continued weakness in the agricultural economy are expected to keep pressure on margins and have an adverse effect on this year's results.

Based on these conditions, the Company continues to expect its worldwide physical volume of sales to increase by approximately 10 percent for the year 2000. Second-quarter physical volumes are expected to be about 15 percent higher than in the comparable 1999 period.

The Company's results are clearly benefiting from an aggressive and timely response to market conditions, as well as from the pursuit of its growth and quality initiatives. In spite of a market that continues to be challenging, the Company is on track to achieve improved results this year.

YEAR 2000

No public infrastructure problems or any facilities related problems were encountered by John Deere locations during the rollover to the year 2000. After extensive system verification and testing, the Company's systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 problem. The total cost of the modifications and upgrades to date has been approximately $46 million since the beginning of 1997 and the future costs are not expected to be significant. These costs were expensed as incurred and did not include the cost of scheduled replacement software. Other major systems projects were not deferred due to the Year 2000 compliance projects.

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

SAFE HARBOR STATEMENT

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under the "Market Conditions and Outlook" and "Euro Conversion" headings and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Forward-looking statements relating to the Company's businesses involve certain factors that are subject to change, including: the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions, real estate values, animal diseases, crop pests, harvest yields and government farm programs; general economic conditions and housing starts; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes; levels of new and used field inventories; production difficulties, including capacity and supply constraints; dealer practices; labor relations; interest and currency exchange rates; technological difficulties; accounting standards; and other risks and uncertainties. The impact and timing of the previously announced Timberjack acquisition is uncertain, including the impact of post-merger integration costs and the amortization of intangibles.

The number of housing starts is especially important to sales of construction equipment. Sales of commercial and consumer equipment during the spring are affected by the severity and timing of spring weather patterns. The Company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. These estimates and data are often revised. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in the Company's most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

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

In the first three months of 2000, negative cash flows from operating activities of $564 million resulted primarily from an increase in Company-owned inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables and from net income. The resulting net cash requirement for operating activities, along with payment of dividends and purchases of property and equipment, were provided primarily from an increase in borrowings and sales of marketable securities.

Negative cash flows from operating activities in the first three months of 1999 of $517 million resulted primarily from a decrease in accounts payable and accrued expenses and an increase in Company-owned inventories. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables and from net income. The resulting net cash requirement for operating activities, along with payment of dividends, purchases of property and equipment and repurchases of common stock, were provided primarily from an increase in borrowings.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables decreased $71 million during the first three months of 2000 and $649 million, compared to one year ago. Trade receivables for agricultural equipment declined from a year ago primarily due to production schedules being set below the levels of retail demand, and construction equipment receivables were lower as dealers reduced their inventories. Commercial and consumer equipment trade receivables were higher than a year ago primarily due to higher sales volumes. North American agricultural equipment and construction equipment trade receivables decreased $700 million and $136 million, respectively, compared to a year ago. North American commercial and consumer equipment receivables increased $179 million and other equipment receivables increased $12 million, compared with the levels 12 months earlier. Total overseas trade receivables were $4 million lower than a year ago due to the impact of weaker foreign currency exchange rates. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 33 percent at January 31, 2000, compared to 34 percent at October 31, 1999 and 33 percent at January 31, 1999. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 11 percent, 12 percent and 7 percent at January 31, 2000, October 31, 1999 and January 31, 1999, respectively.

Company inventories at January 31, 2000 increased by $487 million during the first three months and $166 million during the past 12 months, primarily reflecting a seasonal increase in the first quarter and the higher sales volumes and start-up of new facilities of the commercial and consumer equipment segment.
Also contributing to a higher inventory level was the financial consolidation of the Company's agricultural equipment operations in Brazil during the third quarter of 1999. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 6 percent from a year ago.

Total interest-bearing debt of the Equipment Operations was $1,975 million at January 31, 2000, compared with $1,678 million at the end of fiscal year 1999, and $2,677 million at January 31, 1999. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 33 percent, 29 percent and 40 percent at January 31, 2000, October 31, 1999 and January 31, 1999, respectively.

FINANCIAL SERVICES

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first quarter of 2000, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $153 million in the current quarter. Cash provided by financing activities totaled $107 million in the first three months of 2000, primarily resulting from $112 million of proceeds from total borrowings, which was partially offset by payment of a $5 million dividend to the Equipment Operations. Cash used for investing activities totaled $262 million in the current quarter, primarily due to the cost of financing receivables and leases acquired exceeding collections of financing receivables, sales of retail notes and sales of equipment on operating leases.

In the first quarter of 1999, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $125 million in the first quarter of 1999. Cash provided by financing activities totaled $239 million in the first three months of 1999, primarily resulting from $244 million of proceeds from total borrowings, which was partially offset by payment of a $5 million dividend to the Equipment Operations. Cash used for investing activities totaled $360 million in the first quarter of 1999, primarily due to the cost of financing receivables and leases acquired exceeding collections of financing receivables and sales of retail notes.

Marketable securities held by Financial Services have decreased $755 million, compared to a year ago. The insurance subsidiaries, including their investment portfolio, were sold in the fourth quarter of 1999. In addition, the marketable securities transferred from the insurance subsidiaries to Deere & Company before the sale were liquidated during the first quarter of 2000. The remaining marketable securities consist of those held by the health care subsidiaries.

Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases. These receivables and leases increased by $384 million in the first three months of 2000 and $791 million during the past 12 months due to the cost of financing receivables and leases acquired exceeding collections and sales of retail notes, and the acquisitions of certain credit operations during these periods. Total acquisitions of financing receivables and leases were 3 percent higher in the first three months of 2000, compared with the same period last year. Acquisition volumes of leases, revolving charge accounts and wholesale notes were all higher in the first three months of 2000, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $11,008 million at January 31, 2000, compared with $10,992 million at October 31, 1999 and $9,820 million at January 31, 1999. At January 31, 2000, the unpaid balance of all retail notes previously sold was $2,348 million, compared with $2,716 million at October 31, 1999 and $1,951 million at January 31, 1999.

Total outside interest-bearing debt of the credit operations was $6,975 million at January 31, 2000, compared with $6,616 million at the end of fiscal year 1999 and $6,470 million at January 31, 1999. Total outside borrowings increased during the first three months of 2000 and the past 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.0 to 1 at January 31, 2000, compared with 6.0 to 1 at October 31, 1999 and 6.2 to 1 at January 31, 1999.

During the first quarter of 2000, the credit operations issued
$150 million and retired $292 million medium-term notes. The credit operations also issued $13 million and retired $62 million of other miscellaneous long-term debt.

CONSOLIDATED

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $6,054 million at January 31, 2000, $3,189 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $3,500 million.

Stockholder's equity was $4,095 million at January 31, 2000, compared with $4,094 million at October 31, 1999 and $4,029 million at January 31, 1999. During the first quarter of 2000, the net income and other minor changes in equity were mostly offset by dividends declared.

The Board of Directors at its meeting on February 23, 2000 declared a quarterly dividend of 22 cents per share payable May
1, 2000 to stockholders of record on March 31, 2000.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

See the Company's most recent annual report filed on Form 10-K
(Item 7A). There has been no material change in this information.

                  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note (10) to the Interim Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 118,088 shares of stock during the quarter in connection with an acquisition. These shares were not registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption provided by Section 4 (2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held February 23, 2000:

         a. the following directors were elected for terms expiring at the annual meeting in 2003:

                                                     Votes
                                      Votes For     Withheld
                                      ---------     --------

             Crandall C. Bowles     194,844,740    3,590,070
             Leonard A. Hadley      194,841,204    3,593,606
             Arthur L. Kelly        194,870,703    3,564,107
             Thomas H. Patrick      194,857,431    3,577,379

             John R. Block, Regina E. Herzlinger and Arnold R.
             Weber continue to serve as directors of the Company for terms expiring at the annual meeting in 2002.

             Hans W. Becherer, Antonio Madero B., John R.
             Stafford and John R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 2001.

         b.  pursuant to a nomination from the floor, Steve
             Baugher received 372 votes for his election as a director.

         c. the John Deere Omnibus Equity and Incentive Plan was approved:

                           Shares Voted
             Shares Voted    Against       Shares      Broker
             For Proposal    Proposal    Abstaining  Non-Votes
             ------------  ------------  ----------  ---------

             162,597,146    13,281,348   1,132,012   21,424,304

         d. the performance goals under the John Deere
            Performance Bonus Plan were re-approved:

            Shares Voted For    Shares Voted Against    Shares
               Proposal               Proposal        Abstaining
            ----------------    --------------------  ----------

              190,720,572             6,595,615        1,118,623

         e.  the performance goals under the John Deere Equity
             Incentive Plan were re-approved:

            Shares Voted For    Shares Voted Against    Shares
               Proposal               Proposal        Abstaining
            ----------------    --------------------  ----------

              192,512,267             4,772,171        1,150,372

         f. a stockholder proposal from the floor to establish a committee to review situations involving dissatisfied customers was not approved:

            Shares Voted For    Shares Voted Against    Shares
               Proposal               Proposal        Abstaining
            ----------------    --------------------  ----------

                 632                198,434,178             0

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

(b)  Reports on Form 8-K

Current Report on Form 8-K dated November 24, 1998 (Item 7).
Current Report on Form 8-K dated December 13, 1999 (Item 7).

                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         DEERE & COMPANY

Date:  March 13, 2000    By:  s/ NATHAN J. JONES
                              Nathan J. Jones
                              Senior Vice President
                              Principal Financial Officer
                              and Principal Accounting Officer

                     INDEX TO EXHIBITS

Number
------

2      Not applicable

3      Not applicable

4      Not applicable

10     Not applicable

11     Not applicable

12     Computation of ratio of earnings to fixed charges

15     Not applicable

18     Not applicable

19     Not applicable

22     Not applicable

23     Not applicable

24     Not applicable

27     Financial data schedule

99     Not applicable