Form 10-Q
period 2000-04-30
DEERE & CO
filed 2000-06-08
CIK 315189

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

Commission file no: 1-4121

DEERE & COMPANY

Delaware (State of incorporation)	36-2382580 (IRS employer identification no.)

One John Deere Place
Moline, Illinois 61265
(Address of principal executive offices)

Telephone Number: (309) 765-8000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At April 30, 2000, 234,266,403 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

Three Months Ended April 30

Millions of dollars except per share amounts
(Unaudited)

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Three Months Ended April 30		Three Months Ended April 30		Three Months Ended April 30
	2000	1999	2000	1999	2000	1999
Net Sales and Revenues
Net sales of equipment	$3,324.1	$2,957.1	$3,324.1	$2,957.1
Finance and interest income	312.2	274.9	21.3	24.0	$295.8	$255.1
Insurance and health care premiums	115.8	186.1			120.4	192.5
Investment income	3.7	16.0	1.1		2.6	16.0
Other income	33.9	34.3	23.4	17.2	17.6	23.2

Total	3,789.7	3,468.4	3,369.9	2,998.3	436.4	486.8

Costs and Expenses
Cost of goods sold	2,605.4	2,438.7	2,609.2	2,442.8
Research and development expenses	139.7	113.1	139.7	113.1
Selling, administrative and general expenses	363.2	340.6	275.1	237.1	88.8	104.9
Interest expense	160.1	142.8	44.2	42.7	120.8	104.3
Insurance and health care claims and benefits	94.9	152.3			94.9	153.7
Other operating expenses	73.2	50.1	7.9	1.5	72.5	54.3

Total	3,436.5	3,237.6	3,076.1	2,837.2	377.0	417.2

Income of Consolidated Group Before Income Taxes	353.2	230.8	293.8	161.1	59.4	69.6
Provision for income taxes	149.5	82.7	128.4	58.3	21.1	24.3

Income of Consolidated Group	203.7	148.1	165.4	102.8	38.3	45.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	.1	.2	36.2	42.3	.1	.2
Other	.5	1.8	2.7	5.0	.1

Total	.6	2.0	38.9	47.3	.2	.2

Net Income	$204.3	$150.1	$204.3	$150.1	$38.5	$45.5

Per Share:
Net income—basic	$.87	$.65
Net income—diluted	$.87	$.65

    See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

Six Months Ended April 30

Millions of dollars except per share amounts
(Unaudited)

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Six Months Ended April 30		Six Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999	2000	1999
Net Sales and Revenues
Net sales of equipment	$5,204.1	$4,930.3	$5,204.1	$4,930.3
Finance and interest income	615.6	534.0	46.3	45.8	$578.7	$495.8
Insurance and health care premiums	228.4	365.9			238.0	379.1
Investment income	12.8	34.7	7.7		5.1	34.7
Other income	68.2	62.1	45.9	32.7	36.8	44.0

Total	6,129.1	5,927.0	5,304.0	5,008.8	858.6	953.6

Costs and Expenses
Cost of goods sold	4,157.8	4,092.5	4,166.0	4,101.2
Research and development expenses	242.3	209.0	242.3	209.0
Selling, administrative and general expenses	678.9	642.5	514.6	444.9	165.8	200.1
Interest expense	306.9	276.9	80.9	82.7	235.3	201.9
Insurance and health care claims and benefits	185.1	306.2			185.1	309.4
Other operating expenses	145.1	92.8	15.6	(.7)	144.1	106.8

Total	5,716.1	5,619.9	5,019.4	4,837.1	730.3	818.2

Income of Consolidated Group Before Income Taxes	413.0	307.1	284.6	171.7	128.3	135.4
Provision for income taxes	170.3	109.2	124.3	62.2	45.8	47.0

Income of Consolidated Group	242.7	197.9	160.3	109.5	82.5	88.4

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	.2	.5	77.2	83.9	.2	.5
Other	(.9)	1.4	4.5	6.4	.1	.1

Total	(.7)	1.9	81.7	90.3	.3	.6

Net Income	$242.0	$199.8	$242.0	$199.8	$82.8	$89.0

Per Share:
Net income—basic	$1.03	$.86
Net income—diluted	$1.03	$.86

    See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

Millions of dollars (Unaudited)

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)			EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)			FINANCIAL SERVICES
	April 30 2000	October 31 1999	April 30 1999	April 30 2000	October 31 1999	April 30 1999	April 30 2000	October 31 1999	April 30 1999
Assets
Cash and short-term investments	$370.4	$295.5	$295.3	$144.2	$111.7	$61.1	$226.2	$183.8	$234.1
Cash deposited with unconsolidated subsidiaries				131.5	117.4	68.1

Cash and cash equivalents	370.4	295.5	295.3	275.7	229.1	129.2	226.2	183.8	234.1
Marketable securities	112.7	315.5	858.0		205.3		112.6	110.1	858.0
Receivables from unconsolidated subsidiaries and affiliates	155.6	30.2	42.7	336.5	266.0	242.2	92.6	4.8	5.1
Trade accounts and notes receivable—net	3,815.2	3,251.1	4,271.8	3,815.2	3,251.1	4,271.8
Financing receivables—net	7,542.3	6,742.6	7,521.6	134.2	118.4	93.5	7,408.1	6,624.2	7,428.1
Other receivables	226.0	273.9	407.0	104.1	129.4	43.8	121.8	144.5	363.2
Equipment on operating leases—net	1,817.8	1,654.7	1,417.5		2.6		1,817.8	1,652.2	1,417.5
Inventories	1,876.9	1,294.3	1,584.4	1,876.9	1,294.3	1,584.4
Property and equipment—net	1,778.2	1,782.3	1,672.7	1,733.4	1,738.8	1,624.4	44.8	43.5	48.3
Investments in unconsolidated subsidiaries and affiliates	165.5	151.5	181.4	1,462.2	1,362.8	1,756.1	11.7	9.9	10.2
Intangible assets—net	713.1	295.1	273.9	712.0	294.8	267.0	1.1	.3	6.9
Prepaid pension costs	621.8	619.9	651.7	621.8	619.9	651.7
Other assets	215.9	185.5	123.7	91.5	95.7	76.8	124.4	89.8	46.9
Deferred income taxes	686.7	598.1	456.8	680.9	592.9	435.7	5.8	5.2	21.1
Deferred charges	107.1	88.0	100.8	99.2	80.8	70.7	7.9	7.2	30.1

Total	$20,205.2	$17,578.2	$19,859.3	$11,943.6	$10,281.9	$11,247.3	$9,974.8	$8,875.5	$10,469.5

Liabilities and Stockholders' Equity
Short-term borrowings	$6,562.7	$4,488.2	$6,648.9	$2,028.4	$642.2	$2,191.7	$4,534.3	$3,846.0	$4,457.2
Payables to unconsolidated subsidiaries and affiliates	65.9	15.5	51.1	65.9	15.5	51.1	405.2	358.1	272.7
Accounts payable and accrued expenses	2,717.8	2,432.8	2,586.6	2,093.8	1,891.9	1,781.6	624.0	540.8	804.9
Insurance and health care claims and reserves	55.2	55.4	405.8				55.2	55.4	405.8
Accrued taxes	76.4	144.8	94.5	66.4	138.1	86.4	10.0	6.8	8.1
Deferred income taxes	64.4	63.0	18.4	6.7	7.2	5.0	57.7	55.8	13.4
Long-term borrowings	3,960.4	3,806.2	3,485.1	1,004.2	1,036.1	596.5	2,956.2	2,770.1	2,888.6
Retirement benefit accruals and other liabilities	2,486.2	2,478.0	2,394.3	2,462.0	2,456.6	2,360.4	24.0	21.3	33.9

Total liabilities	15,989.0	13,483.9	15,684.7	7,727.4	6,187.6	7,072.7	8,666.6	7,654.3	8,884.6

Common stock, $1 par value (issued shares at April 30, 2000—266,035,205)	1,860.8	1,850.4	1,838.6	1,860.8	1,850.4	1,838.6	245.4	229.1	247.5
Common stock in treasury	(1,456.4)	(1,469.4)	(1,474.8)	(1,456.4)	(1,469.4)	(1,474.8)
Unamortized restricted stock compensation	(18.2)	(21.3)	(28.0)	(18.2)	(21.3)	(28.0)
Retained earnings	3,990.5	3,855.3	3,922.9	3,990.5	3,855.3	3,922.9	1,078.5	1,005.6	1,325.1

Total	4,376.7	4,215.0	4,258.7	4,376.7	4,215.0	4,258.7	1,323.9	1,234.7	1,572.6
Accumulated other comprehensive income (loss)	(160.5)	(120.7)	(84.1)	(160.5)	(120.7)	(84.1)	(15.7)	(13.5)	12.3

Stockholders' equity	4,216.2	4,094.3	4,174.6	4,216.2	4,094.3	4,174.6	1,308.2	1,221.2	1,584.9

Total	$20,205.2	$17,578.2	$19,859.3	$11,943.6	$10,281.9	$11,247.3	$9,974.8	$8,875.5	$10,469.5

    See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

Six Months Ended April 30

Millions of dollars
(Unaudited)

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Six Months Ended April 30		Six Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999	2000	1999
Cash Flows from Operating Activities
Net income	$242.0	$199.8	$242.0	$199.8	$82.8	$89.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities	(696.7)	(527.4)	(995.5)	(658.4)	226.0	51.9

Net cash provided by (used for) operating activities	(454.7)	(327.6)	(753.5)	(458.6)	308.8	140.9

Cash Flows from Investing Activities
Collections of financing receivables	3,338.6	3,081.4	18.9	12.3	3,319.7	3,069.1
Proceeds from sales of financing receivables	154.1	297.4			154.1	297.4
Proceeds from maturities and sales of marketable securities	229.7	76.6	202.8		27.0	76.6
Proceeds from sales of equipment on operating leases	151.4	95.9	1.1		150.2	95.9
Cost of financing receivables acquired	(4,179.3)	(4,007.1)	(4.3)	(22.2)	(4,175.0)	(3,984.9)
Purchases of marketable securities	(30.7)	(62.5)			(30.7)	(62.5)
Purchases of property and equipment	(109.1)	(116.5)	(104.1)	(110.2)	(5.0)	(6.3)
Cost of operating leases acquired	(460.9)	(389.6)	(.3)		(460.6)	(389.6)
Acquisitions of businesses, net of cash acquired	(568.2)	(62.2)	(567.2)	(41.5)	(1.1)	(20.7)
Increase in receivables with unconsolidated affiliates	(87.8)	(5.1)			(87.8)	(5.1)
Other	39.9	14.8	(.5)	4.7	36.6	10.0

Net cash used for investing activities	(1,522.3)	(1,076.9)	(453.6)	(156.9)	(1,072.6)	(920.1)

Cash Flows from Financing Activities
Increase in short-term borrowings	2,258.7	904.2	1,356.3	637.9	902.4	266.3
Change in intercompany receivables/payables			(.6)	(2.3)	14.7	(69.3)
Proceeds from long-term borrowings	1,012.0	1,548.9	1.5	48.9	1,010.5	1,500.0
Principal payments on long-term borrowings	(1,119.6)	(915.2)	(3.7)		(1,115.9)	(915.2)
Proceeds from issuance of common stock	5.9	3.1	5.9	3.1
Repurchases of common stock		(46.1)		(46.1)
Dividends paid	(102.9)	(102.7)	(102.9)	(102.7)	(10.0)	(10.0)
Other	(.1)	(1.2)	(.1)	(1.1)	4.0

Net cash provided by financing activities	2,054.0	1,391.0	1,256.4	537.7	805.7	771.8

Effect of Exchange Rate Changes on Cash	(2.1)	(.9)	(2.7)	(.9)	.5

Net Increase (Decrease) in Cash and Cash Equivalents	74.9	(14.4)	46.6	(78.7)	42.4	(7.4)
Cash and Cash Equivalents at Beginning of Period	295.5	309.7	229.1	207.9	183.8	241.5

Cash and Cash Equivalents at End of Period	$370.4	$295.3	$275.7	$129.2	$226.2	$234.1

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

    (2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

      Equipment Operations--These data include the Company's agricultural equipment, construction equipment, commercial and consumer equipment and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

      Financial Services--These data include the Company's credit, insurance and health care operations. The insurance operations were sold in the fourth quarter of 1999.

      Consolidated--These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

    (3) An analysis of the Company's retained earnings follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999
Balance, beginning of period	$3,841.5	$3,824.3	$3,855.3	$3,839.5
Net income	204.3	150.1	242.0	199.8
Dividends declared	(51.3)	(51.0)	(102.6)	(101.7)
Other	(4.0)	(.5)	(4.2)	(14.7)

Balance, end of period	$3,990.5	$3,922.9	$3,990.5	$3,922.9

    (4) An analysis of the cumulative translation adjustment follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999
Balance, beginning of period	$(102.0)	$(89.6)	$(107.4)	$(80.5)
Translation adjustment	(37.2)	(2.5)	(27.8)	(9.9)
Income taxes applicable to translation adjustments	(2.8)	.1	(6.8)	(1.6)

Balance, end of period	$(142.0)	$(92.0)	$(142.0)	$(92.0)

    (5) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2000	October 31 1999	April 30 1999
Raw materials and supplies	$429	$257	$350
Work-in-process	425	370	499
Finished machines and parts	2,081	1,721	1,789

Total FIFO value	2,935	2,348	2,638
Adjustment to LIFO basis	1,058	1,054	1,054

Inventories	$1,877	$1,294	$1,584

    (6) At April 30, 2000, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,951 million and the Company's maximum exposure under all related recourse provisions was $157 million. At April 30, 2000, the Company had commitments of approximately $139 million for construction and acquisition of property and equipment.

    (7) Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999
Dividends declared	$.22	$.22	$.44	$.44
Dividends paid	$.22	$.22	$.44	$.44

    (8) Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
			% Change			% Change
	2000	1999		2000	1999
Net sales and revenues:
Agricultural equipment*	$1,675	$1,581	+6	$2,709	$2,738	-1
Commercial and consumer equipment	999	812	+23	1,492	1,241	+20
Construction equipment	634	559	+13	973	946	+3
Other	16	5	+220	30	5	+500

Total net sales	3,324	2,957	+12	5,204	4,930	+6
Credit revenues	312	278	+12	613	539	+14
Other revenues	154	233	-34	312	458	-32

Total net sales and revenues**	$3,790	$3,468	+9	$6,129	$5,927	+3

Operating profit***:
Agricultural equipment	$159	$61	+161	$173	$79	+119
Commercial and consumer equipment	115	89	+29	124	101	+23
Construction equipment	81	63	+29	92	88	+5
Credit	56	65	-14	120	130	-8
Other	(11)			(19)	(3)	+533

Total operating profit**	400	278	+44	490	395	+24
Interest, corporate expenses-net and income taxes	(196)	(128)	+53	(248)	(195)	+27

Net income	$204	$150	+36	$242	$200	+21

Identifiable assets:
Agricultural equipment				$4,401	$4,981	-12
Commercial and consumer equipment				2,548	2,082	+22
Construction equipment				1,684	1,041	+62
Credit				9,759	9,246	+6
Other				328	1,333	-75
Corporate				1,485	1,176	+26

Total assets				$20,205	$19,859	+2

*	Additional intersegment sales of agricultural equipment	$26	$29	-10	$47	$56	-16
**	Includes overseas equipment operations as follows:
	Net sales	$816	$767	+6	$1,366	$1,338	+2
	Operating profit	74	99	-25	107	152	-30
***	Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

    (9) A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Six Months Ended April 30
	2000	1999
Net income	$242.0	$199.8
Average shares outstanding	234.0	232.2
Basic net income per share	$1.03	$.86

Average shares outstanding	234.0	232.2
Effect of dilutive securities:
Stock options	2.0	1.2

Total potential shares outstanding	236.0	233.4

Diluted net income per share	$1.03	$.86

    Stock options to purchase 2.9 million shares during the first six months of 2000 and 4.2 million during the first six months of 1999 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

   (11) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2000	1999	2000	1999
Net income	204.3	$150.1	$242.0	$199.8
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(40.0)	(2.4)	(34.6)	(11.5)
Unrealized gain (loss) on marketable securities	(.3)	(2.3)	(5.2)	2.2

Comprehensive income	$164.0	$145.4	$202.2	$190.5

   (12) On April 28, 2000, the Company acquired Timberjack Group, a leading manufacturer of forestry equipment headquartered in Helsinki, Finland, for approximately $600 million. The acquisition has been accounted for as a purchase. The purchase price has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of this purchase price over the estimated fair value of identifiable net assets acquired (goodwill) is approximately $420 million and will be amortized on a straight-line basis over 30 years. The Timberjack assets purchased and liabilities assumed are included in the consolidated balance sheet as of April 30, 2000. The Timberjack results of operations will be included in the consolidated income statement beginning in the third quarter of 2000. Timberjack reported annual sales of $580 million in 1998. This acquisition did not have a material effect on the Company's financial position or results of operations. The acquisition will broaden the forestry product line and customer base for the Company's construction equipment segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Deere & Company's worldwide net income was $204.3 million, or $.87 per share, for the second quarter. This was a 36 percent increase from last year's second-quarter earnings of $150.1 million, or $.65 per share. For the first six months, net income was $242.0 million, or $1.03 per share, representing a 21 percent gain in comparison with last year's $199.8 million or $.86 per share. The increases were primarily due to improved manufacturing efficiencies and higher sales and production volumes. Sales for the quarter increased in line with the Company's expectations. Although the farm economy is continuing to feel the impact of low commodity prices, the Company's operations are benefiting from efficiencies associated with higher agricultural equipment production schedules, and the continued progress of quality and efficiency improvement initiatives under way in the Company. After being sharply reduced in 1999 to bring down dealer receivables, the Company's farm machinery production levels have been increased this year to correspond more closely with expected retail demand.

    Worldwide net sales and revenues were $3,790 million for the second quarter and $6,129 million for the first six months of 2000, compared with $3,468 million and $5,927 million, respectively, last year. Net sales of equipment were $3,324 million for the second quarter and $5,204 million for the first six months, compared with $2,957 million and $4,930 million for the comparable periods a year ago. The net sales increase was primarily due to increased physical volumes of sales, partially offset by the impact of weaker European currencies. Overseas sales were up 6 percent for the quarter and 2 percent for the year to date. Excluding the impact of weaker exchange rates, these respective increases were 15 percent and 10 percent. Worldwide, the physical volume of sales increased 15 percent for the quarter and 8 percent for the first six months, compared with a year ago.

    Worldwide equipment operations had net income of $165.4 million for the quarter and $160.3 million for the first six months of 2000, compared with $102.8 million and $109.5 million, respectively, last year. The increases were primarily due to improved manufacturing efficiencies, lower pension and health care costs, as well as higher sales and production volumes. Partially offsetting these factors were higher sales incentive costs, higher selling and administrative expenses related to growth and other initiatives, a higher tax rate and the impact of weaker European currencies. Worldwide equipment operating profit was $341 million for the quarter, a 64 percent increase over last year's $208 million, and $361 million for the first six months, a 39 percent increase compared with last year's $259 million.

  •
  Operating profit of the worldwide agricultural equipment segment was $159 million for the second quarter and $173 million for the first six months, compared with $61 million and $79 million, respectively, in 1999. The increases were primarily due to improved manufacturing efficiencies associated with higher production volumes, in addition to lower pension and health care costs and the impact of quality and efficiency improvement initiatives. Partially offsetting these factors were higher selling and administrative expenses related to growth and other initiatives, higher sales incentive costs and the impact of lower European exchange rates. Agricultural equipment production schedules this year are in line with expected retail demand, allowing the segment to operate at more efficient levels. Overseas operations continued to be positive contributors to the segment's results for these periods, although at a lower level than last year, due to the impact of weaker European currencies, a less favorable sales mix, higher sales incentive costs and higher selling and administrative expenses related to growth.

  •
  Operating profit of the commercial and consumer equipment segment was $115 million for the quarter and $124 million for the first six months, compared with $89 million and $101 million in the comparable 1999 periods. The increases were primarily due to higher sales volumes driven by continued strong retail demand for Company products. Partially offsetting these factors were higher selling and administrative costs related to growth initiatives, as well as inefficiencies and costs primarily related to the relocation of the handheld product operations. In addition, the division is benefiting from positive worldwide acceptance of the many innovative products that have been recently introduced.

  •
  Operating profit of the worldwide construction equipment segment was $81 million for the quarter and $92 million for the first six months, compared with $63 million and $88 million, respectively, last year. The increase was primarily due to higher sales and improved efficiencies. Sales for the quarter and the first six months were 13 percent and 3 percent higher than last year's comparable periods primarily due to an expanded product line. Last year's sales were reduced by implementation of the estimate to cash order fulfillment initiative. On April 28, 2000, the acquisition of Timberjack Group was completed for a purchase price of approximately $600 million. Through the acquisition, the Company became the world's largest producer of forest-harvesting equipment.

  •
  Net income of the Company's credit operations was $36 million for the second quarter and $77 million for the first six months of 2000, compared with $42 million and $84 million in the same periods last year. The 2000 second quarter and year-to-date results were affected by lower gains from the sale of retail notes and higher operating expenses, partially offset by higher income from a larger average receivable and lease portfolio. Total revenues of the credit operations increased 12 percent from $278 million in the second quarter of 1999 to $312 million in the current quarter and increased 14 percent in the first six months from $540 million last year to $614 million this year. The average balance of receivables and leases financed was 5 percent higher in the second quarter and 7 percent higher in the first six months of 2000, compared with the same periods last year. Interest expense increased 16 percent in the current quarter and 17 percent in the first six months of 2000, compared with 1999, primarily as a result of an increase in average borrowings and higher borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 1.46 to 1 for the second quarter this year, compared with 1.62 to 1 in 1999. This ratio was 1.50 to 1 for the first six months this year, compared with 1.64 to 1 in the same period of 1999.

  •
  The Company's other businesses had operating losses of $11 million for the second quarter and $19 million in the first six months of this year, compared with a break-even performance and a $3 million operating loss for last year's comparable periods. Current year results reflected costs related to the development of new products, e-business initiatives and goodwill amortization of the special technologies group. These factors were partially offset by higher operating profit of the health care operations.

    Additional information on business segments is presented in Note 8 to the interim financial statements.

    Insurance and health care premiums have decreased to $116 million in the second quarter and $228 million in the first six months of this year, compared to $186 million and $366 million in the same periods last year, while corresponding claims and benefits expenses have also decreased to $95 million in the current quarter and $185 million year-to-date, compared to $152 million and $306 million, respectively, last year, due to the sale of the insurance subsidiaries in the fourth quarter of 1999. Investment income decreased to $3.7 million in the second quarter and $12.8 million in the first six months, compared to $16.0 million and $34.7 million in the same periods last year also due to the sale of the insurance subsidiaries. Research and development expenses have increased to $140 million in the second quarter and $242 million in the first six months of this year, compared to $113 million and $209 million in the same periods last year, primarily due to the activities of the special technologies operations. Other operating expenses have increased to $73 million in the second quarter and $145 million year-to-date, compared to $50 million and $93 million, last year, primarily as a result of an increase in the depreciation of equipment on operating leases due to the growth in the credit operations' portfolio.

Market Conditions and Outlook

  •
  Agricultural Equipment. North American agricultural prospects for 2000 have generally improved over the last quarter. Although remaining at historically low levels, crop prices have risen over concerns about dry soil conditions in large portions of the U.S. corn belt and long-range weather forecasts suggesting below-normal precipitation in the same area. In addition, worldwide demand for grains and oilseeds has exceeded earlier expectations, while livestock prices have risen to profitable levels for most producers. The U.S. federal budget proposal carries a $7.1 billion supplement to existing farm programs, suggesting that farm income may be favorable again in 2000. Based on these conditions, the Company now expects industry retail sales in North America will be flat to down 5 percent from last year's levels, with declines of 5 to 10 percent expected in other major markets.

  •
  Commercial and Consumer Equipment. Continuing their strong momentum, retail sales of the Company's commercial and consumer equipment are expected to achieve further growth this year. These operations are expected to benefit from market-share growth and positive worldwide customer response to recently introduced products.

  •
  Construction Equipment. Despite higher mortgage rates, U.S. housing starts are expected to remain near 1.6 million units in 2000, down slightly from last year's 1.67 million. Public construction, especially for highways and streets, should continue to grow rapidly this year, and non-residential construction should also experience modest growth. In this environment, the Company expects construction industry retail sales to be down 5 to 10 percent, compared with last year. In forestry, pulp prices continue to recover as demand has risen in response to more rapid worldwide economic growth, while capacity has been held in check by a number of mill shutdowns. Lumber prices, although lower than last year, remain favorable for most producers. In the Company's view, this environment supports a continued high level of forestry activity in Europe and recovery in other global markets. At the retail level, sales of Company construction equipment are expected to be higher for the rest of the year due to an expanded product line and the impact of the Timberjack Group acquisition.

  •
  Credit Operations. Credit is expected to continue to benefit from a larger receivable and lease portfolio this year. However, lower gains on the sale of retail notes and higher growth expenditures will have an adverse effect on results.

    Based on these conditions, and with the inclusion of Timberjack, the Company's worldwide physical volume of sales is currently projected to increase by approximately 15 percent for full-year 2000 versus 1999. Third quarter physical volumes are projected to be approximately 21 percent higher than in the comparable period of last year. The Company remains on track with its growth and efficiency improvement plans and expects to see substantial growth when the farm sector fully recovers.

Safe Harbor Statement

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under the "Market Conditions and Outlook" heading and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties affect only particular Company businesses, while others affect or could affect all the Company's businesses.

    The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. During this period of sharply reduced demand for farm equipment, factors that are particularly important to the Company's outlook for this segment include the prices realized by farmers for their crops and livestock, which are in turn strongly impacted by weather and soil conditions and the level of farm product exports, as well as the level of payments under U.S. government farm programs.

    The Company's positive outlook for its commercial and consumer equipment sales assumes the continuation of the strong current economic conditions in the U.S. and the high level of consumer confidence. Other important assumptions include continued consumer acceptance of the Company's new products and a continuation of existing consumer borrowing patterns.

    The number of housing starts is especially important to sales of the Company's construction equipment. The results of the Company's construction equipment segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment. In addition, the impact of the recent Timberjack Group acquisition is uncertain, especially the cost and success of the Company's post-merger integration efforts and the impact of the increased level of amortization of intangibles.

    All of the Company's businesses are affected by general economic conditions in the worldwide markets in which the Company operates, interest and currency exchange rates, as well as monetary and fiscal policies (including actions by the Federal Reserve Board); actions of competitors in the various industries in which the Company competes, particularly price cutting; dealer practices, especially as to levels of new and used field inventories; and legislation affecting the sectors in which we operate. Other risks and uncertainties that from time to time affect the Company include production difficulties, including capacity and supply constraints; labor relations; technological difficulties; and accounting standards.

    The Company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. These estimates and data are often revised. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, is included in filings with the Securities and Exchange Commission.

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

    In the first six months of 2000, negative cash flows from operating activities of $754 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The cash requirement for operating activities, along with the requirements for acquisitions of businesses, purchases of property and equipment and payment of dividends were provided primarily from an increase in borrowings and sales of marketable securities. Cash and cash equivalents increased during the period.

    Negative cash flows from operating activities in the first six months of 1999 of $459 million resulted primarily from increases in inventories and trade receivables, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The resulting net cash requirement for operating activities, along with the requirements for purchases of property and equipment, payment of dividends, repurchases of common stock and acquisitions of businesses were provided primarily from an increase in borrowings and a decrease in cash and cash equivalents.

    Net trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $564 million during the first six months. However, trade receivables decreased $457 million, compared to a year ago. Agricultural equipment receivables were $699 million lower than a year ago due to agricultural equipment production volumes being set below the levels of retail demand. Commercial and consumer equipment receivables increased $245 million, compared to a year ago as a result of higher sales volumes and seasonal requirements. Construction equipment receivables were $5 million lower and other equipment receivables were $2 million higher than the levels 12 months earlier. The ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 38 percent at April 30, 2000, compared to 34 percent at October 31, 1999 and 39 percent at April 30, 1999. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 8 percent, 12 percent and 8 percent at April 30, 2000, October 31, 1999 and April 30, 1999, respectively.

    Inventories at April 30, 2000 increased by $583 million during the first six months and $293 million, compared to one year ago, due to seasonal requirements, higher sales volumes, the start-up of new facilities of the commercial and consumer equipment segment, and the acquisitions of the Timberjack Group in the current quarter and the Brazilian operations during the third quarter of 1999. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 11 percent from a year ago.

    Total interest-bearing debt of the Equipment Operations was $3,033 million at April 30, 2000, compared with $1,678 million at the end of fiscal year 1999 and $2,788 million at April 30, 1999. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 42 percent, 29 percent and 40 percent at April 30, 2000, October 31, 1999 and April 30, 1999, respectively.

    During the first six months of 2000, the Equipment Operations had a cash outflow of $567 million from business acquisitions, primarily due to the acquisition of the Timberjack Group.

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

    During the first six months of 2000, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $309 million in the first six months of this year. Cash provided by financing activities totaled $806 million in the first half of 2000, resulting primarily from an $812 million increase in total borrowings, which was partially offset by payment of a $10 million dividend to the Equipment Operations. Cash used for investing activities totaled $1,073 million in the first six months of 2000, primarily due to the cost of financing receivables and leases exceeding collections by $1,316 million, partially offset by $154 million of proceeds from the sales of retail notes.

    In the first six months of 1999, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $141 million in the first six months of last year. Cash provided by financing activities totaled $772 million in the first half of 1999, resulting from a $782 million increase in total borrowings, which was partially offset by payment of a $10 million dividend to the Equipment

Operations. Cash used for investing activities totaled $920 million in the first six months of 1999, primarily due to the cost of financing receivables and leases exceeding collections by $1,305 million, partially offset by $297 million of proceeds from the sales of retail notes.

    Marketable securities held by Financial Services have decreased $745 million, compared to a year ago. The insurance subsidiaries, including their investment portfolio, were sold in the fourth quarter of 1999. In addition, the marketable securities transferred from the insurance subsidiaries to Deere & Company before the sale were liquidated during the first quarter of 2000. The remaining marketable securities consist of those held by the health care subsidiaries.

    Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, and financing and operating leases. These receivables and leases increased by $950 million in the first six months of 2000 and $380 million during the past 12 months, primarily due to the cost of receivables and leases acquired exceeding collections and sales of receivables. Acquisitions of financing receivables and leases were 6 percent higher in the first six months of 2000, compared with the same period last year. Acquisition volumes of leases and revolving charge accounts were higher in the first six months of 2000, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $11,177 million at April 30, 2000, compared with $10,992 million at October 31, 1999 and $10,393 million at April 30, 1999. At April 30, 2000, the unpaid balance of all retail notes previously sold was $1,951 million, compared with $2,716 million at October 31, 1999 and $1,548 million at April 30, 1999.

    Total outside interest-bearing debt of the credit subsidiaries was $7,491 million at April 30, 2000, compared with $6,616 million at the end of fiscal year 1999 and $7,346 million at April 30, 1999. Total outside borrowings increased during the first six months of 2000 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.4 to 1 at April 30, 2000, compared with 6.0 to 1 at October 31, 1999 and 6.8 to 1 at April 30, 1999.

    During the first six months of 2000, the credit operations issued $979 million and retired $1,015 million of medium-term notes. These operations also issued $32 million and retired $101 million of other miscellaneous long-term debt in the first half of 2000.

Consolidated

    The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $5,020 million at April 30, 2000, $882 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,250 million.

    Stockholders' equity was $4,216 million at April 30, 2000, compared with $4,094 million at October 31, 1999 and $4,175 million at April 30, 1999. The increase of $122 million in the first six months of 2000 resulted primarily from net income of $242 million, partially offset by dividends declared of $103 million.

    The Board of Directors at its meeting on May 31, 2000 declared a quarterly dividend of 22 cents per share payable August 1, 2000 to stockholders of record on June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    See Note (10) to the Interim Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

    During the quarter, the Company issued 13,050 shares of restricted stock as compensation to the Company's nonemployee directors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to an exemption from registration. The Company also issued 158,810 shares of stock in connection with an acquisition during the quarter. These shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4 (2) of the Securities Act for transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    See Item 4, Part II of Form 10-Q for the quarterly period ended January 31, 2000.

Item 5. Other Information

    A part of a planned leadership transition, on May 31, 2000 Robert W. Lane, President and Chief Operating Officer of Deere & Company, was elected to the Company's Board of Directors and his responsibilities were expanded to include the duties of Chief Executive Officer. Hans W. Becherer, his predecessor as CEO, continues as Chairman of the Board.

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

    (b) Reports on Form 8-K

    Current Report on Form 8-K dated February 15, 1999 (Item 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY
Date: June 8, 2000	By:	/s/ NATHAN J. JONES Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number
2	Not applicable
3	Not applicable
4.1	Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000.
4.2	364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2000.
10.1	Form of Severance Protection Agreement, dated April 1, 2000 between Deere & Company and the executive officers specified therein pursuant to Board of Directors approval on February 23, 2000.
11	Not applicable
12	Computation of ratio of earnings to fixed charges
15	Not applicable
18	Not applicable
19	Not applicable
22	Not applicable
23	Not applicable
24	Not applicable
27	Financial data schedule
99	Not applicable

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURE
INDEX TO EXHIBITS