Form 10-K405
period 2000-10-31
DEERE & CO
filed 2001-01-16
CIK 315189

================================================================================
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         -----------------------------
                                 FORM 10-K 405
                         -----------------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended October 31, 2000

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

Title of each class                    Name of each exchange on which registered
Common stock, $1 par value             New York Stock Exchange
                                       Chicago Stock Exchange
                                       Frankfurt (Germany) Stock Exchange
5-1/2% Convertible Subordinated
 Debentures Due 2001                   New York Stock Exchange
8.95% Debentures Due 2019              New York Stock Exchange
8-1/2% Debentures Due 2022             New York Stock Exchange
6.55% Debentures Due 2028              New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at December 31, 2000 was $10,743,291,523. At December 31, 2000, 234,656,260 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 28, 2001 are incorporated by reference in Part III.

================================================================================
================================================================================

PART I
================================================================================

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

     The worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

     The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

John Deere's worldwide agricultural; commercial and consumer; construction equipment and special technologies operations are sometimes referred to as the "Equipment Operations." The credit and health care operations are sometimes referred to as "Financial Services."

Additional information is presented in the discussion of business segment and geographic area results on pages 21, 22, 24, 37 and 38. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

Market Conditions and Outlook

Based on a favorable outlook for further growth in the Equipment Operations, the Company's worldwide physical volume of sales is currently forecast to increase by 28 percent for the first quarter of 2001, in comparison with the corresponding 2000 period, and by 11 percent for the full year.

Agricultural Equipment. The Company expects North American industry retail sales of farm machinery to be slightly higher next year. Lower than anticipated global production of grain and oilseeds has resulted in a modest price improvement for these commodities in recent weeks as well as a reduction in carryover stocks. At the same time, farmers remain in sound overall financial condition. In other areas, industry retail sales of farming machinery are expected to be down 5 percent next year in Europe and flat in Latin America and Australia. Sales of John Deere farm equipment are expected to move higher next year due in large part to the continued success of newly introduced products and this year's reduction in used goods inventories held by dealers. Partially offsetting these factors will be continued expenditures related to growth.

Commercial and Consumer Equipment. In a slowing economic environment, industry retail sales for these products -- which include lawn care equipment and worksite and utility vehicles -- are expected to be slightly lower in 2001 than in 2000. However, the segment's sales and financial results are expected to improve on the strength of new products and recent steps to improve profitability.

Construction Equipment. Housing starts, though remaining high by historical standards, are expected to be lower in 2001 for the second year in a row. Lumber production in this environment is expected to be scaled back, but pulp production should continue to expand in light of global economic growth and higher pulp prices. As a result of these factors, industry sales of construction equipment are expected to fall by 7 to 10 percent in 2001. The Company's construction equipment operations are expected to experience further growth next year due in large part to the success of new products and the full year inclusion of the sales of the Timberjack Group, the recently acquired manufacturer of forestry machines. These factors will be partially offset by further growth related expenditures.

Credit Operations. Credit is expected to benefit next year from continued growth in its receivable portfolio both in North American and international markets.

The Company is in position to improve its financial and operating performance in 2001 and is encouraged by the firming tone of farm commodity prices. In addition, customers have responded positively to the Company's many new, innovative products, and significant progress has been made in bringing down used equipment inventories. At the same time, the Company's initiatives aimed at growth and quality improvement remain well on track.

2000 Consolidated Results Compared with 1999

Net income in 2000 totaled $486 million, or $2.06 per share diluted ($2.07 basic), compared with $239 million, or $1.02 per share diluted ($1.03 basic), in 1999. The earnings more than doubled this year primarily due to improved manufacturing efficiencies associated with higher sales and production volumes. Net sales and revenues increased 12 percent to $13,137 million in 2000, compared with $11,751 million in 1999. Net sales of the Equipment Operations increased 15 percent in 2000 to $11,169 million from $9,701 million last year. Despite weakness in the Company's major markets, sales rose due to production and shipments to dealers being better aligned with retail demand this year, market share gains and the inclusion of Timberjack sales, partially offset by the impact of weaker European currencies. Overseas net sales increased 8 percent and excluding the impact of weaker foreign currencies were up 17 percent for the year. Overall, the Company's worldwide physical volume of sales increased 18 percent for the year.

The Company's Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had net income of $311 million in 2000, compared with $43 million in 1999. The operating profit from Equipment Operations also increased significantly to $693 million in 2000, compared to $272 million in 1999. The increases were primarily due to manufacturing efficiencies associated with higher sales and production volumes, in addition to lower pension and postretirement health care costs and the effect of quality and efficiency improvement initiatives. Partially offsetting these factors were increases in the cost of promotional programs related to used farm equipment held by dealers and higher expenses regarding the development of new products and growth initiatives. Last year's results included a charge for early retirement programs.

Net income of the Company's Financial Services operations in 2000 was $173 million, compared with $187 million in 1999. Additional credit operations information is presented on pages 24 and 25. Insurance and health care premiums, claims and benefits expenses, and investment income all decreased this year due to the sale of the insurance subsidiaries in the fourth quarter of 1999.

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

Innovations to machinery and technology also influence buying. Alternative tillage practices have been adopted by many farmers to control soil erosion and lower production costs. John Deere has responded to this shift by delivering leading edge planters, drills and tillage equipment. Additionally, the Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning that should enable farmers to better control input costs and yields and to improve environmental management.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self-propelled combines and self-propelled cotton pickers.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment, and to finance sales to dealers in advance of seasonal demand. The Equipment Operations often encourage early retail sales decisions for both new and used equipment, by waiving retail finance charges or offering low-rate financing, during off-season periods and in early order promotions.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors, the competitive environment is undergoing significant change.

Commercial and Consumer Equipment

John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, skid steer loaders, front mowers, small utility vehicles and handheld products such as chain saws, string trimmers and leaf blowers. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

The division sells entry-level lawn, yard and garden tractors and walk-behind mowers under the name "Sabre by John Deere" in North America. The division also sells consumer products under the Homelite and Green Machine brand names and sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name. The division also builds products for sale by others. Beginning in 1999, the Company has built products under the Scott's(TM) and Homelite brands for sale through Home Depot stores.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Construction Equipment

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders and articulated dump trucks; forklifts, landscape loaders, log skidders, wheel and track log feller bunchers, trailer mounted log loaders, log forwarders, wheel and track log harvesters, track log loaders and a variety of attachments.

Today, the Equipment Operations provide sizes of equipment that compete for over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. These construction, earthmoving and material handling machines are distributed under the Deere brand name. In addition to the equipment manufactured by the construction equipment division, John Deere purchases certain products from other manufacturers for resale.

The product line was substantially expanded in 2000 as a consequence of the division's acquisition of the Timberjack Group, the world's leading manufacturer of forestry machines and attachments. Today, the Equipment Operations provide the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under both the Deere and Timberjack brand names.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and Mexico and for the distribution of excavators in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving and material handling products manufactured by John Deere in the United States are distributed by Hitachi in Japan and other Far East markets.

The division has a number of initiatives in the rent-to-rent market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers, expanded cooperation with major national equipment rental companies and direct participation in the rent-to-rent market through the Company's minority ownership in Sunstate Equipment Co., LLC.

The Company also has minority ownership interests in Nortrax Inc. and Nortrax II, Inc., companies involved in the distribution and service of construction equipment. Nortrax Inc. and Nortrax II, Inc. are, among other things, authorized John Deere dealers for construction, earthmoving, material handling and forestry equipment in a variety of markets in North America. Additional information on the businesses of Nortrax Inc. and Nortrax II, Inc. appears in Note 1 to the Consolidated Financial Statements.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $542 million, or 4.9 percent of net sales of equipment in 2000, and $458 million, or 4.7 percent in 1999.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 28 factory locations and lease and operate two factory locations, which contain approximately 31.5 million square feet of floor space. Of these 30 factories, nine are devoted primarily to agricultural equipment, nine to commercial and consumer equipment, two to non-forestry construction equipment, one to engines, two to hydraulic and power train components, two to special technology equipment, and five to forestry equipment. Overseas, the Equipment Operations own and operate: agricultural equipment factories in Argentina, France, Germany, Mexico, The Netherlands, Brazil and South Africa; engine factories in Argentina, France and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany, Mexico and The Netherlands; and forestry equipment factories in Finland, Sweden and New Zealand. These overseas factories contain approximately 10.2 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China, India and the United States, an industrial truck manufacturer in South Africa and a joint venture that builds construction excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain viable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market requirements. Common manufacturing facilities and techniques are employed in the production of components for agricultural, commercial and consumer and construction equipment.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance customer responsiveness. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products at the times when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and compensation incentives related to productivity and organizational structure. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The agricultural, commercial and consumer, and construction equipment operations' capital expenditures totaled $399 million in 2000 compared with $291 million in 1999 and $425 million in 1998. Provisions for depreciation applicable to these operations' property, plant and equipment during these years were $280 million, $268 million and $267 million, respectively. Capital expenditures for these operations in 2001 are currently estimated to approximate $570 million. The 2001 expenditures will be associated with new products, factory and operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China, Brazil and the former Soviet Union. Future levels of capital expenditures will depend on business conditions.

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

Marketing

In the United States and Canada, the Equipment Operations, excluding certain consumer product lines, distribute equipment and service parts through the following facilities (collectively called sales branches): one agricultural equipment sales and administration office supported by seven agricultural equipment sales branches; one construction, earthmoving, material handling and forestry equipment sales and administration office representing the Deere brand; one forestry equipment sales and administration office representing the Timberjack brand; and one commercial and consumer equipment sales and administration office.

In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3,994 dealer locations, most of which are independently owned. Of these, 1,650 sell agricultural equipment, while 527 sell construction, earthmoving, material handling and/or forestry equipment. Some of these are owned by Nortrax Inc. and Nortrax II, Inc., entities in which the Company has minority interests. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 1,817 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre, Homelite, Green Machine and Scott's/TM/ product lines are sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 122 countries by sales branches located in five European countries, South Africa, Mexico, Brazil, Argentina, Uruguay and Australia, by export sales branches in Europe and the United States, and by associated companies doing business in the former Soviet Union and China. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, construction, earthmoving, material handling and forestry equipment is sold primarily by export sales offices located in the United States, Brazil, Singapore and Sweden.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods to dealers. Trade accounts and notes receivable were $3.2 billion at October 31, 2000 compared with $3.3 billion at October 31, 1999 and $4.1 billion at October 31, 1998. At those dates, the ratios of worldwide trade accounts and notes receivable to fiscal year net sales, were 28 percent, 34 percent and 34 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $3.9 billion at March 31, 2000 and $4.3 billion at April 30, 1999. Additional information appears in Note 6 to the Consolidated Financial Statements.

John Deere Special Technologies Group

John Deere Special Technologies Group (JDSTG) consists of five operating units that offer a range of electronic, wireless-communication, information-system and Internet-related products and services to the Company and outside customers. JDSTG's purpose is to integrate advanced technology into John Deere equipment and to make such advancements directly available to customers through a variety of business relationships and ventures. One JDSTG unit, Phoenix International, makes electronic devices that control and monitor a variety of mobile-equipment functions. Another, AGRIS Corporation, is the world's leading supplier of information-management systems for agribusinesses. A third unit, VantagePoint Network, a joint venture, offers a Web site for collecting, storing and interpreting data generated by farming operations. NavCom develops systems for tracking the exact position of vehicles, and for transmitting data to and from vehicles on the move. John Deere Information Systems provides information-technology products and services to John Deere dealers.

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company's credit subsidiaries (collectively referred to as the Credit Companies) provide and administer financing for retail purchases of new and used John Deere agricultural, construction, and commercial and consumer equipment. Deere & Company and John Deere Construction Equipment Company are referred to as the "sales companies." John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere's equipment sales branches in Canada. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies purchase and finance retail notes unrelated to John Deere, representing primarily notes acquired from independent recreational vehicle dealers and notes acquired from independent manufactured housing dealers. The Credit Companies also finance and service revolving charge accounts and operating loans through merchants or farm input providers in the agricultural, construction, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts) and, additionally, provide wholesale financing for inventories of yachts, John Deere engines and John Deere agricultural and construction equipment owned by dealers of those products (wholesale notes).

Retail notes acquired by the sales companies are immediately sold to the Credit Companies. The Equipment Operations are the Credit Companies' major source of business, but in some cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies offer retail leases to equipment users in the United States. A small number of leases are executed with units of local government. Leases are usually written for periods of two to five years, and frequently contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and the Company's Canadian sales subsidiary, John Deere Limited.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for each fiscal quarter. For 2000 and 1999, the Capital Corporation's ratios were 1.48 to 1 and
1.64 to 1, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Capital Corporation or any of its direct or indirect subsidiaries. No payments were necessary under this agreement in 1999 or 2000. Additional information on the Credit Companies appears under the caption "Credit Operations" on pages 24 and 25.

Overseas. The Credit Companies offer equipment financing products in Argentina, Australia, Brazil, Finland, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, Sweden and the United Kingdom. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which had been developed from efforts to control its own health care costs. John Deere Health Care currently provides health management programs and related administrative services, through its health maintenance organization subsidiary, John Deere Health Plan, Inc., for companies located in Illinois, Iowa, Tennessee and Virginia. At October 31, 2000, approximately 438,000 individuals were enrolled in these programs, of which approximately 70,800 were John Deere employees, retirees and their dependents.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites currently owned. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. With respect to recently acquired properties, the Company cannot be certain that it has identified all adverse environmental conditions. The Company will acquire additional properties in the future.

EMPLOYEES

At October 31, 2000, John Deere had approximately 43,700 full-time employees, including approximately 28,000 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 45 percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

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

============================================================================================================================
Name, age and office (at December 31, 2000),                          Principal occupation during last five years other
  and year elected to office                                              than office of the Company currently held
----------------------------------------------------------------------------------------------------------------------------
Robert W. Lane            51  Chairman, President and  2000        2000 President and Chief Executive Officer; 1999-2000
                              Chief Executive Officer                  Division President, 1998-99 Senior Vice President,
                                                                       Ag Division, and Managing Director, Region II;
                                                                       1996-98 Senior Vice President and Chief Financial
                                                                       Officer; 1995-96 Senior Vice President, Ag Division;
                                                                       1992-95 Director Latin America, the Far East,
                                                                       Australia and South Africa
----------------------------------------------------------------------------------------------------------------------------
John J. Jenkins           55  Division President       2000        1997-2000 President, John Deere Health Care; 1999-2000
                                                                       also Executive Sponsor, SAP; 1995-1997, Vice
                                                                       President & Comptroller
----------------------------------------------------------------------------------------------------------------------------
Ferdinand F. Korndorf     51  Division President       1995        1994-95 Senior Vice President
----------------------------------------------------------------------------------------------------------------------------
Pierre E. Leroy           52  Division President       1996        1994-96 Senior Vice President and Chief Financial Officer
----------------------------------------------------------------------------------------------------------------------------
Michael P. Orr            53  Division President       1997        1997 and prior, President, John Deere Credit
----------------------------------------------------------------------------------------------------------------------------
James R. Jenkins          55  Senior Vice President    2000        1999 and prior, Vice President, Secretary and General
                              and General Counsel                      Counsel, Dow Corning
----------------------------------------------------------------------------------------------------------------------------
Nathan J. Jones           44  Senior Vice President    1998        1995-98 Vice President and Treasurer
                              and Chief Financial
                              Officer
----------------------------------------------------------------------------------------------------------------------------
John K. Lawson            60  Senior Vice President    1996        1995-96 Division President; 1992-95 Senior Vice
                                                                       President
----------------------------------------------------------------------------------------------------------------------------
H. J. Markley             50  Senior Vice President    2000        1996-2000 Senior Vice President, Construction Division;
                                                                       1996 and prior General Manager John Deere Waterloo
                                                                       Works
============================================================================================================================


ITEM 2.   PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations own or lease nineteen facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.5 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.6 million square feet of floor space.

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.1 million square feet of floor space and miscellaneous other facilities total 0.6 million square feet. John Deere also leases space in various locations totaling about 3.1 million square feet.

Overall, the Company owns approximately 50.4 million square feet of facilities and leases an additional 4.2 million square feet in various locations.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability, retail credit, software licensing, patent and trademark matters. One of these actions is Caterpillar Inc. v. Deere & Company, filed in the Federal District Court in Chicago, in which Caterpillar is charging the Company with infringement of a patent on rubber tracked tractors. On August 13, 1999, the court granted a motion for summary judgment in favor of the Company. In granting the motion filed by the Company, the District Court Judge determined there was no infringement. Caterpillar appealed and on September 14, 2000, the appellate court vacated the summary judgment and remanded the case for a trial by a jury. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II
================================================================================

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Information (Unaudited)" in Note 25.

ITEM 6.   SELECTED FINANCIAL DATA.

Financial Summary

================================================================================================================
(Millions of dollars except per share amounts)       2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------------
For the Year Ended October 31:
   Total net sales and revenues                    $13,137      $11,751      $13,822      $12,791      $11,229
   Net income                                      $   486      $   239      $ 1,021      $   960      $   817
   Net income per share - basic                    $  2.07      $  1.03      $  4.20      $  3.78      $  3.14
   Net income per share - diluted                  $  2.06      $  1.02      $  4.16      $  3.74      $  3.11
   Dividends declared per share                    $   .88      $   .88      $   .88      $   .80      $   .80
At October 31:
   Total assets                                    $20,469      $17,578      $18,002      $16,320      $14,653
   Long-term borrowings                            $ 4,764      $ 3,806      $ 2,792      $ 2,623      $ 2,425
================================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 21 through 26.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under "Management's Discussion and Analysis" on page 26, Note 22, "Financial Instruments" and the supplementary data under "Financial Instrument Risk Information" on page 39.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 14 through 20 and 27 through 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 18, 2001 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office", is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant".

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

PART IV
================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                            Page
(a) (1) Financial Statements

        Statement of Consolidated Income for the years ended
        October 31, 2000, 1999, and 1998                                      14

        Consolidated Balance Sheet, October 31, 2000 and 1999                 16

        Statement of Consolidated Cash Flows for the years ended
        October 31, 2000, 1999, and 1998                                      18

        Statement of Changes in Consolidated Stockholders' Equity
        for the years ended October 31, 2000, 1999, and 1998.                 20

        Notes to Consolidated Financial Statements                            27

(a) (2) Schedule to Consolidated Financial Statements

        Schedule II - Valuation and Qualifying Accounts for the years ended
        October 31, 2000, 1999, and 1998                                      44

(a) (3) Exhibits

        See the "Index to Exhibits" on pages 45 and 46 of this report.

        Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)     Reports on Form 8-K.

        Current reports on Form 8-K dated August 15, 2000 (Item 7); and September 13, 2000 (Item 7).

        Financial Statement Schedules Omitted

        The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

Deere & Company
STATEMENT OF CONSOLIDATED INCOME

====================================================================================================================================
                                                                                                            CONSOLIDATED
                                                                                                        (Deere & Company and
                                                                                                     Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended October 31
(In millions of dollars except per share amounts)                                                 2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
Net sales of equipment.......................................................................   $11,168.6    $ 9,701.2    $11,925.8
Finance and interest income..................................................................     1,321.3      1,104.4      1,007.1
Insurance and health care premiums...........................................................       473.7        716.1        692.9
Investment income............................................................................        18.6         61.4         73.1
Other income.................................................................................       154.6        167.8        122.6
                                                                                                ---------    ---------    ---------
  Total......................................................................................    13,136.8     11,750.9     13,821.5
                                                                                                ---------    ---------    ---------
------------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of goods sold...........................................................................     8,936.1      8,177.5      9,233.7
Research and development expenses............................................................       542.1        458.4        444.4
Selling, administrative and general expenses.................................................     1,504.9      1,362.1      1,309.4
Interest expense.............................................................................       676.5        556.6        519.4
Insurance and health care claims and benefits................................................       380.5        594.9        579.0
Other operating expenses.....................................................................       319.2        236.3        175.6
                                                                                                ---------    ---------    ---------
  Total......................................................................................    12,359.3     11,385.8     12,261.5
                                                                                                ---------    ---------    ---------
------------------------------------------------------------------------------------------------------------------------------------
Income of Consolidated Group before Income Taxes.............................................       777.5        365.1      1,560.0
Provision for income taxes...................................................................       293.8        134.7        553.9
                                                                                                ---------    ---------    ---------
Income of Consolidated Group.................................................................       483.7        230.4      1,006.1
                                                                                                ---------    ---------    ---------
------------------------------------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
  Credit.....................................................................................          .6          (.3)          .1
  Other......................................................................................         1.2          9.1         15.2
                                                                                                ---------    ---------    ---------
    Total....................................................................................         1.8          8.8         15.3
                                                                                                ---------    ---------    ---------
------------------------------------------------------------------------------------------------------------------------------------
Net Income...................................................................................   $   485.5    $   239.2    $ 1,021.4
                                                                                                =========    =========    =========
------------------------------------------------------------------------------------------------------------------------------------
Per Share Data
Net income - basic...........................................................................   $    2.07    $    1.03    $    4.20
Net income - diluted.........................................................................   $    2.06    $    1.02    $    4.16
Dividends declared...........................................................................   $     .88    $     .88    $     .88
====================================================================================================================================

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect primarily the results of the agricultural equipment, commercial and consumer equipment, and construction equipment operations. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements are an integral part of this statement.

               EQUIPMENT OPERATIONS                                                                  FINANCIAL SERVICES
(Deere & Company with Financial Services on the Equity Basis)
------------------------------------------------------------------------------------------------------------------------------------
                Year Ended October 31                                                               Year Ended October 31
        2000            1999            1998                                                  2000           1999         1998
------------------------------------------------------------------------------------------------------------------------------------
     $11,168.6        $9,701.2       $11,925.8
          99.1            92.5           131.1                                             $1,245.4        $1,027.1     $  887.0
                                                                                              493.0           741.9        720.8
           7.7             1.1                                                                 10.9            60.3         73.1
         101.5            86.1            40.4                                                 83.9           110.2         85.9
     ---------        --------       ---------                                             --------        --------     --------
      11,376.9         9,880.9        12,097.3                                              1,833.2         1,939.5      1,766.8
     ---------        --------       ---------                                             --------        --------     --------
------------------------------------------------------------------------------------------------------------------------------------
       8,952.2         8,193.1         9,252.7
         542.1           458.4           444.4
       1,149.4           953.6           932.5                                                357.9           411.4        382.8
         183.1           161.9           128.0                                                516.5           409.9        402.3
                                                                                              380.5           602.8        585.8
          44.3            28.6            50.4                                                306.6           235.6        125.2
     ---------        --------       ---------                                             --------        --------     --------
      10,871.1         9,795.6        10,808.0                                              1,561.5         1,659.7      1,496.1
     ---------        --------       ---------                                             --------        --------     --------
------------------------------------------------------------------------------------------------------------------------------------
         505.8            85.3         1,289.3                                                271.7           279.8        270.7
         194.7            42.1           458.1                                                 99.1            92.6         95.8
     ---------        --------       ---------                                             --------        --------     --------
         311.1            43.2           831.2                                                172.6           187.2        174.9
     ---------        --------       ---------                                             --------        --------     --------
------------------------------------------------------------------------------------------------------------------------------------
         161.5           174.9           162.8                                                   .6             (.3)          .1
          12.9            21.1            27.4                                                                   .1           .2
     ---------        --------       ---------                                             --------        --------     --------
         174.4           196.0           190.2                                                   .6             (.2)          .3
     ---------        --------       ---------                                             --------        --------     --------
------------------------------------------------------------------------------------------------------------------------------------
     $   485.5        $  239.2       $ 1,021.4                                             $  173.2        $  187.0     $  175.2
     =========        ========       =========                                             ========        ========     ========
------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------


                                                                                                    CONSOLIDATED
                                                                                   (Deere & Company and Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------------------------------------
 (In millions of dollars except per share amounts)                                                     October 31
ASSETS                                                                                    2000                          1999
------------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments....................................................   $   291.7                      $   295.5
Cash deposited with unconsolidated subsidiaries
                                                                                      ---------                      ---------
  Cash and cash equivalents........................................................       291.7                          295.5
Marketable securities..............................................................       127.4                          315.5
Receivables from unconsolidated subsidiaries and affiliates........................       230.9                           30.2
Trade accounts and notes receivable - net..........................................     3,169.2                        3,251.1
Financing receivables - net........................................................     8,275.7                        6,742.6
Other receivables..................................................................       395.3                          273.9
Equipment on operating leases - net................................................     1,954.4                        1,654.7
Inventories........................................................................     1,552.9                        1,294.3
Property and equipment - net.......................................................     1,912.4                        1,782.3
Investments in unconsolidated subsidiaries and affiliates..........................       190.7                          151.5
Intangible assets - net............................................................       652.2                          295.1
Prepaid pension costs..............................................................       635.3                          619.9
Other assets.......................................................................       256.8                          185.5
Deferred income taxes..............................................................       740.4                          598.1
Deferred charges...................................................................        84.1                           88.0
                                                                                      ---------                      ---------
------------------------------------------------------------------------------------------------------------------------------------
Total..............................................................................   $20,469.4                      $17,578.2
                                                                                      =========                      =========
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings..............................................................   $ 5,758.5                      $ 4,488.2
Payables to unconsolidated subsidiaries and affiliates.............................        32.7                           15.5
Accounts payable and accrued expenses..............................................     2,976.4                        2,432.8
Insurance and health care claims and reserves......................................        63.4                           55.4
Accrued taxes......................................................................        57.5                          144.8
Deferred income taxes..............................................................        74.6                           63.0
Long-term borrowings...............................................................     4,764.3                        3,806.2
Retirement benefit accruals and other liabilities..................................     2,440.1                        2,478.0
                                                                                      ---------                      ---------
    Total liabilities..............................................................    16,167.5                       13,483.9
                                                                                      ---------                      ---------
-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000  shares; issued -
   266,042,070 shares in 2000 and 265,760,670 shares in 1999), at stated value.....     1,864.4                        1,850.4
Common stock in treasury, 31,486,348 shares in 2000 and 31,995,775 shares
   in 1999, at cost................................................................    (1,439.0)                      (1,469.4)
Unamortized restricted stock compensation..........................................       (10.9)                         (21.3)
Retained earnings..................................................................     4,117.2                        3,855.3
                                                                                      ---------                      ---------
   Total liabilities...............................................................     4,531.7                        4,215.0
                                                                                      ---------                      ---------
Minimum pension liability adjustment...............................................        (8.5)                         (18.9)
Cumulative translation adjustment..................................................      (222.4)                        (107.4)
Unrealized gain on marketable securities...........................................         1.1                            5.6
                                                                                      ---------                      ---------
   Accumulated other comprehensive income (loss)...................................      (229.8)                        (120.7)
                                                                                      ---------                      ---------
   Total stockholders' equity......................................................     4,301.9                        4,094.3
                                                                                      ---------                      ---------
------------------------------------------------------------------------------------------------------------------------------------
Total..............................................................................   $20,469.4                     $ 17,578.2
                                                                                      =========                     ==========
------------------------------------------------------------------------------------------------------------------------------------

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements are an integral part of this statement.

====================================================================================================================================
                EQUIPMENT OPERATIONS                                                              FINANCIAL SERVICES
(Deere & Company with Financial Services on the Equity Basis)
------------------------------------------------------------------------------------------------------------------------------------
                      October 31                                                                   October 31
            2000                  1999                                                        2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
          $    91.4              $   111.7                                                 $   200.3             $  183.8
              548.3                  117.4
          ---------              ---------                                                 ---------             --------
              639.7                  229.1                                                     200.3                183.8
                                     205.3                                                     127.4                110.1
              408.4                  266.0                                                     140.0                  4.8
            3,169.2                3,251.1
              125.0                  118.4                                                   8,150.7              6,624.2
              266.4                  129.4                                                     128.9                144.5
                5.9                    2.6                                                   1,948.5              1,652.2
            1,552.9                1,294.3
            1,864.6                1,738.8                                                      47.7                 43.5
            1,561.8                1,362.8                                                      10.1                  9.9
              651.2                  294.8                                                       1.1                   .3
              635.3                  619.9
              117.5                   95.7                                                     139.3                 89.8
              736.4                  592.9                                                       3.9                  5.2
               78.4                   80.8                                                       5.7                  7.2
          ---------              ---------                                                 ---------             --------
------------------------------------------------------------------------------------------------------------------------------------
          $11,812.7              $10,281.9                                                 $10,903.6             $8,875.5
          =========              =========                                                 =========             ========
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

          $   927.5              $   642.2                                                 $ 4,831.1             $3,846.0
               41.4                   15.5                                                     856.9                358.1
            2,360.8                1,891.9                                                     615.6                540.8
                                                                                                63.4                 55.4
               45.5                  138.1                                                      11.9                  6.8
                2.5                    7.2                                                      72.1                 55.8
            1,717.7                1,036.1                                                   3,046.7              2,770.1
            2,415.4                2,456.6                                                      24.8                 21.3
          ---------              ---------                                                 ---------             --------
            7,510.8                6,187.6                                                   9,522.5              7,654.3
          ---------              ---------                                                 ---------             --------
------------------------------------------------------------------------------------------------------------------------------------


           1,864.4                 1,850.4                                                     258.6                229.1

          (1,439.0)               (1,469.4)
             (10.9)                  (21.3)
           4,117.2                 3,855.3                                                   1,152.1              1,005.6
          ---------              ---------                                                 ---------             --------
           4,531.7                 4,215.0                                                   1,410.7              1,234.7
          --------               ---------                                                 ---------             --------
              (8.5)                  (18.9)
            (222.4)                 (107.4)                                                    (30.7)               (15.0)
               1.1                     5.6                                                       1.1                  1.5
          --------               ---------                                                 ---------             --------
            (229.8)                 (120.7)                                                    (29.6)               (13.5)
          --------               ---------                                                 ---------             --------
           4,301.9                 4,094.3                                                   1,381.1              1,221.2
          --------               ---------                                                 ---------             --------
------------------------------------------------------------------------------------------------------------------------------------
         $11,812.7               $10,281.9                                                 $10,903.6             $8,875.5
         ========                =========                                                 =========             ========
====================================================================================================================================

Deere & Company
STATEMENT OF CONSOLIDATED CASH FLOWS
================================================================================


                                                                                                        CONSOLIDATED
                                                                                     (Deere & Company and Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended October 31
(In millions of dollars)                                                                    2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income...........................................................................    $  485.5      $   239.2       $1,021.4
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for doubtful receivables................................................        75.0           73.5           57.0
   Provision for depreciation and amortization.......................................       647.9          542.4          463.2
   Undistributed earnings of unconsolidated subsidiaries and affiliates..............        (1.2)          (5.8)         (13.2)
   Provision (credit) for deferred income taxes......................................      (132.9)        (162.4)         141.9
   Changes in assets and liabilities:
       Receivables...................................................................       (53.8)         802.3         (724 6)
       Inventories...................................................................      (184.0)          50.7         (192.6)
       Accounts payable and accrued expenses.........................................       540.0         (170.8)         (40.7)
       Other.........................................................................      (296.5)          65.4         (295.5)
                                                                                         --------      ---------       --------
         Net cash provided by operating activities...................................     1,080.0        1,434.5          416.9
                                                                                         --------      ---------       --------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of financing receivables.................................................     6,655.1        6,017.1        5,685.3
Proceeds from sales of financing receivables.........................................       978.3        2,481.6        1,859.9
Proceeds from maturities and sales of marketable securities..........................       247.8          115.4          187.3
Proceeds from sales of equipment on operating leases.................................       334.6          191.3          154.5
Proceeds from sale of a business.....................................................                      179.1
Cost of financing receivables acquired...............................................    (9,126.5)      (8,186.2)      (7,521.5)
Purchases of marketable securities...................................................       (61.9)         (92.9)        (224.9)
Purchases of property and equipment..................................................      (426.7)        (315.5)        (434.8)
Cost of operating leases acquired....................................................      (939.9)        (833.5)        (752.3)
Acquisitions of businesses, net of cash acquired.....................................      (643.3)        (215.8)        (103.0)
Increase in receivables with unconsolidated affiliates...............................      (135.2)          (4.8)
Other................................................................................         7.4           12.4           27.6
                                                                                         --------      ---------       --------
         Net cash used for investing activities......................................    (3,110.3)        (651.8)      (1,121.9)
                                                                                         --------      ---------       --------
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings.........................................     1,785.8       (1,650.7)         802.3
Change in intercompany receivables/payables..........................................
Proceeds from long-term borrowings...................................................     2,814.0        2,902.1        2,067.6
Principal payments on long-term borrowings...........................................    (2,377.4)      (1,796.2)      (1,106.4)
Proceeds from issuance of common stock...............................................        15.9            4.2           22.7
Repurchases of common stock..........................................................         (.6)         (49.0)        (885.9)
Dividends paid.......................................................................      (206.0)        (205.4)        (212.4)
Other................................................................................        (1.3)           (.1)          (1.2)
                                                                                         --------      ---------       --------
         Net cash provided by (used for) financing activities........................     2,030.4         (795.1)         686.7
                                                                                         --------      ---------       --------
------------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash..............................................        (3.9)          (1.8)          (2.0)
                                                                                         --------      ---------       --------
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents.................................        (3.8)         (14.2)         (20.3)
Cash and Cash Equivalents at Beginning of Year.......................................       295.5          309.7          330.0
                                                                                         --------      ---------       --------
Cash and Cash Equivalents at End of Year.............................................    $  291.7      $   295.5       $  309.7
                                                                                         ========      =========       ========
====================================================================================================================================

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements are an integral part of this statement.

====================================================================================================================================
                EQUIPMENT OPERATIONS                                                                FINANCIAL SERVICES
(Deere & Company with Financial Services on the Equity Basis)
------------------------------------------------------------------------------------------------------------------------------------
                Year Ended October 31                                                           Year Ended October 31
      2000             1999              1998                                              2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------

    $ 485.5          $  239.2          $1,021.4                                        $   173.2      $   187.0       $   175.2

       11.2               5.6               6.4                                             63.8           67.9            50.6
      359.0             326.4             324.6                                            318.5          245.0           138.6
     (147.0)           (117.5)           (131.4)                                             (.6)           (.4)            (.2)
     (152.3)           (203.2)            115.3                                             19.5           40.8            26.6

      (70.6)            802.4            (739.1)                                            16.8                           14.4
     (184.0)             50.7            (192.6)
      460.8            (172.1)            (70.0)                                            79.2            1.3            29.3
     (295.1)            143.6            (222.7)                                           (31.1)        (107.1)          (72.7)
    -------          --------          --------                                        ---------      ---------       ---------
      467.5           1,075.1             111.9                                            639.3          434.5           361.8
    -------          --------          --------                                        ---------      ---------       ---------
------------------------------------------------------------------------------------------------------------------------------------

       13.6              23.0              36.1                                          6,641.5        5,994.1         5,649.2
       30.6                                                                                978.3        2,481.6         1,859.9
      202.8                                                                                 45.0          115.4           187.3
        1.4                                65.7                                            333.2          191.3            88.8
                        179.1
      (20.1)            (50.8)            (41.0)                                        (9,137.0)      (8,135.4)       (7,480.5)
                                                                                           (61.9)         (92.9)         (224.9)
     (414.1)           (304.4)           (421.6)                                           (12.6)         (11.1)          (13.1)
       (4.7)             (2.7)           (123.5)                                          (935.2)        (830.8)         (628.8)
     (641.8)           (151.9)            (95.9)                                            (1.5)         (63.9)           (7.2)
                                                                                          (135.2)          (4.8)
       (5.1)             19.7              13.3                                             (4.5)          (7.4)           15.6
    -------          --------          --------                                        ---------      ---------       ---------
     (837.4)           (288.0)           (566.9)                                        (2,289.9)        (363.9)         (553.7)
    -------          --------          --------                                        ---------      ---------       ---------
------------------------------------------------------------------------------------------------------------------------------------

      459.7            (961.9)          1,184.8                                          1,326.1         (688.8)         (382.5)
      (26.7)            (32.5)            (15.0)                                           457.6           10.2          (195.4)
      752.1             499.8             199.4                                          2,061.8        2,402.3         1,868.2
     (208.7)            (19.1)            (38.9)                                        (2,168.7)      (1,777.0)       (1,067.5)
       15.9               4.2              22.7
        (.6)            (49.0)           (885.9)
     (206.0)           (205.4)           (212.4)                                           (26.8)         (75.0)          (56.8)
       (1.3)              (.2)             (1.1)                                            17.1                           (1.3)
    -------          --------          --------                                        ---------      ---------       ---------
      784.4            (764.1)            253.6                                          1,667.1         (128.3)          164.7
    -------          --------          --------                                        ---------      ---------       ---------
------------------------------------------------------------------------------------------------------------------------------------
       (3.9)             (1.8)             (1.9)                                                                            (.1)
    -------          --------          --------                                        ---------      ---------       ---------
------------------------------------------------------------------------------------------------------------------------------------
      410.6              21.2            (203.3)                                            16.5          (57.7)          (27.3)
      229.1             207.9             411.2                                            183.8          241.5           268.8
    -------          --------          --------                                        ---------      ---------       ---------
    $ 639.7          $  229.1          $  207.9                                        $   200.3      $   183.8       $   241.5
    =======          ========          ========                                        =========      =========       =========
====================================================================================================================================

Deere & Company
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
====================================================================================================================================
                                                                                        Unamortized                     Other
                                                      Total      Common      Treasury   Restricted    Retained      Comprehensive
(In millions of dollars)                              Equity      Stock        Stock       Stock*      Earnings      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance October 31, 1997..........................  $4,147.2    $1,778.5    $  (613.1)     $(17.4)    $3,048.4         $ (49.2)
                                                    --------
Comprehensive income (loss)
    Net income....................................   1,021.4                                           1,021.4
    Other comprehensive income
       Minimum pension liability adjustment.......      (4.7)                                                             (4.7)
       Cumulative translation adjustment..........     (23.1)                                                            (23.1)
       Unrealized gain on marketable securities...       2.3                                                               2.3
                                                    --------
    Total comprehensive income....................     995.9
                                                    --------
Repurchases of common stock.......................    (885.9)                  (885.9)
Treasury shares reissued..........................      31.4                     31.4
Dividends declared................................    (213.3)                                           (213.3)
Other stockholder transactions....................       4.5        11.3                     10.2        (17.0)
                                                    --------    --------    ---------      ------     --------         -------
Balance October 31, 1998..........................   4,079.8     1,789.8     (1,467.6)       (7.2)     3,839.5           (74.7)
                                                    --------
Comprehensive income (loss)
    Net income....................................     239.2                                             239.2
    Other comprehensive income
       Minimum pension liability adjustment.......       (.2)                                                              (.2)
       Cumulative translation adjustment..........     (26.9)                                                            (26.9)
       Unrealized gain on marketable securities...     (18.9)                                                            (18.9)
                                                    --------
    Total comprehensive income....................     193.2
                                                    --------
Repurchases of common stock.......................     (49.0)                   (49.0)
Treasury shares reissued..........................      47.2                     47.2
Dividends declared................................    (204.2)                                           (204.2)
Other stockholder transactions....................      27.3        60.6                    (14.1)       (19.2)
                                                    --------    --------    ---------      ------     --------         -------
Balance October 31, 1999..........................   4,094.3     1,850.4     (1,469.4)      (21.3)     3,855.3          (120.7)
                                                    --------
Comprehensive income (loss)
    Net income....................................     485.5                                             485.5
    Other comprehensive income
       Minimum pension liability adjustment.......      10.4                                                              10.4
       Cumulative translation adjustment..........    (115.0)                                                           (115.0)
       Unrealized loss on marketable securities...      (4.5)                                                             (4.5)
                                                    --------
    Total comprehensive income....................     376.4
                                                    --------
Repurchases of common stock.......................       (.6)                     (.6)
Treasury shares reissued..........................      31.0                     31.0
Dividends declared................................    (205.4)                                           (205.4)
Other stockholder transactions....................       6.2        14.0                     10.4        (18.2)
                                                    --------    --------    ---------      ------     --------         -------
Balance October 31, 2000..........................  $4,301.9    $1,864.4    $(1,439.0)     $(10.9)    $4,117.2         $(229.8)
                                                    ========    ========    =========      ======     ========         =======
====================================================================================================================================

The notes to consolidated financial statements are an integral part of this statement.

*Unamortized restricted stock includes restricted stock issued at market price net of amortization to compensation expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
================================================================================

RESULTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 2000, 1999 AND 1998
================================================================================
Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; a broad range of equipment for construction and forestry; and other technological products and services. The company also provides credit services and managed health care plans. Additional information on these business segments is presented in Note 24 to the consolidated financial statements.

2000 COMPARED WITH 1999
================================================================================
CONSOLIDATED RESULTS
Net income in 2000 totaled $486 million, or $2.06 per share diluted ($2.07 basic), compared with $239 million, or $1.02 per share diluted ($1.03 basic), in 1999. The earnings more than doubled this year primarily due to improved manufacturing efficiencies associated with higher sales and production volumes.

     Net sales and revenues increased 12 percent to $13,137 million in 2000, compared with $11,751 million in 1999. Net sales of the Equipment Operations increased 15 percent in 2000 to $11,169 million from $9,701 million last year. Despite weakness in the company's major markets, sales rose due to production and shipments to dealers being better aligned with retail demand this year, market share gains and the inclusion of Timberjack sales, partially offset by the impact of weaker European currencies. Overseas net sales increased 8 percent and excluding the impact of weaker foreign currencies were up 17 percent for the year. Overall, the company's worldwide physical volume of sales increased 18 percent for the year.

     Worldwide equipment operations, which exclude the Financial Services operations and unconsolidated affiliates, had net income of $311 million in 2000, compared with $43 million in 1999. The operating profit from equipment operations also increased significantly to $693 million in 2000, compared to $272 million in 1999. The increases were primarily due to manufacturing efficiencies associated with higher sales and production volumes, in addition to lower pension and postretirement health care costs, and the impact of quality and efficiency improvement initiatives. Partially offsetting these factors were increases in the cost of promotional programs related to used farm equipment held by dealers and higher expenses regarding the development of new products and growth initiatives. Last year's results included a charge for early retirement programs.

     Net income of the company's Financial Services operations in 2000 was $173 million, compared with $187 million in 1999. Additional information is presented in the following discussion of the credit operations. Insurance and health care premiums, claims and benefits expenses, and investment income all decreased this year due to the sale of the insurance subsidiaries in the fourth quarter of 1999.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS
The following discussion of operating results by reportable segment and geographic area relates to information in Note 24. Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and corporate expenses.

However, operating profit of the credit segment includes the effect of interest expense.

2000 NET SALES AND REVENUES
BY BUSINESS SEGMENT
--------------------------------

[GRAPH APPEARS HERE]

Agricultural Equipment 45%

Commercial & Consumer Equipment 23%

Construction Equipment 17%

Other 5%

Credit 10%

WORLDWIDE AGRICULTURAL EQUIPMENT
-----------------------------------------

[CHART APPEARS HERE]
                                    Operating
           $7.5    $5.1    $5.9     Profit       $941   ($51)  $400
Net Sales  1998    1999    2000     (Loss)       1998   1999   2000
-------------------------------     -------------------------------
(in billions)                       (in millions)

      Sales of the worldwide agricultural equipment segment increased 15 percent for the year. Operating profit increased to $400 million in 2000, compared with an operating loss of $51 million in 1999. Despite continued market weakness, operating profit rose due to improved manufacturing efficiencies associated with higher sales and production volumes, as the segment was able to better align production schedules with retail sales. In addition, the segment benefited from positive customer response to its products, resulting in increased market share for John Deere farm machinery. Also aiding results were lower pension and postretirement health care costs and the impact of initiatives aimed at quality and efficiency improvement. Selling and administrative expenses and research and development expenses were higher due to growth and other initiatives. These increases, however, were proportional to the year's rise in sales. In addition, promotional expenses increased as part of a program that significantly reduced inventories of used equipment held by John Deere dealers in order to better position the segment for increased sales volumes in the future. Last year's results were affected by the $68 million pretax cost of the previously-mentioned early retirement programs. Overseas operations had lower profit due to the impact of weaker European currencies, higher sales incentive costs and increased expenses for the development of new products and for growth initiatives. In addition, average assets of the agricultural equipment segment declined in 2000, compared to last year.

================================================================================
                  WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
--------------------------------------------------------------------------------

[GRAPH APPEARS HERE]


              $2.2    $2.6    $3.0    Operating  $213    $213    $159
Net Sales     1998    1999    2000    Profit     1998    1999    2000
----------------------------------    -------------------------------
(in billions)                         (in millions)


     The commercial and consumer equipment segment had an operating profit of $159 million in 2000, compared to $213 million in 1999. Although retail demand for most products in this segment remained strong as sales rose 12 percent, results were negatively affected by higher expenses related to growth, new products and other initiatives, higher sales incentive costs, and by costs and inefficiencies associated with the handheld product and generator operations, which are experiencing weaker market conditions. A stronger Japanese yen also had an adverse effect on the year's results.


                       WORLDWIDE CONSTRUCTION EQUIPMENT
--------------------------------------------------------------------------------


[GRAPH APPEARS HERE]

              $2.3    $1.9    $2.2    Operating  $326    $149    $191
Net Sales     1998    1999    2000    Profit     1998    1999    2000
----------------------------------    -------------------------------
(in billions)                         (in millions)

     The construction equipment segment had an operating profit of $191 million in 2000, compared to $149 million in 1999. The increase was primarily due to higher sales and improved efficiencies, partially offset by higher growth expenditures. Sales increased 17 percent due to the impact of the acquisition of Timberjack (see Note 1), an expanded product line and market share gains. Last year's sales were adversely affected by implementation of the estimate-to-cash order fulfillment initiative, which has reduced asset levels and cut product delivery times. Current-year results also were negatively affected by a reversal of sales and cost of sales related to company equipment held in inventory by dealers acquired by Nortrax, a recently established venture in which the company has a minority interest (see Note 1).

                          WORLDWIDE CREDIT OPERATIONS
--------------------------------------------------------------------------------

[GRAPH APPEARS HERE]


              $1.0    $1.1    $1.3    Operating  $256    $274    $254
Revenues      1998    1999    2000    Profit     1998    1999    2000
----------------------------------    -------------------------------
(in billions)                         (in millions)

     The operating profit of the credit operations was $254 million in 2000, compared with $274 million in 1999. Additional information is presented in the following discussion of the credit operations.

     The company's other operations had an aggregate operating loss of $39 million for the year, compared with an operating loss of $33 million in 1999. Results for both years were adversely affected by costs related to the development of new products, e-business initiatives and goodwill amortization of the special technologies group. Health care operations continued to generate improved results. The 1999 results included the underwriting losses of the insurance operations, which were sold in that year.


                 UNITED STATES AND CANADA EQUIPMENT OPERATIONS
--------------------------------------------------------------------------------

[GRAPH APPEARS HERE]


              $8.9    $7.0    $8.3    Operating  $1,177  $48     $529
Net Sales     1998    1999    2000    Profit     1998    1999    2000
----------------------------------    -------------------------------
(in billions)                         (in millions)

     The United States and Canadian equipment operations had an operating profit of $529 million in 2000, compared with $48 million last year. The increase was primarily due to the manufacturing efficiencies associated with higher sales and production volumes, lower pension and postretirement health care costs and the impact of quality and efficiency improvement initiatives, partially offset by expenses related to growth and other initiatives and higher sales incentive costs. Sales and physical volume increased 18 percent in 2000, compared with last year.

                         OVERSEAS EQUIPMENT OPERATIONS
--------------------------------------------------------------------------------

[GRAPH APPEARS HERE]

              $3.0    $2.7    $2.9    Operating  $299    $224    $164
Net Sales     1998    1999    2000    Profit     1998    1999    2000
----------------------------------    -------------------------------
(in billions)                         (in millions)

     The overseas equipment operations had an operating profit of $164 million in 2000, compared with $224 million last year. As previously mentioned, the decline this year was due to weaker European currencies, higher sales incentive costs and increased expenses related to the development of new products and growth initiatives. Overseas sales were 8 percent higher than last year, while the physical volume of sales increased 17 percent in 2000, compared with 1999.

================================================================================
MARKET CONDITIONS AND OUTLOOK
Based on a favorable outlook for further growth in the company's equipment operations, the company's worldwide physical volume of sales is currently forecast to increase by 28 percent for the first quarter 2001 and 11 percent for the full year, compared to the same periods in 2000.

Agricultural Equipment. The company expects North American industry retail sales of farm machinery to be slightly higher next year. Lower than anticipated global production of grain and oilseeds has resulted in a modest price improvement for these commodities in recent weeks as well as a reduction in carryover stocks. At the same time, farmers remain in sound overall financial condition. In other areas, industry retail sales of farm machinery are expected to be down 5 percent next year in Europe and flat in Latin America and Australia. Sales of John Deere farm equipment are expected to move higher next year due in large part to the continued success of newly introduced products and this year's reduction in used goods inventories held by dealers. Partially offsetting these factors will be continued expenditures related to growth.

Commercial and Consumer Equipment. In a slowing economic environment, industry retail sales for these products -- which include lawn care equipment, and worksite and utility vehicles -- are expected to be slightly lower in 2001 relative to this year. However, the segment's sales and financial results are expected to improve on the strength of new products and recent steps to improve profitability.

Construction Equipment. Housing starts, though remaining high by historical standards, are expected to be lower in 2001 for the second year in a row. Lumber production in this environment is expected to be scaled back, but pulp production should continue to expand in light of global economic growth and higher pulp prices. As a result of these factors, industry sales of construction equipment are expected to fall by 7 to 10 percent in 2001. The company's construction equipment operations are expected to experience further growth next year, due in large part to the success of new products and the full year inclusion of Timberjack sales. However, the impact of these factors in the financial results of the segment will be partially offset by further growth related expenditures.

Credit Operations. Credit is expected to benefit next year from continued growth in its receivable portfolio both in North American and international markets.

     The company is in position to improve its financial and operating performance in 2001, and is encouraged by the firming tone of farm commodity prices. In addition, the company is pleased with the positive customer response to its many new innovative products, and believes that significant progress has been made in bringing down used equipment inventories. At the same time, the company's initiatives aimed at growth and quality improvement remain well on track.

================================================================================

EURO CONVERSION
The transition period for this change extends through January 1, 2002. The company has substantially completed the process of testing and converting its systems to adopt the euro currency in its operations. The currency change has not had a significant impact on the company's relationships with affected suppliers, distribution network and financial institutions. The cost of information systems modifications, effects on product pricing and purchase contracts, and the impact on foreign currency financial instruments, including derivatives, has not had a material effect on the company's operations. The impact on future operations is also not expected to be material.

SAFE HARBOR STATEMENT
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under "Market Conditions and Outlook," "Euro Conversion," and the "Supplemental Information (Unaudited)" in Note 25 and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company's businesses.

     The results of the company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the company's outlook for this segment include the prices realized by farmers for their crops and livestock, which are in turn strongly impacted by weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

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

================================================================================

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

     The company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. These estimates and data are often revised. The company, however, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, is included in other filings with the Securities and Exchange Commission.

1999 COMPARED WITH 1998
================================================================================
CONSOLIDATED RESULTS
Net income in 1999 totaled $239 million, or $1.02 per share diluted ($1.03 basic), compared with $1,021 million, or $4.16 per share diluted ($4.20 basic), in 1998. The decline in profits was largely due to a continuation of weak demand for agricultural equipment caused by depressed farm commodity prices. Cash flow from operations, however, was higher due to a reduction in agricultural equipment receivables of approximately $800 million, and a decline in construction equipment receivables of approximately $200 million. During 1999, the company implemented aggressive production schedule reductions in order to help balance receivables and inventories with forecasted levels of demand.

     Net sales and revenues decreased 15 percent to $11,751 million in 1999, compared with $13,822 million in 1998. Net sales of the Equipment Operations decreased 19 percent in 1999 to $9,701 million from $11,926 million in 1998. Overseas net sales were $2,678 million in 1999 compared with $3,049 million in 1998. Overall, the company's worldwide physical volume of sales decreased 18 percent in 1999.

     The company's Equipment Operations, which exclude the Financial Services operations, had operating profit of $272 million in 1999, compared with $1,476 million in 1998. Lower sales and production volumes of agricultural and construction equipment, an adverse sales mix and the cost of early-retirement programs affected the 1999 results. Largely due to the reduction in agricultural and construction trade receivables, equipment operations' assets ended 1999 at $8,702 million, 4 percent below the level in 1998.

     Net income of the company's Financial Services operations improved in 1999 totaling $187 million, compared with $175 million in 1998. Finance and interest income increased to $1,027 million in 1999, compared with $887 million in 1998. Additional information is presented in the following discussion of the credit operations.

BUSINESS SEGMENT RESULTS
The agricultural equipment segment incurred an operating loss of $51 million in 1999, compared with an operating profit of $941 million in 1998. Lower sales and production volumes, especially of high-horsepower, high-margin agricultural equipment, were primary reasons for the loss as sales decreased 31 percent in 1999, compared with 1998. Lower production volumes, however, helped achieve a substantial reduction in trade receivables and improved cash flow. Results were also affected by the $68 million pretax cost of early-retirement programs and higher sales incentive costs, with an emphasis on used goods. Overseas operations, which experienced a more moderate decline in sales than in North America, continued to be positive contributors to the segment's results. These operations, as well, benefited from increased market shares and strong response to innovative products.

     The commercial and consumer equipment segment had an operating profit of $213 million in 1999 and 1998. The 1999 results benefited from a 21 percent increase in sales and higher production volumes driven by strong retail demand and market-share gains, offset by higher expenses for the development and introduction of new products and the start-up of new facilities.

     The construction equipment segment had an operating profit of $149 million in 1999, compared to $326 million in 1998. Sales decreased 18 percent in 1999, compared to 1998. During the early part of 1999, the segment began implementation of its estimate-to-cash order fulfillment initiative, which was aimed at better matching product availability with customer requirements, while reducing field inventories. Although retail sales remained at favorable levels, company sales and production volumes declined as dealers reduced field inventories largely due to this initiative. The reduction, however, also reflected a weaker business outlook. In addition, the 1999 results were affected by higher sales incentive costs.

     The operating profit of the credit operations improved to $274 million in 1999, compared with $256 million in 1998. Additional credit operations information follows.

CREDIT OPERATIONS
================================================================================
The credit operations primarily finance sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction equipment, and sales by non-Deere dealers of recreational products. In addition, these operations provide wholesale financing to dealers of the foregoing equipment, provide operating loans and finance retail revolving charge accounts.

================================================================================

Condensed combined financial information of the credit operations in millions of dollars follows:

--------------------------------------------------------------------------------
                                                             October 31
Financial Position                                         2000      1999
--------------------------------------------------------------------------------
Cash and cash equivalents.........................       $   165     $  149
                                                         -------     ------
Financing receivables and leases:
   Retail notes...................................         5,444      4,215
   Revolving charge accounts......................         1,133        918
   Wholesale notes................................         1,068      1,052
   Financing leases...............................           611        532
   Equipment on operating leases..................         1,949      1,652
                                                         -------     ------
      Total financing receivables and leases......        10,205      8,369
   Less allowance for credit losses...............           106         93
                                                         -------     ------
      Total - net.................................        10,099      8,276
                                                         -------     ------
Other receivables.................................           232        108
                                                         -------     ------
Net property and other assets.....................           179        125
                                                         -------     ------
      Total assets................................       $10,675     $8,658
                                                         =======     ======
Short-term borrowings.............................       $ 4,831     $3,846
Payables to Deere & Company.......................           824        318
Deposits withheld from dealers and merchants......           147        139
Other liabilities.................................           526        433
Long-term borrowings..............................         3,047      2,770
Stockholder's equity..............................         1,300      1,152
                                                         -------     ------
      Total liabilities and stockholder's equity..       $10,675     $8,658
                                                         =======     ======
--------------------------------------------------------------------------------
                                                      Year Ended October 31
Summary of Operations                               2000       1999      1998
--------------------------------------------------------------------------------
Revenues.......................................... $1,327     $1,137     $ 973
                                                   ------     ------     -----
Expenses:
   Interest.......................................    515        408       400
   Selling, administrative and general............    187        152       142
   Provision for credit losses....................     64         68        50
   Depreciation and other.........................    307        234       125
                                                   ------     ------     -----
      Total.......................................  1,073        862       717
                                                   ------     ------     -----
Income of consolidated group
  before income taxes.............................    254        275       256
Provision for income taxes........................     93        100        93
                                                   ------     ------     -----
Income of consolidated group......................    161        175       163
Equity in income of unconsolidated affiliates.....      1
                                                   ------     ------     -----
Net income........................................ $  162     $  175     $ 163
                                                   ======     ======     =====
Ratio of earnings to fixed charges................   1.49       1.66      1.63
--------------------------------------------------------------------------------

     Acquisition volumes of financing receivables and leases increased 12 percent in 2000, compared with 1999. The volumes of revolving charge accounts, leases and retail notes increased 26 percent, 18 percent and 11 percent, respectively. The credit operations also sold retail notes receiving proceeds of $978 million during 2000, compared with $2,482 million in 1999 and $1,860 million in 1998. The gains on the sales of these retail notes were $24 million, $45 million and $41 million during 2000, 1999 and 1998, respectively. At October 31, 2000 and 1999, net financing receivables and leases administered, which include receivables previously sold but still administered, were $12,223 million and $10,992 million, respectively. The discussion in Note 7 presents additional information.

     Net income of the credit operations was $162 million in 2000, compared with $175 million in 1999 and $163 million in 1998. Net income in 2000 was lower than in 1999 due primarily to a reduced level of receivable sales, resulting in lower gains, and by higher operating expenses, partially offset by higher earnings from growth in the receivable and lease portfolio. Total revenues of the credit operations increased 17 percent in 2000, reflecting the larger average portfolio, compared with 1999. The average balance of receivables and leases financed was 11 percent higher in 2000, compared with 1999. An increase in average borrowings and higher borrowing rates in 2000 resulted in a 26 percent increase in interest expense, compared with 1999. Depreciation expense increased this year due to the increase in the equipment on operating leases.

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

CAPITAL RESOURCES AND LIQUIDITY
================================================================================
The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS
The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided by operations are supplemented from external borrowing sources.

[GRAPH APPEARS HERE]


                  $1,867   $1,655   $1,140    $936     $890     $624
Primary
Cash Flows
Years 1998-2000      1        2        3        4        5        6
--------------------------------------------------------------------
(in millions)

Cash Inflows                       Cash Outflows
------------                       -------------
1. Increased Borrowings            3. Purchases of Property and Equipment
2. Cash Provided by Operations     4. Repurchases of Common Stock
                                   5. Acquisitions of Businesses
                                   6. Dividends Paid

================================================================================

     Cash provided by operating activities during 2000 was $468 million, primarily resulting from net income. The operating cash flows and a $1,003 million increase in borrowings were used primarily to fund acquisitions of businesses of $642 million, purchases of property and equipment of $414 million and the payment of dividends to stockholders of $206 million. Cash and cash equivalents also increased $411 million.

     Over the last three years, operating activities have provided an aggregate of $1,655 million in cash. In addition, borrowings increased $1,867 million.
The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $1,140 million, repurchases of common stock of $936 million, acquisitions of businesses for $890 million and stockholders' dividends of $624 million.

     Trade accounts and notes receivable arise from sales of goods to dealers. Trade receivables decreased by $82 million during 2000. Agricultural equipment trade receivables decreased $276 million. Commercial and consumer equipment receivables increased $124 million, construction equipment receivables increased $68 million and other equipment receivables increased $2 million. The ratios of worldwide trade accounts and notes receivable at October 31 to fiscal year net sales were 28 percent in 2000, compared with 34 percent in 1999 and 1998.

     The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 8 percent at October 31, 2000, compared with 12 percent at October 31, 1999 and 8 percent at October 31, 1998.

     Inventories increased by $259 million in 2000. Since most of these inventories are valued on the last-in, first-out (LIFO) method, lower prevailing costs from prior years are assigned to beginning inventories. Inventories valued on an approximate current cost basis increased by 8 percent during 2000, compared to an increase in net sales of 15 percent during the same period.

     Total interest-bearing debt of the Equipment Operations was $2,645 million at the end of 2000, compared with $1,678 million at the end of 1999 and $2,065 million at the end of 1998. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 2000, 1999 and 1998 was 38.1 percent, 29.1 percent and 33.6 percent, respectively.

     During 2000, the Equipment Operations issued $500 million of 7.85% notes due in 2010 and $250 million of 8.10% debentures due in 2030. These operations also retired $203 million of medium-term notes.

FINANCIAL SERVICES
The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

     Cash flows from the company's Financial Services operating activities were $639 million in 2000. Cash provided by financing activities totaled $1,667 million in 2000, representing mainly an increase in total borrowings of $1,677 million. The cash provided by operating and financing activities was used primarily to increase total receivables and leases. Cash used for investing activities totaled $2,290 million in 2000, primarily due to acquisitions of receivables and leases exceeding collections by $3,431 million, which was partially offset by proceeds of $978 million from the sale of receivables and $333 million from the sale of equipment on operating leases.

     Over the past three years, the Financial Services operating activities have provided $1,436 million in cash. In addition, the sale of receivables and an increase in borrowings have provided $5,320 million and $1,846 million, respectively. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $8,863 million.

     Financing receivables and leases increased by $1,823 million in 2000, compared with 1999. Additional information is presented in the preceding discussion of the credit operations.

     Total outside interest-bearing debt of the credit operations was $7,878 million at the end of 2000, compared with $6,616 million at the end of 1999 and $6,049 million at the end of 1998. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 6.7 to 1 at the end of 2000, compared with 6.0 to 1 at the end of 1999 and 6.1 to 1 at the end of 1998.

     During 2000, the credit operations issued $1,964 million and retired $1,980 million of medium-term notes.

CONSOLIDATED
The company maintains unsecured lines of credit with various United States and foreign banks. The discussion in Note 13 provides further information.

     The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. The company's credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit and market risks under these interest rate and foreign currency agreements are not considered to be significant. Additional detailed financial instrument information is included in Notes 22 and 25.

     Stockholders' equity was $4,302 million at October 31, 2000, compared with $4,094 million and $4,080 million at October 31, 1999 and 1998, respectively. The increase in 2000 was caused primarily by net income of $486 million, partially offset by cash dividends declared of $205 million and a change in the cumulative translation adjustment of $115 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2000 include undistributed earnings of the unconsolidated affiliates of $60 million. Dividends from unconsolidated affiliates were $3 million in 2000, $6 million in 1999 and $6 million in 1998.

     The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - These data include the company's agricultural equipment, commercial and consumer equipment, construction equipment, and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services - These data include the company's credit, insurance and health care operations. The insurance operations were sold in the fourth quarter of 1999.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the company" refer to the entire enterprise.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

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

     The functional currencies for most of the company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated to U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders' equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

     In 2000, the company adopted AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of costs for software developed internally for internal use, which were previously expensed. The amount of total capitalized software costs, including purchased and internally developed software, classified as "Other Assets" at October 31, 2000 was $174 million, less accumulated amortization of $113 million. Amortization of these software costs was $29 million in 2000. The SOP's effect on the company's financial position or net income was not material.

     In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by Statement No. 138 in 2000. Under the new standards, all derivatives will be recorded at fair value in the financial statements. The company will adopt these statements in fiscal year 2001 and the effect on the company's financial position or net income will not be material. In 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125 and requires additional disclosure. The Statement will be effective March 31, 2001 and will have no material impact on the company's financial position or net income. In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101. Accordingly, the adoption of the SAB will have no effect on the company's financial position or net income.

      On April 28, 2000, the company acquired Timberjack Group, a leading manufacturer of forestry equipment headquartered in Helsinki, Finland, for $608 million. The acquisition has been accounted for as a purchase with the purchase price allocated to the assets acquired and liabilities assumed based on the fair values as of the acquisition date. The excess of this purchase price over the fair value of the net assets acquired (goodwill) was approximately $430 million, which is being amortized on a straight-line basis over 30 years. The Timberjack assets, liabilities and results of operations are included in the consolidated financial statements from the date of acquisition. Timberjack reported annual sales of $515 million in 1999. The pro forma results of operations for 2000 and 1999, as if the acquisition had occurred at the beginning of the fiscal year, would not differ significantly from reported results.

      During 2000, the company invested $36 million for 41 and 40 percent interests in Nortrax, Inc. and Nortrax II, Inc., respectively, both construction equipment dealers. Among their activities, these Nortrax dealers pursue the acquisition of other construction equipment dealers to enhance their profitability. In doing so, they provide a source of liquidity for other dealers who have chosen to exit the construction equipment business. The company accounts for its investments in these Nortrax dealers on the equity basis and, accordingly, does not recognize 41 or 40 percent of the company's sales to these dealers until the goods are sold to an unaffiliated party. At the time an acquisition of a dealer by the Nortrax dealers becomes probable, the company eliminates 41 or 40 percent of the previously recognized company sales related to remaining inventories held by the dealers. The company has call options to purchase an additional 57 or 60 percent of these Nortrax dealers from certain owners beginning in approximately three years. These same owners also have put options to require the company to purchase their 57 or 60 percent ownership interests

================================================================================

beginning in three to four years. The options may be exercised over a two- to three-year period. Whether the options will be exercised in the future is uncertain at this time. The acquisitions of the interests in the Nortrax dealers and their activities have not had a material effect on the company's financial position or results of operations and the impact on future financial statements is uncertain at present.

     Certain amounts for prior years have been reclassified to conform with 2000 financial statement presentations.

2. PENSION AND OTHER POSTRETIREMENT BENEFITS
================================================================================
The company has several defined benefit pension plans covering its United States employees and employees in certain foreign countries. The company also has several defined benefit health care and life insurance plans for retired employees in the United States and Canada.

     The worldwide components of net periodic pension cost and the significant assumptions consisted of the following in millions of dollars and in percents:

--------------------------------------------------------------------------------
                                                        2000    1999    1998
--------------------------------------------------------------------------------
Pensions
Service cost........................................   $ 106    $ 117   $ 102
Interest cost.......................................     414      396     386
Expected return on assets...........................    (543)    (497)   (456)
Amortization of actuarial loss......................       1       33      29
Amortization of prior service cost..................      36       44      43
Amortization of net transition asset................      (8)      (8)    (11)
Special termination benefits........................               29       5
Settlements/curtailments............................       7       (2)      2
                                                       -----    -----   -----
Net cost............................................   $  13    $ 112   $ 100
                                                       =====    =====   =====
Weighted-average Assumptions
Discount rates for obligations......................     7.4%     7.4%    7.0%
Discount rates for expenses.........................     7.4%     7.0%    7.5%
Assumed rates of compensation increases.............     4.8%     4.9%    4.9%
Expected long-term rates of return..................     9.7%     9.7%    9.7%
--------------------------------------------------------------------------------

     The worldwide components of net periodic postretirement benefits cost and the significant assumptions consisted of the following in millions of dollars and in percents:

--------------------------------------------------------------------------------
                                                        2000    1999    1998
--------------------------------------------------------------------------------
Health Care and Life Insurance
Service cost........................................   $  70    $  85   $  74
Interest cost.......................................     189      188     172
Expected return on assets...........................     (43)     (35)    (31)
Amortization of actuarial loss......................       1       23       2
Amortization of prior service cost..................      (3)      (4)     (6)
Special termination benefits........................                5
Settlement..........................................                3
                                                       -----    -----   -----
Net cost............................................   $ 214    $ 265   $ 211
                                                       =====    =====   =====

Weighted-average Assumptions
Discount rates for obligations......................    7.74%    7.75%   7.26%
Discount rates for expenses.........................    7.75%    7.26%   7.76%
Expected long-term rates of return..................     9.7%     9.7%    9.7%
--------------------------------------------------------------------------------

     In addition to the special termination benefits included in the pension and postretirement benefit plans shown above, the company provided $34 million of other special early-retirement benefits to certain employees in 1999. These benefits and the special termination benefits included in the benefit plans totaled $68 million in 1999.

     The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine 2000, 1999 and 1998 costs were assumed to be 4.5 percent for 2001 and all future years, 6.0 percent for 2000 and 4.5 percent for 2001 and all future years, and 9.1 percent for 1999, decreasing gradually to 4.5 percent by the year 2001, respectively. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2000 by $270 million and the net periodic postretirement benefits cost for that year by $31 million. A decrease of one percentage point would decrease the postretirement benefit obligations by $242 million and the cost by $28 million for the same period.

     A worldwide reconciliation of the funded status of the benefit plans at October 3l in millions of dollars follows:

-----------------------------------------------------------------------------
                                                                Health Care
                                                                    and
                                             Pensions          Life Insurance
                                           ------------        --------------
                                           2000    1999        2000      1999
-----------------------------------------------------------------------------
Change in benefit obligations
Beginning of year balance...........  $ (5,795)   $ (5,830)  $ (2,667) $ (2,517)
Service cost........................      (106)       (117)       (70)      (85)
Interest cost.......................      (414)       (396)      (189)     (188)
Actuarial gain (loss)...............        (3)        188        148       (37)
Amendments..........................                    (6)
Benefits paid.......................       405         364        170       164
Settlements/curtailments............        (7)          2                   (3)
Special termination benefits........                   (29)                  (5)
Acquisition of business.............       (25)                    (6)
Foreign exchange and other..........        72          29          2         4
                                      --------    --------   --------  --------
End of year balance.................    (5,873)     (5,795)    (2,612)   (2,667)
                                      --------    --------   --------  --------
Change in plan assets (fair value)
Beginning of year balance...........     6,472       5,661        445       359
Actual return on plan assets........     1,510       1,143        107        76
Employer contribution...............        42          23        170       168
Benefits paid.......................      (405)       (364)      (170)     (158)
Acquisition of business.............        33
Foreign exchange and other..........        (6)          9
                                      --------    --------   --------  --------
End of year balance.................     7,646       6,472        552       445
                                      --------    --------   --------  --------
Plan obligation (more than)
   less than plan assets............     1,773         677     (2,060)   (2,222)
Unrecognized actuarial (gain) loss..    (1,609)       (638)        82       295
Unrecognized prior service
   (credit) cost....................       151         186         (6)       (8)
Remaining unrecognized
   transition asset.................       (10)        (17)
                                      --------    --------   --------  --------
Net amount recognized
   in the balance sheet.............  $    305    $    208   $ (1,984) $ (1,935)
                                      ========    ========   ========  ========
Amounts recognized in
   balance sheet
Prepaid benefit cost................  $    635    $    620
Accrued benefit liability...........      (362)       (463)  $ (1,984) $ (1,935)
Intangible asset....................        21          25
Accumulated pretax charge to
   other comprehensive income.......        11          26
                                      --------    --------   --------  --------
Net amount recognized...............  $    305     $   208   $ (1,984) $ (1,935)
                                      ========    ========   ========  ========
--------------------------------------------------------------------------------

================================================================================
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with the accumulated benefit obligations greater than plan assets at October 31, 2000 were $333 million, $299 million and none, respectively, and at October 31, 1999 were $425 million, $385 million and $14 million, respectively.

3. INCOME TAXES
================================================================================
The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                    2000            1999            1998
--------------------------------------------------------------------------------
Current:
  United States:
    Federal....................... $ 264           $ 115            $216
    State.........................    26              13              30
  Foreign.........................   142             166             164
                                   -----           -----            ----
      Total current...............   432             294             410
                                   -----           -----            ----

Deferred:
  United States:
    Federal.......................  (118)           (143)            138
    State.........................   (14)            (13)             10
  Foreign.........................    (6)             (3)             (4)
                                   -----           -----            ----
      Total deferred..............  (138)           (159)            144
                                   -----           -----            ----
Provision for income taxes........ $ 294           $ 135            $554
                                   =====           =====            ====
--------------------------------------------------------------------------------

     Based upon location of the company's operations, the consolidated income before income taxes in the United States in 2000, 1999 and 1998 was $504 million, $21 million and $1,158 million, respectively, and in foreign countries was $274 million, $344 million and $402 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

     A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follows:

--------------------------------------------------------------------------------
                                        2000            1999           1998
--------------------------------------------------------------------------------
United States federal income tax
 provision at a statutory rate
 of 35 percent......................... $272            $128           $546
Increase (decrease) resulting from:
State and local income taxes, net
 of federal income tax benefit.........    8                             25
Taxes on foreign income which differ
 from the United States statutory
 rate..................................   13              22              3
Benefit of Foreign Sales Corporation...   (8)            (11)           (20)
Other adjustments--net.................    9              (4)
                                        ----            ----           ----
Provision for income taxes............. $294            $135           $554
                                        ====            ====           ====
--------------------------------------------------------------------------------

     Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

--------------------------------------------------------------------------------
                                            2000                   1999
                                   ---------------------  ---------------------
                                    Deferred    Deferred   Deferred    Deferred
                                      Tax         Tax        Tax         Tax
                                     Assets   Liabilities   Assets   Liabilities
--------------------------------------------------------------------------------
Deferred installment sales income..               $211                   $317
Tax over book depreciation.........                158                    138
Deferred lease income..............                101                     72
Accrual for retirement and
 postemployment benefits........... $  631                 $  619
Accrual for sales allowances.......    283                    262
Accrual for vacation pay...........     51                     54
Allowance for doubtful
 receivables.......................     55                     48
Tax loss and tax credit
 carryforwards.....................     45                     12
Minimum pension liability
 adjustment........................      5                     10
Other items........................    114          44        115          56
Less valuation allowance...........     (4)                    (2)
                                    ------        ----     ------        ----
Deferred income tax
 assets and liabilities............ $1,180        $514     $1,118        $583
                                    ======        ====     ======        ====
--------------------------------------------------------------------------------

     At October 31, 2000, accumulated earnings in certain overseas subsidiaries totaled $669 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

     At October 31, 2000, certain tax loss and tax credit carryforwards for $45 million were available with $24 million expiring from 2006 through 2019 and $21 million with an unlimited expiration date.

4. OTHER INCOME AND OTHER OPERATING EXPENSES
================================================================================
The major components of other income and other operating expenses consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                        2000            1999            1998
--------------------------------------------------------------------------------
Other income
Gains from sales of retail notes....... $ 24            $ 45            $ 41
Securitization and servicing fee
 income................................   31              38              33
Revenues from services.................   40              25
Other..................................   60              60              49
                                        ----            ----            ----
  Total................................ $155            $168            $123
                                        ====            ====            ====

Other operating expenses
Depreciation on equipment on
 operating leases...................... $280            $205            $146
Cost of services.......................   36              23
Other..................................    3               8              30
                                        ----            ----            ----
  Total................................ $319            $236            $176
                                        ====            ====            ====

--------------------------------------------------------------------------------

================================================================================
5. MARKETABLE SECURITIES
--------------------------------------------------------------------------------
Marketable securities are currently held by the health care subsidiaries. All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     The amortized cost and fair value of marketable securities in millions of dollars follow:

--------------------------------------------------------------------------------
                                  Amortized      Gross         Gross
                                    Cost       Unrealized    Unrealized    Fair
                                   or Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
October 31, 2000
Equity securities..............     $  8           $ 1                      $  9
U.S. government and agencies...       23                                      23
Corporate......................       62             1            $ 1         62
Mortgage-backed securities.....       33                                      33
                                    ----           ---            ---       ----
Marketable securities..........     $126           $ 2            $ 1       $127
                                    ====           ===            ===       ====
October 31, 1999
Equity securities..............     $ 86           $18            $ 9       $ 95
U.S. government and agencies...       33             1                        34
Corporate......................      129             1              2        128
Mortgage-backed securities.....       59             1              1         59
                                    ----           ---            ---       ----
Marketable securities..........     $307           $21            $12       $316
                                    ====           ===            ===       ====
--------------------------------------------------------------------------------


     The contractual maturities of debt securities at October 31, 2000 in millions of dollars follow:

----------------------------------------------------------------------
                                                    Amortized    Fair
                                                       Cost      Value
----------------------------------------------------------------------
Due in one year or less..........................      $ 15       $ 15
Due after one through five years.................        65         65
Due after five through 10 years..................        28         28
Due after 10 years...............................        10         10
                                                       ----       ----
Debt securities..................................      $118       $118
                                                       ====       ====
----------------------------------------------------------------------

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of available-for-sale securities were $205 million in 2000, $19 million in 1999 and $105 million in 1998. In 2000, realized gains were $20 million and realized losses were $13 million on these sales. In 1999 and 1998, the gains and losses were not significant. Proceeds in 2000 include the sale of securities that were previously transferred to Deere & Company from John Deere Insurance Group, Inc. prior to the sale of this subsidiary in 1999. The increase (decrease) in the net unrealized holding gain after income taxes was $(5) million, $(19) million and $3 million during 2000, 1999 and 1998, respectively.


6. TRADE ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------------------------------------------------
Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

----------------------------------------------------------------------
                                                       2000      1999
----------------------------------------------------------------------
Trade accounts and notes:
     Agricultural..................................   $1,819    $2,095
     Commercial and consumer.......................    1,120       996
     Construction..................................      215       147
     Other.........................................       15        13
                                                      ------    ------
Trade accounts and notes receivable - net..........   $3,169    $3,251
                                                      ======    ======
----------------------------------------------------------------------

     At October 31, 2000 and 1999, dealer notes included in the previous table were $622 million and $856 million, respectively, and the allowance for doubtful trade receivables included was $34 million for both years.

     Trade accounts and notes receivable arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted to the dealer at the time of the sale, until payment is received by the company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to four months for most construction equipment, and from two to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

     Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer and construction sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.


7. FINANCING RECEIVABLES
--------------------------------------------------------------------------------
Financing receivables at October 31 consisted of the following in millions of dollars:

----------------------------------------------------------------------
                                                     2000        1999
----------------------------------------------------------------------
Retail notes:
   Equipment:
     Agricultural................................   $4,342      $3,397
     Commercial and consumer.....................      611         457
     Construction................................    1,419         854
   Recreational products.........................      327         333
                                                    ------      ------
     Total.......................................    6,699       5,041
Revolving charge accounts........................    1,133         918
Financing leases.................................      728         633
Wholesale notes..................................    1,068       1,052
                                                    ------      ------
   Total financing receivables...................    9,628       7,644
                                                    ------      ------
Less:
   Unearned finance income:
     Equipment notes.............................    1,020         626
     Recreational product notes..................      110          80
     Financing leases............................      116         102
                                                    ------      ------
       Total.....................................    1,246         808
                                                    ------      ------
   Allowance for doubtful receivables............      106          93
                                                    ------      ------
Financing receivables - net......................   $8,276      $6,743
                                                    ======      ======
----------------------------------------------------------------------

================================================================================
     Financing receivables have significant concentrations of credit risk in the agricultural, construction, commercial and consumer, and recreational product business sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

     Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:


------------------------------------------------------------------
                                                2000          1999
------------------------------------------------------------------
Due in months:
         0 - 12............................   $4,013        $3,432
        13 - 24............................    2,193         1,670
        25 - 36............................    1,466         1,066
        37 - 48............................    1,016           781
        49 - 60............................      648           485
        Thereafter..........................     292           210
                                              ------        ------
Total.......................................  $9,628        $7,644
                                              ======        ======
------------------------------------------------------------------

     The maximum terms for retail notes are generally eight years for agricultural equipment, five years for construction equipment, six years for commercial and consumer equipment and 15 years for recreational products. The maximum term for financing leases is generally five years, while the maximum term for wholesale notes is generally 12 months.

     At October 31, 2000 and 1999, the unpaid balances of retail notes previously sold by the credit operations were $2,123 million and $2,716 million, respectively. The company's maximum exposure under all retail note recourse provisions at October 31, 2000 and 1999 was $174 million and $176 million, respectively. There is no anticipated credit risk related to nonperformance by the counter-parties. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2000 and 1999, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $10,399 million and $9,459 million, respectively.

     Total financing receivable amounts 60 days or more past due were $44 million at October 31, 2000, compared with $35 million at October 31, 1999. These past-due amounts represented .53 percent of the receivables financed at October 31, 2000 and .52 percent at October 31, 1999. The allowance for doubtful financing receivables represented 1.26 percent and 1.36 percent of financing receivables outstanding at October 31, 2000 and 1999, respectively. In addition, at October 31, 2000 and 1999, the company's credit operations had $147 million and $139 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

------------------------------------------------------------------------------
                                                      2000      1999      1998
------------------------------------------------------------------------------
Balance, beginning of the year...................... $ 93      $ 90      $ 94
Provision charged to operations.....................   64        68        50
Amounts written off.................................  (44)      (44)      (36)
Transfers primarily related to retail note sales....   (7)      (21)      (18)
                                                     ----      ----      ----
Balance, end of the year............................ $106      $ 93      $ 90
                                                     ====      ====      ====
-----------------------------------------------------------------------------

================================================================================
8. Other Receivables
--------------------------------------------------------------------------------
Other receivables at October 31 consisted of the following in millions of dollars:


--------------------------------------------------------------------------------
                                                               2000      1999
--------------------------------------------------------------------------------
Taxes receivable.............................................. $206     $115
Receivables relating to asset backed securitizations..........   89       89
Health care premiums receivable...............................   22       42
Other.........................................................   78       28
                                                               ----     ----
Other receivables............................................. $395     $274
                                                               ====     ====
--------------------------------------------------------------------------------

     The credit operations' receivables related to asset backed securitizations are equal to the present value of payments to be received for retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

9. EQUIPMENT ON OPERATING LEASES
================================================================================
Operating leases arise from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Equipment on operating leases was $1,954 million and $1,655 million at October 31, 2000 and 1999, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $480 million and $352 million at October 31, 2000 and 1999, respectively. The corresponding depreciation expense was $280 million in 2000, $205 million in 1999 and $146 million in 1998.

Future payments to be received on operating leases totaled $746 million at October 31, 2000 and are scheduled as follows: 2001 - $324, 2002 - $232, 2003 -
$118, 2004 - $57 and 2005 - $15.

10. INVENTORIES
================================================================================
Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 74 percent and 77 percent of worldwide gross inventories at FIFO value on October 31, 2000 and 1999, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:
--------------------------------------------------------------------------------


----------------------------------------------------------------
                                                2000       1999
----------------------------------------------------------------
Raw materials and supplies................... $  460     $  345
Work-in-process..............................    404        412
Finished machines and parts..................  1,667      1,591
                                              ------     ------
        Total FIFO value.....................  2,531      2,348
Adjustment to LIFO basis.....................    978      1,054
                                              ------     ------
Inventories.................................. $1,553     $1,294
                                              ======     ======

----------------------------------------------------------------

================================================================================
11. PROPERTY AND DEPRECIATION
--------------------------------------------------------------------------------
A summary of property and equipment at October 31 in millions of dollars follows:


--------------------------------------------------------------------------------
                                                              2000       1999
--------------------------------------------------------------------------------
Land                                                        $   58      $   59
Buildings and building equipment.........................    1,166       1,124
Machinery and equipment..................................    2,315       2,318
Dies, patterns, tools, etc...............................      678         682
All other................................................      658         602
Construction in progress.................................      180         105
                                                           -------      ------
        Total at cost....................................    5,055       4,890
Less accumulated depreciation............................    3,143       3,108
                                                            ------      ------
Property and equipment - net.............................   $1,912      $1,782
                                                            ======      ======
--------------------------------------------------------------------------------

     Leased property under capital leases amounting to $11 million and $5 million at October 31, 2000 and 1999, respectively, is included in property and equipment.

     Property and equipment additions in 2000, 1999 and 1998 were $422 million, $309 million and $442 million and depreciation was $292 million, $281 million and $279 million, respectively. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

     The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company's financial position or results of operations.

12. INTANGIBLE ASSETS
--------------------------------------------------------------------------------
Net intangible assets totaled $652 million and $295 million at October 31, 2000 and 1999, respectively. The balance at October 31, 2000 consisted primarily of unamortized goodwill, which resulted from the purchase cost of assets acquired exceeding their fair value, and an intangible asset of $21 million related to the additional minimum pension liability required by FASB Statement No. 87.

     Intangible assets, excluding the intangible pension asset, are being amortized over 30 years or less on the straight-line basis, and the accumulated amortization was $125 million and $89 million at October 31, 2000 and 1999, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.


13. SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
Short-term borrowings at October 31 consisted of the following in millions of dollars:


----------------------------------------------------------------------------
                                                              2000      1999
----------------------------------------------------------------------------
Equipment Operations
Commercial paper..........................................  $  712     $  316
Notes payable to banks....................................     143        121
Long-term borrowings due within one year..................      73        205
                                                            ------     ------
        Total.............................................     928        642
                                                            ------     ------
Financial Services
Commercial paper..........................................   3,016      1,699
Notes payable to banks....................................       7          9
Long-term borrowings due within one year..................   1,808      2,138
                                                            ------     ------
        Total.............................................   4,831      3,846
                                                            ------     ------
Short-term borrowings.....................................  $5,759     $4,488
                                                            ======     ======
--------------------------------------------------------------------------------

     The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2000 and 1999 were 6.2 percent and 5.3 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $5,197 million at October 31, 2000. Some of these credit lines are available to both the Equipment Operations and certain credit subsidiaries. At October 31, 2000, $1,303 million of the worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit is a long-term committed credit agreement expiring in February 2005 for $2,338 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder's equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to accounting principles generally accepted in the United States of America in effect at October 31, 1998. Under this provision, $3,150 million of the company's retained earnings balance was free of restriction at October 31, 2000.

     Deere & Company has a contractual agreement to conduct business with the John Deere Capital Corporation on such terms that the Capital Corporation will continue to satisfy the ratio requirement discussed above for earnings to fixed charges, the Capital Corporation's tangible net worth will be maintained at not less than $50 million and Deere & Company will continue to own at least 51 percent of Capital Corporation's voting capital stock. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary.

================================================================================
14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
================================================================================
Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                     2000            1999
--------------------------------------------------------------------------------
Equipment Operations
Accounts payable:
  Trade payables................................... $1,061          $  804
  Dividends payable................................     52              51
  Other............................................     46              42
Accrued expenses:
  Employee benefits................................    306             226
  Dealer commissions...............................    202             173
  Other............................................    694             596
                                                    ------          ------
    Total..........................................  2,361           1,892
                                                    ------          ------
Financial Services
Accounts payable:
  Deposits withheld from dealers and merchants.....    147             139
  Other............................................    234             233
Accrued expenses:
  Interest payable.................................     61              39
  Other............................................    173             130
                                                    ------          ------
    Total..........................................    615             541
                                                    ------          ------
Accounts payable and accrued expenses.............. $2,976          $2,433
                                                    ======          ======
--------------------------------------------------------------------------------

15. LONG-TERM BORROWINGS
================================================================================
Long-term borrowings at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                     2000            1999
--------------------------------------------------------------------------------
Equipment Operations
Notes and debentures:
  Medium-term notes due 2002 -- 2006:
    Average interest rate of 7.5% as of year end
    2000 and 8.0% as of year end 1999.............. $  115          $  181
  6.55% notes due 2004.............................    250             250
  7.85% debentures due 2010........................    500
  8.95% debentures due 2019........................    200             200
  8-1/2% debentures due 2022.......................    200             200
  6.55% debentures due 2028........................    200             200
  8.10% debentures due 2030........................    250
  Other notes......................................      2               5
                                                    ------          ------
    Total.......................................... $1,717          $1,036
                                                    ------          ------
--------------------------------------------------------------------------------

(continued)

--------------------------------------------------------------------------------
                                                     2000             1999
--------------------------------------------------------------------------------
Financial Services
Notes and debentures:
  Medium-term notes due 2001 -- 2007:
    Average interest rate of 7.4% as of year end
    2000 and 6.1% as of year end 1999.............. $1,992          $1,373
  5.85% notes due 2001.............................                    200
  5.35% notes due 2001.............................                    200
  7% notes due 2002: Swapped to variable interest
    rate of 7.1% as of year end 2000 and 6.5% as
    of year end 1999...............................    300             300
  6.125% U.S. dollar notes due 2003: Swapped
    to Canadian dollars and a variable interest
    rate of 6.1% as of year end 2000 and
    5.1% as of year end 1999.......................    142             147
  Other notes due up to 2008:
    Average rate of 7.8% as of year end 2000 and
    7.2% as of year end 1999.......................    163             100
  6% notes due 2009: Swapped to variable interest
    rate of 6.9% as of year end 2000 and 5.5% as
    of year end 1999...............................    300             300
                                                    ------          ------
    Total notes and debentures.....................  2,897           2,620
Subordinated debt:
  8-5/8% subordinated debentures due 2019..........    150             150
                                                    ------          ------
    Total..........................................  3,047           2,770
                                                    ------          ------
Long-term borrowings............................... $4,764          $3,806
                                                    ======          ======
--------------------------------------------------------------------------------

     All of the Financial Services' long-term borrowings represent obligations of the credit subsidiaries.

     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 2001 -- $73, 2002 -- $72, 2003 -- $2,
2004 -- $251 and 2005 -- $25. The approximate amounts of the credit subsidiaries' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows:
2001 -- $1,808, 2002 -- $1,700, 2003 -- $727, 2004 -- $54 and 2005 -- $11.

16. LEASES
================================================================================
At October 31, 2000, future minimum lease payments under capital leases totaled $8 million. Total rental expense for operating leases was $73 million in 2000, 1999 and 1998. At October 31, 2000, future minimum lease payments under operating leases amounted to $183 million as follows: 2001 -- $54, 2002 -- $38, 2003 -- $24, 2004 -- $31, 2005 -- $14 and later years $22.

17. COMMITMENTS AND CONTINGENT LIABILITIES
================================================================================
On October 31, 2000, the company's maximum exposure under all credit receivable recourse provisions was $174 million for retail notes sold by the Financial Services subsidiaries. Also, at October 31, 2000, the company had commitments of approximately $123 million for construction and acquisition of property and equipment.

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

================================================================================
18. CAPITAL STOCK
================================================================================
Changes in the common stock account in 1998, 1999 and 2000 in millions were as follows:

--------------------------------------------------------------------------------
                                                        Number of
                                                      Shares Issued  Amount
--------------------------------------------------------------------------------
Balance at October 31, 1997..............................  263.8     $1,779
Other....................................................     .1         11
                                                           -----     ------
Balance at October 31, 1998..............................  263.9      1,790
Acquisition of a business................................    1.5         49
Other....................................................     .4         11
                                                           -----     ------
Balance at October 31, 1999..............................  265.8      1,850
Acquisitions of businesses...............................     .2         10
Other....................................................                 4
                                                           -----     ------
Balance at October 31, 2000..............................  266.0     $1,864
                                                           =====     ======
--------------------------------------------------------------------------------

     The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

     The company has previously announced it would repurchase up to $1,500 million of Deere & Company common stock. The stock repurchased under the program to date totals $1,308 million. No purchases related to the repurchase program were made in 2000.

     A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

--------------------------------------------------------------------------------
                                                   2000     1999      1998
--------------------------------------------------------------------------------
Net income......................................  $485.5   $239.2   $1,021.4
Average shares outstanding......................   234.3    232.9      243.3
Basic net income per share......................  $ 2.07   $ 1.03   $   4.20
                                                  ======   ======   ========
Average shares outstanding......................   234.3    232.9      243.3
Effect of dilutive securities:
  Stock options.................................     1.7      1.5        2.1
  Other.........................................                          .3
                                                  ------   ------   --------
    Total potential shares outstanding..........   236.0    234.4      245.7
                                                  ======   ======   ========
Diluted net income per share....................  $ 2.06   $ 1.02   $   4.16
                                                  ======   ======   ========
--------------------------------------------------------------------------------

     Stock options to purchase 2.9 million shares, 4.2 million shares and .5 million shares during 2000, 1999 and 1998, respectively, were outstanding, but not included in the preceding diluted per share computation because the options' exercise prices were greater than the average market price of the company's common stock during the related periods.

19. STOCK OPTION AND RESTRICTED STOCK AWARDS
================================================================================
The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors. Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Certain other options have been awarded with the exercise prices greater than the market price and become exercisable in one year or longer after grant, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. According to these plans at October 31, 2000, the company is authorized to grant stock options and restricted stock for an additional 15.1 million shares.

     The company has retained the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, and no compensation expense for stock options was recognized under this method. For disclosure purposes only under FASB Statement No. 123, Accounting for Stock Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 2000, 1999 and 1998 with the exercise price equal to the market price were $12.06, $7.96 and $19.84 per option, respectively, and those awarded during 1999 and 1998 with the exercise price greater than the market price were $4.26 and $14.81 per option, respectively.

     Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used are as follow:

--------------------------------------------------------------------------------
                                                2000       1999       1998
--------------------------------------------------------------------------------
Net income (in millions)
  As reported.............................   $     486  $     239  $   1,021
  Pro forma...............................   $     446  $     216  $     997
Net income per share
  As reported - basic.....................   $    2.07  $    1.03  $    4.20
  Pro forma - basic.......................   $    1.91  $     .93  $    4.10
  As reported - diluted...................   $    2.06  $    1.02  $    4.16
  Pro forma - diluted.....................   $    1.89  $     .92  $    4.06
Black-Scholes assumptions*
  Risk-free interest rate.................        6.2%       4.6%       5.8%
  Dividend yield..........................        2.1%       2.7%       1.6%
  Stock volatility........................       30.4%      27.9%      34.7%
  Expected option life....................   4.5 years  5.0 years  5.3 years

*Weighted-averages
--------------------------------------------------------------------------------

================================================================================
     During the last three fiscal years, changes in shares under option in millions were as follows:

--------------------------------------------------------------------------------
                                2000             1999               1998
                          ----------------  ----------------  ----------------
                                  Exercise          Exercise          Exercise
                          Shares   Price*   Shares   Price*   Shares   Price*
--------------------------------------------------------------------------------
Outstanding at
 beginning of year.......  11.9    $38.59     7.6    $39.95     6.2    $30.90
Granted - at market......   5.5     41.29     3.9     32.75     1.7     56.50
Granted - at premium.....                      .7     50.97      .5     82.19
Exercised................   (.6)    28.75     (.2)    21.35     (.7)    29.55
Expired or forfeited.....   (.1)    42.50     (.1)    40.62     (.1)    48.67
                           ----              ----              ----
Outstanding at
 end of year.............  16.7     39.77    11.9     38.59     7.6     39.95
Exercisable at
 end of year.............  10.1     36.14     6.8     37.36     3.8     30.52

 *Weighted-averages
--------------------------------------------------------------------------------

     Options outstanding and exercisable in millions at October 31, 2000 were as follows:

--------------------------------------------------------------------------------
                                  Options Outstanding       Options Exercisable
                             -----------------------------  -------------------
                                      Remaining
Range of                             Contractual  Exercise            Exercise
Exercise Prices              Shares  Life (yrs)*   Price*     Shares   Price*
--------------------------------------------------------------------------------
$13.63 - $23.56.............   1.4      3.27       $19.91      1.4     $19.91
$28.39 - $34.19.............   5.6      6.70        32.52      5.6      32.52
$35.00 - $47.36.............   6.8      8.48        41.53      1.5      42.43
$50.97 - $56.50.............   2.4      7.39        54.78      1.6      56.50
$82.19......................    .5      7.08        82.19
                              ----                            ----
Total.......................  16.7                            10.1

 *Weighted-averages
--------------------------------------------------------------------------------

     In 2000, 1999, and 1998, the company granted 53,956, 703,914 and 33,239 shares of restricted stock with weighted-average fair values of $37.55, $32.85 and $55.60 per share, respectively. The total compensation expense for the restricted stock plans, which are being amortized over the restricted periods, was $9 million, $10 million and $2 million in 2000, 1999 and 1998, respectively.

20. EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS
================================================================================
The company maintains the following significant plans for eligible United States employees:

   John Deere Savings and Investment Plan, for salaried employees
   John Deere Stock Purchase Plan, for salaried employees
   John Deere Tax Deferred Savings Plan, for hourly and incentive paid employees

     Company contributions under these plans were $27 million in 2000, $51 million in 1999 and $45 million in 1998.

21. OTHER COMPREHENSIVE INCOME ITEMS
================================================================================
Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

--------------------------------------------------------------------------------
                                                    Before     Tax       After
                                                     Tax    (Expense)     Tax
                                                    Amount   Credit      Amount
--------------------------------------------------------------------------------
1998
Minimum pension liability adjustment..............  $  (8)     $ 3       $  (5)
                                                    -----      ---       -----
Cumulative translation adjustment.................    (21)      (3)        (24)
                                                    -----      ---       -----
Unrealized gain on marketable securities:
  Holding gain....................................     11       (4)          7
  Reclassification of realized gain
    to net income.................................     (7)       3          (4)
                                                    -----      ---       -----

  Net unrealized gain.............................      4       (1)          3
                                                    -----      ---       -----
Total other comprehensive loss....................  $ (25)     $(1)      $ (26)
                                                    =====      ===       =====
--------------------------------------------------------------------------------
1999
Cumulative translation adjustment.................  $ (24)     $(3)      $ (27)
                                                    -----      ---       -----
Unrealized loss on marketable securities:
  Holding loss....................................    (28)      10         (18)
  Reclassification of realized gain
    to net income.................................     (1)                  (1)
                                                    -----      ---       -----

  Net unrealized loss.............................    (29)      10         (19)
                                                    -----      ---       -----
Total other comprehensive loss....................  $ (53)     $ 7       $ (46)
                                                    =====      ===       =====
--------------------------------------------------------------------------------
2000
Minimum pension liability adjustment..............  $  16      $(5)      $  11
                                                    -----      ---       -----
Cumulative translation adjustment.................   (108)      (7)       (115)
                                                    -----      ---       -----
Unrealized loss on marketable securities:
  Holding loss....................................     (1)                  (1)
  Reclassification of realized gain
    to net income.................................     (7)       3          (4)
                                                    -----      ---       -----
  Net unrealized loss.............................     (8)       3          (5)
                                                    -----      ---       -----
Total other comprehensive loss....................  $(100)     $(9)      $(109)
                                                    =====      ===       =====
--------------------------------------------------------------------------------

22. FINANCIAL INSTRUMENTS
================================================================================
The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

--------------------------------------------------------------------------------
                                                   2000              1999
                                             ----------------  ----------------
                                             Carrying   Fair   Carrying   Fair
                                               Value    Value    Value    Value
--------------------------------------------------------------------------------
Financing receivables........................ $8,276   $8,254   $6,743   $6,702
                                              ======   ======   ======   ======
Long-term borrowings and related swaps:
  Equipment Operations borrowings............ $1,717   $1,722   $1,036   $1,045
  Financial Services borrowings..............  3,055    3,036    2,773    2,748
    Interest rate and
    foreign currency swaps...................     (8)      19       (3)      19
                                              ------   ------   ------   ------
    Total.................................... $4,764   $4,777   $3,806   $3,812
                                              ======   ======   ======   ======
--------------------------------------------------------------------------------

================================================================================
Fair Value Estimates

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

Derivatives

The company enters into derivative transactions only to manage exposures arising in the normal course of business, and not for the purpose of creating speculative positions or trading. The following notional or contract amounts do not represent amounts exchanged by the parties and, therefore, are not representative of the company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the derivatives such as interest rates and exchange rates, and represent only a small portion of the notional amounts. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings and the fair values and carrying values are not material.

Interest Rate Swaps

The company's credit operations enter into interest rate swap agreements related to their borrowings and certain asset backed securitizations. These swaps are utilized to more closely match the type of interest rates of the borrowings to those of the assets being funded or to manage interest rate exposures from securitizations. The differential to be paid or received on all swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest expense. The fair value adjustments for swap agreements related to securitizations are recognized in other income.

     At October 31, 2000 and 1999, the total notional principal amounts of interest rate swap agreements related to short-term borrowings were $1,915 million and $1,037 million, having rates of 4.9 to 7.5 percent and 4.7 to 6.8 percent, terminating in up to 64 months and 59 months, respectively.

     The credit operations have entered into interest rate swap agreements with independent parties that change the effective rate of interest on certain long-term borrowings. The table in Note 15 reflects the effective year-end variable interest rates relating to these swap agreements. The notional principal amounts and maturity dates of these swap agreements are the same as the principal amounts and maturities of the related borrowings. The credit operations also have interest rate swap agreements associated with medium-term notes. The table in Note 15 reflects the interest rates relating to these swap agreements. At October 31, 2000 and 1999, the total notional principal amounts of these swap agreements were $1,255 million and $540 million, terminating in up to 100 months and 92 months, respectively.

     At October 31, 2000 and 1999, the total notional principal amounts of interest rate swap agreements related to asset backed securitizations were $210 million and $361 million, having rates of 4.8 to 5.4 percent and 4.7 to 5.9 percent, terminating in up to 56 months and 68 months, respectively.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to manage the currency exposure of certain receivables, liabilities and expected inventory purchases. The foreign exchange forward contract and swap gains or losses are accrued as foreign exchange rates change for contracts related to receivables and liabilities or deferred until expiration of the contract for future commitments. The contract gains or losses and premiums are recognized in other operating expenses, cost of sales or interest expense, and the premiums are either amortized or deferred over the terms of the contracts depending on the related items. Premiums and gains on the options related to future inventory purchases are deferred and recognized in cost of sales. At October 31, 2000 and 1999, the company had foreign exchange forward contracts of $1,024 million and $778 million maturing in up to 7 months and 19 months, respectively, and foreign currency swap agreements for $174 million and $147 million maturing in up to 31 months and 43 months, respectively. At October 31, 2000 and 1999, the company had purchased options for $202 million and $131 million maturing in up to 14 months and 23 months, respectively. The total deferred gains or losses on these foreign exchange options were not material at October 31, 2000 and 1999.

23. CASH FLOW INFORMATION
================================================================================
For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

     Cash payments for interest and income taxes consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                        2000     1999     1998
--------------------------------------------------------------------------------
Interest:
  Equipment Operations................................. $152     $151     $126
  Financial Services...................................  489      428      414
  Intercompany eliminations............................  (23)     (15)     (11)
                                                        ----     ----     ----
Consolidated........................................... $618     $564     $529
                                                        ====     ====     ====
Income taxes:
  Equipment Operations................................. $393     $135     $449
  Financial Services...................................   77       55       80
  Intercompany eliminations............................  (57)     (43)     (63)
                                                        ----     ----     ----
Consolidated........................................... $413     $147     $466
                                                        ====     ====     ====
--------------------------------------------------------------------------------

================================================================================
24. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
================================================================================
The company's operations are organized and reported in four major business segments described as follows.

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

     The company's worldwide construction equipment segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting -- including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

     The products produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

     The company's credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction equipment and sales by non-Deere dealers of recreational products. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

     Certain operations do not meet the materiality threshold of FASB Statement No. 131 and have been grouped together as "Other" segments. These include special technologies, health care and the insurance operations which were sold in 1999.

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

     Information relating to operations by operating segment in millions of dollars follows with related comments included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2000, 1999, and 1998 were as follows: agricultural equipment net sales of $94 million, $106 million and $132 million and credit revenues of $4 million, $1 million and $2 million, respectively.

------------------------------------------------------------------------------
OPERATING SEGMENTS                                  2000      1999      1998
------------------------------------------------------------------------------
Net sales and revenues
Unaffiliated customers:
  Agricultural equipment net sales................ $ 5,934   $ 5,138   $ 7,463
  Commercial and consumer equipment
    net sales.....................................   2,966     2,648     2,182
  Construction equipment net sales................   2,203     1,880     2,281
  Other net sales.................................      66        35
                                                   -------   -------   -------
    Total net sales...............................  11,169     9,701    11,926
Credit revenues...................................   1,323     1,136       971
Other revenues....................................     645       914       925
                                                   -------   -------   -------
Total............................................. $13,137   $11,751   $13,822
                                                   =======   =======   =======
------------------------------------------------------------------------------
Operating profit (loss)
Agricultural equipment*........................... $   400   $   (51)  $   941
Commercial and consumer equipment.................     159       213       213
Construction equipment............................     191       149       326
Credit**..........................................     254       274       256
Other**...........................................     (39)      (33)       11
                                                   -------   -------   -------
  Total operating profit..........................     965       552     1,747
                                                   -------   -------   -------
Interest income...................................      40        24        13
Investment income.................................       8         1
Interest expense..................................    (182)     (161)     (126)
Foreign exchange loss.............................      (8)       (7)      (24)
Corporate expenses - net..........................     (43)      (35)      (35)
Income taxes......................................    (294)     (135)     (554)
                                                   -------   -------   -------
  Total...........................................    (479)     (313)     (726)
                                                   -------   -------   -------
Net income........................................ $   486   $   239   $ 1,021
                                                   =======   =======   =======

*  Includes $68 million of early-retirement costs in 1999.
** Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the "other" category includes health care and insurance investment income.

------------------------------------------------------------------------------
Interest income
Agricultural equipment............................ $    39   $    51   $    43
Commercial and consumer equipment.................      11         8         8
Construction equipment............................       8         9        11
Credit............................................     791       685       697
Corporate.........................................      40        24        13
Intercompany......................................     (23)      (15)      (11)
                                                   -------   -------   -------
  Total........................................... $   866   $   762   $   761
                                                   =======   =======   =======
------------------------------------------------------------------------------
Interest expense
Agricultural equipment............................ $     1   $     1   $     2
Credit............................................     515       408       400
Other.............................................       2         2         2
Corporate.........................................     182       161       126
Intercompany......................................     (23)      (15)      (11)
                                                   -------   -------   -------
  Total........................................... $   677   $   557   $   519
                                                   =======   =======   =======
------------------------------------------------------------------------------

================================================================================

--------------------------------------------------------------------------------
OPERATING SEGMENTS                             2000        1999        1998
--------------------------------------------------------------------------------
Depreciation* and amortization
  expense
Agricultural equipment....................... $   199     $   193     $   214
Commercial and consumer equipment............      75          71          57
Construction equipment.......................      60          46          52
Credit.......................................     283         208         129
Other........................................      31          24          11
                                              -------     -------     -------
  Total...................................... $   648     $   542     $   463
                                              =======     =======     =======
* Includes depreciation for equipment on operating leases.
--------------------------------------------------------------------------------
Equity in income (loss) of
  unconsolidated affiliates
Agricultural equipment....................... $    (5)    $     2     $     2
Commercial and consumer equipment............                               1
Construction equipment.......................       6          10          15
Credit.......................................       1
Other........................................                  (3)         (3)
                                              -------     -------     -------
  Total...................................... $     2     $     9     $    15
                                              =======     =======     =======
--------------------------------------------------------------------------------
Identifiable assets
Agricultural equipment....................... $ 4,082     $ 4,244     $ 5,324
Commercial and consumer equipment............   2,216       1,948       1,574
Construction equipment.......................   1,522         757         950
Credit.......................................  10,675       8,658       7,674
Other........................................     338         327       1,236
Corporate....................................   1,636       1,644       1,244
                                              -------     -------     -------
  Total...................................... $20,469     $17,578     $18,002
                                              =======     =======     =======
--------------------------------------------------------------------------------
Capital additions
Agricultural equipment....................... $   214     $   170     $   261
Commercial and consumer equipment............     135          80          97
Construction equipment.......................      53          42          71
Credit.......................................      10           5           9
Other........................................      10          12           4
                                              -------     -------     -------
  Total...................................... $   422     $   309     $   442
                                              =======     =======     =======
--------------------------------------------------------------------------------
Investment in unconsolidated
  affiliates
Agricultural equipment....................... $    26     $    23     $    57
Commercial and consumer equipment............       2           2           1
Construction equipment.......................     153         116          92
Credit.......................................      10           9          20
Other........................................                   2           2
                                              -------     -------     -------
  Total...................................... $   191     $   152     $   172
                                              =======     =======     =======
--------------------------------------------------------------------------------

     The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country's net sales and revenues were material for disclosure purposes. The percentages shown in the captions for net sales and revenues indicate the approximate proportion of each amount that relates to the United States only. The percentages are based upon a three-year average for 2000, 1999 and 1998.

--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                               2000        1999        1998
--------------------------------------------------------------------------------
Net sales and revenues
Unaffiliated customers:
  United States and Canada:
    Equipment operations net sales (92%)..... $ 8,272     $ 7,023     $ 8,877
    Financial Services revenues (91%)........   1,731       1,873       1,737
                                              -------     -------     -------
    Total....................................  10,003       8,896      10,614
                                              -------     -------     -------
  Overseas:
    Equipment operations net sales...........   2,897       2,678       3,049
    Financial Services revenues*.............      79          40
                                              -------     -------     -------
      Total..................................   2,976       2,718       3,049
                                              -------     -------     -------
Other revenues...............................     158         137         159
                                              -------     -------     -------
Total........................................ $13,137     $11,751     $13,822
                                              =======     =======     =======
*Overseas Financial Services were not significant in 1998.
--------------------------------------------------------------------------------
Operating profit
  United States and Canada:
    Equipment operations..................... $   529     $    48     $ 1,177
    Financial Services.......................     265         277         271
                                              -------     -------     -------
      Total..................................     794         325       1,448
                                              -------     -------     -------
  Overseas:
    Equipment operations.....................     164         224         299
    Financial Services*......................       7           3
                                              -------     -------     -------
      Total..................................     171         227         299
                                              -------     -------     -------
Total........................................ $   965     $   552     $ 1,747
                                              =======     =======     =======
*Overseas Financial Services were not significant in 1998.
--------------------------------------------------------------------------------
Property and equipment
United States................................ $ 1,322     $ 1,267     $ 1,253
Mexico.......................................     197         194         176
Germany......................................     121         137         156
Other countries..............................     272         184         115
                                              -------     -------     -------
   Total..................................... $ 1,912     $ 1,782     $ 1,700
                                              =======     =======     =======
--------------------------------------------------------------------------------

25. SUPPLEMENTAL INFORMATION (UNAUDITED)
================================================================================
Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

--------------------------------------------------------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
2000
Net sales and revenues...................... $2,339   $3,790   $3,632   $3,376
Income before income taxes..................     60      353      270       95
Net income..................................     38      204      173       71
Net income per share - basic................    .16      .87      .74      .30
Net income per share - diluted..............    .16      .87      .72      .30
Dividends declared per share................    .22      .22      .22      .22
Dividends paid per share....................    .22      .22      .22      .22
--------------------------------------------------------------------------------

(continued)

================================================================================

--------------------------------------------------------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
1999
Net sales and revenues...................... $2,459   $3,468   $3,036   $2,788
Income (loss) before income taxes...........     76      231      125      (67)
Net income (loss)...........................     50      150       69      (30)
Net income (loss) per share - basic.........    .21      .65      .30     (.13)
Net income (loss) per share - diluted.......    .21      .65      .29     (.13)
Dividends declared per share................    .22      .22      .22      .22
Dividends paid per share....................    .22      .22      .22      .22
--------------------------------------------------------------------------------

     Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

--------------------------------------------------------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
2000 Market price
High........................................ $48.31   $44.63   $49.63   $38.94
Low......................................... $35.38   $30.31   $36.31   $30.69
1999 Market price
High........................................ $40.19   $45.94   $45.25   $43.44
Low......................................... $29.44   $31.56   $35.13   $35.13
--------------------------------------------------------------------------------

     At October 31, 2000, there were 33,241 holders of record of the company's $1 par value common stock and 10 holders of record of the company's 5-1/2% convertible subordinated debentures due 2001.

Dividend

A quarterly cash dividend of $.22 per share was declared at the board of directors' meeting held on December 6, 2000, payable on February 1, 2001.

FINANCIAL INSTRUMENT RISK INFORMATION (UNAUDITED)
Sensitivity Analysis

The following is a sensitivity analysis for the company's derivatives and other financial instruments which have interest rate risk. These instruments are held for other than trading purposes. The gains or losses in the following table represent the changes in the financial instruments' fair values which would be caused by decreasing the interest rates by 10 percent of the current market rates at October 31, 2000 and 1999. The fair values were determined based on the discounted values of their related cash flows. The gains or losses in fair values would have been as follows in millions of dollars:

--------------------------------------------------------------------------------
                                                                 Fair Value
                                                               Gains (Losses)
                                                              ---------------
                                                              2000       1999
--------------------------------------------------------------------------------
Marketable securities........................................ $  2       $ 10
Financing receivables........................................   52         40

Long-term borrowings and related swaps:
  Equipment Operations borrowings............................  (79)       (48)
  Financial Services borrowings..............................  (32)       (39)
    Interest rate and
    foreign currency swaps...................................   14         23
                                                              ----       ----
    Total.................................................... $(43)      $(14)
                                                              ====       ====
--------------------------------------------------------------------------------

Tabular Information

The following foreign exchange forward contracts were held by the company related to certain currency exposures. Substantially all contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars follow:

--------------------------------------------------------------------------------
                                               Average              Fair Value
                                             Contractual  Notional     Gains
                                                Rate*      Amount    (Losses)
--------------------------------------------------------------------------------
October 31, 2000
Buy US$ / Sell Canadian dollar................  1.5011     $  153      $ 2.4
Buy Deutsche Mark / Sell US$..................  2.3367        145        (.9)
Buy US$ / Sell Euro...........................  1.1651        137        4.1
Buy US$ / Sell Swedish Krona..................  9.6095        123        7.4
Buy US$ / Sell British Pound..................   .6873        119        1.5
Buy US$ / Sell Australian dollar..............  1.8043        118        6.8
Buy US$ / Sell Deutsche Mark..................  2.3394         87         .5
Other contracts...............................                142        (.4)
                                                           ------      -----
   Total......................................             $1,024      $21.4
                                                           ======      =====
October 31, 1999
Buy Deutsche Mark / Sell US$..................  1.8513     $  157      $(1.3)
Buy US$ / Sell British Pound..................   .6314        133        1.2
Buy US$ / Sell Brazilian Real.................  1.9633        132         .7
Buy US$ / Sell Deutsche Mark..................  1.8404        120        1.8
Buy US$ / Sell Canadian dollar................  1.4694         76
Buy US$ / Sell Australian dollar..............  1.5475         47        (.4)
Other contracts...............................                113        (.6)
                                                           ------      -----
   Total......................................             $  778      $ 1.4
                                                           ======      =====
*Currency per United States dollar (US$)
--------------------------------------------------------------------------------

     At October 31, 2000 and 1999, the company had $202 million and $131 million of foreign exchange purchased options with a deferred premium of $6 million and $5 million, respectively. The premium is the maximum potential loss on these options, which are related to expected inventory purchases. Additional information on financial instruments including derivatives is presented in Note 22.

Deere & Company
SELECTED FINANCIAL DATA

====================================================================================================================================
(Dollars in millions
except per share amounts)           2000     1999     1998     1997     1996     1995     1994       1993       1992       1991
------------------------------------------------------------------------------------------------------------------------------------
Net sales and revenues..........  $13,137  $11,751  $13,822  $12,791  $11,229  $10,291  $ 8,977    $ 7,696    $ 6,930    $ 7,035

Net sales of equipment..........   11,169    9,701   11,926   11,082    9,640    8,830    7,663      6,479      5,723      5,848

Finance and interest income.....    1,321    1,104    1,007      867      763      660      548        563        616        654

Research and development
  expenses......................      542      458      445      412      370      327      276        270        288        279

Interest expense................      677      557      519      422      402      393      303        369        413        450

Income (loss) before changes in
  accounting....................      486      239    1,021      960      817      706      604        184         37        (20)

Net income (loss)...............      486      239    1,021      960      817      706      604       (921)        37        (20)

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per share before
  changes in accounting.........  $  2.07  $  1.03  $  4.20  $  3.78  $  3.14  $  2.71  $  2.34    $   .80    $   .16    $  (.09)
Net income (loss) per share
  - basic.......................     2.07     1.03     4.20     3.78     3.14     2.71     2.34      (3.97)       .16       (.09)
Net income (loss) per share
  - diluted.....................     2.06     1.02     4.16     3.74     3.11     2.69     2.32      (3.97)       .16       (.09)
Dividends declared per share....      .88      .88      .88      .80      .80      .75      .68 1/3    .66 2/3    .66 2/3    .66 2/3
Dividends paid per share........      .88      .88      .86      .80      .80      .73 1/3  .66 2/3    .66 2/3    .66 2/3    .66 2/3
Average number of common shares
  outstanding (in thousands)....  234,276  232,874  243,315  253,723  260,547  260,494  258,438    231,874    228,822    228,493

------------------------------------------------------------------------------------------------------------------------------------
Total assets....................  $20,469  $17,578  $18,002  $16,320  $14,653  $13,847  $12,781    $11,467    $11,446    $11,649

Trade accounts and notes
  receivable - net..............    3,169    3,251    4,059    3,334    3,153    3,260    2,939      2,794      2,946      2,958

Financing receivables - net.....    8,276    6,743    6,333    6,405    5,912    5,345    4,502      3,755      4,395      4,754

Equipment on operating leases
  - net.........................    1,954    1,655    1,209      775      430      259      219        195        168        185

Inventories.....................    1,553    1,294    1,287    1,073      829      721      698        464        525        538

Property and equipment - net....    1,912    1,782    1,700    1,524    1,352    1,336    1,314      1,240      1,308      1,235

Short-term borrowings:
    Equipment Operations........      928      642    1,512      171      223      396       54        476        856        881
    Financial Services..........    4,831    3,846    3,810    3,604    2,921    2,744    2,583      1,125      2,224      2,590
                                  -------  -------  -------  -------  -------  -------  -------    -------    -------    -------
        Total...................    5,759    4,488    5,322    3,775    3,144    3,140    2,637      1,601      3,080      3,471

Long-term borrowings:
    Equipment Operations........    1,718    1,036      553      540      626      703    1,019      1,070      1,234      1,018
    Financial Services..........    3,046    2,770    2,239    2,083    1,799    1,473    1,035      1,478      1,239      1,188
                                  -------  -------  -------  -------  -------  -------  -------    -------    -------    -------
        Total...................    4,764    3,806    2,792    2,623    2,425    2,176    2,054      2,548      2,473      2,206

Total stockholders' equity......    4,302    4,094    4,080    4,147    3,557    3,085    2,558      2,085      2,650      2,836

------------------------------------------------------------------------------------------------------------------------------------
Book value per share............  $ 18.34  $ 17.51  $ 17.56  $ 16.57  $ 13.83  $ 11.78  $  9.87    $  8.13    $ 11.58    $ 12.40

Number of employees
  (at year end).................   43,670   38,726   37,002   34,420   33,919   33,375   34,252     33,070     34,852     36,774
====================================================================================================================================

[Letterhead]
Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, IL 60601


INDEPENDENT AUDITORS' REPORT
----------------------------

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2000 and 1999 and the related statements of consolidated income, changes in consolidated stockholders' equity and consolidated cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Chicago, Illinois

November 21, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Each person signing below also hereby appoints Robert W. Lane, Nathan J. Jones and Michael A. Harring, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.




                                    DEERE & COMPANY


                                    By: /s/ R. W. LANE
                                       ------------------------------------
                                            R. W. Lane
                                            Chairman and Chief Executive Officer


Date:  16 January 2001


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Signature                         Title                           Date
       ---------                        -------                          ----
/s/ JOHN R. BLOCK                      Director       )            16 January 2001
--------------------------------                      )
    John R. Block                                     )
                                                      )
                                                      )
/s/ C. C. BOWLES                       Director       )
--------------------------------                      )
    C. C. Bowles                                      )
                                                      )
                                                      )
/s/ T. KEVIN DUNNIGAN                  Director       )
--------------------------------                      )
    T. Kevin Dunnigan                                 )
                                                      )
                                                      )
/s/ LEONARD A. HADLEY                  Director       )
--------------------------------                      )
    Leonard A. Hadley                                 )

       Signature                               Title                                               Date
       ---------                               -----                                               ----
 /s/ REGINA E. HERZLINGER                Director                              )
--------------------------------                                               )
     Regina E. Herzlinger                                                      )
                                                                               )
                                                                               )
                                                                               )
                                         Senior Vice President,                )
 /s/ NATHAN J. JONES                     Principal Financial Officer and       )
--------------------------------         Principal Accounting Officer          )
     Nathan J. Jones                                                           )
                                                                               )
                                                                               )
 /s/ ARTHUR L. KELLY                     Director                              )
--------------------------------                                               )
     Arthur L. Kelly                                                           )
                                                                               )
                                                                               )
 /s/ R. W. LANE                          Chairman, Director and                )              16 January 2001
--------------------------------         Chief Executive Officer               )
     R. W. Lane                                                                )
                                                                               )
                                                                               )
 /s/ ANTONIO MADERO B.                   Director                              )
--------------------------------                                               )
     Antonio Madero B.                                                         )
                                                                               )
                                                                               )
 /s/ THOMAS H. PATRICK                   Director                              )
--------------------------------                                               )
     Thomas H. Patrick                                                         )
                                                                               )
                                                                               )
 /s/ JOHN R. STAFFORD                    Director                              )
--------------------------------                                               )
     John R. Stafford                                                          )
                                                                               )
                                                                               )
 /s/ JOHN R. WALTER                      Director                              )
--------------------------------                                               )
     John R. Walter                                                            )
                                                                               )
                                                                               )
 /s/ ARNOLD R. WEBER                     Director                              )
--------------------------------                                               )
     Arnold R. Weber                                                           )

                                                                     SCHEDULE II

                 DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended October 31, 2000, 1999 and 1998
                           (in thousands of dollars)

==============================================================================================
               Column A                   Column B                         Column C
------------------------------------    -----------   ----------------------------------------
                                                                          Additions
                                                      ----------------------------------------
                                         Balance at   Charged to
                                         beginning    costs and    Charged to other accounts
                                                                  ----------------------------
              Description                of period     expenses    Description         Amount
------------------------------------    -----------   ----------  ------------------  --------
YEAR ENDED OCTOBER 31, 2000
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances             $ 34,027    $ 11,177   Bad debt recoveries  $1,940
                                                                 Acquisition             408
  Financial Services
  ------------------
  Financing receivable allowances           93,219      63,813
                                          --------    --------                        ------
  Consolidated receivable allowances      $127,246    $ 74,990                        $2,348
                                          ========    ========                        ======

YEAR ENDED OCTOBER 31, 1999
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances             $ 31,339    $  5,604   Bad debt recoveries  $3,149

  Financial Services
  ------------------
  Financing receivable allowances           89,800      67,947
                                          --------    --------                        ------
  Consolidated receivable allowances      $121,139    $ 73,551                        $3,149
                                          ========    ========                        ======

YEAR ENDED OCTOBER 31, 1998
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances             $ 34,801    $  6,347   Bad debt recoveries  $1,840

  Financial Services
  ------------------
  Financing receivable allowances           93,656      50,500
                                          --------    --------                        ------
  Consolidated receivable allowances      $128,457    $ 56,847                        $1,840
                                          ========    ========                        ======

========================================================================================================
               Column A                                     Column D                           Column E
--------------------------------------     ------------------------------------------------    ---------

                                                                                                Balance
                                                            Deductions                          at end
                                           ------------------------------------------------
              Description                           Description                      Amount    of period
--------------------------------------     -------------------------------------    -------    ---------
YEAR ENDED OCTOBER 31, 2000
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances              Trade receivable write-offs              $13,105   $   34,447

  Financial Services
  ------------------                       Transfers related to retail
  Financing receivable allowances          note sales                                 6,734
                                           Financing receivable write-offs           43,928      106,370
  Consolidated receivable allowances                                                -------   ----------
                                                                                    $63,767   $  140,817
                                                                                    =======   ==========
YEAR ENDED OCTOBER 31, 1999
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances
                                           Trade receivable write-offs              $ 6,065   $   34,027
  Financial Services
  ------------------                       Transfers related to retail note sales    20,901
  Financing receivable allowances
                                           Financing receivable write-offs           43,627       93,219
  Consolidated receivable allowances                                                -------   ----------
                                                                                    $70,593   $  127,246
                                                                                    =======   ==========
YEAR ENDED OCTOBER 3, 1998
 Allowance for doubtful receivables:
  Equipment Operations
  --------------------
  Trade receivable allowances              Trade receivable write-offs              $11,649   $   31,339

  Financial Services                       Transfers related to retail note sales    18,572
  ------------------
  Financing receivable allowances          Financing receivable write-offs           35,784       89,800
                                                                                    -------   ----------
  Consolidated receivable allowances                                                $66,005   $  121,139
                                                                                    =======   ==========
========================================================================================================

                                INDEX TO EXHIBITS

2.      Not applicable

3.1 Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2 Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998*)

3.3 By-laws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 1999*)

4.1 Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank as administrative agent, Bank of America National, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22,2000 (Exhibit
        4.1 and 4.2 to Form 10-Q of registrant for the quarter ended April 30, 2000*)

4.2 Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998*)

4.3 Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 1 to Form 8-A of registrant filed December 10, 1997*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

 9.     Not applicable

10.1 Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998*)

10.2 Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998*)

10.3 Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit to Form 10-K of registrant for the year ended October 31, 1998*)

10.4 Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.8 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1997 Securities and Exchange Commission file number 1-6458*)

10.5 Agreement dated October 15, 1996 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation. (Exhibit 10.7 to John Deere Capital Corporation Form 10-K for the year ended October 31, 1996 Securities and Exchange Commission file number 1-6458*)

10.6 Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1998*) **

10.7    John Deere Performance Bonus Plan as amended December 6, 2000 **

10.8 1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 1998*) **

10.9 1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999*) **

10.10 John Deere Restricted Stock Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*) **

10.11 John Deere Equity Incentive Plan (Exhibit C to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **

10.12 John Deere Omnibus Equity and Incentive Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **

10.13 John Deere Defined Contribution Restoration Plan as amended January 1, 2000**

10.14   John Deere Supplemental Pension Benefit Plan, as amended July 31,
        2000 **

10.15 1993 Nonemployee Director Stock Ownership Plan as amended August 25, 1999 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.16 Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.17 Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)**

12.     Computation of ratio of earnings to fixed charges

13.     Not applicable

16.     Not applicable

18.     Not applicable

21.     Subsidiaries

22.     Not applicable

23.     Consent of Deloitte & Touche LLP

24.     Power of Attorney (included on signature page)

_______________________________
* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

** Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.