Form 10-Q
period 2001-01-31
DEERE & CO
filed 2001-03-05
CIK 315189

================================================================================

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

                For the quarterly period ended January 31, 2001

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

                       Telephone Number: (309) 765-8000

                       --------------------------------

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

    At January 31, 2001, 234,715,616 shares of common stock, $1 par value, of the registrant were outstanding.

===============================================================================

                          Index to Exhibits: Page 18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME


                                                           CONSOLIDATED
                                                       (Deere & Company and
                                                    Consolidated Subsidiaries)
                                                   -----------------------------
Millions of dollars except per                     Three Months Ended January 31
share amounts                                           2001            2000
(Unaudited)                                        -------------   -------------
Net Sales and Revenues
Net sales of equipment...........................     $2,118.3        $1,880.0
Finance and interest income......................        362.4           303.4
Health care premiums and fees....................        134.9           112.5
Investment income................................          3.0             9.1
Other income.....................................         61.8            34.3
                                                   -------------   -------------
 Total...........................................      2,680.4         2,339.3
                                                   -------------   -------------

Costs and Expenses
Cost of goods sold...............................      1,695.7         1,552.5
Research and development expenses................        134.3           102.6
Selling, administrative and general
 expenses........................................        355.7           315.4
Interest expense.................................        199.3           146.8
Health care claims and costs.....................        109.7            90.3
Other operating expenses.........................         93.2            71.9
                                                   -------------   -------------
 Total...........................................      2,587.9         2,279.5
                                                   -------------   -------------

Income (Loss) of Consolidated Group
 Before Income Taxes.............................         92.5            59.8
Provision (credit) for income taxes..............         32.6            20.8
                                                   -------------   -------------
Income (Loss)of Consolidated Group...............         59.9            39.0
                                                   -------------   -------------

Equity in Income (Loss) of Unconsolidated
 Subsidiaries and Affiliates
 Credit..........................................           .5              .1
 Other...........................................         (4.0)           (1.4)
                                                   -------------   -------------
  Total..........................................         (3.5)           (1.3)
                                                   -------------   -------------

Net Income.......................................     $   56.4        $   37.7
                                                   =============   =============
Per Share:
 Net income - basic..............................     $    .24        $    .16
 Net income - diluted............................     $    .24        $    .16


                                                       EQUIPMENT OPERATIONS
                                                       (Deere & Company with
                                                         Financial Services
                                                        on the Equity Basis)
                                                   -----------------------------
Millions of dollars except per                     Three Months Ended January 31
share amounts                                           2001            2000
(Unaudited)                                        -------------   -------------
Net Sales and Revenues
Net sales of equipment...........................     $ 2,118.3       $ 1,880.0
Finance and interest income......................          26.6            25.0
Health care premiums and fees....................
Investment income................................                           6.6
Other income.....................................          42.2            22.5
                                                   -------------   -------------
 Total...........................................       2,187.1         1,934.1
                                                   -------------   -------------

Costs and Expenses
Cost of goods sold...............................       1,699.6         1,556.8
Research and development expenses................         134.3           102.6
Selling, administrative and general
 expenses........................................         266.9           239.4
Interest expense.................................          61.8            36.8
Health care claims and costs
Other operating expenses.........................          17.9             7.6
                                                   -------------   -------------
 Total...........................................       2,180.5         1,943.2
                                                   -------------   -------------

Income (Loss) of Consolidated Group
 Before Income Taxes.............................           6.6            (9.1)
Provision (credit) for income taxes..............           2.5            (4.0)
                                                   -------------   -------------
Income (Loss) of Consolidated Group..............           4.1            (5.1)
                                                   -------------   -------------

Equity in Income (Loss) of Unconsolidated
 Subsidiaries and Affiliates
 Credit..........................................          52.5            41.0
 Other...........................................           (.2)            1.8
                                                   -------------   -------------
  Total..........................................          52.3            42.8
                                                   -------------   -------------

Net Income.......................................     $    56.4       $    37.7
                                                   =============   =============


                                                         FINANCIAL SERVICES
                                                   -----------------------------
Millions of dollars except per                     Three Months Ended January 31
share amounts                                           2001            2000
(Unaudited)                                        -------------   -------------
Net Sales and Revenues
Net sales of equipment...........................
Finance and interest income......................     $   343.3       $   282.9
Health care premiums and fees....................         139.4           117.6
Investment income................................           3.0             2.5
Other income.....................................          27.8            19.2
                                                   -------------   -------------
 Total...........................................         513.5           422.2
                                                   -------------   -------------

Costs and Expenses
Cost of goods sold...............................
Research and development expenses................
Selling, administrative and general
 expenses........................................          89.5            76.9
Interest expense.................................         145.0           114.5
Health care claims and costs.....................         109.7            90.3
Other operating expenses.........................          83.4            71.6
                                                   -------------   -------------
 Total...........................................         427.6           353.3
                                                   -------------   -------------

Income (Loss) of Consolidated Group
 Before Income Taxes.............................          85.9            68.9
Provision (credit) for income taxes..............          30.1            24.7
                                                   -------------   -------------
Income (Loss) of Consolidated Group..............          55.8            44.2
                                                   -------------   -------------

Equity in Income (Loss) of Unconsolidated
 Subsidiaries and Affiliates
 Credit..........................................            .5              .1
 Other...........................................                            .1
                                                   -------------   -------------
  Total..........................................            .5              .2
                                                   -------------   -------------
Net Income.......................................     $    56.3       $    44.4
                                                   =============   =============

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

DEERE & COMPANY                                                             CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET                                     (Deere & Company and
                                                                       Consolidated Subsidiaries)
---------------------------------------------------------------------------------------------------------
                                                                January 31     October 31      January 31
Millions of dollars (Unaudited)                                    2001           2000            2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and short-term  investments..............................  $   311.6      $   291.7       $   297.5
Cash deposited with unconsolidated subsidiaries...............
                                                                ---------      ---------       ---------
  Cash and cash equivalents...................................      311.6          291.7           297.5
Marketable securities.........................................      139.1          127.4           115.5
Receivables from unconsolidated subsidiaries and affiliates...      245.7          230.9            20.4
Trade accounts and notes receivable - net.....................    3,440.8        3,169.2         3,180.1
Financing receivables - net...................................    7,426.0        8,275.7         6,998.4
Other receivables.............................................      325.8          395.3           258.1
Equipment on operating leases - net...........................    1,924.7        1,954.4         1,752.7
Inventories...................................................    2,185.8        1,552.9         1,781.0
Property and equipment - net..................................    1,912.2        1,912.4         1,751.3
Investments in unconsolidated subsidiaries and affiliates.....      192.5          190.7           166.0
Intangible assets - net.......................................      819.6          652.2           294.1
Prepaid pension costs.........................................      644.3          635.3           621.4
Other assets..................................................      317.2          256.8           199.3
Deferred income taxes.........................................      741.0          740.4           625.8
Deferred charges..............................................      117.0           84.1            82.8
                                                                ---------      ---------       ---------
  Total.......................................................  $20,743.3      $20,469.4       $18,144.4
                                                                =========      =========       =========

---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
 Equity
Short-term borrowings.........................................  $ 5,560.9      $ 5,758.5       $ 5,493.0
Payables to unconsolidated subsidiaries and affiliates........       36.8           32.7            31.5
Accounts payable and accrued expenses.........................    2,755.6        2,976.4         2,327.7
Health care claims and reserves...............................       73.0           63.4            60.7
Accrued taxes.................................................       48.4           57.5           120.0
Deferred income taxes.........................................       13.2           74.6            61.8
Long-term borrowings..........................................    5,465.1        4,764.3         3,457.2
Retirement benefit accruals and other liabilities.............    2,468.4        2,440.1         2,497.7
                                                                ---------      ---------       ---------
  Total liabilities...........................................   16,421.4       16,167.5        14,049.6
                                                                ---------      ---------       ---------

---------------------------------------------------------------------------------------------------------
Common stock, $1 par value  (issued shares at
 January 31, 2001 -  266,051,855).............................    1,865.0        1,864.4         1,855.4
Common stock in treasury......................................   (1,430.4)      (1,439.0)       (1,460.4)
Unamortized restricted stock compensation.....................      (11.5)         (10.9)          (21.5)
Retained earnings.............................................    4,122.3        4,117.2         3,841.5
                                                                ---------      ---------       ---------
 Total........................................................    4,545.4        4,531.7         4,215.0
Accumulated other comprehensive income (loss).................     (223.5)        (229.8)         (120.2)
                                                                ---------      ---------       ---------
Stockholders' equity..........................................    4,321.9        4,301.9         4,094.8
                                                                ---------      ---------       ---------
   Total......................................................  $20,743.3      $20,469.4       $18,144.4
                                                                =========      =========       =========


                                                                          EQUIPMENT OPERATIONS
                                                                    (Deere & Company with Financial
                                                                     Services on the Equity Basis)
---------------------------------------------------------------------------------------------------------
                                                                January 31     October 31      January 31
Millions of dollars (Unaudited)                                    2001           2000            2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments...............................  $   117.8      $    91.4       $   116.1
Cash deposited with unconsolidated subsidiaries...............                     548.3
                                                                ---------      ---------       ---------
  Cash and cash equivalents...................................      117.8          639.7           116.1
Marketable securities.........................................
Receivables from unconsolidated subsidiaries and affiliates...      369.1          408.4           280.6
Trade accounts and notes receivable - net.....................    3,440.8        3,169.2         3,180.1
Financing receivables - net...................................       85.3          125.0            89.2
Other receivables.............................................      162.0          266.4           122.8
Equipment on operating leases - net...........................        4.3            5.9             1.8
Inventories...................................................    2,185.8        1,552.9         1,781.0
Property and equipment - net..................................    1,868.6        1,864.6         1,706.2
Investments in unconsolidated subsidiaries and affiliates.....    1,606.9        1,561.8         1,431.6
Intangible assets - net.......................................      818.6          651.2           293.8
Prepaid pension costs.........................................      644.3          635.3           621.4
Other assets..................................................      145.5          117.5           104.0
Deferred income taxes.........................................      793.2          736.4           620.1
Deferred charges..............................................      107.5           78.4            76.3
                                                                ---------      ---------       ---------
  Total.......................................................  $12,349.7      $11,812.7       $10,425.0
                                                                =========      =========       =========

---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
 Equity
Short-term borrowings.........................................  $ 1,700.0      $   927.5       $   933.9
Payables to unconsolidated subsidiaries and affiliates........      246.4           41.4            60.5
Accounts payable and accrued expenses.........................    1,937.7        2,360.8         1,706.8
Health care claims and reserves...............................
Accrued taxes.................................................       32.8           45.5           105.7
Deferred income taxes.........................................                       2.5             7.4
Long-term borrowings..........................................    1,667.8        1,717.7         1,040.9
Retirement benefit accruals and other liabilities.............    2,443.1        2,415.4         2,475.0
                                                                ---------      ---------       ---------
  Total liabilities...........................................    8,027.8        7,510.8         6,330.2
                                                                ---------      ---------       ---------

---------------------------------------------------------------------------------------------------------
Common stock, $1 par value (issued shares at
 January 31, 2001 -  266,051,855).............................    1,865.0        1,864.4         1,855.4
Common stock in treasury......................................   (1,430.4)      (1,439.0)       (1,460.4)
Unamortized restricted stock compensation.....................      (11.5)         (10.9)          (21.5)
Retained earnings.............................................    4,122.3        4,117.2         3,841.5
                                                                ---------      ---------       ---------
 Total........................................................    4,545.4        4,531.7         4,215.0
Accumulated other comprehensive income (loss).................     (223.5)        (229.8)         (120.2)
                                                                ---------      ---------       ---------
Stockholders' equity..........................................    4,321.9        4,301.9         4,094.8
                                                                ---------      ---------       ---------
   Total......................................................  $12,349.7      $11,812.7       $10,425.0
                                                                =========      =========       =========


                                                                         FINANCIAL SERVICES
---------------------------------------------------------------------------------------------------------
                                                                January 31     October 31      January 31
Millions of dollars (Unaudited)                                    2001           2000            2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments...............................  $   193.8      $   200.3       $   181.4
Cash deposited with unconsolidated subsidiaries...............
                                                                ---------      ---------       ---------
  Cash and cash equivalents...................................      193.8          200.3           181.4
Marketable securities.........................................      139.1          127.4           115.5
Receivables from unconsolidated subsidiaries and affiliates...      351.3          140.0            29.1
Trade accounts and notes receivables - net....................
Financing receivables - net...................................    7,340.8        8,150.7         6,909.3
Other receivables.............................................      163.8          128.9           135.3
Equipment on operating leases - net...........................    1,920.4        1,948.5         1,750.9
Inventories...................................................
Property and equipment - net..................................       43.6           47.7            45.1
Investments in unconsolidated subsidiaries and affiliates.....        4.3           10.1            11.1
Intangible assets - net.......................................        1.0            1.1              .3
Prepaid pension costs.........................................
Other assets..................................................      171.7          139.3            95.2
Deferred income taxes.........................................        3.0            3.9             5.6
Deferred charges..............................................        9.5            5.7             6.6
                                                                ---------      ---------       ---------
  Total.......................................................  $10,342.3      $10,903.6       $ 9,285.4
                                                                =========      =========       =========

---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders'
 Equity
Short-term borrowings.........................................  $ 3,860.8      $ 4,831.1       $ 4,559.1
Payables to unconsolidated subsidiaries and affiliates........      265.4          856.9           260.2
Accounts payable and accrued expenses.........................      817.8          615.6           620.9
Health care claims and reserves...............................       73.0           63.4            60.7
Accrued taxes.................................................       15.6           11.9            14.3
Deferred income taxes.........................................       68.4           72.1            54.4
Long-term borrowings..........................................    3,797.3        3,046.7         2,416.3
Retirement benefit accruals and other liabilities.............       25.3           24.8            22.7
                                                                ---------      ---------       ---------
  Total liabilities...........................................    8,923.6        9,522.5         8,008.6
                                                                ---------      ---------       ---------

---------------------------------------------------------------------------------------------------------
Common stock, $1 par value  (issued shares at
 January 31, 2001 - 266,051,855)..............................      268.6          258.6           241.4
Common stock in treasury......................................
Unamortized restricted stock compensation.....................
Retained earnings.............................................    1,198.2        1,152.1         1,045.1
                                                                ---------      ---------       ---------
 Total........................................................    1,466.8        1,410.7         1,286.5
Accumulated other comprehensive income (loss).................      (48.1)         (29.6)           (9.7)
                                                                ---------      ---------       ---------
Stockholders' equity..........................................    1,418.7        1,381.1         1,276.8
                                                                ---------      ---------       ---------
   Total......................................................  $10,342.3      $10,903.6       $ 9,285.4
                                                                =========      =========       =========

--------------------------------------------------------------------------------
See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.


DEERE & COMPANY                                                                          CONSOLIDATED
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS                                       (Deere & Company and
                                                                                  Consolidated Subsidiaries)
--------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended January 31
Millions of dollars (Unaudited)                                                    2001               2000
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income.....................................................................  $    56.4         $    37.7
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities..................................   (1,047.8)           (454.3)
                                                                                 ---------         ---------
    Net cash provided by (used for) operating activities.......................     (991.4)           (416.6)
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of financing receivables...........................................    1,703.5           1,750.9
Proceeds from sales of financing receivables...................................    1,110.1              71.3
Proceeds from maturities and sales of marketable securities....................        4.5             215.5
Proceeds from sales of equipment on operating leases...........................       78.0              61.7
Cost of financing receivables acquired.........................................   (1,994.1)         (1,909.3)
Purchases of marketable securities.............................................      (13.4)            (19.4)
Purchases of property and equipment............................................      (63.7)            (37.3)
Cost of operating leases acquired..............................................     (124.4)           (209.5)
Acquisitions of businesses, net of cash acquired...............................     (221.3)            (14.9)
Increase in receivables with unconsolidated affiliates.........................       (1.9)            (54.6)
Other..........................................................................      149.3              69.1
                                                                                 ---------         ---------
    Net cash provided by (used for) investing activities.......................      626.6             (76.5)
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings...................................     (514.3)            733.2
Change in intercompany receivables/payables....................................
Proceeds from long-term borrowings.............................................    1,517.0             162.7
Principal payments on long-term borrowings.....................................     (570.0)           (353.5)
Proceeds from issuance of common stock.........................................        4.9               4.5
Repurchases of common stock....................................................       (1.2)
Dividends paid.................................................................      (51.6)            (51.4)
Other..........................................................................        (.7)
                                                                                 ---------         ---------
    Net cash provided by (used for) financing activities.......................      384.1             495.5
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash........................................         .6               (.4)
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)in Cash and Cash Equivalents............................       19.9               2.0
Cash and Cash Equivalents at Beginning of Period...............................      291.7             295.5
                                                                                 ---------         ---------
Cash and Cash Equivalents at End of Period.....................................  $   311.6         $   297.5
                                                                                 =========         =========
--------------------------------------------------------------------------------------------------------------


DEERE & COMPANY                                                                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS                                (Deere & Company with Financial
                                                                               Services on the Equity Basis)
--------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended January 31
Millions of dollars (Unaudited)                                                     2001             2000
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net income.....................................................................  $    56.4         $  37.7
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities..................................   (1,216.6)         (601.8)
                                                                                 ---------         -------
    Net cash provided by (used for) operating activities.......................   (1,160.2)         (564.1)
                                                                                 ---------         -------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of financing receivables...........................................       40.8            30.0
Proceeds from sales of financing receivables...................................
Proceeds from maturities and sales of marketable securities....................                      202.8
Proceeds from sales of equipment on operating leases...........................        1.2              .1
Cost of financing receivables acquired.........................................        (.4)            (.3)
Purchases of marketable securities.............................................
Purchases of property and equipment............................................      (60.4)          (34.7)
Cost of operating leases acquired..............................................        (.6)            (.3)
Acquisitions of businesses, net of cash acquired...............................     (221.3)          (13.8)
Increase in receivables with unconsolidated affiliates.........................
Other..........................................................................       15.4             1.8
                                                                                 ---------         -------
    Net cash provided by (used for) investing activities.......................     (225.3)          185.6
                                                                                 ---------         -------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings...................................      661.2           276.6
Change in intercompany receivables/payables....................................      249.4            36.4
Proceeds from long-term borrowings.............................................        1.5
Principal payments on long-term borrowings.....................................       (1.0)
Proceeds from issuance of common stock.........................................        4.9             4.5
Repurchases of common stock....................................................       (1.2)
Dividends paid.................................................................      (51.6)          (51.4)
Other..........................................................................        (.7)
                                                                                 ---------         -------
    Net cash provided by (used for) financing activities.......................      862.5           266.1
                                                                                 ---------         -------
--------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash........................................        1.1             (.6)
                                                                                 ---------         -------
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents...........................     (521.9)         (113.0)
Cash and Cash Equivalents at Beginning of Period...............................      639.7           229.1
                                                                                 ---------         -------
Cash and Cash Equivalents at End of Period.....................................  $   117.8         $ 116.1
                                                                                 =========         =======
--------------------------------------------------------------------------------------------------------------


DEERE & COMPANY                                                                       FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended January 31
Millions of dollars (Unaudited)                                                     2001             2000
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income.....................................................................  $    56.3         $    44.4
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities..................................      122.6             108.1
                                                                                 ---------         ---------
    Net cash provided by (used for) operating activities.......................      178.9             152.5
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of financing receivables...........................................    1,662.7           1,720.9
Proceeds from sales of financing receivables...................................    1,110.1              71.3
Proceeds from maturities and sales of marketable securities....................        4.5              12.7
Proceeds from sales of equipment on operating leases...........................       76.8              61.6
Cost of financing receivables acquired.........................................   (1,993.8)         (1,908.9)
Purchases of marketable securities.............................................      (13.4)            (19.4)
Purchases of property and equipment............................................       (3.3)             (2.6)
Cost of operating leases acquired..............................................     (123.8)           (209.2)
Acquisitions of businesses, net of cash acquired...............................                         (1.1)
Increase in receivables with unconsolidated affiliates.........................       (1.9)            (54.6)
Other..........................................................................      123.9              67.2
                                                                                 ---------         ---------
    Net cash provided by (used for) investing activities.......................      841.8            (262.1)
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings...................................   (1,175.4)            456.6
Change in intercompany receivables/payables....................................     (797.7)           (153.8)
Proceeds from long-term borrowings.............................................    1,515.5             162.7
Principal payments on long-term borrowings.....................................     (569.0)           (353.5)
Proceeds from issuance of common stock.........................................
Repurchases of common stock....................................................
Dividends paid.................................................................      (10.1)             (5.0)
Other..........................................................................       10.0
                                                                                 ---------         ---------
    Net cash provided by (used for) financing activities.......................   (1,026.7)            107.0
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash........................................        (.5)               .2
                                                                                 ---------         ---------
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents...........................       (6.5)             (2.4)
Cash and Cash Equivalents at Beginning of Period...............................      200.3             183.8
                                                                                 ---------         ---------
Cash and Cash Equivalents at End of Period.....................................  $   193.8         $   181.4
                                                                                 =========         =========

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

                     Notes to Interim Financial Statements

(1) The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

      Equipment Operations - These data include the Company's agricultural equipment, commercial and consumer equipment, construction equipment and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

      Financial Services - These data include the Company's credit and health care operations.

      Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                                    Three Months Ended
                                                        January 31,
                                                    -------------------
                                                      2001       2000
                                                    --------   --------
     Balance, beginning of period                   $4,117.2   $3,855.3
     Net income                                         56.4       37.7
     Dividends declared                                (51.3)     (51.5)
                                                    --------   --------
     Balance, end of period                         $4,122.3   $3,841.5
                                                    ========   ========

(4) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out"
(LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                       January 31  October 31  January 31
                                          2001        2000        2000
                                       ----------  ----------  ----------

     Raw Materials and supplies          $  520      $  460      $  375
     Work-in-process                        450         404         459
     Finished machines and parts          2,176       1,667       2,004
                                         ------      ------      ------
     Total FIFO value                     3,146       2,531       2,838
     Adjustment to LIFO basis               960         978       1,057
                                         ------      ------      ------
     Inventories                         $2,186      $1,553      $1,781
                                         ======      ======      ======

(5) At January 31, 2001, the net unpaid balance of all retail notes previously sold by the Financial Services operations was $2,723 million and the Company's maximum exposure under all related recourse provisions was $191 million. At January 31, 2001, the Company had commitments of approximately $169 million for construction and acquisition of property and equipment.

(6) John Deere B.V., located in the Netherlands, is an indirect wholly owned finance subsidiary of the Company. The securities of John Deere B.V. which are registered with the United States Securities and Exchange Commission are fully and unconditionally guaranteed by the Company.

(7)  Dividends declared and paid on a per share basis were as follows:

                                                    Three Months Ended
                                                        January 31
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
     Dividends declared                             $.22          $.22
     Dividends paid                                 $.22          $.22

(8) Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

                                             Three Months Ended
                                                 January 31
                                             ------------------
                                                                   %
                                              2001       2000    Change
                                             -------    -------  ------
     Net sales and revenues
       Agricultural equipment*               $ 1,228    $ 1,035    + 19
       Commercial and consumer equipment         429        493    - 13
       Construction equipment                    448        338    + 33
       Other                                      13         14    -  7
                                             -------    -------
         Total net sales                       2,118      1,880    + 13
       Credit revenues                           367        301    + 22
       Other revenues                            195        158    + 23
                                             -------    -------
         Total net sales and revenues**      $ 2,680    $ 2,339    + 15
                                             =======    =======
     Operating profit (loss)***:
       Agricultural equipment                $    89    $    14    +536
       Commercial and consumer equipment           1          9    - 89
       Construction equipment                     (3)        11
       Credit                                     80         64    + 25
       Other                                     (11)        (9)   + 22
                                             -------    -------
         Total operating profit**                156         89    + 75
      Interest, corporate expenses-net and
       income taxes                             (100)       (51)   + 96
                                             -------    -------
        Net income                           $    56    $    38    + 47
                                             =======    =======

     Identifiable assets:
       Agricultural equipment                  4,590    $ 4,188    + 10
       Commercial and consumer equipment       2,681      2,294    + 17
       Construction equipment                  1,632        832    + 96
       Credit                                 10,103      9,076    + 11
       Other                                     353        320    + 10
       Corporate                               1,384      1,434    -  3
                                             -------    -------
         Total assets                        $20,743    $18,144    + 14
                                             =======    =======

     *   Additional intersegment sales
         of agricultural equipment           $    18    $    21    - 14

     **  Includes overseas equipment
         operations as follows:
           Net sales                         $   580    $   551    +  5
           Operating profit                       52         33    + 58

     *** Operating profit (loss) is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit (loss) of the credit segment includes the effect of interest expense.

(9) A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:



                                        Three Months Ended January 31,
                                        ------------------------------
                                          2001                   2000
                                        ------                  ------
Net income............................. $ 56.4                  $ 37.7
Average shares outstanding.............  234.6                   233.9
Basic net income per share............. $  .24                  $  .16
                                        ======                  ======
Average shares outstanding.............  234.6                   233.9
Effect of dilutive stock options.......    2.0                     2.4
                                        ------                  ------
  Total potential shares outstanding...  236.6                   236.3
                                        ======                  ======
Diluted net income per share........... $  .24                  $  .16
                                        ======                  ======


Stock options to purchase 4.1 million shares during the first quarter of 2001 and 2.9 million shares during the first quarter of 2000 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

(11) In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 138. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $4 million recorded in "Unrealized Loss on Derivatives" (other comprehensive income) and a loss of $.7 million recorded in income. The amount of the transition adjustment loss which was recorded in other comprehensive income at November 1, 2000 that will be reclassified to earnings in fiscal year 2001 is approximately $1 million. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

(12) In 2000, the Emerging Issues Task Force issued EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. The Task Force also decided that the costs for shipping and handling should either be classified as cost of sales or disclosure should be made of significant amounts included in other categories. The Company currently offsets the amounts billed to customers for shipping and handling with the related costs in cost of sales. The Company will adopt the revised accounting in the fourth quarter of 2001. The change is expected to increase sales and cost of sales by approximately 2 percent, with no effect on the Company's financial position or net income.

(13) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:


                                        Three Months Ended January 31
                                        -----------------------------
                                           2001                2000
                                          ------              -------
Net income..............................  $ 56.4              $  37.7

Other comprehensive income (loss),
  net of tax:
Change in cumulative translation
  adjustment............................    33.2                  5.4
Unrealized gain (loss) on
  marketable securities.................     1.8                 (4.9)
Unrealized loss on derivatives..........   (28.7)
                                          ------                -----
Comprehensive income....................  $ 62.7                $38.2
                                          ======                =====

(14) In December 2000, the Company granted options to employees for the purchase of 4.3 million shares of common stock at an exercise price of $42.07 per share. At January 31, 2001, options for 20.9 million shares were outstanding at option prices in a range of $13.63 to $82.19 per share and a weighted-average exercise price of $40.34 per share. A total of 10.7 million shares remained available for the granting of future options and restricted stock.

(15) In the first quarter of 2001, the Company acquired McGinnis Farms, Inc., a leading provider of products and services to landscape and irrigation professionals, for approximately $180 million. The acquisition has been accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $140 million being amortized over 20 years. McGinnis Farms is headquartered in Alpharetta, Georgia. During the first quarter, the Company also acquired The Vapormatic Company Limited, an agricultural equipment replacement parts distributor headquartered in Exeter, England, for $18 million and Great Dane Power Equipment, Inc., a manufacturer of mowing equipment headquartered in Jeffersonville, Indiana, for $14 million. The pro forma results of operations as if these acquisitions had occurred at the beginning of the fiscal year, would not differ significantly from reported results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Deere & Company's net income for the first quarter rose 50 percent to $56.4 million, or $.24 per share, compared with $37.7 million, or $.16 per share, last year. The improved financial performance is a reflection of favorable customer response to the Company's many new and innovative products, and is especially gratifying in light of the economic weakness affecting the Company's major markets. During the quarter, the Company completed the acquisitions of McGinnis Farms and Great Dane Power Equipment. In combination with the Company's traditional strengths in equipment, customer service and financing, these acquisitions will help the Company provide total solutions to the rapidly growing commercial grounds care and irrigation industries.

Worldwide net sales and revenues for the quarter increased 15 percent to $2,680 million, compared with $2,339 million for the same period last year. Net equipment sales were $2,118 million for the quarter, compared with $1,880 million a year ago. Overseas net sales for the quarter were $580 million, compared with $551 million the previous year. Excluding the impact of the stronger U.S. dollar, overseas net sales would have shown a 15 percent increase. Overall, the Company's physical volume of sales rose 17 percent for the quarter.

Operating profit of the Company's equipment segments, which excludes interest, taxes and other corporate expenses, increased substantially, to $70 million, compared to $20 million for the same period last year. The operating profit increase was mainly due to improved manufacturing efficiencies primarily related to higher sales and production volumes. Results also benefited from the impact of cost-reduction initiatives as well as from lower pension and postretirement benefits costs. Partially offsetting these factors were higher costs for sales incentives, and for the development of new products and other growth initiatives. Net income of the equipment operations, which includes interest, taxes and other corporate expenses, increased to $4.1 million for the quarter, compared to a $5.1 million net loss last year. The improvement came in spite of higher interest expense primarily due to an increase in average borrowings related to acquisitions, and higher average borrowing rates.

 . Sales of the worldwide agricultural equipment segment increased by 19 percent for the quarter, or by 23 percent excluding the impact of a stronger U.S. dollar. Operating profit increased substantially, to $89 million in the current quarter, compared with $14 million for the same period a year ago. The improvement in profitability was mainly due to manufacturing efficiencies resulting from higher production volumes, partly offset by higher costs for sales incentives, new product development and growth initiatives. Higher sales in Latin America led to significantly improved results in the Company's overseas operations.

 . First-quarter operating profit of the commercial and consumer equipment segment was $1 million, compared with $9 million last year. Sales for the quarter declined 13 percent due in part to the planned implementation of a new order-fulfillment process to reduce field inventories as well as the effects of the weaker economy. Higher sales incentive costs also had an adverse impact on the segment's results.

 . The Company's construction equipment segment had an operating loss of $3 million for the quarter, compared with operating profit of $11 million last year. Sales were up 32 percent due to the inclusion of sales from Timberjack, which was acquired in the second quarter of last year. Despite the economic slowdown, the Company's construction equipment sales were about flat, excluding Timberjack. Segment results were negatively affected by higher sales incentive costs and by higher expenses related to the development of new products and growth initiatives.

 . Net income of the Company's credit operations was $53 million in the first quarter of 2001, compared with $41 million in last year's first quarter. The improvement was primarily due to growth of the receivable portfolio and higher income from increased retail note sales, partially offset by higher selling and administrative expenses. Total revenues of the credit operations increased 23 percent from $302 million in the first quarter of 2000 to $371 million in the current quarter. The average balance of receivables and leases financed was 17 percent higher in the first quarter, compared with the same period last year. Interest expense increased 27 percent in the current quarter, compared with last year, as a result of higher average borrowing rates and an increase in average borrowings. The credit operations' consolidated ratio of earnings to fixed charges was 1.54 to 1 for the first quarter this year, compared with
  1.55 to 1 in 2000.

 . The Company's other businesses had operating losses of $11 million for the first quarter, compared with an operating loss of $9 million last year. Results for both years were negatively affected by goodwill amortization and by costs related to the development of new products of the special technologies group. Partially offsetting these factors was higher operating profit of the health care operations.

Additional information on business segments is presented in Note 8 to the interim financial statements.

Other income increased to $62 million this year, compared to $34 million last year, primarily due to gains on the sales of certain property and equipment and increased sales of retail notes. Other operating expenses increased to $93 million this year, compared to $72 million last year, primarily as a result of an increase in the depreciation of equipment on operating leases due to the growth in the credit operations' portfolio and increased costs of the special technologies group.

Market Conditions and Outlook
-----------------------------

 . Agricultural Equipment. Although the agricultural outlook weakened slightly during the quarter, the Company experienced increased retail sales activity due to enthusiastic customer response to the John Deere product line. Industrywide, the Company now expects retail sales of farm machinery in North America in 2001 to be the same as or slightly higher than last year. In recent weeks, corn and oilseed prices have dropped back to near last year's levels as a result of weaker prospects for U.S. farm exports, due largely to the delay in China's entry to the World Trade Organization. An improved outlook for soybean crops in Latin America has also dampened the commodity price situation. In the livestock sector, conditions are expected to remain relatively strong as a result of increased production and higher beef prices. On balance, U.S. farmers remain in sound financial condition due to stable land prices and a high level of government payments. In other areas, European industry retail sales are expected to be down 5 percent from last year, while industry retail sales in the Latin America, Australia and Asia regions are forecasted to be flat overall for 2001.

Despite the ongoing challenges being faced by global agricultural markets, retail sales of John Deere farm equipment are expected to increase this year due to the continued success of recently introduced products and last year's reduction of used goods inventories held by U.S. and Canadian dealers.

 . Commercial & Consumer Equipment. Industry retail sales of commercial and consumer equipment, which includes lawn care equipment and worksite and utility vehicles, are now expected to decline by 5 to 10 percent this year as a result of the U.S. economic slowdown. However, the Company's sales and financial results for this sector are expected to improve on the strength of profitability-enhancement initiatives and new products.

 . Construction Equipment. In response to the slower economic conditions, industry retail sales of construction equipment in 2001 are now expected to be 10 to 15 percent below last year's levels. Housing starts, though remaining at favorable levels by historical standards, are expected to decline this year due to the softer economic environment. At the same time, lumber production is expected to decline, and pulp production, which had been expanding, should begin to feel the effects of the weaker economy. Despite the negative industry outlook, John Deere construction equipment sales are expected to increase in 2001 due to the full-year inclusion of Timberjack sales and the success of new construction equipment products and services.

 . Credit Operations. The Company's credit operations are expected to continue benefiting from growth in the receivable portfolio, in both North America and international markets.

Based on these conditions, the Company's worldwide physical volume of sales is currently forecast to increase by 10 percent for the second quarter and 9 percent for the full year 2001 in comparison with prior year levels. Without the effect of Timberjack and other recent acquisitions, the physical volume gains are expected to be 5 percent for the second quarter and 6 percent for the full year.

Despite market conditions that are proving to be both challenging and highly competitive, the Company remains on track for achieving improved results this year. At the same time, the Company is moving forward with the introduction of innovative new products and services, while pursuing cost reduction and quality improvements throughout the enterprise.

In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft, Business Combinations and Intangible Assets - Accounting for Goodwill, proposing that the amortization of all goodwill be discontinued and written down only for impairments. If the Statement is issued in June 2001 as scheduled, the Company will discontinue amortizing goodwill as of the beginning of its fourth quarter. In 2000, the Company had goodwill amortization of $44 million pretax and $40 million after-tax. In the first quarter of 2001, the Company had goodwill amortization of $13 million pretax and $12 million after-tax.

Safe Harbor Statement
---------------------

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under "Market Conditions and Outlook" and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company's businesses.

The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include the prices realized by farmers for their crops and livestock, which are in turn strongly impacted by weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. The spread of Bovine Spongiform Encephalopathy (or "mad cow" disease) outside of Europe, and the spread of "hoof and mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports. In addition, higher fuel and fertilizer costs could have a negative impact on farm income.

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

All of the Company's businesses are affected by general economic conditions in the global markets in which the Company operates, interest and currency exchange rates, as well as monetary and fiscal policies (including actions by the Federal Reserve Board); actions of competitors in the various industries in which the Company competes, particularly price cutting; dealer practices, especially as to levels of new and used field inventories; and legislation affecting the sectors in which the Company operates. Other risks and uncertainties that, from time to time, could affect the Company's results include production difficulties, such as capacity and supply constraints; energy prices and supplies; labor relations; technological difficulties; and changes to accounting standards.

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

In the first three months of 2001, negative cash flows from operating activities of $1,160 million resulted primarily from increases in inventories and trade receivables, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows was a positive cash flow from net income. The resulting net cash requirement for operating activities, along with acquisitions of businesses, purchases of property and equipment and payment of dividends, were provided primarily from an increase in borrowings.

Negative cash flows from operating activities in the first three months of 2000 of $564 million resulted primarily from an increase in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables and from net income. The resulting net cash requirement for operating activities, along with payment of dividends and purchases of property and equipment, were provided primarily from an increase in borrowings and sales of marketable securities.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $272 million during the first three months of 2001 primarily due to a seasonal increase. Compared to a year ago when dealers were reducing their inventories, trade receivables increased $261 million primarily due to the higher level of agricultural equipment sales and acquisitions of businesses. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 30 percent at January 31, 2001, compared to 28 percent at October 31, 2000 and 33 percent at January 31, 2000. Agricultural equipment trade receivables increased $80 million, commercial and consumer equipment receivables increased $96 million, construction equipment receivables increased $84 million and other equipment receivables increased $1 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 7 percent, 8 percent and 11 percent at January 31, 2001, October 31, 2000 and January 31, 2000, respectively.

Inventories at January 31, 2001 increased by $633 million during the first three months and $405 million during the past 12 months, primarily reflecting a seasonal increase in the first quarter, higher sales volumes of the agricultural equipment segment, the introduction of new products, acquisitions of businesses and the previously-mentioned implementation of a new order fulfillment process for commercial and consumer products aimed at reducing dealer inventories. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 11 percent from a year ago, compared to an increase in net sales of 13 percent.

Total interest-bearing debt of the Equipment Operations was $3,368 million at January 31, 2001, compared with $2,645 million at the end of fiscal year 2000, and $1,975 million at January 31, 2000. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 44 percent, 38 percent and 33 percent at January 31, 2001, October 31, 2000 and January 31, 2000, respectively.

Financial Services
------------------

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first quarter of 2001, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $179 million in the current quarter. Cash provided by investing activities totaled $842 million in the first three months of 2001, primarily due to the collections of financing receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of financing receivables and leases acquired. Cash used by financing activities totaled $1,027 million in the current quarter, resulting primarily from a decrease in total borrowings.

In the first quarter of 2000, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $153 million in the first quarter of 2000. Cash provided by financing activities totaled $107 million in the first three months of 2000, primarily resulting from $112 million of proceeds from total borrowings, which was partially offset by payment of a $5 million dividend to the Equipment Operations. Cash used for investing activities totaled $262 million in the first quarter of 2000, primarily due to the cost of financing receivables and leases acquired exceeding collections of financing receivables, sales of retail notes and sales of equipment on operating leases.

Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, operating loans, and financing and operating leases. During the past 12 months, receivables and leases increased $601 million due to the cost of financing receivables and leases acquired exceeding collections and sales of retail notes. These receivables and leases decreased by $838 million in the first three months of 2001 due to the sale of retail notes. Total acquisitions of financing receivables and leases were approximately equal in the first three months of 2001, compared with the same period last year. Acquisition volumes of operating loans, revolving charge accounts and retail notes were all higher, while acquisitions of wholesale notes and leases were lower in the first three months of 2001, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $11,984 million at January 31, 2001, compared with $12,223 million at October 31, 2000 and $11,008 million at January 31, 2000. At January 31, 2001, the unpaid balance of all retail notes previously sold was $2,723 million, compared with $2,123 million at October 31, 2000 and $2,348 million at January 31, 2000.

Total outside interest-bearing debt of the credit operations was $7,658 million at January 31, 2001, compared with $7,878 million at the end of fiscal year 2000 and $6,975 million at January 31, 2000. Total outside borrowings decreased during the first three months of 2001 and increased during the past 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 5.9 to 1 at January 31, 2001, compared with 6.7 to 1 at October 31, 2000 and 6.0 to 1 at January 31, 2000.

During the first quarter of 2001, the credit operations issued $1,427 million and retired $300 million of medium-term notes. The credit operations also retired $200 million of 5.85% notes due in 2001.

Consolidated
------------

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $5,233 million at January 31, 2001, $1,773 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,338 million.

Stockholder's equity was $4,322 million at January 31, 2001, compared with $4,302 million at October 31, 2000 and $4,095 million at January 31, 2000. The increase of $20 million during the first quarter of 2001 resulted primarily from net income of $56 million, a change in the cumulative translation adjustment of $33 million and a decrease in treasury stock of $9 million, which were partially offset by dividends declared of $51 million and an unrealized loss on derivatives of $29 million.

The Board of Directors at its meeting on February 28, 2001 declared a quarterly dividend of 22 cents per share payable May 1, 2001 to stockholders of record on March 31, 2001.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note (10) to the Interim Financial Statements.

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders held February 28, 2001 the following directors were elected for terms expiring at the annual meeting in 2004:


                                      Votes For   Votes Withheld

                Robert W. Lane       197,046,385       2,029,757
                Antonio Madero B.    196,974,640       2,101,502
                John R. Stafford     196,977,199       2,098,943
                John R. Walter       196,871,466       2,204,676

          Crandall C. Bowles, Leonard A. Hadley, Arthur L. Kelly and Thomas H. Patrick continue to serve as directors of the Company for terms expiring at the annual meeting in 2003. John R. Block, T. Kevin Dunnigan, Regina E. Herzlinger and Arnold R. Weber continue to serve as directors of the Company for terms expiring at the annual meeting in 2002.

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

          (b)  Reports on Form 8-K

               Current Report on Form 8-K dated November 21, 2000 (Item 7). Current Report on Form 8-K dated November 27, 2000 (Item 5). Current Report on Form 8-K dated December 11, 2000 (Item 5). Current Report on Form 8-K dated January 9, 2001 (Item 9).

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DEERE & COMPANY



Date:  March 5, 2001
       -------------



                                       By:  /s/ NATHAN J. JONES
                                            ------------------------
                                            Nathan J. Jones
                                            Senior Vice President,
                                            Principal Financial Officer
                                            and Principal Accounting Officer

                               INDEX TO EXHIBITS

Number
------

2       Not applicable

3       Not applicable

4.1 Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 20, 2000.

4.2 364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank, as administrative agent, Bank of America, N.A. and Bank One, NA as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 20, 2000.

10      Not applicable

11      Not applicable

12      Computation of ratio of earnings to fixed charges

15      Not applicable

18      Not applicable

19      Not applicable

22      Not applicable

23      Not applicable

24      Not applicable

99      Not applicable