Form 10-Q
period 2001-04-30
DEERE & CO
filed 2001-06-07
CIK 315189

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

        For the quarterly period ended April 30, 2001



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

    At April 30, 2001, 234,769,633 shares of common stock, $1 par value, of the registrant were outstanding.

===============================================================
                      Page 1 of 26 Pages
                  Index to Exhibits: Page 25

                 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
Three Months Ended April 30         Consolidated
                                    Subsidiaries)
Millions of dollars except per      Three Months Ended
share amounts                       April 30
(Unaudited)                         2001     2000
Net Sales and Revenues
Net sales                           $3,229.0 $3,324.1
Finance and interest income            356.3    312.2
Health care premiums and fees          143.5    115.8
Investment income                        3.0      3.7
Other income                            44.3     33.9
    Total                            3,776.1  3,789.7

Costs and Expenses
Cost of sales                        2,595.5  2,605.4
Research and development expenses      153.5    139.7
Selling, administrative and general
  expenses                             403.0    363.2
Interest expense                       201.8    160.1
Health care claims and costs           118.6     94.9
Other operating expenses                89.1     73.2
    Total                            3,561.5  3,436.5

Income of Consolidated Group
  Before Income Taxes                  214.6    353.2
Provision for income taxes              81.6    149.5
Income of Consolidated Group           133.0    203.7

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                (1.6)      .1
  Other                                 (3.6)      .5
    Total                               (5.2)      .6

Net Income                          $  127.8 $  204.3

Per Share:
  Net income - basic                $    .55 $    .87
  Net income - diluted              $    .54 $    .87

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
Three Months Ended April 30         Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Three Months Ended
share amounts                       April 30
(Unaudited)                         2001      2000
Net Sales and Revenues
Net sales                           $3,229.0  $3,324.1
Finance and interest income             26.3      21.3
Health care premiums and fees
Investment income                                  1.1
Other income                            29.1      23.4
    Total                            3,284.4   3,369.9

Costs and Expenses
Cost of sales                        2,599.5   2,609.2
Research and development expenses      153.5     139.7
Selling, administrative and general
  expenses                             301.2     275.1
Interest expense                        71.4      44.2
Health care claims and costs
Other operating expenses                14.0       7.9
    Total                            3,139.6   3,076.1

Income of Consolidated Group
  Before Income Taxes                  144.8     293.8
Provision for income taxes              55.7     128.4
Income of Consolidated Group            89.1     165.4

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                39.6      36.2
  Other                                  (.9)      2.7
    Total                               38.7      38.9

Net Income                          $  127.8  $  204.3


DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended April 30
Millions of dollars except per      Three Months Ended
share amounts                       April 30
(Unaudited)                         2001      2000
Net Sales and Revenues
Net sales
Finance and interest income         $  338.7  $  295.8
Health care premiums and fees          148.2     120.4
Investment income                        3.0       2.6
Other income                            23.7      17.6
    Total                              513.6     436.4

Costs and Expenses
Cost of sales
Research and development expenses
Selling, administrative and general
  expenses                             102.4      88.8
Interest expense                       139.2     120.8
Health care claims and costs           118.6      94.9
Other operating expenses                83.7      72.5
    Total                              443.9     377.0

Income of Consolidated Group
  Before Income Taxes                   69.7      59.4
Provision for income taxes              25.8      21.1
Income of Consolidated Group            43.9      38.3

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                (1.6)       .1
  Other                                             .1
    Total                               (1.6)       .2

Net Income                          $   42.3  $   38.5

DEERE & COMPANY                     CONSOLIDATED
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company and
Six Months Ended April 30           Consolidated
                                    Subsidiaries)
Millions of dollars except per      Six Months Ended
share amounts                       April 30
(Unaudited)                         2001      2000
Net Sales and Revenues
Net sales                           $5,347.2  $5,204.1
Finance and interest income            718.8     615.6
Health care premiums and fees          278.4     228.4
Investment income                        6.0      12.8
Other income                           106.0      68.2
    Total                            6,456.4   6,129.1

Costs and Expenses
Cost of sales                        4,291.2   4,157.8
Research and development expenses      287.8     242.3
Selling, administrative and general
  expenses                             758.7     678.9
Interest expense                       401.1     306.9
Health care claims and costs           228.3     185.1
Other operating expenses               182.2     145.1
    Total                            6,149.3   5,716.1

Income of Consolidated Group
  Before Income Taxes                  307.1     413.0
Provision for income taxes             114.3     170.3
Income of Consolidated Group           192.8     242.7

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                (1.0)       .2
  Other                                 (7.6)      (.9)
    Total                               (8.6)      (.7)

Net Income                          $  184.2  $  242.0

Per Share:
  Net income - basic                $    .79  $   1.03
  Net income - diluted              $    .78  $   1.03

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                     EQUIPMENT OPERATIONS
STATEMENT OF CONSOLIDATED INCOME   (Deere & Company with
Six Months Ended April 30           Financial Services
                                    on the Equity Basis)
Millions of dollars except per      Six Months Ended
share amounts                       April 30
(Unaudited)                         2001      2000
Net Sales and Revenues
Net sales                           $5,347.2  $5,204.1
Finance and interest income             52.9      46.3
Health care premiums and fees
Investment income                                  7.7
Other income                            71.4      45.9
    Total                            5,471.5   5,304.0

Costs and Expenses
Cost of sales                        4,299.0   4,166.0
Research and development expenses      287.8     242.3
Selling, administrative and general
  expenses                             568.1     514.6
Interest expense                       133.2      80.9
Health care claims and costs
Other operating expenses                31.9      15.6
    Total                            5,320.0   5,019.4

Income of Consolidated Group
  Before Income Taxes                  151.5    284.6
Provision for income taxes              58.3    124.3
Income of Consolidated Group            93.2    160.3

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                92.1     77.2
  Other                                 (1.1)     4.5
    Total                               91.0     81.7

Net Income                          $  184.2 $  242.0


DEERE & COMPANY                     FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME
Six Months Ended April 30
Millions of dollars except per      Six Months Ended
share amounts                       April 30
(Unaudited)                         2001      2000
Net Sales and Revenues
Net sales
Finance and interest income         $  682.1  $  578.7
Health care premiums and fees          287.6     238.0
Investment income                        6.0       5.1
Other income                            51.4      36.8
    Total                            1,027.1     858.6

Costs and Expenses
Cost of sales
Research and development expenses
Selling, administrative and general
  expenses                             192.0     165.8
Interest expense                       284.2     235.3
Health care claims and costs           228.3     185.1
Other operating expenses               167.0     144.1
    Total                              871.5     730.3

Income of Consolidated Group
  Before Income Taxes                  155.6     128.3
Provision for income taxes              55.9      45.8
Income of Consolidated Group            99.7      82.5

Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit                                (1.0)       .2
  Other                                             .1
    Total                               (1.0)       .3

Net Income                          $   98.7  $   82.8

DEERE & COMPANY               CONSOLIDATED
CONDENSED CONSOLIDATED       (Deere & Company and
BALANCE SHEET                 Consolidated Subsidiaries)
Millions of dollars           April 30   October 31  April 30
(Unaudited)                   2001       2000        2000
Assets
Cash and short-term
  investments                 $   484.4  $   291.7   $   370.4
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     484.4      291.7       370.4
Marketable securities             137.0      127.4       112.7
Receivables from
  unconsolidated subsidiaries
  and affiliates                  323.1      230.9       155.6
Trade accounts and notes
  receivable - net              3,993.9    3,169.2     3,815.2
Financing receivables - net     7,851.0    8,275.7     7,542.3
Other receivables                 311.8      395.3       226.0
Equipment on operating
  leases - net                  1,915.0    1,954.4     1,817.8
Inventories                     2,173.2    1,552.9     1,876.9
Property and equipment - net    1,929.2    1,912.4     1,778.2
Investments in unconsolidated
  subsidiaries and affiliates     209.3      190.7       165.5
Intangible assets - net           795.6      652.2       713.1
Prepaid pension costs             650.5      635.3       621.8
Other assets                      385.6      256.8       215.9
Deferred income taxes             792.5      740.4       686.7
Deferred charges                  147.8       84.1       107.1
    Total                     $22,099.9  $20,469.4   $20,205.2

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 5,665.1  $ 5,758.5   $ 6,562.7
Payables to unconsolidated
  subsidiaries and affiliates      63.7       32.7        65.9
Accounts payable and
  accrued expenses              2,972.0    2,976.4     2,717.8
Health care claims and reserves    79.7       63.4        55.2
Accrued taxes                      89.1       57.5        76.4
Deferred income taxes                         74.6        64.4
Long-term borrowings            6,428.5    4,764.3     3,960.4
Retirement benefit accruals
  and other liabilities         2,461.0    2,440.1     2,486.2
    Total liabilities          17,759.1   16,167.5    15,989.0

Common stock $1 par value
  issued shares at April 30,
  2001 - 266,051,855)           1,865.3    1,864.4     1,860.8
Common stock in treasury       (1,427.3)  (1,439.0)   (1,456.4)
Unamortized restricted stock
  compensation                    (10.2)     (10.9)      (18.2)
Retained earnings               4,196.7    4,117.2     3,990.5
    Total                       4,624.5    4,531.7     4,376.7
Accumulated other comprehensive
  income (loss)                  (283.7)    (229.8)     (160.5)
Stockholders' equity            4,340.8    4,301.9     4,216.2
    Total                     $22,099.9  $20,469.4   $20,205.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY              EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED      (Deere & Company with Financial
BALANCE SHEET                Services on the Equity Basis)
Millions of dollars          April 30   October 31  April 30
(Unaudited)                  2001       2000        2000
Assets
Cash and short-term
  investments                $   142.0  $    91.4   $   144.2
Cash deposited with
  unconsolidated subsidiaries    197.3      548.3       131.5
    Cash and cash equivalents    339.3      639.7       275.7
Marketable securities
Receivables from
  unconsolidated subsidiaries
  and affiliates                 382.5      408.4       336.5
Trade accounts and notes
  receivable - net             3,993.9    3,169.2     3,815.2
Financing receivables - net       94.8      125.0       134.2
Other receivables                169.2      266.4       104.1
Equipment on operating
  leases - net                     6.2        5.9
Inventories                    2,173.2    1,552.9     1,876.9
Property and equipment - net   1,886.6    1,864.6     1,733.4
Investments in unconsolidated
  subsidiaries and affiliates  1,640.3    1,561.8     1,462.2
Intangible assets - net          794.7      651.2       712.0
Prepaid pension costs            650.5      635.3       621.8
Other assets                     150.7      117.5        91.5
Deferred income taxes            857.1      736.4       680.9
Deferred charges                 138.2       78.4        99.2
    Total                    $13,277.2  $11,812.7   $11,943.6

Liabilities and Stockholders'
  Equity
Short-term borrowings        $ 1,928.1  $   927.5   $ 2,028.4
Payables to unconsolidated
  subsidiaries and affiliates    131.5       41.4        65.9
Accounts payable and
  accrued expenses             2,166.3    2,360.8     2,093.8
Health care claims and reserves
Accrued taxes                     78.5       45.5        66.4
Deferred income taxes                         2.5         6.7
Long-term borrowings           2,196.9    1,717.7     1,004.2
Retirement benefit accruals
  and other liabilities        2,435.1    2,415.4     2,462.0
    Total liabilities          8,936.4    7,510.8     7,727.4

Common stock $1 par value
  issued shares at April 30,
  2001 - 266,051,855)          1,865.3    1,864.4     1,860.8
Common stock in treasury      (1,427.3)  (1,439.0)   (1,456.4)
Unamortized restricted stock
  compensation                   (10.2)     (10.9)      (18.2)
Retained earnings              4,196.7    4,117.2     3,990.5
    Total                      4,624.5    4,531.7     4,376.7
Accumulated other comprehensive
  income (loss)                 (283.7)    (229.8)     (160.5)
Stockholders' equity           4,340.8    4,301.9     4,216.2
    Total                    $13,277.2  $11,812.7   $11,943.6


DEERE & COMPANY               FINANCIAL SERVICES
CONDENSED CONSOLIDATED
BALANCE SHEET
Millions of dollars           April 30   October 31  April 30
(Unaudited)                   2001       2000        2000
Assets
Cash and short-term
  investments                 $   342.4  $   200.3   $   226.2
Cash deposited with
  unconsolidated subsidiaries
    Cash and cash equivalents     342.4      200.3       226.2
Marketable securities             137.0      127.4       112.6
Receivables from
  unconsolidated subsidiaries
  and affiliates                  263.1      140.0        92.6
Trade accounts and notes
  receivable - net
Financing receivables - net     7,756.2    8,150.7     7,408.1
Other receivables                 142.5      128.9       121.8
Equipment on operating
  leases - net                  1,908.8    1,948.5     1,817.8
Inventories
Property and equipment - net       42.5       47.7        44.8
Investments in unconsolidated
  subsidiaries and affiliates       7.5       10.1        11.7
Intangible assets - net              .9        1.1         1.1
Prepaid pension costs
Other assets                      235.0      139.3       124.4
Deferred income taxes               2.9        3.9         5.8
Deferred charges                    9.5        5.7         7.9
    Total                     $10,848.3  $10,903.6   $ 9,974.8

Liabilities and Stockholders'
  Equity
Short-term borrowings         $ 3,737.0  $ 4,831.1   $ 4,534.3
Payables to unconsolidated
  subsidiaries and affiliates     452.0      856.9       405.2
Accounts payable and
  accrued expenses                805.7      615.6       624.0
Health care claims and reserves    79.7       63.4        55.2
Accrued taxes                      10.6       11.9        10.0
Deferred income taxes              67.5       72.1        57.7
Long-term borrowings            4,231.6    3,046.7     2,956.2
Retirement benefit accruals
  and other liabilities            25.9       24.8        24.0
    Total liabilities           9,410.0    9,522.5     8,666.6

Common stock $1 par value
  issued shares at April 30,
  2001 - 266,051,855)             268.6      258.6       245.4
Common stock in treasury
Unamortized restricted stock
  compensation
Retained earnings               1,240.6    1,152.1     1,078.5
    Total                       1,509.2    1,410.7     1,323.9
Accumulated other comprehensive
  income (loss)                   (70.9)     (29.6)      (15.7)
Stockholders' equity            1,438.3    1,381.1     1,308.2
    Total                     $10,848.3  $10,903.6    $9,974.8

DEERE & COMPANY                     CONSOLIDATED
CONDENSED STATEMENT OF             (Deere & Company and
CONSOLIDATED CASH FLOWS             Consolidated Subsidiaries)
Six Months Ended April 30           Six Months Ended
                                    April 30
Millions of dollars (Unaudited)     2001       2000
Cash Flows from Operating Activities
Net income                          $  184.2   $  242.0
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities              (1,231.7)    (696.7)
    Net cash provided by (used for)
    operating activities            (1,047.5)    (454.7)

Cash Flows from Investing Activities
Collections of financing receivables 3,243.0    3,338.6
Proceeds from sales of financing
  receivables                        1,400.9      154.1
Proceeds from maturities and sales
  of marketable securities              21.7      229.7
Proceeds from sales of equipment on
  operating leases                     203.9      151.4
Cost of financing receivables
  acquired                          (4,291.2)  (4,179.3)
Purchases of marketable securities     (28.6)     (30.7)
Purchases of property and equipment   (181.1)    (109.1)
Cost of operating leases acquired     (349.4)    (460.9)
Acquisitions of businesses, net of
  cash acquired                       (250.3)    (568.2)
Increase in receivables with
  unconsolidated affiliates            (55.3)     (87.8)
Other                                   82.9       39.9
    Net cash provided by (used for)
    investing activities              (203.5)  (1,522.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                          (554.3)   2,258.7
Change in intercompany
  receivables/payables
Proceeds from long-term borrowings   3,148.9    1,012.0
Principal payments on long-term
  borrowings                        (1,047.4)  (1,119.6)
Proceeds from issuance of
  common stock                           5.9        5.9
Repurchases of common stock             (1.3)
Dividends paid                        (103.2)    (102.9)
Other                                   (1.4)       (.1)
  Net cash provided by (used for)
    financing activities             1,447.2    2,054.0

Effect of Exchange Rate
  Changes on Cash                       (3.5)      (2.1)

Net Increase (Decrease) in Cash
  and Cash Equivalents                 192.7       74.9
Cash and Cash Equivalents at
  Beginning of Period                  291.7      295.5
Cash and Cash Equivalents at
  End of Period                     $  484.4   $  370.4

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment
Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.



DEERE & COMPANY                     EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF             (Deere & Company with
CONSOLIDATED CASH FLOWS             Financial Services on the
Six Months Ended April 30           Equity Basis)
                                    Six Months Ended
                                    April 30
Millions of dollars (Unaudited)     2001      2000
Cash Flows from Operating Activities
Net income                          $  184.2  $  242.0
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities              (1,583.1)   (995.5)
    Net cash provided by (used for)
    operating activities            (1,398.9)   (753.5)

Cash Flows from Investing Activities
Collections of financing receivables    31.1      18.9
Proceeds from sales of financing
  receivables
Proceeds from maturities and sales
  of marketable securities                       202.8
Proceeds from sales of equipment on
  operating leases                       2.0       1.1
Cost of financing receivables
  acquired                              (1.2)     (4.3)
Purchases of marketable securities
Purchases of property and equipment   (176.1)   (104.1)
Cost of operating leases acquired       (3.5)      (.3)
Acquisitions of businesses, net of
  cash acquired                       (245.1)   (567.2)
Increase in receivables with
  unconsolidated affiliates
Other                                   18.4       (.5)
  Net cash provided by (used for)
  investing activities                (374.4)   (453.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                           943.0   1,356.3
Change in intercompany
  receivables/payables                 125.0       (.6)
Proceeds from long-term borrowings     539.4       1.5
Principal payments on long-term
  borrowings                           (32.5)     (3.7)
Proceeds from issuance of
  common stock                           5.9       5.9
Repurchases of common stock             (1.3)
Dividends paid                        (103.2)   (102.9)
Other                                   (1.4)      (.1)
  Net cash provided by (used for)
    financing activities             1,474.9   1,256.4

Effect of Exchange Rate
  Changes on Cash                       (2.0)     (2.7)

Net Increase (Decrease) in Cash
  and Cash Equivalents                (300.4)     46.6
Cash and Cash Equivalents at
  Beginning of Period                  639.7     229.1
Cash and Cash Equivalents at
  End of Period                     $  339.3  $  275.7



DEERE & COMPANY                     FINANCIAL SERVICES
CONDENSED STATEMENT OF
CONSOLIDATED CASH FLOWS             Six Months Ended
Six Months Ended April 30           April 30
Millions of dollars (Unaudited)     2001       2000
Cash Flows from Operating Activities
Net income                          $   98.7   $   82.8
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities                 262.7      226.0
    Net cash provided by (used for)
    operating activities               361.4      308.8

Cash Flows from Investing Activities
Collections of financing receivables 3,211.9    3,319.7
Proceeds from sales of financing
  receivables                        1,400.9      154.1
Proceeds from maturities and sales
  of marketable securities              21.7       27.0
Proceeds from sales of equipment on
  operating leases                     201.8      150.2
Cost of financing receivables
  acquired                          (4,290.0)  (4,175.0)
Purchases of marketable securities     (28.6)     (30.7)
Purchases of property and equipment     (5.0)      (5.0)
Cost of operating leases acquired     (345.9)    (460.6)
Acquisitions of businesses, net of
  cash acquired                         (5.1)      (1.1)
Increase in receivables with
  unconsolidated affiliates            (55.3)     (87.8)
Other                                   54.7       36.6
  Net cash provided by (used for)
  investing activities                 161.1   (1,072.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term
  borrowings                        (1,497.3)     902.4
Change in intercompany
  receivables/payables                (476.0)      14.7
Proceeds from long-term borrowings   2,609.6    1,010.5
Principal payments on long-term
  borrowings                        (1,015.0)  (1,115.9)
Proceeds from issuance of
  common stock
Repurchases of common stock
Dividends paid                         (10.0)     (10.0)
Other                                    9.8        4.0
  Net cash provided by (used for)
    financing activities              (378.9)     805.7

Effect of Exchange Rate
  Changes on Cash                       (1.5)        .5

Net Increase (Decrease) in Cash
  and Cash Equivalents                 142.1       42.4
Cash and Cash Equivalents at
  Beginning of Period                  200.3      183.8
Cash and Cash Equivalents at End
  of Period                         $  342.4 $    226.2

         Notes to Interim Financial Statements (Unaudited)

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

(3) An analysis of the Company's retained earnings follows in millions of dollars:


                       Three Months Ended  Six Months Ended
                           April 30            April 30
                       --------------------------------------
                       2001      2000      2001      2000
                       --------------------------------------
Balance, beginning of
  period               $4,122.3  $3,841.5  $4,117.2  $3,855.3
Net income                127.8     204.3     184.2     242.0
Dividends declared        (51.5)    (51.3)   (103.0)   (102.6)
Other                      (1.9)     (4.0)     (1.7)     (4.2)
                       --------------------------------------
Balance, end of period $4,196.7  $3,990.5  $4,196.7  $3,990.5
                       ======================================

(4) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out
(FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

                                April 30    October 31  April 30
                                  2001        2000        2000
                                --------------------------------
Raw materials and supplies      $  561      $  460      $  429
Work-in-process                    436         404         425
Finished machines and parts      2,130       1,667       2,081
                                --------------------------------
Total FIFO value                 3,127       2,531       2,935
Adjustment to LIFO basis           954         978       1,058
                                --------------------------------
Inventories                     $2,173      $1,553      $1,877
                                ================================

(5) At April 30, 2001, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $2,230 million and the Company's maximum exposure under all related recourse provisions was $202 million. At April 30, 2001, the Company had commitments of approximately $195 million for construction and acquisition of property and equipment.

(6) John Deere B.V., located in the Netherlands, is an indirect wholly owned finance subsidiary of the Company. The securities of John Deere B.V. that are registered with the United States
Securities and Exchange Commission are fully and unconditionally guaranteed by the Company.

(7) Dividends declared and paid on a per share basis were as follows:

                    Three Months Ended      Six Months Ended
                        April 30                April 30
                    ----------------------------------------
                    2001      2000          2001      2000
                    ----------------------------------------
Dividends declared  $.22      $.22          $.44      $.44
Dividends paid      $.22      $.22          $.44      $.44

(8) Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

                                    Three Months Ended
                                       April 30
                                    ---------------    %
                                     2001     2000   Change
                                    ---------------
Net sales and revenues:
  Agricultural equipment*           $1,779   $1,675  +  6
  Commercial and consumer equipment    873      999  - 13
  Construction equipment               561      634  - 12
  Other                                 16       16
                                    ---------------
    Total net sales                  3,229    3,324  -  3
  Credit revenues                      359      312  + 15
  Other revenues                       188      154  + 22
                                    ---------------
    Total net sales and revenues**  $3,776   $3,790
                                    ===============
Operating profit (loss)***:
  Agricultural equipment            $  131   $  159  - 18
  Commercial and consumer equipment     64      115  - 44
  Construction equipment                34       81  - 58
  Credit                                64       56  + 14
  Other                                (10)     (11) -  9
                                    ---------------
    Total operating profit**           283      400  - 29
Interest, corporate expenses-net
  and income taxes                    (155)    (196) - 21
                                    ---------------
    Net income                      $  128   $  204  - 37
                                    ===============
Identifiable assets:
  Agricultural equipment
  Commercial and consumer equipment
  Construction equipment
  Credit
  Other
  Corporate
    Total assets

 *  Additional intersegment sales
    of agricultural equipment       $   25   $   26  -  4

**  Includes overseas equipment
    operations as follows:
      Net sales                     $  854   $  816  +  5
      Operating profit                  73       74  -  1

*** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.


                                   Six Months Ended
                                       April 30       %
                                   ----------------
                                     2001     2000  Change
                                   ----------------
Net sales and revenues:
  Agricultural equipment*          $ 3,007  $ 2,709  + 11
  Commercial and consumer equipment  1,303    1,492  - 13
  Construction equipment             1,008      973  +  4
  Other                                 29       30  -  3
                                   -----------------
    Total net sales                  5,347    5,204  +  3
  Credit revenues                      726      613  + 18
  Other revenues                       383      312  + 23
                                   -----------------
    Total net sales and revenues** $ 6,456  $ 6,129  +  5
                                   =================
Operating profit (loss)***:
  Agricultural equipment           $   220  $   173  + 27
  Commercial and consumer equipment     65      124  - 48
  Construction equipment                31       92  - 66
  Credit                               144      120  + 20
  Other                                (21)     (19) + 11
                                   -----------------
    Total operating profit**           439      490  - 10
Interest, corporate expenses-net
  and income taxes                    (255)    (248) +  3
                                   -----------------
    Net income                     $   184  $   242  - 24
                                   =================
Identifiable assets:
  Agricultural equipment           $ 4,888   $4,401  + 11
  Commercial and consumer equipment  2,918    2,548  + 15
  Construction equipment             1,720    1,684  +  2
  Credit                            10,603    9,759  +  9
  Other                                361      328  + 10
  Corporate                          1,610    1,485  +  8
                                   -----------------
    Total assets                   $22,100  $20,205  +  9
                                   =================

 *  Additional intersegment sales
    of agricultural equipment      $    42  $    47  - 11

**  Includes overseas equipment
    operations as follows:
      Net sales                    $ 1,434  $ 1,366  +  5
      Operating profit                 125      107  + 17

*** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

(9) A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

                                            Six Months
                                               Ended
                                             April 30
                                          --------------
                                           2001    2000
                                          --------------
Net income                                $184.2  $242.0
Average shares outstanding                 234.7   234.0
Basic net income per share                $  .79  $ 1.03
                                          ==============

Average shares outstanding                 234.7   234.0
Effect of dilutive stock options             1.8     2.0
                                          --------------
    Total potential shares
      outstanding                          236.5   236.0
                                          ==============
Diluted net income per share              $  .78  $ 1.03
                                          ==============

Stock options to purchase 4.2 million shares during the first six months of 2001 and 2.9 million during the first six months of 2000 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

(11) In the first quarter of 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 138. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or in net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $4 million recorded in "Unrealized Loss on Derivatives" (other comprehensive income) and a loss of $.7 million recorded in income. The amount of the transition adjustment loss which was recorded in other comprehensive income at November 1, 2000 that will be reclassified to earnings in fiscal year 2001 is approximately $1 million. The effects of the adoption of the new standards on the Company's financial position and net income were not material.

The Company enters into derivative transactions only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company's credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

     Interest Rate Swaps
     -------------------

The Company's credit operations enter into interest rate swap agreements related to their borrowings and certain asset backed securitizations. These swaps are utilized to more closely match the type of interest rates of the borrowings to those of the assets being funded or to manage interest rate exposures from securitizations. Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. These swaps mature in up to 60 months. The fair value gains or losses on these swaps are recorded in other comprehensive income with the effective portion of the gains or losses subsequently recognized in interest expense, offsetting the effects of interest rate changes on the related borrowings. Certain interest rate swaps (including cross currency interest rate swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings. The ineffective portions of the gains or losses on all the cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material in the first six months of 2001. There were no components of the cash flow or fair value hedges that were excluded from the assessment of the hedge's effectiveness. The credit operations also held interest rate swaps to offset other interest rate swaps written by the credit operations to securitization trusts related to retail note sales. These interest rate swaps were not designated as hedges. The fair value gains or losses on these swaps generally offset the fair value gains or losses on the swaps written to the trusts.

     Foreign Exchange Forward Contracts, Swaps and Options
     -----------------------------------------------------

The Company has entered into foreign exchange forward contracts and purchased options in order to manage the currency exposure of certain receivables, liabilities and expected inventory purchases. These derivatives were not designated as hedges. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed. The Company also has cross currency interest rate swaps designated as fair value hedges of certain long-term borrowings. The fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The Company has a currency swap designated as a cash flow hedge of a long-term borrowing. The fair value gains or losses on this swap are recorded in other comprehensive income and subsequently recognized in earnings offsetting the exchange rate effects on the borrowing being hedged. The Company has a currency swap related to a long-term borrowing that was not designated as a hedge and the fair value gains or losses are recognized directly in earnings.

(12) In 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure as presented below. The Statement was effective for sales of receivables after March 31, 2001 and will not have a material impact on the Company's financial position or net income.

When the Company sells receivables in securitizations of retail notes, it retains interest-only strips, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company generally estimates fair values based on the present value of future expected cash flows using management's key assumptions as discussed below. The Company receives annual servicing fees approximating 1 percent of the outstanding balance, and rights to future cash flows. The Company's maximum exposure under recourse provisions related to securitizations was $202 million at April 30, 2001. Except for this exposure, the investors and securitization trusts have no recourse to the Company for failure of debtors to pay when due. The Company's retained interests, which are included in the recourse provisions, are subordinate to investor's interests and their values are subject to certain key assumptions as shown below.

The Company recognized a pretax gain of $12 million on retail notes securitized during the first six months of 2001. Key assumptions used to initially determine the fair value of the retained interests included a weighted average maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of .30 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

Cash flows received from and paid to securitization trusts in millions of dollars were as follows:

                                              Six Months Ended
                                               April 30, 2001
                                              ----------------
Proceeds from new securitizations                  $996
Servicing fees received                            $ 10
Other cash flows received                          $ 31

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

Retail Note Securitizations                      April 30, 2001
---------------------------                      --------------
Carrying amount/fair value of retained interests     $117
Weighted-average life (in months)                      15
Prepayment speed assumption (annual rate)              19%
Impact on fair value of 10% adverse change           $ .6
Impact on fair value of 20% adverse change           $1.1
Expected credit losses (annual rate)                  .38%
Impact on fair value of 10% adverse change           $ .9
Impact on fair value of 20% adverse change           $1.9
Residual cash flows discount rate (annual)             13%
Impact on fair value of 10% adverse change           $2.5
Impact on fair value of 20% adverse change           $5.1

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas, changes in one factor may result in changes in another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Principal balances of managed and securitized retail notes, past due amounts and credit losses, net of recoveries, as of and for the six months ended April 30, 2001 in millions of dollars follow:

                  Principal   Principal 60 Days  Net Credit
                 Outstanding  or More Past Due     Losses
                 -----------  -----------------  ----------
Owned              $4,749           $19             $16
Securitized         1,962            21               4
                   ------           ---             ---
Managed            $6,711           $40             $20
                   ======           ===             ===

The amount of expected static pool losses (actual and projected future credit losses) for securitizations during the first six months of 2001 was .51 percent of the amount of retail notes sold.

(13) In 2000, the Emerging Issues Task Force issued EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. The Task Force also decided that the costs for shipping and handling should either be classified as cost of sales or disclosure should be made of significant amounts included in other categories. The Company currently offsets the amounts billed to customers for shipping and handling with the related costs in cost of sales. The Company will adopt the revised accounting in the fourth quarter of 2001. The change is expected to increase sales and cost of sales by approximately 2 percent, with no effect on the Company's financial position or net income.

(14) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

                           Three Months Ended  Six Months Ended
                              April 30            April 30
                           ------------------------------------
                            2001    2000        2001    2000
                           ------------------------------------

Net income                 $127.8  $204.3      $184.2  $242.0

Other comprehensive income
(loss), net of tax:

Change in cumulative
  translation adjustment    (49.2)  (40.0)      (16.0)  (34.6)

Unrealized gain (loss) on
  marketable securities        .1     (.3)        1.9    (5.2)

Unrealized loss on
  derivatives               (11.1)      -       (39.8)      -
                           ------------------------------------
Comprehensive income       $ 67.6  $164.0      $130.3  $202.2
                           ====================================

(15) In the first six months of 2001, the Company acquired McGinnis Farms, Inc., a leading provider of products and services to landscape and irrigation professionals, for approximately $180 million. The acquisition has been accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $140 million being amortized over 20 years. McGinnis Farms, Inc. is headquartered in Alpharetta, Georgia. During the first six months, the Company also acquired The Vapormatic Company Limited, an agricultural equipment replacement parts distributor headquartered in Exeter, England, for $18 million and Great Dane Power Equipment, Inc., a manufacturer of mowing equipment headquartered in Jeffersonville, Indiana, for $14 million. The pro forma results of operations as if these acquisitions had occurred at the beginning of the fiscal year would not differ significantly from reported results.

(16) On May 30, 2001, the Company announced that it has entered into an agreement to acquire Richton International Corporation, which requires approval by Richton's shareholders. Under the terms of the agreement, the shareholders of Richton would have the option to exchange their shares for cash or shares of Deere & Company totaling approximately $125 million. Richton's businesses include irrigation and computer related services and products.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

RESULTS OF OPERATIONS
---------------------

Deere & Company's worldwide net income was $127.8 million, or $.54 per share, for the second quarter and $184.2 million, or $.78 per share, for the first six months of 2001. This is in comparison with net income of $204.3 million, or $.87 per share, and $242.0 million, or $1.03 per share, for the same periods last year. The second-quarter results are a reflection of the general economic slowdown and continued weakness in the Company's major markets. In line with the Company's commitment to rigorous asset management, it has responded quickly to these difficult conditions by reducing production schedules. These actions are expected to have a negative impact on earnings for the rest of the year.

Worldwide net sales and revenues were $3,776 million for the second quarter and $6,456 million for the first six months of 2001, compared with $3,790 million and $6,129 million, respectively, last year. Net sales were $3,229 million for the second quarter and $5,347 million for the first six months, compared with $3,324 million and $5,204 million, respectively, last year. Excluding the impact of recent acquisitions, net sales were down 7 percent for the quarter and 2 percent for the first six months. The decreases were primarily due to lower sales of commercial and consumer products and construction equipment, and the impact of weaker foreign currencies. Partially offsetting these factors were higher sales of agricultural equipment.

Compared with last year, overseas net sales rose 5 percent for both the quarter and for the first six months. Excluding the impact of recent acquisitions and weaker foreign currencies, overseas net sales for the remaining operations increased 3 percent for both periods. The increases were primarily due to higher agricultural equipment sales in Latin America, partially offset by lower sales of commercial and consumer equipment and construction equipment, and lower six-month agricultural equipment sales in Europe.

Overall, the Company's physical volume of sales was 1 percent lower for the quarter and 5 percent higher for the first six months, compared with last year. Without the impact of recent acquisitions, physical volume was down 5 percent for the quarter and up 1 percent year-to-date.

Worldwide Equipment Operations had net income of $89.1 million for the quarter and $93.2 million for the first six months of 2001, compared with $165.4 million and $160.3 million, respectively, last year. The decreases were primarily due to lower production and sales of commercial and consumer products and construction equipment, as well as related manufacturing inefficiencies. Also contributing to the lower profits were a planned increase in research and development expense and higher selling and administrative expenses related to growth and other initiatives, as well as higher sales incentive costs and interest expense. Partially offsetting these factors were lower pension and postretirement benefit costs. Excluding interest, taxes and other corporate expenses, operating income was $215 million for the second quarter and $285 million for the first six months, compared with respective year-ago totals of $341 million and $361 million. The decreases were primarily due to the same operational factors mentioned above.

 . Despite a 6 percent sales increase, operating profit of the worldwide agricultural equipment segment declined to $131 million for the quarter, compared to $159 million last year. The decrease was primarily due to a planned increase in research and development expense and higher selling and administrative expenses related to growth and other initiatives, as well as manufacturing inefficiencies associated with tractor schedule reductions initiated during the quarter. Partially offsetting these factors was the impact of the higher sales. For the first six months, the segment reported an 11 percent increase in sales and $220 million of operating profit, compared to $173 million last year. The profit improvement was primarily due to the higher sales and production volumes and related manufacturing efficiencies, as well as lower pension and postretirement benefit costs. Partially offsetting these factors were the higher planned research and development costs and increased selling and administrative expenses related to growth and other initiatives.

 . Operating profit of the commercial and consumer equipment segment was $64 million for the second quarter of 2001 and $65 million for the first six months, compared with $115 million and $124 million, respectively, last year. Sales for the quarter and six months declined 13 percent, reflecting the impact of a weaker economy and unfavorable spring weather conditions. Operating profit was down for both periods primarily due to the lower sales and production volumes and related manufacturing inefficiencies, as well as higher selling and administrative expenses associated with recent acquisitions. Benefiting results for both periods were higher prices, partially offset by higher sales incentive costs during the first six months.

 . Operating profit of the worldwide construction equipment segment was $34 million for the quarter and $31 million for the first six months, compared with $81 million and $92 million for the same periods last year. Sales declined 12 percent for the quarter, but were up 4 percent for the first six months, compared with last year. Excluding the sales of Timberjack, acquired at the end of the second quarter of 2000, sales were down 27 percent and 18 percent for the respective periods. The declines reflected the impact of a weaker than expected economy as well as very competitive market conditions, and were marked by a particularly severe downturn in sales to independent rental companies. The decreases in operating profit were primarily due to reduced sales and production volumes, higher sales incentive costs, higher selling and administrative expenses and increased research and development costs. The higher selling and administrative expenses and research and development costs were mainly related to the acquisition of Timberjack. In addition, manufacturing inefficiencies associated with lower production volumes negatively affected this year's results.

 . Net income of the Company's credit operations was $39.6 million for the second quarter and $92.1 million for the first six months of 2001, compared with $36.2 million and $77.2 million in the same periods last year. The increases were primarily due to higher income from a higher average portfolio and from increased retail note sales, partially offset by increased receivable write-offs primarily related to construction equipment and higher selling and administrative expenses. Total revenues of the credit operations increased 16 percent from $312 million in the second quarter of 2000 to $362 million in the current quarter and increased 19 percent in the first six months from $614 million last year to $732 million this year. The average balance of receivables and leases financed was 5 percent higher in the second quarter and 11 percent higher in the first six months of 2001, compared with the same periods last year. Interest expense increased 15 percent in the current quarter and 21 percent in the first six months of 2001, compared with 2000, primarily as a result of an increase in average borrowings. The credit operations' consolidated ratio of earnings to fixed charges was
1.46 to 1 for the second quarter this year and last year. This ratio was 1.50 to 1 for the first six months this year and last year.

 . The Company's other businesses had operating losses of $10 million for the quarter and $21 million for the first six months, compared with operating losses of $11 million and $19 million last year. Results for both years reflected costs for the development of new products and services in addition to goodwill amortization of the special technologies group. Benefiting this year's results were higher operating profits of the health care division.

Additional information on business segments is presented in Note
8 to the interim financial statements.

The cost of sales to net sales ratio for the second quarter and first six months of 2001 were 80.4 percent and 80.3 percent, respectively, compared to 78.4 percent and 79.9 percent in the same periods last year. The increases were primarily due to manufacturing inefficiencies related to lower production and sales of commercial and consumer products and construction equipment, and higher sales incentive costs. Health care premiums and fees and related health care claims and costs increased in the current quarter and first six months this year, compared to last year, primarily from increases in volume due to enrollment. Interest expense increased in the current quarter and first six months this year, compared to the prior year, due primarily to higher average borrowings of both the credit and equipment operations. Other operating expenses increased in both periods this year, compared to last year, as a result of an increase in the depreciation of equipment on operating leases due to the growth in the credit operations' average portfolio and increased costs of the special technologies group. Other income increased in the second quarter and first half of this year, compared to last year, primarily due to increased sales of retail notes in both periods and gains on the sales of certain property and equipment during the first six months of 2001.

Market Conditions and Outlook
-----------------------------

Based on present market conditions, as outlined below, the Company's physical volume of sales is currently forecast to be down 11 percent for the third quarter and to be flat for the full year. Without the effect of acquisitions in either year, physical volume is projected to decrease 15 percent in the third quarter and 3 percent for the full year. Operating margins will be under significant pressure during the third quarter and are expected to remain below year ago levels in the second half of 2001.

 . Agricultural Equipment. Net farm cash income in North America is expected to approximate last year's levels due to higher livestock and crop receipts supplemented by continued government payments. In addition, farmland values are continuing to increase and farm balance sheets are remaining strong. Concerns over low prices for grain and other crops, however, have kept demand for farm machinery at a relatively low level. In this environment, the Company continues to expect that overall industry retail sales of farm equipment in North America will be flat to up slightly compared with last year's modest levels.

   In Europe, concern over the outcome of the foot-and-mouth disease situation has had a negative impact on farm equipment demand. However, with the outbreak apparently contained on the Continent and new cases declining rapidly in the United Kingdom, European industry retail sales of farm equipment are now expected to decline by only 10 to 15 percent from last year. While farm equipment demand is anticipated to remain strong in Brazil, the overall outlook for markets in Latin America, Australia and Asia is now projected to be flat to down 5 percent in 2001.

   In a further sign of the Company's improving competitive position, retail sales of John Deere farm equipment in North America were higher for the quarter and the first six months. The increases reflected continued favorable customer response to Company products, especially the new STS combines. In conjunction with this higher level of sales, however, inventories of used goods are now slightly above last year's levels. Also, sales of large tractors, while higher than last year, have remained below expectations. As a result, consistent with the objective of rigorous asset management, the Company announced a second one-week shutdown at its Waterloo, Iowa, tractor manufacturing facility, scheduled during the third quarter and affecting the production of most large tractors.

 . Commercial and Consumer Equipment. Company sales have been negatively affected by the slow economy and adverse weather conditions during the prime spring selling period. Given their seasonal nature, such sales are unlikely to be recouped later in the year even if economic conditions improve. The segment's sales are also being negatively affected by the transition to a new order-fulfillment process that allows production to occur in more direct alignment with customer orders and requires less inventory. In this environment, the Company now expects its sales of commercial and consumer equipment to remain well below last year's levels.

 . Construction Equipment. The North American economy continues to decelerate from the rapid growth of the last five years. Housing starts are expected to decline during the remainder of the year despite recent interest rate reductions. Furthermore, purchases by independent rental companies have been significantly lower than anticipated during the prime selling season and are expected to remain weak for the balance of the year. In addition, both the pulp and lumber markets have continued to soften in response to slowing economic growth worldwide. In this environment, the Company now expects industry retail sales of forestry and construction equipment in 2001 to be 20 to 25 percent below last year's levels and for pricing to remain highly competitive.

 . Credit. The Company's credit operations are expected to continue benefiting from growth in the receivable portfolio, but at a slower rate than in the first six months of the year.

In February 2001, the Financial Accounting Standards Board issued a revised Exposure Draft, Business Combinations and Intangible Assets - Accounting for Goodwill, proposing that the amortization of all goodwill be discontinued and only written down for impairments. In 2000, the Company had goodwill amortization of $44 million pretax and $40 million after-tax. In the second quarter and first six months of 2001, the Company had goodwill amortization of $15 million pretax ($13 million after-tax) and $27 million pretax ($25 million after-tax), respectively.

Safe Harbor Statement
---------------------

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements under "Market Conditions and Outlook", "Financial Instrument Risk Information" and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties affect particular lines of business, while others could affect all the Company's businesses.

The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include the prices realized by farmers for their crops and livestock, which are in turn strongly impacted by summer weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. The spread of bovine spongiform encephalopathy (or "mad cow" disease) outside of Europe, and the spread of "foot-and-mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, and China's delayed entry into the World Trade Organization may affect farm exports. In addition, higher fuel and fertilizer costs could have a negative impact on net farm cash income.

The Company's outlook for its commercial and consumer equipment sales are affected by general economic conditions in the United
States, consumer and commercial confidence and weather conditions. Other important assumptions include continued consumer acceptance of the Company's new products and a continuation of existing consumer borrowing patterns.

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

In the first six months of 2001, negative cash flows from operating activities of $1,399 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The cash requirement for operating activities, along with the requirements for acquisitions of businesses, purchases of property and equipment and payment of dividends were provided primarily from an increase in borrowings. Cash and cash equivalents decreased during the period.

Negative cash flows from operating activities in the first six months of 2000 of $754 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income and dividends received from the Financial Services operations. The cash requirement for operating activities, along with the requirements for acquisitions of businesses, purchases of property and equipment and payment of dividends were provided primarily from an increase in borrowings and sales of marketable securities. Cash and cash equivalents increased during the first six months of 2000.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $825 million during the first six months of 2001 primarily due to a seasonal increase. Compared to a year ago when dealers were reducing their inventories, trade receivables increased $179 million primarily due to the higher level of agricultural equipment sales and acquisitions. The ratios of worldwide net trade accounts and notes receivable to the last 12 months' net sales were 35 percent at April 30, 2001, compared to 28 percent at October 31, 2000 and 38 percent at April 30, 2000. Agricultural equipment receivables increased $210 million and commercial and consumer equipment receivables increased $24 million, while construction equipment receivables decreased $55 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 7 percent, 8 percent and 8 percent at April 30, 2001, October 31, 2000 and April 30, 2000, respectively.

Inventories at April 30, 2001 increased by $620 million during the first six months and $296 million compared to one year ago, reflecting a seasonal increase in the first six months, higher sales volumes of the agricultural equipment segment, the introduction of new products, the implementation of the new order fulfillment process for commercial and consumer equipment products aimed at reducing dealer inventories, and acquisitions. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 7 percent from a year ago.

Total interest-bearing debt of the Equipment Operations was $4,125 million at April 30, 2001, compared with $2,645 million at the end of fiscal year 2000 and $3,033 million at April 30, 2000. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 49 percent, 38 percent and 42 percent at April 30, 2001, October 31, 2000 and April 30, 2000, respectively.

During the first six months of 2001, the Equipment Operations issued $300 million of 7.125% notes due in 2031 and $250 million of 5-7/8% notes due in 2006. These operations also retired $31 million of medium-term notes.

Financial Services
------------------

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first six months of 2001, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $361 million in the first six months of this year. Cash provided by investing activities totaled $161 million in the first six months of 2001, primarily due to the collections of financing receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of financing receivables and leases acquired. Cash used by financing activities totaled $379 million in the first six months, resulting primarily from a decrease in total borrowings, including payables owed to the Equipment Operations. Cash and cash equivalents increased $142 million during the period.

During the first six months of 2000, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $309 million in the first six months of last year. Cash provided by financing activities totaled $806 million in the first half of 2000, resulting from an $812 million increase in total borrowings, which was partially offset by payment of a $10 million dividend to the Equipment Operations. Cash used for investing activities totaled $1,073 million in the first six months of 2000, primarily due to the cost of financing receivables and leases exceeding collections by $1,316 million, partially offset by $154 million of proceeds from the sales of retail notes.

Financing receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, operating loans, and financing and operating leases. During the past 12 months, these receivables and leases increased by $439 million due to the cost of receivables and leases acquired exceeding collections and sales of receivables. These receivables and leases decreased $434 million in the first six months of 2001 due to the sale of retail notes. Acquisitions of financing receivables and leases were approximately the same in the first six months of 2001, compared with the same period last year. Acquisition volumes of operating loans, revolving charge accounts and retail notes were higher in the first six months of 2001, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $11,895 million at April 30, 2001, compared with $12,223 million at October 31, 2000 and $11,177 million at April 30, 2000. At April 30, 2001, the unpaid balance of all retail notes previously sold was $2,230 million, compared with $2,123 million at October 31, 2000 and $1,951 million at April 30, 2000.

Total outside interest-bearing debt of the credit subsidiaries was $7,969 million at April 30, 2001, compared with $7,878 million at the end of fiscal year 2000 and $7,491 million at April 30, 2000. Total outside borrowings increased during the first six months of 2001 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.2 to 1 at April 30, 2001, compared with 6.7 to 1 at October 31, 2000 and 6.4 to 1 at April 30, 2000.

During the first six months of 2001, the credit operations issued
$2,453 million and retired $675 million of medium-term notes and $200 million of 5.85% notes due in 2001. These operations also issued $157 million and retired $140 million of other miscellaneous long-term borrowings.

Consolidated
------------

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,706 million at April 30, 2001, $1,242 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,113 million.

Stockholders' equity was $4,341 million at April 30, 2001, compared with $4,302 million at October 31, 2000 and $4,216 million at April 30, 2000. The increase of $39 million in the first six months of 2001 resulted primarily from net income of $184 million, partially offset by dividends declared of $103 million and an unrealized loss on derivatives of $40 million. This loss is primarily due to an unrealized loss on interest rate swaps (pay fixed rates / receive floating rates) hedging the interest costs of the credit operations' short-term borrowings resulting from a decrease in interest rates. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by lower future interest expense on the credit operations' short-term borrowings, which will be based on the lower interest rates.

The Board of Directors at its meeting on May 30, 2001 declared a quarterly dividend of 22 cents per share payable August 1, 2001 to stockholders of record on June 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
------   -----------------------------------------------------
         RISK
         ----

FINANCIAL INSTRUMENT RISK INFORMATION
-------------------------------------

Sensitivity Analysis
--------------------

The following is a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. These instruments are held for other than trading purposes. The Company uses a combination of cash flow models to assess the sensitivity of earnings to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the prevailing rate for each receivable portfolio in effect at the end of the quarter. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers in similar industries. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates as of the end of the quarter.

The gains or losses in the following table represent the changes in the financial instruments fair values which would be caused by instantaneously decreasing the interest rates by 10 percent of the current market rates at April 30, 2001. The gains or losses in fair values would have been as follows in millions of dollars:

-------------------------------------------------------------
                                                 Fair Value
                                               Gains (Losses)
                                               April 30, 2001
-------------------------------------------------------------
Marketable securities                              $  1
Financing receivables                                44
Long-term interest rate swaps related to
  short-term borrowings                             (12)
Long-term borrowings and related swaps:
  Equipment Operations borrowings                  (112)
  Financial Services borrowings                     (22)
    Interest rate and foreign currency swaps         14
                                                   -----
    Total                                          $(87)
=============================================================

Tabular Information
-------------------

The following foreign exchange forward contracts were held by the Company at April 30, 2001 related to certain currency exposures. Substantially all contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars and maturity dates follow:

---------------------------------------------------------------
                                                        Fair
                                   Average              Value
                                 Contractual  Notional  Gains
                                    Rate*      Amount  (Losses)
---------------------------------------------------------------
Buy US$ / Sell Euro              1.1107       $324      $(1.3)
Buy US$ / Sell Canadian Dollar   1.5537        255       (1.7)
Buy US$ / Sell Australian Dollar 1.9801        163       (1.8)
Buy Euro / Sell US$              1.1129        135         .7
Buy Yen / Sell Euro            122.7226         37        (.1)
Buy US$ / Sell Swedish Krona    10.1525         32        (.2)
Buy US$ / Sell British Pound      .6939         27        (.1)
Other Contracts                                116         .7
                                            ------------------
   Total                                    $1,089      $(3.8)
                                            ==================

* Currency per United States dollar (US$)
--------------------------------------------------------------

At April 30, 2001, the Company had $147 million of foreign exchange purchased options with a fair value of $1 million. All options mature in less than one year.

The Company held certain financial instruments in currencies other than the functional currencies. These amounts and related currency swaps, excluding short-term receivables and payables, in millions of dollars at April 30, 2001 by maturity dates and average interest rates were as follows:

----------------------------------------------------------------
                                      Expected Maturity Date
                                  ------------------------------
                                   Last
                                  6 Mos.
Functional Currency (FC)           2001    2002    2003    2004
----------------------------------------------------------------
Euro (FC)
Short-term borrowings (US$)       $374
  Average interest rates           5.0%
Short-term borrowings (Yen)       $ 37
  Average interest rates           .11%
Long-term borrowings (US$)
  Fixed interest rate
Currency swaps
  Notional amount
  Buy US$/Sell Euro
  Contract rate
Currency swap
  Notional amount
  Buy Euro/Sell Swedish Krona
  Contract rate

Australian Dollar (FC)
Short-term borrowings (US$)       $161
  Average interest rates           4.9%

Canadian Dollar (FC)
Short-term borrowings (US$)       $ 90
  Average interest rates           4.9%

Brazilian Real (FC)
Financing receivables (US$)       $  6    $ 16    $  6    $  4
  Fixed average interest rates    11.7%   10.8%   10.6%   10.6%
Long-term borrowings (US$)        $  4    $ 16    $  7    $  5
  Fixed average interest rates     6.8%    6.8%    6.8%    7.0%

* These fair values were approximately equal to the values in total column.
----------------------------------------------------------------

----------------------------------------------------------------
                                  Expected Maturity Date
                                  ------------------------------
                                                          Fair
Functional Currency (FC)          2005    2006    Total   Values
----------------------------------------------------------------

Euro (FC)
Short-term borrowings (US$)                       $374    *
  Average interest rates

Short-term borrowings (Yen)                       $ 37    *
  Average interest rates
Long-term borrowings (US$)                $  250  $250    $ 260
  Fixed interest rate                        5.9%
Currency swaps
  Notional amount                         $  170  $170    $  .2
  Buy US$/Sell Euro
  Contract rate                           1.1073
Currency swap
  Notional amount                         $  102  $102    $(1.4)
  Buy Euro/Sell Swedish Krona
  Contract rate                           9.2300

Australian Dollar (FC)
Short-term borrowings (US$)                       $161    *
  Average interest rates

Canadian Dollar (FC)
Short-term borrowings (US$)                       $ 90    *
  Average interest rates

Brazilian Real (FC)
Financing receivables (US$)       $  2            $ 34    *
  Fixed average interest rates    10.5%
Long-term borrowings (US$)        $  4    $    1  $ 37    *
  Fixed average interest rates     7.2%      7.3%
----------------------------------------------------------------

                  PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
------    -----------------

          See Note (10) to the Interim Financial Statements.

Item 2.   Changes in Securities and Use of Proceeds
------    -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          See Item 4, Part II of Form 10-Q for the quarterly period ended January 31, 2001.

Item 5.   Other Information
------    -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

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

          (b) Reports on Form 8-K

              Current Report on Form 8-K dated February 6, 2001
                (Item 9).

              Current Report on Form 8-K dated February 13, 2001
                (Item 7).

              Current Report on Form 8-K dated March 12, 2001
                (Item 9).

              Current Report on Form 8-K dated March 15, 2001
                (Item 9).

              Current Report on Form 8-K dated March 21, 2001
                (Item 7).

              Current Report on Form 8-K dated March 22, 2001
                (Item 7).

              Current Report on Form 8-K dated March 30, 2001
                (Item 7).

              Current Report on Form 8-K dated April 9, 2001
                (Item 9).

                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         DEERE & COMPANY




Date: June 7, 2001      By: s/ Nathan J. Jones
      -------------          ---------------------------
                                Nathan J. Jones
                                Senior Vice President,
                                Principal Financial Officer
                                and Principal Accounting Officer

                      INDEX TO EXHIBITS

Exhibit
Number
------

2       Not applicable

3       Not applicable

4       Not applicable

10      Not applicable

11      Not applicable

12      Computation of ratio of earnings to fixed charges

15      Not applicable

18      Not applicable

19      Not applicable

22      Not applicable

23      Not applicable

24      Not applicable

99      Not applicable