Form 10-Q
period 2001-07-31
DEERE & CO
filed 2001-09-13
CIK 315189

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

Commission file no: 1-4121

DEERE & COMPANY

Delaware	36-2382580
(State of incorporation)	(IRS employer identification no.)

One John Deere Place
Moline, Illinois 61265
(Address of principal executive offices)

Telephone Number: (309) 765-8000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At July 31, 2001, 234,815,737 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended July 31

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Three Months Ended July 31		Three Months Ended July 31		Three Months Ended July 31
Millions of dollars except per share amounts (Unaudited)
	2001	2000	2001	2000	2001	2000
Net Sales and Revenues
Net sales	$3,036.8	$3,122.2	$3,036.8	$3,122.2
Finance and interest income	361.7	341.7	25.7	22.6	$346.3	$324.6
Health care premiums and fees	148.1	117.7			152.7	122.6
Investment income	2.9	2.8			2.9	2.8
Other income	34.8	47.7	26.8	27.3	16.9	27.3

Total	3,584.3	3,632.1	3,089.3	3,172.1	518.8	477.3

Costs and Expenses
Cost of sales	2,507.4	2,487.7	2,511.3	2,491.8
Research and development expenses	141.8	131.0	141.8	131.0
Selling, administrative and general expenses	398.5	384.5	292.2	296.7	107.0	88.0
Interest expense	187.5	182.0	65.2	51.2	132.5	136.2
Health care claims and costs	120.0	94.7			120.0	94.7
Other operating expenses	92.4	82.8	13.3	11.2	88.1	79.3

Total	3,447.6	3,362.7	3,023.8	2,981.9	447.6	398.2

Income of Consolidated Group Before Income Taxes	136.7	269.4	65.5	190.2	71.2	79.1
Provision for income taxes	60.4	101.5	34.9	72.7	25.5	28.8

Income of Consolidated Group	76.3	167.9	30.6	117.5	45.7	50.3

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	(1.0)	.2	40.8	47.0	(1.0)	.2
Other	(3.5)	4.3	.4	7.9		(.1)

Total	(4.5)	4.5	41.2	54.9	(1.0)	.1

Net Income	$71.8	$172.4	$71.8	$172.4	$44.7	$50.4

Per Share:
Net income—basic	$.30	$.74
Net income—diluted	$.30	$.72

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
Nine Months Ended July 31

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Nine Months Ended July 31		Nine Months Ended July 31		Nine Months Ended July 31
Millions of dollars except per share amounts (Unaudited)
	2001	2000	2001	2000	2001	2000
Net Sales and Revenues
Net sales	$8,384.0	$8,326.3	$8,384.0	$8,326.3
Finance and interest income	1,080.5	957.3	78.6	68.8	$1,028.4	$903.3
Health care premiums and fees	426.5	346.0			440.3	360.6
Investment income	8.9	15.6	.1	7.7	8.9	7.9
Other income	140.8	115.9	98.1	73.4	68.3	64.0

Total	10,040.7	9,761.1	8,560.8	8,476.2	1,545.9	1,335.8

Costs and Expenses
Cost of sales	6,798.6	6,645.6	6,810.3	6,657.8
Research and development expenses	429.6	373.3	429.6	373.3
Selling, administrative and general expenses	1,157.2	1,063.1	860.4	811.3	298.9	253.4
Interest expense	588.6	488.9	198.4	132.1	416.7	371.6
Health care claims and costs	348.3	279.9			348.3	279.9
Other operating expenses	274.6	227.9	45.2	26.8	255.1	223.4

Total	9,596.9	9,078.7	8,343.9	8,001.3	1,319.0	1,128.3

Income of Consolidated Group Before Income Taxes	443.8	682.4	216.9	474.9	226.9	207.5
Provision for income taxes	174.7	271.8	93.2	197.1	81.5	74.7

Income of Consolidated Group	269.1	410.6	123.7	277.8	145.4	132.8

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	(2.0)	.5	133.1	124.2	(2.0)	.5
Other	(11.0)	3.3	(.7)	12.4

Total	(13.0)	3.8	132.4	136.6	(2.0)	.5

Net Income	$256.1	$414.4	$256.1	$414.4	$143.4	$133.3

Per Share:
Net income—basic	$1.09	$1.77
Net income—diluted	$1.08	$1.75

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)			EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)			FINANCIAL SERVICES
Millions of dollars (Unaudited)	July 31 2001	October 31 2000	July 31 2000	July 31 2001	October 31 2000	July 31 2000	July 31 2001	October 31 2000	July 31 2000
Assets
Cash and short-term investments	$252.7	$291.7	$351.7	$129.7	$91.4	$153.1	$122.9	$200.3	$198.6
Cash deposited with unconsolidated subsidiaries				66.7	548.3	113.8

Cash and cash equivalents	252.7	291.7	351.7	196.4	639.7	266.9	122.9	200.3	198.6
Marketable securities	159.2	127.4	116.0				159.2	127.4	116.0
Receivables from unconsolidated subsidiaries and affiliates	345.9	230.9	211.7	370.9	408.4	393.0	279.6	140.0	106.5
Trade accounts and notes receivable—net	3,551.5	3,169.2	3,627.0	3,535.0	3,169.2	3,627.0	16.5
Financing receivables—net	8,585.6	8,275.7	7,532.4	93.3	125.0	124.0	8,492.3	8,150.7	7,408.4
Other receivables	307.5	395.3	276.8	179.0	266.4	140.0	128.4	128.9	136.8
Equipment on operating leases—net	1,942.7	1,954.4	1,855.0	7.6	5.9	3.2	1,935.1	1,948.5	1,851.8
Inventories	1,924.9	1,552.9	1,725.1	1,924.9	1,552.9	1,725.1
Property and equipment—net	1,956.8	1,912.4	1,803.6	1,915.3	1,864.6	1,756.5	41.5	47.7	47.1
Investments in unconsolidated subsidiaries and affiliates	210.3	190.7	185.5	1,685.5	1,561.8	1,535.8	5.7	10.1	12.1
Intangible assets—net	777.9	652.2	708.8	777.0	651.2	707.1	.9	1.1	1.6
Prepaid pension costs	658.3	635.3	623.3	658.3	635.3	623.3
Other assets	406.8	256.8	244.9	155.8	117.5	107.6	251.0	139.3	137.2
Deferred income taxes	827.0	740.4	744.8	903.0	736.4	739.3	2.2	3.9	5.6
Deferred charges	136.7	84.1	96.0	127.2	78.4	87.5	9.5	5.7	8.5

Total	$22,043.8	$20,469.4	$20,102.6	$12,529.2	$11,812.7	$11,836.3	$11,444.8	$10,903.6	$10,030.2

Liabilities and Stockholders' Equity
Short-term borrowings	$6,080.6	$5,758.5	$5,246.9	$1,316.1	$927.5	$1,012.0	$4,764.4	$4,831.1	$4,234.9
Payables to unconsolidated subsidiaries and affiliates	33.4	32.7	58.4	74.2	41.4	58.4	330.6	856.9	401.7
Accounts payable and accrued expenses	2,783.5	2,976.4	2,670.5	2,071.6	2,360.8	2,069.4	711.9	615.6	601.1
Health care claims and reserves	84.2	63.4	55.8				84.2	63.4	55.8
Accrued taxes	120.7	57.5	167.4	104.3	45.5	151.2	16.4	11.9	16.2
Deferred income taxes		74.6	53.4		2.5	7.6	78.2	72.1	45.8
Long-term borrowings	6,156.8	4,764.3	5,005.2	2,204.8	1,717.7	1,718.2	3,952.0	3,046.7	3,287.0
Retirement benefit accruals and other liabilities	2,454.1	2,440.1	2,493.2	2,427.7	2,415.4	2,467.7	26.4	24.8	25.5

Total liabilities	17,713.3	16,167.5	15,750.8	8,198.7	7,510.8	7,484.5	9,964.1	9,522.5	8,668.0

Common stock, $1 par value (issued shares at July 31, 2001—266,054,143)	1,864.3	1,864.4	1,860.7	1,864.3	1,864.4	1,860.7	268.6	258.6	255.3
Common stock in treasury	(1,424.8)	(1,439.0)	(1,438.5)	(1,424.8)	(1,439.0)	(1,438.5)
Unamortized restricted stock compensation	(18.1)	(10.9)	(15.4)	(18.1)	(10.9)	(15.4)
Retained earnings	4,216.4	4,117.2	4,101.9	4,216.4	4,117.2	4,101.9	1,285.2	1,152.1	1,123.9

Total	4,637.8	4,531.7	4,508.7	4,637.8	4,531.7	4,508.7	1,553.8	1,410.7	1,379.2
Accumulated other comprehensive income (loss)	(307.3)	(229.8)	(156.9)	(307.3)	(229.8)	(156.9)	(73.1)	(29.6)	(17.0)

Stockholders' equity	4,330.5	4,301.9	4,351.8	4,330.5	4,301.9	4,351.8	1,480.7	1,381.1	1,362.2

Total	$22,043.8	$20,469.4	$20,102.6	$12,529.2	$11,812.7	$11,836.3	$11,444.8	$10,903.6	$10,030.2

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended July 31

	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES
	Nine Months Ended July 31		Nine Months Ended July 31		Nine Months Ended July 31
Millions of dollars (Unaudited)
	2001	2000	2001	2000	2001	2000
Cash Flows from Operating Activities
Net income	$256.1	$414.4	$256.1	$414.4	$143.4	$133.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities	(473.1)	(213.2)	(974.7)	(668.0)	384.1	336.5

Net cash provided by (used for) operating activities	(217.0)	201.2	(718.6)	(253.6)	527.5	469.8

Cash Flows from Investing Activities
Collections of financing receivables	5,026.1	4,914.9	33.4	27.4	4,992.7	4,887.5
Proceeds from sales of financing receivables	1,640.6	878.9			1,640.6	878.9
Proceeds from maturities and sales of marketable securities	28.5	242.0		202.8	28.5	39.2
Proceeds from sales of equipment on operating leases	290.3	252.1	2.1	1.1	288.2	251.0
Cost of financing receivables acquired	(7,081.3)	(6,504.6)	(1.9)	(3.3)	(7,079.4)	(6,501.3)
Purchases of marketable securities	(55.6)	(45.5)			(55.6)	(45.5)
Purchases of property and equipment	(283.6)	(203.9)	(279.2)	(192.4)	(4.4)	(11.5)
Cost of operating leases acquired	(584.6)	(666.9)	(5.2)	(1.6)	(579.5)	(665.3)
Acquisitions of businesses, net of cash acquired	(264.1)	(621.9)	(259.0)	(620.4)	(5.1)	(1.5)
Increase in receivables with unconsolidated affiliates	(103.7)	(101.7)			(103.7)	(101.7)
Other	5.1	(14.4)	23.0	(8.7)	(43.2)	(19.5)

Net cash used for investing activities	(1,382.3)	(1,871.0)	(486.8)	(595.1)	(920.9)	(1,289.7)

Cash Flows from Financing Activities Increase (decrease) in short-term borrowings	(706.5)	1,406.1	361.3	489.4	(1,067.8)	916.7
Change in intercompany receivables/payables			73.8	(10.1)	(555.5)	6.5
Proceeds from long-term borrowings	3,783.4	2,345.0	553.7	751.9	3,229.8	1,593.1
Principal payments on long-term borrowings	(1,360.2)	(1,885.4)	(72.2)	(204.8)	(1,288.0)	(1,680.7)
Proceeds from issuance of common stock	7.0	15.4	7.0	15.4
Repurchases of common stock	(1.3)		(1.3)
Dividends paid	(154.9)	(154.4)	(154.9)	(154.4)	(10.0)	(15.0)
Other	(1.9)	(.5)	(1.9)	(.5)	9.4	13.9

Net cash provided by financing activities	1,565.6	1,726.2	765.5	886.9	317.9	834.5

Effect of Exchange Rate Changes on Cash	(5.3)	(.2)	(3.4)	(.4)	(1.9)	.2

Net Increase (Decrease) in Cash and Cash Equivalents	(39.0)	56.2	(443.3)	37.8	(77.4)	14.8
Cash and Cash Equivalents at Beginning of Period	291.7	295.5	639.7	229.1	200.3	183.8

Cash and Cash Equivalents at End of Period	$252.7	$351.7	$196.4	$266.9	$122.9	$198.6

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

    (2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

    Equipment Operations—These data include the Company's agricultural equipment, commercial and consumer equipment, construction and forestry (formerly construction equipment) and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

    Financial Services—These data include the Company's credit and health care operations.

    Consolidated—These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

    (3) An analysis of the Company's retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2001	2000	2001	2000
Balance, beginning of period	$4,196.7	$3,990.5	$4,117.2	$3,855.3
Net income	71.8	172.4	256.1	414.4
Dividends declared	(51.7)	(51.4)	(154.3)	(154.0)
Other	(.4)	(9.6)	(2.6)	(13.8)

Balance, end of period	$4,216.4	$4,101.9	$4,216.4	$4,101.9

    (4) Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2001	October 31 2000	July 31 2000
Raw materials and supplies	$550	$460	$426
Work-in-process	394	404	404
Finished machines and parts	1,933	1,667	1,961

Total FIFO value	2,877	2,531	2,791
Adjustment to LIFO basis	(952)	(978)	(1,066)

Inventories	$1,925	$1,553	$1,725

    (5) At July 31, 2001, the net unpaid balance of all retail notes previously sold by the Financial Services subsidiaries was $1,938 million and the Company's maximum exposure under all related recourse provisions was $179 million. At July 31, 2001, the Company had commitments of approximately $193 million for construction and acquisition of property and equipment.

    (6) John Deere B.V., located in the Netherlands, is an indirect wholly owned finance subsidiary of the Company. The securities of John Deere B.V. that are registered with the United States Securities and Exchange Commission are fully and unconditionally guaranteed by the Company.

    (7) Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2001	2000	2001	2000
Dividends declared	$.22	$.22	$.66	$.66
Dividends paid	$.22	$.22	$.66	$.66

    (8) Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2001	2000	% Change	2001	2000	% Change
Net sales and revenues:
Agricultural equipment*	$1,624	$1,619		$4,631	$4,329	+ 7
Commercial and consumer equipment	853	839	+ 2	2,156	2,330	- 7
Construction and forestry	546	649	- 16	1,554	1,622	- 4
Other	14	15	- 7	43	45	- 4

Total net sales	3,037	3,122	- 3	8,384	8,326	+ 1
Credit revenues	361	351	+ 3	1,088	963	+13
Other revenues	186	159	+17	569	472	+21

Total net sales and revenues**	$3,584	$3,632	- 1	$10,041	$9,761	+ 3

Operating profit***:
Agricultural equipment	$115	$158	- 27	$335	$332	+ 1
Commercial and consumer equipment	12	46	- 74	76	170	- 55
Construction and forestry	15	60	-75	46	151	-70
Credit	64	74	-14	209	194	+ 8
Other	(7)	(10)	- 30	(28)	(29)	- 3

Total operating profit**	199	328	-39	638	818	-22
Interest, corporate expenses-net and income taxes	(127)	(156)	-19	(382)	(404)	- 5

Net income	$72	$172	-58	$256	$414	-38

Identifiable assets:
Agricultural equipment				$4,703	$4,388	+ 7
Commercial and consumer equipment				2,482	2,251	+10
Construction and forestry				1,624	1,736	- 6
Credit				11,215	9,820	+14
Other				350	318	+10
Corporate				1,670	1,590	+ 5

Total assets				$22,044	$20,103	+10

* Additional intersegment sales of agricultural equipment	$19	$29	-34	$61	$75	-19
** Includes overseas equipment operations as follows:
Net sales	$725	$772	- 6	$2,159	$2,138	+ 1
Operating profit	22	47	-53	147	154	-5

    *** Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

    (9) A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Nine Months Ended July 31
	2001	2000
Net income	$256.1	$414.4
Average shares outstanding	234.7	234.2
Basic net income per share	$1.09	$1.77

Average shares outstanding	234.7	234.2
Effect of dilutive stock options	1.8	2.0

Total potential shares outstanding	236.5	236.2

Diluted net income per share	$1.08	$1.75

    Stock options to purchase 4.1 million shares during the first nine months of 2001 and 2.9 million during the first nine months of 2000 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

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

    (12) In the second quarter of 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure. The Statement was effective for sales of receivables after March 31, 2001 and will not have a material impact on the Company's financial position or net income.

    (13) FASB Statements, which have not been adopted, are included in Management's Discussion and Analysis on page 14.

    (14) In 2000, the Emerging Issues Task Force issued EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. The Task Force also decided that the costs for shipping and handling should either be classified as cost of sales or disclosure should be made of significant amounts included in other categories. The Company currently offsets the amounts billed to customers for shipping and handling with the related costs in cost of sales. The Company will adopt the revised accounting in the fourth quarter of 2001. The change is expected to increase sales and cost of sales by approximately 1 percent, with no effect on the Company's financial position or net income.

    (15) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2001	2000	2001	2000
Net income	$71.8	$172.4	$256.1	$414.4
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(25.4)	3.2	(41.4)	(31.4)
Unrealized gain (loss) on marketable securities	1.4	.4	3.3	(4.8)
Unrealized gain (loss) on derivatives	.4		(39.4)

Comprehensive income	$48.2	$176.0	$178.6	$378.2

    (16) In the first quarter of 2001, the Company acquired McGinnis Farms, Inc., a leading provider of products and services to landscape and irrigation professionals, for approximately $180 million. The acquisition has been accounted for as a purchase with the excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $140 million being amortized over 20 years. McGinnis Farms, Inc. is headquartered in Alpharetta, Georgia. During the first nine months, the Company also acquired The Vapormatic Company Limited, an agricultural equipment replacement parts distributor headquartered in Exeter, England, for $18 million and Great Dane Power Equipment, Inc., a manufacturer of mowing equipment headquartered in Jeffersonville, Indiana, for $14 million. The pro forma results of operations as if these acquisitions had occurred at the beginning of the fiscal year would not differ significantly from reported results.

    (17) On May 30, 2001, the Company announced that it had entered into an agreement to acquire Richton International Corporation, which requires approval by Richton's shareholders. A vote is presently scheduled on September 25, 2001. Under the terms of the agreement, the shareholders of Richton would have the option to exchange their shares for cash or shares of Deere & Company common stock totaling approximately $125 million. Richton's businesses include irrigation and computer related services and products.

    (18) On June 28, 2001, the Company announced a goal of reducing its salaried workforce in the United States by about eight percent, or 1,250 employees. As a part of the Company's overall value improvement effort, a voluntary special early retirement program will be offered to about 2,500 salaried employees. Eligible employees are, in general terms, those whose age and years of service add up to 80 or more by October 31, 2001. A one-time program expense, estimated to be $140 million after-tax, will be charged in the fourth quarter of fiscal 2001.

    (19) On August 27, 2001, the Company announced plans to exit the Homelite consumer products business included in the commercial and consumer equipment segment and restructure its construction and forestry segment as part of an effort to improve financial and operating performance. The actions would result in a pretax charge of up to $240 million, or $150 million after-tax, primarily in the Company's fiscal fourth quarter. The announcement affected consumer products such as blowers, trimmers and chain saws marketed by the Company under the Homelite brand. The John Deere line of professional hand-held and portable power equipment for commercial users would continue to be available through the Company's extensive dealer network. Also announced were plans to reduce manufacturing and marketing costs in the worldwide construction and forestry segment. These plans would reduce employment levels through the elimination of about 300 positions in addition to the salaried workforce reduction previously announced.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Deere & Company's worldwide net income was $71.8 million, or $.30 per share, for the third quarter and $256.1 million, or $1.08 per share, for the first nine months of 2001. This compares with net income of $172.4 million, or $.72 per share, and $414.4 million, or $1.75 per share, for the comparable periods last year. The Company's third-quarter results continued to reflect the general economic slowdown and low farm commodity prices. Although the Company remained profitable in the face of these difficult conditions, it is continuing to take aggressive actions to further strengthen its competitiveness and drive more efficient asset levels. These steps, which include additional production cutbacks and an early-retirement program previously announced, are expected to have an adverse impact on fourth-quarter financial results.

    Worldwide net sales and revenues were $3,584 million for the third quarter and $10,041 million for the first nine months of 2001, compared with $3,632 million and $9,761 million, respectively, last year. Net sales were $3,037 million for the third quarter and $8,384 million for nine months, compared with $3,122 million and $8,326 million, respectively, a year ago. Excluding acquisitions, both the quarter and year-to-date periods this year were negatively affected by lower sales of commercial and consumer equipment and of construction and forestry equipment. Sales for both 2001 periods were also hurt by the stronger U.S. dollar. Partially offsetting these factors were the impact of acquisitions and higher agricultural equipment sales for the nine-month period. Excluding acquisitions, net sales decreased 6 percent for the quarter and 3 percent year-to-date compared with last year. Overseas sales were 6 percent lower for the quarter and 1 percent higher for the nine months. Excluding the impact of the stronger U.S. dollar, overseas sales were flat for the quarter and up 8 percent year-to-date. Overall, the Company's physical volume of sales decreased 3 percent for the quarter, but was 2 percent higher for the first nine months.

    Worldwide Equipment Operations had net income of $30.6 million for the quarter and $123.7 million for the first nine months of 2001, compared with $117.5 million and $277.8 million, respectively, last year. The decreases were primarily due to lower sales and production volumes of both the commercial and consumer equipment and the construction and forestry segments, excluding acquisitions, as well as lower production and sales of large agricultural tractors during the third quarter. In addition, a planned increase in research and development expense, as well as start-up costs for the introduction of new products, and higher interest expense had a negative effect on this year's results. A slightly higher annual effective tax rate also had an adverse impact on the quarter. Partially offsetting these factors were lower pension and postretirement benefit costs and lower selling and administrative expenses net of acquisitions. Worldwide equipment operating profit, which excludes interest expense, taxes and certain other corporate expenses, was $128 million for the quarter and $413 million for the nine months this year, compared to $249 million and $610 million in the same periods last year. The decreases were primarily due to the operating factors mentioned above in addition to lower results from unconsolidated subsidiaries.

  •
  The worldwide agricultural equipment segment had operating profit of $115 million for the third quarter and $335 million for the year-to-date, compared with $158 million and $332 million in the same periods last year. The quarter's decrease was primarily due to the lower production and sales of large tractors, as well as a planned increase in research and development expense in addition to start-up and other costs associated with a record number of new products. Also having a negative effect for the quarter was the impact of a stronger U.S. dollar. Partially offsetting these factors were lower selling and administrative expenses and lower pension and postretirement benefit costs. Year-to-date results benefited from higher sales and production volumes and related manufacturing efficiencies.

  •
  Operating profit of the worldwide commercial and consumer equipment segment was $12 million for the third quarter and $76 million for the first nine months, compared with $46 million and $170 million in the same 2000 periods. Compared with last year, net sales were 2 percent higher for the quarter and 7 percent lower year-to-date. Excluding acquisitions, net sales decreased 7 percent for the quarter and 12 percent for nine months, primarily reflecting the impact of weaker economic conditions and unfavorable weather during the important spring selling season. In addition, a new process aimed at faster order fulfillment, which allows dealers to operate with lower inventories, had an adverse impact on year-to-date shipments. Operating profit decreased for both periods primarily due to the lower sales and production volumes and related manufacturing inefficiencies, as well as start-up costs associated with new products and new facilities.

  •
  Operating profit of the worldwide construction and forestry segment was $15 million for the third quarter and $46 million for the first nine months of 2001, compared with $60 million and $151 million, respectively, last year. Sales declined 16 percent for the quarter and 4 percent for the first nine months. Excluding the impact of Timberjack, acquired at the end of the second quarter last year, sales decreased 21 percent and 19 percent over the comparable periods. The decreases were primarily due to a weak economy and very competitive market conditions. In particular, sales to independent rental companies declined significantly from last year. Decreases in operating profit were primarily due to the lower sales and production volumes excluding Timberjack, higher sales-incentive costs and higher losses from unconsolidated subsidiaries.

  •
  Net income of the Company's credit operations was $41 million for the third quarter and $133 million for the first nine months of 2001, compared with $47 million and $124 million in the same periods last year. The decrease for the quarter was primarily due to lower gains from sales of retail notes and higher receivable write-offs. The increase for the year-to-date, compared with the same period last year, was primarily due to higher income from a larger average portfolio. Total revenues of the credit operations increased 3 percent from $351 million in the third quarter of 2000 to $363 million in the current quarter and increased 13 percent in the first nine months from $965 million last year to $1,095 million this year. The average balance of receivables and leases financed was 7 percent higher in the third quarter and 12 percent higher in the first nine months of 2001, compared with the same periods last year. Interest expense decreased 3 percent in the current quarter and increased 12 percent in the first nine months of 2001, compared with 2000. The increase in the first nine months was primarily a result of an increase in average borrowings. The credit operations' consolidated ratio of earnings to fixed charges was 1.51 to 1 for the third quarter this year, compared with 1.54 in the same period last year. The ratio was 1.50 to 1 for the first nine months this year, compared with 1.51 in the first nine months of 2000.

  •
  The Company's other businesses had operating losses of $7 million for the quarter and $28 million for the first nine months, compared with operating losses of $10 million and $29 million for last year's comparable periods. Results for both years were adversely affected by costs related to the development of new products and by goodwill amortization of the special technologies group. Partially offsetting these factors were improved results of the health care operations.

Additional information on business segments is presented in Note 8 to the interim financial statements.

    The cost of sales to net sales ratio for the third quarter and first nine months of 2001 were 82.6 percent and 81.1 percent, respectively, compared to 79.7 percent and 79.8 percent in the same periods last year. The increases were primarily due to manufacturing inefficiencies related to lower production and sales of both the commercial and consumer equipment and construction and forestry segments, excluding acquisitions, as well as lower production and sales of large agricultural tractors and start-up costs for the introduction of new products. Research and development expenses also increased in the third quarter and first nine months this year, compared to last year, due to the increased number of new products. Health care premiums and fees and related health care claims and costs increased in the current quarter and first nine months this year, compared to last year, primarily from increases in volume due to enrollment gains. Interest expense increased in the current quarter and first nine months this year, compared to the prior year, primarily due to higher average borrowings. Other operating expenses increased in both periods this year, compared to last year, primarily as a result of an increase in the depreciation of equipment on operating leases due to the growth in the credit operations' average portfolio and increased costs of services. Other income increased in the first nine months of this year, compared to last year, primarily due to gains on the sales of certain property and equipment and increased sales of retail notes. Other income decreased in the third quarter primarily due to decreased sales of retail notes.

Market Conditions and Outlook

    Based on present market conditions outlined below, as well as management's year-end asset targets, the Company's physical volume of sales is currently forecast to be down 14 percent for the fourth quarter and 2 percent for the full year. Without the effect of acquisitions in either year, physical volume is projected to decline by 16 percent in the fourth quarter and 5 percent for the full year. Company profit margins will be under significant pressure due in part to these reduced production levels. As a result of these factors, the Company currently projects breakeven performance for the full year, including the estimated $140 million after-tax cost of the early-retirement program.

  •
  Agricultural Equipment. Weak grain market fundamentals are keeping farm machinery demand at a relatively low level this year, although sales of many types of smaller equipment have been strong. As a result, the Company continues to expect overall industry retail sales of farm equipment in North America to be flat to up slightly compared with last year's modest levels.

    In Europe, the outlook has improved slightly due to an easing of concerns over the foot and mouth disease situation. Industry retail sales there are now expected to decline by 10 percent from last year. The overall outlook for markets in Latin America, Australia and Asia has deteriorated slightly and is now projected to be down by 5 percent in 2001. Drought conditions in Australia are largely responsible for the change in outlook for this region.

    In the interest of reaching year-end asset goals, the Company is undertaking additional farm machinery production cutbacks in the fiscal fourth quarter. Production of large tractors at the Waterloo manufacturing complex will be shut down for as long as six weeks in the period, while the output of combines, cotton-pickers and other products is being reduced as well. In all, Company agricultural equipment factories in North America are projected to be idled for almost one-fourth of the available days in the fourth quarter.

  •
  Commercial and Consumer Equipment. The Company's year-to-date sales have been negatively affected by the slow economy and by adverse weather in the spring. This year's weak markets, as well as adoption of the less asset-intensive order-fulfillment process, are leading to further production cutbacks in the fourth quarter. In this regard, the Horicon, Wisconsin, factory for premium lawn equipment will be shut down for about one month and overall segment production for the quarter is expected to be about 40 percent below last year's levels. As a result, shipments of the Company's commercial and consumer equipment for 2001 are expected to remain well below prior-year levels.

  •
  Construction and Forestry. In an environment in which the North American economy is experiencing very little growth, residential and non-residential construction is expected to be weaker in the remainder of the fiscal year. In addition, purchases by independent rental companies, an important customer of John Deere construction equipment, are sharply below last year's levels and expected to remain weak. At the same time, global sales of forestry products are forecast to continue running well below year-earlier levels in response to soft economic conditions. In light of these circumstances, the Company continues to believe that industry retail sales of forestry and construction equipment for 2001 will be 20 to 25 percent lower than last year and that pricing will remain under pressure. The Company's construction equipment factories, which use the estimate-to-cash order-fulfillment process and produce in line with retail demand, are expected to be down about one-third of equivalent production days in the final quarter of the year.

  •
  Credit. The Company's credit operations are expected to continue benefiting from growth in the receivable portfolio, but at a slower rate than earlier in the year.

    The Company is determined to achieve better alignment between levels of equipment production and retail sales and is taking further actions to curtail production in light of the continued depressed market conditions. While working in support of improved performance in the future, these steps will sharply reduce profit in the fourth quarter. See Notes (18) and (19) to the interim financial statements.

FASB Statements to be Adopted

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, which requires the purchase method of accounting for business combinations and eliminates the pooling method effective June 30, 2001. In June 2001, the FASB also issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 to not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company must adopt this Statement by the first quarter of 2003. In 2000, the Company had goodwill amortization of $44 million pretax and $40 million after-tax. In the third quarter and first nine months of 2001, the Company had goodwill amortization of $14 million pretax ($13 million after-tax) and $41 million pretax ($38 million after-tax), respectively. In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related asset. Except for the discontinuance of the amortization of goodwill under FASB Statement No. 142, these Statements are not expected to have a material effect on the Company's financial position or net income.

Safe Harbor Statement

    Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under "Market Conditions and Outlook," "Financial Instrument Risk Information" and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties affect particular lines of business, while others could affect all the Company's businesses.

    The estimated fourth quarter charge related to the special early retirement program depends on, among other things, the number of eligible employees accepting the offer. The accounting impact resulting from exiting the Homelite business is also subject to uncertainties. A change in the Company's tax rate would affect these and other issues.

    The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather and soil conditions, real estate values, the level of government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include the outlook for harvest, prices realized by farmers for their crops and livestock, weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. Further outbreaks of "mad cow" or "foot-and-mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports.

    The Company's outlook for its commercial and consumer equipment sales are affected by general economic conditions in the United States, consumer and commercial confidence and weather conditions. Other important assumptions include continued consumer acceptance of the Company's new products and a continuation of existing consumer borrowing patterns.

    The number of housing starts is especially important to sales of the Company's construction equipment. The results of the Company's construction and forestry segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

    All of the Company's businesses are affected by general economic conditions in the global markets in which the Company operates, interest and currency exchange rates, as well as monetary and fiscal policies (including actions by the Federal Reserve Board); actions of competitors in the various industries in which the Company competes, particularly price cutting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and availability; labor relations; changes to accounting standards; and legislation affecting the sectors in which the Company operates.

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

Equipment Operations

    The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for trade receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided from operations are supplemented from external borrowing sources. In the first nine months of 2001, negative cash flows from operating activities of $719 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The cash requirement for operating activities, along with the requirements for purchases of property and equipment, acquisitions of businesses and payment of dividends, were provided primarily from an increase in borrowings. Cash and cash equivalents decreased during the period.

    Negative cash flows from operating activities in the first nine months of 2000 of $254 million resulted primarily from increases in trade receivables and inventories. Partially offsetting these operating cash outflows were positive cash flows from net income and an increase in accounts payable and accrued expenses. The cash requirement for operating activities, along with the requirements for acquisitions of businesses, purchases of property and equipment and payment of dividends, were provided primarily from an increase in borrowings and sales of marketable securities. Cash and cash equivalents increased during the first nine months of 2000.

    Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables held by the Equipment Operations increased $366 million during the first nine months of 2001 primarily due to a seasonal increase and acquisitions. Compared to a year ago, trade receivables decreased $92 million. The ratios of net trade accounts and notes receivable to the last 12 months' net sales were 31 percent at July 31, 2001, compared to 28 percent at October 31, 2000 and 34 percent at July 31, 2000. Agricultural equipment receivables increased $97 million, while construction and forestry receivables decreased $100 million, commercial and consumer equipment receivables decreased $87 million and special technologies receivables decreased $2 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 9 percent, 8 percent and 8 percent at July 31, 2001, October 31, 2000 and July 31, 2000, respectively.

    Inventories at July 31, 2001 increased by $372 million during the first nine months and $200 million compared to one year ago, reflecting a seasonal increase in the first nine months, higher sales volumes of the agricultural equipment segment, the introduction of new products, the implementation of the new order fulfillment process for commercial and consumer equipment products aimed at reducing dealer inventories, and acquisitions. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. Inventories valued on an approximate current cost basis increased by 3 percent from a year ago.

    Total interest-bearing debt of the Equipment Operations was $3,521 million at July 31, 2001, compared with $2,645 million at the end of fiscal year 2000 and $2,730 million at July 31, 2000. The ratio of total debt to total capital (total interest bearing debt and stockholders' equity) was 45 percent, 38 percent and 39 percent at July 31, 2001, October 31, 2000 and July 31, 2000, respectively.

    During the first nine months of 2001, the Equipment Operations issued $300 million of 7.125% notes due in 2031 and $250 million of 5 7/8% notes due in 2006. These operations also retired $66 million of medium-term notes.

Financial Services

    The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

    During the first nine months of 2001, the aggregate cash provided from operating and financing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $527 million in the first nine months of this year. Cash provided by financing activities totaled $318 million in the first nine months, resulting primarily from an increase in total borrowings. Cash used by investing activities totaled $921 million in the first nine months of 2001, primarily due to the cost of financing receivables and leases acquired exceeding the collections of financing receivables by $2,666 million, partially offset by $1,641 million of proceeds from the sales of retail notes. Cash and cash equivalents decreased $77 million during the period.

    During the first nine months of 2000, the aggregate cash provided from operating and investing activities was used primarily to increase financing receivables and leases. Cash provided from Financial Services operating activities was $470 million in the first nine months of last year. Cash provided by financing activities totaled $835 million in the first nine months of 2000, resulting from an increase in total borrowings. Cash used for investing activities totaled $1,290 million in the first nine months of 2000, primarily due to the cost of financing receivables and leases exceeding collections by $2,279 million, partially offset by $879 million of proceeds from the sales of retail notes. Cash and cash equivalents increased $15 million during the first nine months of 2000.

    Financing receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-related customers, revolving charge accounts, wholesale notes receivable, operating loans, and financing and operating leases. During the first nine months of 2001 and the past 12 months, these receivables and leases increased by $328 million and $1,167 million, respectively, due to the cost of receivables and leases acquired exceeding collections and sales of receivables. Acquisitions of financing receivables and leases increased 7 percent in the first nine months of 2001, compared with the same period last year. Acquisition volumes of retail notes, revolving charge accounts and operating loans were higher in the first nine months of 2001, compared to the same period last year. Financing receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $12,366 million at July 31, 2001, compared with $12,223 million at October 31, 2000 and $11,650 million at July 31, 2000. At July 31, 2001, the unpaid balance of all retail notes previously sold was $1,938 million, compared with $2,123 million at October 31, 2000 and $2,390 million at July 31, 2000.

    Total outside interest-bearing debt of the credit subsidiaries was $8,716 million at July 31, 2001, compared with $7,878 million at the end of fiscal year 2000 and $7,522 million at July 31, 2000. Total outside borrowings increased during the first nine months of 2001 and the last 12 months, generally corresponding with the level of the financing receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 6.5 to 1 at July 31, 2001, compared with 6.7 to 1 at October 31, 2000 and 6.2 to 1 at July 31, 2000.

    During the first nine months of 2001, the credit operations issued $2,812 million of medium-term notes, $200 million of floating rate notes due in 2003 and $218 million of other miscellaneous long-term borrowings. These operations also retired $850 million of medium-term notes, $200 million of 5.85% notes due in 2001 and $238 million of other miscellaneous long-term borrowings.

Consolidated

    The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,769 million at July 31, 2001, $1,592 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,113 million.

    Stockholders' equity was $4,331 million at July 31, 2001, compared with $4,302 million at October 31, 2000 and $4,352 million at July 31, 2000. The increase of $29 million in the first nine months of 2001 resulted primarily from net income of $256 million, partially offset by dividends declared of $154 million, a change in the cumulative translation adjustment of $41 million and an unrealized loss on derivatives of $39 million. This loss on derivatives was primarily due to an unrealized loss on interest rate swaps (pay fixed rates / receive floating rates) hedging the interest costs of the credit operations' short-term borrowings resulting from a decrease in interest rates. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by lower future interest expense on the credit operations' short-term borrowings, which will be based on the lower interest rates.

    The Company has established a new Financial Services subsidiary, Deere Capital, Inc., which will, among other things, purchase trade receivables from the Equipment Operations. These purchases will begin on or about the end of the fiscal year. Administration and servicing of the trade receivables will also be transferred from the Equipment Operations to Financial Services.

    The Board of Directors on August 29, 2001 declared a quarterly dividend of 22 cents per share payable November 1, 2001 to stockholders of record on September 30, 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENT RISK INFORMATION

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

    The gains or losses in the following table represent the changes in the financial instruments fair values which would be caused by instantaneously decreasing the interest rates by 10 percent of the current market rates at July 31, 2001. The gains or losses in fair values would have been as follows in millions of dollars:

Fair Value Gains (Losses) July 31, 2001
Marketable securities	$1
Financing receivables	46
Interest rate swaps related to short-term borrowings	(14)
Long-term borrowings and related swaps:
Equipment Operations borrowings	(101)
Financial Services borrowings	(22)
Interest rate and foreign currency swaps	15

Total	$(75)

Tabular Information

    The following foreign exchange forward contracts held by the Company at July 31, 2001 related to certain currency exposures. Substantially all contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars follow:

	Average Contractual Rate*	Notional Amount	Fair Value Gains (Losses)
Buy US$ / Sell Euro	1.1607	$302	$(6.0)
Buy US$ / Sell Australian Dollar	1.9340	192	2.9
Buy US$ / Sell Canadian Dollar	1.5330	182.1
Buy Euro / Sell US$	1.1383	132	(.1)
Buy US$ / Sell Swedish Krona	10.6626	54	(.4)
Buy Swiss Franc / Sell Euro	1.5055	33.2
Other Contracts		131

Total		$1,026	$(3.3)

*
Currency per United States dollar (US$)

    At July 31, 2001, the Company had $66 million of foreign exchange purchased options with a fair value loss of $.9 million. All options mature in less than one year.

    The Company held certain financial instruments in currencies other than the functional currencies. These amounts and related currency swaps in millions of dollars at July 31, 2001 were as follows:

	Expected Maturity Date
Functional Currency (FC)	Last 3 Mos. 2001	2002	2003	2004	2005	2006	Total	Fair Values
Euro (FC)
Short-term borrowings (US$)	$378						$378	*
Average interest rates	3.7%
Short-term borrowings (Swiss Franc)	$33						$33	*
Average interest rates	3.3%
Long-term borrowings (US$)						$250	$250	*
Fixed interest rate						5.9%
Currency swaps
Notional amount						$170	$170	$8
Buy US$/Sell Euro
Contract rate						1.1073
Currency swap
Notional amount						$97	$97	$.5
Buy Euro/Sell Swedish Krona Contract rate						9.2300
Australian Dollar (FC)
Short-term borrowings (US$)	$182						$182	*
Average interest rates	3.8%
Canadian Dollar (FC)
Short-term borrowings (US$)	$38						$38	*
Average interest rates	3.8%
Brazilian Real (FC)
Financing receivables (US$)	$4	$17	$7	$4	$3		$35	*
Fixed average interest rates	11.7%	10.8%	10.6%	10.6%	10.5%
Long-term borrowings (US$)	$3	$16	$8	$6	$5	$2	$40	*
Fixed average interest rates	6.8%	6.8%	6.8%	7.0%	7.1%	7.1%

*
These fair values were approximately equal to the values in the total column.

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

  (b)
  Reports on Form 8-K

    Current Report on Form 8-K dated May 7, 2001 (Item 9).
    Current Report on Form 8-K dated May 15, 2001 (Item 7).
    Current Report on Form 8-K dated June 6, 2001 (Item 9)
    Current Report on Form 8-K dated June 28, 2001 (Item 7)
    Current Report on Form 8-K dated July 2, 2001 (Item 7).
    Current Report on Form 8-K dated July 5, 2001 (Item 9).
    Current Report on Form 8-K dated July 17, 2001 (Item 9).
    Current Report on Form 8-K dated July 20, 2001 (Item 7).

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY
Date: September 13, 2001	By:	/s/ Nathan J. Jones Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number
2	Not applicable
3	Not applicable
4	Not applicable
10	Not applicable
11	Not applicable
12	Computation of ratio of earnings to fixed charges
15	Not applicable
18	Not applicable
19	Not applicable
22	Not applicable
23	Not applicable
24	Not applicable
99	Not applicable

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS