Form 10-K405
period 2001-10-31
DEERE & CO
filed 2001-12-21
CIK 315189

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       __________________________________

                                  FORM 10-K 405
                       __________________________________

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

       Title of each class                              Name of each exchange on
                                                        which registered
       Common stock, $1 par value                       New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Frankfurt (Germany)
                                                        Stock Exchange
       5-7/8% Debentures Due 2006 (issued by John       New York Stock Exchange
           Deere B.V., a wholly-owned subsidiary, and
           guaranteed by Deere & Company)
       8.95% Debentures Due 2019                        New York Stock Exchange
       8-1/2% Debentures Due 2022                       New York Stock Exchange
       6.55% Debentures Due 2028                        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No___
      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at November 30, 2001 was $9,411,956,183. At November 30, 2001, 237,381,340 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 27, 2002 are incorporated by reference in Part III.

================================================================================

PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

         The agricultural equipment segment manufactures and distributes a full line of farm equipment -- including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated agricultural management systems technology.

         The commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses -- including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

         The construction and forestry segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting--including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

         The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

         The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

John Deere's worldwide agricultural equipment; commercial and consumer equipment; construction and forestry and special technologies operations are sometimes referred to as the "Equipment Operations." The credit and health care operations are sometimes referred to as "Financial Services."

Additional information is presented in the discussion of business segment and geographic area results on pages 23-25, 27, and 40-42. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

Market Conditions and Outlook

In these economically uncertain times, the Company is reinforcing its efforts to maintain lean asset levels and to make a substantial improvement in its cost structure. At the same time, the Company is continuing to move ahead aggressively with the introduction of advanced new products and technologies, helping to set the stage for a strong recovery in the Company's results when its key markets resume their growth.

Based on the market conditions outlined below, net sales are currently forecast to be down 3 to 7 percent for the first quarter of 2002 compared to the same period in 2001. Operating profit (income before interest expense, foreign exchange gains and losses, income taxes and corporate expenses) in the equipment divisions will be under significant pressure due in part to reduced production levels and are expected to range from a negative 7 percent to negative 9 percent of sales. For the full year, equipment sales are expected to be flat to up slightly from 2001 levels with operating profit margins projected to be from a positive 1 percent to negative 1 percent of sales. The projected annual operating margin includes an anticipated two percentage-point reduction associated with the carrying costs of equipment trade receivables sold to the credit operations. Consolidated results, however, will not be affected by such sales.

Agricultural Equipment. Despite a continuation of relatively low grain prices, retail sales of farm machinery experienced growth in 2001, particularly in the area of smaller equipment. Farm income was helped by strength in the livestock and dairy sectors and by a continuation of substantial government payments. Farm fundamentals are not expected to change significantly in 2002, although the global supply and demand situation for key commodities should keep prices in check and prevent any improvement in U.S. grain exports. In this environment, the Company expects overall industry retail sales of farm equipment in the United States and Canada to be flat to down about 5 percent in 2002.

In Europe, the farm outlook is slightly better due to somewhat stronger livestock and dairy markets as well as generally higher crop prices than in the U.S. and Canada. At the same time, the concerns over foot and mouth disease that affected European farm machinery sales in 2001 have largely abated. As a result, industry retail sales in Europe are expected to be flat to up slightly for 2002. John Deere is targeting improved sales in Europe this year due in large part to a record number of new products being introduced to the region's agricultural markets.

In Latin America, farm machinery sales are expected to be slightly higher next year due mainly to improvement in Mexico and further growth in Brazil.

Last year, Company factories produced large tractors and combines at high rates in the first quarter. However, in the interest of operating with lower asset levels, Deere is making substantial production cutbacks of these products in the first quarter of fiscal 2002. In all, production tonnage at company agricultural equipment factories in U.S./Canada is expected to be down about 20 percent in relation to the first quarter of last year.

Commercial & Consumer Equipment. Excluding the impact of acquisitions and divestitures, shipments of the Company's commercial and consumer equipment are projected to be down 5 to 10 percent in 2002. The expected decline will result from low levels of consumer confidence and a weakening economy, coupled with further steps to reduce asset levels. Segment results are expected to benefit from a number of new and innovative products that are coming to market during the year as well as from growth in new businesses.

Construction & Forestry. With economic weakness expected to spread, residential and non-residential construction activity is projected to be significantly lower in 2002. At the same time, purchases by independent rental companies are expected to experience further severe weakness leaving them as much as 90 percent below their year-2000 highs. Global sales of forestry products are forecast to continue running lower than year-earlier levels in response to soft economic conditions. In light of these circumstances, the Company believes that industry retail sales of construction and forestry equipment for 2002 will be 10 to 15 percent lower than the prior year and that pricing will remain under pressure. Production tonnage at the Company's construction equipment factories is expected to be about 36 percent lower than prior year levels in the first quarter. Despite continued weakness in core markets, the Company's construction and forestry operations are expected to benefit from aggressive restructuring actions and new products.

Credit Operations. Company credit operations are expected to benefit from continued growth in the receivable portfolio and additional note sales. The segment's net income for 2002 will benefit by about $80 million from servicing fees associated with last year's transfer and the ongoing purchase of John Deere equipment trade receivables.

2001 Consolidated Results Compared with 2000

The Company had a net loss of $64 million, or $.27 per share diluted ($.27 per share basic), for 2001. Affecting this year's results were charges of $217 million, or $.91 per share, related to early retirement programs, the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations. Excluding these special items, income for the year was $153 million, or $.64 per share compared with net income of $486 million, or $2.06 per share diluted ($2.07 per share basic), last year. In addition, results for the year were negatively affected by weakness in the Company's major markets and by deep production cutbacks, particularly during the fourth quarter, aimed at achieving more efficient asset levels. Net sales and revenues were $13,293 million in 2001, compared with $13,137 million in 2000. Net sales of the equipment operations were $11,077 million this year, compared to $11,169 million last year.

The Company's Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had a net loss of $238 million in 2001. Excluding the costs of the Equipment Operations' special items noted above, these operations had a loss of $23 million for the year, compared with income of $311 million last year. Results without special items were adversely affected by the manufacturing inefficiencies resulting from lower production volumes of commercial and consumer equipment and the construction and forestry segments, as well as the fourth quarter production cutbacks in the agricultural equipment segment. In addition, higher research and development costs and start-up costs associated with new products had a negative impact on the results. Also having an adverse effect were the stronger U.S. dollar, higher interest costs and a less favorable tax rate. Partially offsetting these items were lower pension and postretirement benefit costs. Trade receivables and inventories were also reduced by approximately $400 million in 2001, excluding acquisitions, with the bulk of the decline in the fourth quarter.

Net income of the Company's Financial Services operations in 2001 was $192 million, compared with $173 million in 2000. Additional credit operations information is presented on pages 24, 27 and 28. Health care premiums and fees, and related health care claims and costs increased this year primarily from increases in enrollment.

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

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to

John Deere. A large proportion of the Equipment Operations' total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self- propelled combines and self-propelled cotton pickers.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment. The Equipment Operations also incur costs to finance sales to dealers in advance of seasonal demand. The Equipment Operations often encourage early retail sales decisions for both new and used equipment, by waiving retail finance charges or offering low-rate financing, during off-season periods and in early order promotions.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors, the competitive environment is undergoing significant change.

Commercial and Consumer Equipment

John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, front mowers and small utility vehicles. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers, snow throwers and other outdoor power products. (As of November 1, 2001, design, manufacture and distribution of skid-steer loaders and related attachments were transferred to the construction and forestry segment from the commercial and consumer equipment segment.) Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

The division sells entry-level lawn, yard and garden tractors and walk-behind mowers under the name "Sabre by John Deere" in North America. The division also sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name. The division also builds products for sale by others. Beginning in 1999, the Company has built products under the Scott'sTM brand for sale through Home Depot stores.

In 2001, the Company announced plans to exit the consumer hand-held products business. These products had been sold primarily under the Homelite brand.

Also in 2001, the Company acquired the businesses of Richton International Corporation, McGinnis Farms, Inc. and Great Dane Power Equipment, Inc. The primary business of Richton is the distribution of its Century Rain Aid irrigation equipment through 210 locations in North America. The principal business of McGinnis Farms, with 50 locations in the southeastern and south-central United States, is the distribution of nursery products, landscape supplies and irrigation equipment to landscape service professionals. The Company will combine the Century Rain Aid distribution business with the McGinnis Farms business into John Deere Landscapes, Inc. Great Dane is a manufacturer of commercial mowing equipment.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders and articulated dump trucks, forklifts, landscape loaders, log skidders, wheel and track log feller bunchers, trailer mounted log loaders, log forwarders, wheel and track log harvesters, track log loaders and a variety of attachments. (As of November 1, 2001, design, manufacture and distribution of skid-steer loaders and related attachments were transferred to the construction and forestry segment from the commercial and consumer equipment segment.)

Today, this segment provides sizes of equipment that compete in over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. These construction, earthmoving and material handling machines are distributed under the Deere brand name. This segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under both the Deere and Timberjack brand names. In addition to the equipment manufactured by the construction equipment division, John Deere purchases certain products from other manufacturers for resale.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

The Company and Hitachi Construction Machinery Co., Inc. of Japan ("Hitachi") have a joint venture for the manufacture of hydraulic excavators in the United States and Mexico. Beginning in November, 2001, the Company began distributing Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving and material handling products manufactured by John Deere in the United States are distributed by Hitachi in Japan and other Far East markets.

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

In the year 2002, the Company will complete the transfer of the engineering, production, and marketing of its skid-steer loader product line from Loudon, Tennessee, to the Company's factory in Dubuque, Iowa. In connection with the transfer, the construction and forestry segment will incur charges of approximately $30 million, primarily in the first quarter.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $590 million, or 5.3 percent of net sales of equipment in 2001, and $542 million, or 4.9 percent in 2000.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 27 factory locations and lease and operate three factory locations, which contain approximately 30.7 million square feet of floor space. Of these 30 factories, ten are devoted primarily to agricultural equipment, eight to commercial and consumer equipment, three to non-forestry construction equipment, one to engines, one to hydraulic and power train components, two to special technology equipment and five to forestry equipment. Overseas, the Equipment Operations own and operate: agricultural equipment factories in Argentina, France, Germany, Mexico, The Netherlands, Brazil and South Africa; engine factories in Argentina, France and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany, Mexico and The Netherlands; and forestry equipment factories in Finland, Sweden and New Zealand. These overseas factories contain approximately 10.1 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China, India and the United States, an industrial truck manufacturer in South Africa and a joint venture that builds construction excavators in the United States.

John Deere's facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy anticipated retail demand. The Equipment Operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain viable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market requirements. Common manufacturing facilities and techniques are employed in the production of components for agricultural, commercial and consumer and construction and forestry equipment.

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

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations' capital expenditures totaled $480 million in 2001 compared with $399 million in 2000 and $291 million in 1999. Provisions for depreciation applicable to these operations' property, plant and equipment during these years were $295 million, $280 million and $268 million, respectively. Capital expenditures for these operations in 2002 are currently estimated to approximate $400 million. The 2002 expenditures will be associated with new products, factory and operations improvement programs and the manufacture and marketing of products in new markets such as Mexico, India, China and Brazil. Future levels of capital expenditures will depend on business conditions.

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

Marketing

In the United States and Canada, the Equipment Operations, excluding certain consumer product lines, distribute equipment and service parts through the following facilities (collectively called sales branches): one agricultural equipment sales and administration office supported by seven agricultural equipment sales branches; one construction, earthmoving, material handling and forestry equipment sales and administration office; and one commercial and consumer equipment sales and administration office.

In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3323 dealer locations, most of which are independently owned. Of these, 1600 sell agricultural equipment, while 489 sell construction, earthmoving, material handling and/or forestry equipment. Some of these are owned by Nortrax Inc. and Nortrax II, Inc., entities in which the Company has minority interests. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 1234 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, the Sabre and Scott'sTM product lines are sold through independent dealers and various general and mass merchandisers.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 160 countries by sales branches located in five European countries, South Africa, Mexico, Brazil, Argentina, Uruguay and Australia, by export sales branches in Europe and the United States, and by associated companies doing business in the former Soviet Union and China. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside North America, construction, earthmoving, material handling and forestry equipment is sold primarily by export sales offices located in the United States, Brazil, Singapore and Sweden.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods to dealers. In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Financial Services. A significant portion of newly originated United States trade receivables will be sold to Financial Services on an ongoing basis. Total trade accounts and notes receivable were $2.9 billion at October 31, 2001 compared with $3.2 billion at October 31, 2000 and $3.3 billion at October 31, 1999. At those dates, the ratios of worldwide trade accounts and notes receivable to fiscal year net sales, were 26 percent, 28 percent and 34 percent, respectively. The highest month-end balance of such receivables during each of the past two fiscal years was $4.0 billion at April 30, 2001 and $3.9 billion at March 31, 2000. Additional information appears in Notes 1 and 7 to the Consolidated Financial Statements.

Special Technologies Group

The Special Technologies Group (STG) consists of four operating units that offer a range of electronic, wireless-communication, information-system and Internet-related products and services to the Company and outside customers. STG's purpose is to integrate advanced technology into John Deere equipment and to make such advancements directly available to customers through a variety of business relationships and ventures. One STG unit, Phoenix International, makes electronic devices that control and monitor a variety of mobile-equipment functions. Another, AGRIS Corporation, is the world's leading supplier of information-management systems for agribusinesses. NavCom develops systems for tracking the exact position of vehicles, and for transmitting data to and from vehicles on the move. John Deere Information Systems provides information-technology products and services to John Deere dealers.

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company's credit subsidiaries (collectively referred to as the Credit Companies) provide and administer financing for retail purchases of new and used equipment manufactured by the Company's agricultural equipment, commercial and consumer equipment, and construction and forestry divisions. Deere & Company and John Deere Construction & Forestry Company are referred to as the "sales companies." John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company's Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts and operating loans through merchants or farm input providers in the agricultural, construction and forestry, and lawn and grounds care markets as well as insured international export financing products (revolving charge accounts and operating loans) and, additionally, provide wholesale financing for inventories of John Deere engines and John Deere agricultural and construction and forestry equipment owned by dealers of those products (wholesale notes).

Retail notes acquired by the sales companies are immediately sold to the Credit Companies. The Equipment Operations are the Credit Companies' major source of business, but in some cases, retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies offer retail leases to equipment users in the United States. A small number of leases are executed with units of local government. Leases are usually written for periods of two to five years, and frequently contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and John Deere Limited.

The Credit Companies' terms for financing equipment retail sales (other than smaller items purchased through unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and construction and forestry equipment and 10 percent on lawn and grounds care equipment used for personal use. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the sales companies equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2001 and 2000, the Capital Corporation's ratios were 1.53 to 1 and
1.48 to 1, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation's consolidated tangible net worth at not less than $50 million. These arrangements are not intended to make the Company responsible for the payment of any indebtedness, obligation or liability of the Capital Corporation or any of its direct or indirect subsidiaries. No payments were necessary under this agreement in 2000 or 2001. Additional information on the Credit Companies appears on pages 24, 27 and 28.

Overseas. The Credit Companies offer equipment financing products in Argentina, Australia, Brazil, Finland, France (through a joint venture), Germany, Luxembourg, Mexico, New Zealand, Sweden and the United Kingdom. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company's expertise in the field of health care, which had been developed from efforts to control its own health care costs. John Deere Health currently provides health management programs and related administrative services, through its health maintenance organization subsidiary, John Deere Health Plan, Inc., for companies located in Illinois, Iowa, Tennessee and Virginia. At October 31, 2001, approximately 506,000 individuals were enrolled in these programs, of which approximately 72,800 were John Deere employees, retirees and their dependents.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites currently owned. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. With respect to recently acquired properties, the Company cannot be certain that it has identified all adverse environmental conditions. The Company expects that it will acquire additional properties in the future.

EMPLOYEES

At October 31, 2001, John Deere had approximately 45,100 full-time employees, including approximately 28,400 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 35% percent of John Deere's United States employees. Most of the Company's United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

The majority of employees at John Deere manufacturing facilities in Canada and overseas are also represented by unions.

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


=========================================================================================================================
Name, age and office (at December 31, 2001),                Principal occupation during last five years other
and year elected to office                                  than office of the Company currently held
-------------------------------------------------------------------------------------------------------------------------
Robert W. Lane       52    Chairman, President       2000   2000 President and Chief Executive Officer; 1999-2000
                           and Chief Executive                 Division President; 1998-99 Senior Vice President, Ag
                           Officer                             Division, and Managing Director, Region II (Europe, Africa
                                                               and the Middle East); 1996-98 Senior Vice President and
                                                               Chief Financial Officer; 1995-96 Senior Vice President, Ag
                                                               Division
-------------------------------------------------------------------------------------------------------------------------
Samuel R. Allen      48    Senior Vice President     2001   1999-2001 Vice President Region I (Latin America, the Far
                                                               East, Australia and South Africa); 1998 Manager, Worldwide
                                                               Engine Manufacturing Operations; 1995-98 Manager, Engine
                                                               Manufacturing Operations
-------------------------------------------------------------------------------------------------------------------------
David C. Everitt     49    Division President        2001   1999-2000 Senior Vice President, Region II (Europe, Africa and
                                                               the Middle East); 1996-99 Vice President, Region I (Latin
                                                               America, the Far East, Australia and South Africa);
-------------------------------------------------------------------------------------------------------------------------
James R. Jenkins     56    Senior Vice President     2000   1999 and prior, Vice President, Secretary and General
                           and General Counsel                 Counsel, Dow Corning
-------------------------------------------------------------------------------------------------------------------------
John J. Jenkins      56    Division President        2000   1997-2000 President, John Deere Health Care; 1999-2000 also
                                                               Executive Sponsor, SAP*; 1995-97, Vice President &
                                                               Comptroller
-------------------------------------------------------------------------------------------------------------------------
Nathan J. Jones      45    Senior Vice President     1998   1995-98 Vice President and Treasurer
                           and Chief Financial
                           Officer
-------------------------------------------------------------------------------------------------------------------------
John K. Lawson       61    Senior Vice President     1996   1995-96 Division President
-------------------------------------------------------------------------------------------------------------------------
Pierre E. Leroy      53    Division President        1996   1994-96 Senior Vice President and Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------------
H. J. Markley        51    Division President        2001   2000-01 Senior Vice President, Worldwide Human Resources;
                                                               1996-2000 Senior Vice President, Construction Division;
                                                               1996 and prior General Manager John Deere Waterloo Works
-------------------------------------------------------------------------------------------------------------------------
Michael P. Orr       54    Division President        1997   1997 and prior, President, John Deere Credit
-------------------------------------------------------------------------------------------------------------------------
David M. Purvis      50    Senior Vice President     2001   2000 and prior Vice President, Technology and Engineering,
                           and Chief Technology                Allied Signal/Honeywell
                           Officer
=========================================================================================================================

*SAP is a supplier of enterprise resource planning software

ITEM 2.  PROPERTIES.

See "Manufacturing" in Item 1.

The Equipment Operations own 15 facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately
4.8 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.2 million square feet of floor space.

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.4 million square feet of floor space and miscellaneous other facilities total .6 million square feet.

Overall, the Company owns approximately 49.3 million square feet of facilities and leases additional square footage in various locations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial statements.

In previously reported patent litigation (Caterpillar Inc. v. Deere & Company, which had been filed in the Federal District Court in Chicago), Caterpillar sued the Company for alleged infringement of patents related to rubber tracked tractors. On October 21, 2001, the litigation was settled. The amount paid was not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company's common stock and the number of stockholders in the second table and the third paragraph, and the data on dividends declared and paid per share in the first table, under the caption "Supplemental Information (Unaudited)" in Note 26 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

Financial Summary

 =======================================================================================
 (Millions of dollars except per share amounts)   2001*    2000    1999    1998    1997
 ---------------------------------------------------------------------------------------
 For the Year Ended October 31:
          Total net sales and revenues          $13,292  $13,137 $11,751 $13,822 $12,791
          Net income (loss)                     $   (64) $   486 $   239 $ 1,021 $   960
          Net income (loss) per share - basic   $  (.27) $  2.07 $  1.03 $  4.20 $  3.78
          Net income (loss) per share - diluted $  (.27) $  2.06 $  1.02 $  4.16 $  3.74
          Dividends declared per share          $   .88  $   .88 $   .88 $   .88 $   .80
 At October 31:
          Total assets                          $22,663  $20,469 $17,578 $18,002 $16,320
          Long-term borrowings                  $ 6,561  $ 4,764 $ 3,806 $ 2,792 $ 2,623
 =======================================================================================

*In 2001, the Company had charges of $217 million, or $.91 per share, related to early-retirement programs, the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 23 through 29.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under "Management's Discussion and Analysis" on page 28, Note 23, "Financial Instruments," and the supplementary data under "Financial Instrument Risk Information" on pages 43 and 44.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 16 through 22 and 29 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III
--------------------------------------------------------------------------------

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 18, 2002 (the "proxy statement"), under the captions "Election of Directors" and "Directors Continuing in Office" is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

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

(b)      Security ownership of management.

         The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions "Election of Directors", "Directors Continuing in Office," "Named Executive Officers Who Are Not Directors", "Summary

       Compensation Table" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" is incorporated herein by reference.

(c)    Change in control.

       None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the proxy statement under the caption "Certain Business Relationships" is incorporated herein by reference.


PART IV
-------------------------------------------------------------------------------------------------------------
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.
                                                                                                         Page

(a) (1)  Financial Statements

         Statement of Consolidated Income for the years ended
         October 31, 2001, 2000 and 1999                                                                  16

         Consolidated Balance Sheet, October 31, 2001 and 2000                                            18

         Statement of Consolidated Cash Flows for the years ended
         October 31, 2001, 2000 and 1999                                                                  20

         Statement of Changes in Consolidated Stockholders' Equity
         for the years ended October 31, 2001, 2000 and 1999                                              22

         Notes to Consolidated Financial Statements                                                       29



(a) (2)  Schedule to Consolidated Financial Statements

         Schedule II - Valuation and Qualifying Accounts for the years ended
         October 31, 2001, 2000 and 1999                                                                  49

(a) (3)  Exhibits

         See the "Index to Exhibits" on pages 48 and 49 of this report.

         Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant's total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)      Reports on Form 8-K.

         Current reports on Form 8-K dated August 7, 2001 (Item 9), August 14, 2001 (Item 7), August 27, 2001 (Item 7), September 7, 2001 (Item 9),
         September 13, 2001 (Item 7), October 3, 2001 (Item 7) and October 3, 2001 (Item 9).

         Financial Statement Schedules Omitted

         The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

                      (THIS PAGE INTENTIONALLY LEFT BLANK.)

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
-----------------------------------------------------------------------------------------------------------------------
                                                                                          CONSOLIDATED
                                                                          (Deere & Company and Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended October 31
(In millions of dollars except per share amounts)                                 2001          2000         1999
--------------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
Net sales...............................................................       $11,077.4    $ 11,168.6    $  9,701.2
Finance and interest income.............................................         1,445.2       1,321.3       1,104.4
Health care premiums and fees...........................................           585.0         473.7         716.1
Investment income.......................................................            11.8          18.6          61.4
Other income............................................................           173.5         154.6         167.8
                                                                               ---------    ----------    ----------
         Total..........................................................        13,292.9      13,136.8      11,750.9
                                                                               ---------    ----------    ----------
--------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of sales...........................................................         9,376.4       8,936.1       8,177.5
Research and development expenses.......................................           590.1         542.1         458.4
Selling, administrative and general expenses............................         1,716.8       1,504.9       1,362.1
Interest expense........................................................           765.7         676.5         556.6
Health care claims and costs............................................           476.0         380.5         594.9
Other operating expenses................................................           392.7         319.2         236.3
                                                                               ---------    ----------    ----------
         Total..........................................................        13,317.7      12,359.3      11,385.8
                                                                               ---------    ----------    ----------
--------------------------------------------------------------------------------------------------------------------
Income (Loss) of Consolidated Group before Income Taxes.................           (24.8)        777.5         365.1
Provision (credit) for income taxes.....................................            17.7         293.8         134.7
Income (Loss) of Consolidated Group.....................................       ----------   ----------    ----------
                                                                                   (42.5)        483.7         230.4
                                                                               ----------   ----------    ----------
--------------------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
         Credit.........................................................            (3.3)           .6           (.3)
         Other..........................................................           (18.2)          1.2           9.1
                                                                               ---------    ----------    ----------
         Total..........................................................           (21.5)          1.8           8.8
                                                                               ---------    ----------    ----------
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss).......................................................       $   (64.0)   $    485.5    $    239.2
                                                                               =========    ==========    ==========
--------------------------------------------------------------------------------------------------------------------
Per Share Data
Net income (loss) - basic...............................................       $    (.27)   $     2.07    $     1.03
Net income (loss) - diluted.............................................       $    (.27)   $     2.06    $     1.02
Dividends declared......................................................       $     .88    $      .88    $      .88
====================================================================================================================

The "Consolidated" (Deere & Company and Consolidated Subsidiaries) data in this statement conform with the requirements of FASB Statement No. 94. In the supplemental consolidating data in this statement, "Equipment Operations" (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect primarily the results of the agricultural equipment, commercial and consumer equipment, and construction and forestry operations. The supplemental "Financial Services" consolidating data in this statement includes primarily Deere & Company's credit operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

The notes to consolidated financial statements are an integral part of this statement.

---------------------------------------------------------------------------------------------------
                 EQUIPMENT OPERATIONS                                   FINANCIAL SERVICES
(Deere & Company with Financial Services on the Equity Basis)
---------------------------------------------------------------------------------------------------
            Year Ended October 31                                       Year Ended October 31
      2001           2000          1999                          2001           2000          1999
---------------------------------------------------------------------------------------------------
$  11,077.4    $  11,168.6    $  9,701.2
       95.9           99.1          92.5                     $  1,383.5     $  1,245.4    $  1,027.1
                                                                  603.6          493.0         741.9
         .1            7.7           1.1                           11.7           10.9          60.3
      129.3          101.5          86.1                           79.7           83.9         110.2
-----------    -----------    ----------                     ----------     ----------    ----------
   11,302.7       11,376.9       9,880.9                        2,078.5        1,833.2       1,939.5
-----------    -----------    ----------                     ----------     ----------    ----------
----------------------------------------------------------------------------------------------------

    9,391.9        8,952.2       8,193.1
      590.1          542.1         458.4
    1,295.3        1,149.4         953.6                          424.6          357.9         411.4
      268.9          183.1         161.9                          530.8          516.5         409.9
                                                                  476.0          380.5         602.8
       82.2           44.3          28.6                          346.2          306.6         235.6
-----------    -----------    ----------                     ----------     ----------    ----------
   11,628.4       10,871.1       9,795.6                        1,777.6        1,561.5       1,659.7
-----------    -----------    ----------                     ----------     ----------    ----------
----------------------------------------------------------------------------------------------------
     (325.7)         505.8          85.3                          300.9          271.7         279.8
      (87.9)         194.7          42.1                          105.6           99.1          92.6
-----------    -----------    ----------                     ----------     ----------    ----------
     (237.8)         311.1          43.2                          195.3          172.6         187.2
-----------    -----------    ----------                     ----------     ----------    ----------
----------------------------------------------------------------------------------------------------

      176.8          161.5         174.9                           (3.3)            .6           (.3)
       (3.0)          12.9          21.1                             .1                           .1
-----------    -----------    ----------                     ----------     ----------    ----------
      173.8          174.4         196.0                           (3.2)             6           (.2)
-----------    -----------    ----------                     ----------     ----------    ----------
----------------------------------------------------------------------------------------------------
$     (64.0)   $     485.5    $    239.2                     $    192.1     $    173.2    $    187.0
===========    ===========    ==========                     ==========     ==========    ==========
====================================================================================================

Deere & Company
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                                                                     (Deere & Company and Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------------------------------------
(In millions of dollars except per share amounts)                                                           October 31
ASSETS                                                                                               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ....................................................................   $  1,030.0          $    291.7
Cash equivalents deposited with unconsolidated subsidiaries ..................................
                                                                                                 ----------          ----------
   Cash and cash equivalents .................................................................      1,030.0               291.7
Marketable securities ........................................................................        176.2               127.4
Receivables from unconsolidated subsidiaries and affiliates ..................................        316.6               230.9
Trade accounts and notes receivable - net ....................................................      2,922.5             3,169.2
Financing receivables - net ..................................................................      9,198.9             8,275.7
Other receivables ............................................................................        388.9               395.3
Equipment on operating leases - net ..........................................................      1,939.3             1,954.4
Inventories ..................................................................................      1,505.7             1,552.9
Property and equipment - net .................................................................      2,052.3             1,912.4
Investments in unconsolidated subsidiaries and affiliates ....................................        198.4               190.7
Intangible assets - net ......................................................................        874.0               652.2
Prepaid pension costs ........................................................................        652.0               635.3
Other assets .................................................................................        420.8               256.8
Deferred income taxes ........................................................................        883.1               740.4
Deferred charges .............................................................................        104.4                84.1
                                                                                                 ----------          ----------
------------------------------------------------------------------------------------------------------------------------------------
Total ........................................................................................   $ 22,663.1          $ 20,469.4
                                                                                                 ==========          ==========
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings ........................................................................   $  6,198.5          $  5,758.5
Payables to unconsolidated subsidiaries and affiliates .......................................         16.6                32.7
Accounts payable and accrued expenses ........................................................      3,097.1             2,976.4
Health care claims and reserves ..............................................................        100.3                63.4
Accrued taxes ................................................................................         44.1                57.5
Deferred income taxes ........................................................................         12.9                74.6
Long-term borrowings .........................................................................      6,560.7             4,764.3
Retirement benefit accruals and other liabilities ............................................      2,640.7             2,440.1
                                                                                                 ----------          ----------
  Total liabilities ..........................................................................     18,670.9            16,167.5
                                                                                                 ----------          ----------
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares;
  Issued - 268,215,602 shares in 2001 and 266,042,070 shares in 2000, at stated value ........      1,948.6             1,864.4
Common stock in treasury, 30,883,879 shares in 2001 and 31,486,348 shares in 2000, at cost ...     (1,405.5)           (1,439.0)
Unamortized restricted stock compensation ....................................................        (16.8)              (10.9)
Retained earnings ............................................................................      3,834.8             4,117.2
                                                                                                 ----------          ----------
  Total ......................................................................................      4,361.1             4,531.7
                                                                                                 ----------          ----------
Minimum pension liability adjustment .........................................................        (16.2)               (8.5)
Cumulative translation adjustment ............................................................       (285.5)             (222.4)
Unrealized loss on derivatives ...............................................................        (72.0)
Unrealized gain on marketable securities .....................................................          4.8                 1.1
                                                                                                 ----------          ----------
  Accumulated other comprehensive income (loss) ..............................................       (368.9)             (229.8)
                                                                                                 ----------          ----------
  Total stockholders' equity .................................................................      3,992.2             4,301.9
                                                                                                 ----------          ----------
------------------------------------------------------------------------------------------------------------------------------------
Total ........................................................................................   $ 22,663.1          $ 20,469.4
                                                                                                 ==========          ==========
------------------------------------------------------------------------------------------------------------------------------------


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

====================================================================================================
            EQUIPMENT OPERATIONS                                 FINANCIAL SERVICES
      (Deere & Company with Financial
       Services on the Equity Basis)
----------------------------------------------------------------------------------------------------
                 October 31                                           October 31
       2001                     2000                        2001                     2000
----------------------------------------------------------------------------------------------------
  $    455.4               $     91.4                    $    574.7               $    200.3
     1,643.2                    548.3
  ----------               ----------                    ----------               ----------
     2,098.6                    639.7                         574.7                    200.3
                                                              176.2                    127.4
       271.8                    408.4                         333.0                    140.0
     1,050.7                  3,169.2                       2,225.6
        49.7                    125.0                       9,149.2                  8,150.7
       260.8                    266.4                         128.1                    128.9
        10.6                      5.9                       1,928.6                  1,948.5
     1,505.7                  1,552.9
     2,012.8                  1,864.6                          39.5                     47.7
     2,383.8                  1,561.8                           6.6                     10.1
       873.1                    651.2                            .8                      1.1
       652.0                    635.3
       151.4                    117.5                         269.4                    139.3
       944.3                    736.4                            .3                      3.9
        90.6                     78.4                          13.9                      5.7
  ----------               ----------                    ----------               ----------
----------------------------------------------------------------------------------------------------
  $ 12,355.9               $ 11,812.7                    $ 14,845.9               $ 10,903.6
  ==========               ==========                    ==========               ==========
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------

  $    773.4               $    927.5                    $  5,425.1               $  4,831.1
        52.2                     41.4                       1,895.8                    856.9
     2,676.4                  2,360.8                         774.5                    615.6
                                                              100.3                     63.4
        36.5                     45.5                           7.6                     11.9
         4.5                      2.5                          69.9                     72.1
     2,210.2                  1,717.7                       4,350.5                  3,046.7
     2,610.5                  2,415.4                          30.2                     24.8
  ----------               ----------                    ----------               ----------
     8,363.7                  7,510.8                      12,653.9                  9,522.5
  ----------               ----------                    ----------               ----------
----------------------------------------------------------------------------------------------------


     1,948.6                  1,864.4                         968.6                    258.6
    (1,405.5)                (1,439.0)
       (16.8)                   (10.9)
     3,834.8                  4,117.2                       1,333.2                  1,152.1
  ----------               ----------                    ----------               ----------
     4,361.1                  4,531.7                       2,301.8                  1,410.7
  ----------               ----------                    ----------               ----------
       (16.2)                    (8.5)
      (285.5)                  (222.4)                        (46.8)                   (30.7)
       (72.0)                                                 (67.8)
         4.8                      1.1                           4.8                      1.1
  ----------               ----------                    ----------               ----------
      (368.9)                  (229.8)                       (109.8)                   (29.6)
  ----------               ----------                    ----------               ----------
     3,992.2                  4,301.9                       2,192.0                  1,381.1
  ----------               ----------                    ----------               ----------
----------------------------------------------------------------------------------------------------
  $ 12,355.9               $ 11,812.7                    $ 14,845.9               $ 10,903.6
  ==========               ==========                    ==========               ==========
====================================================================================================

Deere & Company
STATEMENT OF CONSOLIDATED CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   CONSOLIDATED
                                                                                  (Deere & Company and Consolidated Subsidiaries)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended October 31
(In millions of dollars)                                                                   2001          2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss) .............................................................        $   (64.0)     $  485.5   $  239.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for doubtful receivables .........................................            113.0          75.0       73.5
   Provision for depreciation and amortization ................................            718.3         647.9      542.4
   Undistributed earnings of unconsolidated subsidiaries and affiliates .......             19.5          (1.2)      (5.8)
   Provision (credit) for deferred income taxes ...............................           (230.3)       (132.9)    (162.4)
   Changes in assets and liabilities:
     Receivables ..............................................................            316.9         (53.8)     802.3
     Inventories ..............................................................            136.5        (184.0)      50.7
     Accounts payable and accrued expenses ....................................             40.7         540.0     (170.8)
     Other ....................................................................             62.8        (296.5)      65.4
                                                                                       ---------      --------   --------
       Net cash provided by operating activities ..............................          1,113.4       1,080.0    1,434.5
                                                                                       ---------      --------   --------
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of receivables ....................................................          6,966.3       6,655.1    6,017.1
Proceeds from sales of financing receivables ..................................          1,728.0         978.3    2,481.6
Proceeds from maturities and sales of marketable securities ...................             32.4         247.8      115.4
Proceeds from sales of equipment on operating leases ..........................            391.7         334.6      191.3
Proceeds from sale of a business ..............................................                                     179.1
Cost of receivables acquired ..................................................         (9,795.7)     (9,126.5)  (8,186.2)
Purchases of marketable securities ............................................            (75.7)        (61.9)     (92.9)
Purchases of property and equipment ...........................................           (491.0)       (426.7)    (315.5)
Cost of operating leases acquired .............................................           (775.2)       (939.9)    (833.5)
Increase in investment in Financial Services ..................................
Acquisitions of businesses, net of cash acquired ..............................           (315.2)       (643.3)    (215.8)
Increase in receivables from unconsolidated affiliates ........................           (112.0)       (135.2)      (4.8)
Other .........................................................................             81.5           7.4       12.4
                                                                                       ---------      --------   --------
       Net cash used for investing activities .................................         (2,364.9)     (3,110.3)    (651.8)
                                                                                       ---------      --------   --------
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings ..................................           (506.6)      1,785.8   (1,650.7)
Change in intercompany receivables/payables ...................................
Proceeds from long-term borrowings ............................................          4,818.3       2,814.0    2,902.1
Principal payments on long-term borrowings ....................................         (2,118.5)     (2,377.4)  (1,796.2)
Proceeds from issuance of common stock ........................................             17.8          15.9        4.2
Repurchases of common stock ...................................................             (1.3)          (.6)     (49.0)
Capital investment from Equipment Operations ..................................
Dividends paid ................................................................           (206.5)       (206.0)    (205.4)
Other .........................................................................             (2.8)         (1.3)       (.1)
                                                                                       ---------      --------   --------
       Net cash provided by (used for) financing activities ...................          2,000.4       2,030.4     (795.1)
                                                                                       ---------      --------   --------
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash .......................................            (10.6)         (3.9)      (1.8)
                                                                                       ---------      --------   --------
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ..........................            738.3          (3.8)     (14.2)
Cash and Cash Equivalents at Beginning of Year ................................            291.7         295.5      309.7
                                                                                       ---------      --------   --------
Cash and Cash Equivalents at End of Year ......................................        $ 1,030.0      $  291.7   $  295.5
                                                                                       =========      ========   ========
-----------------------------------------------------------------------------------------------------------------------------------

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

====================================================================================================
            EQUIPMENT OPERATIONS                                 FINANCIAL SERVICES
      (Deere & Company with Financial
       Services on the Equity Basis)
----------------------------------------------------------------------------------------------------
           Year Ended October 31                                Year Ended October 31
    2001            2000            1999                  2001           2000            1999
----------------------------------------------------------------------------------------------------
$    (64.0)      $    485.5      $    239.2            $    192.1      $    173.2     $    187.0

      10.4             11.2             5.6                 102.6            63.8           67.9
     389.5            359.0           326.4                 359.7           318.5          245.0
    (165.1)          (147.0)         (117.5)                  3.2             (.6)           (.4)
    (229.4)          (152.3)         (203.2)                  (.9)           19.5           40.8

   2,198.0            (70.6)          802.4                  (9.3)           16.8
     136.5           (184.0)           50.7
     225.0            460.8          (172.1)                169.5            79.2            1.3
     200.4           (295.1)          143.6                (104.2)          (31.1)        (107.1)
----------       ----------      ----------            ----------      ----------     ----------
   2,701.3            467.5         1,075.1                 712.7           639.3          434.5
----------       ----------      ----------            ----------      ----------     ----------
----------------------------------------------------------------------------------------------------

      69.5             13.6            23.0               7,068.2         6,641.5        5,994.1
                       30.6                               1,728.0           978.3        2,481.6
                      202.8                                  32.4            45.0          115.4
       2.1              1.4                                 389.6           333.2          191.3
                                      179.1
      (2.6)           (20.1)          (50.8)            (12,196.9)       (9,137.0)      (8,135.4)
                                                            (75.7)          (61.9)         (92.9)
    (485.6)          (414.1)         (304.4)                 (5.4)          (12.6)         (11.1)
      (9.1)            (4.7)           (2.7)               (766.2)         (935.2)        (830.8)
    (700.0)
    (308.0)          (641.8)         (151.9)                 (7.2)           (1.5)         (63.9)
                                                           (173.9)         (135.2)          (4.8)
      66.7             (5.1)           19.7                   5.7            (4.5)          (7.4)
----------       ----------      ----------            ----------      ----------     ----------
  (1,367.0)          (837.4)         (288.0)             (4,001.4)       (2,289.9)        (363.9)
----------       ----------      ----------            ----------      ----------     ----------
----------------------------------------------------------------------------------------------------

    (225.2)           459.7          (961.9)               (281.3)        1,326.1         (688.8)
      62.8            (26.7)          (32.5)              1,037.0           457.6           10.2
     558.8            752.1           499.8               4,259.5         2,061.8        2,402.3
     (73.3)          (208.7)          (19.1)             (2,045.2)       (2,168.7)      (1,777.0)
      17.8             15.9             4.2
      (1.3)             (.6)          (49.0)
                                                            700.0
    (206.5)          (206.0)         (205.4)                (10.7)          (26.8)         (75.0)
      (2.9)            (1.3)            (.2)                  8.7            17.1
----------       ----------      ----------            ----------      ----------     ----------
     130.2            784.4          (764.1)              3,668.0         1,667.1         (128.3)
----------       ----------      ----------            ----------      ----------     ----------
----------------------------------------------------------------------------------------------------
      (5.6)            (3.9)           (1.8)                 (4.9)
----------       ----------      ----------            ----------      ----------     ----------
----------------------------------------------------------------------------------------------------
   1,458.9            410.6            21.2                 374.4            16.5          (57.7)
     639.7            229.1           207.9                 200.3           183.8          241.5
----------       ----------      ----------            ----------      ----------     ----------
$  2,098.6       $    639.7      $    229.1            $    574.7      $    200.3     $    183.8
==========       ==========      ==========            ==========      ==========     ==========
====================================================================================================

Deere & Company
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Unamortized                Other
                                                     Total        Common     Treasury   Restricted    Retained  Comprehensive
(In millions of dollars)                            Equity         Stock       Stock      Stock*      Earnings  Income (Loss)
--------------------------------------------------------------------------------------------------------------------------------
Balance October 31, 1998 ..........................  $ 4,079.8   $ 1,789.8   $(1,467.6)  $    (7.2)  $ 3,839.5   $   (74.7)
                                                     ---------
Comprehensive income (loss)
  Net income ......................................      239.2                                           239.2
  Other comprehensive income (loss)
     Minimum pension liability adjustment .........        (.2)                                                        (.2)
     Cumulative translation adjustment ............      (26.9)                                                      (26.9)
     Unrealized loss on marketable securities .....      (18.9)                                                      (18.9)
                                                     ---------
  Total comprehensive income ......................      193.2
                                                     ---------
Repurchases of common stock .......................      (49.0)                  (49.0)
Treasury shares reissued ..........................       47.2                    47.2
Dividends declared ................................     (204.2)                                         (204.2)
Other stockholder transactions ....................       27.3        60.6                   (14.1)      (19.2)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance October 31, 1999 ..........................    4,094.3     1,850.4    (1,469.4)      (21.3)    3,855.3      (120.7)
                                                     ---------
Comprehensive income (loss)
  Net income ......................................      485.5                                           485.5
  Other comprehensive income (loss)
     Minimum pension liability adjustment .........       10.4                                                        10.4
     Cumulative translation adjustment ............     (115.0)                                                     (115.0)
     Unrealized loss on marketable securities .....       (4.5)                                                       (4.5)
                                                     ---------
  Total comprehensive income ......................      376.4
                                                     ---------
Repurchases of common stock .......................        (.6)                    (.6)
Treasury shares reissued ..........................       31.0                    31.0
Dividends declared ................................     (205.4)                                         (205.4)
Other stockholder transactions ....................        6.2        14.0                    10.4       (18.2)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance October 31, 2000 ..........................    4,301.9     1,864.4    (1,439.0)      (10.9)    4,117.2      (229.8)
                                                     ---------
Comprehensive income (loss)
  Net income (loss) ...............................      (64.0)                                          (64.0)
  Other comprehensive income (loss)
     Minimum pension liability adjustment .........       (7.7)                                                       (7.7)
     Cumulative translation adjustment ............      (63.1)                                                      (63.1)
     Unrealized loss on derivatives ...............      (72.0)                                                      (72.0)
     Unrealized gain on marketable securities .....        3.7                                                         3.7
                                                     ---------
  Total comprehensive income (loss) ...............     (203.1)
                                                     ---------
Repurchases of common stock .......................       (1.3)                   (1.3)
Treasury shares reissued ..........................       34.8                    34.8
Dividends declared ................................     (206.1)                                         (206.1)
Acquisition of a business .........................       80.5        80.5
Other stockholder transactions ....................      (14.5)        3.7                    (5.9)      (12.3)
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Balance October 31, 2001 ..........................  $ 3,992.2   $ 1,948.6   $(1,405.5)  $   (16.8)  $ 3,834.8   $  (368.9)
                                                     =========   =========   =========   =========   =========   =========
--------------------------------------------------------------------------------------------------------------------------------

The notes to consolidated financial statements are an integral part of this statement.

*Unamortized restricted stock includes restricted stock issued at market price net of amortization to compensation expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; a broad range of equipment for construction and forestry; and other technological products and services. The company also provides credit services and managed health care plans. Additional information on these business segments is presented in Note 25 to the consolidated financial statements.

2001 COMPARED WITH 2000
-------------------------------------------------------------------------------
CONSOLIDATED RESULTS
-------------------------------------------------------------------------------

The company had a net loss in 2001 of $64 million, or $.27 per share diluted ($.27 basic). Affecting this year's results were charges of $217 million, or $.91 per share, related to early-retirement programs, the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations (see Note 2). Excluding these special items, income for the year was $153 million, or $.64 per share, compared with net income of $486 million, or $2.06 per share diluted ($2.07 basic), in 2000. In addition, results for the year were negatively affected by weakness in the company's major markets and by deep production cutbacks, particularly during the fourth quarter, aimed at achieving more efficient asset levels.

     Net sales and revenues increased 1 percent to $13,293 million in 2001, compared with $13,137 million in 2000, due to higher Financial Services revenues. Net sales of the Equipment Operations decreased 1 percent in 2001 to $11,077 million from $11,169 million last year. Sales decreased primarily due to lower shipments of commercial and consumer equipment and construction and forestry equipment, as well as the impact of a stronger U.S. dollar. Partially offsetting these factors were higher sales of agricultural equipment and the inclusion of recent acquisitions. Compared with last year, overseas sales increased by 2 percent for the year, primarily due to higher agricultural equipment sales and the full-year inclusion of Timberjack, acquired in April 2000. Partially offsetting these factors were the impact of the stronger U.S. dollar and lower sales of commercial and consumer equipment and construction and forestry equipment (excluding Timberjack).

     Worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had a net loss of $238 million in 2001. Excluding costs of the special items noted above, the Equipment Operations had a loss of $23 million, compared with net income of $311 million in 2000. Results without special items were adversely affected by the manufacturing inefficiencies resulting from lower production volumes of the commercial and consumer equipment and the construction and forestry segments, as well as fourth-quarter production cutbacks in the agricultural equipment segment. In addition, higher research and development costs and start-up costs associated with new products had a negative impact on the results. Also having an adverse effect were the stronger U.S. dollar, higher interest costs and a less favorable tax rate. Partially offsetting these items were lower pension and postretirement benefit costs. Trade receivables and inventories were also reduced by approximately $400 million in 2001, excluding acquisitions, with the bulk of the decline in the fourth quarter. The operating loss from Equipment Operations was $46 million in 2001. Before special items, the operating profit for the year was $295 million, compared to $693 million in 2000.

     Net income of the company's Financial Services operations in 2001 was $192 million, compared with $173 million in 2000. Finance and interest income increased this year, compared to last year, due to a larger average receivable and lease portfolio. Additional information is presented in the discussion of the credit operations. Health care premiums and fees and related health care claims and costs increased this year, compared to last year, primarily from increases in enrollment.

     Interest expense increased this year, compared to last year, due primarily to higher average borrowings. Other operating expenses increased this year, primarily as a result of an increase in the depreciation of equipment on operating leases, write-offs of certain investments in 2001 and increased cost of services. Other income increased, compared to last year, primarily due to increased sales of retail notes, increased service revenues and gains on the sales of certain property and equipment.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by reportable segment and geographic area relates to information in Note 25. Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

                          2001 NET SALES AND REVENUES
                              BY BUSINESS SEGMENT
-------------------------------------------------------------------------------

                              [GRAPH APPEARS HERE]

                   Agricultural Equipment                 47%
                   Commercial & Consumer Equipment        20%
                   Construction & Forestry                16%
                   Credit                                 11%
                   Other                                   6%

                        WORLDWIDE AGRICULTURAL EQUIPMENT
-------------------------------------------------------------------------------

                              [GRAPH APPEARS HERE]

                   Net Sales            1999     2000     2001
                   (in billions)        $5.1     $5.9     $6.3

                   Operating Profit     1999     2000     2001
                   (in millions)        $17*     $400     $354*

                   *Excludes special items

     The agricultural equipment segment had an operating profit of $257 million in 2001. Excluding the costs of the early-retirement programs, the operating profit was $354 million, compared with $400 million in 2000. Net sales were 6 percent higher for the year. As planned, this segment implemented deep production cutbacks during the fourth quarter to achieve more efficient asset levels. Production of large tractors at the Waterloo manufacturing complex

-------------------------------------------------------------------------------

was shut down for six weeks in the quarter, while the output of combines, cotton pickers and other products were reduced as well. Factories in North America were idled more than one fourth of the available days in the quarter. Excluding the special items noted above, the decrease in operating profit for the year was primarily due to the lower sales and production volumes and related manufacturing inefficiencies during the fourth quarter, as well as start-up and other costs associated with the introduction of a record number of new products. Higher planned research and development costs and the stronger U.S. dollar also had a negative impact on the results. Partially offsetting these items were lower pension and other postretirement benefit costs, as well as higher sales.

                  WORLDWIDE COMMERCIAL AND CONSUMER EQUIPMENT
-------------------------------------------------------------------------------
[GRAPH APPEARS HERE]
                                    [GRAPH]
              Net Sales                   Operating Profit (Loss)
            (in billions)                      (in millions)
         1999   2000   2001               1999      2000     2001
         $2.6   $3.0   $2.7               $213      $159     $(31)*
                                          *Excludes special items

     The commercial and consumer equipment segment had an operating loss of $194 million in 2001. Excluding the costs related to the decision to exit the hand-held consumer products business and the early-retirement programs, the operating loss was $31 million, compared to an operating profit of $159 million in 2000. Net sales declined 10 percent for the year or 15 percent without acquisitions. The decreases were due to lower retail sales and further dealer inventory reductions facilitated by planned, deep production cuts. Overall production volumes were approximately 40 percent lower in the fourth quarter of 2001 than a year earlier. Before the previously mentioned special items, operating results declined due mainly to the impact of lower sales and production volumes and related manufacturing inefficiencies, in addition to start-up costs for new products and facilities.

                      WORLDWIDE CONSTRUCTION AND FORESTRY
-------------------------------------------------------------------------------
[GRAPH APPEARS HERE]
                                    [GRAPH]
              Net Sales                       Operating Profit
            (in billions)                      (in millions)
         1999   2000   2001               1999      2000     2001
         $1.9   $2.2   $2.1               $149      $191     $26*
                                          *Excludes special items

     The construction and forestry segment had an operating loss of $54 million in 2001. Excluding costs related to the restructuring of the marketing and manufacturing operations and the early-retirement programs, the operating profit was $26 million, compared to $191 million in 2000. Sales decreased 5 percent for the year. Excluding Timberjack, sales declined 16 percent, due to the difficult retail sales environment. Sales to independent rental companies were down significantly due to extreme weakness in the rental sector. Operating results deteriorated primarily due to the lower production volumes and related manufacturing inefficiencies, higher sales incentive costs and higher losses from unconsolidated subsidiaries.

                           WORLDWIDE CREDIT OPERATIONS
-------------------------------------------------------------------------------
[GRAPH APPEARS HERE]
                                    [GRAPH]
               Revenues                      Operating Profit
            (in billions)                      (in millions)
         1999   2000   2001               1999      2000     2001
         $1.1   $1.3   $1.4               $274      $254     $277*
                                          *Excludes special items

     The operating profit of the credit operations was $274 million in 2001. Excluding early-retirement costs, operating profit was $277 million, compared with $254 million in 2000. Operating profit in 2001 was higher than in 2000 due primarily to higher earnings from a larger receivable and lease portfolio and improved interest rate spreads, partially offset by an increase in the provision for credit losses. Total revenues of the credit operations increased 9 percent in 2001, reflecting the larger average portfolio, compared with 2000. The average balance of receivables and leases financed was 12 percent higher in 2001, compared with 2000. An increase in average borrowings in 2001 resulted in a 3 percent increase in interest expense, compared with 2000. The credit operations' ratio of earnings to fixed charges was 1.51 to 1 in 2001, compared to 1.49 to 1 in 2000. Depreciation expense on operating leases also increased this year.

     The company's other operations had an operating loss of $31 million for the year. Excluding early-retirement costs, the operating loss was $30 million, compared with an operating loss of $39 million in 2000. Results for both years were adversely affected by costs related to the development of new products and goodwill amortization of the special technologies operations. The decreased loss in 2001 was primarily due to lower costs for the development of new products in special technologies and improved results of the health care operations.

                 UNITED STATES AND CANADA EQUIPMENT OPERATIONS
-------------------------------------------------------------------------------
[GRAPH APPEARS HERE]
                                    [GRAPH]

              Net Sales                      Operating Profit
            (in billions)                      (in millions)
         1999   2000   2001               1999      2000     2001
         $7.0   $8.3   $8.1               $116*     $529     $168*
                                          *Excludes special items

     The United States and Canada equipment operations had an operating loss of $164 million in 2001. Excluding the previously mentioned special items, the operating profit was $168 million, compared with $529 million last year. The decrease was primarily due to the previously-mentioned lower sales and production

-------------------------------------------------------------------------------

volumes, and the related inefficiencies of the commercial and consumer equipment and the construction and forestry operations. In addition, higher start-up and other costs for the introduction of new products, higher planned research and development costs, increased sales incentive costs and higher losses from unconsolidated subsidiaries affected the operations. Partially offsetting these items were lower pension and other postretirement benefit costs for the current year. Sales and physical volume of sales both declined 2 percent in 2001, compared to 2000.

                         OVERSEAS EQUIPMENT OPERATIONS
-------------------------------------------------------------------------------

                              [GRAPH APPEARS HERE]

                  Net Sales            1999     2000     2001
                  (in billions)        $2.7     $2.9     $3.0

                  Operating Profit     1999     2000     2001
                  (in millions)        $224     $164     $127*

                  *Excludes special items

     The overseas equipment operations had an operating profit of $118 million in 2001. Excluding special items, the operating profit was $127 million, compared with $164 million last year. The decline was primarily due to higher research and development costs and the stronger U.S. dollar. Overseas sales were 2 percent higher than last year, while the physical volume of sales increased 7 percent in 2001, compared with 2000.

MARKET CONDITIONS AND OUTLOOK

In these economically uncertain times, the company is reinforcing its efforts to maintain lean asset levels and to make a substantial improvement in its cost structure. At the same time, the company is continuing to move ahead aggressively with the introduction of advanced new products and technologies, while helping to set the stage for a strong recovery in the company's results when its key markets resume their growth.

     Based on the market conditions outlined below, net sales are forecast to be down 3 to 7 percent for the first quarter of 2002, compared to the same period in 2001. Operating profit in the Equipment Operations will be under significant pressure due in part to reduced production levels and is expected to range from a negative 7 percent to negative 9 percent of sales. For the full year, net sales are expected to be flat to up slightly from 2001 levels with operating profit margins projected to be from a positive 1 percent to negative 1 percent of sales. The projected annual operating margin includes an anticipated two percentage-point reduction associated with the carrying costs of the equipment trade receivables sold to the company's credit operations. Consolidated results, however, will not be affected by such sales. See Note 1.

Agricultural Equipment. Despite a continuation of relatively low grain prices, retail sales of farm machinery experienced growth in 2001, particularly in the area of smaller equipment. Farm income was helped by strength in the livestock and dairy sectors and by a continuation of substantial government payments. Farm fundamentals are not expected to change significantly in 2002, although the global supply and demand situation for key commodities should keep prices in check and prevent an improvement in United States grain exports. In this environment, the company expects overall industry retail sales of farm equipment in the United States and Canada to be flat to down approximately 5 percent in 2002.

     In Europe, the farm outlook is slightly better due to somewhat stronger livestock and dairy markets as well as generally higher crop prices than in the United States and Canada. At the same time, the concerns over "foot-and-mouth" disease that affected farm machinery sales in 2001 have largely abated. As a result, industry retail sales in Europe are expected to be flat to up slightly for 2002. The company is targeting improved sales in Europe this year due in large part to a record number of new products being introduced to the region's agricultural markets. In Latin America, farm machinery sales are expected to be slightly higher next year due mainly to improvement in Mexico and further growth in Brazil.

     Last year, the company's factories produced large tractors and combines at high rates in the first quarter. However, in the interest of operating with lower asset levels, the company is making substantial production cutbacks of these products in the first quarter of fiscal 2002. Production tonnage at the company's agricultural equipment factories in North America is expected to be down about 20 percent from the first quarter of last year.

Commercial & Consumer Equipment. Excluding the impact of acquisitions and divestitures, shipments of the company's commercial and consumer equipment are projected to be down 5 to 10 percent in 2002. The decline is expected to result from low levels of consumer confidence and a weakening economy, coupled with further steps to reduce asset levels. Segment results are expected to benefit from a number of new and innovative products that are coming to market during the year as well as from growth in new businesses.

Construction & Forestry. With economic weakness expected to spread, residential and non-residential construction activity is projected to be significantly lower in 2002. At the same time, purchases by independent rental companies are expected to experience further severe weakness leaving them as much as 90 percent below their year-2000 highs. Global sales of forestry products are forecast to continue running lower than year-earlier levels in response to soft economic conditions. In light of these circumstances, the company believes that industry retail sales of construction and forestry equipment for 2002 will be 10 to 15 percent lower than the prior year and that pricing will remain under pressure. Production tonnage at the company's construction equipment factories is expected to be about 36 percent lower than prior year levels in the first quarter of 2002. Despite continued weakness in core markets, the company's construction and forestry operations are expected to benefit from aggressive restructuring actions and new products.

Credit Operations. Company credit operations are expected to benefit from continued growth in the receivable portfolio and additional retail note sales. The segment's net income for 2002 will benefit by about $80 million from servicing fees associated with the purchase of trade receivables from the Equipment Operations. As previously mentioned, this will have no impact on consolidated results.

-------------------------------------------------------------------------------

FASB STATEMENT NO. 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 to not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company must adopt this Statement by the first quarter of fiscal 2003. In 2001, the Company had goodwill amortization of $55 million pretax and $51 million after-tax.

See Note 1.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995: Statements under "Market Conditions and Outlook," and the "Supplemental Information (Unaudited)" in Note 26 and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company's businesses.

     The results of the company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather and soil conditions, real estate values, the level of government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the company's outlook for this segment include the prices realized by farmers for their crops and livestock, weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. Further outbreaks of "mad cow" or "foot-and-mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports. The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

     The company's outlook for its commercial and consumer equipment sales is affected by general economic conditions in the United States, consumer confidence and weather conditions. Other important assumptions include continued consumer acceptance of the company's new products and a continuation of existing consumer borrowing patterns. The financial impact resulting from exiting the hand-held consumer products business and other restructuring costs are subject to various uncertainties. Sales of commercial and consumer equipment during the winter are affected by the amount and timing of snowfall.

     The number of housing starts is especially important to sales of the company's construction equipment. The results of the company's construction and forestry segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

     All of the company's businesses are affected by general economic conditions in the global markets in which the company operates, interest and currency exchange rates, as well as monetary and fiscal policies (including actions by the Federal Reserve Board); actions of competitors in the various industries in which the company competes, particularly price cutting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the company operates.

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

ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements which incorporate accounting principles, assumptions, and estimates which promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the financial statements.

2000 COMPARED WITH 1999
-------------------------------------------------------------------------------

CONSOLIDATED RESULTS

Net income in 2000 totaled $486 million, or $2.06 per share diluted ($2.07 basic), compared with $239 million, or $1.02 per share diluted ($1.03 basic), in 1999. The earnings more than doubled in 2000 primarily due to improved manufacturing efficiencies associated with higher sales and production volumes.

     Net sales and revenues increased 12 percent to $13,137 million in 2000, compared with $11,751 million in 1999. Net sales of the Equipment Operations increased 15 percent in 2000 to $11,169 million from $9,701 million in 1999. Despite weakness in the company's major markets, sales rose due to production and shipments to dealers being better aligned with retail demand in 2000, market share gains and the inclusion of Timberjack sales, partially offset by the impact of weaker European currencies. Overseas net sales increased 8 percent and excluding the impact of weaker foreign currencies were up 17 percent in 2000.

-------------------------------------------------------------------------------

Overall, the company's worldwide physical volume of sales increased 18 percent in 2000.

     Worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had net income of $311 million in 2000, compared with $43 million in 1999. The operating profit from equipment operations also increased significantly to $693 million in 2000, compared to $272 million in 1999. The increases were primarily due to manufacturing efficiencies associated with higher sales and production volumes, in addition to lower pension and postretirement health care costs, and the impact of quality and efficiency improvement initiatives. Partially offsetting these factors were increases in the cost of promotional programs related to used farm equipment held by dealers and higher expenses regarding the development of new products and growth initiatives. The results in 1999 included a charge for early retirement programs.

     Net income of the company's Financial Services operations in 2000 was $173 million, compared with $187 million in 1999. Additional information is presented in the following discussion of the credit operations. Insurance and health care premiums, claims and benefits expenses, and investment income all decreased in 2000 due to the sale of the insurance subsidiaries in the fourth quarter of 1999.

BUSINESS SEGMENT RESULTS

Sales of the worldwide agricultural equipment segment increased 15 percent in 2000. Operating profit increased to $400 million in 2000, compared with an operating loss of $51 million in 1999. Results in 1999 were affected by $68 million pretax cost of early-retirement programs. Despite continued market weakness, operating profit rose due to improved manufacturing efficiencies associated with higher sales and production volumes, as the segment was able to better align production schedules with retail sales. In addition, the segment benefited from positive customer response to its products, resulting in increased market share for John Deere farm machinery. Also aiding results were lower pension and postretirement health care costs and the impact of initiatives aimed at quality and efficiency improvement. Selling and administrative expenses and research and development expenses were higher due to growth and other initiatives. These increases, however, were proportional to the rise in sales in 2000. In addition, promotional expenses increased as part of a program that significantly reduced inventories of used equipment held by John Deere dealers in order to better position the segment for increased sales volumes in the future. Overseas operations had lower profit due to the impact of weaker European currencies, higher sales incentive costs and increased expenses for the development of new products and for growth initiatives. In addition, average assets of the agricultural equipment segment declined in 2000, compared to 1999.

     The commercial and consumer equipment segment had an operating profit of $159 million in 2000, compared to $213 million in 1999. Although retail demand for most products in this segment remained strong as sales rose 12 percent, results were negatively affected by higher expenses related to growth, new products and other initiatives, higher sales incentive costs, and by costs and inefficiencies associated with the hand-held product and generator operations, which are experiencing weaker market conditions. A stronger Japanese yen also had an adverse effect on the results in 2000.

     The construction and forestry segment had an operating profit of $191 million in 2000, compared to $149 million in 1999. The increase was primarily due to higher sales and improved efficiencies, partially offset by higher growth expenditures. Sales increased 17 percent due to the impact of the acquisition of Timberjack, an expanded product line and market share gains. Sales in 1999 were adversely affected by implementation of the estimate-to-cash order fulfillment initiative, which has reduced asset levels and cut product delivery times. Results in 2000 also were negatively affected by a reversal of sales and cost of sales related to company equipment held in inventory by dealers acquired by Nortrax, a venture established in 2000 in which the company has a minority interest.

     The operating profit of the credit operations was $254 million in 2000, compared with $274 million in 1999. Operating profit in 2000 was lower than in 1999 due primarily to a reduced level of receivable sales, resulting in lower gains, and by higher operating expenses, partially offset by higher earnings from growth in the receivable and lease portfolio. Total revenues of the credit operations increased 17 percent in 2000, reflecting the larger average portfolio, compared with 1999. The average balance of receivables and leases financed was 11 percent higher in 2000, compared with 1999. An increase in average borrowings and higher borrowing rates in 2000 resulted in a 26 percent increase in interest expense, compared with 1999. The credit operations' ratio of earnings to fixed charges was 1.49 to 1 for 2000, compared to 1.66 to 1 in 1999. Depreciation expense increased in 2000 due to the increase in the equipment on operating leases.

     The company's other operations had an aggregate operating loss of $39 million in 2000, compared with an operating loss of $33 million in 1999. Results for both years were adversely affected by costs related to the development of new products, e-business initiatives and goodwill amortization of the special technologies group. Health care operations continued to generate improved results. The 1999 results included the underwriting losses of the insurance operations, which were sold in that year.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------------------------------------------------------
The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

The company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for receivables from dealers and inventories. Accordingly, to the extent necessary, funds provided by operations are supplemented with external borrowing sources.

     In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned subsidiary included in the credit operations. A significant portion of newly-originated United States trade receivables will be sold to DCI on an ongoing basis. See Note 1.

================================================================================

     Cash provided by operating activities during 2001 was $2,701 million, primarily resulting from the sale of trade receivables to the credit operations. See Note 24. The operating cash flows and a $260 million increase in borrowings were used primarily to fund an increase in investment in Financial Services of $700 million, purchases of property and equipment of $486 million, acquisitions of businesses of $308 million and the payment of dividends to stockholders of $207 million. Cash and cash equivalents also increased $1,459 million.

     Over the last three years, operating activities have provided an aggregate of $4,244 million in cash. In addition, borrowings increased $782 million. The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $1,204 million, acquisitions of businesses for $1,102 million, an increase in investment in Financial Services of $700 million and stockholders' dividends of $618 million. Cash and cash equivalents also increased $1,891 million over the three-year period.

     Trade receivables held by the Equipment Operations decreased by $2,119 million during 2001, primarily due to the sale of trade receivables to the credit operations. See following consolidated discussion.

     Inventories decreased by $47 million in 2001. Since most of these inventories are valued on the last-in, first-out (LIFO) method, lower prevailing costs from prior years are assigned to beginning inventories. Inventories valued on an approximate current cost basis decreased by 1 percent during 2001, compared to a decrease in net sales of 1 percent during the same period.

     Total interest-bearing debt of the Equipment Operations was $2,984 million at the end of 2001, compared with $2,645 million at the end of 2000 and $1,678 million at the end of 1999. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 2001, 2000 and 1999 was 42.8 percent, 38.1 percent and 29.1 percent, respectively.

     During 2001, the Equipment Operations issued $300 million of 7.125% notes due in 2031 and $250 million of 5-7/8% notes due in 2006. These operations also retired $66 million of medium-term notes.

FINANCIAL SERVICES
The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

     Cash flows from the company's Financial Services operating activities were $713 million in 2001. Cash provided by financing activities totaled $3,668 million in 2001, representing mainly an increase in total borrowings of $2,970 million and a capital investment from the Equipment Operations of $700 million. The cash provided by operating and financing activities was used primarily to increase total receivables and leases. Cash used for investing activities totaled $4,001 million in 2001, primarily due to acquisitions of receivables and leases exceeding collections by $5,895 million, which was partially offset by proceeds of $1,728 million from the sale of receivables. See Note 24.

================================================================================
     Over the past three years, the Financial Services operating activities have provided $1,787 million in cash. In addition, the sale of receivables, an increase in borrowings and a capital investment from the Equipment Operations have provided $5,188 million, $4,594 million and $700 million, respectively. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $12,298 million.

     Financing receivables and leases increased by $979 million in 2001, compared with 2000. Acquisition volumes of financing receivables and leases increased 7 percent in 2001, compared with 2000, excluding the acquisition of $2.2 billion of trade receivables from the Equipment Operations in October 2001. The volumes of operating loans, revolving charge accounts and retail notes increased 45 percent, 15 percent and 7 percent, respectively. The credit operations also sold retail notes receiving proceeds of $1,728 million during 2001, compared with $978 million in 2000. At October 31, 2001 and 2000, net financing receivables and leases administered, which include receivables previously sold but still administered, were $12,725 million and $12,223 million, respectively.

     Trade receivables held by the credit operations increased by $2,226 million in 2001 due to purchasing these receivables from the Equipment Operations. See following consolidated discussion.

     Total outside interest-bearing debt of the credit operations was $9,776 million at the end of 2001, compared with $7,878 million at the end of 2000 and $6,616 million at the end of 1999. Total outside borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries' ratio of total interest-bearing debt to total stockholder's equity was 5.6 to 1 at the end of 2001, compared with 6.7 to 1 at the end of 2000 and 6.0 to 1 at the end of 1999. The lower ratio in 2001 was due to an additional capital investment of $700 million from the Equipment Operations.

     During 2001, the credit operations issued $600 million of 5.125% debentures due in 2006 and $200 million of floating rate notes due in 2003, and retired $200 million of 5.85% notes due in 2001 and $200 million of 5.35% notes due in 2001. These operations also issued $3,171 million and retired $1,352 million of medium-term notes.

CONSOLIDATED

     The company maintains unsecured lines of credit with various United States and foreign banks. The discussion in Note 14 provides further information.

     The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business, and not for the purpose of creating speculative positions or trading. The company's credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap

================================================================================

agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. Additional detailed financial instrument information is included in Notes 23 and 26.

     Trade accounts and notes receivable arise from sales of goods to dealers. Trade receivables decreased by $247 million in 2001. Total worldwide agricultural equipment trade receivables decreased $52 million, commercial and consumer equipment receivables decreased $163 million, construction and forestry receivables decreased $28 million and other equipment receivables decreased $4 million. The ratios of trade accounts and notes receivable at October 31 to fiscal year net sales were 26 percent in 2001, compared with 28 percent in 2000 and 34 percent in 1999. The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 11 percent at October 31, 2001, compared with 8 percent at October 31, 2000 and 12 percent at October 31, 1999.

     Stockholders' equity was $3,992 million at October 31, 2001, compared with $4,302 million and $4,094 million at October 31, 2000 and 1999, respectively. The decrease in 2001 was caused primarily by cash dividends declared of $206 million, an unrealized loss on derivatives of $72 million, a net loss of $64 million and a change in the cumulative translation adjustment of $63 million, partially offset by an increase in common stock of $84 million. As a result of the credit operations' match-funding policy described in Note 23, the company has entered into interest rate swaps (pay fixed/receive floating rates) hedging the interest costs of the credit operations' floating rate borrowings. The impact of decreasing interest rates on these swaps is the primary component of the unrealized loss on derivatives. If interest rates remain unchanged, the unrealized loss will be realized in income and will be offset by the lower interest expense on the floating rate borrowings, effectively providing fixed rate funding.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================
The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2001 include undistributed earnings of the unconsolidated affiliates of $38 million. Dividends from unconsolidated affiliates were $2 million in 2001, $3 million in 2000 and $6 million in 1999.

     The company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows: Equipment Operations -- These data include the company's agricultural equipment, commercial and consumer equipment, construction and forestry, and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.
Financial Services -- These data include the company's credit, health care and insurance operations. The insurance operations were sold in the fourth quarter of 1999.
Consolidated -- These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the company" refer to the entire enterprise.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

     Sales of equipment and service parts are recorded when title and all risk of ownership are transferred to the independent dealer based on the agreement in effect with the dealer. In the United States and most international locations, this transfer occurs when goods are shipped to the dealer. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer. Accordingly, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser's obligation to pay and no right of return exists. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

     The functional currencies for most of the company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders' equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

================================================================================

     In 2001, the company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 138. Under the new standards, all derivatives have been recorded at fair value in the financial statements. Changes in fair values of the derivatives are recognized periodically in other comprehensive income (equity) for derivatives designated as hedges of future cash flows or in net income for all other derivatives. The after-tax transition adjustments for adopting the new standards at November 1, 2000 were an unrealized loss of $4 million recorded in "Unrealized Loss on Derivatives" (other comprehensive income) and a loss of $.7 million recorded in income. Additional information is presented in Note 23. In 2001, the company also adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires additional disclosure as presented in Note 8. The Statement was effective for sales of receivables after March 31, 2001. The effects of the adoption of the new standards on the company's financial position and net income were not material.

     In 2001, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. Prior to adoption, the company offset the amounts billed to customers for shipping and handling with the related costs in cost of sales. The change increased sales and cost of sales by $123 million, or 1 percent, with no effect on the company's financial position or net income. It was not considered practical to reclassify prior years since this information is captured by many different computer systems around the world. The increase in sales and cost of sales by quarter for 2001 are included in Note 26.

     In 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement 142 requires goodwill related to acquisitions after June 30, 2001 not to be amortized and written down only for impairments. Upon adoption of this Statement, the same accounting will apply to goodwill related to acquisitions prior to June 30, 2001. The company must adopt Statement 142 by the first quarter of fiscal 2003. The company's amortization of goodwill during fiscal year 2001 was $55 million pretax and $51 million after-tax. In 2001, the FASB also issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. In 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Except for the discontinuance of the amortization of goodwill, the company does not expect the adoption of these Statements to have a material effect on the company's financial position or net income.

     In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary. In the future, it is expected that a significant portion of newly originated trade receivables will be sold to DCI on an ongoing basis, and the Equipment Operations will compensate DCI for the carrying costs. Although this arrangement is expected to have no effect on consolidated net income, it will shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation beginning in 2002. Responsibility for servicing these receivables was transferred to the credit operations.

     In the first quarter of 2001, the company acquired McGinnis Farms, Inc., a provider of products and services to landscape and irrigation professionals, for $181 million. The acquisition has been accounted for as a purchase with the goodwill of $143 million being amortized over 20 years, pending adoption of FASB Statement No. 142. McGinnis Farms, Inc. is headquartered in Alpharetta, Georgia. During the first quarter of 2001, the company also acquired The Vapormatic Company Limited, an agricultural equipment replacement parts distributor headquartered in Exeter, England, for $18 million and Great Dane Power Equipment, Inc., a manufacturer of mowing equipment headquartered in Jeffersonville, Indiana, for $14 million. In the fourth quarter of 2001, the company acquired Richton International Corporation, a provider of irrigation and computer related services and products, for $126 million. Under the terms of the agreement, the shareholders of Richton exchanged their shares for 2.2 million shares of Deere & Company common stock with a total value of $81 million and for $45 million of cash. This acquisition has been accounted for as a purchase with goodwill of $110 million, which will not be amortized in accordance with FASB Statement No. 142. The results of operations for all acquisitions have been included in the income statement since the date of acquisition. The pro forma results of operations as if all these acquisitions had occurred at the beginning of the fiscal year would not differ significantly from reported results.

     Certain amounts for prior years have been reclassified to conform with 2001 financial statement presentations.

2. SPECIAL ITEMS
================================================================================
In the fourth quarter of 2001, the company announced it would take several value improvement actions aimed at increasing efficiency and reducing costs. Following is a table of the costs recognized during the quarter and a description of these actions.

     Components of the expenses for special items in 2001 and the remaining liabilities at October 31, 2001 in millions of dollars were as follows:
--------------------------------------------------------------------------------
                                               Selling,
                                   Cost     Administrative
                                    of       and General     Total
                                   Sales       Expenses     Expenses Liabilities
--------------------------------------------------------------------------------
Early-retirement
         benefits ..............   $ 132        $  57        $ 189      $ 189
Termination benefits ...........      16           10           26         24
Property and equipment
         write-downs ...........      37            1           38
Inventory write-downs ..........      33                        33
Contract terminations ..........      27                        27         27
Warranties and
         product returns                           16           16         16
Goodwill write-off .............       5                         5
Other costs ....................       5            5           10          7
                                   -----        -----        -----      -----
Total ..........................   $ 255        $  89        $ 344      $ 263
                                   =====        =====        =====      =====
--------------------------------------------------------------------------------

================================================================================

     During the fourth quarter of 2001, the company offered voluntary early-retirement programs primarily to certain United States employees whose age plus years of service equaled 80 or more by October 31, 2001. Based on acceptances received, the company recorded an expense of $189 million pretax for the cost of the special retirement benefits and related curtailment costs. In 1999, the company also recorded an expense of $68 million pretax for voluntary early-retirement programs primarily in cost of sales.

     Also in the fourth quarter of 2001, the company announced plans to exit the hand-held consumer products business included in the commercial and consumer equipment segment. Affected by this decision are consumer products operations and employees primarily in the southeastern United States and Mexico.
The company is selling its hand-held consumer products operations in Chihuahua, Mexico and other United States facilities related to this business. These actions are expected to be completed during 2002. As a result, a cost of $15 million for termination benefits related to approximately 700 employees was accrued. In addition, contract terminations of $27 million, product warranties and returns of $16 million and other costs of $6 million were accrued. As a result of these plans, impairment write-downs of $33 million for inventory and $35 million for property and equipment also were recognized. The hand-held consumer products operations had revenues of $240 million, $235 million and $317 million during 2001, 2000 and 1999, respectively. During the same periods, pretax operating losses were $72 million, $70 million and $13 million, excluding the restructuring costs as discussed above.

     In the fourth quarter of 2001, the company also announced plans to reduce manufacturing and marketing costs in the construction and forestry segment. These plans included employee separations, the closing of a forestry equipment factory in Bessemer, Alabama, and an office in Atlanta, Georgia, as well as the sale of a fabrication operation in Woodstock, Ontario. These actions are expected to be completed during 2002. As a result, a cost of $11 million for termination benefits related to approximately 300 employees was accrued. In addition, a write-off of goodwill of $5 million, impairment write-downs of property and equipment of $3 million and other costs of $4 million were recognized.

     The liabilities from exiting these operations and related impairment reserves are expected to be substantially paid or liquidated in 2002. The voluntary early-retirement liability will be paid from the pension assets over the remaining lives of the retirees and dependents as pension payments are made. See Note 3.

3. PENSION AND OTHER POSTRETIREMENT BENEFITS
================================================================================
The company has several defined benefit pension plans covering its United States employees and employees in certain foreign countries. The company also has several defined benefit health care and life insurance plans for retired employees in the United States and Canada.

The worldwide components of net periodic pension cost and the significant assumptions consisted of the following in millions of dollars and in percents:
--------------------------------------------------------------------------------
                                                   2001     2000     1999
--------------------------------------------------------------------------------
Pensions

Service cost ...................................   $ 113    $ 106    $ 117
Interest cost ..................................     424      414      396
Expected return on assets ......................    (603)    (543)    (497)
Amortization of actuarial (gain) loss ..........      (9)       1       33
Amortization of prior service cost .............      34       36       44
Amortization of net transition asset ...........      (9)      (8)      (8)
Special early-retirement benefits ..............     135                29
Settlements/curtailments .......................                7       (2)
                                                   -----    -----    -----
Net cost .......................................   $  85    $  13    $ 112
                                                   =====    =====    =====

Weighted-average Assumptions
Discount rates for obligations .................     7.2%     7.4%     7.4%
Discount rates for expenses ....................     7.4%     7.4%     7.0%
Assumed rates of compensation increases ........     4.8%     4.8%     4.9%
Expected long-term rates of return .............     9.7%     9.7%     9.7%
--------------------------------------------------------------------------------
The worldwide components of net periodic postretirement benefits cost and the significant assumptions consisted of the following in millions of dollars and in percents:
--------------------------------------------------------------------------------
                                                   2001     2000     1999
--------------------------------------------------------------------------------
Health Care and Life Insurance
Service cost ...................................   $  69    $  70    $  85
Interest cost ..................................     192      189      188
Expected return on assets ......................     (54)     (43)     (35)
Amortization of actuarial loss .................                1       23
Amortization of prior service cost .............       2       (3)      (4)
Special early-retirement benefits ..............       1                 5
Settlements/curtailments .......................      53                 3
                                                   -----    -----    -----
Net cost .......................................   $ 263    $ 214    $ 265
                                                   =====    =====    =====

Weighted-average Assumptions
Discount rates for obligations .................    7.25%    7.74%    7.75%
Discount rates for expenses ....................    7.74%    7.75%    7.26%
Expected long-term rates of return .............     9.7%     9.7%     9.7%
--------------------------------------------------------------------------------
     In addition to the early-retirement benefits included in the plans shown above, the company provided $34 million in 1999 of other special early-retirement benefits. The total special early-retirement benefits were $189 million in 2001, including curtailments, and $68 million in 1999. See Note 2.

     The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine 2001, 2000 and 1999 costs were assumed to be 4.5 percent in 2002 and all future years, 4.5 percent for 2001 and all future years, and 6.0 percent for 2000 and 4.5 percent for 2001 and all future years, respectively. The annual rates of increase in the per capita cost for the October 31, 2001 health care obligations was 5.0 percent for 2002 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations

===============================================================================

at October 31, 2001 by $309 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for that year by $29 million. A decrease of one percentage point would decrease the obligations by $279 million and the cost by $25 million.

     A worldwide reconciliation of the funded status of the benefit plans at October 3l in millions of dollars follows:
-------------------------------------------------------------------------------
                                                                Health Care
                                                                   and
                                               Pensions        Life Insurance
                                            --------------     --------------
                                            2001      2000     2001      2000
-------------------------------------------------------------------------------
Change in benefit obligations
Beginning of year balance ................. $(5,873) $(5,795)  $(2,612) $(2,667)
Service cost ..............................    (113)    (106)      (69)     (70)
Interest cost .............................    (424)    (414)     (192)    (189)
Actuarial gain (loss) .....................    (274)      (3)     (361)     148
Benefits paid .............................     391      405       173      170
Settlements/curtailments ..................       3       (7)      (53)
Special early-retirement benefits .........    (135)                (1)
Acquisition of business ...................              (25)                (6)
Foreign exchange and other ................     (15)      72         1        2
                                            -------  -------   -------  -------
End of year balance .......................  (6,440)  (5,873)   (3,114)  (2,612)
                                            -------  -------   -------  -------
Change in plan assets (fair value)
Beginning of year balance .................   7,646    6,472       552      445
Actual return on plan assets ..............  (1,318)   1,510      (101)     107
Employer contribution .....................      21       42       173      170
Benefits paid .............................    (391)    (405)     (173)    (170)
Acquisition of business ...................               33
Foreign exchange and other ................      (7)      (6)
                                            -------  -------   -------  -------
End of year balance .......................   5,951    7,646       451      552
                                            -------  -------   -------  -------
Plan obligation (more than)
         less than plan assets ............    (489)   1,773    (2,663)  (2,060)
Unrecognized actuarial (gain) loss ........     593   (1,609)      598       82
Unrecognized prior service (credit) cost ..     118      151        (8)      (6)
Remaining unrecognized
         transition asset .................      (1)     (10)
                                            -------  -------   -------  -------
Net amount recognized
         in the balance sheet ............. $   221  $   305   $(2,073) $(1,984)
                                            =======  =======   =======  =======
Amounts recognized in
         balance sheet
Prepaid benefit cost ...................... $   652  $   635
Accrued benefit liability .................    (473)    (362)  $(2,073) $(1,984)
Intangible asset ..........................      20       21
Accumulated pretax charge to
         other comprehensive income .......      22       11
                                            -------  -------   -------  -------
Net amount recognized ..................... $   221  $   305   $(2,073) $(1,984)
                                            =======  =======   =======  =======
--------------------------------------------------------------------------------

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with the accumulated benefit obligations greater than plan assets at October 31, 2001 were $407 million, $366 million and $29 million, respectively, and at October 31, 2000 were $333 million, $299 million and none, respectively.

4. INCOME TAXES
================================================================================
The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:
================================================================================
                                                     2001      2000     1999
--------------------------------------------------------------------------------
Current:
         United States:
                  Federal.......................    $  96      $ 264   $ 115
                  State ........................        8         26      13
         Foreign ...............................      112        142     166
                                                    -----      -----   -----
                           Total current .......      216        432     294
                                                    =====      =====   =====
Deferred:
         United States:
                  Federal ......................     (171)      (118)   (143)
                  State ........................      (17)       (14)    (13)
         Foreign ...............................      (10)        (6)     (3)
                                                    =====      =====   =====
                           Total deferred ......     (198)      (138)   (159)
                                                    -----      -----   -----
Provision for income taxes .....................    $  18      $ 294   $ 135
                                                    =====      =====   =====
--------------------------------------------------------------------------------

     Based upon location of the company's operations, the consolidated income
(loss) before income taxes in the United States in 2001, 2000 and 1999 was $(227) million, $504 million and $21 million, respectively, and in foreign countries was $202 million, $274 million and $344 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

     A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:
================================================================================
                                                     2001      2000     1999
--------------------------------------------------------------------------------
United States federal income tax provision
(credit) at a statutory rate of 35 percent .....    $  (9)     $ 272   $ 128
Increase (decrease) resulting from:
State and local income taxes, net of
         federal income tax benefit ............       (6)         8
Taxes on foreign activities ....................       28         13      22
Benefit of Foreign Sales Corporation ...........       (6)        (8)    (11)
Other adjustments - net ........................       11          9      (4)
                                                    -----      -----   -----
Provision for income taxes .....................    $  18      $ 294   $ 135
                                                    =====      =====   =====

--------------------------------------------------------------------------------
     At October 31, 2001, accumulated earnings in certain overseas subsidiaries totaled $563 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

--------------------------------------------------------------------------------
Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:
--------------------------------------------------------------------------------

                                                                   2001                   2000
                                                          --------------------    --------------------
                                                          Deferred    Deferred    Deferred    Deferred
                                                            Tax         Tax         Tax         Tax
                                                           Assets    Liabilities   Assets    Liabilities
--------------------------------------------------------------------------------------------------------
Tax over book depreciation .............................             $    170                  $   158
Deferred lease income ..................................                  145                      101
Deferred installment sales income ......................                  106                      211
Accrual for retirement and postemployment benefits .....   $  692               $    631
Accrual for sales allowances ...........................      285                    283
Allowance for doubtful receivables .....................       63                     55
Special items accruals and reserves (Note 2) ...........       57
Accrual for vacation pay ...............................       51                     51
Tax loss and tax credit carryforwards ..................       47                     45
Unrealized loss on derivatives .........................       39
Minimum pension liability adjustment ...................        8                      5
Other items ............................................      104          55        114            44
Less valuation allowance ...............................                              (4)
                                                          -------    --------   --------       -------
Deferred income tax assets and liabilities .............  $ 1,346    $    476   $  1,180       $   514
                                                          =======    ========   ========       =======

--------------------------------------------------------------------------------

     Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

     At October 31, 2001, certain tax loss and tax credit carryforwards for $47 million were available with $21 million expiring from 2006 through 2020 and $26 million with an unlimited expiration date.

5. OTHER INCOME AND OTHER OPERATING EXPENSES
================================================================================
The major components of other income and other operating expenses consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                        2001      2000      1999
--------------------------------------------------------------------------------
Other income
Gains from sales of retail notes* ....................  $ 32      $ 24      $ 45
Securitization and servicing fee income ..............    30        31        38
Revenues from services ...............................    52        40        25
Other ................................................    59        60        60
                                                        ----      ----      ----
  Total ..............................................  $173      $155      $168
                                                        ====      ====      ====
Other operating expenses
Depreciation on equipment on operating leases ........  $317      $280      $205
Cost of services .....................................    40        36        23
Other ................................................    36         3         8
                                                        ----      ----      ----
  Total ..............................................  $393      $319      $236
                                                        ====      ====      ====
* Includes securitizations and other sales of retail notes.
--------------------------------------------------------------------------------

6. MARKETABLE SECURITIES
================================================================================
Marketable securities are currently held by the health care subsidiaries. All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

     The amortized cost and fair value of marketable securities in millions of dollars follow:
--------------------------------------------------------------------------------
                                        Amortized   Gross       Gross
                                          Cost    Unrealized  Unrealized   Fair
                                        or Cost     Gains       Losses    Value
--------------------------------------------------------------------------------
October 31, 2001
Equity securities ....................    $ 12      $  1         $  1     $ 12
U.S. government and agencies .........      26         1                    27
Corporate ............................      81         4                    85
Mortgage-backed securities ...........      50         2                    52
                                          ----      ----         ----     ----
Marketable securities ................    $169      $  8         $  1     $176
                                          ====      ====         ====     ====
October 31, 2000
Equity securities ....................    $  8      $  1                  $  9
U.S. government and agencies .........      23                              23
Corporate ............................      62         1         $  1       62
Mortgage-backed securities ...........      33                              33
                                          ----      ----         ----     ----
Marketable securities ................    $126      $  2         $  1     $127
                                          ====      ====         ====     ====
--------------------------------------------------------------------------------
     The contractual maturities of debt securities at October 31, 2001 in millions of dollars follow:
--------------------------------------------------------------------------------
                                                                Amortized   Fair
                                                                  Cost     Value
--------------------------------------------------------------------------------
Due in one year or less .....................................     $ 16     $ 16
Due after one through five years ............................       71       74
Due after five through 10 years .............................       56       59
Due after 10 years ..........................................       14       15
                                                                  ----     ----
Debt securities .............................................     $157     $164
                                                                  ====     ====
--------------------------------------------------------------------------------

     Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $7 million in 2001, $205 million in 2000 and $19 million in 1999. In 2001 and 1999, realized gains and losses were not significant. In 2000, realized gains were $20 million and realized losses were $13 million. Proceeds in 2000 include the sale of securities that were previously transferred to Deere & Company from John Deere Insurance Group, Inc. prior to the sale of this subsidiary in 1999. The increase (decrease) in the net unrealized holding gain after income taxes was $4 million, $(5) million and $(19) million during 2001, 2000 and 1999, respectively.

7. TRADE ACCOUNTS AND NOTES RECEIVABLE
================================================================================
Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

--------------------------------------------------------------------------------
                                                                 2001     2000
--------------------------------------------------------------------------------
Trade accounts and notes:
  Agricultural ..............................................   $1,767   $1,819
  Commercial and consumer ...................................      957    1,120
  Construction and forestry .................................      187      215
  Other .....................................................       12       15
                                                                ------   ------
Trade accounts and notes receivable-net .....................   $2,923   $3,169
                                                                ======   ======
--------------------------------------------------------------------------------
     In October 2001, the Equipment Operations sold $2.2 billion of United States trade receivables to the credit operations. See Note 1.

     At October 31, 2001 and 2000, dealer notes included in the previous table were $583 million and $622 million, and the allowance for doubtful trade receivables was $51 million and $34 million, respectively.

--------------------------------------------------------------------------------
     Trade accounts and notes receivable arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to eight months for most construction equipment, and from two to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

     Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

8. FINANCING RECEIVABLES
================================================================================
Financing receivables at October 31 consisted of the following in millions of dollars:
--------------------------------------------------------------------------------
                                                                2001       2000
--------------------------------------------------------------------------------
Retail notes:
  Equipment:
    Agricultural ...........................................  $ 4,711    $ 4,342
    Commercial and consumer ................................      786        611
    Construction and forestry ..............................    1,686      1,419
  Recreational products ....................................      245        327
                                                              -------    -------
    Total ..................................................    7,428      6,699
Wholesale notes ............................................      927      1,068
Revolving charge accounts ..................................      845        710
Financing leases ...........................................      774        728
Operating loans ............................................      502        423
                                                              -------    -------
  Total financing receivables ..............................   10,476      9,628
                                                              -------    -------
Less:
  Unearned finance income:
    Equipment notes ........................................      950      1,020
    Recreational product notes .............................       81        110
    Financing leases .......................................      120        116
                                                              -------    -------
      Total ................................................    1,151      1,246
                                                              -------    -------
  Allowance for doubtful receivables .......................      126        106
                                                              -------    -------
Financing receivables - net ................................  $ 9,199    $ 8,276
                                                              =======    =======
--------------------------------------------------------------------------------
     Financing receivables have significant concentrations of credit risk in the agricultural, commercial and consumer, construction and forestry and recreational product business sectors as shown in the previous table. In 2001, the credit operations discontinued the financing of new recreational products retail notes. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

     Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

--------------------------------------------------------------------------------
                                                                2001       2000
--------------------------------------------------------------------------------
Due in months:
    0  - 12 ................................................  $ 4,474    $ 4,013
    13 - 24 ................................................    2,531      2,193
    25 - 36 ................................................    1,615      1,466
    37 - 48 ................................................    1,053      1,016
    49 - 60 ................................................      567        648
    Thereafter .............................................      236        292
                                                              -------    -------
Total ......................................................  $10,476    $ 9,628
                                                              =======    =======
--------------------------------------------------------------------------------
     The maximum terms for retail notes are generally eight years for agricultural equipment, six years for commercial and consumer equipment, five years for construction and forestry equipment, and 15 years for recreational products. The maximum term for financing leases is generally five years, while the maximum term for wholesale notes is generally 12 months.

     At October 31, 2001 and 2000, the unpaid balances of retail notes previously sold by the credit operations were $1,647 million and $2,123 million, respectively. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2001 and 2000, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $10,846 million and $10,399 million, respectively.

     Total financing receivable amounts 60 days or more past due were $61 million at October 31, 2001, compared with $44 million at October 31, 2000. These past-due amounts represented .66 percent of the receivables financed at October 31, 2001 and .53 percent at October 31, 2000. The allowance for doubtful financing receivables represented 1.35 percent and 1.26 percent of financing receivables outstanding at October 31, 2001 and 2000, respectively. In addition, at October 31, 2001 and 2000, the company's credit operations had $148 million and $147 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

--------------------------------------------------------------------------------
                                                         2001     2000     1999
--------------------------------------------------------------------------------
Balance, beginning of the year ........................ $ 106    $  93    $  90
Provision charged to operations .......................   103       64       68
Amounts written off ...................................   (73)     (44)     (44)
Transfers primarily related to retail note sales ......   (10)      (7)     (21)
                                                        -----    -----    -----
Balance, end of the year............................... $ 126    $ 106    $  93
                                                        =====    =====    =====
--------------------------------------------------------------------------------
     The company periodically sells receivables in securitizations of retail notes. It retains interest-only strips, servicing rights, and in some cases cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values

-------------------------------------------------------------------------------

at the date of transfer. The company generally estimates fair values based on the present value of future expected cash flows using management's key assumptions as discussed below. The company receives annual servicing fees approximating 1 percent of the outstanding balance, and rights to future cash flows. The company's maximum exposure under recourse provisions related to securitizations at October 31, 2001 and 2000 was $176 million and $174 million, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due. The company's retained interests, which are included in the recourse provisions, are subordinate to investor's interests and their values are subject to certain key assumptions as shown below.

     The company recognized a pretax gain of $12 million on retail notes securitized during 2001. Key assumptions used to initially determine the fair value of the retained interests included a weighted average maturity of 20 months, average annual prepayment rate of 20 percent, expected annual credit losses of .30 percent, and a discount rate on retained interests and subordinate tranches of 13 percent.

     Cash flows received from and paid to securitization trusts in millions of dollars were as follows:
------------------------------------------------------------------------------
                                                                          2001
------------------------------------------------------------------------------
Proceeds from new securitizations .............................           $995
Servicing fees received .......................................             19
Other cash flows received .....................................             53
------------------------------------------------------------------------------

     The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:
------------------------------------------------------------------------------
                                                                          2001
------------------------------------------------------------------------------
Retail Note Securitizations
Carrying amount/fair value of retained interests ......................  $ 92
Weighted-average life (in months) .....................................    13
Prepayment speed assumption (annual rate) .............................    19%
         Impact on fair value of 10% adverse change ...................  $ .3
         Impact on fair value of 20% adverse change ...................  $ .6
Expected credit losses (annual rate) ..................................   .39%
         Impact on fair value of 10% adverse change ...................  $ .6
         Impact on fair value of 20% adverse change ...................  $1.2
Residual cash flows discount rate (annual) ............................    13%
         Impact on fair value of 10% adverse change ...................  $2.2
         Impact on fair value of 20% adverse change ...................  $4.2
-----------------------------------------------------------------------------

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

     Principal balances of managed and securitized retail notes, past due amounts and credit losses, net of recoveries, as of and for the year ended October 31, 2001 in millions of dollars follow:
-------------------------------------------------------------------------------
                               Principal    Principal 60 Days or  Net Credit
                              Outstanding     More Past Due        Losses
-------------------------------------------------------------------------------
Owned ......................      $6,122          $   23          $   32
Securitized ................       1,494              13              10
                                  ------          ------          ------
Managed ....................      $7,616          $   36          $   42
                                  ======          ======          ======
-------------------------------------------------------------------------------

     The amount of actual and projected future credit losses (expected static pool losses) for securitizations during 2001 was .61 percent of the amount of retail notes sold. In November 2001, the company securitized and sold approximately $930 million of retail notes, which were included in financing receivables at year end. The company recognized a pretax gain on the sale of $23 million.

9. OTHER RECEIVABLES
-------------------------------------------------------------------------------

Other receivables at October 31 consisted of the following in millions of dollars:
------------------------------------------------------------------------------
                                                             2001         2000
------------------------------------------------------------------------------
Taxes receivable .....................................       $206         $206
Receivables relating to securitizations ..............         81           89
Health care premiums receivable ......................         13           22
Other ................................................         89           78
                                                             ----         ----
Other receivables ....................................       $389         $395
                                                             ====         ====
-------------------------------------------------------------------------------
    The credit operations' receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

10. EQUIPMENT ON OPERATING LEASES
-------------------------------------------------------------------------------
Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,939 million and $1,954 million at October 31, 2001 and 2000, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $577 million and $480 million at October 31, 2001 and 2000, respectively. The corresponding depreciation expense was $318 million in 2001, $280 million in 2000 and $205 million in 1999.

     Future payments to be received on operating leases totaled $741 million at October 31, 2001 and are scheduled as follows in millions of dollars: 2002 - $324, 2003 - $225, 2004 - $115, 2005 - $54 and 2006 - $23.

11. INVENTORIES
-------------------------------------------------------------------------------
Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 70 percent and 74 percent of worldwide gross inventories at FIFO value on October 31, 2001 and 2000, respectively. If all inventories had been valued on a FIFO basis,

-------------------------------------------------------------------------------

estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

-------------------------------------------------------------------------------
                                                          2001            2000
-------------------------------------------------------------------------------
Raw materials and supplies .....................        $  516          $  460
Work-in-process ................................           376             404
Finished machines and parts ....................         1,618           1,667
                                                        ------          ------
         Total FIFO value ......................         2,510           2,531
Adjustment to LIFO value .......................         1,004             978
                                                        ------          ------
Inventories ....................................        $1,506          $1,553
                                                        ======          ======

12. PROPERTY AND DEPRECIATION
-------------------------------------------------------------------------------
A summary of property and equipment at October 31 in millions of dollars follows:
-------------------------------------------------------------------------------
                                                         2001          2000
-------------------------------------------------------------------------------
Land .............................................     $   59         $   58
Buildings and building equipment .................      1,238          1,166
Machinery and equipment ..........................      2,458          2,315
Dies, patterns, tools, etc .......................        765            678
All other ........................................        686            658
Construction in progress .........................        182            180
                                                       ------         ------
         Total at cost ...........................      5,388          5,055
Less accumulated depreciation ....................      3,336          3,143
                                                       ------         ------
Property and equipment - net .....................     $2,052         $1,912
                                                       ======         ======
-------------------------------------------------------------------------------

     Leased property under capital leases amounting to $15 million and $11 million at October 31, 2001 and 2000, respectively, is included in property and equipment.

     Property and equipment additions in 2001, 2000 and 1999 were $500 million, $422 million and $309 million and depreciation was $308 million, $292 million and $281 million, respectively. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred. Most of the company's property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

     The amount of total capitalized software costs, including purchased and internally developed software, classified as "Other Assets" at October 31, 2001 and 2000 was $218 million and $174 million, less accumulated amortization of $138 million and $113 million, respectively. Amortization of these software costs was $31 million and $29 million in 2001 and 2000, respectively.

     The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company's financial position or results of operations.

13. INTANGIBLE ASSETS
-------------------------------------------------------------------------------
Net intangible assets totaled $874 million and $652 million at October 31, 2001 and 2000, respectively. The balance at October 31, 2001 consisted of unamortized goodwill of $846 million, an intangible asset of $20 million related to the additional minimum pension liability required by FASB Statement No. 87 and other intangible assets of $8 million. At October 31, 2000, the corresponding amounts were $620 million, $21 million and $11 million, respectively.

     Intangible assets, excluding the intangible pension asset, are being amortized over 30 years or less on the straight-line basis, and the accumulated amortization was $183 million and $125 million at October 31, 2001 and 2000, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed periodically for potential impairment.

14. SHORT-TERM BORROWINGS
-------------------------------------------------------------------------------
Short-term borrowings at October 31 consisted of the following in millions of dollars:
-------------------------------------------------------------------------------
                                                          2001        2000
-------------------------------------------------------------------------------
Equipment Operations
Commercial paper .....................................  $  557      $  712
Notes payable to banks ...............................     143         143
Long-term borrowings due within one year .............      73          73
                                                        ------      ------
         Total .......................................     773         928
                                                        ------      ------
Financial Services
Commercial paper .....................................   2,672       3,016
Notes payable to banks ...............................      24           7
Long-term borrowings due within one year .............   2,729       1,808
                                                        ------      ------
         Total .......................................   5,425       4,831
                                                        ------      ------
Short-term borrowings ................................  $6,198      $5,759
                                                        ======      ======
-------------------------------------------------------------------------------

     The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2001 and 2000 were 3.3 percent and 6.2 percent, respectively. All of the Financial Services' short-term borrowings represent obligations of the credit subsidiaries.

     Unsecured lines of credit available from United States and foreign banks were $4,718 million at October 31, 2001. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation. At October 31, 2001, $1,314 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

     Included in the above lines of credit is a long-term committed credit agreement expiring in February 2006 for $2,113 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder's equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to accounting principles generally accepted in the United States of America in effect at October 31, 1998. Under this provision, $2,618 million of the company's retained earnings balance was free of restriction at October 31, 2001.

     Deere & Company has a contractual agreement to conduct business with John Deere Capital Corporation on such terms that the Capital Corporation will continue to satisfy the ratio requirement discussed above for earnings to fixed charges, Capital Corporation's tangible net worth will be maintained at not less than $50 million and Deere & Company will continue to own at

--------------------------------------------------------------------------------
least 51 percent of Capital Corporation's voting capital stock. These arrangements are not intended to make Deere & Company responsible for the payment of obligations of this credit subsidiary.

15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
--------------------------------------------------------------------------------
Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:
--------------------------------------------------------------------------------
                                                            2001         2000
--------------------------------------------------------------------------------
Equipment Operations
Accounts payable:
  Trade payables ....................................... $   955     $  1,061
  Dividends payable ....................................      52           52
  Other ................................................      53           46
Accrued expenses:
  Employee benefits ....................................     241          306
  Dealer commissions ...................................     221          202
  Special items (Note 2) ...............................      74
  Other ................................................   1,080*         694
                                                         -------     --------
     Total .............................................   2,676        2,361
                                                         -------     --------
Financial Services
Accounts payable:
  Deposits withheld from dealers and merchants .........     148          147
  Other ................................................     357          234
Accrued expenses:
  Interest payable .....................................      49           61
  Other ................................................     221          173
                                                         -------     --------
     Total .............................................     775          615
                                                         -------     --------
Eliminations ...........................................     354*
                                                         -------     --------
Accounts payable and accrued expenses .................. $ 3,097     $  2,976
                                                         =======     ========
* Includes trade receivable valuation accounts of $354 million reclassified as accrued expenses by the Equipment Operations as a result of trade receivables sold to Financial Services. See Note 1.
--------------------------------------------------------------------------------

16. LONG-TERM BORROWINGS
--------------------------------------------------------------------------------
Long-term borrowings at October 31 consisted of the following in millions of dollars:
--------------------------------------------------------------------------------
                                                            2001         2000
--------------------------------------------------------------------------------
Equipment Operations
Notes and debentures:
  Medium-term notes due 2005 - 2006:
     Average interest rate of 9.6% as of year end
     2001 and 7.5% as of year end 2000 ................. $    45     $    115
  6.55% notes due 2004 .................................     250          250
  5-7/8% U.S. dollar notes due 2006: ($250 principal)
     $170 swapped to Euro and Swedish Krona and
     an average variable interest rate of 4.2% as of
     year end 2001 .....................................     256*
  7.85% debentures due 2010 ............................     500          500
  8.95% debentures due 2019 ............................     200          200
  8-1/2% debentures due 2022 ...........................     200          200
  6.55% debentures due 2028 ............................     200          200
  8.10% debentures due 2030 ............................     250          250
  7.125% notes due 2031 ................................     300
  Other notes ..........................................       9            2
                                                         -------     --------
     Total ............................................. $ 2,210     $  1,717
                                                         -------     --------
--------------------------------------------------------------------------------
(continued)


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                            2001         2000
--------------------------------------------------------------------------------
Financial Services
Notes and debentures:
  Medium-term notes due 2003 - 2007:
     ($2,778 principal) Average interest rate
     of 4.6% as of year end 2001 and 7.4%
     as of year end 2000 ............................... $ 2,796*   $   1,992
  7% notes due 2002:
     Swapped to variable interest rate of 7.1%
     as of year end 2000 ...............................                  300
  Floating rate notes due 2003:
     Interest rate of 2.7% as of year end 2001 .........     200
  6.125% U.S. dollar notes due 2003: ($150 principal)
     Swapped to Canadian dollars and a variable
     interest rate of 4.2% as of year end 2001 and
     6.1% as of year end 2000 ..........................     157*         142
  5.125% debentures due in 2006
     ($600 principal) Swapped to variable interest rate
     of 3.0% as of year end 2001 .......................     601*
  6% notes due 2009: ($300 principal) Swapped to
     variable interest rate of 3.8% as of year end 2001
     and 6.9% as of year end 2000 ......................     316*         300
  Other notes ..........................................     131          163
                                                         -------     --------
     Total notes and debentures ........................   4,201        2,897
Subordinated debt:
  8-5/8% subordinated debentures due 2019 ..............     150          150
                                                         -------     --------
     Total .............................................   4,351        3,047
                                                         -------     --------
Long-term borrowings ................................... $ 6,561     $  4,764
                                                         =======     ========
* These carrying values include fair value adjustments related to interest rate swaps designated as fair value hedges under FASB Statement No. 133 adopted in 2001. See Notes 1 and 23.
--------------------------------------------------------------------------------

     All of the Financial Services' long-term borrowings represent obligations of the credit subsidiaries.

     The approximate amounts of the Equipment Operations' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 2002 - $73, 2003 - $7, 2004 - $251, 2005 -
$26 and 2006 - $270. The approximate amounts of the credit subsidiaries' long-term borrowings maturing and sinking fund payments required in each of the next five years in millions of dollars are as follows: 2002 - $2,729, 2003 - $2,019, 2004 - $879, 2005 - $20 and 2006 - $838.

17. LEASES
--------------------------------------------------------------------------------
At October 31, 2001, future minimum lease payments under capital leases totaled $14 million. Total rental expense for operating leases was $90 million in 2001 and $73 million in 2000 and 1999. At October 31, 2001, future minimum lease payments under operating leases amounted to $261 million as follows: 2002 - $55, 2003 - $38, 2004 - $66, 2005 - $28, 2006 - $20 and later years $54.

18. COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------
On October 31, 2001, the company's maximum exposure under all credit receivable recourse provisions was $176 million for retail notes sold by the Financial Services subsidiaries. Also, at October 31, 2001, the company had commitments of approximately $162 million for construction and acquisition of property and equipment.

--------------------------------------------------------------------------------
     John Deere B.V., located in the Netherlands, is an indirect wholly-owned finance subsidiary of the company. The securities of John Deere B.V. that are registered with the United States Securities and Exchange Commission are fully and unconditionally guaranteed by the company.

     The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the company believes these unresolved legal actions will not have a material effect on its financial statements.

19. CAPITAL STOCK
--------------------------------------------------------------------------------
Changes in the common stock account in 1999, 2000 and 2001 in millions were as follows:
--------------------------------------------------------------------------------

                                                        Number of
                                                      Shares Issued     Amount
--------------------------------------------------------------------------------
Balance at October 31, 1998 ............................    263.9       $1,790
Acquisition of a business ..............................      1.5           49
Other ..................................................       .4           11
                                                           -------      -------
Balance at October 31, 1999 ............................    265.8        1,850
Acquisition of a business ..............................       .2           10
Other ..................................................                     4
                                                           -------      -------
Balance at October 31, 2000 ............................    266.0        1,864
Acquisition of business ................................      2.2           81
Other ..................................................                     4
                                                           -------      -------
Balance at October 31, 2001 ............................    268.2       $1,949
                                                           =======      =======

--------------------------------------------------------------------------------
     The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

     A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:
--------------------------------------------------------------------------------
                                                       2001     2000      1999
--------------------------------------------------------------------------------

Net income (loss) ................................  $ (64.0)  $ 485.5   $ 239.2
Average shares outstanding .......................    235.0     234.3     232.9
Basic net income (loss) per share ................  $  (.27)  $  2.07   $  1.03
                                                    =======   ======= =========
Average shares outstanding .......................    235.0     234.3     232.9
Effect of dilutive stock options .................      1.8       1.7       1.5
                                                    -------   -------   -------
         Total potential shares outstanding ......    236.8     236.0     234.4
                                                    =======   =======   =======
Diluted net income (loss) per share ..............  $  (.27)  $  2.06   $  1.02
                                                    =======   =======   =======
--------------------------------------------------------------------------------
     Stock options to purchase 3.0 million shares, 2.9 million shares and 4.2 million shares during 2001, 2000 and 1999, respectively, were outstanding, but not included in the preceding diluted per share computation because the options' exercise prices were greater than the average market price of the company's common stock during the related periods.

20. STOCK OPTION AND RESTRICTED STOCK AWARDS
--------------------------------------------------------------------------------
The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Certain other options have been awarded with the exercise prices greater than the market price and become exercisable in one year or longer after grant, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. According to these plans at October 31, 2001, the company is authorized to grant an additional 10.0 million shares related to stock options or restricted stock.
     The company has retained the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, and no compensation expense for stock options was recognized under this method. For disclosure purposes only under FASB Statement No. 123, Accounting for Stock Based Compensation, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 2001, 2000 and 1999 with the exercise price equal to the market price were $12.06, $12.06 and $7.96 per option, respectively. Those awarded during 1999 with the exercise price greater than the market price had a fair value of $4.26 per option.

     Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used are as follow:
--------------------------------------------------------------------------------
                                           2001           2000         1999
--------------------------------------------------------------------------------
Net income (loss) (in millions)
  As reported .................          $     (64)    $      486    $     239
  Pro forma ...................          $     (96)    $      446    $     216
Net income (loss) per share
  As reported - basic .........          $    (.27)    $     2.07    $    1.03
  Pro forma - basic ...........          $    (.41)    $     1.91    $     .93
  As reported - diluted .......          $    (.27)    $     2.06    $    1.02
  Pro forma - diluted .........          $    (.41)    $     1.89    $     .92
Black-Scholes assumptions*
  Risk-free interest rate .....                5.4%          6.2%          4.6%
  Dividend yield ..............                2.1%          2.1%          2.7%
  Stock volatility ............               33.2%         30.4%         27.9%
  Expected option life ........           4.1 years     4.5 years     5.0 years

*Weighted-averages
--------------------------------------------------------------------------------
     During the last three fiscal years, shares under option in millions were as follows:
--------------------------------------------------------------------------------
                                   2001              2000           1999
                             ---------------- ------------------- --------------
                                     Exercise          Exercise         Exercise
                             Shares   Price*   Shares   Price*  Shares   Price*
--------------------------------------------------------------------------------
Outstanding at
  beginning of year .....    16.7   $ 39.77  11.9    $ 38.59     7.6    $ 39.95
Granted - at market .....     4.5     41.98   5.5      41.29     3.9      32.75
Granted - at premium ....                                         .7      50.97
Exercised ...............     (.6)    28.94   (.6)     28.75     (.2)     21.35
Expired or forfeited ....     (.1)    42.80   (.1)     42.50     (.1)     40.62
                           ------           ------             ------
Outstanding at
  end of year ...........    20.5     40.56  16.7      39.77    11.9      38.59
Exercisable at
  end of year ...........    14.8     38.28  10.1      36.14     6.8      37.36

 *Weighted-averages
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Options outstanding and exercisable in millions at October 31, 2001 were as follows:
--------------------------------------------------------------------------------
                             Options Outstanding            Options Exercisable
                       -------------------------------      --------------------
                                 Remaining
Range of                        Contractual     Exercise            Exercise
Exercise Prices        Shares    Life (yrs)*     Price*     Shares   Price*
------------------     ---------------------------------------------------------
$13.63 - $23.56 ......  1.2        2.42         $20.16        1.2     $20.16
$28.39 - $34.19 ......  5.2        5.80          32.55        5.2      32.55
$35.00 - $41.47 ......  5.6        8.08          41.16        5.5      41.21
$42.07 - $47.36 ......  5.6        8.16          42.27        1.3      42.92
$50.97 - $56.50 ......  2.4        6.39          54.78        1.6      56.50
$82.19 ...............   .5        6.08          82.19
                       ----                                  ----
Total ...............  20.5                                  14.8

*Weighted-averages
--------------------------------------------------------------------------------
      In 2001, 2000, and 1999, the company granted 44,001, 53,956 and 703,914 shares of restricted stock with weighted- average fair values of $41.96, $37.55 and $32.85 per share, respectively. The total compensation expense for the restricted stock plans, which are being amortized over the restricted periods, was none, $9 million and $10 million in 2001, 2000 and 1999, respectively. The amortization in 2001 was offset by decreases in estimates of restricted stock to be issued.

21. EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS
--------------------------------------------------------------------------------
The company maintains the following significant plans for eligible United States employees:

    John Deere Savings and Investment Plan, for salaried employees John Deere Stock Purchase Plan, for salaried employees
    John Deere Tax Deferred Savings Plan, for wage employees

      Company contributions under these plans were $34 million in 2001, $27 million in 2000 and $51 million in 1999.

22. OTHER COMPREHENSIVE INCOME ITEMS
--------------------------------------------------------------------------------
Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:
--------------------------------------------------------------------------------
                                                    Before     Tax      After
                                                      Tax   (Expense)    Tax
                                                    Amount   Credit    Amount
--------------------------------------------------------------------------------
1999
Cumulative translation adjustment ..............   $(24)     $ (3)     $(27)
                                                   ----      ----      ----
Unrealized loss on marketable securities:
         Holding loss ..........................    (28)       10       (18)
         Reclassification of realized gain
                  to net income ................     (1)                 (1)
                                                   ----      ----      ----
         Net unrealized loss ...................    (29)       10       (19)
                                                   ----      ----      ----
Total other comprehensive loss .................   $(53)     $  7      $(46)
                                                   ====      ====      ====
--------------------------------------------------------------------------------
(continued)
--------------------------------------------------------------------------------
                                                     Before     Tax     After
                                                      Tax    (Expense)   Tax
                                                     Amount    Credit   Amount
2000
--------------------------------------------------------------------------------
Minimum pension liability adjustment ...........    $  16      $ (5)    $  11
                                                    -----      ----     -----
Cumulative translation adjustment ..............     (108)       (7)     (115)
                                                    -----      ----     -----
Unrealized loss on marketable securities:
         Holding loss ..........................       (1)                 (1)
         Reclassification of realized gain
                  to net income ................       (7)        3        (4)
                                                    -----      ----     -----
         Net unrealized loss ...................       (8)        3        (5)
                                                    -----      ----     -----
Total other comprehensive loss .................    $(100)     $ (9)    $(109)
                                                    =====      ====     =====
-----------------------------------------------------------  -------------------
2001
Minimum pension liability adjustment ...........    $ (11)     $  3     $  (8)
                                                    -----      ----     -----
Cumulative translation adjustment ..............      (63)                (63)
                                                    -----      ----     -----
Unrealized holding gain and net gain on
         marketable securities .................        6        (2)        4
                                                    -----      ----     -----
Unrealized loss on derivatives:
         Hedging loss ..........................     (155)       55      (100)
         Reclassification of realized
                  loss to net income ...........       43       (15)       28
                                                    -----      ----     -----
         Net unrealized loss ...................     (112)       40       (72)
                                                    -----      ----     -----
Total other comprehensive loss .................    $(180)     $ 41     $(139)
                                                    =====      ====     =====
--------------------------------------------------------------------------------

23. FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:
--------------------------------------------------------------------------------
                                                2001                  2000
                                          ----------------    ------------------
                                          Carrying   Fair      Carrying    Fair
                                            Value   Value       Value     Value
--------------------------------------------------------------------------------
Financing receivables .................  $ 9,199   $ 9,226    $ 8,276    $ 8,254
                                         =======   =======    =======    =======
Long-term borrowings
  Equipment Operations ................  $ 2,210   $ 2,404    $ 1,717    $ 1,722
  Financial Services ..................    4,351     4,355      3,047      3,036
                                         -------   -------    -------    -------
     Total ............................  $ 6,561   $ 6,759    $ 4,764    $ 4,758
                                         =======   =======    =======    =======
--------------------------------------------------------------------------------
Fair Value Estimates

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

     Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges under FASB Statement No. 133, which was adopted in 2001. See Notes 1 and 16.

--------------------------------------------------------------------------------
Derivatives
It is the company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The company's credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

Interest Rate Swaps
The company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the credit operations' borrowings to those of the assets being funded.

     Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments become due and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2001 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $43 million after-tax. These swaps mature in up to 57 months.

     Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings. See Note 16.

     Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material in 2001. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

     The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses are recognized directly in earnings. These instruments relate primarily to swaps that are used to facilitate securitization transactions.

Foreign Exchange Forward Contracts, Swaps and Options
The company has entered into foreign exchange forward contracts, swaps and purchased options in order to manage the currency exposure of certain receivables, liabilities and expected inventory purchases. These derivatives were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

     The company has designated cross currency interest rate swaps as fair value hedges of certain long-term borrowings. The effective portion of the fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The company has also designated currency swaps as cash flow hedges of a long-term borrowing.

     The effective portion of the fair value gains or losses on these swaps are recorded in other comprehensive income and subsequently reclassified into earnings as payments become due and the swaps approach maturity. This will offset the exchange rate effects on the borrowing being hedged and the ineffectiveness was not material.

24. CASH FLOW INFORMATION
--------------------------------------------------------------------------------
For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings mature within three months or less.

     In 2001, net income included in the cash flows from operations has a non-cash expense of $339 million pretax related to the special items (See Note
2). These non-cash accruals and write-downs have been added back as adjustments to income in the changes in assets and liabilities related to operations. In 2001, the Equipment Operations cash flows from operations has a positive cash flow of $2.2 billion included in their decrease in receivables related to the sale of trade receivables to Financial Services. The Financial Services cash flows from investing activities has an offsetting cash outflow included in their cost of receivables acquired. These intercompany cash flows have been eliminated in the consolidated cash flows.

     Cash payments for interest and income taxes consisted of the following in millions of dollars:
--------------------------------------------------------------------------------
                                                    2001      2000      1999
--------------------------------------------------------------------------------
Interest:
   Equipment Operations ........................   $ 220     $ 152     $ 151
   Financial Services ..........................     540       489       428
   Intercompany eliminations....................     (34)      (23)      (15)
                                                  ------    ------    ------
Consolidated ...................................   $ 726     $ 618     $ 564
                                                  ======    ======    ======

Income taxes:
         Equipment Operations ..................     119     $ 393     $ 135
         Financial Services ....................      61        77        55
         Intercompany eliminations .............     (48)      (57)      (43)
                                                  ------    ------     ------
Consolidated ...................................   $ 132     $ 413     $ 147
                                                  ======    ======     ======
--------------------------------------------------------------------------------

25. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2001,
2000 AND 1999
--------------------------------------------------------------------------------
The company's operations are organized and reported in four major business segments described as follows (Also see Part I, Item 1, of the company's Form 10-K):

     The agricultural equipment segment manufactures and distributes a full line of farm equipment - including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; materials handling equipment; and integrated agricultural managment systems technology.

     The commercial and consumer equipment segment manufactures and distributes equipment for commercial and residential uses - including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; snowblowers; skid-steer loaders; utility vehicles; landscape and irrigation equipment; and other outdoor power products. As of November 1, 2001, the design, manufacture and distribution of skid steer loaders were transferred from the commercial and consumer equipment segment to the construction and forestry segment.

--------------------------------------------------------------------------------

     The construction and forestry segment manufactures and distributes a broad range of machines used in construction, earthmoving, material handling and timber harvesting - including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; forklifts; landscape loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

     The products and services produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

     The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans and finances retail revolving charge accounts.

     Certain operations do not meet the materiality threshold of FASB Statement No. 131 and have been grouped together as "Other" segments. These include the special technologies group, health care and the insurance operations which were sold in 1999.

     Corporate assets are primarily the Equipment Operations' prepaid pension costs, deferred income tax assets, other receivables and cash and cash equivalents as disclosed in the financial statements, net of certain intercompany eliminations.

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

     Information relating to operations by operating segment in millions of dollars follows with related comments included in Management's Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2001, 2000, and 1999 were as follows: agricultural equipment net sales of $76 million, $94 million and $106 million and credit revenues of $22 million, $4 million and $1 million, respectively.

--------------------------------------------------------------------------------
OPERATING SEGMENTS                                 2001        2000        1999
--------------------------------------------------------------------------------
Net sales and revenues
Unaffiliated customers:
    Agricultural equipment net sales .......     $ 6,269     $ 5,934    $ 5,138
    Commercial and consumer equipment
      net sales ............................       2,667       2,966      2,648
    Construction and forestry
      net sales ............................       2,086       2,203      1,880
    Other net sales ........................          55          66         35
                                                 -------     -------    -------
      Total net sales ......................      11,077      11,169      9,701
Credit revenues ............................       1,439       1,323      1,136
Other revenues .............................         777         645        914
                                                 -------     -------    -------
Total ......................................     $13,293     $13,137    $11,751
                                                 =======     =======    =======
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
OPERATING SEGMENTS                                 2001        2000        1999
--------------------------------------------------------------------------------
Operating profit (loss)
Agricultural equipment ..................        $ 257*      $ 400      $ (51)**
Commercial and consumer equipment .......         (194)*       159        213
Construction and forestry ...............          (54)*       191        149
Credit*** ...............................          274*        254        274
Other*** ................................          (31)*       (39)       (33)
                                                 -----       -----      -----
      Total operating profit ............          252         965        552
                                                 =====       =====      =====
Interest income .........................           39          40         24
Investment income .......................                        8          1
Interest expense ........................         (268)       (182)      (161)
Foreign exchange loss ...................          (15)         (8)        (7)
Corporate expenses - net ................          (54)        (43)       (35)
Income taxes ............................          (18)       (294)      (135)
                                                 -----       -----      -----
      Total .............................         (316)       (479)      (313)
                                                 -----       -----      -----
Net income (loss) .......................        $ (64)      $ 486      $ 239
                                                 =====       =====      =====

* In 2001, operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry, credit and other segments includes expense of special items of $97 million, $163 million, $80 million, $3 million and $1 million, respectively. See Note 2.

** In 1999, operating profit of the agricultural equipment segment includes $68 million of early-retirement costs.

*** Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs. Operating profit of the "other" category includes health care and insurance investment income.
--------------------------------------------------------------------------------
Interest income
Agricultural equipment .....................      $  26       $  39       $  51
Commercial and consumer equipment ..........         17          11           8
Construction and forestry ..................         13           8           9
Credit .....................................        869         791         685
Corporate ..................................         39          40          24
Intercompany ...............................        (34)        (23)        (15)
                                                  -----       -----       -----
      Total ................................      $ 930       $ 866       $ 762
                                                  =====       =====       =====
--------------------------------------------------------------------------------
Interest expense
Agricultural equipment .....................      $   1       $   1       $   1
Credit .....................................        530         515         408
Other ......................................          1           2           2
Corporate ..................................        268         182         161
Intercompany ...............................        (34)        (23)        (15)
                                                  -----       -----       -----
      Total ................................      $ 766       $ 677       $ 557
                                                  =====       =====       =====
--------------------------------------------------------------------------------
Depreciation* and amortization
      expense
Agricultural equipment .....................      $ 204       $ 199       $ 193
Commercial and consumer equipment ..........         93          75          71
Construction and forestry ..................         72          60          46
Credit .....................................        321         283         208
Other ......................................         28          31          24
                                                  -----       -----       -----
      Total ................................      $ 718       $ 648       $ 542
                                                  =====       =====       =====

*    Includes depreciation for equipment on operating leases .
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
OPERATING SEGMENTS                                 2001        2000        1999
--------------------------------------------------------------------------------
Equity in income (loss) of
      unconsolidated affiliates
Agricultural equipment ..................      $    (7)     $    (5)    $     2
Construction and forestry ...............          (10)           6          10
Credit ..................................           (3)           1
Other ...................................           (2)                      (3)
                                               -------      -------     -------
      Total .............................      $   (22)     $     2     $     9
                                               =======      =======     =======
--------------------------------------------------------------------------------
Identifiable assets
Agricultural equipment ..................      $ 2,975      $ 4,082     $ 4,244
Commercial and consumer equipment .......        1,605        2,216       1,948
Construction and forestry ...............        1,363        1,522         757
Credit ..................................       14,559       10,675       8,658
Other ...................................          385          338         327
Corporate ...............................        1,776        1,636       1,644
                                               -------      -------     -------
      Total .............................      $22,663      $20,469     $17,578
                                               =======      =======     =======
--------------------------------------------------------------------------------
Capital additions
Agricultural equipment ..................      $   266      $   214     $   170
Commercial and consumer equipment .......          164          135          80
Construction and forestry ...............           55           53          42
Credit ..................................            3           10           5
Other ...................................           12           10          12
                                               -------      -------     -------
      Total .............................      $   500      $   422     $   309
                                               =======      =======     =======
--------------------------------------------------------------------------------
Investment in unconsolidated
      affiliates
Agricultural equipment ..................      $    29      $    26     $    23
Commercial and consumer equipment .......            3            2           2
Construction and forestry ...............          156          153         116
Credit ..................................            6           10           9
Other ...................................            4                        2
                                               -------      -------     -------
      Total .............................      $   198      $   191     $   152
                                               =======      =======     =======
--------------------------------------------------------------------------------
     The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country's net sales and revenues were material for disclosure purposes. The percentages shown in the captions for net sales and revenues indicate the approximate proportion of each amount that relates to the United States only. The percentages are based upon a three-year average for 2001, 2000 and 1999.

--------------------------------------------------------------------------------
GEOGRAPHIC AREAS                                   2001        2000        1999
--------------------------------------------------------------------------------
Net sales and revenues
Unaffiliated customers:
   United States and Canada:
      Equipment operations net sales (92%) ....    $ 8,124    $ 8,272    $ 7,023
      Financial Services revenues (89%) .......      1,937      1,731      1,873
                                                   -------    -------    -------
      Total ...................................     10,061     10,003      8,896
                                                   -------    -------    -------

   Overseas:
      Equipment operations net sales ..........      2,954      2,897      2,678
      Financial Services revenues .............        100         79         40
                                                   -------    -------    -------
        Total .................................      3,054      2,976      2,718
                                                   -------    -------    -------
Other revenues ................................        178        158        137
                                                   -------    -------    -------
Total .........................................    $13,293    $13,137    $11,751
                                                   =======    =======    =======
--------------------------------------------------------------------------------
Operating profit (loss)
   United States and Canada:
      Equipment operations ....................    $  (164)   $   529    $    48
      Financial Services ......................        283        265        277
                                                   -------    -------    -------
        Total .................................        119        794        325
                                                   -------    -------    -------
   Overseas:
      Equipment operations ....................        118        164        224
      Financial Services ......................         15          7          3
                                                   -------    -------    -------
        Total .................................        133        171        227
                                                   -------    -------    -------
Total .........................................    $   252    $   965    $   552
                                                   =======    =======    =======
--------------------------------------------------------------------------------
Property and equipment
United States .................................    $ 1,407    $ 1,322    $ 1,267
Mexico ........................................        189        197        194
Germany .......................................        155        121        137
Other countries ...............................        301        272        184
                                                   -------    -------    -------
      Total ...................................    $ 2,052    $ 1,912    $ 1,782
                                                   =======    =======    =======
--------------------------------------------------------------------------------

26. SUPPLEMENTAL INFORMATION (UNAUDITED)
================================================================================
Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.
--------------------------------------------------------------------------------
                                            First   Second     Third    Fourth
                                           Quarter  Quarter   Quarter   Quarter
--------------------------------------------------------------------------------
2001
Net sales and revenues* ...............   $ 2,705   $ 3,809   $ 3,618   $ 3,161
Income (loss) before income taxes .....        92       215       137      (469)
Net income (loss) .....................        56       128        72      (320)
Net income (loss) per share
   - basic ............................       .24       .55       .30     (1.36)
Net income (loss) per share
   - diluted ..........................       .24       .54       .30     (1.36)
Dividends declared per share ..........       .22       .22       .22       .22
Dividends paid per share ..............       .22       .22       .22       .22

* In the fourth quarter of 2001, the company adopted EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The increases in net sales and cost of sales in 2001 from the adoption of the new standard were $25 million in the first quarter, $33 million in the second quarter, $34 million in the third quarter, $31 million in the fourth quarter and $123 million for the year. See Note 1.
--------------------------------------------------------------------------------
(continued)

================================================================================
--------------------------------------------------------------------------------
                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter   Quarter
--------------------------------------------------------------------------------
2000
Net sales and revenues ................   $ 2,339   $ 3,790   $ 3,632   $ 3,376
Income before income taxes ............        60       353       270        95
Net income ............................        38       204       173        71
Net income per share - basic ..........       .16       .87       .74       .30
Net income per share - diluted ........       .16       .87       .72       .30
Dividends declared per share ..........       .22       .22       .22       .22
Dividends paid per share ..............       .22       .22       .22       .22
--------------------------------------------------------------------------------
     Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:
--------------------------------------------------------------------------------
                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter   Quarter
--------------------------------------------------------------------------------
2001 Market price
High ..................................   $ 47.13   $ 45.96   $ 42.80   $ 45.00
Low ...................................   $ 34.63   $ 34.45   $ 36.04   $ 33.50
2000 Market price
High ..................................   $ 48.31   $ 44.63   $ 49.63   $ 38.94
Low ...................................   $ 35.38   $ 30.31   $ 36.31   $ 30.69
--------------------------------------------------------------------------------
     At October 31, 2001, there were 32,400 holders of record of the company's $1 par value common stock.

Dividend
A quarterly cash dividend of $.22 per share was declared at the board of directors' meeting held on December 5, 2001, payable on February 1, 2002.

FINANCIAL INSTRUMENT RISK INFORMATION (UNAUDITED)
Sensitivity Analysis
The following table includes a sensitivity analysis for the company's derivatives and other financial instruments which have interest rate risk. These instruments are held for other than trading purposes. Quarterly, the company uses a combination of cash flow models to assess the sensitivity of earnings to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates.

     The gains or losses in the following table represent the changes in the financial instruments' fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2001 and 2000. The gains or losses in fair values would have been as follows in millions of dollars:
--------------------------------------------------------------------------------
                                                                 Fair Value
                                                               Gains (Losses)
                                                             -------------------
                                                               2001       2000
--------------------------------------------------------------------------------
Marketable securities ...............................        $    2      $    2
Financing receivables ...............................            48          52
Interest rate swaps related to
   short-term borrowings ............................           (12)        (12)
Long-term borrowings and related swaps:
   Equipment Operations borrowings ..................           (88)        (79)
    Interest rate and
    foreign currency swaps ..........................             2
   Financial Services borrowings ....................           (26)        (32)
    Interest rate and
    foreign currency swaps ..........................            21          14
                                                             ------      ------
    Total ...........................................        $  (53)     $  (55)
                                                             ======      ======
--------------------------------------------------------------------------------
Tabular Information
The following foreign exchange forward contracts were held by the company related to certain currency exposures. Substantially all contracts have maturity dates of less than one year. The notional amounts and fair values in millions of dollars follow:
--------------------------------------------------------------------------------
                                                   Average           Fair Value
                                                Contractual Notional   Gains
                                                   Rate*     Amount   (Losses)
-------------------------------------------------------------------------------
October 31, 2001
Buy US$ / Sell Euro ............................   1.1062    $  279      $   .1
Buy US$ / Sell Australian dollar ...............   1.9933       236         (.5)
Buy Euro / Sell US$ ............................   1.1212       155
Buy US$ / Sell Canadian dollar .................   1.5727       144          .1
Other contracts ................................                172          .9
                                                             ------      ------
     Total .....................................             $  986      $   .6
                                                             ======      ======


October 31, 2000
Buy US$ / Sell Canadian dollar .................   1.5011    $  153      $  2.4
Buy Deutsche Mark / Sell US$ ...................   2.3367       145         (.9)
Buy US$ / Sell Euro ............................   1.1651       137         4.1
Buy US$ / Sell Swedish Krona ...................   9.6095       123         7.4
Buy US$ / Sell British Pound ...................    .6873       119         1.5
Buy US$ / Sell Australian dollar ...............   1.8043       118         6.8
Buy US$ / Sell Deutsche Mark ...................   2.3394        87          .5
Other contracts                                                 142         (.4)
                                                             ------      ------
                  Total ........................             $1,024      $ 21.4
                                                             ======      ======

 *Currency per United States dollar (US$)
-------------------------------------------------------------------------------
     At October 31, 2001 and 2000, the company had $31 million and $202 million of foreign exchange purchased options with a fair value of $.6 million and $3.2 million, respectively. All options mature in less than one year.

--------------------------------------------------------------------------------
     The Company held certain financial instruments in currencies other than the functional currencies. The significant carrying values and related currency swaps in millions of dollars at October 31, 2001 were as follows:

--------------------------------------------------------------------------------------------------------
                                       Expected Maturity Date
--------------------------------------------------------------------------------------------------------
Functional Currency (FC)                2002     2003     2004     2005    2006     Total   Fair Values
--------------------------------------------------------------------------------------------------------
Euro (FC)
Short-term borrowings (US$) ........   $ 308                                        $ 308        *
   Average interest rates ..........     2.7%
Long-term borrowings (US$) .........                                     $   256    $ 256        *
   Fixed interest rate .............                                         5.9%
Currency swaps
   Notional amount .................                                     $   170    $ 170     $  9
   Buy US$/Sell Euro
   Contract rate ...................                                      1.1073
Currency swap
   Notional amount .................                                     $    97    $  97     $  2
   Buy Euro/Sell Swedish Krona
   Contract rate ...................                                        9.23

Australian Dollar (FC)
Short-term borrowings (US$) ........   $ 295                                        $ 295        *
   Average interest rates ..........     2.6%

Canadian Dollar (FC)
Short-term borrowings (US$) ........   $  30                                        $  30        *
   Average interest rates ..........     2.6%

Brazilian Real (FC)
Financing receivables (US$) ........   $  19    $   7    $   5    $   3   $    1    $  35        *
   Fixed average interest rates ....    10.8%    10.6%    10.6%    10.5%    10.5%
Long-term borrowings (US$) .........   $  17    $   8    $   7    $   6   $    3    $  41        *
   Fixed average interest rates ....     6.8%     6.9%     6.9%     7.1%     7.0%

*These fair values were approximately equal to the values in the total column.
--------------------------------------------------------------------------------

Additional information on financial instruments including derivatives is presented in Note 23.

Deere & Company
SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions
except per share amounts)                                2001         2000           1999          1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales and revenues ...........................   $  13,293      $ 13,137      $ 11,751      $ 13,822     $ 12,791     $ 11,229

Net sales ........................................      11,077        11,169         9,701        11,926       11,082        9,640

Finance and interest income ......................       1,445         1,321         1,104         1,007          867          763

Research and development expenses ................         590           542           458           445          412          370

Interest expense .................................         766           677           557           519          422          402

Income (loss) before changes in accounting .......         (64)          486           239         1,021          960          817

Net income (loss) ................................         (64)          486           239         1,021          960          817

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per share before changes
   in accounting .................................   $    (.27)     $   2.07      $   1.03      $   4.20     $   3.78     $   3.14
Net income (loss) per share - basic ..............        (.27)         2.07          1.03          4.20         3.78         3.14
Net income (loss) per share - diluted ............        (.27)         2.06          1.02          4.16         3.74         3.11
Dividends declared per share .....................         .88           .88           .88           .88          .80          .80
Dividends paid per share .........................         .88           .88           .88           .86          .80          .80
Average number of common
   shares outstanding (in thousands) .............     234,980       234,276       232,874       243,315      253,723      260,547

------------------------------------------------------------------------------------------------------------------------------------
Total assets .....................................   $  22,663      $ 20,469      $ 17,578      $ 18,002     $ 16,320     $ 14,653

Trade accounts and notes receivable - net ........       2,923         3,169         3,251         4,059        3,334        3,153

Financing receivables - net ......................       9,199         8,276         6,743         6,333        6,405        5,912

Equipment on operating leases - net ..............       1,939         1,954         1,655         1,209          775          430

Inventories ......................................       1,506         1,553         1,294         1,287        1,073          829

Property and equipment - net .....................       2,052         1,912         1,782         1,700        1,524        1,352

Short-term borrowings:
   Equipment Operations ..........................         773           928           642         1,512          171          223
   Financial Services ............................       5,425         4,831         3,846         3,810        3,604        2,921
                                                         -----         -----         -----         -----        -----        -----
       Total .....................................       6,198         5,759         4,488         5,322        3,775        3,144

Long-term borrowings:
   Equipment Operations ..........................       2,210         1,718         1,036           553          540          626
   Financial Services ............................       4,351         3,046         2,770         2,239        2,083        1,799
                                                         -----         -----         -----         -----        -----        -----
       Total .....................................       6,561         4,764         3,806         2,792        2,623        2,425

Total stockholders' equity .......................       3,992         4,302         4,094         4,080        4,147        3,557

------------------------------------------------------------------------------------------------------------------------------------
Book value per share .............................   $   16.82      $  18.34      $  17.51      $  17.56     $  16.57     $  13.83

Number of employees (at year end) ................      45,069        43,670        38,726        37,002       34,420       33,919
------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
(Dollars in millions
except per share amounts)                                1995          1994           1993          1992
---------------------------------------------------------------------------------------------------------
Net sales and revenues ...........................   $  10,291      $  8,977      $  7,696      $  6,930

Net sales ........................................       8,830         7,663         6,479         5,723

Finance and interest income ......................         660           548           563           616

Research and development expenses ................         327           276           270           288

Interest expense .................................         393           303           369           413

Income (loss) before changes in accounting .......         706           604           184            37

Net income (loss) ................................         706           604          (921)           37

--------------------------------------------------------------------------------------------------------
Income (loss) per share before changes
   in accounting .................................   $    2.71     $    2.34      $    .80      $    .16
Net income (loss) per share - basic ..............        2.71          2.34         (3.97)          .16
Net income (loss) per share - diluted ............        2.69          2.32         (3.97)          .16
Dividends declared per share .....................         .75           .68 1/3       .66 2/3       .66 2/3
Dividends paid per share .........................         .73 1/3       .66 2/3       .66 2/3       .66 2/3
Average number of common
   shares outstanding (in thousands) .............     260,494       258,438       231,874       228,822

--------------------------------------------------------------------------------------------------------
Total assets .....................................   $  13,847     $  12,781      $ 11,467      $ 11,446

Trade accounts and notes receivable - net ........       3,260         2,939         2,794         2,946

Financing receivables - net ......................       5,345         4,502         3,755         4,395

Equipment on operating leases - net ..............         259           219           195           168

Inventories ......................................         721           698           464           525

Property and equipment - net .....................       1,336         1,314         1,240         1,308

Short-term borrowings:
   Equipment Operations ..........................         396            54           476           856
   Financial Services ............................       2,744         2,583         1,125         2,224
                                                         -----         -----         -----         -----
       Total .....................................       3,140         2,637         1,601         3,080

Long-term borrowings:
   Equipment Operations ..........................         703         1,019         1,070         1,234
   Financial Services ............................       1,473         1,035         1,478         1,239
                                                         -----         -----         -----         -----
       Total .....................................       2,176         2,054         2,548         2,473

Total stockholders' equity .......................       3,085         2,558         2,085         2,650

--------------------------------------------------------------------------------------------------------
Book value per share .............................   $   11.78     $    9.87      $   8.13      $  11.58

Number of employees (at year end) ................      33,375        34,252        33,070        34,852
--------------------------------------------------------------------------------------------------------

                                                                    [Letterhead]
                                                           Deloitte & Touche LLP
                                                            Two Prudential Plaza
                                                        180 North Stetson Avenue
                                                        Chicago, Illinois  60601

INDEPENDENT AUDITORS' REPORT
----------------------------

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2001 and 2000 and the related statements of consolidated income, changes in consolidated stockholders' equity and consolidated cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Chicago, Illinois

November 20, 2001

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

                                      DEERE & COMPANY

                                   By:  /s/ R. W. Lane
                                        ----------------------------------------
                                        R. W. Lane
                                        Chairman and Chief Executive Officer

Date: 21 December 2001
      -----------------------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Signature                             Title       Date
              ---------                             -----       ----

           /s/ John R. Block                Director        )   21 December 2001
---------------------------------------                     )
         John R. Block                                      )
                                                            )
                                                            )
           /s/ C. C. Bowles                 Director        )
---------------------------------------                     )
          C. C. Bowles                                      )
                                                            )
                                                            )
           /s/ T. Kevin Dunnigan            Director        )
---------------------------------------                     )
         T. Kevin Dunnigan                                  )
                                                            )
                                                            )
          /s/ Leonard A. Hadley             Director        )
---------------------------------------                     )
         Leonard A. Hadley                                  )

              Signature                    Title                   Date
              ---------                    -----                   ----
   /s/ Regina E. Herzlinger       Director                       )
-------------------------------                                  )
   Regina E. Herzlinger                                          )
                                                                 )
                                  Senior Vice President,         )
   /s/ Nathan J. Jones            Principal Financial Officer and)
-------------------------------                                  )
   Nathan J. Jones                Principal Accounting Officer   )
                                                                 )
                                                                 )
   /s/ Arthur L. Kelly            Director                       ) 21 December 2001
-------------------------------                                  )
   Arthur L. Kelly                                               )
                                                                 )
                                                                 )
   /s/ R. W. Lane                 Chairman, Director and         )
-------------------------------                                  )
   R. W. Lane                     Chief Executive Officer        )
                                                                 )
                                                                 )
   /s/ Antonio Madero B.          Director                       )
-------------------------------                                  )
   Antonio Madero B.                                             )
                                                                 )
                                                                 )
   /s/ Thomas H. Patrick          Director                       )
-------------------------------                                  )
   Thomas H. Patrick                                             )
                                                                 )
                                                                 )
   /s/ John R. Stafford           Director                       )
-------------------------------                                  )
   John R. Stafford                                              )
                                                                 )
                                                                 )
   /s/ John R. Walter             Director                       )
-------------------------------                                  )
   John R. Walter                                                )
                                                                 )
                                                                 )
   /s/ Arnold R. Weber            Director                       )
-------------------------------                                  )
   Arnold R. Weber                                               )

                                                                     SCHEDULE II

                  DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended October 31, 2001, 2000 and 1999
                            (in thousands of dollars)

=========================================================================================================

              Column A                     Column B                            Column C
-----------------------------------------  ------------ -------------------------------------------------
                                                                               Additions
                                                        -------------------------------------------------
                                           Balance at   Charged to
                                           beginning    costs and            Charged to other accounts
                                                                          -------------------------------
              Description                  of period    expenses          Description             Amount
-----------------------------------------  -----------  ----------------  ---------------------  --------
YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
   Trade receivable allowances            $    34,447  $         11,342   Bad debt recoveries    $ 4,125
                                                                          Acquisition              6,872
    Financial Services
    ------------------
    Trade receivable allowances                                      76   Acquisition              7,163
    Financing receivable allowances           106,370           102,533

                                          ------------ -----------------                         --------
    Consolidated receivable allowances    $   140,817  $        113,951                          $18,160
                                          ============ =================                         ========

YEAR ENDED OCTOBER 31, 2000
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
    Trade receivable allowances           $    34,027  $         11,177   Bad debt recoveries    $ 1,940
                                                                          Acquisition                408
    Financial Services
    ------------------
    Financing receivable allowances            93,219            63,813
                                          ------------ -----------------                         --------
    Consolidated receivable allowances    $   127,246  $         74,990                          $ 2,348
                                          ============ =================                         ========

YEAR ENDED OCTOBER 31, 1999
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
    Trade receivable allowances           $    31,339  $          5,604   Bad debt recoveries    $ 3,149

    Financial Services
    ------------------
    Financing receivable allowances            89,800            67,947
                                          ------------ -----------------                         --------
    Consolidated receivable allowances    $   121,139  $         73,551                          $ 3,149
                                          ============ =================                         ========
=========================================================================================================



================================================================================================================

                                                                Column D                          Column E
----------------------------------------  ----------------------------------------------------------------------



                                                                                                      Balance
                                                             Deductions                               at end
                                          -------------------------------------------------------
                                                            Description               Amount         of period
----------------------------------------  -------------------------------------------------------   ------------
YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
   Trade receivable allowances            Trade receivable write-offs             $       6,282       $  43,341
                                          Transfer related to trade
    Financial Services                       receivable sale                              7,163
    ------------------
    Trade receivable allowances                                                                           7,239
    Financing receivable allowances       Transfers related to retail note sales          9,566
                                          Financing receivable write-offs                73,350         125,987
                                                                                  --------------      ----------
    Consolidated receivable allowances                                            $      96,361       $ 176,567
                                                                                  ==============      ==========

YEAR ENDED OCTOBER 31, 2000
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
    Trade receivable allowances           Trade receivable write-offs             $      13,105       $  34,447

    Financial Services                    Transfers related to retail note sales          6,734
    ------------------
    Financing receivable allowances       Financing receivable write-offs                43,928         106,370
                                                                                  --------------      ----------
    Consolidated receivable allowances                                            $      63,767       $ 140,817
                                                                                  ==============      ==========

YEAR ENDED OCTOBER 31, 1999
Allowance for doubtful receivables:
    Equipment Operations
    --------------------
    Trade receivable allowances           Trade receivable write-offs             $       6,065       $  34,027

    Financial Services                    Transfers related to retail note sales         20,901
    ------------------
    Financing receivable allowances       Financing receivable write-offs                43,627          93,219
                                                                                  --------------      ----------
    Consolidated receivable allowances                                            $      70,593       $ 127,246
                                                                                  ==============      ==========
================================================================================================================

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

4.1 Credit agreements among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank as administrative agent, Bank of America National, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001 (Exhibit 4.1 and 4.2 to Form 10-Q of registrant for the quarter ended January 31, 2001*)

4.2 Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998*)

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

10.7   John Deere Performance Bonus Plan as amended December 6, 2000 (Exhibit
       10.7 to Form 10-K of registrant for the year ended October 31, 2000*) **

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

10.12 John Deere Omnibus Equity and Incentive Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **

10.13 John Deere Defined Contribution Restoration Plan as amended January 1, 2000 (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2000*) **

10.14 John Deere Supplemental Pension Benefit Plan, as amended July 31, 2000 (Exhibit 10.14 to Form 10-K of registrant for the year ended October 31, 2000*)**

10.15 1993 Nonemployee Director Stock Ownership Plan as amended August 25, 1999 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.16 Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.17 Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)**

10.18 Early Retirement Agreement dated August 10, 2001 between registrant and Ferdinand F. Korndorf**

10.19 Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables

10.20 Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables

12.    Computation of ratio of earnings to fixed charges

13.    Not applicable

16.    Not applicable

18.    Not applicable

21.    Subsidiaries

22.    Not applicable

23.    Consent of Deloitte & Touche LLP

24.    Power of Attorney (included on signature page)

__________________________________________________

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

** Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.