Form 10-Q
period 2002-01-31
DEERE & CO
filed 2002-03-12
CIK 315189

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-Q
                            ________________________


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                           Commission file no: 1-4121

                      _____________________________________


                                 DEERE & COMPANY

           Delaware                                    36-2382580
  (State of incorporation)                 (IRS employer identification no.)

                              One John Deere Place
                             Moline, Illinois 61265
                    (Address of principal executive offices)

                        Telephone Number: (309) 765-8000

                      _____________________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x        No _______
    -------

          At January 31, 2002, 237,729,116 shares of common stock, $1 par value, of the registrant were outstanding.

================================================================================

                           Index to Exhibits: Page 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY                                      CONSOLIDATED               EQUIPMENT OPERATIONS           FINANCIAL SERVICES
STATEMENT OF CONSOLIDATED INCOME                 (Deere & Company and       (Deere & Company with Financial
                                               Consolidated Subsidiaries)    Services on the Equity Basis)
------------------------------------------------------------------------------------------------------------------------------------
Millions of dollars except per share amounts           Three Months                   Three Months                   Three Months
                                                     Ended January 31               Ended January 31               Ended January 31
(Unaudited)                                       2002             2001          2002             2001          2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
Net sales..................................... $ 1,937.5       $   2,143.0   $  1,937.5      $   2,143.0
Finance and interest income...................     339.3             362.4         17.8             26.6   $    362.7   $     343.3
Health care premiums and fees.................     161.5             134.9                                      165.8         139.4
Investment income.............................       3.0               3.0                                        2.9           3.0
Other income..................................      80.8              61.8         43.5             42.2         48.1          27.8
                                               ----------      ------------  -----------     ------------  -----------  ------------
  Total.......................................   2,522.1           2,705.1      1,998.8          2,211.8        579.5         513.5
                                               ----------      ------------  -----------     ------------  -----------  ------------

------------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of sales.................................   1,678.6           1,720.4      1,682.0          1,724.3
Research and development expenses.............     127.2             134.3        127.2            134.3
Selling, administrative and general expenses..     365.8             355.7        258.9            266.9        109.1          89.5
Interest expense..............................     161.9             199.3         53.8             61.8        115.2         145.0
Interest compensation to Financial Services...                                     34.0
Health care claims and costs..................     133.3             109.7                                      133.3         109.7
Other operating expenses......................     108.8              93.2         21.7             17.9         96.6          83.4
                                               ----------      ------------  -----------     ------------  -----------  ------------
  Total......................................    2,575.6           2,612.6      2,177.6          2,205.2        454.2         427.6
                                               ----------      ------------  -----------     ------------  -----------  ------------

------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) of Consolidated Group
  Before Income Taxes.........................     (53.5)             92.5       (178.8)             6.6        125.3          85.9
Provision (credit) for income taxes...........     (24.5)             32.6        (68.3)             2.5         43.8          30.1
                                               ----------      ------------  -----------     ------------  -----------  ------------
Income (Loss) of Consolidated Group...........     (29.0)             59.9       (110.5)             4.1         81.5          55.8
                                               ----------      ------------  -----------     ------------  -----------  ------------

------------------------------------------------------------------------------------------------------------------------------------
Equity in Income (Loss) of Unconsolidated
  Subsidiaries and Affiliates
  Credit......................................       (.9)                5         76.0             52.5          (.9)           .5
  Other.......................................      (8.2)             (4.0)        (3.6)             (.2)
                                               ----------      ------------  -----------     ------------  -----------  ------------
     Total....................................      (9.1)             (3.5)        72.4             52.3          (.9)           .5
                                               ----------      ------------  -----------     ------------  -----------  ------------

------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)............................. $   (38.1)      $      56.4   $    (38.1)     $      56.4   $     80.6   $      56.3
                                               ==========      ============  ===========     ============  ===========  ============

------------------------------------------------------------------------------------------------------------------------------------

Per Share:
  Net income (loss) - basic................... $    (.16)      $       .24
  Net income (loss) - diluted................. $    (.16)      $       .24

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                                             CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEET                                    (Deere & Company and
                                                                     Consolidated Subsidiaries)
------------------------------------------------------------------------------------------------------
                                                                January 31   October 31   January 31
Millions of dollars  (Unaudited)                                   2002        2001          2001
------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents.....................................   $  2,364.8   $  1,030.0   $    311.6
Cash equivalents deposited with unconsolidated subsidiaries...
                                                                ------------ ------------ -----------
    Cash and cash equivalents.................................      2,364.8      1,030.0        311.6
Marketable securities.........................................        205.0        176.2        139.1
Receivables from unconsolidated subsidiaries and affiliates...        296.6        316.6        245.7
Trade accounts and notes receivable - net.....................      2,678.6      2,922.5      3,440.8
Financing receivables - net...................................      7,635.6      9,198.9      7,426.0
Other receivables.............................................        421.8        388.9        325.8
Equipment on operating leases - net...........................      1,817.1      1,939.3      1,924.7
Inventories...................................................      1,830.7      1,505.7      2,185.8
Property and equipment - net..................................      2,016.1      2,052.3      1,912.2
Investments in unconsolidated subsidiaries and affiliates.....        191.3        198.4        192.5
Intangible assets - net.......................................        864.0        874.0        819.6
Prepaid pension costs.........................................        668.2        652.0        644.3
Other assets..................................................        408.8        420.8        317.2
Deferred income taxes.........................................        908.1        883.1        741.0
Deferred charges..............................................         99.5        104.4        117.0
                                                                ------------ ------------ -----------
        Total.................................................   $ 22,406.2   $ 22,663.1   $ 20,743.3
                                                                ============ ============ ===========

------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Short-term borrowings.........................................   $  6,455.9   $  6,198.5   $  5,560.9
Payables to unconsolidated subsidiaries and affiliates........         13.3         16.6         36.8
Accounts payable and accrued expenses.........................      2,727.7      3,097.1      2,755.6
Health care claims and reserves...............................        112.5        100.3         73.0
Accrued taxes.................................................         66.5         44.1         48.4
Deferred income taxes.........................................         17.8         12.9         13.2
Long-term borrowings..........................................      6,407.4      6,560.7      5,465.1
Retirement benefit accruals and other liabilities.............      2,662.7      2,640.7      2,468.4
                                                                ------------ ------------ -----------
    Total liabilities.........................................     18,463.8     18,670.9     16,421.4
                                                                ------------ ------------ -----------

------------------------------------------------------------------------------------------------------
Common stock, $1 par value (issued shares
     at January 31, 2002 - 268,215,602).......................      1,947.7      1,948.6      1,865.0
Common stock in treasury......................................     (1,382.7)    (1,405.5)    (1,430.4)
Unamortized restricted stock compensation.....................        (17.8)       (16.8)       (11.5)
Retained earnings.............................................      3,734.9      3,834.8      4,122.3
                                                                ------------ ------------ -----------
     Total....................................................      4,282.1      4,361.1      4,545.4
Accumulated other comprehensive income (loss).................       (339.7)      (368.9)      (223.5)
                                                                ------------ ------------ -----------
Stockholders' equity..........................................      3,942.4      3,992.2      4,321.9
                                                                ------------ ------------ -----------
        Total.................................................   $ 22,406.2   $ 22,663.1   $ 20,743.3
                                                                ============ ============ ===========


See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                                            EQUIPMENT OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEET                                  (Deere & Company with Financial
                                                                       Services on the Equity Basis)
-----------------------------------------------------------------------------------------------------------
                                                                   January 31    October 31     January 31
Millions of dollars  (Unaudited)                                      2002          2001           2001
-----------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents.....................................      $  1,868.4    $   455.4   $      117.8
Cash equivalents deposited with unconsolidated subsidiaries...                      1,643.2
                                                                   ------------   ----------  -------------
    Cash and cash equivalents.................................         1,868.4      2,098.6          117.8
Marketable securities.........................................
Receivables from unconsolidated subsidiaries and affiliates...            20.3        271.8          369.1
Trade accounts and notes receivable - net.....................           906.3      1,050.7        3,440.8
Financing receivables - net...................................            44.8         49.7           85.3
Other receivables.............................................           238.2        260.8          162.0
Equipment on operating leases - net...........................             9.6         10.6            4.3
Inventories...................................................         1,830.7      1,505.7        2,185.8
Property and equipment - net..................................         1,977.1      2,012.8        1,868.6
Investments in unconsolidated subsidiaries and affiliates.....         2,333.1      2,383.8        1,606.9
Intangible assets - net.......................................           863.2        873.1          818.6
Prepaid pension costs.........................................           668.2        652.0          644.3
Other assets..................................................           161.6        151.4          145.5
Deferred income taxes.........................................           973.4        944.3          793.2
Deferred charges..............................................            86.2         90.6          107.5
                                                                   ------------  -----------  -------------
        Total.................................................      $ 11,981.1    $12,355.9   $   12,349.7
                                                                   ============  ===========  =============

-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Short-term borrowings.........................................         $ 785.5    $   773.4   $    1,700.0
Payables to unconsolidated subsidiaries and affiliates........            91.3         52.2          246.4
Accounts payable and accrued expenses.........................         2,274.2      2,676.4        1,937.7
Health care claims and reserves...............................
Accrued taxes.................................................            50.7         36.5           32.8
Deferred income taxes.........................................             3.1          4.5
Long-term borrowings..........................................         2,202.9      2,210.2        1,667.8
Retirement benefit accruals and other liabilities.............         2,631.0      2,610.5        2,443.1
                                                                   ------------  -----------  -------------
    Total liabilities.........................................         8,038.7      8,363.7        8,027.8
                                                                   ------------  -----------  -------------

-----------------------------------------------------------------------------------------------------------
Common stock, $1 par value (issued shares
     at January 31, 2002 - 268,215,602).......................         1,947.7      1,948.6        1,865.0
Common stock in treasury......................................        (1,382.7)    (1,405.5)      (1,430.4)
Unamortized restricted stock compensation.....................           (17.8)       (16.8)         (11.5)
Retained earnings.............................................         3,734.9      3,834.8        4,122.3
                                                                   ------------  -----------  -------------
     Total....................................................         4,282.1      4,361.1        4,545.4
Accumulated other comprehensive income (loss).................          (339.7)      (368.9)        (223.5)
                                                                   ------------  -----------  -------------
Stockholders' equity..........................................         3,942.4      3,992.2        4,321.9
                                                                   ------------  -----------  -------------
        Total.................................................      $ 11,981.1    $12,355.9   $   12,349.7
                                                                   ============  ===========  =============

-----------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                                                 FINANCIAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------
                                                                   January 31       October 31        January 31
Millions of dollars (Unaudited)                                      2002             2001              2001
-----------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents.....................................   $      496.4     $      574.7    $       193.8
Cash equivalents deposited with unconsolidated subsidiaries...
                                                                --------------   --------------  ---------------
    Cash and cash equivalents.................................          496.4            574.7            193.8
Marketable securities.........................................          205.0            176.2            139.1
Receivables from unconsolidated subsidiaries and affiliates...          357.7            333.0            351.3
Trade accounts and notes receivable - net.....................        2,098.8          2,225.6
Financing receivables - net...................................        7,590.8          9,149.2          7,340.8
Other receivables.............................................          183.6            128.1            163.8
Equipment on operating leases - net...........................        1,807.5          1,928.6          1,920.4
Inventories...................................................
Property and equipment - net..................................           39.0             39.5             43.6
Investments in unconsolidated subsidiaries and affiliates.....            5.8              6.6              4.3
Intangible assets - net.......................................             .8               .8              1.0
Prepaid pension costs.........................................
Other assets..................................................          247.1            269.4            171.7
Deferred income taxes.........................................            1.1               .3              3.0
Deferred charges..............................................           13.4             13.9              9.5
                                                                --------------   --------------  ---------------
        Total.................................................   $   13,047.0     $   14,845.9    $    10,342.3
                                                                ==============   ==============  ===============

----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Short-term borrowings.........................................   $    5,670.3     $    5,425.1    $     3,860.8
Payables to unconsolidated subsidiaries and affiliates........            3.6          1,895.8            265.4
Accounts payable and accrued expenses.........................          780.0            774.5            817.8
Health care claims and reserves...............................          112.5            100.3             73.0
Accrued taxes.................................................           15.8              7.6             15.6
Deferred income taxes.........................................           81.0             69.9             68.4
Long-term borrowings..........................................        4,204.5          4,350.5          3,797.3
Retirement benefit accruals and other liabilities.............           31.6             30.2             25.3
                                                                --------------   --------------  ---------------
    Total liabilities.........................................       10,899.3         12,653.9          8,923.6
                                                                --------------   --------------  ---------------

----------------------------------------------------------------------------------------------------------------
Common stock, $1 par value (issued shares
     at January 31, 2002 - 268,215,602).......................          968.6            968.6            268.6
Common stock in treasury......................................
Unamortized restricted stock compensation.....................
Retained earnings.............................................        1,270.7          1,333.2          1,198.2
                                                                --------------   --------------  ---------------
     Total....................................................        2,239.3          2,301.8          1,466.8
Accumulated other comprehensive income (loss).................          (91.6)          (109.8)           (48.1)
                                                                --------------   --------------  ---------------
Stockholders' equity..........................................        2,147.7          2,192.0          1,418.7
                                                                --------------   --------------  ---------------
        Total.................................................   $   13,047.0     $   14,845.9    $    10,342.3
                                                                ==============   ==============  ===============

----------------------------------------------------------------------------------------------------------------

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY                                                             CONSOLIDATED                  EQUIPMENT OPERATIONS
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS                          (Deere & Company and        (Deere & Company with Financial
                                                                      Consolidated Subsidiaries)     Services on the Equity Basis)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended January 31   Three Months Ended January 31
Millions of dollars  (Unaudited)                                         2002             2001          2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss) ................................................    $   (38.1)       $    56.4     $   (38.1)    $     56.4
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities ..................       (305.0)        (1,047.8)       (429.4)      (1,216.6)
                                                                      ---------        ---------     ---------     ----------
        Net cash provided by (used for) operating activities .....       (343.1)          (991.4)       (467.5)      (1,160.2)
                                                                      ---------        ---------     ---------     ----------

------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of receivables .......................................      3,470.8          1,703.5          18.2           40.8
Proceeds from sales of financing receivables .....................      1,702.8          1,110.1
Proceeds from maturities and sales of marketable securities ......         10.8              4.5
Proceeds from sales of equipment on operating leases .............         75.4             78.0            .7            1.2
Proceeds from sales of businesses ................................         50.3                           50.3
Cost of receivables acquired .....................................     (3,664.1)        (1,994.1)        (14.3)           (.4)
Purchases of marketable securities ...............................        (40.9)           (13.4)
Purchases of property and equipment ..............................        (68.2)           (63.7)        (66.4)         (60.4)
Cost of operating leases acquired ................................        (68.6)          (124.4)          (.7)           (.6)
Acquisitions of businesses, net of cash acquired .................         (4.6)          (221.3)         (2.4)        (221.3)
Increase (decrease) in receivables with unconsolidated
    affiliates ...................................................          5.2             (1.9)
Other ............................................................        132.5            149.3           5.5           15.4
                                                                      ---------        ---------     ---------     ----------
        Net cash provided by (used for) investing activities .....      1,601.4            626.6          (9.1)        (225.3)
                                                                      ---------        ---------     ---------     ----------

------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings .....................        118.1           (514.3)         56.6          661.2
Change in intercompany receivables/payables ......................                                       288.4          249.4
Proceeds from long-term borrowings ...............................        734.4          1,517.0           3.5            1.5
Principal payments on long-term borrowings .......................       (728.3)          (570.0)        (53.3)          (1.0)
Proceeds from issuance of common stock ...........................         11.2              4.9          11.2            4.9
Repurchases of common stock ......................................          (.7)            (1.2)          (.7)          (1.2)
Dividends paid ...................................................        (51.7)           (51.6)        (51.7)         (51.6)
Other ............................................................         (1.2)             (.7)         (1.2)           (.7)
                                                                      ---------        ---------     ---------     ----------
        Net cash provided by (used for) financing activities .....         81.8            384.1         252.8          862.5
                                                                      ---------        ---------     ---------     ----------
------------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash ..........................         (5.3)              .6          (6.4)           1.1
                                                                      ---------        ---------     ---------     ----------

------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents .............      1,334.8             19.9        (230.2)        (521.9)
Cash and Cash Equivalents at Beginning of Period .................      1,030.0            291.7       2,098.6          639.7
                                                                      ---------        ---------     ---------    -----------
Cash and Cash Equivalents at End of Period .......................    $ 2,364.8        $   311.6     $ 1,868.4    $     117.8
                                                                      =========        =========     =========    ===========

------------------------------------------------------------------------------------------------------------------------------------

DEERE & COMPANY                                                                          FINANCIAL SERVICES
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended January 31
Millions of dollars (Unaudited)                                                       2002                 2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss) ................................................               $      80.6            $      56.3
Adjustments to reconcile net income to net cash
    provided by (used for) operating activities ..................                      47.8                  122.6
                                                                                 -----------            -----------
        Net cash provided by (used for) operating activities .....                     128.4                  178.9
                                                                                 -----------            -----------

-------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Collections of receivables .......................................                   3,339.6                1,662.7
Proceeds from sales of financing receivables .....................                   1,702.8                1,110.1
Proceeds from maturities and sales of marketable securities ......                      10.8                    4.5
Proceeds from sales of equipment on operating leases .............                      74.8                   76.8
Proceeds from sales of businesses ................................
Cost of receivables acquired .....................................                  (3,409.5)              (1,993.8)
Purchases of marketable securities ...............................                     (40.9)                 (13.4)
Purchases of property and equipment ..............................                      (1.8)                  (3.3)
Cost of operating leases acquired ................................                     (67.9)                (123.8)
Acquisitions of businesses, net of cash acquired .................                      (2.3)
Increase (decrease) in receivables with unconsolidated
    affiliates ...................................................                      16.7                   (1.9)
Other ............................................................                     126.9                  123.9
                                                                                 -----------            -----------
        Net cash provided by (used for) investing activities .....                   1,749.2                  841.8
                                                                                 -----------            -----------

-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings .....................                      61.6               (1,175.4)
Change in intercompany receivables/payables ......................                  (1,931.7)                (797.7)
Proceeds from long-term borrowings ...............................                     730.9                1,515.5
Principal payments on long-term borrowings .......................                    (675.0)                (569.0)
Proceeds from issuance of common stock ...........................
Repurchases of common stock ......................................
Dividends paid ...................................................                    (142.8)                 (10.1)
Other ............................................................                                             10.0
                                                                                 -----------            -----------
        Net cash provided by (used for) financing activities .....                  (1,957.0)              (1,026.7)
                                                                                 -----------            -----------

-------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash ..........................                       1.1                    (.5)
                                                                                 -----------            -----------

-------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents .............                     (78.3)                  (6.5)
Cash and Cash Equivalents at Beginning of Period .................                     574.7                  200.3
                                                                                 -----------            -----------
Cash and Cash Equivalents at End of Period .......................               $     496.4            $     193.8
                                                                                 ===========            ===========

-------------------------------------------------------------------------------------------------------------------

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

(2) The Company's consolidated financial statements and some information in the notes and related commentary are presented in a format which includes data grouped as follows:

         Equipment Operations - These data include the Company's agricultural
         --------------------
equipment, commercial and consumer equipment, construction and forestry and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

         Financial Services - These data include the Company's credit and health
         ------------------
care operations.

         Consolidated - These data represent the consolidation of the Equipment
         ------------
Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3) An analysis of the Company's retained earnings follows in millions of dollars:

                                                      Three Months Ended
                                                         January 31,
                                                -----------------------------
                                                    2002              2001
                                                -----------       -----------
         Balance, beginning of period              $3,834.8          $4,117.2
         Net income (loss)                            (38.1)             56.4
         Dividends declared                           (52.2)            (51.3)
         Other adjustments                             (9.6)
                                                -----------       -----------
         Balance, end of period                    $3,734.9          $4,122.3
                                                ===========       ===========

(4) Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out"
(FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

                                         January 31,        October 31,      January 31,
                                            2002               2001             2001
                                         -----------        -----------      -----------
      Raw materials and supplies              $  577             $  516           $  520
      Work-in-process                            420                376              450
      Finished goods and parts                 1,837              1,618            2,176
                                         -----------        -----------      -----------
      Total FIFO value                         2,834              2,510            3,146
      Adjustment to LIFO basis                 1,003              1,004              960
                                         -----------        -----------      -----------
      Inventories                             $1,831             $1,506           $2,186
                                         ===========        ===========      ===========

(5) At January 31, 2002, the net unpaid balance of all retail notes and leases previously sold by the Financial Services operations was $2,910 million and the Company's maximum exposure under all related recourse provisions was $258 million. At January 31, 2002, the Company had commitments of approximately $103 million for construction and acquisition of property and equipment. At January 31, 2002, the Company had guaranteed $14 million of lease payments of an unconsolidated affiliate and had pledged assets of $23 million as collateral for borrowings, primarily outside the United States. The Company had other miscellaneous contingent liabilities totaling less than $10 million at January 31, 2002.

      The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interests. These puts could be exercised over a two-year window beginning December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion under Capital Resources and Liquidity.

(6) John Deere B.V., located in the Netherlands, is a consolidated indirect wholly owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)   Dividends declared and paid on a per share basis were as follows:

                                                       Three Months Ended
                                                           January 31,
                                                   -------------------------
                                                     2002             2001
                                                   --------         --------
         Dividends declared                          $.22             $.22
         Dividends paid                              $.22             $.22

(8) Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

                                                                             Three Months Ended
                                                                                 January 31,               %
                                                                       -----------------------------
                                                                          2002             2001         Change
                                                                        ----               ----         ------
           Net sales and revenues:
               Agricultural equipment **                               $ 1,180          $ 1,244 *          -5
               Commercial and consumer equipment                           358              402 *         -11
               Construction and forestry                                   387              484 *         -20
               Other                                                        13               13
                                                                       -------          -------
                  Total net sales ***                                    1,938            2,143 *         -10
               Credit revenues                                             375              367            +2
               Other revenues                                              209              195            +7
                                                                       -------          -------
                  Total net sales and revenues ***                     $ 2,522          $ 2,705 *          -7
                                                                       =======          =======
           Operating profit (loss): ****
               Agricultural equipment                                  $   (15)         $    89
               Commercial and consumer equipment                           (43)               6 *
               Construction and forestry                                   (66)              (8)*        +725
               Credit                                                      118               80           +48
               Other                                                        (5)             (11)          -55
                                                                       -------          -------
                  Total operating profit ***                               (11)             156
               Interest, corporate expenses-net and income taxes           (27)            (100)          -73
                                                                       -------          -------
                  Net income (loss)                                    $   (38)         $    56
                                                                       =======          =======
           Identifiable assets:
               Agricultural equipment                                  $ 3,128          $ 4,590           -32
               Commercial and consumer equipment                         1,526            2,521 *         -39
               Construction and forestry                                 1,414            1,792 *         -21
               Credit                                                   12,694           10,103           +26
               Other                                                       404              353           +14
               Corporate                                                 3,240            1,384          +134
                                                                       -------          -------
                  Total assets                                         $22,406          $20,743            +8
                                                                       =======          =======

* As of November 1, 2001, the manufacture of skid steer loaders was transferred from the commercial and consumer equipment segment to the construction and forestry segment. First quarter 2001 results for these segments were restated for sales of $31 million, an operating loss of $5 million and assets of $160 million related to these operations. In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, first quarter 2001 sales and cost of sales increased by $25 million (agricultural equipment $16 million, commercial and consumer equipment $4 million and construction and forestry $5 million). Overseas sales increased $4 million.

**       Additional intersegment sales of agricultural equipment       $    11          $    18           -39

***      Includes overseas equipment operations as follows:

1          Net sales                                                   $   610          $   584 *          +4
           Operating profit                                                 16               52           -69

**** Operating profit (loss) is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit (loss) of the credit segment includes the effect of interest expense.

(9) A reconciliation of basic and diluted net income (loss) per share in millions, except per share amounts, follows:

                                                                  Three Months Ended January 31,
                                                                ----------------------------------
                                                                    2002                2001
                                                                -------------        -------------
         Net income (loss)                                          $  (38.1)            $   56.4
         Average shares outstanding                                    237.5                234.6
         Basic net income (loss) per share                          $   (.16)            $    .24
                                                                =============        =============

         Average shares outstanding                                    237.5                234.6
         Effect of dilutive stock options                                                     2.0
                                                                -------------        -------------
              Total potential shares outstanding                       237.5                236.6
                                                                =============        =============
         Diluted net income (loss) per share                        $   (.16)            $    .24
                                                                =============        =============

         Diluted net loss per share in the first quarter of 2002 is based on the average shares outstanding as the inclusion of 1.9 million of incremental shares from stock options would have been antidilutive. Stock options to purchase 3.0 million shares during the first quarter of 2002 and 4.1 million shares during the first quarter of 2001 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

(10) Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

                                                                  Three Months Ended January 31,
                                                                ---------------------------------
                                                                     2002               2001
                                                                -------------       -------------
         Net income (loss)                                          $  (38.1)            $  56.4
         Other comprehensive income (loss), net of tax:
              Change in cumulative translation adjustment               11.4                33.2
              Unrealized gain on investments                              .1                 1.8
              Unrealized gain (loss) on derivatives                     17.7               (28.7)
                                                                 ------------        ------------
         Comprehensive income (loss)                                $   (8.9)            $  62.7
                                                                 ============        ============

(11) The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(12) In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. Prior to adoption, the Company offset the amounts billed to customers for shipping and handling with the related costs in cost of sales. As a result of the adoption, sales and cost of sales in the first quarter of 2001 were increased by $25 million, or 1 percent of sales. The change had no effect on the Company's financial position or net income.

(13) In December 2001, the Company granted options to employees for the purchase of 4.3 million shares of common stock at an exercise price of $42.30 per share. At January 31, 2002, options for 24.3 million shares were outstanding at option prices in a range of $13.63 to $82.19 per share and a weighted-average exercise price of $41.09 per share. A total of 5.7 million shares remained available for the granting of future options and restricted stock.

(14) In the fourth quarter of 2001, the Company recognized certain costs related to the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations. In the first quarter of 2002, the Company also recognized certain costs related to the decision to close a factory in Tennessee included in the construction and forestry operations. The liquidations, payments, accruals and adjustments related to these reserves and liabilities in millions of dollars and the number of employees terminated during the first quarter of 2002 were as follows:

                                Reserves and        Liquidations        Accruals and           Reserves and
                                Liabilities             and              Adjustments            Liabilities
                              October 31, 2001        Payments        (Income) Expense       January 31, 2002
                             -------------------   ---------------   --------------------   --------------------
Property and equipment
   reserves                        $    38           $    (6)           $    (6)                  $    26
Inventory reserves                      33               (18)                 3                        18
Termination benefits                    24                (5)*                4                        23
Contract terminations                   27                (9)                16                        34
Warranties and
   product returns                      16                (6)                                          10
Other costs                              7                (1)                                           6
                             -------------------   ---------------   --------------------   --------------------
      Total                        $   145           $   (45)           $    17                   $   117
                             ===================   ===============   ====================   ====================

                              October 31, 2001       Terminated           Additions          January 31, 2002
                             -------------------   ---------------   --------------------   --------------------
Employees to be
   terminated                        1,000                (770) *           400                      630

* The decrease in the termination benefits liability is not proportional to the employees terminated since certain benefits related to past services will be paid after the employee was terminated.

(15) In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary. During the first quarter of 2002, a significant portion of newly originated trade receivables were sold to DCI, and the Equipment Operations compensated DCI for carrying costs. Although this arrangement had substantially no effect on consolidated net income, it did shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation which began in the first quarter of 2002. Responsibility for servicing these receivables was also transferred to the credit operations.

(16) In February 2002, the Company's credit operations securitized and sold approximately $680 million of retail notes, which were included in financing receivables at January 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------- -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

RESULTS OF OPERATIONS
---------------------

Deere & Company's net loss for the first quarter was $38.1 million, or $0.16 per share, compared with net income of $56.4 million, or $0.24 per share, in the first quarter last year. The Company's first quarter financial results were affected by deep production cutbacks at its major North American factories, which were made in line with plans for improved asset utilization. While these reductions have had a negative impact on net income, they are also helping achieve a decline in asset levels and should be supportive of higher profitability in the future. Trade receivables and inventories carried by the Company decreased by $1.1 billion over the past 12 months.

Worldwide net sales and revenues for the first quarter were $2,522 million, compared with $2,705 million for the same period last year. Net sales were $1,938 million, compared with $2,143 million for the 2001 period. All major equipment operating segments experienced lower sales for the quarter. However, overseas sales increased to $610 million, compared with $584 million last year, primarily due to higher sales of agricultural equipment. Excluding the impact of weaker foreign currencies, overseas sales would have shown an 8 percent increase.

The operating loss of the Company's equipment segments, which excludes interest, taxes and other corporate expenses, was $135 million for the first quarter, compared with operating profit of $70 million in the first quarter last year. The decline was primarily due to the planned production cutbacks. Also affecting the quarter were higher costs associated with the introduction of new products and increased postretirement benefit costs, partly offset by lower selling and administrative and research and development expenses. In addition, the Company booked a $16 million pretax charge in connection with the closing of a factory in Tennessee and recorded a $12 million pretax loss in its equipment operations in Argentina primarily related to the peso devaluation. Equipment operating profit also was negatively affected by compensation paid to the Company's credit operations for carrying and servicing dealer receivables. As previously announced, the Company's equipment segments began selling a significant portion of these receivables to the credit operations at the end of last fiscal year. Consolidated net income is substantially unaffected by such sales.

Equipment Operations had a net loss of $110.5 million for the first quarter, compared with net income of $4.1 million in the same period last year. The deterioration was primarily due to the operating factors noted above, partially offset by lower interest expense and a favorable swing in foreign exchange gains.

Beginning in fiscal 2002, management responsibility for the skid steer operations transferred to the construction and forestry segment from the commercial and consumer equipment segment. For comparison purposes in the following discussion, 2001 operating results have been restated to reflect the current management responsibilities (See Note 8). The change had no impact on the consolidated results of the equipment operations.

..    The agricultural equipment segment had a $15 million operating loss for the first quarter, compared with operating profit of $89 million last year. Net sales decreased 5 percent mainly due to further steps to reduce asset levels in a continued weak market environment. Production volumes for the period were approximately 14 percent lower than last year. Results were negatively affected by the manufacturing inefficiencies associated with lower production volumes. Also having an adverse effect on segment profit was compensation paid to the credit operations, as well as higher costs related to the start-up of new products, increased postretirement benefit costs and losses in Argentina.

..    The commercial and consumer equipment segment had a $43 million operating loss for the first quarter, compared with operating profit of $6 million last year. Excluding the impact of acquisitions, first-quarter net sales were down 29 percent while production volumes declined 39 percent. The production decrease was due to aggressive actions to reduce asset levels in an uncertain market environment. The quarter's operating loss was primarily due to the lower sales and production volumes and related manufacturing inefficiencies. Also having a negative impact was compensation paid to the credit operations in conjunction with the trade receivable sales. These factors were partially offset by the receipt of an insurance settlement for last year's fire at an Iowa storage facility, and by lower selling and administrative expenses, excluding acquisitions.

..    The construction and forestry segment had a $66 million operating loss for the first quarter, compared with an $8 million operating loss last year. Net sales decreased 20 percent for the period, while production volumes decreased 28 percent, compared with last year. The first-quarter operating loss included a $16 million pretax charge related to the decision to close a Tennessee factory. In addition, profit was negatively affected by the continuation of a weak market environment, resulting in lower sales and production volumes and related manufacturing inefficiencies, as well as by higher sales incentive costs. Partially offsetting these factors was a reduction in selling and administrative expenses.

..    The credit segment had an operating profit of $118 million for the first quarter, compared with $80 million last year. As described in Note 15, the credit operations began acquiring most of the U.S. trade receivables from the Equipment Operations as of fiscal year end 2001. The majority of the improvement in profit was due to the income earned on these trade receivables. Higher income from the sale of retail notes, improved financing spreads and a larger average portfolio of other receivables and leases also had a positive impact on first quarter results. Partially offsetting these factors was an $8 million pretax loss related to the Argentine peso devaluation. Total revenues of the credit operations increased 11 percent from $371 million in the first quarter of 2001 to $410 million in the current quarter. The average balance of receivables and leases financed was 27 percent higher in the first quarter, compared with the same period last year, primarily due to the trade receivables purchased from the Equipment Operations. Interest expense decreased 20 percent in the current quarter, compared with last year, as a result of lower average borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 2.01 to 1 for the first quarter this year, compared with
     1.54 to 1 in 2001.

..    The other segments had an operating loss of $5 million for the first quarter, compared with an operating loss of $11 million last year. Results for both years were negatively affected by goodwill amortization and by costs related to the development of new products in special technologies. The quarterly improvement was primarily due to lower costs of the special technologies group and higher income from the health care operations.

Additional information on business segments is presented in Note 8.

The cost of sales to net sales ratio for the first quarter of 2002 was 86.6 percent, compared to 80.3 percent in the same period last year. The increase was primarily due to manufacturing inefficiencies related to lower production and sales. Health care premiums and fees and related health care claims and costs increased in the current quarter compared to last year, primarily from increases in enrollment, premium adjustments and medical cost inflation. Interest expense decreased in the current quarter due to lower average borrowing rates. Other operating expenses increased in the first quarter this year, primarily as a result of losses from the Argentine operations related to the peso devaluation. Finance and interest income decreased in the first quarter of this year, primarily due to lower interest rates. Other income increased in the first quarter of this year, primarily due to increased sales of retail notes.

Market Conditions and Outlook
-----------------------------

Based on the market conditions outlined below, net sales are expected to be flat to up slightly for the year, with operating profit ranging from breakeven to a positive 1 percent of sales. For the second quarter, sales are currently forecast to be flat to up slightly from the same period last year, with operating profit as a percent of sales in a range of 4 to 5 percent.

..    Agricultural Equipment: In the farm sector, commodity prices remain at depressed levels although farmers' overall financial condition is being supported by low interest rates and a continuation of significant government payments. As a result, U.S. farm receipts and net cash income in 2002 are expected to be in line with last year's levels. In recent weeks, the Company has been encouraged by retail activity for its new tractor line, but the combine market has been weaker than expected. Combine production is being curtailed in the second quarter as a result. On this basis, the Company now projects industry sales of farm machinery made at the retail level in the U.S. and Canada to be about the same for 2002 as last year. European industry retail sales are expected to be flat to slightly higher for 2002. John Deere is targeting improved sales in Europe due to a record number of new products that are available this year. In Latin America, retail activity is expected to be slightly higher as improvements in Brazil and Mexico are projected to more than offset a decline in Argentina.

..    Commercial and Consumer Equipment: Excluding the impact of acquisitions and divestitures, shipments of John Deere commercial and consumer equipment are projected to be down 5 to 10 percent in 2002. The expected decline will result from a cautious attitude on the part of consumers, coupled with further aggressive steps to reduce asset levels.

..    Construction and Forestry: The Company continues to believe that U.S. and
     Canada industry retail sales of construction and forestry equipment for 2002 will be 10 to 15 percent lower than the prior year and that pricing will remain under pressure. Markets continue to be hampered by an uncertain outlook for general construction activity. In addition, purchases by independent rental companies are expected to experience further weakness. Global sales of forestry products are forecast to continue running below year earlier levels in response to soft economic conditions.

..    Credit: Company credit operations should benefit from continued growth in the traditional receivable portfolio, as well as from lower loan losses and additional note sales. These factors are expected to help increase the segment's net income on its traditional business by 7 to 10 percent versus last year. Carrying and servicing fees associated with the purchase of trade receivables from the Equipment Operations are expected to contribute an additional $70 million to credit net income in 2002.

While economic conditions are expected to keep financial results for the year at a modest level, the Company is maintaining its focus on rigorous asset and operating cost management. The Company is beginning to see early results from its efforts to improve asset turns and profit margins. These benefits should be more evident in future quarters even if economic conditions remain subdued. The Company expects to strengthen its global competitive position this year as well, due to positive customer response to a large number of new products coming to market.

FASB Statement No. 142
----------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 not to be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of fiscal 2003. In the first quarter of 2002, the Company had goodwill amortization of $14 million pretax and $13 million after-tax.

Safe Harbor Statement
---------------------

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under "Market Conditions and Outlook," and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company's businesses.

The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather and soil conditions, real estate values, the level and continuation of government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include the prices realized by farmers for their crops and livestock, weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. Further outbreaks of "mad cow" or "foot and mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports.

The Company's outlook for its commercial and consumer equipment business is affected by general economic conditions in the United States, consumer confidence and weather conditions. Other important assumptions include continued consumer acceptance of the Company's new products and a continuation of existing consumer borrowing patterns. The financial impact resulting from exiting the hand-held consumer products business and other restructuring costs are subject to various uncertainties. Sales of commercial and consumer equipment during the spring are also affected by the severity and timing of weather patterns.

The number of housing starts is especially important to sales of the Company's construction equipment. The results of the Company's construction and forestry segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company's businesses are affected by general economic conditions in and the political stability of the global markets in which the Company operates. More specifically for example, the Company's businesses could be affected if the recent political and economic crisis in Argentina worsens, continues for a sustained period or spreads to other countries. Globally, the Company's businesses are also affected by fiscal and monetary policies of various countries, actions by the Federal Reserve Board and other central banks, actions by the Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation rates, interest rate levels, and currency exchange rates; actions of competitors in the various industries in which the Company competes, particularly price cutting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.

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

Accounting Policies
-------------------

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions that impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching these decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements in the annual report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements; other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could, in fact, differ from those estimated at the time of preparation of the financial statements, management is committed to preparing financial statements that incorporate accounting principles, assumptions and estimates that promote the representational faithfulness, verifiability, neutrality and transparency of the accounting information included in the financial statements.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company's Equipment Operations, Financial Services operations and the consolidated totals.

Equipment Operations
--------------------

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and receivables from dealers. Accordingly, to the extent necessary, funds provided from operations are supplemented by external borrowing sources. Additionally, beginning at the end of fiscal year 2001, most U.S. equipment trade receivables originated by the Equipment Operations, which are subject to large seasonal variations in financing requirements, have been sold by the Equipment Operations to the Financial Services' credit operations.

In the first three months of 2002, negative cash flows from operating activities of $468 million resulted primarily from a decrease in accounts payable and accrued expenses, an increase in inventories and a net loss. Partially offsetting these operating cash outflows was a positive cash flow from a decrease in trade receivables and dividends from Financial Services. The resulting net cash requirement for operating activities, along with purchases of property and equipment and payment of dividends, were provided primarily from a decrease in receivables from Financial Services and sales of businesses, mainly the hand-held consumer products business.

Negative cash flows from operating activities in the first three months of 2001 of $1,160 million resulted primarily from increases in inventories and trade receivables, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows was a positive cash flow from net income. The resulting net cash requirement for operating activities, along with acquisitions of businesses, purchases of property and equipment and payment of dividends, were provided primarily from an increase in borrowings.

Trade receivables held by the Equipment Operations decreased $144 million during the first quarter and $2,535 million from a year ago. The Equipment Operations sold $2.2 billion of trade receivables to the credit operations at fiscal year end 2001 and a significant portion of newly-originated trade receivables during the first quarter of 2002. See Note 15 and the following consolidated discussion of trade receivables.

Inventories at January 31, 2002 increased by $325 million during the first three months, primarily reflecting a seasonal increase in the first quarter. Inventories decreased $355 million, compared to a year ago, primarily due to the previously-mentioned production cutbacks. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. The ratios of inventories valued on an approximate current cost basis to the last 12 months' cost of sales were 30 percent at January 31, 2002, compared to 27 percent at October 31, 2001 and 35 percent at January 31, 2001.

Total interest-bearing debt of the Equipment Operations was $2,988 million at January 31, 2002, compared with $2,984 million at the end of fiscal year 2001 and $3,368 million at January 31, 2001. The ratios of debt to total capital (total interest-bearing debt and stockholders' equity) were 43 percent, 43 percent and 44 percent at January 31, 2002, October 31, 2001 and January 31, 2001, respectively. However, due to the increase in cash and cash equivalents, the ratios of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity were 22 percent at January 31, 2002 and 18 percent at October 31, 2001, compared to 43 percent at January 31, 2001.

During the first quarter of 2002, the Equipment Operations retired $53 million of long-term borrowings.

Financial Services
------------------

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically securitize and sell substantial amounts of retail notes.

During the first quarter of 2002, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings from the Equipment Operations. Cash provided from Financial Services operating activities was $128 million in the current quarter. Cash provided by investing activities totaled $1,749 million in the first three months of 2002, primarily due to the collections of financing receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of financing receivables and leases acquired. Cash used for financing activities totaled $1,957 million in the current quarter, resulting primarily from a decrease in total borrowings from the Equipment Operations and a dividend paid to the Equipment Operations.

In the first quarter of 2001, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $179 million in the first quarter of 2001. Cash provided by investing activities totaled $842 million in the first quarter of 2001, primarily due to the collections of financing receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of financing receivables and leases acquired. Cash used for financing activities totaled $1,027 million in the first three months of 2001, resulting primarily from a decrease in total borrowings.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, and financing and operating leases. Beginning at the end of fiscal year 2001, the credit operations began acquiring most of the U.S. trade receivables from the Equipment Operations (See Note 15). As a result during the past 12 months, receivables and leases increased $2,236 million due to the cost of receivables and leases acquired exceeding collections and sales of retail notes. Receivables and leases decreased by $1,806 million in the first three months of 2002 due to the sale of retail notes. Total acquisitions of receivables and leases were 64 percent higher in the first three months of 2002, compared with the same period last year, primarily due to the acquisitions of trade receivables in the first quarter of 2002. Acquisition volumes of retail notes, revolving charge accounts, operating loans and wholesale notes also were all higher in the first three months of 2002, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $14,407 million at January 31, 2002, compared with $14,950 million at October 31, 2001 and $11,984 million at January 31, 2001. At January 31, 2002, the unpaid balance of all retail notes and leases previously sold was $2,910 million, compared with $1,647 million at October 31, 2001 and $2,723 million at January 31, 2001.

Total outside interest-bearing debt of the credit operations was $9,875 million at January 31, 2002, compared with $9,776 million at the end of fiscal year 2001 and $7,658 million at January 31, 2001. Total outside borrowings increased during the first three months of 2002 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of interest-bearing debt to stockholder's equity was 4.8 to 1 at January 31, 2002, compared with 5.6 to 1 at October 31, 2001 and 5.9 to 1 at January 31, 2001.

During the first quarter of 2002, the credit operations issued $731 million and retired $675 million of long-term borrowings.

Consolidated
------------

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed, unsecured bank lines of credit.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A credit rating agency may change Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Such rating changes may impact the availability and cost of funds.

The short-term and long-term debt ratings assigned to Company securities by Moody's Investors Service, Inc., Standard & Poor's, Fitch Ratings and Dominion Bond Rating Service Limited are investment grade ratings. On March 11, 2002, Standard & Poor's placed its "A" long-term and "A-1" short-term ratings on the Company under review with negative implications. On March 8, 2002, Dominion Bond Rating Service confirmed the Company's Canadian short-term rating and placed the Company's Canadian long-term rating on review with negative implications. On February 15, 2002, Moody's Investors Service lowered the long-term rating of the Company to "A3" from "A2", and the short-term rating to "Prime-2" from "Prime-1". Moody's assigned a stable outlook as part of this rating action. In September 2001, Fitch Ratings placed a negative outlook on the Company's ratings.

The Company expects to have sufficient sources of liquidity to meet its funding needs in both the Equipment Operations and Financial Services businesses. Although the Company's worldwide commercial paper outstanding at January 31, 2002 totaled approximately $3.3 billion, the total cash and short-term investment position exceeded $2 billion. In addition, John Deere Capital Corporation has for many years accessed diverse funding sources, including short- and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,774 million at January 31, 2002, $1,256 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,150 million.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables decreased $244 million during the first three months of 2002 and $762 million compared to a year ago, primarily due to the previously-mentioned lower sales and production volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 25 percent at January 31, 2002, compared to 26 percent at October 31, 2001 and 30 percent at January 31, 2001. Agricultural equipment trade receivables decreased $344 million, commercial and consumer equipment receivables decreased $317 million, construction and forestry receivables decreased $99 million and other equipment receivables decreased $2 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 11 percent, 11 percent and 7 percent at January 31, 2002, October 31, 2001 and January 31, 2001, respectively.

Stockholder's equity was $3,942 million at January 31, 2002, compared with $3,992 million at October 31, 2001 and $4,322 million at January 31, 2001. The decrease of $50 million during the first quarter of 2002 resulted primarily from dividends declared of $52 million and a net loss of $38 million, which were partially offset by a decrease in treasury stock of $23 million and an unrealized gain on derivatives of $18 million.

The Board of Directors at its meeting on February 27, 2002 declared a quarterly dividend of 22 cents per share payable May 1, 2002 to stockholders of record on March 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          See Note 11 to the Interim Financial Statements.

Item 2.   Changes in Securities and Use of Proceeds
-------   -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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

          (b)  Reports on Form 8-K

               Current Report on Form 8-K dated November 13, 2001 (Item 9). Current Report on Form 8-K dated November 20, 2001 (Item 7). Current Report on Form 8-KA dated November 20, 2001 (Item 7). Current Report on Form 8-K dated December 4, 2001 (Item 9). Current Report on Form 8-K dated January 4, 2002 (Item 9).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DEERE & COMPANY


Date:     March 12, 2002                By: /s/ Nathan J. Jones
      --------------------------           -------------------------------------
                                           Nathan J. Jones
                                           Senior Vice President,
                                           Principal Financial Officer
                                           and Principal Accounting Officer

                                INDEX TO EXHIBITS

Number
------

2         Not applicable

3         Not applicable

4.1 364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank, as administrative agent, Citibank, N.A. and Credit Suisse First Boston as documentation agents, and Bank of America, N.A. and Deutsche Bank AG New York Branch as syndication agents, et al, dated as of February 19, 2002.

10        Not applicable

11        Not applicable

12        Computation of ratio of earnings to fixed charges

15        Not applicable

18        Not applicable

19        Not applicable

22        Not applicable

23        Not applicable

24        Not applicable

99        Not applicable