Form 10-Q
period 2002-04-30
DEERE & CO
filed 2002-06-06
CIK 315189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

At April 30, 2002, 238,409,353 shares of common stock, $1 par value, of the registrant were outstanding.

Page 1 of 24 Pages Index to Exhibits: Page 23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME Three Months Ended April 30	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES

Millions of dollars except per share amounts	Three Months Ended Apr 30		Three Months Ended Apr 30		Three Months Ended Apr 30
(Unaudited)	2002	2001	2002	2001	2002	2001

Net Sales and Revenues
Net sales	$3409.0	$3261.9	$3409.0	$3261.9
Finance and interest income	328.6	356.3	14.5	26.3	$357.0	$338.7
Health care premiums and fees	170.0	143.5			174.6	148.2
Investment income	3.2	3.0			3.2	3.0
Other income	75.7	44.3	28.3	29.1	58.5	23.7

Total	3986.5	3809.0	3451.8	3317.3	593.3	513.6

Costs and Expenses
Cost of sales	2749.6	2628.4	2753.3	2632.4
Research and development expenses	132.0	153.5	132.0	153.5
Selling, administrative and general expenses	450.5	403.0	292.7	301.2	159.4	102.4
Interest expense	156.7	201.8	54.2	71.4	105.5	139.2
Interest compensation to Financial Services			39.8
Health care claims and costs	141.7	118.6			141.7	118.6
Other operating expenses	115.9	89.1	26.3	14.0	100.1	83.7

Total	3746.4	3594.4	3298.3	3172.5	506.7	443.9

Income of Consolidated Group
Before Income Taxes	240.1	214.6	153.5	144.8	86.6	69.7
Provision for income taxes	93.1	81.6	58.6	55.7	34.5	25.8

Income of Consolidated Group	147.0	133.0	94.9	89.1	52.1	43.9

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	(1.1)	(1.6)	47.3	39.6	(1.1)	(1.6)
Other	(4.1)	(3.6)	(.4)	(.9)

Total	(5.2)	(5.2)	46.9	38.7	(1.1)	(1.6)

Net income	$141.8	$127.8	$141.8	$127.8	$51.0	$42.3

Per Share:
Net income - basic	$.60	$.55
Net income - diluted	$.59	$.54

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME Six Months Ended April 30	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES

Millions of dollars except per share amounts	Six Months Ended Apr 30		Six Months Ended Apr 30		Six Months Ended Apr 30
(Unaudited)	2002	2001	2002	2001	2002	2001

Net Sales and Revenues
Net sales	$5346.5	$5404.8	$5346.5	$5404.8
Finance and interest income	667.9	718.8	32.2	52.9	$719.6	$682.1
Health care premiums and fees	331.5	278.4			340.4	287.6
Investment income	6.2	6.0			6.2	6.0
Other income	156.5	106.1	71.9	71.4	106.6	51.4

Total	6508.6	6514.1	5450.6	5529.1	1172.8	1027.1

Costs and Expenses
Cost of sales	4428.2	4348.9	4435.4	4356.8
Research and development expenses	259.2	287.8	259.2	287.8
Selling, administrative and general expenses	816.0	758.7	551.4	567.9	268.4	192.0
Interest expense	318.6	401.1	108.0	133.2	220.7	284.2
Interest compensation to Financial Services			73.8
Health care claims and costs	275.1	228.3			275.1	228.3
Other operating expenses	224.8	182.2	48.1	31.9	196.6	167.0

Total	6321.9	6207.0	5475.9	5377.6	960.8	871.5

Income (Loss) of Consolidated Group
Before Income Taxes	186.7	307.1	(25.3)	151.5	212.0	155.6
Provision (credit) for income taxes	68.7	114.3	(9.7)	58.3	78.4	55.9

Income (Loss) of Consolidated Group	118.0	192.8	(15.6)	93.2	133.6	99.7

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	(2.0)	(1.0)	123.3	92.1	(2.0)	(1.0)
Other	(12.4)	(7.6)	(4.1)	(1.1)

Total	(14.4)	(8.6)	119.2	91.0	(2.0)	(1.0)

Net income	$103.6	$184.2	$103.6	$184.2	$131.6	$98.7

Per Share:
Net income - basic	$.44	$.79
Net income - diluted	$.43	$.78

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)			EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)			FINANCIAL SERVICES

Millions of dollars (Unaudited)	Apr 30 2002	Oct. 31 2001	Apr 30 2001	Apr 30 2002	Oct. 31 2001	Apr 30 2001	Apr 30 2002	Oct. 31 2001	Apr 30 2001

Assets
Cash and cash equivalents	$2616.5	$1030.0	$484.4	$2122.8	$455.4	$142.0	$493.7	$574.7	$342.4
Cash equivalents deposited with
unconsolidated subsidiaries				601.9	1643.2	197.3

Cash and cash equivalents	2616.5	1030.0	484.4	2724.7	2098.6	339.3	493.7	574.7	342.4
Marketable securities	214.0	176.2	137.0				214.0	176.2	137.0
Receivables from unconsolidated
subsidiaries and affiliates	277.1	316.6	323.1	188.7	271.8	382.5	273.2	333.0	263.1
Trade accounts and notes
receivable - net	3517.3	2922.5	3993.9	1301.6	1050.7	3993.9	2571.9	2225.6
Financing receivables - net	7670.2	9198.9	7851.0	43.7	49.7	94.8	7626.5	9149.2	7756.2
Other receivables	382.8	388.9	311.8	200.3	260.8	169.2	182.4	128.1	142.5
Equipment on operating leases - net	1713.9	1939.3	1915.0	12.7	10.6	6.2	1701.2	1928.6	1908.8
Inventories	1806.7	1505.7	2173.2	1806.7	1505.7	2173.2
Property and equipment - net	2010.1	2052.3	1929.2	1972.8	2012.8	1886.6	37.3	39.5	42.5
Investments in unconsolidated
subsidiaries and affiliates	190.2	198.4	209.3	2315.5	2383.8	1640.3	10.9	6.6	7.5
Intangible assets - net	853.6	874.0	795.6	852.8	873.1	794.7	.7	.8	.9
Prepaid pension costs	678.7	652.0	650.5	678.7	652.0	650.5
Other assets	423.1	420.8	385.6	169.5	151.4	150.7	253.7	269.4	235.0
Deferred income taxes	971.8	883.1	792.5	1035.1	944.3	857.1	1.1	.3	2.9
Deferred charges	113.4	104.4	147.8	93.4	90.6	138.2	20.0	13.9	9.5

Total	$23439.4	$22663.1	$22099.9	$13396.2	$12355.9	$13277.2	$13386.6	$14845.9	$10848.3

Liabilities and Stockholders' Equity
Short-term borrowings	$4971.4	$6198.5	$5665.1	$851.2	$773.4	$1928.1	$4120.2	$5425.1	$3737.0
Payables to unconsolidated
subsidiaries and affiliates	42.0	16.6	63.7	57.9	52.2	131.5	770.8	1895.8	452.0
Accounts payable and accrued
expenses	2900.4	3097.1	2972.0	2686.9	2676.4	2166.3	569.7	774.5	805.7
Health care claims and reserves	109.3	100.3	79.7				109.3	100.3	79.7
Accrued taxes	136.5	44.1	89.1	129.4	36.5	78.5	7.1	7.6	10.6
Deferred income taxes	19.6	12.9		3.1	4.5		80.9	69.9	67.5
Long-term borrowings	8471.5	6560.7	6428.5	2912.3	2210.2	2196.9	5559.1	4350.5	4231.6
Retirement benefit accruals
and other liabilities	2698.6	2640.7	2461.0	2665.3	2610.5	2435.1	33.3	30.2	25.9

Total liabilities	19349.3	18670.9	17759.1	9306.1	8363.7	8936.4	11250.4	12653.9	9410.0

Common Stock, $1 par value (issued
shares at April 30, 2002 -
268,215,602)	1947.7	1948.6	1865.3	1947.7	1948.6	1865.3	968.6	968.6	268.6
Common stock in treasury	(1344.8)	(1405.5)	(1427.3)	(1344.8)	(1405.5)	(1427.3)
Unamortized restricted stock
compensation	(17.7)	(16.8)	(10.2)	(17.7)	(16.8)	(10.2)
Retained earnings	3808.6	3834.8	4196.7	3808.6	3834.8	4196.7	1241.8	1333.2	1240.6

Total	4393.8	4361.1	4624.5	4393.8	4361.1	4624.5	2210.4	2301.8	1509.2
Accumulated other comprehensive
income (loss)	(303.7)	(368.9)	(283.7)	(303.7)	(368.9)	(283.7)	(74.2)	(109.8)	(70.9)

Stockholders' equity	4090.1	3992.2	4340.8	4090.1	3992.2	4340.8	2136.2	2192.0	1438.3

Total	$23439.4	$22663.1	$22099.9	$13396.2	$12355.9	$13277.2	$13386.6	$14845.9	$10848.3

See Notes to Interim Financial Statements. Supplemental consolidating data are shown for the "Equipment Operations" and "Financial Services". Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended April 30	CONSOLIDATED (Deere & Company and Consolidated Subsidiaries)		EQUIPMENT OPERATIONS (Deere & Company with Financial Services on the Equity Basis)		FINANCIAL SERVICES

	Six Months Ended Apr 30		Six Months Ended Apr 30		Six Months Ended Apr 30
Millions of dollars (Unaudited)	2002	2001	2002	2001	2002	2001

Cash Flows from Operating Activities
Net income	$103.6	$184.2	$103.6	$184.2	$131.6	$98.7
Adjustments to reconcile net income to net cash provided
by (used for) operating activities	(328.8)	(1231.7)	(133.8)	(1583.1)	215.6	262.7

Net cash provided by (used for) operating activities	(225.2)	(1047.5)	(30.2)	(1398.9)	347.2	361.4

Cash Flows from Investing Activities
Collections of receivables	3734.3	3243.0	11.3	31.1	6550.9	3211.9
Proceeds from sales of financing receivables	2613.0	1400.9			2613.0	1400.9
Proceeds from maturities and sales of marketable securities	28.1	21.7			28.1	21.7
Proceeds from sales of equipment on operating leases	308.6	203.9	.7	2.0	307.8	201.8
Proceeds from sales of businesses	50.1		50.1
Cost of receivables acquired	(4933.7)	(4291.2)	(6.8)	(1.2)	(8104.6)	(4290.0)
Purchases of marketable securities	(67.1)	(28.6)			(67.1)	(28.6)
Purchases of property and equipment	(142.6)	(181.1)	(140.7)	(176.1)	(1.9)	(5.0)
Cost of operating leases acquired	(249.9)	(349.4)	(4.2)	(3.5)	(245.7)	(345.9)
Acquisitions of businesses, net of cash acquired	(11.7)	(250.3)	(4.5)	(245.1)	(7.3)	(5.1)
Decrease (increase) in receivables with unconsolidated affiliates	10.2	(55.3)			40.8	(55.3)
Other	(80.7)	82.9	8.4	18.4	(89.1)	54.7

Net cash provided by (used for) investing activities	1258.6	(203.5)	(85.7)	(374.4)	1024.9	161.1

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(1145.9)	(554.3)	124.9	943.0	(1270.9)	(1497.3)
Change in intercompany receivables/payables			62.7	125.0	(1104.0)	(476.0)
Proceeds from long-term borrowings	3179.7	3148.9	699.9	539.4	2479.8	2609.6
Principal payments on long-term borrowings	(1406.5)	(1047.4)	(75.0)	(32.5)	(1331.5)	(1015.0)
Proceeds from issuance of common stock	33.4	5.9	33.4	5.9
Repurchases of common stock	(1.2)	(1.3)	(1.2)	(1.3)
Dividends paid	(104.0)	(103.2)	(104.0)	(103.2)	(222.9)	(10.0)
Other	(1.8)	(1.4)	(1.8)	(1.4)		9.8

Net cash provided by (used for) financing activities	553.7	1447.2	738.9	1474.9	(1449.5)	(378.9)

Effect of Exchange Rate Changes on Cash	(.6)	(3.5)	3.1	(2.0)	(3.6)	(1.5)

Net Increase (Decrease) in Cash and Cash Equivalents	1586.5	192.7	626.1	(300.4)	(81.0)	142.1
Cash and Cash Equivalents at Beginning of Period	1030.0	291.7	2098.6	639.7	574.7	200.3

Cash and Cash Equivalents at End of Period	$2616.5	$484.4	$2724.7	$339.3	$493.7	$342.4

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

Equipment Operations - These data include the Company's agricultural equipment, commercial and consumer equipment, construction and forestry equipment and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services - These data include the Company's credit and health care operations.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3)	An analysis of the Company's retained earnings follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30

	2002	2001	2002	2001

Balance, beginning of period	$3,734.9	$4,122.3	$3,834.8	$4,117.2
Net income	141.8	127.8	103.6	184.2
Dividends declared	(52.3)	(51.5)	(104.5)	(103.0)
Other	(15.8)	(1.9)	(25.3)	(1.7)

Balance, end of period	$3,808.6	$4,196.7	$3,808.6	$4,196.7

(4)

Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2002	October 31 2001	April 30 2001

Raw materials and supplies	$ 557	$ 516	$ 561
Work-in-process	41	376	436
Finished machines and parts	1,838	1,618	2,130

Total FIFO value	2,805	2,510	3,127
Adjustment to LIFO basis	998	1,004	954

Inventories	$1,807	$1,506	$2,173

(5)

At April 30, 2002, the net unpaid balance of all retail notes and leases previously sold by the Financial Services subsidiaries was $3,153 million and the Company's maximum exposure under all related recourse provisions was $288 million. At April 30, 2002, the Company had commitments of approximately $92 million for construction and acquisition of property and equipment. At April 30, 2002, the Company had guaranteed $94 million of residual values related to property being used under operating leases. The Company had pledged assets of $22 million, primarily outside the United States, as collateral for borrowings, and $14 million of restricted investments related to conducting the health care business in various states at April 30, 2002. The Company also had other miscellaneous contingent liabilities totaling approximately $10 million at April 30, 2002.

The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interests. These puts could be exercised over a two-year window which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion under Capital Resources and Liquidity.

(6)

John Deere B.V., located in the Netherlands, is a consolidated, indirect, wholly-owned, finance subsidiary of the Company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30

	2002	2001	2002	2001

Dividends declared	$.22	$.22	$.44	$.44
Dividends paid	$.22	$.22	$.44	$.44

(8)	Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

Three Months Ended April 30	Six Months Ended April 30

2002	2001	% Change	2002	2001	% Change

Net sales and revenues:
Agricultural equipment **	$1,908	$1,798	*	+6	$3,088	$3,042	*	+2
Commercial and consumer equipment	883	840	*	+5	1,241	1,242	*
Construction and forestry	602	608	*	-1	989	1,092	*	-9
Other	16	16	29	29

Total net sales ***	3,409	3,262	*	+5	5,347	5,405	*	-1
Credit revenues	373	359	+4	748	726	+3
Other revenues	205	188	+9	414	383	+8

Total net sales and revenues ***	$3,987	$3,809	+5	$6,509	$6,514

Operating profit (loss): ****
Agricultural equipment	$173	$131	+32	$157	$220	-29
Commercial and consumer equipment	80	70	*	+14	37	77	*	-52
Construction and forestry	(22)	28	*	(88)	19	*
Credit	79	64	+23	197	144	+37
Other	(7)	(10)	-30	(11)	(21)	-48

Total operating profit ***	303	283	+7	292	439	-33
Interest, corporate expenses-net and
income taxes	(161)	(155)	+4	(188)	(255)	-26

Net income (loss)	$142	$128	+11	$104	$184	-43

Identifiable assets:
Agricultural equipment	$3,410	$4,888	-30
Commercial and consumer equipment	1,601	2,771	*	-42
Construction and forestry	1,443	1,867	*	-23
Credit	13,088	10,603	+23
Other	386	361	+7
Corporate	3,511	1,610	+118

Total assets	$23,439	$22,100	+6

*

As of November 1, 2001, the manufacture of skid steer loaders was transferred from the commercial and consumer equipment segment to the construction and forestry segment. Second quarter and first six months 2001 results and identifiable assets at April 30, 2001 for these segments were restated for sales of $41 million and $72 million, operating losses of $6 million and $12 million and assets of $147 million, respectively, related to these operations. In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which increased sales and cost of sales by the same amounts. As a result, second quarter and first six months 2001 sales increased by $33 million and $58 million (agricultural equipment $19 million and $35 million, commercial and consumer equipment $8 million and $11 million and construction and forestry $6 million and $12 million), respectively. Overseas sales increased $6 million and $10 million, respectively.

**	Additional intersegment sales of agricultural equipment	$17	$25	-32	$28	$42	-33
***	Includes overseas equipment operations as follows:
Net sales	$959	$860	*	+12	$1,569	$1,444	*	+9
Operating profit	85	73	+16	101	125	-19
****

Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Six Months Ended April 30

	2002	2001

Net income	$103.6	$184.2
Average shares outstanding	237.8	234.7
Basic net income per share	$ .44	$ .79

Average shares outstanding	237.8	234.7
Effect of dilutive stock options	2.6	1.8
Total potential shares outstanding	240.4	236.5

Diluted net income per share	$ .43	$ .78

Stock options to purchase 2.8 million shares during the first six months of 2002 and 4.2 million during the first six months of 2001 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

(10)

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail and wholesale credit matters, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(11)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30

	2002	2001	2002	2001

Net income	$141.8	$127.8	$103.6	$184.2

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	20.7	(49.2)	32.1	(16.0)
Unrealized gain (loss) on investments	.3	.1	.4	1.9
Unrealized gain (loss) on derivatives	15.0	(11.1)	32.7	(39.8)

Comprehensive income	$177.8	$67.6	$168.8	$130.3

(12)

In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. Prior to adoption, the Company offset the amounts billed to customers for shipping and handling with the related costs in cost of sales. As a result of the adoption, sales and cost of sales in 2001 were increased by $33 million in the second quarter and $58 million in the first six months. The change was 1 percent of sales and had no effect on the Company's financial position or net income.

(13)

In the fourth quarter of 2001, the Company recognized certain costs related to the decision to exit the handheld consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations. In the first six months of 2002, the Company also recognized $34 million related to the decision to close additional facilities. These costs were primarily recognized in cost of sales and consisted of $20 million related to the decision to close a construction and forestry factory in Tennessee and $14 million related to the closure of various other manufacturing facilities. The liquidations, payments, accruals and adjustments related to these reserves and liabilities in millions of dollars and the number of employees terminated during the first six months of 2002 were as follows:

	Reserves and Liabilities October 31, 2001	Liquidations And Payments	Accruals and Adjustments (Income) Expense	Reserves and Liabilities April 30, 2002

Property and equipment reserves	$ 38	$ (6)	$ 4	$ 36
Inventory reserves	33	(29)	6	10
Termination benefits	24	(12)	7	19
Contract terminations	27	(11)	10	26
Warranties and product returns	16	(7)	2	11
Other costs	7	(2)	5	10

Total	$ 145	$(67)	$34	$112

	October 31, 2001	Terminated	Additions	April 30, 2002

Employees to be terminated	1,000	1,000*	620	620

* The decrease in the termination benefits liability is not proportional to the employees terminated since certain benefits related to past services will be paid after the employee was terminated.

(14)

In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary. During the first six months of 2002, a significant portion of newly originated trade receivables were sold to DCI, and the Equipment Operations compensated DCI for carrying costs. Although this arrangement had substantially no effect on consolidated net income, it did shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation which began in the first quarter of 2002. Responsibility for servicing these receivables was also transferred to the credit operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income was $141.8 million, or $.59 per share, for the second quarter, representing an 11 percent increase over last year's quarterly net income of $127.8 million, or $.54 per share. For the first six months, net income was $103.6 million, or $.43 per share, compared with $184.2 million, or $.78 per share, last year. The second-quarter performance reflects the initial benefits of the Company's actions aimed at improved asset and operating efficiency, as well as the positive customer response to the many new John Deere products entering markets worldwide this year.

Worldwide net sales and revenues were $3,987 million for the second quarter and $6,509 million for the first six months of 2002, compared with last year's respective totals of $3,809 million and $6,514 million. Net sales were $3,409 million for the quarter and $5,347 million for six months, compared with $3,262 million and $5,405 million last year. The increase for the second quarter this year was due to higher agricultural equipment sales, primarily overseas, the inclusion of sales from John Deere Landscapes (formed in 2001 after the Company's acquisitions of McGinnis Farms, Inc. and Richton International Corporation) and higher sales of core commercial and consumer products. Partially offsetting these sales increases was the impact of the divestiture of the Company's handheld products operation. The sales decrease for six months was primarily due to lower sales of construction and forestry equipment, the effect of the handheld products divestiture and lower shipments of core commercial and consumer products. Partially offsetting these factors were the sales from John Deere Landscapes and improved agricultural equipment sales. Compared with last year, overseas net sales increased 12 percent for the quarter and 9 percent for the first six months. The overseas sales improvement for both periods was primarily due to higher agricultural equipment sales in Europe, partially offset by the impact of exchange rates. Without the exchange rate impact, overseas net sales would have been up 15 percent for the quarter and 12 percent for the year-to-date.

Worldwide Equipment Operations reported operating profit of $217 million for the quarter and $82 million for the first six months of 2002, compared with $215 million and $285 million, respectively, last year. (Operating profit is defined in Note 8.) The increase in operating profit for the quarter was primarily due to expense reductions and improved price realization. Partially offsetting this increase was the compensation paid to the Company's credit operations for dealer receivables. As previously announced, the Equipment Operations began selling a significant portion of these receivables to the Financial Services credit operations at the end of last year. Also having a negative impact on the quarterly results were lower production and sales volumes of the construction and forestry segment and higher postretirement benefit costs. Results also were adversely affected by expenses related to previously-announced restructuring actions and by costs in connection with the Company's minority investment in Nortrax, Inc., a venture involved in the ownership and development of several of the construction equipment dealer locations.

The deterioration in equipment operating results for the first half of 2002 was primarily due to the planned lower volume of production and sales in the first quarter and related manufacturing inefficiencies. Year-to-date results were also negatively affected by the compensation paid to the credit operations for trade receivables sold, higher postretirement benefit costs, restructuring charges and costs related to Nortrax. Also having a negative effect on year-to-date results were losses in Argentina and costs associated with the start-up of new products. Partially offsetting these factors were expense reductions and improved price realization.

Worldwide Equipment Operations had net income of $94.9 million for the quarter and a $15.6 million net loss for the first six months of 2002, compared with net income of $89.1 million and $93.2 million in the respective periods last year. The same operating factors mentioned above affected these results. In addition, 2002 results for both periods benefited from lower interest expense.

Although operating assets of the Equipment Operations increased seasonally during the second quarter and the first six months, the Company's total trade receivables and inventories were down $843 million at the end of the quarter versus a year ago. In addition, the balance sheet showed marked improvement. The balance sheet of the Equipment Operations with Financial Services on the equity basis showed an improved ratio of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity of 20 percent at April 30, 2002, compared with 47 percent a year earlier.

●

Net sales of the agricultural equipment segment increased 6 percent for the quarter and 2 percent for the first six months in comparison with last year. Excluding the impact of weaker foreign currencies, net sales increased 8 percent for the quarter and 3 percent year-to-date primarily due to higher sales in Europe, where a number of new products were introduced. Segment operating profit was $173 million for the quarter and $157 million for six months, compared with $131 million and $220 million last year. The increase in operating profit for the quarter was primarily due to improved price realization and expense reductions, partially offset by compensation to the credit operations for receivables sold, and higher postretirement benefit costs. On a year-to-date basis, the decrease in operating profit was mainly due to planned lower first-quarter production volumes and related manufacturing inefficiencies, higher new product start-up costs, increased postretirement benefit costs, and the compensation to the credit operations. Also having an adverse impact year-to-date were losses in Argentina related to the peso devaluation. Partially offsetting these factors were improved price realization and manufacturing and marketing expense reductions.

●

Operating profit of the commercial and consumer equipment segment was $80 million for the second quarter and $37 million year-to-date, compared with $70 million and $77 million last year. Sales were up 5 percent for the quarter and flat for the first six months. Excluding acquisitions and divestitures, sales increased 7 percent for the quarter, but were down 4 percent through the first six months. The quarterly sales improvement was due to the shipment of products in more direct alignment with seasonal demand. Operating profit for the quarter was higher mainly due to the impact of the higher sales and expense reductions partially offset by the compensation to the credit operations. Lower six-month operating profit was mainly due to the impact of deep production cutbacks made in the first quarter in line with the segment's asset management goals, as well as compensation to the credit operations. These factors were partially offset by expense reductions and the receipt of a fire-insurance settlement.

●

The construction and forestry segment had operating losses of $22 million for the quarter and $88 million for the first six months, compared with operating profit of $28 million and $19 million last year. Sales declined 1 percent for the quarter and 9 percent year-to-date, with respective production volumes at core facilities down 9 percent and 23 percent, reflecting weak market conditions and pricing. The operating profit decreases were mainly due to lower production and sales volumes, higher sales incentives, costs related to the Nortrax investment and increased postretirement benefit costs. In addition, year-to-date results were negatively affected by costs for closing a commercial worksite products factory in Tennessee and the relocation of these operations. Of benefit to the segment for both periods was a reduction in operating expenses.

●

Net income of the credit segment was $47 million for the second quarter and $123 million for the first six months of 2001, compared with $40 million and $92 million in the same periods last year. The increases were primarily due to higher income from increased retail note sales, an improved financing spread and income earned on dealer trade receivables. Partially offsetting these factors were loan-loss provisions recorded in the second quarter, including $28 million after-tax for potential losses related to two international trade finance customers. In addition, the credit operations incurred losses in Argentina related to the peso devaluation. Total revenues of the credit operations increased 15 percent from $362 million in the second quarter of 2001 to $414 million in the current quarter and increased 13 percent in the first six months from $732 million last year to $824 million this year. The average balance of receivables and leases financed was 22 percent higher in the second quarter and 23 percent higher in the first six months of 2002, compared with the same periods last year. Interest expense decreased 24 percent in the current quarter and 22 percent in the first six months of 2002, compared with 2001, primarily as a result of lower average borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 1.74 to 1 for the second quarter this year, compared to 1.46 to 1 last year. This ratio was 1.88 to 1 for the first six months this year, compared to 1.50 to 1 last year.

●

The Company's other businesses had operating losses of $7 million for the quarter and $11 million for the first six months, compared with respective operating losses last year of $10 million and $21 million. Results were negatively affected by costs related to the closing of an Illinois manufacturing facility. Results for both years reflected new product development costs and goodwill amortization of the special technologies group. These factors were partially offset in 2002 by higher profit of health care operations and lower operating expenses of the remaining technology businesses.

Additional information on business segments is presented in Note 8 to the interim financial statements.

The cost of sales to net sales ratio for the second quarter and first six months of 2002 were 80.7 percent and 82.8 percent, respectively, compared to 80.6 percent and 80.5 percent in the same periods last year. The increases were primarily due to the previously-mentioned manufacturing inefficiencies related to lower production and sales in the first quarter, higher postretirement benefit costs, restructuring charges, costs related to Nortrax and the start-up of new products, partially offset by improved price realization. Health care premiums and fees and related health care claims and costs increased in the current quarter and first six months this year, compared to last year, primarily from increases in enrollment, premium adjustments and medical cost inflation. Interest expense decreased in the current quarter and first six months this year, compared to the prior year, due to lower average borrowing rates. Other operating expenses increased in both periods this year, compared to last year, primarily as a result of losses from the Argentine operations related to the peso devaluation. Other income increased in the second quarter and first half of this year, compared to last year, primarily due to increased gains from sales of retail notes in both periods.

Market Conditions and Outlook

Based on the market conditions outlined below, net equipment sales are expected to be flat to slightly higher for the year, with equipment operating profit ranging from 0.5 to 1.5 percent of sales. For the third quarter, sales are currently forecast to be up 3 to 5 percent from the same period last year with equipment operating profit as a percent of sales in a range of 3 to 4 percent.

●

Agricultural Equipment: Industry sales of farm machinery in the U.S. have continued to be restrained by low commodity prices and uncertainty over farm legislation. While positive for 2003, the new Farm Bill is not expected to have much effect on this year's sales. Similarly, economic stimulus legislation providing a more generous first-year depreciation allowance on farm equipment should be modestly supportive of machinery sales next year, but the impact for 2002 is likely to be marginal. As a result, the Company continues to project that industry retail sales in the U.S. and Canada will be about the same for 2002 as last year. European industry retail sales are expected to be flat to slightly higher for 2002 due in part to a record number of new John Deere products available this year. In Latin America, industry sales are now expected to be flat with last year as the effect of the economic crisis in Argentina offsets strength in Brazil.

●

Commercial and Consumer Equipment: Excluding the impact of acquisitions and divestitures, shipments of John Deere commercial and consumer equipment are projected to be down 5 to 10 percent in 2002. The expected decline, consistent with the previous outlook, will result from continued caution on the part of consumers as well as aggressive steps to bring down asset levels. Dry weather conditions and watering restrictions in some regional markets may put downward pressure on sales as well.

●

Construction and Forestry: The Company continues to believe that U.S. and Canada industry retail sales of construction and forestry equipment for 2002 will be down 10 to 15 percent from last year and that pricing will remain extremely weak. Sales of construction equipment are likely to continue being hampered by lagging business investment, an uncertain general construction outlook and weakness in sales to independent rental companies. Global sales of forestry products are forecast to continue running below year-earlier levels in response to soft market conditions.

●

Credit: Net income of the Company's credit operations should exceed last year, but is likely to fall short of the level previously forecast. Results will benefit from increased retail note sale activity and fees from dealer trade receivables. Such fees are expected to add $60 million to segment net income for the full year. Partially offsetting these positive factors will be higher loan-loss reserves, as well as losses in Argentina. Credit operations net income for the full year is now expected to range from $210 million to $230 million.

Although an emerging economic recovery and new U.S. farm legislation point to a gradual improvement in key markets, the Company's financial results for the full year are likely to remain at modest levels. The Company continues to believe that its businesses will be under pressure through at least the important spring- and summer-selling months, which typically account for the majority of its sales and profit. However, with the Company's efforts to bring down costs and operate with still lower asset levels, the Company believes it is on track for modestly improved performance this year. More importantly, the steps the Company is taking today are designed to build a better business and deliver much stronger levels of performance, especially when market conditions improve.

FASB Statement No. 142

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 not to be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of fiscal 2003. In the second quarter and first six months of 2002, the Company had goodwill amortization of $14 million pretax ($13 million after-tax) and $28 million pretax ($26 million after-tax), respectively. Except for the discontinuance of the amortization of goodwill, the Company does not expect the adoption of this Statement to have a material effect on the Company's financial position or net income.

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

The results of the Company's agricultural equipment segment are strongly influenced by the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include the prices realized by farmers for their crops and livestock, which are in turn strongly impacted by summer weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. Further outbreaks of bovine spongiform encephalopathy (or "mad cow" disease) and "foot-and-mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports.

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

All of the company's businesses are affected by general economic conditions in and the political stability of the global markets in which the Company operates, monetary and fiscal policies of various countries, actions by the Federal Reserve Board and other central banks, actions by the Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation rates, interest rate levels, and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.

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

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year-end, the Equipment Operations began selling most U.S. trade receivables to the Company's credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external borrowing sources.

In the first six months of 2002, negative cash flows from operating activities of $30 million resulted primarily from increases in inventories and trade receivables. Partially offsetting these operating cash outflows were positive cash flows primarily from net income, dividends from Financial Services, a decrease in taxes receivable and an increase in accounts payable and accrued expenses. The cash requirement for operating activities, along with purchases of property and equipment and payment of dividends, were provided primarily from an increase in borrowings, a decrease in receivables from Financial Services and sales of businesses, mainly the handheld consumer products business. Cash and cash equivalents increased during the period.

Negative cash flows from operating activities in the first six months of 2001 of $1,399 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The cash requirement for operating activities, along with the requirements for acquisitions of businesses, purchases of property and equipment and payment of dividends were provided primarily from an increase in borrowings. Cash and cash equivalents decreased during the first six months of 2000.

Inventories at April 30, 2002 increased by $301 million during the first six months reflecting a seasonal increase. Inventories decreased $366 million, compared to a year ago, primarily due to the previously-mentioned production cutbacks in the first quarter of 2002. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. The ratios of inventories valued on an approximate current cost basis to the last 12 months' cost of sales were 30 percent at April 30, 2002, compared to 27 percent at October 31, 2001 and 34 percent at April 30, 2001.

Total interest-bearing debt of the Equipment Operations was $3,763 million at April 30, 2002, compared with $2,984 million at the end of fiscal year 2001 and $4,125 million at April 30, 2001. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) was 48 percent, 43 percent and 49 percent at April 30, 2002, October 31, 2001 and April 30, 2001, respectively. However, due to the increase in cash and cash equivalents, the ratios of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity were 20 percent at April 30, 2002 and 18 percent at October 31, 2001, compared to 47 percent at April 30, 2001.

During the first six months of 2002, the Equipment Operations issued $700 million of 6.95% notes due in 2014. These operations also entered into interest rate swaps related to these notes, which swapped the fixed rate of 6.95% to a variable rate of approximately 3.0% at April 30, 2002. The Equipment Operations also retired $75 million of long-term borrowings.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically securitize and sell substantial amounts of retail notes.

During the first six months of 2002 the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $347 million in the first six months of this year. Cash provided by investing activities totaled $1,025 million in the first six months of 2002, primarily due to the collections of receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of receivables and leases acquired. Cash used by financing activities totaled $1,450 million in the first six months, resulting primarily from a decrease in total borrowings, including payables owed to the Equipment Operations, and a dividend paid to the Equipment Operations. Cash and cash equivalents decreased $81 million during the period.

During the first six months of 2001, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $361 million in the first six months of this year. Cash provided by investing activities totaled $161 million in the first six months of 2001, primarily due to the collections of receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of receivables and leases acquired. Cash used by financing activities totaled $379 million in the first six months, resulting primarily from a decrease in total borrowings, including payables owed to the Equipment Operations. Cash and cash equivalents increased $142 million during the period.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-equipment customers, trade receivables, wholesale notes receivable, revolving charge accounts, operating loans, insured international export financing products and financing and operating leases. At the end of fiscal 2001, the credit operations began acquiring most of the U.S. trade receivables from the Equipment Operations (see Note 14). Primarily as a result of these acquisitions, receivables and leases increased by $2,235 million during the past 12 months. Receivables and leases decreased $1,404 million in the first six months of 2002 due to the sale of retail notes. Total acquisitions of receivables and leases were 80 percent higher in the first six months of 2002, compared with the same period last year, primarily due to the acquisitions of trade receivables in the first six months of 2002. Acquisition volumes of retail notes, revolving charge accounts and operating loans were also higher in the first six months of 2002, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $15,053 million at April 30, 2002, compared with $14,950 million at October 31, 2001 and $11,895 million at April 30, 2001. At April 30, 2002, the unpaid balance of all retail notes and leases previously sold was $3,153 million, compared with $1,647 million at October 31, 2001 and $2,230 million at April 30, 2001.

Total outside interest-bearing debt of the credit subsidiaries was $9,679 million at April 30, 2002, compared with $9,776 million at the end of fiscal year 2001 and $7,969 million at April 30, 2001. Total outside borrowings decreased during the first six months of 2002 and increased in the last 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 4.7 to 1 at April 30, 2002, compared with 5.6 to 1 at October 31, 2001 and 6.2 to 1 at April 30, 2001.

During the first six months of 2002, the credit operations issued $1,500 million of 7.0% notes due in 2012. These operations also entered into interest rate swaps related to these notes, which swapped the fixed rate of 7.0% to a variable rate of approximately 3.0% at April 30, 2002. The credit operations also issued $980 million and retired $1,332 million of long-term borrowings.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed unsecured bank lines of credit.

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

The short-term and long-term debt ratings assigned to Company securities by Moody's Investors Service, Inc., Standard & Poor's, Fitch Ratings and Dominion Bond Rating Service Limited are investment grade ratings. On May 28, 2002, Standard & Poor's lowered the senior long-term rating of the Company to "A-" from "A", and the short-term rating to "A-2" from "A-1". At the same time, Standard & Poor's removed the ratings from CreditWatch, where they had been placed on March 11, 2002, and assigned a stable outlook. On May 24, 2002, Fitch Ratings affirmed the Company's "A" senior long-term and "F1" short-term ratings, while maintaining a negative rating outlook. On March 8, 2002, Dominion Bond Rating Service confirmed the Company's Canadian short-term and long-term ratings and placed a negative trend on the Company's Canadian long-term rating. On February 15, 2002, Moody's Investors Service lowered the senior long-term rating of the Company to "A3" from "A2," and the short-term rating to "Prime-2" from "Prime-1." Moody's assigned a stable outlook as part of this rating action. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

The Company expects to have sufficient sources of liquidity to meet its funding needs in both the Equipment Operations and Financial Services businesses. The Company's worldwide commercial paper outstanding at April 30, 2002, October 31, 2001 and April 30, 2001 was approximately $2.1 billion, $3.2 billion and $3.3 billion, respectively, while the total cash and short-term investment position was $2.6 billion, $1.0 billion and $.5 billion, respectively. In addition, the Company's credit operations have for many years accessed diverse funding sources, including short- and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the Company, the lowering of the Company's credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,411 million at April 30, 2002, $2,103 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment expiring in February 2006 totaling $2,150 million.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $595 million during the first six months of 2002, primarily due to a seasonal increase. Trade receivables decreased $477 million compared to a year ago, primarily due to the previously-mentioned lower sales and production volumes in the first quarter of 2002. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 31 percent at April 30, 2002, compared to 26 percent at October 31, 2001 and 35 percent at April 30, 2001. Agricultural equipment trade receivables decreased $247 million, commercial and consumer equipment receivables decreased $232 million, construction and forestry receivables increased $7 million and other equipment receivables decreased $5 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 8 percent, 11 percent and 7 percent at April 30, 2002, October 31, 2001 and April 30, 2001, respectively.

Stockholders' equity was $4,090 million at April 30, 2002, compared with $3,992 million at October 31, 2001 and $4,341 million at April 30, 2001. The increase of $98 million in the first six months of 2002 resulted primarily from net income of $104 million, a decrease in treasury stock of $61 million, an unrealized gain on derivatives of $33 million and a change in the cumulative translations adjustment of $32 million, partially offset by dividends declared of $105 million and losses recorded in retained earnings of $25 million related to treasury stock transactions. These treasury stock losses represent the difference between the cost of treasury shares and the proceeds from the issuance of those shares primarily for the exercise of employee stock options.

The Board of Directors at its meeting on May 29, 2002 declared a quarterly dividend of 22 cents per share payable August 1, 2002 to stockholders of record on June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

See Note (10) to the Interim Financial Statements.
Item 2.	Changes in Securities and Use of Proceeds

During the second quarter of 2002, the Company issued 11,088 shares of restricted stock as compensation to the Company's nonemployee directors, all of whom are accredited investors. These shares were not registered under the securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None
Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 27, 2002:
	a.	the following directors were elected for terms expiring at the annual meeting in 2005:

	Votes For	Votes Withheld
John R. Block	195,020,322	2,483,641
T. Kevin Dunnigan	195,054,884	2,449,079
Dipak C. Jain	194,069,736	3,434,227

Robert W. Lane, Antonio Madero B. and John R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 2004. As previously announced, John R. Stafford retired from the Board of Directors following the annual meeting.

Crandall C. Bowles, Leonard A. Hadley, Arthur L. Kelly and Thomas H. Patrick continue to serve as directors of the Company for terms expiring at the annual meeting in 2003.

b.	the Nonemployee Director Stock Ownership Plan was approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Shares Abstaining	Broker Non-Votes
178,989,088	17,118,736	1,396,139	0

c.	a stockholder proposal from the floor to form a stockholders overview committee was not approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Shares Abstaining
1	197,503,962	0

Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b) Reports on Form 8-K
Current Report on Form 8-K dated February 5, 2002 (Item 9).
Current Report on Form 8-K dated February 12, 2002 (Items 5 & 7).
Current Report on Form 8-K dated March 5, 2002 (Item 9).
Current Report on Form 8-K dated April 3, 2002 (Item 9).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	June 5, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Number
2	Not applicable
3	Not applicable
4	Not applicable
10	Not applicable
11	Not applicable
12	Computation of ratio of earnings to fixed charges
15	Not applicable
18	Not applicable
19	Not applicable
22	Not applicable
23	Not applicable
24	Not applicable
99	Not applicable

EXHIBIT 12
DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended April 30,		Year Ended October 31,

	2002	2001	2001	2000	1999	1998	1997

	(In thousand of dollars)
Earnings:
Income of consolidated group before income taxes	$186,669	$307,105	$(24,757)	$777,507	$365,135	$1,560,032	$1,507,070
Dividends received from less-than-fifty percent owned affiliates	993	815	1,675	3,065	5,734	5,555	3,591
Fixed charges excluding capitalized interest	329,579	409,672	787,737	693,626	571,949	531,817	433,673

Total earnings	$517,241	$717,592	$764,655	$1,474,198	$942,818	$2,097,404	$1,944,334

Fixed charges:
Interest expense of consolidated group including capitalized interest	$318,762	$401,234	$766,254	$677,424	$557,740	$521,418	$422,588
Portion of rental charges deemed to be interest	11,015	8,561	22,030	17,122	15,347	12,451	11,497

Total fixed charges	$329,777	$409,795	$788,284	$694,546	$573,087	$533,869	$434,085

Ratio of earnings to fixed charges*	1.57	1.75	**	2.12	1.65	3.93	4.48

The computation of the ratio of earnings to fixed charges is based on applicable amounts of the Company and its consolidated subsidiaries plus dividends received from less-than-fifty percent owned affiliates. "Earnings" consist of income before income taxes, the cumulative effect of changes in accounting and fixed charges excluding capitalized interest. "Fixed charges" consist of interest on indebtedness, amortization of debt discount and expense, an estimated amount of rental expense which is deemed to be representative of the interest factor, and capitalized interest.

*	The Company has not issued preferred stock. Therefore, the ratios of earnings to combined fixed charges and preferred stock dividends are the same as the ratios presented above.
**	For the year ended October 31, 2001, earnings available for fixed charges coverage were $24 million less than the amount required for a ratio of earnings to fixed charges of 1.0.