Form 10-Q
period 2002-09-10
DEERE & CO
filed 2002-09-10
CIK 315189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Yes	x	No

At July 31, 2002, 238,607,391 shares of common stock, $1 par value, of the registrant were outstanding.

Page 1 of 27 Index to Exhibits: Page 25

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME Three Months Ended July 31	CONSOLIDATED		SUPPLEMENTAL CONSOLIDATING DATA
			EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

Millions of dollars except per share amounts	Three Months Ended Jul 31		Three Months Ended Jul 31		Three Months Ended Jul 31
(Unaudited)	2002	2001	2002	2001	2002	2001

Net Sales and Revenues
Net sales	$3409.6	$3070.3	$3409.6	$3070.3
Finance and interest income	336.5	361.7	27.8	25.7	$360.1	$346.3
Health care premiums and fees	174.9	148.1			179.5	152.7
Other income	48.0	37.7	34.1	26.8	25.1	19.8

Total	3969.0	3617.8	3471.5	3122.8	564.7	518.8

Costs and Expenses
Cost of sales	2746.9	2540.9	2750.6	2544.8
Research and development expenses	125.2	141.8	125.2	141.8
Selling, administrative and general expenses	406.3	398.5	282.9	292.2	124.6	107.0
Interest expense	158.3	187.5	58.1	65.2	109.6	132.5
Interest compensation to Financial Services			42.1
Health care claims and costs	142.5	120.0			142.5	120.0
Other operating expenses	101.0	92.4	21.1	13.3	90.6	88.1

Total	3680.2	3481.1	3280.0	3057.3	467.3	447.6

Income of Consolidated Group
Before Income Taxes	288.8	136.7	191.5	65.5	97.4	71.2
Provision for income taxes	134.8	60.4	100.2	34.9	34.7	25.5

Income of Consolidated Group	154.0	76.3	91.3	30.6	62.7	45.7

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	(.9)	(1.0)	56.9	40.8	(.9)	(1.0)
Other	(5.5)	(3.5)	(.6)	.4

Total	(6.4)	(4.5)	56.3	41.2	(.9)	(1.0)

Net income	$147.6	$71.8	$147.6	$71.8	$61.8	$44.7

Per Share:
Net income - basic	$.62	$.30
Net income - diluted	$.61	$.30

* Deere & Company with Financial Services on the equity basis.

See Notes to Interim Financial Statements. The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME Nine Months Ended July 31	CONSOLIDATED		SUPPLEMENTAL CONSOLIDATING DATA
			EQUIPMENT OPERATONS*		FINANCIAL SERVICES

Millions of dollars except per share amounts	Nine Months Ended Jul 31		Nine Months Ended Jul 31		Nine Months Ended Jul 31
(Unaudited)	2002	2001	2002	2001	2002	2001

Net Sales and Revenues
Net sales	$8756.1	$8475.1	$8756.1	$8475.1
Finance and interest income	1004.3	1080.5	60.0	78.6	$1079.8	$1028.4
Health care premiums and fees	506.4	426.5			519.9	440.3
Other income	210.8	149.7	106.0	98.2	137.8	77.2

Total	10477.6	10131.8	8922.1	8651.9	1737.5	1545.9

Costs and Expenses
Cost of sales	7175.1	6889.7	7186.0	6901.4
Research and development expenses	384.5	429.6	384.5	429.6
Selling, administrative and general expenses	1222.3	1157.2	834.3	860.4	393.2	298.9
Interest expense	476.9	588.6	166.1	198.4	330.3	416.7
Interest compensation to Financial Services			115.9
Health care claims and costs	417.5	348.3			417.5	348.3
Other operating expenses	325.8	274.6	69.2	45.2	287.2	255.1

Total	10002.1	9688.0	8756.0	8435.0	1428.2	1319.0

Income of Consolidated Group
Before Income Taxes	475.5	443.8	166.1	216.9	309.3	226.9
Provision for income taxes	203.5	174.7	90.5	93.2	112.9	81.5

Income of Consolidated Group	272.0	269.1	75.6	123.7	196.4	145.4

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	(3.0)	(2.0)	180.2	133.1	(3.0)	(2.0)
Other	(17.8)	(11.0)	(4.6)	(.7)

Total	(20.8)	(13.0)	175.6	132.4	(3.0)	(2.0)

Net income	$251.2	$256.1	$251.2	$256.1	$193.4	$143.4

Per Share:
Net income - basic	$1.06	$1.09
Net income - diluted	$1.04	$1.08

* Deere & Company with Financial Services on the equity basis.

See Notes to Interim Financial Statements. The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET	CONSOLIDATED			SUPPLEMENTAL CONSOLIDATING DATA
				EQUIPMENT OPERATIONS*			FINANCIAL SERVICES

Millions of dollars (Unaudited)	Jul 31 2002	Oct. 31 2001	Jul 31 2001	Jul 31 2002	Oct. 31 2001	Jul 31 2001	Jul 31 2002	Oct. 31 2001	Jul 31 2001

Assets
Cash and cash equivalents	$2327.5	$1030.0	$252.7	$1940.0	$455.4	$129.7	$387.5	$574.7	$122.9
Cash equivalents deposited with
unconsolidated subsidiaries				1074.7	1643.2	66.7

Cash and cash equivalents	2327.5	1030.0	252.7	3014.7	2098.6	196.4	387.5	574.7	122.9
Marketable securities	211.6	176.2	159.2				211.6	176.2	159.2
Receivables from unconsolidated
subsidiaries and affiliates	273.8	316.6	345.9	236.6	271.8	370.9	271.1	333.0	279.6
Trade accounts and notes
receivable - net	3302.4	2922.5	3551.5	1338.5	1050.7	3535.0	2298.2	2225.6	16.5
Financing receivables - net	8351.2	9198.9	8585.6	29.0	49.7	93.3	8322.2	9149.2	8492.3
Other receivables	273.6	388.9	307.5	121.8	260.8	179.0	151.9	128.1	128.4
Equipment on operating leases - net	1663.6	1939.3	1942.7	12.3	10.6	7.6	1651.3	1928.6	1935.1
Inventories	1606.5	1505.7	1924.9	1606.5	1505.7	1924.9
Property and equipment - net	2008.0	2052.3	1956.8	1971.2	2012.8	1915.3	36.8	39.5	41.5
Investments in unconsolidated
subsidiaries and affiliates	186.7	198.4	210.3	2223.4	2383.8	1685.5	9.5	6.6	5.7
Intangible assets - net	861.0	874.0	777.9	860.4	873.1	777.0	.7	.8	.9
Prepaid pension costs	687.6	652.0	658.3	687.6	652.0	658.3
Other assets	610.0	420.8	406.8	205.1	151.4	155.8	404.9	269.4	251.0
Deferred income taxes	1030.0	883.1	827.0	1077.9	944.3	903.0	.1	.3	2.2
Deferred charges	93.3	104.4	136.7	74.1	90.6	127.2	19.2	13.9	9.5

Total	$23486.8	$22663.1	$22043.8	$13459.1	$12355.9	$12529.2	$13765.0	$14845.9	$11444.8

Liabilities and Stockholders' Equity
Short-term borrowings	$5121.6	$6198.5	$6080.6	$675.9	$773.4	$1316.1	$4445.7	$5425.1	$4764.4
Payables to unconsolidated
subsidiaries and affiliates	51.7	16.6	33.4	68.9	52.2	74.2	1291.4	1895.8	330.6
Accounts payable and accrued
expenses	2957.7	3097.1	2783.5	2737.8	2676.4	2071.6	554.2	774.5	711.9
Health care claims and reserves	109.2	100.3	84.2				109.2	100.3	84.2
Accrued taxes	126.6	44.1	120.7	115.2	36.5	104.3	11.3	7.6	16.4
Deferred income taxes	19.5	12.9		1.9	4.5		65.5	69.9	78.2
Long-term borrowings	8163.1	6560.7	6156.8	2956.9	2210.2	2204.8	5206.2	4350.5	3952.0
Retirement benefit accruals
and other liabilities	2753.5	2640.7	2454.1	2718.6	2610.5	2427.7	35.0	30.2	26.4

Total liabilities	19302.9	18670.9	17713.3	9275.2	8363.7	8198.7	11718.5	12653.9	9964.1

Common Stock, $1 par value (issued
shares at July 31, 2002 -
268,215,602)	1947.7	1948.6	1864.3	1947.7	1948.6	1864.3	968.6	968.6	268.6
Common stock in treasury	(1334.7)	(1405.5)	(1424.8)	(1334.7)	(1405.5)	(1424.8)
Unamortized restricted stock
compensation	(16.5)	(16.8)	(18.1)	(16.5)	(16.8)	(18.1)
Retained earnings	3899.5	3834.8	4216.4	3899.5	3834.8	4216.4	1163.7	1333.2	1285.2

Total	4496.0	4361.1	4637.8	4496.0	4361.1	4637.8	2132.3	2301.8	1553.8
Accumulated other comprehensive
income (loss)	(312.1)	(368.9)	(307.3)	(312.1)	(368.9)	(307.3)	(85.8)	(109.8)	(73.1)

Stockholders' equity	4183.9	3992.2	4330.5	4183.9	3992.2	4330.5	2046.5	2192.0	1480.7

Total	$23486.8	$22663.1	$22043.8	$13459.1	$12355.9	$12529.2	$13765.0	$14845.9	$11444.8

* Deere & Company with Financial Services on the equity basis.

See Notes to Interim Financial Statements. The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended July 31	CONSOLIDATED		SUPPLEMENTAL CONSOLIDATING DATA
			EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	Nine Months Ended Jul 31		Nine Months Ended Jul 31		Nine Months Ended Jul 31
Millions of dollars (Unaudited)	2002	2001	2002	2001	2002	2001

Cash Flows from Operating Activities
Net income	$251.2	$256.1	$251.2	$256.1	$193.4	$143.4
Adjustments to reconcile net income to net cash provided
by (used for) operating activities	427.4	(473.1)	330.7	(974.7)	309.3	384.1

Net cash provided by (used for) operating activities	678.6	(217.0)	581.9	(718.6)	502.7	527.5

Cash Flows from Investing Activities
Collections of receivables	5479.3	5026.1	27.6	33.4	11111.5	4992.7
Proceeds from sales of financing receivables	2789.1	1640.6			2789.1	1640.6
Proceeds from maturities and sales of marketable securities	43.6	28.5			43.6	28.5
Proceeds from sales of equipment on operating leases	437.7	290.3	1.3	2.1	436.3	288.2
Proceeds from sales of businesses	50.1		50.1
Cost of receivables acquired	(7548.8)	(7081.3)	(8.8)	(1.9)	(13273.2)	(7079.4)
Purchases of marketable securities	(78.1)	(55.6)			(78.1)	(55.6)
Purchases of property and equipment	(229.3)	(283.6)	(225.8)	(279.2)	(3.5)	(4.4)
Cost of operating leases acquired	(430.1)	(584.6)	(4.9)	(5.2)	(425.2)	(579.5)
Acquisitions of businesses, net of cash acquired	(15.4)	(264.1)	(7.3)	(259.0)	(8.1)	(5.1)
Decrease (increase) in receivables with unconsolidated affiliates	15.3	(103.7)			45.8	(103.7)
Other	(80.6)	5.1	37.3	23.0	(117.9)	(43.2)

Net cash provided by (used for) investing activities	432.8	(1382.3)	(130.5)	(486.8)	520.3	(920.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(1020.0)	(706.5)	(61.8)	361.3	(958.1)	(1067.8)
Change in intercompany receivables/payables			12.7	73.8	(581.3)	(555.5)
Proceeds from long-term borrowings	3592.1	3783.4	711.4	553.7	2880.7	3229.8
Principal payments on long-term borrowings	(2273.6)	(1360.2)	(81.5)	(72.2)	(2192.1)	(1288.0)
Proceeds from issuance of common stock	39.7	7.0	39.7	7.0
Repurchases of common stock	(1.2)	(1.3)	(1.2)	(1.3)
Dividends paid	(156.5)	(154.9)	(156.5)	(154.9)	(363.0)	(10.0)
Other	(1.5)	(1.9)	(1.6)	(1.9)		9.4

Net cash provided by (used for) financing activities	179.0	1565.6	461.2	765.5	(1213.8)	317.9

Effect of Exchange Rate Changes on Cash	7.1	(5.3)	3.5	(3.4)	3.6	(1.9)

Net Increase (Decrease) in Cash and Cash Equivalents	1297.5	(39.0)	916.1	(443.3)	(187.2)	(77.4)
Cash and Cash Equivalents at Beginning of Period	1030.0	291.7	2098.6	639.7	574.7	200.3

Cash and Cash Equivalents at End of Period	$2327.5	$252.7	$3014.7	$196.4	$387.5	$122.9

* Deere & Company with Financial Services on the equity basis.

See Notes to Interim Financial Statements. The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the "Consolidated" data.

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

Equipment Operations - These data include the Company's agricultural equipment, commercial and consumer equipment, construction and forestry and special technologies operations with Financial Services reflected on the equity basis. Data relating to the above equipment operations, including the consolidated group data in the income statement, are also referred to as "Equipment Operations" in this report.

Financial Services - These data include the Company's credit and health care operations.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

The supplemental consolidating data submitted with the consolidated financial statements is presented for the sole purpose of facilitating the analysis of the results of the Company's Equipment Operations and Financial Services businesses as included in the consolidated financial statements. These two operations are engaged in fundamentally different businesses. Their assets, leverage ratios, revenue streams and costs are extremely different in nature and cannot be easily analyzed on a consolidated basis.

(3)	An analysis of the Company's retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31

	2002	2001	2002	2001

Balance, beginning of period	$3,808.6	$4,196.7	$3,834.8	$4,117.2
Net income	147.6	71.8	251.2	256.1
Dividends declared	(52.4)	(51.7)	(156.9)	(154.3)
Other	(4.3)	(.4)	(29.6)	(2.6)

Balance, end of period	$3,899.5	$4,216.4	$3,899.5	$4,216.4

(4)

Substantially all inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company's inventories had been valued on an approximate first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2002	October 31 2001	July 31 2001

Raw materials and supplies	$ 517	$ 516	$ 550
Work-in-process	374	376	394
Finished machines and parts	1,713	1,618	1,933

Total FIFO value	2,604	2,510	2,877
Adjustment to LIFO basis	997	1,004	952

Inventories	$1,607	$1,506	$1,925

(5)

At July 31, 2002, the net unpaid balance of all retail notes and leases previously sold by the Financial Services subsidiaries was $2,934 million and the Company's maximum exposure under all related recourse provisions was $231 million. At July 31, 2002, the Company had commitments of approximately $103 million for construction and acquisition of property and equipment. At July 31, 2002, the Company had guaranteed $94 million of residual values related to property being used under operating leases. The Company had indemnification agreements totaling $32 million related to various performance bonds, pledged assets of $22 million, primarily outside the United States, as collateral for borrowings, and $14 million of restricted investments related to conducting the health care business in various states at July 31, 2002. The Company also had other miscellaneous contingent liabilities totaling approximately $20 million at July 31, 2002.

The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interests. These puts could be exercised over a two-year window which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion under Capital Resources and Liquidity. The Company also has call options to acquire the majority owners' interests. These calls can be exercised over a two-year window beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period.

(6)

John Deere B.V., located in the Netherlands, is a consolidated, indirect, wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31

	2002	2001	2002	2001

Dividends declared	$.22	$.22	$.66	$.66
Dividends paid	$.22	$.22	$.66	$.66

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:
Three Months Ended July 31	Nine Months Ended July 31

2002	2001	% Change	2002	2001	% Change

Net sales and revenues:
Agricultural equipment **	$1,872	$1,642	*	+14	$4,960	$4,684	*	+6
Commercial and consumer equipment	913	822	*	+11	2,154	2,064	*	+4
Construction and forestry	612	592	*	+3	1,601	1,684	*	-5
Other	13	14	-7	41	43	-5

Total net sales ***	3,410	3,070	*	+11	8,756	8,475	*	+3
Credit revenues**	337	361	-7	1,086	1,088
Other revenues	222	187	+19	636	569	+12

Total net sales and revenues ***	$3,969	$3,618	+10	$10,478	$10,132	+3

Operating profit (loss): ****
Agricultural equipment	$205	$115	+78	$362	$335	+8
Commercial and consumer equipment	61	16	*	+281	97	93	*	+4
Construction and forestry	(10)	11	*	(97)	29	*
Credit	88	64	+38	285	209	+36
Other	(1)	(7)	-86	(12)	(28)	-57

Total operating profit ***	343	199	+72	635	638
Interest, corporate expenses-net and
income taxes	(195)	(127)	+54	(384)	(382)	+1

Net income (loss)	$148	$72	+106	$251	$256	-2

Identifiable assets:
Agricultural equipment	$3,408	$4,703	-28
Commercial and consumer equipment	1,401	2,346	*	-40
Construction and forestry	1,472	1,760	*	-16
Credit	13,460	11,215	+20
Other	386	350	+10
Corporate	3,360	1,670	+101

Total assets	$23,487	$22,044	+7

*

As of November 1, 2001, the manufacture of skid steer loaders was transferred from the commercial and consumer equipment segment to the construction and forestry segment. Third quarter and first nine months 2001 results and identifiable assets at July 31, 2001 for these segments were restated for sales of $39 million and $112 million, operating losses of $4 million and $17 million and assets of $136 million, respectively, related to these operations. In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which increased sales and cost of sales by the same amounts. As a result, third quarter and first nine months 2001 sales increased by $34 million and $91 million (agricultural equipment $19 million and $53 million, commercial and consumer equipment $8 million and $20 million and construction and forestry $7 million and $18 million), respectively. Overseas sales increased $6 million and $16 million, respectively.

**	Additional intersegment revenues: Agricultural equipment net sales	$16	$19	-16	$44	$61	-28
Credit Revenues	45	2	121	7
***	Includes overseas equipment operations as follows:
Net sales	$1,034	$731	*	+41	$2,603	$2,175	*	+20
Operating profit	108	22	+391	209	147	+42
****

Operating profit is income before interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Nine Months Ended July 31

	2002	2001

Net income	$251.2	$256.1
Average shares outstanding	238.0	234.7
Basic net income per share	$ 1.06	$ 1.09

Average shares outstanding	238.0	234.7
Effect of dilutive stock options	2.7	1.8
Total potential shares outstanding	240.7	236.5

Diluted net income per share	$ 1.04	$ 1.08

Stock options to purchase 2.8 million shares during the first nine months of 2002 and 4.1 million during the first nine months of 2001 were outstanding but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

(10)

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail and wholesale credit matters, software licensing, and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

(11)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:
	Three Months Ended July 31		Nine Months Ended July 31

	2002	2001	2002	2001

Net income	$147.6	$71.8	$251.2	$256.1

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	.3	(25.4)	32.4	(41.4)
Unrealized gain (loss) on investments	1.9	1.4	2.3	3.3
Unrealized gain (loss) on derivatives	(10.6)	.4	22.1	(39.4)

Comprehensive income	$139.2	$48.2	$308.0	$178.6

(12)

In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. Prior to adoption, the Company offset the amounts billed to customers for shipping and handling with the related costs in cost of sales. As a result of the adoption, sales and cost of sales in 2001 were increased by $34 million in the third quarter and $91 million in the first nine months. The change was 1 percent of sales and had no effect on the Company's financial position or net income.

(13)

In the first nine months of 2002, the Company recognized $58 million of costs related to decisions to close or restructure certain operating facilities in less than a year. These costs were primarily recognized in cost of sales and consisted of $22 million for the commercial and consumer equipment segment, $20 million for the construction and forestry segment, $9 million for the agricultural equipment segment and $7 million for the special technologies segment. The beginning liabilities and reserves shown below relate to the decision to exit the handheld consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations in the fourth quarter of 2001. The liquidations, payments, accruals and adjustments related to these reserves and liabilities in millions of dollars and the number of employees terminated during the first nine months of 2002 were as follows:

	Reserves and Liabilities October 31, 2001	Liquidations and Payments	Accruals and Adjustments (Income) Expense	Reserves and Liabilities July 31, 2002

Property and equipment reserves	$ 38	$ (8)	$ 20	$ 50
Inventory reserves	33	(34)	7	6
Termination benefits	24	(18)	11	17
Contract terminations	27	(13)	15	29
Warranties and product returns	16	(7)		9
Other costs	7	(2)	2	7

Total	$ 145	$(82)	$ 55 **	$118

	October 31, 2001	Terminated	Additions	April 30, 2002

Employees to be terminated	1,000	1,280*	810	530

*		The decrease in the termination benefits liability is not proportional to the employees terminated since certain benefits related to past services are not paid immediately upon termination.
**		In addition to these reserves and accruals, the Company recognized $3 million of other non-accruable restructuring costs for a total of $58 million.
(14)

In October 2001, the Equipment Operations sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary of John Deere Capital Corporation. During the first nine months of 2002, a significant portion of newly originated trade receivables were sold to DCI, and the Equipment Operations compensated DCI for carrying costs. Although this arrangement had substantially no effect on consolidated net income, it did shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation which began in the first quarter of 2002. Responsibility for servicing these receivables was also transferred to the credit operations.

(15)

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. This Statement will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the Company's financial position or net income.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's worldwide net income of $147.6 million, or $0.61 per share, for the third quarter more than doubled compared to last year's $71.8 million, or $0.30 per share. For the first nine months, net income was $251.2 million, or $1.04 per share, compared with $256.1 million, or $1.08 per share, last year. Favorable customer response to new products, particularly in Europe, and a continued emphasis on expense and asset control have led to another quarter of significant profit improvement. This performance is especially encouraging in light of conditions that remain well below normal in many key markets.

Worldwide net sales and revenues were $3,969 million for the third quarter and $10,478 million for the first nine months of 2002, compared with last year's respective totals of $3,618 million and $10,132 million. Net sales were $3,410 million for the third quarter and $8,756 million for nine months, compared with $3,070 million and $8,475 million a year ago. Increased sales for both periods were mainly due to higher overseas sales of agricultural equipment, primarily in Europe, higher commercial and consumer equipment sales and the impact of acquisitions less divestitures. Partially offsetting these factors were lower sales of farm machinery and construction and forestry equipment in North America. Overseas sales increased 41 percent for the quarter and 20 percent for the first nine months, mostly due to higher agricultural equipment sales in Europe. Without the effect of foreign exchange, the overseas sales improvement would have been 33 percent for the quarter and 19 percent year-to-date.

The Company's Equipment Operations reported operating profit of $247 million for the quarter and $329 million for nine months, compared with $128 million and $413 million, respectively, last year. (Operating profit is defined in Note 8.) The increase in operating profit for the quarter was primarily due to higher overseas sales of agricultural equipment, improved price realization and higher sales of commercial and consumer equipment. Also having a positive effect on the quarter were expense reductions in core operations and the elimination of losses from the Homelite consumer products business, which was sold last November. Partially offsetting these factors was the $42 million compensation paid to the Company's credit operations for financing dealer receivables. As previously announced, the Company's equipment segments began selling a significant portion of these receivables to credit at the end of last year. Also having a negative impact on quarterly results were the costs of closing a commercial and consumer products factory in Virginia and costs associated with the Company's minority investment in Nortrax Inc., a venture involved in the ownership and development of several construction equipment dealer locations. Higher postretirement benefit costs affected the quarter's results as well.

For the first nine months of 2002, the decrease in equipment operating profit was primarily due to deep first-quarter production cutbacks, made in line with the Company's asset management goals, and the related manufacturing inefficiencies. In addition, year-to-date results were negatively affected by the $116 million compensation paid to credit for dealer receivables sold, higher postretirement benefit costs, restructuring charges and the costs related to Nortrax. Also having a negative effect for the period were costs for the start-up of new products, as well as losses in Argentina. Partially offsetting these factors were improved price realization and expense reductions.

Equipment Operations had net income of $91.3 million for the quarter and $75.6 million for the first nine months, compared with $30.6 million and $123.7 million, respectively, last year. The same operating factors mentioned above affected these results. In addition, the 2002 results benefited from lower interest expense, while a higher year-to-date tax rate had a negative effect.

Operating assets of the Equipment Operations increased seasonally during the first nine months. However, the Company's total trade receivables and inventories at the end of the quarter were $568 million lower than a year ago.

●

Net sales of agricultural equipment increased 14 percent for the quarter and 6 percent for the first nine months, compared with last year. The increases were primarily due to higher sales in Europe where a record number of new products were introduced last fall. However, North American sales in both periods decreased, compared with last year. Operating profit for the quarter was up 78 percent, to $205 million, compared to $115 million last year. Nine-month operating profit was $362 million, compared with $335 million a year ago. The operating profit increases for both periods were mainly due to higher overseas sales, primarily in Europe, as well as improved price realization. Partially offsetting these factors were higher postretirement benefit costs and the compensation to credit. In addition, year-to-date operating profit for 2002 was negatively affected by lower first-quarter production volumes and related manufacturing inefficiencies, as well as by higher new product start-up costs. Also having an adverse impact for the first nine months were losses in Argentina related to the peso devaluation. Benefiting year-to-date results were lower expenses.

●

Operating profit of the worldwide commercial and consumer equipment segment was $61 million for the third quarter and $97 million for the first nine months, compared with $16 million and $93 million last year. Excluding acquisitions and divestitures, net sales were up 13 percent for the quarter and 3 percent year-to-date over last year. The sales increases for both periods were mostly due to the shipment of products closer to the time of seasonal demand. The improvement in operating profit for the quarter was primarily a result of higher sales, the absence of losses from Homelite and better price realization. Nine-month operating profit was higher due to improved price realization, the absence of losses from Homelite, expense reductions and the receipt of fire insurance settlements. Partially offsetting these factors for both periods were the compensation to credit and restructuring charges, primarily for a plant closure.

●

The construction and forestry segment had operating losses of $10 million for the quarter and $97 million for the first nine months, compared with operating profit of $11 million and $29 million last year. Net sales increased 3 percent for the quarter, but decreased 5 percent year-to-date, compared with last year. Excluding acquisitions, net sales were down 2 percent and 7 percent in the respective periods. Production volumes at core facilities declined 5 percent for the quarter and 15 percent year-to-date. For the quarter, lower operating results were mainly due to higher costs related to the Nortrax investment and increased sales incentives. Contributing to the decline for nine months were higher sales incentives, Nortrax expenses, lower sales and production volumes at core facilities, restructuring charges and an increase in postretirement benefit costs. Lower expenses benefited results for both periods.

●

Operating profit of the Company's credit operations was $88 million for the third quarter and $285 million for the first nine months of 2002, compared with $64 million and $209 million in the same periods last year. The increase in the third quarter was primarily due to income earned on trade receivables, partially offset by a higher provision for bad debts. In the first nine months, the improvement was mainly a result of the income earned on trade receivables, increased gains on the sale of retail notes and improved interest rate spreads. Partially offsetting these factors for the nine months were a higher provision for bad debts and losses incurred in Argentina related to the peso devaluation. Total revenues of the credit operations increased 5 percent from $363 million in the third quarter of 2001 to $382 million in the current quarter and increased 10 percent in the first nine months from $1,095 million last year to $1,207 million this year. The average balance of receivables and leases financed was 21 percent higher in the third quarter and 23 percent higher in the first nine months of 2002, compared with the same periods last year, primarily due to the trade receivables purchased from the Equipment Operations. Interest expense decreased 17 percent in the current quarter and 21 percent in the first nine months of 2002, compared with 2001. The decreases were the result of lower average borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 1.82 to 1 for the third quarter this year, compared with 1.51 in the same period last year. The ratio was 1.85 to 1 for the first nine months this year, compared with 1.50 in the first nine months of 2001.

●

The Company's other businesses had operating losses of $1 million for the quarter and $12 million for nine months, compared with operating losses of $7 million and $28 million last year. This year's results were negatively affected by costs related to restructuring activities, including the closing of an Illinois manufacturing facility. Results for both years reflected new product development costs and goodwill amortization of the special technologies group. Positive factors affecting both 2002 periods included higher operating profit of the health care operations and lower expenses of the technology businesses.

Additional information on business segments is presented in Note 8 to the interim financial statements.

The cost of sales to net sales ratio for the third quarter and first nine months of 2002 were 80.6 percent and 81.9 percent, respectively, compared to 82.8 percent and 81.3 percent in the same periods last year. The decrease in the ratio in the current quarter, compared to last year, was primarily due to the higher level of production and improved price realization. The increase in the ratio for the year-to-date period, compared to last year, was due to inefficiencies in the first quarter from lower production and higher costs related to postretirement benefits, restructuring, Nortrax and the start-up of new products, which were partially offset by improved price realization. Research and development expenses have decreased in both periods this year, compared to last year when the Company was introducing a high level of new products. Health care premiums and fees and related health care claims and costs increased in the current quarter and first nine months this year, compared to last year, primarily from increases in enrollment, premium adjustments and medical cost inflation. Interest expense decreased in the current quarter and first nine months this year, compared to the prior year, due to lower average borrowing rates. Other operating expenses increased in both periods this year, compared to last year, primarily as a result of losses from the Argentine operations related to the peso devaluation, and other foreign exchange losses. Other income increased this year, compared to last year, primarily due to increased gains from the sales of retail notes in the first nine months and receipt of fire insurance settlements in both periods.

Market Conditions and Outlook

Based on the market conditions outlined below, net equipment sales for the fourth quarter are currently forecast to be up 8 to 10 percent from the same period last year. Total company results for the seasonally weak fourth quarter are expected to be approximately breakeven, a significant improvement from last year.

●

Agricultural Equipment: Farm commodity prices have climbed in recent weeks over concerns about the size and condition of this year's crop in North America. The higher prices, together with the newly enacted Farm Bill and more-generous depreciation rules, should be supportive of an eventual improvement in the sale of farm equipment in the region. However, these factors are not expected to have much impact on this year's sales, which are being hampered by dry weather. As a result, the Company has revised downward its industry forecast for retail sales in the U.S. and Canada. These sales are now expected to be flat to down 5 percent for the year. In line with this more cautious outlook and year-end asset reduction targets, the Company's farm equipment factories in the U.S and Canada are expected to be idle for 19 percent of available working days in the fourth quarter versus 24 percent a year ago. In Western Europe, industry retail sales now are expected to be 5 percent higher for 2002. The improved outlook is supported by the positive response to newly introduced John Deere products and a strong market for used equipment. In South America, industry sales are expected to remain flat when compared with last year as current strength in the Brazilian farm sector offsets weakness in Argentina.

●

Commercial & Consumer Equipment: As a result of a somewhat improved retail climate for the division's products, shipments of John Deere commercial and consumer equipment are now projected to be flat to up 5 percent in 2002. This forecast excludes the impact of acquisitions and divestitures. Supporting the improved outlook is the market's enthusiastic response to the many John Deere products introduced for this selling season. At the same time, the segment is continuing to manufacture products at below the rate of retail demand and expects to end the year with lower asset levels.

●

Construction & Forestry: For the U.S. and Canadian markets, the Company continues to believe that industry retail sales of construction and forestry equipment for 2002 will be down 10 to 15 percent from last year and that pricing will remain weak. Sales will continue being hampered by lagging business investment and weakness in sales to independent rental companies. Global sales of forestry products are forecast to continue running below year earlier levels in response to soft market conditions.

●

Credit: Results for the year are expected to benefit from increased retail note sale activity and from the financing of the Company's equipment dealer receivables. Partially offsetting these positive factors will be higher loan-loss reserves, as well as losses in Argentina. Credit net income for the full year is expected to be in a range of $220 million to $240 million, a slight increase over the guidance provided last quarter.

The Company has improved asset and operating efficiency this year while successfully bringing John Deere products to the attention of a wider global audience. The Company is especially gratified by the response to its new products in Europe, which is the focus of a significant effort to grow its market presence. Further, although the general business outlook for 2003 is uncertain at this point, factors such as rising commodity prices, low carryover stocks and recent legislation are strongly supportive of an eventual recovery in the U.S. farm economy. The Company believes it is well-positioned to capitalize on any market strength. With the Company's efforts to control costs and reduce assets already yielding clear benefits, the Company is confident these same actions will drive dramatically higher levels of performance as business conditions improve and its key markets resume their growth.

Minimum Pension Liability

Due to the decline in the equity markets, the fair value of the Company's pension fund assets has decreased since October 31, 2001. In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company expects to record an additional minimum pension liability adjustment at October 31, 2002. Based on July 31, 2002 plan asset values, the approximate effect of this non-cash adjustment would be as follows: decrease prepaid pension costs by $640 million, increase retirement benefit accruals by $400 million, increase deferred income tax assets by $370 million, increase intangible assets for prior service costs by $60 million and decrease stockholders' equity by $610 million after-tax at October 31, 2002. The direct charge to stockholders' equity would not affect net income, but would be included in other comprehensive income.

FASB Statement No. 142

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 not to be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of fiscal 2003. In the third quarter and first nine months of 2002, the Company had goodwill amortization of $14 million pretax ($13 million after-tax) and $42 million pretax ($39 million after-tax), respectively. Except for the discontinuance of the amortization of goodwill, the Company does not expect the adoption of this Statement to have a material effect on the Company's financial position or net income.

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

Forward looking statements involve certain factors that are subject to change, including for the Company's agricultural equipment segment the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the Company's outlook for this segment include prices realized by farmers for their crops and livestock, which in turn are strongly impacted by summer weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs and economic developments in Brazil and other South American countries. Further outbreaks of "mad cow" or "foot-and-mouth" disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports. The outlook for harvest prices and the size and condition of the crop especially affect retail sales of agricultural equipment in the fall.

Factors affecting the Company's outlook for its commercial and consumer equipment business include general economic conditions in the United States, consumer and commercial confidence and weather conditions. Other important assumptions include continued consumer acceptance of the Company's new products and a continuation of existing consumer borrowing patterns.

The number of housing starts is especially important to sales of the Company's construction equipment. The results of the Company's construction and forestry segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the company's businesses are affected by general economic conditions in and the political stability of global markets in which the Company operates, monetary and fiscal policies of various countries, actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and
Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.

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

Critical Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in estimates and assumptions in the policies below could have a significant effect on the financial statements.

Retirement Benefit Obligations
Pension and other postretirement benefit obligations are based on various assumptions used by the Company's actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations. For more information concerning these costs and obligations, see the previous discussion of the "Minimum Pension Liability" and Note 3 to the Company's financial statements on Form 10-K.

Allowance for Credit Losses
The allowance for credit losses represents an estimate of the losses expected from the Company's receivable and lease portfolio. The level of the allowance is based on many factors, including collection experience, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the credit allowance and the provision for credit losses.

Operating Lease Residual Values
The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the Company may record a gain or a loss for the difference between the estimated residual value and the sale price. The residual values are dependent on current economic conditions and are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company's Equipment Operations, Financial Services operations and the consolidated totals.

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year end, the Equipment Operations began selling most of its U.S. trade receivables to the Company's credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external borrowing sources.

In the first nine months of 2002, cash provided from operating activities was $582 million resulting primarily from net income and dividends from Financial Services. Partially offsetting these positive operating cash flows were outflows for increases in receivables and inventories. The operating cash flows increased compared to last year primarily due to less of an increase in working capital items, an increase in dividends from Financial Services and more non-cash adjustments to net income for expense accruals. The positive cash flows from operations, borrowings and sales of businesses were used primarily to increase cash and cash equivalents, purchase property and equipment and pay dividends.

Negative cash flows from operating activities in the first nine months of 2001 of $719 million resulted primarily from increases in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income. The cash requirement for operating activities, along with the requirements for purchases of property and equipment, acquisitions of businesses and payment of dividends, were provided primarily from an increase in borrowings. Cash and cash equivalents decreased during the first nine months of 2001.

Trade receivables held by the Equipment Operations increased $288 million during the first nine months of 2002 and decreased $2,197 million from a year ago. The Equipment Operations sold $2.2 billion of trade receivables to the credit operations at fiscal year end 2001 and a significant portion of newly-originated trade receivables during the first nine months of 2002. See Note 14 and the following consolidated discussion of trade receivables.

Inventories at July 31, 2002 increased by $101 million during the first nine months reflecting a seasonal increase. Inventories decreased $318 million, compared to a year ago, primarily due to the production cutbacks in the fourth quarter of 2001 and the first quarter of 2002, and the decision to exit the hand-held consumer products business. Most of the Company's inventories are valued on the last-in, first-out (LIFO) basis. The ratios of inventories valued on an approximate current cost basis to the last 12 months' cost of sales were 17 percent at July 31, 2002, compared to 27 percent at October 31, 2001 and 21 percent at July 31, 2001.

Total interest-bearing debt of the Equipment Operations was $3,633 million at July 31, 2002, compared with $2,984 million at the end of fiscal year 2001 and $3,521 million at July 31, 2001. The ratio of total debt to total capital (total interest bearing debt and stockholders' equity) was 46 percent, 43 percent and 45 percent at July 31, 2002, October 31, 2001 and July 31, 2001, respectively. However, due to the increase in cash and cash equivalents, the ratios of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity were 13 percent at July 31, 2002 and 18 percent at October 31, 2001, compared to 43 percent at July 31, 2001.

During the first nine months of 2002, the Equipment Operations issued $700 million of 6.95% global notes due in 2014. These operations also entered into interest rate swaps related to these notes, which swapped the fixed rate of 6.95% to a variable rate of approximately 2.8% at July 31, 2002. The Equipment Operations issued $11 million and retired $82 million of other long-term borrowings.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically securitize and sell substantial amounts of retail notes.

During the first nine months of 2002, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $503 million in the first nine months of this year. Cash provided by investing activities totaled $520 million in the first nine months of 2001, primarily due to the collections and sales of receivables exceeding the cost of receivables acquired by $627 million. Cash used by financing activities totaled $1,214 million in the first nine months, resulting primarily from a decrease in total borrowings of $851 million and the payment of $363 million of dividends. Cash and cash equivalents decreased $187 million during the period.

In the first nine months of 2001, the aggregate cash provided from operating and financing activities was used primarily to increase receivables and leases. Cash provided from Financial Services operating activities was $527 million in the first nine months of last year. Cash provided by financing activities totaled $318 million in the first nine months of 2001, resulting primarily from an increase in total borrowings. Cash used by investing activities totaled $921 million in the first nine months of 2001, primarily due to the cost of receivables and leases acquired exceeding the collections of receivables by $2,666 million, partially offset by $1,641 million of proceeds from the sales of receivables. Cash and cash equivalents decreased $77 million during the first nine months of 2001.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere-equipment customers, trade receivables, wholesale notes receivable, revolving charge accounts, operating loans, insured international export financing products and financing and operating leases. At the end of fiscal 2001, the credit operations began acquiring most of the U.S. trade receivables from the Equipment Operations (see Note 14). Primarily as a result of these acquisitions, receivables and leases increased by $1,828 million during the past 12 months. Receivables and leases decreased $1,032 million in the first nine months of 2002 due to the sale of retail notes. Total acquisitions of receivables and leases were 79 percent higher in the first nine months of 2002, compared with the same period last year, primarily due to the acquisitions of trade receivables in the first nine months of 2002. Acquisition volumes of retail notes, revolving charge accounts and operating loans were also higher in the first nine months of 2002, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $15,206 million at July 31, 2002, compared with $14,950 million at October 31, 2001 and $12,382 million at July 31, 2001. At July 31, 2002, the unpaid balance of all receivables and leases previously sold was $2,934 million, compared with $1,647 million at October 31, 2001 and $1,938 million at July 31, 2001.

Total outside interest-bearing debt of the credit subsidiaries was $9,652 million at July 31, 2002, compared with $9,776 million at the end of fiscal year 2001 and $8,716 million at July 31, 2001. Total outside borrowings decreased during the first nine months of 2002 and increased in the last 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of total interest-bearing debt to stockholder's equity was 5.3 to 1 at July 31, 2002, compared with 5.6 to 1 at October 31, 2001 and 6.5 to 1 at July 31, 2001.

During the first nine months of 2002, the credit operations issued $1,500 million of 7.0% global notes due in 2012. These operations also entered into interest rate swaps related to these notes, which swapped the fixed rate of 7.0% to a variable rate of approximately 2.9% at July 31, 2002. The credit operations issued $1,381 million and retired $2,192 million of other long-term borrowings.

In August 2002, the credit operations issued $500 million of 4.5% global notes due in 2007. These operations also entered into interest rate swaps related to $450 million of these notes, which swapped the fixed rate of 4.5% to a variable rate of approximately 2.4% as of August 22, 2002.

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

The Company expects to have sufficient sources of liquidity to meet its funding needs in both the Equipment Operations and Financial Services businesses. The Company's worldwide commercial paper outstanding at July 31, 2002, October 31, 2001 and July 31, 2001 was approximately $2.3 billion, $3.2 billion and $2.9 billion, respectively, while the total cash and short-term investment position was $2.3 billion, $1.0 billion and $.3 billion, respectively. In addition, the Company's credit operations have for many years accessed diverse funding sources, including short- and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada. In order to further enhance its liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the Company, the lowering of the Company's credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,466 million at July 31, 2002, $1,951 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment expiring in February 2006 totaling $2,150 million.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $380 million during the first nine months of 2002, primarily due to a seasonal increase. Trade receivables decreased $249 million compared to a year ago, primarily due to lower sales and production volumes in the fourth quarter of 2001 and the first quarter of 2002. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 29 percent at July 31, 2002, compared to 26 percent at October 31, 2001 and 32 percent at July 31, 2001. Agricultural equipment trade receivables decreased $144 million, commercial and consumer equipment receivables decreased $85 million, construction and forestry receivables decreased $15 million and other equipment receivables decreased $5 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 7 percent, 11 percent and 9 percent at July 31, 2002, October 31, 2001 and July 31, 2001, respectively.

Stockholders' equity was $4,184 million at July 31, 2002, compared with $3,992 million at October 31, 2001 and $4,331 million at July 31, 2001. The increase of $192 million in the first nine months of 2002 resulted primarily from net income of $251 million, a decrease in treasury stock of $71 million, a change in the cumulative translation adjustment of $32 million and an unrealized gain on derivatives of $22 million, partially offset by dividends declared of $157 million and losses recorded in retained earnings of $30 million related to treasury stock transactions. These treasury stock losses represent the difference between the cost of treasury shares and the proceeds from the issuance of those shares primarily for the exercise of employee stock options.

The Board of Directors on August 28, 2002 declared a quarterly dividend of 22 cents per share payable November 1, 2002 to stockholders of record on September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 9, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in internal controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

	(b)	Reports on Form 8K

		Date of Report	Item	Financial Statements
		May 7, 2002	Item 9	None
		May 14, 2002	Items 5 & 7	Earnings release of the Company
		June 3, 2002	Item 9	None
		June 17, 2002	Item 7	None
		July 2, 2002	Item 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	September 10, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deere & Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	September 10, 2002	By:	/s/ R. W. Lane

R. W. Lane
Principal Executive Officer

CERTIFICATIONS

I, Nathan J. Jones, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deere & Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	September 10, 2002	By:	/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

INDEX TO EXHIBITS
Number
2	Not applicable

3.1	Certificate of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K of the Company for the year ended October 31, 1999).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended October 31, 1999).

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

99

Statement of Robert W. Lane, Chairman, President and Chief Executive Officer of Deere & Company and Nathan J. Jones, Senior Vice President and Chief Financial Officer of Deere & Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.