Form 10-K
period 2002-10-31
DEERE & CO
filed 2002-12-20
CIK 315189

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

Commission file number 1-4121

DEERE & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-2382580
(State of incorporation)	(IRS Employer Identification No.)

One John Deere Place, Moline, Illinois	61265	(309) 765-8000
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

Securities registered pursuant to section 12(b) of the act

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Chicago Stock Exchange
Frankfurt (Germany) Stock Exchange
5- 7/8% Debentures Due 2006 (issued by John Deere B.V., a wholly-owned subsidiary, and guaranteed by Deere & Company)	New York Stock Exchange

8.95% Debentures Due 2019	New York Stock Exchange
8- 1/2% Debentures Due 2022	New York Stock Exchange
6.55% Debentures Due 2028	New York Stock Exchange

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at April 30, 2002 was $10,560,188,172. At November 30, 2002, 239,259,511 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 26, 2003 are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

The agricultural equipment segment manufactures and distributes a full line of farm equipment and service parts — including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment and service parts for commercial and residential uses — including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

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

John Deere is also engaged in special technologies operations and provides managed health care plans. John Deere’s worldwide agricultural equipment; commercial and consumer equipment; construction and forestry; and special technologies operations are sometimes referred to as the “Equipment Operations.” The credit and health care operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on pages 16 and 17. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

Market Conditions and Outlook

Based on the market conditions outlined below, net equipment sales for the first quarter of 2003 are currently forecast to be up 20 to 25 percent from the same period last year, with company-wide net income from zero to $50 million. The Company expects equipment sales for the full year to be up 8 to 10 percent and enterprise net income to be in a range of $500 million to $600 million. This includes the favorable impact of approximately $53 million, after tax, from the first-quarter adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, eliminating goodwill expense.

The Company’s yearly earnings estimate also includes higher pension and post-retirement benefit expense of between $250 million to $300 million pretax, as the Company is modifying its assumptions to reflect recent trends in medical inflation, interest rates and equity returns. This compares with an increase in that expense in 2002 of approximately $115 million, before special items.

Agricultural Equipment.  Although commodity prices softened this fall, they remain well above year-ago levels and are helping support positive fundamentals in the global farm sector. In the United States and Canada, however, machinery sales have continued to lag mainly due to dry-weather conditions and poor crop production in many key areas. In addition, while recently enacted legislation is generally supportive of higher farm income, some farmers are feeling near-term cash flow pressure due to the absence of emergency government payments. As a result, the Company believes that retail activity may be slow early in 2003 but will gather momentum in conjunction with spring planting and be higher for the year. In other areas, the Company’s sales in Western Europe are expected to grow in 2003 as the Company builds on last year’s strong response to newly introduced products and further increases its presence in this important region. The Company’s sales in Australia are expected to be down due to drought conditions, while South American sales are forecast to be about the same as last year due to the uncertain economic situation in Brazil. As a result of these factors, worldwide sales of John Deere agricultural equipment are forecast to be up about 8 percent for the year.

Commercial and Consumer Equipment.  Shipments of John Deere commercial and consumer equipment are projected to be up about 15 percent for the year. Supporting the improved outlook is a recent strengthening in retail activity as well as the expected success of the new 100-series line of John Deere lawn tractors that will be available in the spring. Because of the Company’s efforts in 2001 and 2002 to reduce field inventories, sales are also expected to benefit from producing more in line with retail demand.

Construction and Forestry.  The Company believes that construction equipment markets will continue to be pressured by lagging business investment and general weakness in sales to independent rental companies. Global forestry markets are expected to remain sluggish as well. In this environment, the Company’s sales of construction and forestry equipment are forecast to be up about 2 percent for the year. In May 2002, under a new marketing agreement with Hitachi Construction Machinery Co., Ltd., of Japan (Hitachi), the Company began distributing Hitachi brand construction equipment in the United States and Canada and mining equipment in all of the Americas. Excluding these sales from both years, the division sales are expected to decline approximately 2 percent.

Credit Operations.  Credit results for 2003 are expected to benefit from lower write-offs, growth in the loan portfolio and stable margins. On this basis, net income for the year is projected to increase more than 20 percent, to about $300 million.

2002 Consolidated Results Compared with 2001

The Company had net income in 2002 of $319 million, or $1.33 per share diluted ($1.34 basic), compared with a net loss of $64 million, or $.27 per share diluted ($.27 basic), in 2001. Special charges of $46 million, or $.18 per share diluted, in 2002 and $217 million, or $.91 per share diluted, in 2001, had a negative impact on the results for both years. These charges were related to the costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program last year. Excluding these costs, income in 2002 more than doubled to $365 million, or $1.51 per share diluted, compared with income of $153 million, or $.64 per share diluted, in 2001. Better price realization as well as the favorable impact of the Company’s broad-based cost and expense reduction initiatives were the primary drivers of the improved results in 2002. In addition, favorable customer response to new products contributed to achieving higher sales and more efficient production levels. These factors, in conjunction with a $323 million reduction in trade receivables and inventories helped generate consolidated cash flow from operations of $1.9 billion for the year, well above 2001 levels. Net sales and revenues were $13,947 million in 2002, compared to $13,293 million in 2001. Net sales of the Equipment Operations were $11,703 million this year compared to $11,077 million last year.

The Company’s Equipment Operations, which exclude the Financial Services operations, had net income of $78 million in 2002, compared to a net loss of $238 million in 2001. Before special items, the income was $124 million in this year compared to a loss of $23 million last year. Income before special items increased primarily due to improved price realization, cost and expense reductions, higher sales of agricultural and commercial and consumer equipment, and the absence of losses from the Homelite consumer products business, which was sold. In addition, the 2002 results benefited from lower interest expense. Partially offsetting these factors were the compensation to credit for financing trade receivables, higher new product start-up costs, and costs associated with Nortrax, Inc., a venture involved in the ownership and development of several construction equipment dealer locations. Also having a negative effect were higher postretirement benefit costs, lower production and sales from core construction and forestry operations in Davenport and Dubuque, Iowa, and a higher tax rate.

Net income of the Company’s Financial Services operations in 2002 was $262 million, compared to $192 million in 2001. Additional credit operations information is presented on pages 17, 20 and 21. Health care premiums and fees and related health care claims and costs increased this year, compared to last year, primarily from increases in enrollment, premium increases and medical cost inflation.

EQUIPMENT OPERATIONS

Agricultural Equipment

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels, interest rates, agricultural trends and the levels of costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

Innovations to machinery and technology also influence buying. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. The Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning that should enable farmers to better control input costs and yields and to improve environmental management.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations’ total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers and self-propelled forage harvesters.

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

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors, the agricultural equipment business continues to undergo significant change and may become more competitive.

Commercial and Consumer Equipment

John Deere commercial and consumer equipment includes rear-engine riding mowers, front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, front mowers and small utility vehicles. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.

The division sells walk-behind mowers in Europe under the SABO brand name and commercial mowing equipment under the Roberine brand name. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot stores.

John Deere Landscapes, Inc., a unit of the division, distributes irrigation equipment, nursery products and landscape supplies primarily to landscape service professionals.

In 2002, the segment announced a realignment of its manufacturing operations in order to improve asset utilization and lower costs. As part of this effort, the Company closed facilities in Williamsburg, Virginia, and Jeffersonville, Indiana, and streamlined operations at its facility in Horicon, Wisconsin. The Williamsburg production of Gator® Utility Vehicles was moved to the Company’s facilities in Welland, Ontario, and Fuquay-Varina, North Carolina, where some of the Gator® Utility Vehicle line had been produced, and to the Horicon facility. The Jeffersonville production of Great DaneTM commercial mowing equipment was moved to the Company’s primary turf care equipment plant in Fuquay-Varina, North Carolina. In 2001, the segment announced plans to exit the consumer handheld products business. Affected by this decision were consumer products operations in the southeastern United States and Mexico. The company sold its hand-held consumer products operations in Chihuahua, Mexico and other United States facilities related to this business. See Note 2 to the Consolidated Financial Statements for more information on the restructuring costs and employee reductions for the segment.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters, and a variety of attachments.

Today, this segment provides sizes of equipment that compete for over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. These construction, earthmoving and material handling machines are distributed under the Deere brand name. This segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under both the Deere and Timberjack brand names. In addition to the equipment manufactured by the Construction and Forestry division, John Deere purchases certain products from other manufacturers for resale.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada. Beginning in May 2002, the Company began distributing Hitachi brands of construction and mining equipment in North, Central and South America. As part of the new arrangement, sales formerly split between the Company and Hitachi are now reported solely by the Company. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Canada, Sweden, Finland and New Zealand are distributed by Hitachi in Japan and other Far East markets.

The division has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers, expanded cooperation with major national equipment rental companies and direct participation in the rent-to-rent market through the Company’s minority ownership in Sunstate Equipment Co., LLC and majority ownership of Shanghai Deere Rental Equipment Co. Ltd. in China.

The Company also has a minority ownership interest in Nortrax Inc., a venture involved in the ownership and development of several Deere construction-equipment dealers. Nortrax Inc. is, among other things, an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in North America.

In 2002, the Company completed the transfer of the engineering, production and marketing of its skid-steer loader product line from its facility in Loudon, Tennessee, to the Company’s factory in Dubuque, Iowa. In 2001, the Company also announced plans to reduce manufacturing and marketing costs in the construction and forestry segment. These plans included employee separations and the closing or sale of certain forestry equipment operations. See Note 2 to the Consolidated Financial Statement for more information on the restructuring costs and employee reductions for the segment.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $528 million, or 4.5 percent of net sales of equipment in 2002, $590 million, or 5.3 percent in 2001 and $542 million, or 4.9 percent in 2000.

Manufacturing

Manufacturing Plants.  In the United States and Canada, the Equipment Operations own and operate 23 factory locations and lease and operate another location, which contain approximately 29.9 million square feet of floor space. Of these 24 factories, ten are devoted primarily to agricultural equipment, five to commercial and consumer equipment, two to non-forestry construction equipment, one to engines, two to hydraulic and power train components, one to special technology equipment and three to forestry equipment.

Overseas, the Equipment Operations own and operate: agricultural equipment factories in France, Germany, Mexico, The Netherlands, Brazil and South Africa (a factory in Argentina ceased operations on October 31, 2002); engine factories in Argentina, France and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany and The Netherlands; and forestry equipment factories in Finland, Sweden and New Zealand. These overseas factories contain approximately 10.6 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China, India and the United States, an industrial truck manufacturer in South Africa and the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy anticipated retail demand. The Equipment Operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain viable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions. Common manufacturing facilities and techniques are employed in the production of components for agricultural, commercial and consumer and construction and forestry equipment.

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

Capital Expenditures.  The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $351 million in 2002, compared with $480 million in 2001 and $399 million in 2000. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $296 million, $295 million and $280 million, respectively. Capital expenditures for these operations in 2003 are currently estimated to approximate $430 million. The 2003 expenditures will be primarily related to the modernization and restructuring of key manufacturing facilities and will also be related to the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, licenses and trademarks which have been obtained over a period of years. The Company believes that, in the aggregate, the rights under these patents, licenses and trademarks are generally important to its operations, but does not consider that any patent, license, trademark or related group of them (other than its house trademarks) is of material importance in relation to John Deere’s business.

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

The sales branches in the United States and Canada market John Deere products at approximately 3,200 dealer locations, most of which are independently owned. Of these, approximately 1,600 sell agricultural equipment, while 569 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax Inc., an entity in which the Company has a minority interest, owns some of the 569. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 1,030 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through various general and mass merchandisers, including The Home Depot.

Outside North America, John Deere agricultural equipment is sold to distributors and dealers for resale in over 160 countries. Sales branches are located in Germany, France, Italy, Russia, Spain, Switzerland, the United Kingdom, South Africa, Mexico, Brazil, Argentina, Uruguay, Australia and Hong Kong. Export sales branches are located in Europe and the United States. Associated companies doing business in China also sell John Deere agricultural equipment. Commercial and consumer equipment sales overseas occur primarily in Europe and Australia. Outside the United States and Canada, construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Singapore and Finland. Some of these dealers are independently owned while the Company owns others.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods to dealers. To further align its capital structure and incentives with its goals to reduce asset intensity, in the fourth quarter of 2002, Financial Services began purchasing from the Equipment Operations trade receivable portfolios originated in Europe. In 2003, Financial Services anticipates continuing to purchase trade receivable portfolios originated in Europe. These European trade receivables are expected to total the equivalent of about $300 million to $500 million. This move mirrors a similar arrangement in the United States that the Company announced last year. A significant portion of newly originated trade receivables from these European countries will be sold to Financial Services on an ongoing basis. The Equipment Operations will compensate Financial Services at market rates of interest for these receivables. Additional information appears in Notes 1 and 8 to the Consolidated Financial Statements.

Special Technologies Group

The Special Technologies Group (STG) consists of four operating units that offer a range of electronic, wireless-communication, information-system and Internet-related products and services to the Company and outside customers. STG’s purpose is to integrate advanced technology into John Deere equipment and to make such advancements directly available to customers through a variety of business relationships and ventures. One STG unit, Phoenix International, makes electronic devices that control and monitor a variety of mobile-equipment functions. Another, AGRIS Corporation, is the world’s leading supplier of information-management systems for agribusinesses. NavCom develops systems for tracking the exact position of vehicles, and for transmitting data to and from vehicles on the move. John Deere Information Systems provides information-technology products and services to John Deere dealers.

FINANCIAL SERVICES

Credit Operations

United States and Canada.  The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, in most cases acquired from and offered through farm input providers, and provide insured international export financing generally involving John Deere products (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes).

Retail notes acquired by the sales companies are immediately sold to the Credit Companies. The Equipment Operations are the Credit Companies’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization.

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

The Credit Companies’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural and construction and forestry equipment and 10 percent on lawn and grounds care equipment used for personal use. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the sales companies equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2002 and 2001, the Capital Corporation’s ratios were 1.97 to 1 and 1.53 to 1, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were necessary under this agreement in 2001 or 2002.

Overseas. The Credit Companies offer equipment financing products in Argentina, Australia, Brazil, Finland, France (through a joint venture), Germany, Italy (through a cooperation agreement), Luxembourg, Mexico, New Zealand, Spain, Sweden and the United Kingdom. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

Additional information on the Credit Companies appears on pages 17, 20 and 21.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company’s expertise in the field of health care, which had been developed from efforts to manage its own health care costs. John Deere Health currently provides health management programs and related administrative services, through its health maintenance organization subsidiary, John Deere Health Plan, Inc., for companies located in Illinois, Iowa, Tennessee and Virginia. At October 31, 2002, approximately 516,000 individuals were enrolled in these programs, of which approximately 71,000 were John Deere employees, retirees and their dependents.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites that it owns. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. With respect to recently acquired properties, the Company cannot be certain that it has identified all adverse environmental conditions. The Company expects that it will acquire additional properties in the future.

EMPLOYEES

At October 31, 2002, John Deere had approximately 43,000 full-time employees, including approximately 26,900 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 40% percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2003.

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

Name, age and office (at December 1, 2002), and year elected to office				Principal occupation during last five years other than office of the Company currently held

Robert W. Lane	53	Chairman, President and Chief Executive Officer	2000
2000 President and Chief Executive Officer; 1999-2000 Division President, 1998-99 Senior Vice President, Ag Division, and Managing Director, Region II (Europe, Africa and the Middle East); 1996-98 Senior Vice President and Chief Financial Officer

Samuel R. Allen*	49	Senior Vice President	2001	1999-2001 Vice President Region I (Latin America, the Far East, Australia and South Africa); 1998 Manager, Worldwide Engine Manufacturing Operations; 1995-98 Manager, Engine Manufacturing Operations

David C. Everitt	50	Division President	2001	1999-2000 Senior Vice President, Region II (Europe, Africa and the Middle East); 1998-99 Vice President, Region I (Latin America, the Far East, Australia and South Africa)

James R. Jenkins	57	Senior Vice President and General Counsel	2000	1999 and prior, Vice President, Secretary and General Counsel, Dow Corning

John J. Jenkins*	57	Division President	2000	1997-2000 President, John Deere Health Care; 1999-2000 also Executive Sponsor, SAP**

Nathan J. Jones	46	Senior Vice President and Chief Financial Officer	1998	1995-98 Vice President and Treasurer

Pierre E. Leroy	54	Division President	1996	Has held this position for the last five years

H. J. Markley	52	Division President	2001	2000-01 Senior Vice President, Worldwide Human Resources; 1996-2000 Senior Vice President, Construction Division

Michael P. Orr*	55	Division President	1997	Has held this position for the last five years

David M. Purvis	51	Senior Vice President and Chief Technology Officer	2001	2000 and prior Vice President, Technology and Engineering, Allied Signal/Honeywell

*Effective on January 1, 2003, Michael P. Orr is retiring as President, Financial Services Division, Samuel R. Allen will become President, Global Financial Services and Corporate Human Resources and John J. Jenkins will assume responsibility for John Deere Health.

**SAP is a supplier of enterprise resource planning software

ITEM 2. PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own 15 facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.2 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.0 million square feet of floor space.

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.4 million square feet of floor space and miscellaneous other facilities total .6 million square feet.

Overall, the Company owns approximately 49.6 million square feet of facilities and leases additional square feet in various locations.

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

The Company is involved in an administrative proceeding with the California Air Resources Board regarding a small engine emissions problem caused by manufacturing and distribution errors. In resolving this matter, the Company paid a fine of $100,000 and provided (at a cost of approximately $136,000) an exchange program to remove old, pre-regulation handheld products from use in California.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company’s common stock and the number of stockholders in the second table and the sentence following it, and the data on dividends declared and paid per share in the first table, under the caption “Supplemental Information (Unaudited)” in Note 28 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2002*	2001*	2000	1999	1998
For the Year Ended October 31:
Total net sales and revenues	$13,947	$13,293	$13,137	$11,751	$13,822
Net income (loss)	$319	$(64)	$486	$239	$1,021
Net income (loss) per share—basic	$1.34	$(.27)	$2.07	$1.03	$4.20
Net income (loss) per share—diluted	$1.33	$(.27)	$2.06	$1.02	$4.16
Dividends declared per share	$.88	$.88	$.88	$.88	$.88
At October 31:
Total assets	$23,768	$22,663	$20,469	$17,578	$18,002
Long-term borrowings	$8,950	$6,561	$4,764	$3,806	$2,792

*In 2002 and 2001, the Company had special charges of $46 million, or $.18 per share, and $217 million, or $.91 per share, respectively, related to costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 16 through 23.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on pages 22 and 23.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 24 through 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 16, 2003 (proxy statement), under the captions “Election of Directors” and “Directors Continuing in Office,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions “Compensation of Executive Officers” and “Compensation of Directors” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                  STOCKHOLDER MATTERS.

(a)	Securities authorized for issuance under equity compensation plans.

Equity compensation plan information in the proxy statement, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

(b)	Security ownership of certain beneficial owners.

The information on the security ownership of certain beneficial owners in the proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

(c)	Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers-Summary Compensation Table” and “Compensation of Executive Officers-Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” is incorporated herein by reference.

(d)	Change in control.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the proxy statement under the caption “Certain Business Relationships” is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, after an evaluation on December 13, 2002, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. “Disclosure controls and procedures” are defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (2)  Schedule to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts for the years ended
October 31, 2002, 2001 and 2000	54

(a) (3)  Exhibits

See the “Index to Exhibits” on pages 55 through 57 of this report.

Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)        Reports on Form 8-K

Date of Report	Item	Financial Statements
August 6, 2002	Item 9	None
August 13, 2002	Items 5 &7	Earnings release of the Company
September 3, 2002	Item 9	None
September 10, 2002	Item 9	None
October 2, 2002	Item 9	None

Financial Statement Schedules Omitted

The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

(THIS PAGE INTENTIONALLY LEFT BLANK.)

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; a broad range of equipment for construction and forestry; and other technological products and services. The company also provides credit services and managed health care plans. Additional information on the structure of these operations and the business segments is presented in Notes 1 and 27 to the consolidated financial statements.

2002 COMPARED WITH 2001

CONSOLIDATED RESULTS

Worldwide net income in 2002 was $319 million, or $1.33 per share diluted ($1.34 basic), compared with a net loss of $64 million, or $.27 per share diluted ($.27 basic), in 2001. Special charges of $46 million, or $.18 per share diluted, in 2002 and $217 million, or $.91 per share diluted, in 2001, had a negative impact on the results for the respective years. These charges were related to the costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program last year (see Note 2). Excluding these costs, income in 2002 more than doubled to $365 million, or $1.51 per share diluted, compared with income of $153 million, or $.64 per share diluted, in 2001. Better price realization as well as the favorable impact of the company’s broad-based cost and expense reduction initiatives were the primary drivers of the improved results in 2002. In addition, favorable customer response to new products contributed to achieving higher sales and more efficient production levels. These factors, in conjunction with a $323 million reduction in trade receivables and inventories helped generate consolidated cash flow from operations of $1.9 billion for the year, well above 2001 levels.

Net sales and revenues increased 5 percent to $13,947 million in 2002, compared with $13,293 million in 2001, primarily due to higher net sales. Net sales of the Equipment Operations increased 6 percent in 2002 to $11,703 million from $11,077 million last year. The sales increase reflected higher overseas sales of agricultural equipment, especially in Europe, the impact of acquisitions net of divestitures and higher sales of commercial and consumer equipment. Sales were down for construction and forestry equipment (excluding acquisitions) and also for agricultural equipment in the United States and Canada. Overseas sales rose by 19 percent in 2002 due to higher agricultural equipment sales mainly in Europe. Without the effect of foreign exchange rate changes, overseas sales would have been up 18 percent for the year.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $401 million in 2002, compared with an operating loss of $46 million in 2001. Excluding costs of the special items noted above, the Equipment Operations had an operating profit of $473 million in 2002, compared to $295 million in 2001. Excluding special items, operating profit increased primarily due to improved price realization, cost and expense reductions, higher sales of agricultural and commercial and consumer equipment, and the absence of losses from the Homelite consumer products business, which was sold. Partially offsetting these factors were the compensation to credit for financing trade receivables (see Note l), higher new product start-up costs, and costs associated with Nortrax, a venture involved in the ownership and development of several construction equipment dealer locations. Also having a negative impact on this year’s results were higher postretirement benefit costs, before special items, as well as lower sales and production volumes at core construction and forestry manufacturing facilities in Dubuque and Davenport, Iowa.

The Equipment Operations’ net income was $78 million in 2002, compared with a net loss of $238 million in 2001 (see Note 29). Before special items, the income was $124 million in 2002, compared with a loss of $23 million in 2001. The same operating factors mentioned above affected these results. In addition, the 2002 results benefited from lower interest expense, while a higher tax rate had a negative effect.

Net income of the company’s Financial Services operations in 2002 was $262 million, compared with $192 million in 2001 (see Note 29). The increase was primarily due to the income earned on the trade receivables financed by the credit operations, increased gains on the sales of retail notes and improved interest rate spreads. Additional information is presented in the following discussion of the credit operations. Health care premiums and fees and related health care claims and costs increased this year, compared to last year, primarily from increases in enrollment, premium increases and medical cost inflation.

The cost of sales to net sales ratio for 2002 was 82.0 percent, compared to 84.6 percent last year. Before special items, the ratio was 81.4 percent this year, compared to 82.3 percent last year. The decrease in the ratio excluding special items was primarily due to the higher level of production and improved price realization, partially offset by higher costs related to new product start-up, Nortrax and postretirement benefits.

        Research and development expenses decreased this year, compared to last year when the company was introducing an unprecedented number of new products. Interest expense decreased this year due primarily to lower average borrowing rates. Other operating expenses increased this year, primarily as a result of losses from the Argentine operations related to the peso devaluation. Other income increased, compared to last year, primarily due to increased gains from sales of retail notes and the receipt of fire insurance settlements.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion of operating results by reportable segment and geographic area relates to information in Note 27. Operating profit is income before external interest expense, foreign exchange gains or losses, income taxes and corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $439 million in 2002, compared with $257 million in 2001. Excluding the costs of special items, the operating profit was $451 million in 2002, compared with $354 million in 2001. Net sales increased 7 percent this year due to higher overseas sales, especially in Europe, where a record number of new products were introduced last fall. Partially offsetting the increase were lower United States and Canada sales for the year.

The operating profit improvement before special items was primarily due to improved price realization and higher sales and production volumes, as well as cost and expense reductions. Partially offsetting these factors were the compensation to credit for financing trade receivables and higher postretirement benefit costs. In addition, the 2002 results were negatively affected by higher new product start-up costs. Reflecting the segment’s commitment to more-disciplined asset management, company-owned and field inventory levels were down $120 million for the year in spite of the impact of stronger foreign currency exchange rates.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $79 million, compared with an operating loss of $165 million in 2001. Excluding the costs of special items, the operating profit was $103 million in 2002, compared with an operating loss of $5 million in 2001. Net sales increased 7 percent for the year or 6 percent without acquisitions and divestitures.

The operating profit improvement before special items was mainly due to the absence of losses from Homelite, higher sales, lower sales incentive costs, lower expenses and the receipt of fire insurance settlements. Partially offsetting these factors was the compensation to credit for financing trade receivables. Company-owned and field inventory reductions totaled $204 million for the year.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating loss of $75 million in 2002, compared with an operating loss of $83 million in 2001. Excluding the costs of special items, the operating loss was $48 million in 2002, compared with break-even results in 2001. Sales decreased 1 percent for the year. Excluding the impact of acquisitions, sales decreased 6 percent. Production volumes at core facilities were down 8 percent for the year.

The deterioration in operating results before special items was primarily due to higher sales incentive costs, higher costs related to the investment in Nortrax, and the lower sales and production volumes from core operations. Also having a negative impact on this year’s results were higher postretirement benefit costs. Partially offsetting these factors were cost and expense reductions.

Worldwide Credit Operations

The operating profit of the credit operations was $386 million in 2002, compared with $274 million in 2001. Excluding the costs of special items, operating profit was $277 million in 2001. Operating profit in 2002 was higher than in 2001 due primarily to income earned on trade receivables, increased gains on sales of retail notes and improved interest rate spreads, partially offset by an increase in the provision for credit losses and losses related to the peso devaluation in Argentina. Total revenues of the credit operations increased 9 percent in 2002, primarily reflecting the intercompany interest compensation received from the Equipment Operations related to trade receivables financed (see Note 1). The average balance of receivables and leases financed was 22 percent higher in 2002, compared with 2001, primarily due to the trade receivables mentioned above. A decrease in average borrowing rates in 2002 resulted in a 16 percent decrease in interest expense, compared with 2001. The credit operations’ ratio of earnings to fixed charges was 1.85 to 1 in 2002, compared to 1.51 to 1 in 2001.

Worldwide Other Operations

The company’s other operations had an operating loss of $12 million in 2002, compared with $31 million last year. Excluding the costs of special items, the operating loss was $3 million in 2002, compared with $30 million in 2001. Results for both years were adversely affected by costs related to the development of new products and goodwill amortization of the special technologies operations. The decreased loss in 2002 was primarily due to cost and expense reductions in the technologies businesses and improved results of the health care operations mainly due to larger enrollment.

United States and Canada Equipment Operations

The United States and Canada equipment operations had an operating profit of $170 million in 2002, compared with an operating loss of $164 million in 2001. Excluding the costs of special items, the operating profit was $231 million, compared with $168 million last year. The increase before special items was primarily due to improved price realization, lower costs and expenses, the absence of losses from Homelite, higher sales of commercial and consumer equipment and the receipt of fire insurance settlements. Partially offsetting these items were the compensation to the credit operations for financing trade receivables, higher postretirement benefit costs, lower sales and production volumes at construction and forestry core facilities, and higher costs related to the Nortrax investment. Sales increased 1 percent in 2002 while the physical volume of sales decreased 3 percent, compared to 2001.

Overseas Equipment Operations

The overseas equipment operations had an operating profit of $231 million in 2002, compared with $118 million in 2001. Excluding the costs of special items, the operating profit was $242 million in 2002, compared with $127 million last year. The increase was primarily due to higher sales and production volumes driven by favorable customer response to new products, especially in Europe. Lower expenses also benefited results. Partially offsetting these factors were higher start-up costs. Overseas sales were 19 percent higher than last year, while the physical volume of sales increased 14 percent in 2002, compared with 2001.

MARKET CONDITIONS AND OUTLOOK

Based on the market conditions outlined below, net equipment sales for the first quarter of 2003 are currently forecast to be up 20 to 25 percent from the same period last year, with company-wide net income from zero to $50 million. The company expects equipment sales for the full year to be up 8 to 10 percent and enterprise net income to be in a range of $500 million to $600 million. This includes the favorable impact of approximately $53 million, after-tax, from the first-quarter adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, eliminating goodwill expense.

The company’s yearly earnings estimate also includes higher pension and postretirement benefit expense of between $250 million to $300 million pretax, as the company is modifying its assumptions to reflect recent trends in medical inflation, interest rates and equity returns.This compares with an increase in that expense in 2002 of approximately $115 million, before special items.

Agricultural Equipment: Although commodity prices softened this fall, they remain well above year-ago levels and are helping support positive fundamentals in the global farm sector. In the United States and Canada, however, machinery sales have continued to lag mainly due to dry weather conditions and poor crop production in many key areas. In addition, while recently enacted legislation is generally supportive of higher farm income, some farmers are feeling near term cash flow pressure due to the absence of emergency government payments. As a result, the company believes that retail activity may be slow early in 2003 but will gather momentum in conjunction with spring planting and be higher for the year. In other areas, the company’s sales in Western Europe are expected to grow in 2003 as the company builds on last year’s strong response to newly introduced products and further increases its presence in this important region.

The company’s sales in Australia are expected to be down due to drought conditions, while South American sales are forecast to be about the same as last year due to the uncertain economic situation in Brazil. As a result of these factors, worldwide sales of John Deere agricultural equipment are forecast to be up about 8 percent for the year.

Commercial and Consumer Equipment: Shipments of John Deere commercial and consumer equipment are projected to be up about 15 percent for the year. Supporting the improved outlook is a recent strengthening in retail activity as well as the expected success of the new 100-series line of John Deere lawn tractors that will be available in the spring. Because of the company’s efforts in 2001 and 2002 to reduce field inventories, sales are also expected to benefit from producing more in line with retail demand.

Construction and Forestry: The company believes that construction equipment markets will continue to be pressured by lagging business investment and general weakness in sales to independent rental companies. Global forestry markets are expected to remain sluggish as well. In this environment, the company’s sales of construction and forestry equipment are forecast to be up about 2 percent for the year. In May 2002, under a new marketing agreement with Hitachi Construction Machinery Co., Ltd., the company began distributing Hitachi brand construction equipment in the United States and Canada and mining equipment in the Americas. Excluding these sales from both years, the segment’s sales are expected to decline approximately 2 percent.

Credit Operations: Credit results for 2003 are expected to benefit from lower write-offs, growth in the loan portfolio and stable margins. On this basis, net income for the year is projected to increase more than 20 percent, to about $300 million.

FASB STATEMENT NO. 142

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill related to acquisitions after June 30, 2001 to not be amortized and only written down for impairments. Upon adoption of Statement No. 142, the same accounting requirements will apply to goodwill related to acquisitions prior to June 30, 2001. The Company will adopt this Statement in the first quarter of fiscal 2003. In 2002, the Company had goodwill amortization of $58 million pretax and $53 million after-tax. Except for the discontinuance of the amortization of goodwill, the company does not expect the adoption of this statement to have a material effect on the company’s financial position or net income (see Note 1).

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Market Conditions and Outlook,” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company’s businesses.

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather conditions, government farm programs, animal diseases, crop pests and harvest yields. Factors that are particularly important to the company’s outlook for this segment include prices realized by farmers for their crops and livestock, which in turn are strongly impacted by weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs and political and economic developments in Brazil and other South American countries. Further outbreaks of “mad cow” or “foot-and-mouth” disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports. The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

Factors affecting the company’s outlook for its commercial and consumer equipment business include general economic conditions in the United States, consumer confidence, consumer borrowing patterns and weather conditions. Another important assumption is continued consumer acceptance of the company’s new products. Sales of commercial and consumer equipment during the winter are also affected by the amount and timing of snowfall.

The number of housing starts is especially important to sales of the company’s construction equipment. The results of the company’s construction and forestry segment are also impacted by levels of public construction and non-residential construction. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the company’s businesses are affected by general economic conditions in and the political stability of global markets in which the company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; wars and other international conflicts; and legislation affecting the sectors in which the company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets which impact pension expenses.

The company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, however, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that potentially could materially affect the company’s financial results, is included in other filings with the Securities and Exchange Commission.

2001 COMPARED WITH 2000

CONSOLIDATED RESULTS

The company had a net loss in 2001 of $64 million, or $.27 per share diluted ($.27 basic). Affecting the results in 2001 were charges of $217 million, or $.91 per share diluted, related to early-retirement programs, the decision to exit the hand-held consumer products business and the restructuring of certain construction and forestry manufacturing and marketing operations (see Note 2). Excluding these special items, income for 2001 was $153 million, or $.64 per share diluted, compared with net income of $486 million, or $2.06 per share diluted ($2.07 basic), in 2000. In addition, results for 2001 were negatively affected by weakness in the company’s major markets and by deep production cutbacks, particularly during the fourth quarter, aimed at achieving more efficient asset levels.

Net sales and revenues increased 1 percent to $13,293 million in 2001, compared with $13,137 million in 2000, due to higher Financial Services revenues. Net sales of the Equipment Operations decreased 1 percent in 2001 to $11,077 million from $11,169 million in 2000. Sales decreased primarily due to lower shipments of commercial and consumer equipment and construction and forestry equipment, as well as the impact of a stronger United States dollar. Partially offsetting these factors were higher sales of agricultural equipment and the inclusion of recent acquisitions. Compared with 2000, overseas sales increased by 2 percent for 2001, primarily due to higher agricultural equipment sales and the full-year inclusion of Timberjack, acquired in April 2000. Partially offsetting these factors were the impact of the stronger United States dollar and lower sales of commercial and consumer equipment and construction and forestry equipment (excluding Timberjack).

Worldwide Equipment Operations, which exclude the Financial Services operations and unconsolidated affiliates, had a net loss of $238 million in 2001. Excluding costs of the special items noted above, the Equipment Operations had a loss of $23 million, compared with net income of $311 million in 2000. Results without special items were adversely affected by the manufacturing inefficiencies resulting from lower production volumes of the commercial and consumer equipment and the construction and forestry segments, as well as fourth-quarter production cutbacks in the agricultural equipment segment. In addition, higher research and development costs and start-up costs associated with new products had a negative impact on the results. Also having an adverse effect were the stronger United States dollar, higher interest costs and a less favorable tax rate. Partially offsetting these items were lower pension and postretirement benefit costs. Trade receivables and inventories were also reduced by approximately $400 million in 2001, excluding acquisitions, with the bulk of the decline in the fourth quarter. The operating loss from Equipment Operations was $46 million in 2001. Before special items, the operating profit for 2001 was $295 million, compared to $693 million in 2000.

Net income of the company’s Financial Services operations in 2001 was $192 million, compared with $173 million in 2000. Finance and interest income increased in 2001, compared to the prior year, due to a larger average receivable and lease portfolio. Additional information is presented in the discussion of the credit operations. Health care premiums and fees and related health care claims and costs increased in 2001, compared to 2000, primarily from increases in enrollment.

Interest expense increased in 2001, compared to 2000, due primarily to higher average borrowings. Other operating expenses increased in 2001, primarily as a result of an increase in the depreciation of equipment on operating leases, write-offs of certain investments in 2001 and increased cost of services. Other income increased in 2001, compared to 2000, primarily due to increased sales of retail notes, increased service revenues and gains on the sales of certain property and equipment.

BUSINESS SEGMENT RESULTS

The agricultural equipment segment had an operating profit of $257 million in 2001. Excluding the costs of the early-retirement programs, the operating profit was $354 million, compared with $400 million in 2000. Net sales were 6 percent higher in 2001. As planned, this segment implemented deep production cutbacks during the fourth quarter of 2001 to achieve more efficient asset levels. Production of large tractors at the Waterloo manufacturing complex was shut down for six weeks in the quarter, while the output of combines, cotton pickers and other products were reduced as well. Factories in North America were idled more than one fourth of the available days in the quarter. Excluding the special items noted above, the decrease in the operating profit in 2001 was primarily due to the lower sales and production volumes and related manufacturing inefficiencies during the fourth quarter, as well as start-up and other costs associated with the introduction of a record number of new products. Higher planned research and development costs and the stronger United States dollar also had a negative impact on the results. Partially offsetting these items were lower pension and other postretirement benefit costs, as well as higher sales in 2001.

The commercial and consumer equipment segment had an operating loss of $194 million in 2001. Excluding the costs related to the decision to exit the hand-held consumer products business and the early-retirement programs, the operating loss was $31 million, compared to an operating profit of $159 million in 2000. Net sales declined 10 percent in 2001 or 15 percent without acquisitions. The decreases were due to lower retail sales and further dealer inventory reductions facilitated by planned, deep production cuts. Overall production volumes were approximately 40 percent lower in the fourth quarter of 2001 than a year earlier. Before the previously mentioned special items, operating results declined due mainly to the impact of lower sales and production volumes and related manufacturing inefficiencies, in addition to start-up costs for new products and facilities.

The construction and forestry segment had an operating loss of $54 million in 2001. Excluding costs related to the restructuring of the marketing and manufacturing operations and the early-retirement programs, the operating profit was $26 million in 2001, compared to $191 million in 2000. Sales decreased 5 percent in 2001. Excluding Timberjack, sales declined 16 percent, due to the difficult retail sales environment. Sales to independent rental companies were down significantly due to extreme weakness in the rental sector. Operating results deteriorated primarily due to the lower production volumes and related manufacturing inefficiencies, higher sales incentive costs and higher losses from unconsolidated subsidiaries.

The operating profit of the credit operations was $274 million in 2001. Excluding early-retirement costs, operating profit was $277 million, compared with $254 million in 2000. Operating profit in 2001 was higher than in 2000 due primarily to higher earnings from a larger receivable and lease portfolio and improved interest rate spreads, partially offset by an increase in the provision for credit losses. Total revenues of the credit operations increased 9 percent in 2001, reflecting the larger average portfolio, compared with 2000. The average balance of receivables and leases financed was 12 percent higher in 2001, compared with 2000. An increase in average borrowings in 2001 resulted in a 3 percent increase in interest expense, compared with 2000. The credit operations’ ratio of earnings to fixed charges was 1.51 to 1 in 2001, compared to 1.49 to 1 in 2000. Depreciation expense on operating leases also increased in 2001.

The company’s other operations had an operating loss of $31 million in 2001. Excluding early-retirement costs, the operating loss was $30 million, compared with an operating loss of $39 million in 2000. Results for both years was adversely affected by costs related to the development of new products and goodwill amortization of the special technologies operations. The decreased loss in 2001 was primarily due to lower costs for the development of new products in special technologies and improved results of the health care operations.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

The company’s equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year end, the Equipment Operations began selling most of its trade receivables to the company’s credit operations, which decreased the seasonal variations in financing requirements. To the extent necessary, funds provided from operations are supplemented by external borrowing sources.

In October 2001, the Equipment Operations in the United States sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned subsidiary included in the credit operations and continued to sell trade receivables to the credit operations on an ongoing basis in 2002. During the fourth quarter of 2002, the overseas Equipment Operations also began selling trade receivables to John Deere Finance S.A., a wholly-owned overseas subsidiary included in the credit operations (see Notes 1 and 26).

Cash provided by operating activities during 2002 was $1,388 million (see Note 29). The operating cash flows and $328 million increase in borrowings were used primarily to increase cash and cash equivalents by $1,331 million, fund purchases of property and equipment of $355 million and the payment of dividends to stockholders of $209 million.

Over the last three years, operating activities have provided an aggregate of $4,557 million in cash. In addition, borrowings increased $1,591 million. The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $1,254 million, acquisitions of businesses for $959 million, an increase in the investment in Financial Services of $700 million and stockholders’ dividends of $621 million. Cash and cash equivalents also increased $3,200 million over the three-year period.

Trade receivables held by the Equipment Operations decreased by $141 million during 2002, primarily due to the overseas sales of trade receivables to the credit operations (see following consolidated discussion).

Inventories decreased by $134 million in 2002. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories valued on an approximate current cost basis to the last 12 months’ cost of sales were 24 percent at October 31, 2002, compared to 27 percent at October 31, 2001.

Total interest-bearing debt of the Equipment Operations was $3,387 million at the end of 2002, compared with $2,984 million at the end of 2001 and $2,645 million at the end of 2000. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2002, 2001 and 2000 was 52 percent, 43 percent and 38 percent, respectively. However, due to the increase in cash and cash equivalents, the ratio at the end of

2002, 2001 and 2000 of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders’ equity was zero, 18 percent and 32 percent, respectively.

During 2002, the Equipment Operations issued $700 million of 6.95% global notes due in 2014 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 2.8% at October 31, 2002. The Equipment Operations issued $8 million and retired $76 million of other long-term borrowings.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

Cash flows from the company’s Financial Services operating activities were $770 million in 2002 (see Note 29). Cash provided by investing activities totaled $59 million in 2002, primarily due to sales of receivables of $2,968 million, partially offset by receivable acquisitions exceeding collections by $2,869 million. The cash provided by operating and investing activities was used primarily to decrease total borrowings and pay dividends. Cash used by financing activities totaled $1,220 million in 2002, representing mainly a $1,990 million decrease in short-term borrowings, including borrowings from the Equipment Operations, and the payment of $400 million of dividends, partially offset by a $1,170 million increase in long-term borrowings. Cash and cash equivalents also decreased $398 million.

Over the past three years, the Financial Services operating activities have provided $2,122 million in cash. In addition, the sale of receivables of $5,674 million, an increase in borrowings of $3,827 million, the sale of equipment on operating leases of $1,216 million and a capital investment from the Equipment Operations of $700 million have provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $12,677 million, and dividends of $437 million.

Receivables and leases decreased by $562 million in 2002, compared with 2001. Acquisition volumes of receivables and leases increased 42 percent in 2002, compared with 2001. The volumes of trade receivables, wholesale notes, operating loans, revolving charge accounts and retail notes increased approximately 200 percent, 25 percent, 16 percent, 11 percent and 1 percent, respectively. The credit operations also sold retail notes receiving proceeds of $2,968 million during 2002, compared with $1,728 million in 2001. At October 31, 2002 and 2001, net receivables and leases administered, which include receivables and leases previously sold but still administered, were $15,363 million and $14,950 million, respectively.

Trade receivables held by the credit operations decreased by $88 million in 2002 (see following consolidated discussion).

Total external interest-bearing debt of the credit operations was $10,001 million at the end of 2002, compared with $9,776 million at the end of 2001 and $7,878 million at the end of 2000. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 5.6 to 1 at the end of 2002, compared with 5.6 to 1 at the end of 2001 and 6.7 to 1 at the end of 2000.

During 2002, the credit operations issued $1,500 million of 7% global notes due in 2012 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 2.8% at October 31, 2002. In 2002, the credit operations also issued $500 million of 4.5% global notes due in 2007 and entered into interest rate swaps related to $450 million of these notes, which swapped the fixed rate to a variable rate of approximately 2.5% as of October 31, 2002. During 2002, the credit operations retired $300 million of 7% notes due in 2002. The credit operations issued $1,865 million and retired $2,395 million of other long-term borrowings, which were primarily medium-term notes.

In December 2002, the credit operations issued $300 million of 3.1% medium-term notes due in 2005 and entered into interest rate swaps related to $150 million of these notes, which swapped the fixed rate to a variable rate of 1.7% as of December 11, 2002.

CONSOLIDATED

Sources of liquidity for the company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured bank lines of credit.

To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company’s securities as an indicator of credit quality for fixed income investors. A credit rating agency may change company ratings based on its assessment of the company’s current and future ability to meet interest and principal repayment obligations. Such rating changes may impact the availability and cost of funds.

The short-term and long-term debt ratings assigned to company securities by Moody’s Investors Service, Inc., Standard & Poor’s, Fitch Ratings and Dominion Bond Rating Service Limited are investment grade ratings. On May 28, 2002, Standard & Poor’s lowered the senior long-term rating of the company to “A-” from “A,” and the short-term rating to “A-2” from “A-1.” At the same time, Standard & Poor’s removed the ratings from CreditWatch, where they had been placed on March 11, 2002, and assigned a stable outlook. On May 24, 2002, Fitch Ratings affirmed the company’s “A” senior long-term and “FI” short-term ratings, while maintaining a negative rating outlook. On March 8, 2002, Dominion Bond Rating Service confirmed the company’s Canadian “R-1 (low)” short-term and “A” long-term ratings and placed a negative trend on the company’s Canadian long-term rating. On February 15, 2002, Moody’s Investors Service lowered the senior long-term rating of the company to “A-3” from “A-2,” and the short-term rating to “Prime-2” from “Prime-1.” Moody’s assigned a stable outlook as part of this rating action. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

The company expects to have sufficient sources of liquidity to meet its funding needs in both the Equipment Operations and Financial Services businesses. The company’s worldwide commercial paper outstanding at October 31, 2002 and 2001 was approximately $1.8 billion and $3.2 billion, respectively, while the total cash and short-term investment position was $2.8 billion and $1.0 billion, respectively. In addition, the company’s credit operations have for many years accessed diverse funding sources, including short- and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada. In order to further enhance its liquidity profile, the company has decreased its commercial paper balances and increased its use of long-term debt since October 2001. Because of the multiple funding sources that have been and continue to be available to the company, the lowering of the company’s credit ratings has not had, and is not expected to have, a material impact on its ability to fund its operations and maintain its liquidity.

The company maintains unsecured lines of credit with various United States and foreign banks. The discussion in Note 16 provides further information.

Trade accounts and notes receivable arise from sales of goods to dealers. Trade receivables decreased by $189 million in 2002. Total worldwide agricultural equipment trade receivables decreased $70 million, commercial and consumer equipment receivables decreased $132 million, construction and forestry receivables increased $14 million and other equipment receivables decreased $1 million. The ratios of trade accounts and notes receivable at October 31 to fiscal year net sales were 23 percent in 2002, compared with 26 percent in 2001 and 28 percent in 2000. The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 6 percent at October 31, 2002, compared with 11 percent at October 31, 2001 and 8 percent at October 31, 2000.

Stockholders’ equity was $3,163 million at October 31, 2002, compared with $3,992 million and $4,302 million at October 31, 2001 and 2000, respectively. The decrease of $829 million resulted primarily from a minimum pension liability adjustment of $1,016 million, dividends declared of $209 million and losses recorded in retained earnings of $32 million related to treasury stock transactions, partially offset by net income of $319 million, a decrease in treasury stock of $83 million and an unrealized gain on derivatives of $25 million. The minimum pension liability adjustment was recorded based on FASB Statement No. 87, Employers’ Accounting for Pensions, mainly due to a decrease in the market value of the pension assets. The treasury stock losses represent the difference between the cost of treasury shares and the proceeds from the issuance of these shares primarily for the exercise of employee stock options.

CRITICAL ACCOUNTING POLICIES

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in estimates and assumptions in the policies below could have a significant effect on the financial statements.

Retirement Benefit Obligations

Pension and other postretirement benefit obligations are based on various assumptions used by the company’s actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations. For more information concerning these costs and obligations see Note 3.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses expected from the company’s receivable portfolio. The level of the allowance is based on many factors, including collection experience, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the credit allowance and the provision for credit losses.

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

FINANCIAL INSTRUMENT RISK INFORMATION

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. Additional detailed financial instrument information is included in Note 25.

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2002 and 2001 would have been approximately $35 million and $53 million, respectively.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed monthly. Based on the Equipment Operations anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent strengthening of the United States dollar relative to all other currencies through 2003 would decrease the 2003 expected net cash inflows by $28 million. Similar assumptions and calculations indicated a potential $13 million adverse effect on the 2002 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the United States dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Years Ended October 31, 2002, 2001 and 2000
(In millions of dollars except per share amounts)

	2002	2001	2000
Net Sales and Revenues
Net sales	$11,702.8	$11,077.4	$11,168.6
Finance and interest income	1,339.2	1,445.2	1,321.3
Health care premiums and fees	636.0	585.0	473.7
Other income	269.0	185.3	173.2

Total	13,947.0	13,292.9	13,136.8

Costs and Expenses
Cost of sales	9,593.4	9,376.4	8,936.1
Research and development expenses	527.8	590.1	542.1
Selling, administrative and general expenses	1,657.3	1,716.8	1,504.9
Interest expense	637.1	765.7	676.5
Health care claims and costs	518.4	476.0	380.5
Other operating expenses	410.3	392.7	319.2

Total	13,344.3	13,317.7	12,359.3

Income (Loss) of Consolidated Group before Income Taxes	602.7	(24.8)	777.5
Provision for income taxes	258.3	17.7	293.8

Income (Loss) of Consolidated Group	344.4	(42.5)	483.7

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	(3.8)	(3.3)	.6
Other	(21.4)	(18.2)	1.2

Total	(25.2)	(21.5)	1.8

Net Income (Loss)	$319.2	(64.0)	$485.5

Per Share Data
Net income (loss) – basic	$1.34	$(.27)	$2.07
Net income (loss) – diluted	$1.33	$(.27)	$2.06
Dividends declared	$.88	$.88	$.88

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
As of October 31, 2002 and 2001
(In millions of dollars except per share amounts)

	2002	2001
ASSETS
Cash and cash equivalents	$2,814.9	$1,030.0
Marketable securities	189.2	176.2
Receivables from unconsolidated affiliates	265.8	316.6
Trade accounts and notes receivable – net	2,733.6	2,922.5
Financing receivables – net	9,067.5	9,198.9
Other receivables	426.4	388.9
Equipment on operating leases – net	1,609.2	1,939.3
Inventories	1,371.8	1,505.7
Property and equipment – net	1,998.3	2,052.3
Investments in unconsolidated affiliates	180.6	198.4
Intangible assets – net	894.9	874.0
Prepaid pension costs	49.6	652.0
Other assets	582.1	420.8
Deferred income taxes	1,490.1	883.1
Deferred changes	94.0	104.4

Total assets	$23,768.0	$22,663.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$4,437.3	$6,198.5
Payables to unconsolidated affiliates	64.0	16.6
Accounts payable and accrued expenses	3,142.2	3,097.1
Health care claims and reserves	92.8	100.3
Accrued taxes	87.4	44.1
Deferred income taxes	24.5	12.9
Long-term borrowings	8,950.4	6,560.7
Retirement benefit accruals and other liabilities	3,806.2	2,640.7

Total liabilities	20,604.8	18,670.9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 600,000,000 shares; issued – 268,215,602 shares in 2002 and 2001), at stated value	1,957.0	1,948.6
Common stock in treasury, 29,321,098 shares in 2002 and 30,883,879 shares in 2001, at cost	(1,322.2)	(1,405.5)
Unamortized restricted stock compensation	(17.8)	(16.8)
Retained earnings	3,912.6	3,834.8

Total	4,529.6	4,361.l

Minimum pension liability adjustment	(1,032.1)	(16.2)
Cumulative translation adjustment	(293.1)	(285.5)
Unrealized loss on derivatives	(47.0)	(72.0)
Unrealized gain on marketable securities	5.8	4.8

Accumulated other comprehensive income (loss)	(1,366.4)	(368.9)

Total stockholder’s equity	3,163.2	3,992.2

Total liabilities and stockholders’ equity	$23,768.0	$22,663.1

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 2002, 2001 and 2000
(In millions of dollars)

	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$319.2	$(64.0)	$485.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful receivable	160.7	113.0	75.0
Provision for depreciation and amortization	725.3	718.3	647.9
Undistributed earnings of unconsolidated affiliates	22.7	19.5	(1.2)
Credit for deferred income taxes	(1.2)	(230.3)	(132.9)
Changes in assets and liabilities:
Receivables	158.2	316.9	(53.8)
Inventories	85.8	136.5	(184.0)
Accounts payable and accrued expenses	144.0	40.7	540.0
Other	263.6	62.8	(296.5)

Net cash provided by operating activities	1,878.3	1,113.4	1,080.0

Cash Flows from Investing Activities
Collections of receivables	6,987.0	6,966.3	6,655.1
Proceeds from sales of financing receivables	2,967.8	1,728.0	978.3
Proceeds from maturities and sales of marketable securities	75.4	32.4	247.8
Proceeds from sales of equipment on operating leases	495.2	391.7	334.6
Proceeds from sale of a business	53.5
Cost of receivables acquired	(9,955.3)	(9,795.7)	(9,126.5)
Purchases of marketable securities	(87.8)	(75.7)	(61.9)
Purchases of properly and equipment	(358.7)	(491.0)	(426.7)
Cost of operating leases acquired	(487.9)	(775.2)	(939.9)
Acquisitions of businesses, net of cash acquired	(19.0)	(315.2)	(643.3)
Decrease (increase) in receivables from unconsolidated affiliates	14.8	(112.0)	(135.2)
Other	1.0	81.5	7.4

Net cash used for investing activities	(314.0)	(2,364.9)	(3,110.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(1,413.2)	(506.6)	1,785.8
Proceeds from long-term borrowings	4,573.7	4,818.3	2,814.0
Principal payments on long-term borrowings	(2,771.0)	(2,118.5)	(2,377.4)
Proceeds from issuance of common stock	48.0	17.8	15.9
Repurchases of common stock	(1.2)	(1.3)	(.6)
Dividends paid	(208.9)	(206.5)	(206.0)
Other	(1.5)	(2.8)	(1.3)

Net cash provided by financing activities	225.9	2,000.4	2,030.4

Effect of Exchange Rate Changes on Cash	(5.3)	(10.6)	(3.9)

Net Increase (Decrease) in Cash and Cash Equivalents	1,784.9	738.3	(3.8)
Cash and Cash Equivalents at Beginning of Year	1,030.0	291.7	295.5

Cash and Cash Equivalents at End of Year	$2,814.9	$1,030.0	$291.7

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Years Ended October 31, 2000, 2001 and 2002
(in millions of dollars)

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock*	Retained Earnings	Other Comprehensive Income (Loss)
Balance October 31, 1999	$4,094.3	$1,850.4	$(1,469.4)	$(21.3)	$3,855.3	$(120.7)

Comprehensive income (loss)
Net income	485.5				485.5
Other comprehensive income (loss)
Minimum pension liability adjustment	10.4					10.4
Cumulative translation adjustment	(115.0)					(115.0)
Unrealized loss on investments	(4.5)					(4.5)

Total comprehensive income	376.4

Repurchases of common stock	(.6)		(.6)
Treasury shares reissued	31.0		31.0
Dividends declared	(205.4)				(205.4)
Other stockholder transactions	6.2	14.0		10.4	(18.2)

Balance October 31, 2000	4,301.9	1,864.4	(1,439.0)	(10.9)	4,117.2	(229.8)

Comprehensive income (loss)
Net income (loss)	(64.0)				(64.0)
Other comprehensive income (loss)
Minimum pension liability adjustment	(7.7)					(7.7)
Cumulative translation adjustment	(63.1)					(63.1)
Unrealized loss on derivatives	(72.0)					(72.0)
Unrealized gain on investments	3.7					3.7

Total comprehensive income (loss)	(203.1)

Repurchases of common stock	(1.3)		(1.3)
Treasury shares reissued	34.8		34.8
Dividends declared	(206.1)				(206.1)
Acquisition of a business	80.5	80.5
Other stockholder transactions	(14.5)	3.7		(5.9)	(12.3)

Balance October 31, 2001	3,992.2	1,948.6	(1,405.5)	(16.8)	3,834.8	(368.9)

Comprehensive income (loss)
Net income	319.2				319.2
Other comprehensive income (loss)
Minimum pension liability adjustment	(1,015.9)					(1,015.9)
Cumulative translation adjustment	(7.6)					(7.6)
Unrealized gain on derivatives	25.0					25.0
Unrealized gain on investments	1.0					1.0

Total comprehensive income (loss)	(678.3)

Repurchases of common stock	(1.2)		(1.2)
Treasury shares reissued	84.5		84.5
Dividends declared	(209.3)				(209.3)
Other stockholder transactions	(24.7)	8.4		(1.0)	(32.1)

Balance October 31, 2002	$3,163.2	$1,957.0	$(1,322.2)	$(17.8)	$3,912.6	$(1,366.4)

The notes to consolidated financial statements are an integral part of this statement.

*Unamortized restricted stock includes restricted stock issued at market price net of amortization to compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2002 include undistributed earnings of the unconsolidated affiliates of $27 million. Dividends from unconsolidated affiliates were $2 million in 2002, $2 million in 2001 and $3 million in 2000 (see Note 6).

Special purpose entities (SPEs) related to the sale and securitization of financing receivables are not consolidated since the company does not control these entities, and they either meet the requirements of qualified SPEs under Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or the company is not the primary beneficiary of the SPE (see Note 10).

Certain amounts for prior years have been reclassified to conform with 2002 financial statement presentations.

Structure of Operations

Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations—These data include the company’s agricultural equipment, commercial and consumer equipment, construction and forestry, and special technologies operations with Financial Services reflected on the equity basis.

Financial Services—These data include the company’s credit and health care operations.

Consolidated—These data represent the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the company” refer to the entire enterprise.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Sales of equipment and service parts are recorded when title and all risk of ownership are transferred to the independent dealer based on the agreement in effect with the dealer. In the United States and most international locations, this transfer occurs when goods are shipped to the dealer. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer. Accordingly, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay and no right of return exists. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Financing revenue is recorded over the terms of the related receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms. Health care premiums and fees are recognized as earned over the terms of the policies or contracts.

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of those assets to be held and used, or the fair market value less costs to sell for those assets to be sold.

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into United States dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in net income.

New Accounting Standards

In 2001, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Task Force reached a consensus that all shipping and handling amounts billed to a customer in a sale transaction should be classified as revenue. Prior to adoption, the company offset the amounts billed to customers for shipping and handling with the related costs in costs of sales. The change increased sales and cost of sales in 2001 by $123 million, or 1 percent, with no effect on the company’s financial position or net income. It was not considered practical to reclassify prior years since this information is captured by many different computer systems around the world. The increase in sales and cost of sales by quarter for 2001 is included in Note 28.

The following FASB Statements have been issued, but not adopted by the company. In 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement 142 requires goodwill related to acquisitions after June 30, 2001 not to be amortized and written down only for impairments. Upon adoption of this Statement, the same accounting will apply to goodwill related to acquisitions prior to June 30, 2001. The company will adopt Statement 142 in the first quarter of fiscal 2003. The company’s amortization of goodwill during fiscal year 2002 was $58 million pretax and $53 million after-tax. In 2001, the FASB issued Statement No. 143,

Accounting for Asset Retirement Obligations, which requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. In 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. In 2002, the FASB issued Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Except for the discontinuance of the amortization of goodwill, the company does not expect the adoption of these Statements to have a material effect on the company’s financial position or net income.

Significant Events

In October 2001, the Equipment Operations in the United States sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary of John Deere Capital Corporation. In 2002, these operations continued to sell a significant portion of newly originated trade receivables to the credit operations. During 2002, the overseas Equipment Operations also began selling certain trade receivables to John Deere Finance S.A., a wholly-owned overseas Financial Services subsidiary of the Capital Corporation. The Equipment Operations provided compensation to the credit operations at market rates of interest for these receivables during 2002. Although this arrangement had substantially no effect on consolidated net income, it did shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation in 2002. Responsibility for servicing these receivables in the United States was also transferred to the credit operations.

2.	SPECIAL ITEMS

In 2002 and the fourth quarter of 2001, the company announced certain actions aimed at increasing efficiency and reducing costs. Following are tables of the reserves and liabilities required during these periods and descriptions of these actions.

2002

The reserves and liabilities for special items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Reserves and Liabilities 2001	Accruals and Adjustments		Liquidations and Payments	Reserves and Liabilities 2002
Property and equipment reserves	$38	$29		(33)	$34
Inventory reserves	33	5		(36)	2
Termination benefits	24	12		(25)	11
Contract terminations	27	12		(21)	18
Warranties and product returns	16	(8)		(7)	1
Other costs	7	8		(3)	12

Total	$145	$58	*	$(125)	$78

	2001	Additions		Terminations	2002
Employees to be terminated	1,000	900	**	(1700)	200

*	In addition to these reserves and accruals, the company recognized $3 million of early-retirement benefits and $11 million of other non-accruable restructuring costs for a total of $72 million.
**	The decrease in the termination benefits liability is not proportional to the employees terminated since certain benefits related to past services are not paid immediately upon termination.

The costs for special items in 2002 totaled $72 million consisting of $71 million of cost of sales and $1 million of other expenses, as discussed below. The beginning liabilities and reserves shown above relate to special items shown in the following table for 2001.

        In 2002, the company’s commercial and consumer equipment segment announced plans to close facilities in Williamsburg, Virginia and Jeffersonville, Indiana and streamline operations at Horicon, Wisconsin. As a result of these actions, a cost of $38 million was recognized, partially offset set by $14 million of adjustments related to exiting the hand-held consumer products business (see following discussion for 2001). The net restructuring cost of $24 million consisted of property and equipment write-downs of $6 million, inventory write-downs of $1 million, contract terminations of $8 million, termination benefits of $3 million for approximately 200 employees and other costs of $6 million.

In 2002, the construction and forestry segment announced plans to close the Loudon, Tennessee factory and relocate the skid- steer loader production to its Dubuque, Iowa facility. Primarily as a result of this closure, a total cost of $27 million was recognized consisting of property and equipment write-downs of $14 million, inventory write-downs of $1 million, contract terminations of $4 million, termination benefits of $4 million for approximately 400 employees and other costs of $4 million.

In 2002, the company’s agricultural equipment segment recognized $12 million of impairment and reorganization costs primarily in its Argentina operations consisting of property and equipment write-downs of $8 million, inventory write-downs of $2 million, termination benefits of $1 million for approximately 100 employees and other costs of $1 million. The company’s special technologies group recognized $9 million of costs primarily related to the closure of a facility in Springfield, Illinois and the restructuring of Agris Corporation. These costs consisted of termination benefits of $4 million for approximately 200 employees, property and equipment write-downs of $1 million, inventory write-downs of $1 million and other costs of $3 million.

2001

The reserves and liabilities for special items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Accruals and Adjustments	Liquidations and Payments	Reserves and Liabilities 2001
Property and equipment reserves	$38		$38
Inventory reserves	33		33
Termination benefits	26	$(2)	24
Contract terminations	27		27
Warranties and product returns	16		16
Goodwill write-off	5	(5)
Other costs	10	(3)	7

Total	155	(10)	145
Early-retirement benefits	189		189

Total	$344	$(10)	$334

2001
Employees to be terminated	1,000

*	In the fourth quarter of 2001, the company accrued voluntary early-retirement benefits based on acceptances to be paid from pension assets as pension payments are made.

The costs for special items in 2001 totaled $344 million consisting of $255 million of cost of sales and $89 million of selling, administrative and general expenses as discussed below.

In the fourth quarter of 2001, the company announced plans to exit the hand-held consumer products business included in the commercial and consumer equipment segment. Affected by this decision were consumer products operations and employees primarily in the southeastern United States and Mexico. The company sold its hand-held consumer products operations in Chihuahua, Mexico and other United States facilities related to this business. As a result, a total cost of $132 million was recognized consisting of $15 million for termination benefits for approximately 700 employees, contract terminations of $27 million, product warranties and returns of $16 million, impairment write-downs of $33 million for inventory and $35 million for property and equipment, and other costs of $6 million. The hand-held consumer products operations had revenues of $240 million and $235 million during 2001 and 2000, respectively. During the same periods, pretax operating losses were $72 million and $70 million, excluding the restructuring costs as discussed above.

In the fourth quarter of 2001, the company also announced plans to reduce manufacturing and marketing costs in the construction and forestry segment. These plans included employee separations, the closing or sale of certain forestry equipment operations in Bessemer, Alabama; Atlanta, Georgia; and Woodstock, Ontario. As a result, a total cost of $23 million was recognized consisting of $11 million for termination benefits for approximately 300 employees, a write-off of goodwill of $5 million, impairment write-downs of property and equipment of $3 million and other costs of $4 million.

        During the fourth quarter of 2001, the company also offered voluntary early-retirement programs primarily to certain United States employees whose age plus years of service equaled 80 or more by October 31, 2001. Based on acceptances received, the company recorded an expense of $189 million pretax for the cost of the special retirement benefits and related curtailment costs consisting of $132 million in cost of sales and $57 million in selling, administrative and general expenses. The voluntary early-retirement liability is being paid from the pension assets over the remaining lives of the retirees and dependents as pension payments are made (see Note 3).

3.	PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The worldwide components of net periodic pension cost and the significant assumptions consisted of the following in millions of dollars and in percents:

	2002	2001	2000
Pensions
Service cost	$107	$113	$106
Interest cost	448	424	414
Expected return on assets	(619)	(603)	(543)
Amortization of actuarial (gain) loss	2	(9)	1
Amortization of prior service cost	30	34	36
Amortization of net transition asset	(1)	(9)	(8)
Special early-retirement benefits	3	135
Settlements/curtailments	6		7

Net cost (income)	$(24)	$85	$13

Weighted-average Assumptions
Discount rates for obligations	6.7%	7.2%	7.4%
Discount rates for expenses	7.2%	7.4%	7.4%
Assumed rates of compensation increases	3.9%	4.8%	4.8%
Expected long-term rates of return	9.7%	9.7%	9.7%

The worldwide components of net periodic postretirement benefits cost and the significant assumptions consisted of the following in millions of dollars and in percents:

	2002	2001	2000
Health Care and Life Insurance
Service cost	$83	$69	$70
Interest cost	224	192	189
Expected return on assets	(44)	(54)	(43)
Amortization of actuarial loss	46		1
Amortization of prior service cost	(6)	2	(3)
Special early-retirement benefits		1
Settlements/curtailments		53

Net cost	$303	$263	$214

Weighted-average Assumptions
Discount rates for obligations	6.75%	7.25%	7.74%
Discount rates for expenses	7.25%	7.74%	7.75%
Expected long-term rates of return	9.7%	9.7%	9.7%

The total special early-retirement benefits were $3 million in 2002 and $189 million in 2001, including curtailments (see Note 2).

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine 2002, 2001 and 2000 costs were assumed to be 5.0 percent for 2003 and all future years, 4.5 percent in 2002 and all future years and 4.5 percent for 2001 and all future years, respectively. The annual rates of increase in the per capita cost for the October 31, 2002 health care obligations were 9.0 percent for 2003, 7.0 percent for 2004 and 5.0 percent for all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2002 by $438 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for that year by $36 million. A decrease of one percentage point would decrease the obligations by $392 million and the cost by $32 million.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of earnings on funds invested to provide for benefits included in the projected benefit obligations. The return is based on the outlook for inflation, fixed income returns and equity returns, while also considering the plans’ historical returns, its asset allocation and investment strategy, as well as the views of investment managers and other large pension plan sponsors. Although not a guarantee of future results, the average annual return of the company’s United States pension fund was 10.2 percent in the past ten years and 11.5 percent in the past 20 years. The expected long-term rate of return, which will be used beginning in fiscal year 2003, will be 8.5 percent for the United States plans. The discount rate assumption is based on investment yields available on AA rated long-term corporate bonds.

A worldwide reconciliation of the funded status of the benefit plans at October 31 in millions of dollars follows:

	Pensions		Health Care and Life Insurance
	2002	2001	2002	2001
Change in benefit obligations
Beginning of year balance	$(6,440)	$(5,873)	$(3,114)	$(2,612)
Service cost	(107)	(113)	(83)	(69)
Interest cost	(448)	(424)	(224)	(192)
Actuarial loss	(293)	(274)	(882)	(361)
Benefits paid	474	391	195	173
Settlements/curtailments	4	3		(53)
Special early-retirement benefits	(3)	(135)		(1)
Foreign exchange and other	(27)	(15)		1

End of year balance	(6,840)	(6,440)	(4,108)	(3,114)

Change in plan assets (fair value)
Beginning of year balance	5,951	7,646	451	552
Actual return on plan assets	(481)	(1,318)	(41)	(101)
Employer contribution	33	21	195	173
Benefits paid	(474)	(391)	(195)	(173)
Foreign exchange and other	(5)	(7)

End of year balance	5,024	5,951	410	451

Plan obligation more than plan assets	(1,816)	(489)	(3,698)	(2,663)
Unrecognized actuarial loss	1,975	593	1,518	598
Unrecognized prior service (credit) cost	90	118	(1)	(8)
Remaining unrecognized transition liability (asset)	1	(1)

Net amount recognized in the balance sheet	$250	$221	$(2,181)	$(2,073)

Amount recognized in balance sheet
Prepaid benefit cost	$50	$652
Accrued benefit liability	(1,529)	(473)	$(2,181)	$(2,073)
Intangible asset	87	20
Accumulated pretax charge to other comprehensive income	1,642	22

Net amount recognized	$250	$221	$(2,181)	$(2,073)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with the accumulated benefit obligations greater than plan assets at October 31, 2002 were $6,722 million, $6,375 million and $4,849 million, respectively, and at October 31, 2001 were $407 million, $366 million and $29 million, respectively.

4. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2002	2001	2000
Current:
United States:
Federal	$145	$96	$264
State	1	8	26
Foreign	109	112	142

Total current	255	216	432

Deferred:
United States:
Federal	6	(171)	(118)
State	2	(17)	(14)
Foreign	(5)	(10)	(6)

Total deferred	3	(198)	(138)

Provision for income taxes	$258	$18	$294

Based upon location of the company’s operations, the consolidated income (loss) before income taxes in the United States in 2002, 2001 and 2000 was $327 million, $(227) million and $504 million, respectively, and in foreign countries was $276 million, $202 million and $274 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2002	2001	2000
United States federal income tax provision (credit) at a statutory rate of 35 percent	$211	$(9)	$272
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	2	(6)	8
Taxes on foreign activities	(1)	28	13
Benefit of Foreign Sales Corporation		(6)	(8)
Goodwill amortization	10	11	9
Nondeductible costs and other-net	36

Provision for income taxes	$258	$18	$294

At October 31, 2002, accumulated earnings in certain overseas subsidiaries totaled $574 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Accrual for retirement and postemployment benefits	$721		$692
Minimum pension liability adjustment	612		8
Accrual for sales allowances	273		285
Tax over book depreciation		$221		$170
Deferred lease income		155		145
Deferred installment sales income				106
Allowance for doubtful receivables	75		63
Accrual for vacation pay	54		51
Tax loss and tax credit carry forwards	47		47
Unrealized loss on derivatives	25		39
Other items	89	49	161	55
Less valuation allowance	(5)

Deferred income tax assets and liabilities	$1,891	$425	$1,346	$476

Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2002, certain tax loss and tax credit carryforwards for $47 million were available with $2 million expiring from 2006 through 2008 and $45 million with an unlimited expiration date.

5. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2002	2001	2000
Other income
Gains from sales of retail notes and leases*	$81	$32	$24
Securitization and servicing fee income	50	30	31
Revenues from services	51	52	40
Investment income	12	12	18
Other**	75	59	60

Total	$269	$185	$173

Other operating expenses
Depreciation of equipment on operating leases	$316	$317	$280
Cost of services	31	40	36
Other***	63	36	3

Total	$410	$393	$319

*	Includes securitizations and other sales of retail notes and leases.
**	Includes fire insurance settlements in 2002.
***	Includes Argentine peso devaluation losses in 2002.

6. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investment in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Nortrax Inc. (40-41 percent ownership), Bell Equipment Limited (32 percent ownership) and Sunstate Equipment Co., LLC (46 percent ownership). These companies manufacture, market or rent equipment. Deere & Company’s share of the income of these companies is reported in the consolidated income statement under “Equity in Income (Loss) of Unconsolidated Affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Summarized financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	Year Ended October
	2002	2001	2000
Sales	$1,605	$1,667	$1,233
Net income (loss)	(38)	(32)	19
Deere & Company’s equity in net income (loss)	(25)	(22)	2

Financial Position		October 31
		2002	2001
Total assets		$1,265	$1,369
Total external borrowings		193	221
Total net assets		449	461
Deere & Company’s share of the net assets		181	198

7. MARKETABLE SECURITIES

Marketable securities are currently held by the health care subsidiaries. All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities in millions of dollars follow:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 31, 2002
Equity securities	$18		$2	$16
U.S. government and agencies	49	$3		52
Corporate	63	3		66
Mortgage-backed securities	53	2		55

Marketable securities	$183	$8	$2	$189

October 31, 2001
Equity securities	$12	$1	$1	$12
U.S. government and agencies	26	1		27
Corporate	81	4		85
Mortgage-backed securities	50	2		52

Marketable securities	$169	$8	$1	$176

The contractual maturities of debt securities at October 31, 2002 in millions of dollars follow:

	Amortized Cost	Fair Value
Due in one year or less	$17	$17
Due after one through five years	70	74
Due after five through 10 years	44	46
Due after 10 years	34	36

Debt securities	$165	$173

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $34 million in 2002, $7 million in 2001 and $205 million in 2000. In 2002 and 2001, realized gains and losses were not significant. In 2000, realized gains were $20 million and realized losses were $13 million. Proceeds in 2000 include the sale of securities that were previously transferred to Deere & Company from John Deere Insurance Group, Inc. prior to the sale of this subsidiary in 1999. The increase (decrease) in the net unrealized gain after income taxes was $1 million, $4 million and $(5) million during 2002, 2001 and 2000, respectively.

8. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2002	2001
Trade accounts and notes:
Agricultural	$1,697	$1,767
Commercial and consumer	760	892	*
Construction and forestry	266	252	*
Other	11	12

Trade accounts and notes receivable—net	$2,734	$2,923

*	Restated due to transfer of production of skid-steer loaders from commercial and consumer to construction and forestry (see Note 27).

In 2002 and 2001, the Equipment Operations sold trade receivables to the credit operations (see Note 1).

At October 31, 2002 and 2001, dealer notes included in the previous table were $472 million and $583 million, and the allowance for doubtful trade receivables was $45 million and $51 million, respectively.

Trade accounts and notes receivable arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after goods are shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for agricultural tractors, from one to eight months for most construction and forestry equipment, and from one to 24 months for most other equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

9. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2002	2001
Retail notes:
Equipment
Agricultural	$4,292	$4,711
Commercial and consumer	914	786
Construction and forestry	1,550	1,686
Recreational products	166	245

Total	6,922	7,428
Wholesale notes	950	927
Revolving charge accounts	928	845
Financing leases	751	774
Operating loans	563	502

Total financing receivables	10,114	10,476

Less:
Unearned finance income:
Equipment notes	754	950
Recreational product notes	51	81
Financing leases	105	120

Total	910	1,151

Allowance for doubtful receivables	136	126

Financing receivables—net	$9,068	$9,199

Financing receivables have significant concentrations of credit risk in the agricultural, commercial and consumer, construction and forestry and recreational product business sectors as shown in the previous table. In 2001, the credit operations discontinued the financing of new recreational product retail notes. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2002	2001
Due in months:
0—12	$4,949	$4,474
13—24	1,994	2,531
25—36	1,430	1,615
37—48	927	1,053
49—60	541	567
Thereafter	273	236

Total	$10,114	$10,476

The maximum terms for retail notes are generally eight years for agricultural equipment, six years for commercial and consumer equipment, five years for construction and forestry equipment, and 15 years for recreational products. The maximum term for financing leases is generally five years, while the maximum term for wholesale notes is generally 12 months.

At October 31, 2002 and 2001, the unpaid balances of retail notes and leases previously sold by the credit operations were $2,621 million and $1,647 million, respectively. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2002 and 2001, worldwide financing receivables administered, which include financing receivables and leases previously sold but still administered, totaled $11,689 million and $10,846 million, respectively.

Total financing receivable amounts 60 days or more past due were $57 million at October 31, 2002, compared with $61 million at October 31, 2001. These past-due amounts represented .62 percent of the receivables financed at October 31, 2002 and .66 percent at October 31, 2001. The allowance for doubtful financing receivables represented 1.48 percent and 1.35 percent of financing receivables outstanding at October 31, 2002 and 2001, respectively. In addition, at October 31, 2002 and 2001, the company’s credit operations had $153 million and $148 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2002	2001	2000
Balance, beginning of the year	$126	$106	$93
Provision charged to operations	156	103	64
Amounts written off	(128)	(73)	(44)
Transfers primarily related to retail note sales	(18)	(10)	(7)

Balance, end of the year	$136	$126	$106

10. SALE AND SECURITIZATION OF FINANCING RECEIVABLES

The company periodically sells receivables to special purpose entities (SPEs) in securitizations of retail notes. It retains interest-only strips, servicing rights, and in some cases cash reserve accounts, all of which are retained interests in the securitized receivables. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.

The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The company receives annual servicing fees approximating 1 percent of the outstanding balance, and rights to future cash flows. The company’s maximum exposure under recourse provisions related to securitizations at October 31, 2002 and 2001 was $209 million and $176 million, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due. The company’s retained interests, which are included in the recourse provisions, are subordinate to investors’ interests, and their values are subject to certain key assumptions as shown below. The total assets and liabilities of the unconsolidated SPEs related to securitizations at October 31, 2002 were $2,720 million and $2,638 million, respectively.

The company recognized pretax gains on retail notes securitized during 2002 and 2001 of $71 million and $12 million, respectively. Key assumptions used to initially determine the fair value of the retained interests in 2002 and 2001 included weighted-average maturities of 19 months and 20 months, average annual prepayment rates of 22 percent and 20 percent, expected annual credit losses of .42 percent and .30 percent, and discount rates on retained interests and subordinate tranches of 13 percent and 13 percent, respectively.

Cash flows received from securitization trusts in millions of dollars were as follows:

	2002	2001
Proceeds from new securitizations	$2,870	$995
Servicing fees received	28	19
Other cash flows received	103	53

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2002	2001
Retail Note Securitizations
Carrying amount/fair value of retained interests	$107	$92
Weighted-average life (in months)	15	13
Prepayment speed assumption (annual rate)	19%	19%
Impact on fair value of 10% adverse change	$.8	$.3
Impact on fair value of 20% adverse change	$1.9	$.6
Expected credit losses (annual rate)	.39%	.39%
Impact on fair value of 10% adverse change	$1.1	$.6
Impact on fair value of 20% adverse change	$2.2	$1.2
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$2.5	$2.2
Impact on fair value of 20% adverse change	$4.9	$4.2

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

Principal balances of owned, securitized and managed retail notes; past due amounts; and credit losses (net of recoveries) in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2002
Owned	$6,066	$18	$27
Securitized	2,497	14	10

Managed	$8,563	$32	$37

2001
Owned	$6,122	$23	$32
Securitized	1,494	13	10

Managed	$7,616	$36	$42

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Retail Notes Securitized In
	2002	2001
Actual and Projected Losses (%) as of Year End:
2002	.61%	.57%
2001		.61%

11. OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

	2002	2001
Taxes receivable	$232	$206
Receivables relating to securitizations	92	81
Health care premiums receivable	11	13
Other	91	89

Other receivables	$426	$389

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

12. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,609 million and $1,939 million at October 31, 2002 and 2001, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $614 million and $577 million at October 31, 2002 and 2001, respectively. The corresponding depreciation expense was $316 million in 2002, $318 million in 2001 and $280 million in 2000.

Future payments to be received on operating leases totaled $645 million at October 31, 2002 and are scheduled as follows in millions of dollars: 2003—$293, 2004—$189, 2005—$102, 2006—$46 and 2007—$15.

13. INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 72 percent and 70 percent of worldwide gross inventories at FIFO value on October 31, 2002 and 2001, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2002	2001
Raw materials and supplies	$515	$516
Work-in-process	361	376
Finished machines and parts	1,444	1,618

Total FIFO value	2,320	2,510
Adjustment to LIFO value	948	1,004

Inventories	$1,372	$1,506

14. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	2002	2001
Land	$62	$59
Buildings and building equipment	1,254	1,238
Machinery and equipment	2,470	2,458
Dies, patterns, tools, etc.	821	765
All other	692	686
Construction in progress	196	182

Total at cost	5,495	5,388
Less accumulated depreciation	3,497	3,336

Property and equipment—net	$1,998	$2,052

Leased property under capital leases amounting to $12 million and $15 million at October 31, 2002 and 2001, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation. Property and equipment additions in 2002, 2001 and 2000 were $358 million, $500 million and $422 million and depreciation was $310 million, $308 million and $292 million, respectively. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items of property and equipment are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred. Most of the company’s property and equipment is depreciated using the straight-line method for financial accounting purposes. Depreciation for United States federal income tax purposes is computed using accelerated depreciation methods.

Capitalized software is stated at cost less accumulated amortization. The amount of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2002 and 2001 was $238 million and $218 million, less accumulated of $170 million and $138 million, respectively. Amortization of these software costs was $38 million, $31 million and $29 million in 2002, 2001 and 2000, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

15. INTANGIBLE ASSETS

Net intangible assets consisted of the following in millions of dollars:

	2002	2001
Unamortized goodwill	$804	$846
Intangible asset related to minimum pension liability	87	20
Other	4	8

Intangible assets	$895	$874

Intangible assets are stated at cost less accumulated amortization. Intangible assets, excluding the intangible pension asset, are amortized over 30 years or less on the straight-line basis. Accumulated amortization was $233 million and $183 million at October 31, 2002 and 2001, respectively. The intangible pension asset is remeasured and adjusted annually. The unamortized goodwill is reviewed annually or as events and circumstances change for potential impairment. Upon adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003, goodwill will no longer be amortized and will be written down only for impairments (see Note 1).

16. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2002	2001
Equipment Operations
Commercial paper	$313	$557
Notes payable to banks	69	143
Long-term borrowings due within one year	16	73

Total	398	773

Financial Services
Commercial paper	1,531	2,672
Notes payable to banks	37	24
Long-term borrowings due within one year	2,471	2,729

Total	4,039	5,425

Short-term borrowings	$4,437	$6,198

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2002 and 2001 were 2.8 percent and 3.3 percent, respectively. All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Unsecured lines of credit available from United States and foreign banks were $4,406 million at October 31, 2002. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation. At October 31, 2002, $2,465 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit is a long-term committed credit agreement expiring in February 2006 for $2,150 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder’s equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to accounting principles generally accepted in the United States of America in effect at October 31, 1998. Under this provision, $1,815 million of the company’s retained earnings balance was free of restriction at October 31, 2002.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation.

17. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2002		2001
Equipment Operations
Accounts payable:
Trade payables	$1,004		$ 955
Dividends payable	53		52
Other	48		53
Accrued expenses:
Employee benefits	282		241
Dealer commissions	225		221
Special items (Note 2)	42		74
Other	1,147	*	1,080	*

Total	2,801		2,676

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	153		148
Other	260		357
Accrued expenses:
Interest payable	65		49
Other	177		221

Total	655		775

Eliminations	314	*	354	*

Accounts payable and accrued expenses	$3,142		$3,097

*
Includes trade receivable valuation accounts of $314 million and $354 million at October 31, 2002 and 2001, respectively, reclassified as accrued expenses by the Equipment Operations as a result of trade receivable sold to Financial Services (see  Note 1).

18. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2002		2001
Equipment Operations**
Notes and debentures:
Medium-term notes due 2005-2006:
Average interest rates of 9.6%—2002 and 2001	$45		$45
6.55% notes due 2004	250		250
5 7/8% U.S. dollar notes due 2006: ($250 principal) $170 swapped to Euro and Swedish Krona and average variable interest rates of 3.7%—2002, 4.2%—2001	260	*	256	*
7.85% debentures due 2010	500		500
6.95% notes due 2014: ($700 principal) Swapped to 2.8%—2002	769	*
8.95% debentures due 2019	200		200
8 1/2% debentures due 2022	200		200
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	15		9

Total	2,989		2,210

Financial Services**
Notes and debentures:
Medium-term notes due 2004-2007: (principal $2,616—2002, $2,778—2001) Average interest rates of 2.8%—2002, 4.6%—2001	2,628	*	2,796	*
Floating rate notes due 2003: Interest rate of 2.7%—2001			200
6.125% U.S. dollar notes due 2003: ($150 principal) Swapped to Canadian dollars and variable interest rate of 4.2%—2001			157	*
5.125% debentures due in 2006: ($600 principal) Swapped to variable interest rates of 2.5%—2002, 3.0%—2001	625	*	601	*
4.5% notes due 2007: ($500 principal) Swapped $450 million to variable interest rate of 2.5%—2002	481	*
6% notes due 2009: ($300 principal) Swapped to variable interest rates of 2.0%—2002, 3.8%—2001	329	*	316	*
7% notes due 2012: ($1,500 principal) Swapped to variable interest rate of 2.8%—2002	1,662	*
Other notes	86		131

Total notes and debentures	5,811		4,201
Subordinated debt:
8 5/8% subordinated debentures due 2019	150		150

Total	5,961		4,351

Long-term borrowings	$8,950		$6,561

*	Includes fair value adjustments related to interest rate swaps.
**	All interest rates are as of year end.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2003—$16, 2004—$262, 2005—$27, 2006—$272 and 2007—$1. The approximate amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2003—$2,471, 2004—$1,744, 2005—$444, 2006—$858 and 2007—$754.

19. LEASES

At October 31, 2002, future minimum lease payments under capital leases totaled $11 million. Total rental expense for operating leases was $95 million in 2002, $90 million in 2001 and $73 million in 2000. At October 31, 2002, future minimum lease payments under operating leases amounted to $345 million as follows: 2003—$84, 2004—$57, 2005—$45, 2006—$32, 2007—$48 and later years $79. See Note 20 for operating leases with residual value guarantees.

20. COMMITMENTS AND CONTINGENT LIABILITIES

At October 31, 2002, the company’s maximum exposure under all financing receivable and lease recourse provisions was $211 million. At October 31, 2002, the company had commitments of approximately $88 million for construction and acquisition of property and equipment. The company had indemnification agreements totaling $34 million related to various performance bonds, pledged assets of $25 million, primarily outside the United States, as collateral for borrowings, and $15 million of restricted investments related to conducting the health care business in various states at October 31, 2002. The company also had other miscellaneous contingent liabilities totaling less than $25 million at October 31, 2002.

At October 31, 2002, the company had guaranteed approximately $80 million of residual values for five operating leases related to certain buildings. The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The company recognizes the expense for these future estimated lease payments over the lives of the operating leases. The leases have terms expiring from 2004 to 2007 and are with various major financial institutions.

The company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the company to purchase their interests. These puts could be exercised over a two-year window which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the company’s rating on its senior unsecured debt falls below Baa3 from Moody’s Investors Service or BBB- from Standard & Poor’s, these puts could be exercised immediately for approximately $150 million. A discussion of the company’s debt ratings is included in Management’s Discussion and Analysis under Capital Resources and Liquidity. The company also has call options to acquire the majority owners’ interests. These calls can be exercised over a two-year window beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the company.

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

21. CAPITAL STOCK

Changes in the common stock account in 2000, 2001 and 2002 in millions were as follows:

	Number of Shares Issued	Amount
Balance at October 31, 1999	265.8	$1,850
Acquisition of a business	.2	10
Other		4

Balance at October 31, 2000	266.0	1,864
Acquisition of a business	2.2	81
Other		4

Balance at October 31, 2001	268.2	1,949
Other		8

Balance at October 31, 2002	268.2	$1,957

The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

	2002	2001	2000
Net income (loss)	$319.2	$(64.0)	$485.5
Average shares outstanding	238.2	235.0	234.3
Basic net income (loss) per share	$1.34	$(.27)	$2.07

Average shares outstanding	238.2	235.0	234.3
Effect of dilutive stock options	2.7	1.8	1.7

Total potential shares outstanding	240.9	236.8	236.0

Diluted net income (loss) per share	$1.33	$(.27)	$2.06

Stock options to purchase 2.8 million shares, 3.0 million shares and 2.9 million shares during 2002, 2001 and 2000, respectively, were outstanding, but not included in the preceding diluted per share computation because the options’ exercise prices were greater than the average market price of the company’s common stock during the related periods.

22. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Certain other options have been awarded with the exercise prices greater than the market price and become exercisable in one year or longer after grant, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. According to these plans at October 31, 2002, the company is authorized to grant an additional 5.8 million shares related to stock options or restricted stock.

The company has retained the intrinsic value method of accounting for its plan in accordance with APB Opinion No. 25, and no compensation expense for stock options was recognized under this method. For disclosure purposes under FASB Statement No. 123, Accounting for Stock Based Compensation, the Black-Scholes option pricing model was used to calculate the “fair values” of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 2002, 2001 and 2000 with the exercise price equal to the market price were $11.42, $12.06 and $12.06 per option, respectively.

Pro forma net income and earnings per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, and the assumptions used were as follows:

	2002	2001	2000
Net income (loss) (in millions)
As reported	$319	$(64)	$486
Pro forma	$284	$(96)	$446
Net income (loss) per share
As reported—basic	$1.34	$(.27)	$2.07
Pro forma—basic	$1.19	$(.41)	$1.91
As reported—diluted	$1.33	$(.27)	$2.06
Pro forma—diluted	$1.19	$(.41)	$1.89
Black-Scholes assumptions*
Risk-free interest rate	3.6%	5.4%	6.2%
Dividend yield	2.1%	2.1%	2.1%
Stock volatility	36.0%	33.2%	30.4%
Expected option life in years	3.7	4.1	4.5

*	Weighted-averages

During the last three fiscal years, shares under option in millions were as follows:

	2002		2001		2000
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	20.5	$40.56	16.7	$39.77	11.9	$38.59
Granted—at market	4.3	42.30	4.5	41.98	5.5	41.29
Exercised	(1.6)	30.35	(.6)	28.94	(.6)	28.75
Expired or forfeited	(.3)	41.82	(.1)	42.80	(.1)	42.50

Outstanding at end of year	22.9	41.58	20.5	40.56	16.7	39.77
Exercisable at end of year	12.9	39.28	14.8	38.28	10.1	36.14

*	Weighted-averages

Options outstanding and exercisable in millions at October 31, 2002 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
$13.63—$23.56	.8	1.72	$21.27	.8	$21.27
$28.39—$34.19	4.3	4.97	32.74	4.3	32.74
$35.00—$41.47	5.3	7.08	41.17	3.6	41.25
$42.07—$47.36	9.6	8.04	42.28	2.6	42.47
$50.97—$56.50	2.4	5.40	54.76	1.6	56.50
$82.19	.5	5.08	82.19

Total	22.9			12.9
*	Weighted averages

In 2002, 2001, and 2000, the company granted 12,711, 44,001 and 53,956 shares of restricted stock with weighted-average fair values of $48.43, $41.96 and $37.55 per share, respectively. The total compensation expense for the restricted stock plans, which is being amortized over the restricted periods, was $2 million, none and $9 million in 2002, 2001 and 2000, respectively. The amortization in 2001 was offset by decreases in estimates of restricted stock to be issued.

23. EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

The company maintains the following significant plans for eligible United States employees:

John Deere Savings and Investment Plan, for salaried employees
John Deere Stock Purchase Plan, for salaried employees
John Deere Tax Deferred Savings Plan, for wage employees

Company contributions under these plans were $21 million in 2002, $34 million in 2001 and $27 million in 2000.

24. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2000
Minimum pension liability adjustment	$16	$(5)	$11

Cumulative translation adjustment	(108)	(7)	(115)

Unrealized loss on investments:
Holding loss	(1)		(1)
Reclassification of realized gain to net income	(7)	3	(4)

Net unrealized loss	(8)	3	(5)

Total other comprehensive loss	$(100)	$(9)	$(109)

2001
Minimum pension liability adjustment	$(11)	$3	$(8)

Cumulative translation adjustment	(63)		(63)

Unrealized holding gain and net gain on investments	6	(2)	4

Unrealized loss on derivatives:
Hedging loss	(155)	55	(100)
Reclassification of realized loss to net income	43	(15)	28

Net unrealized loss	(112)	40	(72)

Total other comprehensive loss	$(180)	$41	$(139)

2002
Minimum pension liability adjustment	$(1,620)	$604	$(1,016)

Cumulative translation adjustment	(8)		(8)

Unrealized holding gain and net gain on investments	2	(1)	1

Unrealized loss on derivatives:
Hedging loss	(61)	21	(40)
Reclassification of realized loss to net income	99	(34)	65

Net unrealized loss	38	(13)	25

Total other comprehensive loss	$(1,588)	$590	$(998)

25. FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$9,068	$9,111	$9,199	$9,226

Long-term borrowings
Equipment Operations	$2,989	$3,319	$2,210	$2,404
Financial Services	5,961	6,081	4,351	4,355

Total	$8,950	$9,400	$6,561	$6,759

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

Derivatives

It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.

The company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

Interest Rate Swaps

The company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the credit operations’ borrowings to those of the assets being funded.

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2002 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $26 million after-tax. These swaps mature in up to 55 months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized immediately in interest expense and were not material. The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses are recognized directly in earnings. These instruments relate to swaps that are used to facilitate securitization transactions and certain borrowings.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to manage the currency exposure of certain receivables, liabilities, borrowings and expected inventory purchases. These derivatives were not designated as hedges under FASB Statement No. 133. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gain or losses on the exposures being managed.

The company has designated cross currency interest rate swaps as fair value hedges of certain long-term borrowings. The effective portion of the fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The company has also designated foreign exchange forward contracts and currency swaps as cash flow hedges of long-term borrowings. The effective portion of the fair value gains or losses on these forward contracts and swaps is recorded in other comprehensive income and subsequently reclassified into earnings as payments are accrued and these instruments approach maturity. This will offset the exchange rate effects on the borrowing being hedged and the ineffectiveness was not material.

26.    CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature within three months or less.

In 2002 and 2001, the Equipment Operations cash flows from operations had a positive cash flow included in their decrease in receivables related to the sale of trade receivables to Financial Services (see Notes 1 and 29). The Financial Services cash flows from investing activities had an offsetting cash outflow included in their cost of receivables acquired. These intercompany cash flows have been eliminated in the consolidated cash flows.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2002		2001	2000
Interest:
Equipment Operations	$312	*	$220	$152
Financial Services	413		540	489
Intercompany eliminations	(187	)*	(34)	(23)

Consolidated	$538		$726	$618

Income Taxes:
Equipment Operations	$188		$119	$393
Financial Services	131		61	77
Intercompany eliminations	(118)		(48)	(57)

Consolidated	$201		$132	$413

*	Includes interest compensation to Financial Services for financing trade receivables.

27.    SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

The company’s operations are organized and reported in four major business segments described as follows (Also see Part I, Item 1, of the company’s Form 10-K):

The agricultural equipment segment manufactures and distributes a full line of farm equipment and service parts—including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufacturers and distributes equipment and service parts for commercial and residential uses—including small tractors for lawn, garden, commercial and utility purposes; riding and walk-behind mowers; golf course equipment; utility vehicles; landscape and irrigation equipment; and other outdoor power products. As of November 1, 2001, the design, manufacture and distribution of skid-steer loaders were transferred from the commercial and consumer equipment segment to the construction and forestry segment and the information for both segments has been restated for 2001 and 2000.

The construction and forestry segment manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting—including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

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

Certain operations do not meet the materiality threshold of FASB Statement No. 131 and have been grouped together as “Other” segments. These include the special technologies group and health care.

Corporate assets are primarily the Equipment Operations’ prepaid pension costs, deferred income tax assets, other receivables and cash and cash equivalents as disclosed in the financial statements in Note 29, net of certain intercompany eliminations.

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

Information relating to operations by operating segment in millions of dollars follows with related comments included in Management’s Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2002, 2001, and 2000 were as follows: agricultural equipment net sales of $54 million, $76 million and $94 million and credit revenues of $167 million, $22 million and $4 million, respectively.

OPERATING SEGMENTS	2002	2001	2000
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$6,738	$6,269	$5,934
Commercial and consumer equipment net sales**	2,712	2,527	2,774
Construction and forestry net sales**	2,199	2,226	2,395
Other net sales	54	55	66

Total net sales	11,703	11,077	11,169
Credit revenues	1,426	1,439	1,323
Other revenues	818	777	645

Total	$13,947	$13,293	$13,137

** See following ** note.

Operating profit (loss)*
Agricultural equipment	$439	$257	$400
Commercial and consumer equipment**	79	(165)	167
Construction and forestry**	(75)	(83)	183
Credit***	386	274	254
Other***	(12)	(31)	(39)

Total operating profit	817	252	965

Interest income	66	39	40
Investment income			8
Interest expense	(223)	(268)	(182)
Foreign exchange loss	(17)	(15)	(8)
Corporate expenses—net	(66)	(54)	(43)
Income taxes	(258)	(18)	(294)

Total	(498)	(316)	(479)

Net income (loss)	$319	$(64)	$486

*
In 2002, operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry, credit and other segments includes expense for special items of $12 million, $24 million, $27 million, none and $9 million, respectively, for a total of $72 million. In 2001, the expense for special items was $97 million, $160 million, $83 million, $3 million and $1 million, respectively, for a total of $344 million (see Note 2).

**
Years 2001 and 2000 were restated for sales of $140 million and $192 million, operating losses of $29 million and $8 million and identifiable assets of $63 million and $160 million, respectively, for the transfer of the production of skid-steer loaders from commercial and consumer equipment to construction and forestry. Other insignificant restatements of segment information for this transfer were also made.

***
Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs, and foreign exchange gains or losses. Operating profit of the “other” category includes health care investment income.

Interest Income
Agricultural equipment	$7	$26	$39
Commercial and consumer equipment	5	16	9
Construction and forestry	7	14	10
Credit*	948	869	791
Corporate	66	39	40
Intercompany*	(187)	(34)	(23)

Total	$846	$930	$866

* Includes interest income from equipment operations for financing trade receivables in 2002.

Interest expense
Agricultural equipment*	$94	$1	$1
Commercial and consumer equipment*	46
Construction and forestry*	18
Credit	443	530	515
Other		1	2
Corporate	223	268	182
Intercompany*	(187)	(34)	(23)

Total	$637	$766	$677

*	Includes interest compensation to credit for financing trade receivables in 2002.

(continued)

OPERATING SEGMENTS	2002	2001	2000
Depreciation* and amortization expense
Agricultural equipment	$212	$204	$199
Commercial and consumer equipment	81	89	71
Construction and forestry	82	76	64
Credit	322	321	283
Other	28	28	31

Total	$725	$718	$648

* Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$(8)	$(7)	$(5)
Construction and forestry	(11)	(10)	6
Credit	(4)	(3)	1
Other	(2)	(2)

Total	$(25)	$(22)	$2

Identifiable operating assets at year end*
Agricultural equipment	$2,875	$2,975	$4,082
Commercial and consumer equipment**	1,324	1,542	2,056
Construction and forestry**	1,423	1,426	1,682
Credit	13,671	14,559	10,675
Other	356	385	338
Corporate	4,119	1,776	1,636

Total	$23,768	$22,663	$20,469

* Includes inventory as presented on the balance sheet. ** See previous ** note.

Capital additions
Agricultural equipment	$230	$266	$214
Commercial and consumer equipment	62	161	131
Construction and forestry	59	58	57
Credit	3	3	10
Other	4	12	10

Total	$358	$500	$422

Investment in unconsolidated affiliates at year end
Agricultural equipment	$20	$29	$26
Commercial and consumer equipment	6	3	2
Construction and forestry	145	156	153
Credit	7	6	10
Other	3	4

Total	$181	$198	$191

The company also evaluates its equipment segments based on Operating Return on Operating Assets (OROA). For purposes of this calculation, operating assets consist of average identifiable assets during the year with inventory at standard cost, which approximates FIFO cost. A summary of average operating assets and OROA for the equipment segments with dollars in millions were as follows:

	2002	2001	2000

Operating profit (loss)
Agricultural equipment	$439	$257	$400
Commercial and consumer equipment	79	(165)	167
Construction and forestry	(75)	(83)	183
Other equipment	(42)	(55)	(57)

Total	$401	$(46)	$693

Average identifiable operating assets during the year*
Agricultural equipment	$3,222	$4,505	$4,313
Commercial and consumer equipment	1,476	2,386	2,175
Construction and forestry	1,445	1,741	1,471
Other equipment	86	111	110

Total	$6,229	$8,743	$8,069

* Includes inventory as presented on the balance sheet.

Average identifiable operating assets during the year*
Agricultural equipment	$3,789	$5,020	$4,889
Commercial and consumer equipment	1,666	2,634	2,385
Construction and forestry	1,606	1,913	1,655
Other equipment	86	111	110

Total	$7,147	$9,678	$9,039

* Includes inventory at standard cost.

Operating return on operating assets*
Agricultural equipment	11.6%	5.1%	8.2%
Commercial and consumer equipment	4.7%	(6.3)%	7.0%
Construction and forestry	(4.7)%	(4.3)%	11.1%
Total	5.6%	(.5)%	7.7%
* Based on inventory at standard cost.

In addition, the company evaluates its equipment segments and Financial Services utilizing a financial metric referred to as Shareholder Value Added (SVA). Each of the equipment segments is assessed a pretax cost of assets, which is 12 percent of the segment’s average identifiable operating assets during the year with inventory at standard cost. Financial Services is assessed a pretax cost of equity, which is approximately 19 percent of its average equity during the year excluding the allowance for doubtful receivables. The cost of assets or equity, as applicable, is deducted from the operating profit or added to the operating loss of the equipment segments or Financial Services to determine the amount of SVA. For this purpose, the operating profit of Financial Services is net income before income taxes and changes to the allowance for doubtful receivables (see Note 29).

A reconciliation of the Financial Services’ (credit and health care) SVA components with dollars in millions follows:

	2002	2001	2000
Operating profit	$416	$298	$272
Change in allowance for doubtful receivables	16	27	13

SVA income	$432	$325	$285

Average equity	$2,115	$1,505	$1,324
Average allowance for doubtful receivables	161	111	103

SVA average equity	$2,276	$1,616	$1,427

SVA return on average equity	19.0%	20.1%	20.0%

The Shareholder Value Added (Lost) for each of the equipment segments and Financial Services in millions of dollars were as follows:

	2002	2001	2000
Agricultural equipment	$(16)	$(346)	$(187)
Commercial and consumer equipment	(121)	(481)	(119)
Construction and forestry	(267)	(312)	(16)
Other equipment	(53)	(69)	(70)
Financial services	(5)	21	16

Total	$(462)	$(1,187)	$(376)

The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and overseas, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country’s net sales and revenues were material for disclosure purposes. The percentages shown in the captions for net sales and revenues indicate the approximate proportion of each amount that relates to the United States only. The percentages are based upon a three-year average for 2002, 2001 and 2000.

GEOGRAPHIC AREAS	2002	2001	2000
Net sales and revenues
Unaffiliated customers:
United States and Canada:
Equipment operations net sales (92%)	$8,199	$8,124	$8,272
Financial Services revenues (89)%	1,950	1,937	1,731

Total	10,149	10,061	10,003

Overseas:
Equipment operations net sales	3,504	2,954	2,897
Financial Services revenues	127	100	79

Total	3,631	3,054	2,976

Other revenues	167	178	158

Total	$13,947	$13,293	$13,137

Operating profit (loss)
United States and Canada:
Equipment operations	$170	$(164)	$529
Financial Services	410	283	265

Total	580	119	794

Overseas:
Equipment operations	231	118	164
Financial Services	6	15	7

Total	237	133	171

Total	$817	$252	$965

Property and equipment
United States	$1,285	$1,407	$1,322
Mexico	217	189	197
Germany	192	155	121
Other countries	304	301	272

Total	$1,998	$2,052	$1,912

28. SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales and revenues	$2,522	$3,987	$3,969	$3,469
Income (loss) before income taxes	(53)	240	289	127
Net income (loss)	(38)	142	147	68
Net income (loss) per share—basic	(.16)	.60	.62	.28
Net income (loss) per share—diluted	(.16)	.59	.61	.28
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22

2001
Net sales and revenues*	$2,705	$3,809	$3,618	$3,161
Income (loss) before income taxes	92	215	137	(469)
Net income (loss)	56	128	72	(320)
Net income (loss) per share—basic	.24	.55	.30	(1.36)
Net income (loss) per share—diluted	.24	.54	.30	(1.36)
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22

*
In the fourth quarter of 2001, the company adopted EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. The increases in net sales and cost of sales in 2001 from the adoption of the new standard were $25 million in the first quarter, $33 million in the second quarter, $34 million in the third quarter, $31 million in the fourth quarter and $123 million for the year (see Note 1).

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002 Market price
High	$45.15	$49.98	$49.18	$49.25
Low	$36.60	$41.10	$37.50	$39.50
2001 Market price
High	$47.13	$45.96	$42.80	$45.00
Low	$34.63	$34.45	$36.04	$33.50

At October 31, 2002, there were 31,238 holders of record of the company’s $1 par value common stock.

Dividend and Other Events

A quarterly cash dividend of $.22 per share was declared at the board of directors’ meeting held on December 4, 2002, payable on February 1, 2003.

In December 2002, the company’s credit operations issued $300 million of 3.1% medium-term notes due in 2005 and entered into interest rate swaps related to $150 million of these notes, which swapped the fixed rate to a variable rate of 1.7% as of December 11, 2002.

29. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT
For the Years Ended October 31, 2002, 2001 and 2000
(in millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2002	2001	2000	2002	2001	2000
Net Sales and Revenues
Net Sales	$11,702.8	$11,077.4	$11,168.6
Finance and interest income	85.6	95.9	99.1	$1,440.6	$1,383.5	$1,245.4
Health care premiums and fees				654.2	603.6	493.0
Other income	146.0	129.4	109.2	167.3	91.4	94.8

Total	11,934.4	11,302.7	11,376.9	2,262.1	2,078.5	1,833.2

Costs and Expenses
Cost of sales	9,608.1	9,391.9	8,952.2
Research and development expenses	527.8	590.1	542.1
Selling, administrative and general expenses	1,153.5	1,295.3	1,149.4	510.2	424.6	357.9
Interest expense	222.9	268.9	183.1	443.1	530.8	516.5
Interest compensation to Financial Services	158.1	.9
Health care claims and costs				518.4	476.0	380.5
Other operating expenses	81.4	81.3	44.3	370.3	346.2	306.6

Total	11,751.8	11,628.4	10,871.1	1,842.0	1,777.6	1,561.5

Income (Loss) of Consolidated Group before Income Taxes	182.6	(325.7)	505.8	420.1	300.9	271.7
Provision (credit) for income taxes	104.2	(87.9)	194.7	154.1	105.6	99.1

Income (Loss) of Consolidated Group	78.4	(237.8)	311.1	266.0	195.3	172.6

Equity in Income (Loss) for Unconsolidated Subsidiaries and Affiliates
Credit	243.0	176.8	161.5	(3.8)	(3.3)	.6
Other	(2.2)	(3.0)	12.9		.1

Total	240.8	173.8	174.4	(3.8)	(3.2)	.6

Net Income (Loss)	$319.2	$(64.0)	$485.5	$262.2	$192.1	$173.2

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the “Equipment Operations” income statement reflect the results of the agricultural equipment, commercial and consumer equipment, construction and forestry and special technologies group operations. The supplemental “Financial Services” data represents Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

29. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET
As of October 31, 2002 and 2001
(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2002	2001	2002	2001
ASSETS
Cash and cash equivalents	$2,638.5	$455.4	$176.3	$574.7
Cash equivalents deposited with unconsolidated subsidiaries	790.8	1,643.2

Cash and cash equivalents	3,429.3	2,098.6	176.3	574.7
Marketable securities			189.2	176.2
Receivables from unconsolidated subsidiaries and affiliates	220.1	271.8	259.8	333.0
Trade accounts and notes receivable—net	909.4	1,050.7	2,137.7	2,225.6
Financing receivables—net	60.1	49.7	9,007.4	9,149.2
Other receivables	279.1	260.8	147.3	128.1
Equipment on operating leases—net	12.4	10.6	1,596.8	1,928.6
Inventories	1,371.8	1,505.7
Property and equipment—net	1,963.4	2,012.8	34.9	39.5
Investments in unconsolidated subsidiaries and affiliates	2,248.5	2,383.8	7.7	6.6
Intangible assets—net	894.3	873.1	.6	.8
Prepaid pension costs	49.6	652.0
Other assets	208.1	151.4	374.0	269.4
Deferred income taxes	1,576.3	944.3	1.8	.3
Deferred charges	73.4	90.6	20.6	13.9

Total assets	$13,295.8	$12,355.9	$13,954.1	$14,845.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$398.1	$773.4	$4,039.2	$5,425.1
Payables to unconsolidated subsidiaries and affiliates	79.4	52.2	989.7	1,895.8
Accounts payable and accrued expenses	2,800.7	2,676.4	654.9	774.5
Health care claims and reserves			92.8	100.3
Accrued taxes	83.2	36.5	4.2	7.6
Deferred income taxes	9.5	4.5	102.9	69.9
Long-term borrowings	2,988.8	2,210.2	5,961.5	4,350.5
Retirement benefit accruals and other liabilities	3,772.9	2,610.5	33.3	30.2

Total liabilities	10,132.6	8,363.7	11,878.5	12,653.9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized—600,000,000 shares: issued—268,215,602 shares in 2002 and 2001), at stated value	1,957.0	1,948.6	968.6	968.6
Common stock in treasury, 29,321,098 shares in 2002 and 30,883,879 shares in 2001, at cost	(1,322.2)	(1,405.5)
Unamortized restricted stock compensation	(17.8)	(16.8)
Retained earnings	3,912.6	3,834.8	1,195.9	1,333.2

Total	4,529.6	4,361.1	2,164.5	2,301.8

Minimum pension liability adjustment	(1,032.1)	(16.2)
Cumulative translation adjustment	(293.1)	(285.5)	(49.7)	(46.8)
Unrealized loss on derivatives	(47.0)	(72.0)	(45.0)	(67.8)
Unrealized gain on marketable securities	5.8	4.8	5.8	4.8

Accumulated other comprehensive income (loss)	(1,366.4)	(368.9)	(88.9)	(109.8)

Total stockholders’ equity	3,163.2	3,992.2	2,075.6	2,192.0

Total liabilities and stockholders’ equity	$13,295.8	$12,355.9	$13,954.1	$14,845.9

*	Deere & Company with Financial Services on the equity basis.

         The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

29. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS
For the Years Ended October 31, 2002, 2001 and 2000
(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2002	2001	2000	2002	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$319.2	$(64.0)	$485.5	$262.2	$192.1	$173.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful receivables	6.5	10.4	11.2	154.2	102.6	63.8
Provision for depreciation and amortization	394.8	389.5	359.0	366.3	359.7	318.5
Undistributed earnings of unconsolidated subsidiaries and affiliates	156.2	(165.1)	(147.0)	3.8	3.2	(.6)
Provision (credit) for deferred income taxes	(19.2)	(229.4)	(152.3)	18.0	(.9)	19.5
Changes in assets and liabilities:
Receivables	116.7	2,198.0	(70.6)	(3.8)	(9.3)	16.8
Inventories	85.8	136.5	(184.0)
Accounts payable and accrued expenses	107.9	225.0	460.8	(4.2)	169.5	79.2
Other	219.9	200.4	(295.1)	(26.3)	(104.2)	(31.1)

Net cash provided by operating activities	1,387.8	2,701.3	467.5	770.2	712.7	639.3

Cash Flows from Investing Activities
Collections of receivables	8.7	69.5	13.6	14,992.3	7,068.2	6,641.5
Proceeds from sales of financing receivables			30.6	2,967.8	1,728.0	978.3
Proceeds from maturities and sales of marketable securities			202.8	75.4	32.4	45.0
Proceeds from sales of equipment on operating leases	1.6	2.1	1.4	493.6	389.6	333.2
Proceeds from sale of a business	53.5
Cost of receivables acquired	(27.4)	(2.6)	(20.1)	(17,861.4)	(12,196.9)	(9,137.0)
Purchases of marketable securities				(87.8)	(75.7)	(61.9)
Purchases of property and equipment	(354.5)	(485.6)	(414.1)	(4.2)	(5.4)	(12.6)
Cost of operating leases acquired	(6.1)	(9.1)	(4.7)	(481.8)	(766.2)	(935.2)
Increase in investment in Financial Services		(700.0)
Acquisitions of businesses, net of cash acquired	(9.3)	(308.0)	(641.8)	(9.7)	(7.2)	(1.5)
Decrease (increase) in receivables from unconsolidated affiliates				54.1	(173.9)	(135.2)
Other	80.3	66.7	(5.1)	(79.5)	5.7	(4.5)

Net cash provided by (used for) investing activities	(253.2)	(1,367.0)	(837.4)	58.8	(4,001.4)	(2,289.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(304.6)	(225.2)	459.7	(1,108.6)	(281.3)	1,326.1
Change in intercompany receivables/payables	29.6	62.8	(26.7)	(882.0)	1,037.0	457.6
Proceeds from long-term borrowings	708.3	558.8	752.1	3,865.4	4,259.5	2,061.8
Principal payments on long-term borrowings	(75.9)	(73.3)	(208.7)	(2,695.1)	(2,045.2)	(2,168.7)
Proceeds from issuance of common stock	48.0	17.8	15.9
Repurchases of common stock	(1.2)	(1.3)	(.6)
Capital investment from Equipment Operations					700.0
Dividends paid	(208.9)	(206.5)	(206.0)	(399.5)	(10.7)	(26.8)
Other	(1.5)	(2.9)	(1.3)		8.7	17.1

Net cash provided by (used for) financing activities	193.8	130.2	784.4	(1,219.8)	3,668.0	1,667.1

Effect of Exchange Rate Changes on Cash	2.3	(5.6)	(3.9)	(7.6)	(4.9)

Net Increase (Decrease) in Cash and Cash Equivalents	1,330.7	1,458.9	410.6	(398.4)	374.4	16.5
Cash and Cash Equivalents at Beginning of Year	2,098.6	639.7	229.1	574.7	200.3	183.8

Cash and Cash Equivalents at End of Year	$3,429.3	$2,098.6	$639.7	$176.3	$574.7	$200.3

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

DEERE & COMPANY
SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Net Sales and Revenues	$13,947	$13,293	$13,137	$11,751	$13,822	$12,791	$11,229	$10,291	$8,977	$7,696
Net sales	11,703	11,077	11,169	9,701	11,926	11,082	9,640	8,830	7,663	6,479
Finance and interest income	1,339	1,445	1,321	1,104	1,007	867	763	660	548	563
Research and development expenses	528	590	542	458	445	412	370	327	276	270
Selling, administrative and general expenses	1,657	1,717	1,505	1,362	1,309	1,321	1,147	1,001	908	844
Interest expense	637	766	677	557	519	422	402	393	303	369
Income (loss) before changes in accounting	319	(64)	486	239	1,021	960	817	706	604	184
Net income (loss)	319	(64)	486	239	1,021	960	817	706	604	(921)
Return on net sales	2.7%	(.6)%	4.3%	2.5%	8.6%	8.7%	8.5%	8.0%	7.9%	(14.2)%
Return on beginning stockholders’ equity	8.0%	(1.5)%	11.9%	5.9%	24.6%	27.0%	26.5%	27.6%	28.9%	(34.7)%

Income (loss) per share before changes in accounting	$1.34	$(.27)	$2.07	$1.03	$4.20	$3.78	$3.14	$2.71	$2.34	$.80
Net income (loss) per share—basic	1.34	(.27)	2.07	1.03	4.20	3.78	3.14	2.71	2.34	(3.97)
Net Income (loss) per share—diluted	1.33	(.27)	2.06	1.02	4.16	3.74	3.11	2.69	2.32	(3.97)
Dividends declared per share	.88	.88	.88	.88	.88	.80	.80	.75	.68 1/3	.66 2/3
Dividends paid per share	.88	.88	.88	.88	.86	.80	.80	.73 1/3	.66 2/3	.66 2/3
Average number of common shares outstanding (in thousands)	238,217	234,980	234,276	232,874	243,315	253,723	260,547	260,494	258,438	231,874

Total assets	$23,768	$22,663	$20,469	$17,578	$18,002	$16,320	$14,653	$13,847	$12,781	$11,467
Trade accounts and notes receivable—net	2,734	2,923	3,169	3,251	4,059	3,334	3,153	3,260	2,939	2,794
Financing receivables—net	9,068	9,199	8,276	6,743	6,333	6,405	5,912	5,345	4,502	3,755
Equipment on operating leases—net	1,609	1,939	1,954	1,655	1,209	775	430	259	219	195
Inventories	1,372	1,506	1,553	1,294	1,287	1,073	829	721	698	464
Property and equipment—net	1,998	2,052	1,912	1,782	1,700	1,524	1,352	1,336	1,314	1,240
Short-term borrowings:
Equipment Operations	398	773	928	642	1,512	171	223	396	54	476
Financial Services	4,039	5,425	4,831	3,846	3,810	3,604	2,921	2,744	2,583	1,125

Total	4,437	6,198	5,759	4,488	5,322	3,775	3,144	3,140	2,637	1,601
Long-term borrowings:
Equipment Operations	2,989	2,210	1,718	1,036	553	540	626	703	1,019	1,070
Financial Services	5,961	4,351	3,046	2,770	2,239	2,083	1,799	1,473	1,035	1,478

Total	8,950	6,561	4,764	3,806	2,792	2,623	2,425	2,176	2,054	2,548
Total stockholders’ equity	3,163	3,992	4,302	4,094	4,080	4,147	3,557	3,085	2,558	2,085

Book value per share	$13.24	$16.82	$18.34	$17.51	$17.56	$16.57	$13.83	$11.78	$9.87	$8.13
Capital expenditures	$358	$495	$419	$308	$438	$492	$277	$263	$230	$204
Number of employees (at year end)	43,051	45,069	43,670	38,726	37,002	34,420	33,919	33,375	34,252	33,070

[Letterhead]
Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601

INDEPENDENT AUDITORS’ REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2002 and 2001 and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois

November 19, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane Chairman and Chief Executive Officer

Date:    19 December 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Each person signing below also hereby appoints Robert W. Lane, Nathan J. Jones and James H. Becht, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date
/s/ John R. Block John R. Block	Director	) ) )
)
)
/s/ C. C. Bowles	Director	) )
C. C. Bowles		)
)
) 19 December 2002
/s/ T. Kevin Dunnigan	Director	) )
T. Kevin Dunnigan		)
)
)
/s/ Leonard A. Hadley	Director	) )
Leonard A. Hadley		)
)

Signature	Title	Date
)
/s/ Dipak C. Jain	Director	) )
Dipak C. Jain		)
)
/s/ Nathan J. Jones Nathan J. Jones	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	) ) )
)
/s/ Arthur L. Kelly	Director	) )
Arthur L. Kelly		)
)
/s/ R. W. Lane	Chairman, Director and Chief Executive Officer	) )
R. W. Lane		)
) 19 December 2002
/s/ Antonio Madero B.	Director	) )
Antonio Madero B.		)
)
/s/ Thomas H. Patrick	Director	) )
Thomas H. Patrick		)
)
/s/ Aulana L. Peters	Director	) )
Aulana L. Peters		)
)
/s/ John R. Walter	Director	) )
John R. Walter		)
)

CERTIFICATIONS

I, Robert W. Lane, certify that:

1. I have reviewed this annual report on Form 10-K of Deere & Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 19 December 2002

/s/ R. W. Lane

R. W. Lane
Principal Executive Officer

I, Nathan J. Jones, certify that:

1. I have reviewed this annual report on Form 10-K of Deere & Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 19 December 2002

/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2002, 2001 and 2000
(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
			Description	Amount	Description	Amount
YEAR ENDED OCTOBER 31, 2002
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,341	$9,119	Bad debt recoveries	$1,506	Trade receivable write-offs	$19,474	$32,723
					Transfer related to trade receivable sale	1,769
Financial Services
Trade receivable allowances	7,239	7,066	Acquisition	1,769	Trade receivable write-offs	3,707	12,367
Financing receivable allowances	125,987	155,854			Transfers related to retail note sales	18,052
					Financing receivable write-offs	127,343	136,446

Consolidated receivable allowances	$176,567	$172,039		$3,275		$170,345	$181,536

YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$34,447	$11,342	Bad debt recoveries	$4,125	Trade receivable write-offs	$6,282	$43,341
			Acquisition	6,872	Transfer related to trade receivable sale	7,163
Financial Services
Trade receivable allowances		76	Acquisition	7,163			7,239
Financing receivable allowances	106,370	102,533			Transfers related to retail note sales	9,566
					Financing receivable write-offs	73,350	125,987

Consolidated receivable allowances	$140,817	$113,951		$18,160		$96,361	$176,567

YEAR ENDED OCTOBER 31, 2000
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$34,027	$11,177	Bad debt recoveries	$1,940	Trade receivable write-offs	$13,105	$34,447
			Acquisition	408
Financial Services					Transfers related to retail note sales	6,734
Financing receivable allowances	93,219	63,813			Financing receivable write-offs	43,928	106,370

Consolidated receivable allowances	$127,246	$74,990		$2,348		$63,767	$140,817

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2	Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998*)

3.3	By-laws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 1999*)

4.1
Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2001*)

4.2
364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank, as administrative agent, Citibank, N.A. and Credit Suisse First Boston as documentation agents, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 19, 2002 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2002*)

4.3	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998*)

4.4	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York

4.5
Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.5	Agreement dated October 15, 1996 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation

10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1998*) **

10.7	John Deere Performance Bonus Plan as amended December 6, 2000 (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2000*) **

10.8	1986 John Deere Stock Option Plan (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 1998*) **

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999*) **

10.10	John Deere Restricted Stock Plan (Appendix to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 28, 1996*) **

10.11	John Deere Equity Incentive Plan (Exhibit C to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **

10.12	John Deere Omnibus Equity and Incentive Plan (Exhibit A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2000*) **

10.13	John Deere Defined Contribution Restoration Plan as amended January 1, 2000 (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2000*) **

10.14	John Deere Supplemental Pension Benefit Plan, as amended July 31, 2000 (Exhibit 10.14 to Form 10-K of registrant for the year ended October 31, 2000*)**

10.15	1993 Nonemployee Director Stock Ownership Plan as amended August 25, 1999 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.16	Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.17	Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)**

10.18	Early Retirement Agreement dated August 10, 2001 between registrant and Ferdinand F. Korndorf (Exhibit 10.18 to Form 10-K of registrant for the year ended October 31, 2001*)**

10.19
Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001*)

10.20
Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001*)

10.21	Factoring Agreement dated September 20, 2002 between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables

10.22	Receivables Purchase Agreement dated August 23, 2002 between John Deere Finance S.A. and John Deere Limited (Scotland) concerning the sale of trade receivables

12.	Computation of ratio of earnings to fixed charges

13.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Subsidiaries

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

99.
Statement of Robert W. Lane, Chairman, President and Chief Executive Officer of Deere & Company and Nathan J. Jones, Senior Vice President and Chief Financial Officer of Deere & Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.
**	Compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.