Form 10-Q
period 2003-01-31
DEERE & CO
filed 2003-03-04
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

Commission file no: 1-4121

DEERE & COMPANY

Delaware (State of incorporation)	36-2382580 (IRS employer identification no.)

One John Deere Place
Moline, Illinois 61265
(Address of principal executive offices)

Telephone Number: (309) 765-8000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	x	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes	x	No

At January 31, 2003, 239,345,442 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2003 and 2002
(In millions of dollars except per share amounts) Unaudited

	2003	2002

Net Sales and Revenues
Net sales	$2,273.7	$1,937.5
Finance and interest income	310.9	339.3
Health care premiums and fees	151.0	161.5
Other income	58.0	83.8

Total	2,793.6	2,522.1

Costs and Expenses
Cost of sales	1,857.4	1,678.6
Research and development expenses	117.5	127.2
Selling, administrative and general expenses	357.3	365.8
Interest expense	152.0	161.9
Health care claims and costs	120.4	133.3
Other operating expenses	83.5	108.8

Total	2,688.1	2,575.6

Income (Loss) of Consolidated Group
Before Income Taxes	105.5	(53.5)
Provision (credit) for income taxes	37.5	(24.5)

Income (Loss) of Consolidated Group	68.0	(29.0)

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.1	(.9)
Other	(.1)	(8.2)

Total		(9.1)

Net income (loss)	$68.0	$(38.1)

Per Share:
Net income (loss) - basic	$.28	$(.16)
Net income (loss)- diluted	$.28	$(.16)

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

	January 31	October 31	January 31
	2003	2002	2002

Assets
Cash and cash equivalents	$3,553.4	$2,814.9	$2,364.8
Marketable securities	187.7	189.2	205.0
Receivables from unconsolidated
affiliates	296.0	265.8	296.6
Trade accounts and notes
receivable - net	2,911.3	2,733.6	2,678.6
Financing receivables - net	8,893.4	9,067.5	7,635.6
Other receivables	282.5	426.4	421.8
Equipment on operating leases - net	1,513.9	1,609.2	1,817.1
Inventories	1,929.3	1,371.8	1,830.7
Property and equipment - net	2,001.9	1,998.3	2,016.1
Investments in unconsolidated affiliates	176.2	180.6	191.3
Goodwill	830.9	804.0	836.6
Other intangible assets - net	90.5	90.9	27.4
Prepaid pension costs	51.4	49.6	668.2
Other assets	642.3	582.1	408.8
Deferred income taxes	1,492.8	1,490.1	908.1
Deferred charges	100.1	94.0	99.5

Total assets	$24,953.6	$23,768.0	$22,406.2

Liabilities and Stockholders' Equity
Short-term borrowings	$4,170.1	$4,437.3	$6,455.9
Payables to unconsolidated
affiliates	64.4	64.0	13.3
Accounts payable and accrued
expenses	2,834.2	3,142.2	2,727.7
Health care claims and reserves	102.2	92.8	112.5
Accrued taxes	117.2	87.4	66.5
Deferred income taxes	24.8	24.5	17.8
Long-term borrowings	10,469.7	8,950.4	6,407.4
Retirement benefit accruals
and other liabilities	3,914.1	3,806.2	2,662.7

Total liabilities	21,696.7	20,604.8	18,463.8

Common Stock, $1 par value (issued shares at
January 31, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7
Common stock in treasury	(1,307.6)	(1,322.2)	(1,382.7)
Unamortized restricted stock compensation	(8.5)	(17.8)	(17.8)
Retained earnings	3,924.4	3,912.6	3,734.9

Total	4,565.3	4,529.6	4,282.1
Accumulated other comprehensive income (loss)	(1,308.4)	(1,366.4)	(339.7)

Stockholders' equity	3,256.9	3,163.2	3,942.4

Total liabilities and stockholders' equity	$24,953.6	$23,768.0	$22,406.2

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS For the Three Months Ended January 31, 2003 and 2002 (In millions of dollars) Unaudited

	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$68.0	$(38.1)
Adjustments to reconcile net income (loss) to net cash
used for operating activities	(605.4)	(305.0)

Net cash used for operating activities	(537.4)	(343.1)

Cash Flows from Investing Activities
Collections of receivables	2,233.3	2,220.5
Proceeds from sales of financing receivables	292.0	1,702.8
Proceeds from maturities and sales of marketable securities	9.8	10.8
Proceeds from sales of equipment on operating leases	107.7	75.4
Proceeds from sales of businesses	22.5	50.3
Cost of receivables acquired	(2,282.7)	(2,413.8)
Purchases of marketable securities	(7.4)	(40.9)
Purchases of property and equipment	(48.4)	(68.2)
Cost of operating leases acquired	(76.9)	(68.6)
Acquisitions of businesses, net of cash acquired	(4.0)	(4.6)
Decrease (increase) in receivables with unconsolidated affiliates	(4.6)	5.2
Other	(.4)	132.5

Net cash provided by investing activities	240.9	1,601.4

Cash Flows from Financing Activities
Increase in short-term borrowings	62.4	118.1
Proceeds from long-term borrowings	1,842.4	734.4
Principal payments on long-term borrowings	(857.2)	(728.3)
Proceeds from issuance of common stock	19.8	11.2
Repurchases of common stock	(.4)	(.7)
Dividends paid	(52.5)	(51.7)
Other	(1.2)	(1.2)

Net cash provided by financing activities	1,013.3	81.8

Effect of Exchange Rate Changes on Cash	21.7	(5.3)

Net Increase in Cash and Cash Equivalents	738.5	1,334.8
Cash and Cash Equivalents at Beginning of Period	2,814.9	1,030.0

Cash and Cash Equivalents at End of Period	$3,553.4	$2,364.8

See Notes to Interim Financial Statements.

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

Certain amounts for prior years have been reclassified to conform with 2003 financial statement presentations.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations  -  These data include the Company's agricultural equipment, commercial and consumer equipment, construction and forestry and special technologies operations with Financial Services reflected on the equity basis.

Financial Services - These data include the Company's credit and health care operations.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3)	An analysis of the Company's retained earnings follows in millions of dollars:

		Three Months Ended January 31,

		2003	2002

	Balance, beginning of period	$3,912.6	$3,834.8
	Net income (loss)	68.0	(38.1)
	Dividends declared	(52.6)	(52.2)
	Other adjustments	(3.6)	(9.6)

	Balance, end of period	$3,924.4	$3,734.9

(4)

The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements. The pro forma net income (loss) and net income (loss) per share, as if the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts were as follows:

	Three Months Ended January 31

	2003	2002

Net income (loss) as reported	$68.0	$(38.1)

Add:
Stock-based employee compensation costs, net of tax, included in net income (loss)	..6	..5

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(8.3)	(8.7)

Pro forma net income (loss)	$60.3	$(46.3)

Net income (loss) per share:
As reported - basic	$.28	$(.16)
Pro forma - basic	.25	(.19)
As reported - diluted	.28	(.16)
Pro forma - diluted	.25	(.19)

In December 2002, the Company granted options to employees for the purchase of 3.9 million shares of common stock at an exercise price of $45.80 per share and a Black-Scholes fair value of $9.55 per share. At January 31, 2003, options for 26.1 million shares were outstanding at option prices in a range of $13.63 to $82.19 per share and a weighted-average exercise price of $42.45 per share. The Company also granted 177,177 units of restricted stock with a fair value of $45.80 per share. A total of 2.8 million shares remained available for the granting of future options and restricted stock.

(5)

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31, 2003	October 31, 2002	January 31, 2002

Raw materials and supplies	$564	$515	$577
Work-in-process	443	361	420
Finished goods and parts	1,868	1,444	1,837

Total FIFO value	2,875	2,320	2,834
Adjustment to LIFO basis	946	948	1,003

Inventories	$1,929	$1,372	$1,831

(6)	Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

Beginning balance at October 31, 2002	$332

Payments	(68)

Accruals for warranties issued during the current period	69

Accruals and adjustments for changes in estimates on preexisting warranties	(4)

Ending balance at January 31, 2003	$329

The Company has guarantees for certain recourse obligations on financing receivables which it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2003, the maximum amount of exposure to losses under these agreements was $211 million, which is net of accrued losses of $21 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2003, the maximum remaining term of the receivables guaranteed was approximately six years.

The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interest. These puts could be exercised over a two-year window which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion and Analysis under Capital Resources and Liquidity. The Company also has call options to acquire the majority owners' interest. These calls can be exercised over a two-year window beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period. At January 31, 2003, the Company had accrued losses of $87 million under these option agreements.

At January 31, 2003, the Company had guaranteed approximately $80 million of residual value for five operating leases related to certain administrative and manufacturing buildings. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $15 million related to these agreements at January 31, 2003. The leases have terms expiring from 2004 to 2007.

At January 31, 2003, the Company had approximately $40 million of guarantees issued to various overseas banks related to third party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2003, the Company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2003 was approximately five years.

The Company also had other miscellaneous contingent liabilities totaling approximately $35 million at January 31, 2003, in which the probability for payment is remote.

Commitments

At January 31, 2003, the Company had commitments of approximately $91 million for construction and acquisition of property and equipment. The Company had pledged assets of $11 million, primarily outside the United States, as collateral for borrowings, and $15 million of restricted investments related to conducting the health care business in various states at January 31, 2003.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)	Dividends declared and paid on a per share basis were as follows:

		Three Months Ended January 31,

		2003	2002

	Dividends declared	$.22	$.22
	Dividends paid	$.22	$.22

(8)	Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31,			%

	2003	2002		Change
Net sales and revenues
Agricultural Equipment**	$1,271	$1,180		+8
Commercial and consumer equipment	483	358		+35
Construction and forestry	512	387		+32
Other	8	13		-38

Total net sales***	2,274	1,938		+17
Credit revenues**	323	375		-14
Other revenues	197	209		-6

Total net sales and revenues ***	$2,794	$2,522		+11

Operating profit (loss): ****
Agricultural equipment	$6	$(15)	*
Commercial and consumer equipment	23	(43)	*
Construction and forestry	16	(66)	*
Credit	107	118		-9
Other	4	(5)	*

Total operating profit ***	156	(11)	*
Interest, corporate expenses-net and income taxes	(88)	(27)		+226

Net income (loss)	$68	(38)	*

Identifiable assets:
Agricultural equipment	$2,950	$3,128		-6
Commercial and consumer equipment	1,511	1,526		-1
Construction and forestry	1,378	1,414		-3
Credit	14,158	12,694		+12
Other	385	404		-5
Corporate	4,572	3,240		+41

Total assets	$24,954	$22,406		+11

*

In the first quarter of 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments included pretax goodwill amortization of $3, $4, $4 and $3, respectively, for a total of $14. In the first quarter of 2002, the operating profit (loss) of the commercial and consumer equipment and construction and forestry segments also included pretax costs for special items related to restructuring of $1 and $16, respectively, for a total of $17.

**	Additional intersegment sales and revenues:
	Agricultural equipment sales	$11	$11
	Credit revenues	44	35	+26
***	Includes overseas equipment operations as follows:
	Net sales	$724	$610	+19
	Operating profit	47	16	+194
****

Operating profit (loss) is income before external interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit (loss) of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income (loss) per share in millions, except per share amounts, follows:

		Three Months Ended January 31,

		2003	2002

	Net income (loss)	$68.0	$(38.1)
	Average shares outstanding	239.2	237.5
	Basic net income (loss) per share	$.28	$(.16)

	Average shares outstanding	239.2	237.5
	Effect of dilutive stock options	3.3

	Total potential shares outstanding	242.5	237.5

	Diluted net income (loss) per share	$.28	$(.16)

Stock options to purchase 2.8 million shares during the first quarter of 2003 and 3.0 million shares during the first quarter of 2002 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period. Diluted net loss per share in the first quarter of 2002 is based on the average shares outstanding as the inclusion of 1.9 million of incremental shares from stock options would have been antidilutive.

(10)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31,

	2003	2002

Net income (loss)	$68.0	$(38.1)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	58.2	11.4
Unrealized gain on investments	3.3	.1
Unrealized gain (loss) on derivatives	(3.5)	17.7

Comprehensive income (loss)	$126.0	$(8.9)

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

(12)

In 2002 and the fourth quarter of 2001, the Company announced certain actions aimed at increasing efficiency and reducing costs. The Company established reserves and liabilities to recognize the accruable costs of these actions. The changes in these reserves and liabilities in millions of dollars and the number of employee reductions during the first quarter of 2003 were as follows:

	Reserves and Liabilities October 31, 2002	Accruals and Adjustments	Liquidations And Payments		Reserves and Liabilities January 31, 2003

Property and equipment reserves	$ 34		$ 5		$ 29
Inventory reserves	2				2
Termination benefits	11		6	*	5
Contract terminations	18		1		17
Warranties and product returns	1				1
Other costs	12		4		8

Total	$ 78		$ 16		$ 62

	October 31, 2002	Additions	Reductions		January 31, 2003

Employee reductions	200		170	*	30

*	The decrease in the termination benefits liability is not proportional to the reduction in employees since certain benefits related to past services are not paid immediately upon termination.

(13)

In the first quarter of 2003, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminates the pooling of interests method effective June 30, 2001. Statement No. 141 also specifies the types of acquired intangible assets to be included in goodwill and those to be reported separately from goodwill upon adoption of Statement No. 142. No adjustments of goodwill and other intangible assets were required based on these requirements.

In accordance with Statement No. 142, the Company did not amortize goodwill related to acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions upon adoption of the new standard as of November 1, 2002. Based on the new standard, goodwill will only be written down only for impairments. The Company was also required to test existing goodwill for impairment on a transitional basis as of November 1, 2002. The Company has completed this test and has determined that its goodwill is not impaired and no write-downs are necessary. A fair value approach was applied to the Company's reporting units to determine if the carrying value of goodwill was impaired. The fair value of the reporting units were established based on discounted cash flows and market multiples. Goodwill will continue to be tested for impairment annually, or more often if events and circumstances change.

The components of other intangible assets are as follows in millions of dollars:

	January 31 2003	October 31 2002	January 31 2002

Amortized intangible assets:
Gross patents, licenses and other	$9	$10	$16
Accumulated amortization	(5)	(6)	(9)

Net patents, licenses and other	4	4	7

Unamortized intangible assets:
Intangible asset related to
minimum pension liability	87	87	20

Total other intangible assets - net	$91	$91	$27

The total amortization expense for other intangible assets in the first quarter of 2003 and 2002 was $.3 million and $.7 million, respectively. The estimated amortization expense for these intangible assets for each of the next five years in millions of dollars are as follows: 2003 - $1, 2004 - $1, 2005 - $1, 2006 - $1, and 2007 - $1.

The total goodwill at January 31, 2003, October 31, 2002 and January 31, 2002 was $831 million, $804 million and $837 million, respectively.

A reconciliation of reported net income (loss) to adjusted net income (loss), excluding goodwill amortization, is as follows with dollars in millions except per share amounts:
	Three Months Ended January 31

	2003	2002

Reported net income (loss)	$68.0	$(38.1)
Goodwill amortization, net of tax		12.8

Adjusted net income (loss)	$68.0	$(25.3)

Basic net income (loss) per share:
Reported net income (loss)	$.28	$(.16)
Goodwill amortization, net of tax		.05

Adjusted net income (loss)	$.28	$(.11)

Diluted net income (loss) per share:
Reported net income (loss)	$.28	$(.16)
Goodwill amortization, net of tax		.05

Adjusted net income (loss)	$.28	$(.11)

In the first quarter of 2003, the Company also adopted the following accounting standards issued by the FASB. Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Interpretation also requires certain disclosures for guarantees, which are included in Note 6 under contingencies. Statement No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires certain pro forma disclosures which are included in Note 4. This Statement also amended the transition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The adoption of these standards did not have a material effect on the Company's financial position or net income.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 10 to the Company's 2002 Annual Report filed on Form 10-K, the Company's credit operations hold retained interests in certain variable interest entities related to the securitization and sale of their retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value which is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At January 31, 2003, the assets of these entities related to the Company's securitization and sales of retail notes totaled $2,537 million and the maximum exposure to losses from recourse obligations related to these entities was $210 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

(14) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended January 31, 2003 and 2002
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Net Sales and Revenues
Net sales	$2,273.7	$1,937.5
Finance and interest income	20.2	17.8	$339.6	$362.7
Health care premiums and fees			155.7	165.8
Other income	38.3	43.5	30.8	51.0

Total	2,332.2	1,998.8	526.1	579.5

Costs and Expenses
Cost of sales	1,861.2	1,682.0
Research and development expenses	117.5	127.2
Selling, administrative and general expenses	254.5	258.9	104.2	109.1
Interest expense	54.5	53.8	105.7	115.2
Interest compensation to Financial Services	40.7	34.0
Health care claims and costs			120.4	133.3
Other operating expenses	11.8	21.7	82.3	96.6

Total	2,340.2	2,177.6	412.6	454.2

Income (Loss) of Consolidated Group
Before Income Taxes	(8.0)	(178.8)	113.5	125.3
Provision (credit) for income taxes	(2.8)	(68.3)	40.3	43.8

Income (Loss) of Consolidated Group	(5.2)	(110.5)	73.2	81.5

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	69.0	76.0	.1	(.9)
Other	4.2	(3.6)

Total	73.2	72.4	.1	(.9)

Net income (loss)	$68.0	$(38.1)	$73.3	$80.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES

	January 31 2003	October 31 2002	January 31 2002	January 31 2003	October 31 2002	January 31 2002

Assets
Cash and cash equivalents	$3,148.2	$2,638.5	$1,868.4	$405.3	$176.3	$496.4
Cash equivalents deposited with unconsolidated subsidiaries	106.5	790.8

Cash and cash equivalents	3,254.7	3,429.3	1,868.4	405.3	176.3	496.4
Marketable securities				187.7	189.2	205.0
Receivables from unconsolidated subsidiaries and affiliates	182.1	220.1	20.3	267.7	259.8	357.7
Trade accounts and notes receivable - net	674.7	909.4	906.3	2,585.8	2,137.7	2,098.8
Financing receivables - net	14.5	60.1	44.8	8,878.9	9,007.4	7,590.8
Other receivables	117.5	279.1	238.2	165.1	147.3	183.6
Equipment on operating leases - net	12.0	12.4	9.6	1,501.9	1,596.8	1,807.5
Inventories	1,929.3	1,371.8	1,830.7
Property and equipment - net	1,967.1	1,963.4	1,977.1	34.9	34.9	39.0
Investments in unconsolidated subsidiaries and affiliates	2,330.8	2,248.5	2,333.1	2.8	7.7	5.8
Goodwill	830.7	803.9	836.4	.2	.2	.2
Other intangible assets - net	90.1	90.4	26.8	.4	.4	.6
Prepaid pension costs	51.4	49.6	668.2
Other assets	229.2	208.1	161.6	413.1	374.0	247.1
Deferred income taxes	1,579.7	1,576.3	973.4	1.5	1.8	1.1
Deferred charges	75.7	73.4	86.2	26.7	20.6	13.4

Total assets	$13,339.5	$13,295.8	$11,981.1	$14,472.0	$13,954.1	$13,047.0

Liabilities and Stockholders' Equity
Short-term borrowings	$501.6	$398.1	$785.5	$3,668.5	$4,039.2	$5,670.3
Payables to unconsolidated subsidiaries and affiliates	72.1	79.4	91.3	252.7	989.7	3.6
Accounts payable and accrued expenses	2,515.2	2,800.7	2,274.2	670.5	654.9	780.0
Health care claims and reserves				102.2	92.8	112.5
Accrued taxes	96.8	83.2	50.7	20.3	4.2	15.8
Deferred income taxes	9.9	9.5	3.1	103.3	102.9	81.0
Long-term borrowings	3,008.0	2,988.8	2,202.9	7,461.7	5,961.5	4,204.5
Retirement benefit accruals and other liabilities	3,879.0	3,772.9	2,631.0	35.1	33.3	31.6

Total liabilities	10,082.6	10,132.6	8,038.7	12,314.3	11,878.5	10,899.3

Common Stock, $1 par value (issued shares at
January 31, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7	968.6	968.6	968.6
Common stock in treasury	(1,307.6)	(1,322.2)	(1,382.7)
Unamortized restricted stock compensation	(8.5)	(17.8)	(17.8)
Retained earnings	3,924.4	3,912.6	3,734.9	1,268.0	1,195.9	1,270.7

Total	4,565.3	4,529.6	4,282.1	2,236.6	2,164.5	2,239.3
Accumulated other comprehensive
income (loss)	(1,308.4)	(1,366.4)	(339.7)	(78.9)	(88.9)	(91.6)

Stockholders' equity	3,256.9	3,163.2	3,942.4	2,157.7	2,075.6	2,147.7

Total liabilities and stockholders' equity	$13,339.5	$13,295.8	$11,981.1	$14,472.0	$13,954.1	$13,047.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) CONDENSED STATEMENT OF CASH FLOWS For the Three Months Ended January 31, 2003 and 2002 (In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$68.0	$(38.1)	$73.3	$80.6
Adjustments to reconcile net income (loss) to net cash
provided by operating activities	(370.7)	(429.4)	112.7	47.8

Net cash provided by (used for) operating activities	(302.7)	(467.5)	186.0	128.4

Cash Flows from Investing Activities
Collections of receivables	44.6	18.2	3,631.2	3,339.6
Proceeds from sales of financing receivables			292.0	1,702.8
Proceeds from maturities and sales of marketable securities			9.8	10.8
Proceeds from sales of equipment on operating leases		.7	107.7	74.8
Proceeds from sales of businesses	22.5	50.3
Cost of receivables acquired	(.2)	(14.3)	(4,141.3)	(3,409.5)
Purchases of marketable securities			(7.4)	(40.9)
Purchases of property and equipment	(48.0)	(66.4)	(.3)	(1.8)
Cost of operating leases acquired	(.1)	(.7)	(76.8)	(67.9)
Acquisitions of businesses, net of cash acquired	(4.0)	(2.4)		(2.3)
Decrease (increase) in receivables with unconsolidated affiliates			(7.9)	16.7
Other	2.7	5.5	(2.8)	126.9

Net cash provided by (used for) investing activities	17.5	(9.1)	(195.8)	1,749.2

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	84.0	56.6	(21.7)	61.6
Change in intercompany receivables/payables	51.4	288.4	(735.7)	(1,931.7)
Proceeds from long-term borrowings	.4	3.5	1,842.0	730.9
Principal payments on long-term borrowings	(6.7)	(53.3)	(850.5)	(675.0)
Proceeds from issuance of common stock	19.8	11.2
Repurchases of common stock	(.4)	(.7)
Dividends paid	(52.5)	(51.7)	(1.2)	(142.8)
Other	(1.2)	(1.2)

Net cash provided by (used for) financing activities	94.8	252.8	232.9	(1,957.0)

Effect of Exchange Rate Changes on Cash	15.8	(6.4)	5.9	1.1

Net Increase (Decrease) in Cash and Cash Equivalents	(174.6)	(230.2)	229.0	(78.3)
Cash and Cash Equivalents at Beginning of Period	3,429.3	2,098.6	176.3	574.7

Cash and Cash Equivalents at End of Period	$3,254.7	$1,868.4	$405.3	$496.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's net income for the first quarter was $68.0 million, or $0.28 per share, compared with a net loss of $38.1 million, or $0.16 per share, for the first quarter last year. Results for the quarter reflected strong improvement in all the Company's equipment businesses, even though market conditions remain weak. The Company has benefited from its sales of advanced new products, while maintaining discipline in its cost and asset levels.

Worldwide net sales and revenues for the first quarter were $2,794 million, compared with $2,522 million for the same period last year. Net sales of the Equipment Operations were $2,274 million, compared with $1,938 million in last year's first quarter. Equipment sales in the United States and Canada rose 17 percent, due to significant increases in the sales of commercial and consumer equipment, and construction and forestry products. Agricultural equipment sales in the United States and Canada were lower. Overseas sales rose 19 percent for the quarter (11 percent at constant exchange rates), with the increase primarily due to the higher sales of agricultural equipment in Europe and improved construction and forestry sales.

The Company's Equipment Operations reported operating profit of $42 million for the quarter, compared with a $135 million operating loss last year. (Operating profit is defined in Note 8.) The increase was primarily due to higher sales and production volumes and related manufacturing efficiencies. In addition, results for the quarter benefited from improved price realization and cost and expense reductions. Also, the application of the goodwill non-amortization provisions of FASB Statement No. 142 had a favorable pretax impact of $14 million on the quarter's operating profit. The improvement in financial results occurred in spite of higher postretirement benefit costs, which increased by $75 million pretax for the quarter. Year-ago first-quarter profit was adversely affected by a $16 million pretax charge in connection with closing a factory in Tennessee and a $12 million pretax loss in the Equipment Operations related to the peso devaluation in Argentina.

The Company's Equipment Operations had a net loss of $5.2 million for the quarter, compared with a $110.5 million net loss last year. The improvement was primarily due to the operating factors noted above.

●

Agricultural Equipment. Compared with last year, segment net sales increased 8 percent for the first quarter while production volumes were up a similar percentage. Sales increased in Europe, reflecting continued positive response to new products and the translation impact of a stronger exchange rate for the euro currency. Sales to dealers in the United States and Canada declined as a result of slower than expected retail activity. The retail weakness reflected continuing economic uncertainties, as well as concerns over drought conditions and signup delays for aid under the recent United States Farm Bill. Sales were off in Latin America primarily due to the translation impact of a weaker Brazilian currency. On a worldwide basis, operating profit for the quarter was $6 million, compared with an operating loss of $15 million last year. The profit increase was primarily driven by improved price realization, cost reductions and the impact of higher sales and production volumes in Europe. Partially offsetting these factors was a $49 million pretax increase in postretirement benefit costs. Last year's first-quarter results were negatively affected by operating losses of $12 million in Argentina related to the peso devaluation.

●

Commercial and Consumer Equipment. Compared with the first quarter last year, segment sales were up 35 percent while production volumes more than doubled. Sales for the current period benefited from the shipment of recently introduced products, while last year's sales were negatively affected by deep production and shipment cutbacks that were made to reduce Company and field inventories. Operating profit for the quarter was $23 million, compared to an operating loss of $43 million last year. The improvement was mostly due to higher sales and production volumes and related manufacturing efficiencies. Partially offsetting these factors was a $10 million pretax increase in postretirement benefit costs. The receipt of a fire insurance settlement benefited last year's operating results.

●

Construction and Forestry. Segment sales increased 32 percent for the quarter, while production volumes at core manufacturing facilities were up by a similar percentage. Although retail sales remained below normal, the segment was able to better align sales and production volumes with retail demand compared with last year, when dealers were reducing field inventories and rental fleets. In addition, sales for the quarter benefited from the inclusion of sales from the Deere-Hitachi marketing relationship primarily in the United States and Canada. First-quarter operating profit rose to $16 million, compared to a $66 million operating loss last year. The profit improvement was primarily due to the higher sales and production volumes and related manufacturing efficiencies. Also of benefit was higher price realization as well as cost and expense reductions. Partially offsetting these factors was a $16 million pretax increase in postretirement benefit costs. Last year's results included a $16 million pretax charge related to the closing of a Tennessee factory.

●

Credit. The credit segment had an operating profit of $107 million for the first quarter, compared with $118 million last year. The decrease was primarily due to lower gains resulting from a reduced volume of retail notes sold and higher administrative expenses related to growth in the portfolio. Partially offsetting these factors was a lower provision for credit losses. Last year's results were negatively affected by losses of $8 million pretax related to the Argentine peso devaluation. Total revenues of the credit operations, including intercompany revenues, decreased 10 percent from $410 million in the first quarter of 2002 to $367 million in the current quarter. The average balance of receivables and leases financed was 25 percent higher in the first quarter, compared with the same period last year. Interest expense decreased 8 percent in the current quarter, compared with last year, as a result of lower average borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 2.00 to 1 for the first quarter this year, compared with 2.01 to 1 in 2002.

●

Other. The other segments had an operating profit of $4 million for the first quarter, compared with an operating loss of $5 million last year. The quarterly improvement was due to lower costs of the special technologies group and the absence of goodwill amortization from the adoption of FASB Statement No. 142. The operating profit for the health care operations was approximately the same as last year's first quarter.

Additional information on business segments is presented in Note 8.

The cost of sales to net sales ratio for the first quarter of 2003 was 81.7 percent, compared to 86.6 percent in the same period last year. The decrease was primarily due to manufacturing efficiencies related to higher production and sales, improved price realization, the discontinuance of the amortization of goodwill and the costs last year from closing a factory in Tennessee. This decrease was partially offset by higher postretirement benefit costs. Health care premiums and fees and related health care claims and costs decreased in the current quarter compared to last year, primarily from a shift in a portion of the health care business from insured to self-insured.
Other operating expenses decreased, primarily as a result of losses from the Argentine operations related to the peso devaluation in the first quarter last year. Finance and interest income decreased in the first quarter of this year, due to lower interest rates. Other income decreased in the first quarter of this year, primarily due to a decreased volume of retail notes sold and the receipt of the fire insurance settlement in last year's first quarter.

Market Conditions and Outlook

Based on the conditions outlined below, net equipment sales for the second quarter of 2003 are currently forecast to be up 10 to 15 percent from the same period last year, with Company-wide net income from $200 million to $250 million. The Company now expects equipment sales to be up by 7 to 9 percent for the year, slightly below earlier estimates. However, full-year net income still is projected to be in the range of $500 million to $600 million as a result of continuing efforts to control costs and asset levels. Economic uncertainties associated with current world events have increased the downside risk to this forecast.

●

Agricultural Equipment. With machinery sales in the United States and Canada running well below prior-year levels, industry retail sales for the full year are now expected to be flat for 2003. Factors contributing to the lower sales to date include economic uncertainties, concerns over dry weather and slow signups for assistance under the new Farm Bill. The lag in signups has delayed substantial government payments, which together with last year's reduced harvest, has caused near term cash flow pressure for many farmers. Sales activity is expected to pick up in the spring as farmers prepare for planting and start receiving government payments. In other areas, the Company's retail sales in Western Europe are expected to grow in 2003 as the Company builds on last year's strong performance and further expands its presence in this important area. The Company's sales in South America are forecast to be about the same as last year. As a result of these factors, worldwide sales of John Deere agricultural equipment are forecast to be up 7 to 9 percent for the year.

●

Commercial & Consumer Equipment. Compared with last year, when production and shipping levels were well below retail sales, John Deere commercial and consumer equipment shipments are projected to be up 13 to 15 percent in 2003. Sales are expected to benefit from the success of new products, such as the 100-series lawn tractors, which will be available this spring through John Deere dealers and Home Depot stores. Production levels are expected to be particularly high early in the year in advance of the important spring selling season.

●

Construction & Forestry. Construction equipment markets are expected to remain under pressure this year due to lagging business investment and continued weakness in the independent rental channel. Global forestry markets are expected to remain sluggish as well. Nevertheless, the Company has announced two modest price increases in recent weeks, as a period of particularly aggressive discounting for the industry seems to be easing. In this environment, sales of the Company's construction and forestry equipment are forecast to be up slightly for 2003 with the full-year inclusion of Hitachi sales, and down slightly without the Hitachi benefit.

●

Credit. Credit results for 2003 are expected to benefit from lower write-offs, further growth in the loan portfolio and stable margins. On this basis, the credit segment continues to expect net income for the year of about $300 million.

The Company's efforts to expand its customer base, along with a continued focus on asset and operating efficiency, are expected to lead to higher results for the year. Although retail sales have started slowly, the Company expects to continue benefiting from improved efficiency and advanced new products.

FASB Statement No. 142

In the first quarter of 2003, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. In accordance with this Statement, the Company did not amortize goodwill related to new acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions as of November 1, 2002. Based on the new standard, goodwill will be written down only for impairments. The Company was also required to test existing goodwill for impairment on a transitional basis as of November 1, 2002. The Company has completed this test and has determined that its goodwill is not impaired and no write-downs are necessary. In the first quarter of 2002, the Company had goodwill amortization of $14 million pretax and $13 million after-tax.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company's agricultural equipment segment the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, animal diseases (including further outbreaks of "mad cow" and "foot-and-mouth" diseases), crop pests, harvest yields and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company's commercial and consumer equipment segment include general economic conditions in the United States, consumer confidence, consumer borrowing patterns and weather conditions. Another important assumption is continued consumer acceptance of the Company's new products, including the new 100-series lawn tractors that will be available this spring. Sales of commercial and consumer equipment during the spring are also affected by the severity and timing of weather patterns.

The number of housing starts is especially important to sales of the Company's construction equipment. The levels of public and non-residential construction also impact the results of the Company's construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company's businesses are affected by general economic conditions in and the political stability of the global markets in which the Company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof, actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact pension expenses.

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

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year end, the Equipment Operations began selling most of its trade receivables to the Company's credit operations, which decreased the seasonal variations in financing requirements. To the extent necessary, funds provided from operations are supplemented by external borrowing sources.

Negative cash flows from operating activities in the first three months of 2003 of $303 million resulted primarily from increases in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables, a decrease in taxes receivable, an increase in retirement benefit accruals and net income. The resulting net cash requirement for operating activities, payment of dividends and purchases of property and equipment were provided primarily from a decrease in cash and cash equivalents, an increase in borrowings and a decrease in receivables from Financial Services.

In the first three months of 2002, negative cash flows from operating activities of $468 million resulted primarily from a decrease in accounts payable and accrued expenses, an increase in inventories and a net loss. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables and dividends from Financial Services. The resulting net cash requirement for operating activities, along with purchases of property and equipment and payment of dividends, were provided primarily from a decrease in receivables from Financial Services and sales of businesses, mainly the hand-held consumer products business.

Trade receivables held by the Equipment Operations decreased $235 million during the first quarter and $232 million from a year ago. At October 31, 2001, the Equipment Operations began selling a significant portion of its trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories at January 31, 2003 increased by $558 million during the first three months, primarily reflecting a seasonal increase in the first quarter. Inventories increased $99 million, compared to a year ago, primarily due to the higher sales and production volumes and a $25 million increase from exchange rate fluctuations. The ratios of inventories at LIFO cost to the last 12 months' cost of sales were 20 percent at January 31, 2003, compared to 14 percent at October 31, 2002 and 20 percent at January 31, 2002.

Total interest-bearing debt of the Equipment Operations was $3,510 million at January 31, 2003, compared with $3,387 million at the end of fiscal year 2002 and $2,988 million at January 31, 2002. The ratios of debt to total capital (total interest-bearing debt and stockholders' equity) were 52 percent, 52 percent and 43 percent at January 31, 2003, October 31, 2002 and January 31, 2002, respectively. However, due to the increases in cash and cash equivalents since January 31, 2002, the ratios of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity were 7 percent at January 31, 2003 and zero percent at October 31, 2002, compared to 22 percent at January 31, 2002.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first quarter of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $186 million in the current quarter. Cash provided by financing activities totaled $233 million in the current quarter, resulting primarily from an increase in total external long-term borrowings, partially offset by a decrease in payables to the Equipment Operations. Cash used by investing activities totaled $196 million in the first three months of 2003, primarily due to the cost of receivables acquired exceeding collections, partially offset by the sales of retail notes. Cash and cash equivalents also increased $229 million.

In the first quarter of 2002, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings from the Equipment Operations. Cash provided from Financial Services operating activities was $128 million in the first quarter of 2002. Cash provided by investing activities totaled $1,749 million in the first three months of 2002, primarily due to the collections of receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of receivables and leases acquired. Cash used for financing activities totaled $1,957 million in the first quarter of 2002, resulting primarily from a decrease in total borrowings from the Equipment Operations and a dividend paid to the Equipment Operations.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. During the first quarter of 2003 and the past 12 months, receivables and leases increased $225 million and $1,470 million, respectively, due to the cost of receivables and leases acquired exceeding collections and sales of retail notes. Total acquisitions of receivables and leases were 21 percent higher in the first three months of 2003, compared with the same period last year, primarily due to higher acquisition volumes of trade receivables. Acquisition volumes of revolving charge accounts and operating loans were also higher in the first three months of 2003, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $15,406 million at January 31, 2003, compared with $15,363 million at October 31, 2002 and $14,407 million at January 31, 2002. At January 31, 2003, the unpaid balance of all retail notes and leases previously sold was $2,439 million, compared with $2,621 million at October 31, 2002 and $2,910 million at January 31, 2002.

Total external interest-bearing debt of the credit operations was $11,130 million at January 31, 2003, compared with $10,001 million at the end of fiscal year 2002 and $9,875 million at January 31, 2002. Total external borrowings increased during the first three months of 2003 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of interest-bearing debt to stockholder's equity was 5.6 to 1 at January 31, 2003, compared with 5.6 to 1 at October 31, 2002 and 4.8 to 1 at January 31, 2002.

In the first quarter of 2003, the credit operations issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.9% at January 31, 2003. During the first quarter of 2003, the credit operations also issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 2.1% at January 31, 2003. During the first quarter of 2003, the credit operations also issued $342 million and retired $851 million of other long-term borrowings, which were primarily medium-term notes.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted unsecured bank lines of credit.

To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company's securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company's current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook from each of these agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A-	A-2	Stable
Fitch Ratings	A	F1	Negative
Dominion Bond Rating Service	A	R-1 (low)	Negative (long-term only)

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at January 31, 2003, October 31, 2002 and January 31, 2002 was approximately $1.8 billion, $1.8 billion and $3.3 billion, respectively, while the total cash and short-term investment position was approximately $3.6 billion, $2.8 billion and $2.4 billion, respectively. In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada. In order to further enhance it liquidity profile, the Company has decreased its commercial paper balances and increased its use of long-term debt since January 31, 2002.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,368 million at January 31, 2003, $2,369 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,150 million, expiring in February 2006. On February 18, 2003, the Company and John Deere Capital Corporation replaced their existing $1.85 billion short-term credit agreement with a $1.35 billion 364-day credit agreement.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $178 million during the first three months of 2003 primarily due to a seasonal increase. These receivables increased $233 million, compared to a year ago, primarily due to a $100 million increase from the fluctuation in exchange rates and the previously-mentioned higher sales and production volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 24 percent at January 31, 2003, compared to 23 percent at October 31, 2002 and 25 percent at January 31, 2002. Agricultural equipment trade receivables increased $123 million, commercial and consumer equipment receivables increased $69 million, construction and forestry receivables increased $43 million and other equipment receivables decreased $2 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 5 percent, 6 percent and 11 percent at January 31, 2003, October 31, 2002 and January 31, 2002, respectively.

Stockholder's equity was $3,257 million at January 31, 2003, compared with $3,163 million at October 31, 2002 and $3,942 million at January 31, 2002. The increase of $94 million during the first quarter of 2003 resulted primarily from net income of $68 million, a change in the cumulative translation adjustment of $58 million and a decrease in treasury stock of $15 million, which were partially offset by dividends declared of $53 million.

The Board of Directors at its meeting on February 26, 2003 declared a quarterly dividend of 22 cents per share payable May 1, 2003 to stockholders of record on March 31, 2003. In addition in March 2003, the Company made cash contributions of approximately $475 million to the Company's salaried and hourly pension and other postretirement employee benefit plans. The Company elected to make the contributions in order to strengthen the funded status of the plans.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after an evaluation on March 4, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rules 13a-14(c) and 15d-14(c).

(b)

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

	(b)	Reports on Form 8K

		Date of Report	Item	Financial Statements

		November 7, 2002	9	None
		November 12, 2002	9	None
		November 19, 2002	5 & 7	Earnings Release of the Company
		December 4, 2002	9	None
		January 3, 2003	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	March 4, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deere & Company;

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

Date:	March 4, 2003	By:	/s/ R. W. Lane

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

Date:	March 4, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones
Principal Financial Officer

INDEX TO EXHIBITS
Number

2	Not applicable

3.1	Certificate of incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K of the Company for the year ended October 31, 1999).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.3 to Form 10-K of the Company for the year ended October 31, 1999).

4

364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JP Morgan Chase Bank, as administrative agent, Citibank, N.A. and Credit Suisse First Boston as documentation agents, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 18, 2003.

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