Form 10-Q
period 2003-04-30
DEERE & CO
filed 2003-05-29
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

At April 30, 2003, 239,382,305 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 35

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Three Months Ended April 30, 2003 and 2002 (In millions of dollars except per share amounts) Unaudited

	2003	2002

Net Sales and Revenues
Net sales	$3,867.3	$3,409.0
Finance and interest income	317.9	328.6
Health care premiums and fees	166.1	170.0
Other income	48.7	78.9

Total	4,400.0	3,986.5

Costs and Expenses
Cost of sales	3,055.2	2,749.6
Research and development expenses	144.3	132.0
Selling, administrative and general expenses	425.4	450.5
Interest expense	160.6	156.7
Health care claims and costs	135.9	141.7
Other operating expenses	80.4	115.9

Total	4,001.8	3,746.4

Income of Consolidated Group
Before Income Taxes	398.2	240.1
Provision for income taxes	140.4	93.1

Income of Consolidated Group	257.8	147.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.1	(1.1)
Other	(1.0)	(4.1)

Total	(.9)	(5.2)

Net Income	$256.9	$141.8

Per Share:
Net income - basic	$1.08	$.60
Net income - diluted	$1.07	$.59

See Notes to Interim Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Six Months Ended April 30, 2003 and 2002 (In millions of dollars except per share amounts) Unaudited

	2003	2002

Net Sales and Revenues
Net sales	$6,141.1	$5,346.5
Finance and interest income	628.7	667.9
Health care premiums and fees	317.2	331.5
Other income	106.6	162.7

Total	7,193.6	6,508.6

Costs and Expenses
Cost of sales	4,912.7	4,428.2
Research and development expenses	261.8	259.2
Selling, administrative and general expenses	782.8	816.0
Interest expense	312.5	318.6
Health care claims and costs	256.2	275.1
Other operating expenses	163.9	224.8

Total	6,689.9	6,321.9

Income of Consolidated Group
Before Income Taxes	503.7	186.7
Provision for income taxes	177.9	68.7

Income of Consolidated Group	325.8	118.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	(2.0)
Other	(1.1)	(12.4)

Total	(.9)	(14.4)

Net Income	$324.9	$103.6

Per Share:
Net income - basic	$1.36	$.44
Net income - diluted	$1.35	$.43

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

April 30	October 31	April 30
2003	2002	2002

Assets
Cash and cash equivalents	$3,324.2	$2,814.9	$2,616.5
Marketable securities	211.9	189.2	214.0
Receivables from unconsolidated
affiliates	326.2	265.8	277.1
Trade accounts and notes
receivable - net	3,711.2	2,733.6	3,517.3
Financing receivables - net	9,455.9	9,067.5	7,670.2
Other receivables	264.5	426.4	382.8
Equipment on operating leases - net	1,425.5	1,609.2	1,713.9
Inventories	2,006.8	1,371.8	1,806.7
Property and equipment - net	2,010.5	1,998.3	2,010.1
Investments in unconsolidated affiliates	175.9	180.6	190.2
Goodwill	846.6	804.0	827.1
Other intangible assets - net	90.2	90.9	26.5
Prepaid pension costs	54.2	49.6	678.7
Other assets	628.8	582.1	423.1
Deferred income taxes	1,538.5	1,490.1	971.8
Deferred charges	113.6	94.0	113.4

Total assets	$26,184.5	$23,768.0	$23,439.4

Liabilities and Stockholders' Equity
Short-term borrowings	$5,056.9	$4,437.3	$4,971.4
Payables to unconsolidated
affiliates	97.3	64.0	42.0
Accounts payable and accrued
expenses	3,181.7	3,142.2	2,900.4
Health care claims and reserves	103.2	92.8	109.3
Accrued taxes	246.2	87.4	136.5
Deferred income taxes	28.1	24.5	19.6
Long-term borrowings	10,412.5	8,950.4	8,471.5
Retirement benefit accruals
and other liabilities	3,528.8	3,806.2	2,698.6

Total liabilities	22,654.7	20,604.8	19,349.3

Common Stock, $1 par value (issued shares at
April 30, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7
Common stock in treasury	(1,306.0)	(1,322.2)	(1,344.8)
Unamortized restricted stock compensation	(8.1)	(17.8)	(17.7)
Retained earnings	4,128.4	3,912.6	3,808.6

Total	4,771.3	4,529.6	4,393.8
Accumulated other comprehensive income (loss)	(1,241.5)	(1,366.4)	(303.7)

Total stockholders' equity	3,529.8	3,163.2	4,090.1

Total liabilities and stockholders' equity	$26,184.5	$23,768.0	$23,439.4

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS For the Six Months Ended April 30, 2003 and 2002 (In millions of dollars) Unaudited

	2003	2002

Cash Flows from Operating Activities
Net income	$324.9	$103.6
Adjustments to reconcile net income to net cash
used for operating activities	(1,217.7)	(328.8)

Net cash used for operating activities	(892.8)	(225.2)

Cash Flows from Investing Activities
Collections of receivables	4,228.2	3,734.3
Proceeds from sales of financing receivables	606.2	2,613.0
Proceeds from maturities and sales of marketable securities	27.4	28.1
Proceeds from sales of equipment on operating leases	277.8	308.6
Proceeds from sales of businesses	22.5	50.1
Cost of receivables acquired	(5,038.8)	(4,933.7)
Purchases of marketable securities	(49.0)	(67.1)
Purchases of property and equipment	(117.1)	(142.6)
Cost of operating leases acquired	(195.8)	(249.9)
Acquisitions of businesses, net of cash acquired	(8.0)	(11.7)
Decrease (increase) in receivables with unconsolidated affiliates	(8.4)	10.2
Other	(27.0)	(80.7)

Net cash provided by (used for) investing activities	(282.0)	1,258.6

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,061.4	(1,145.9)
Proceeds from long-term borrowings	2,002.5	3,179.7
Principal payments on long-term borrowings	(1,323.6)	(1,406.5)
Proceeds from issuance of common stock	20.4	33.4
Repurchases of common stock	(.4)	(1.2)
Dividends paid	(105.2)	(104.0)
Other	(1.4)	(1.8)

Net cash provided by financing activities	1,653.7	553.7

Effect of Exchange Rate Changes on Cash	30.4	(.6)

Net Increase in Cash and Cash Equivalents	509.3	1,586.5
Cash and Cash Equivalents at Beginning of Period	2,814.9	1,030.0

Cash and Cash Equivalents at End of Period	$3,324.2	$2,616.5

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

Certain amounts for prior years have been reclassified to conform with 2003 financial statement presentations.

(2)	Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations  -  These data include the Company's agricultural equipment, commercial and consumer equipment, construction and forestry and special technologies operations with Financial Services reflected on the equity basis.

Financial Services - These data include the Company's credit and health care operations.

Consolidated - These data represent the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3)	An analysis of the Company's retained earnings follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30

	2003	2002	2003	2002

Balance, beginning of period	$3,924.4	$3,734.9	$3,912.6	$3,834.8
Net income	256.9	141.8	324.9	103.6
Dividends declared	(52.6)	(52.3)	(105.2)	(104.5)
Other	(.3)	(15.8)	(3.9)	(25.3)

Balance, end of period	$4,128.4	$3,808.6	$4,128.4	$3,808.6

(4)

The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements. The pro forma net income and net income per share according to the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, with dollars in millions except per share amounts were as follows:

Six Months Ended April 30

2003	2002

Net income as reported	$324.9	$103.6

Add:
Stock-based employee compensation costs, net of tax, included in net income	1.3	1.0

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(16.1)	(18.1)

Pro forma net income	$310.1	$86.5

Net income per share:
As reported - basic	$1.36	$.44
Pro forma - basic	1.30	.36
As reported - diluted	1.35	.43
Pro forma - diluted	1.29	.36

(5)

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2003	October 31 2002	April 30 2002

Raw materials and supplies	$533	$515	$557
Work-in-process	399	361	410
Finished machines and parts	2,013	1,444	1,838

Total FIFO value	2,945	2,320	2,805
Adjustment to LIFO basis *	938	948	998

Inventories	$2,007	$1,372	$1,807

*

The inventories at FIFO reflect current costs that are lower than in previous years due to the Company's cost reduction initiatives. However, the inventories at LIFO reflect historical costs that remain constant. These factors have decreased the amount of the adjustment required from FIFO to LIFO.

(6)	Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

Beginning balance at October 31, 2002	$332

Payments	(126)

Accruals for warranties	158

Ending balance at April 30, 2003	$364

The Company has guaranteed certain recourse obligations on financing receivables that it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2003, the maximum amount of exposure to losses under these agreements was $178 million, which is net of accrued losses of $20 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At April 30, 2003, the maximum remaining term of the receivables guaranteed was approximately six years.

The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interest. These puts could be exercised over a two-year period which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion and Analysis under the caption Capital Resources and Liquidity. The Company also has call options to acquire the majority owners' interest. These calls can be exercised over a two-year period beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period. At April 30, 2003, the Company had accrued costs of $95 million under these option agreements.

At April 30, 2003, the Company had guaranteed approximately $80 million of residual value for five operating leases related to certain administrative and manufacturing buildings. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $15 million related to these agreements at April 30, 2003. The leases have terms expiring from 2004 to 2007.

At April 30, 2003, the Company had approximately $80 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2003, the Company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2003 was approximately 5 years.

The Company also had other miscellaneous contingent liabilities totaling approximately $35 million at April 30, 2003, for which it believes the probability for payment is remote.

Commitments

At April 30, 2003, the Company had commitments of approximately $91 million for construction and acquisition of property and equipment. The Company had pledged assets of $12 million, primarily outside the United States, as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at April 30, 2003.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30

	2003	2002	2003	2002

Dividends declared	$.22	$.22	$.44	$.44
Dividends paid	$.22	$.22	$.44	$.44

(8)	Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30				Six Months Ended April 30

	2003	2002		% Change	2003	2002		% Change

Net sales and revenues:
Agricultural equipment **	$2,166	$1,908		+14	$3,437	$3,088		+11
Commercial and consumer equipment	992	883		+12	1,475	1,241		+19
Construction and forestry	697	602		+16	1,209	989		+22
Other	12	16		-25	20	29		-31

Total net sales ***	3,867	3,409		+13	6,141	5,347		+15
Credit revenues **	329	373		-12	652	748		-13
Other revenues	204	205			401	414		-3

Total net sales and revenues ***	$4,400	$3,987		+10	$7,194	$6,509		+11

Operating profit (loss): ****
Agricultural equipment	$195	$173	*	+13	$202	$157	*	+29
Commercial and consumer equipment	110	80	*	+38	132	37	*	+257
Construction and forestry	35	(22)	*		52	(88)	*
Credit	111	79		+41	218	197		+11
Other	5	(7)	*		8	(11)	*

Total operating profit ***	456	303	*	+50	612	292	*	+110
Interest, corporate expenses - net
and income taxes	(199)	(161)		+24	(287)	(188)		+53

Net income	$257	$142	*	+81	$325	$104	*	+213

Identifiable assets:
Agricultural equipment					$3,108	$3,410		-9
Commercial and consumer equipment					1,701	1,601		+6
Construction and forestry					1,457	1,443		+1
Credit					15,281	13,088		+17
Other					381	386		-1
Corporate					4,257	3,511		+21

Total assets					$26,185	$23,439		+12

*

In the second quarter of 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments included pretax goodwill amortization of $3, $4, $4 and $3, respectively, for a total of $14. In the first six months of 2002, these amounts were $7, $7, $8 and $6, respectively, for a total of $28. In the second quarter of 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments also included pretax costs (income) for special items related to restructuring of $8, $(3), $6, and $6, respectively, for a total of $17. In the first six months of 2002, these amounts were $8, $(2), $22 and $6, respectively, for a total of $34. In the first six months of 2003, there was no goodwill amortization and the costs or income for special items were not material.

**	Additional intersegment sales and revenues:
Agricultural equipment sales	$17	$17		$28	$28
Credit revenues	57	41	+39	101	76	+33
***	Includes overseas equipment operations as follows:
Net sales	$1,172	$959	+22	$1,896	$1,569	+21
Operating profit	149	85	+75	196	101	+94
****

Operating profit (loss) is income before external interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit (loss) of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:
	Six Months Ended April 30

	2003	2002

Net income	$324.9	$103.6
Average shares outstanding	239.3	237.8
Basic net income per share	$1.36	$.44

Average shares outstanding	239.3	237.8
Effect of dilutive stock options	2.2	2.6

Total potential shares outstanding	241.5	240.4

Diluted net income per share	$1.35	$.43

Stock options to purchase 2.3 million shares during the first six months of 2003 and 2.8 million during the first six months of 2002 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

(10)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

Three Months Ended April 30		Six Months Ended April 30

2003	2002	2003	2002

Net income	$256.9	$141.8	$324.9	$103.6

Other comprehensive income, net of tax:

Change in cumulative translation adjustment	58.7	20.7	116.9	32.1

Unrealized gain on investments	3.3	.3	6.6	.4

Unrealized gain on derivatives	4.9	15.0	1.4	32.7

Comprehensive income	$323.8	$177.8	$449.8	$168.8

(11)

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related actions), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial statements.

(12)

In 2002 and the fourth quarter of 2001, the Company announced certain actions aimed at increasing efficiency and reducing costs. The Company established reserves and liabilities to recognize the accruable costs of these actions. The changes in these reserves and liabilities in millions of dollars and the number of employee reductions during the first six months of 2003 were as follows:

Reserves and Liabilities October 31, 2002	Accruals and Adjustments Expense (Income)	Liquidations And Payments	Reserves and Liabilities April 30, 2003

Property and equipment reserves	$ 34		$ (5)		$ 29
Inventory reserves	2	$ 1	(1)		2
Termination benefits	11	(1)	(8	) *	2
Contract terminations	18	(3)	(2)		13
Warranties and product returns	1				1
Other costs	12	(1)	(6)		5

Total	$ 78	$ (4)	$ (22)		$ 52

	October 31, 2002	Additions	Reductions		April 30, 2003

Employee reductions	200		190	*	10

*	The decrease in the termination benefits liability is not proportional to the reduction in employees since certain benefits related to past services are not paid immediately upon termination.

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

In accordance with Statement No. 142, the Company did not amortize goodwill related to acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions upon adoption of the new standard as of November 1, 2002. Based on the new standard, goodwill will be written down only for impairments. The Company was also required to test existing goodwill for impairment on a transitional basis as of November 1, 2002. The Company has completed this test and has determined that its goodwill is not impaired and no write-downs are necessary. A fair value approach was applied to the Company's reporting units to determine if the carrying value of goodwill was impaired. The fair value of the reporting units was established based on discounted cash flows and market multiples. Goodwill will continue to be tested for impairment annually, or more often if events and circumstances change.

A reconciliation of reported net income to adjusted net income, excluding goodwill amortization, is as follows with dollars in millions except per share amounts:

Three Months Ended April 30		Six Months Ended April 30

2003	2002	2003	2002

Reported net income	$256.9	$141.8	$324.9	$103.6
Goodwill amortization, net of tax		12.8		25.6

Adjusted net income	$256.9	$154.6	$324.9	$129.2

Basic net income per share:
Reported net income	$1.08	$.60	$1.36	$.44
Goodwill amortization, net of tax		.05		.11

Adjusted net income	$1.08	$.65	$1.36	$.55

Diluted net income per share:
Reported net income	$1.07	$.59	$1.35	$.43
Goodwill amortization, net of tax		.05		.11

Adjusted net income	$1.07	$.64	$1.35	$.54

In the first quarter of 2003, the Company also adopted the following accounting standards issued by the FASB. Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The Interpretation also requires certain disclosures for guarantees, which are included in Note 6 under contingencies. Statement No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities, requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires certain pro forma disclosures, which are included in Note 4. This Statement also amended the transition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The adoption of these standards did not have a material effect on the Company's financial position or net income.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 10 to the Company's 2002 Annual Report filed on Form 10-K, the Company's credit operations hold retained interests in certain variable interest entities related to the securitization and sale of their retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value that is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At April 30, 2003, the assets of these entities related to the Company's securitization and sales of retail notes totaled approximately $2,250 million and the maximum exposure to losses from recourse obligations related to these entities was $177 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The standard is primarily effective for transactions occurring after June 30, 2003. In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. The Company does not expect the adoption of these standards to have a material effect on the Company's financial position or net income.

(14) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended April 30, 2003 and 2002
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Net Sales and Revenues
Net sales	$3,867.3	$3,409.0
Finance and interest income	17.3	14.5	$360.4	$357.0
Health care premiums and fees			170.8	174.6
Other income	32.3	28.3	29.1	61.7

Total	3,916.9	3,451.8	560.3	593.3

Costs and Expenses
Cost of sales	3,059.0	2,753.3
Research and development expenses	144.3	132.0
Selling, administrative and general expenses	309.8	292.7	117.1	159.4
Interest expense	53.6	54.2	112.6	105.5
Interest compensation to Financial Services	54.2	39.8
Health care claims and costs			135.9	141.7
Other operating expenses	14.5	26.3	78.0	100.1

Total	3,635.4	3,298.3	443.6	506.7

Income of Consolidated Group
Before Income Taxes	281.5	153.5	116.7	86.6
Provision for income taxes	99.9	58.6	40.5	34.5

Income of Consolidated Group	181.6	94.9	76.2	52.1

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	72.9	47.3	.1	(1.1)
Other	2.4	(.4)

Total	75.3	46.9	.1	(1.1)

Net Income	$256.9	$141.8	$76.3	$51.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF INCOME For the Six Months Ended April 30, 2003 and 2002
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Net Sales and Revenues
Net sales	$6,141.1	$5,346.5
Finance and interest income	37.5	32.2	$700.0	$719.6
Health care premiums and fees			326.5	340.4
Other income	70.5	71.9	59.9	112.8

Total	6,249.1	5,450.6	1,086.4	1,172.8

Costs and Expenses
Cost of sales	4,920.2	4,435.4
Research and development expenses	261.8	259.2
Selling, administrative and general expenses	564.3	551.4	221.6	268.4
Interest expense	108.1	108.0	218.2	220.7
Interest compensation to Financial Services	94.9	73.8
Health care claims and costs			256.2	275.1
Other operating expenses	26.3	48.1	160.2	196.6

Total	5,975.6	5,475.9	856.2	960.8

Income (Loss) of Consolidated Group
Before Income Taxes	273.5	(25.3)	230.2	212.0
Provision (credit) for income taxes	97.1	(9.7)	80.8	78.4

Income (Loss) of Consolidated Group	176.4	(15.6)	149.4	133.6

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	141.9	123.3	.2	(2.0)
Other	6.6	(4.1)

Total	148.5	119.2	.2	(2.0)

Net Income	$324.9	$103.6	$149.6	$131.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES

	April 30 2003	October 31 2002	April 30 2002	April 30 2003	October 31 2002	April 30 2002

Assets
Cash and cash equivalents	$2,879.5	$2,638.5	$2,122.8	$444.7	$176.3	$493.7
Cash equivalents deposited with unconsolidated subsidiaries	231.4	790.8	601.9

Total cash and cash equivalents	3,110.9	3,429.3	2,724.7	444.7	176.3	493.7
Marketable securities				211.9	189.2	214.0
Receivables from unconsolidated subsidiaries and affiliates	229.7	220.1	188.7	291.9	259.8	273.2
Trade accounts and notes receivable - net	940.7	909.4	1,301.6	3,183.0	2,137.7	2,571.9
Financing receivables - net	35.4	60.1	43.7	9,420.5	9,007.4	7,626.5
Other receivables	117.8	279.1	200.3	146.7	147.3	182.4
Equipment on operating leases - net	11.5	12.4	12.7	1,414.0	1,596.8	1,701.2
Inventories	2,006.8	1,371.8	1,806.7
Property and equipment - net	1,976.9	1,963.4	1,972.8	33.6	34.9	37.3
Investments in unconsolidated subsidiaries and affiliates	2,355.8	2,248.5	2,315.5	3.0	7.7	10.9
Goodwill	846.4	803.9	826.9	.2	.2	.2
Other intangible assets - net	89.9	90.4	25.9	.3	.4	.5
Prepaid pension costs	54.2	49.6	678.7
Other assets	212.4	208.1	169.5	416.4	374.0	253.7
Deferred income taxes	1,626.6	1,576.3	1,035.1	1.4	1.8	1.1
Deferred charges	90.7	73.4	93.4	25.5	20.6	20.0

Total assets	$13,705.7	$13,295.8	$13,396.2	$15,593.1	$13,954.1	$13,386.6

Liabilities and Stockholders' Equity
Short-term borrowings	$411.4	$398.1	$851.2	$4,645.5	$4,039.2	$4,120.2
Payables to unconsolidated subsidiaries and affiliates	108.1	79.4	57.9	415.9	989.7	770.8
Accounts payable and accrued expenses	2,915.3	2,800.7	2,686.9	681.5	654.9	569.7
Health care claims and reserves				103.2	92.8	109.3
Accrued taxes	226.5	83.2	129.4	19.7	4.2	7.1
Deferred income taxes	11.4	9.5	3.1	106.3	102.9	80.9
Long-term borrowings	3,013.3	2,988.8	2,912.3	7,399.2	5,961.5	5,559.1
Retirement benefit accruals and other liabilities	3,489.9	3,772.9	2,665.3	38.8	33.3	33.3

Total liabilities	10,175.9	10,132.6	9,306.1	13,410.1	11,878.5	11,250.4

Common Stock, $1 par value (issued shares at
April 30, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7	968.6	968.6	968.6
Common stock in treasury	(1,306.0)	(1,322.2)	(1,344.8)
Unamortized restricted stock compensation	(8.1)	(17.8)	(17.7)
Retained earnings	4,128.4	3,912.6	3,808.6	1,272.7	1,195.9	1,241.8

Total	4,771.3	4,529.6	4,393.8	2,241.3	2,164.5	2,210.4
Accumulated other comprehensive income (loss)	(1,241.5)	(1,366.4)	(303.7)	(58.3)	(88.9)	(74.2)

Total stockholders' equity	3,529.8	3,163.2	4,090.1	2,183.0	2,075.6	2,136.2

Total liabilities and stockholders' equity	$13,705.7	$13,295.8	$13,396.2	$15,593.1	$13,954.1	$13,386.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) CONDENSED STATEMENT OF CASH FLOWS For the Six Months Ended April 30, 2003 and 2002 (In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Cash Flows from Operating Activities
Net income	$324.9	$103.6	$149.6	$131.6
Adjustments to reconcile net income to net cash
provided by (used for) operating activities	(488.9)	(133.8)	221.0	215.6

Net cash provided by (used for) operating activities	(164.0)	(30.2)	370.6	347.2

Cash Flows from Investing Activities
Collections of receivables	34.7	11.3	8,058.4	6,550.9
Proceeds from sales of financing receivables			606.2	2,613.0
Proceeds from maturities and sales of marketable securities			27.4	28.1
Proceeds from sales of equipment on operating leases	.1	.7	277.7	307.8
Proceeds from sales of businesses	22.5	50.1
Cost of receivables acquired	(6.9)	(6.8)	(9,901.7)	(8,104.6)
Purchases of marketable securities			(49.0)	(67.1)
Purchases of property and equipment	(115.0)	(140.7)	(2.2)	(1.9)
Cost of operating leases acquired	(1.2)	(4.2)	(194.5)	(245.7)
Acquisitions of businesses, net of cash acquired	(8.0)	(4.5)		(7.3)
Decrease (increase) in receivables with unconsolidated affiliates			(32.1)	40.8
Other	.6	8.4	(25.5)	(89.1)

Net cash provided by (used for) investing activities	(73.2)	(85.7)	(1,235.3)	1,024.9

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(23.6)	124.9	1,084.9	(1,270.9)
Change in intercompany receivables/payables	14.6	62.7	(574.0)	(1,104.0)
Proceeds from long-term borrowings	5.0	699.9	1,997.4	2,479.8
Principal payments on long-term borrowings	(11.1)	(75.0)	(1,312.5)	(1,331.5)
Proceeds from issuance of common stock	20.4	33.4
Repurchases of common stock	(.4)	(1.2)
Dividends paid	(105.2)	(104.0)	(72.8)	(222.9)
Other	(1.2)	(1.8)

Net cash provided by (used for) financing activities	(101.5)	738.9	1,123.0	(1,449.5)

Effect of Exchange Rate Changes on Cash	20.3	3.1	10.1	(3.6)

Net Increase (Decrease) in Cash and Cash Equivalents	(318.4)	626.1	268.4	(81.0)
Cash and Cash Equivalents at Beginning of Period	3,429.3	2,098.6	176.3	574.7

Cash and Cash Equivalents at End of Period	$3,110.9	$2,724.7	$444.7	$493.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's net income for the second quarter was $256.9 million, or $1.07 per share, an increase of more than 80 percent over last year's second quarter net income of $141.8 million, or $.59 per share. For the first six months, net income was $324.9 million, or $1.35 per share, more than triple last year's six-month net income of $103.6 million, or $.43 per share. Increased profitability of the Company's construction and forestry and commercial and consumer equipment operations contributed to the strong second quarter. Even though the domestic farm equipment sector remained weak, the Company's improvement initiatives, as well as increased sales outside of North America, helped produce higher agricultural equipment profits.

Worldwide net sales and revenues increased 10 percent to $4,400 million for the second quarter as compared to a year ago and increased 11 percent to $7,194 million for the first six months. Net sales were $3,867 million for the quarter and $6,141 million for six months, compared with $3,409 million and $5,347 million last year. Net sales increased due primarily to higher physical volumes in all three major equipment segments. Additionally, currency exchange rates and price realization had a favorable impact on this year's sales. Compared with last year, overseas sales increased 22 percent for the quarter and 21 percent for the first six months. Excluding the impact of changes in currency exchange rates, the increases in overseas sales were 10 percent and 11 percent, respectively, due primarily to higher agricultural equipment sales.

The Company's Equipment Operations reported operating profit of $339 million for the second quarter and $382 million for the first six months of 2003, compared with $217 million and $82 million for the same periods last year. (Operating profit is defined in Note 8). The increases for both periods were primarily due to improved price realization, higher sales and production volumes and related manufacturing efficiencies, and other cost reductions. The absence of goodwill amortization this year had a favorable pretax impact of $14 million for the quarter and $28 million for the first six months. Additionally, results for both the quarter and the year-to-date benefited from the impact of translating the foreign earnings at higher exchange rates. Partially offsetting these factors was a pretax increase in postretirement benefit costs of $69 million for the quarter and $143 million for the first six months.

These same factors mentioned above also led to the Equipment Operations achieving net income of $181.6 million for the second quarter and $176.4 million for the first six months, compared with net income of $94.9 million and a net loss of $15.6 million for the respective periods last year.

●

Agricultural Equipment. Compared with last year, agricultural equipment sales increased 14 percent for the quarter and 11 percent for the six months. The sales increases for both periods were primarily due to the impact of stronger foreign exchange rates, higher sales overseas and improved price realization.

Operating profit rose to $195 million for the quarter and $202 million for the first six months, compared with $173 million and $157 million in the respective periods last year. The increases in operating profit for both periods were primarily due to price realization, the favorable impact of translating the foreign earnings at higher exchange rates and higher sales volumes in South America. The year-to-date results benefited from higher sales and production volumes in Europe reflecting continued strength from products introduced last year. Partially offsetting these factors were a less favorable sales mix and increases in postretirement benefit costs of $47 million for the quarter and $95 million for the first six months.

●

Commercial and Consumer Equipment. Compared with last year, the segment's sales for the quarter increased 12 percent. The increase was primarily due to strong retail demand for recently introduced products and the impact of expanded distribution channels partially offset by a lower seasonal field inventory build-up. Sales for the first six months increased 19 percent, compared with last year, when the segment implemented deep production and shipment cutbacks to reduce Company and field inventories.

Operating profit was $110 million for the quarter and $132 million for the first six months, compared with $80 million and $37 million, respectively, last year. The improved results were primarily due to the impact of the increased sales and production volumes and related manufacturing efficiencies as well as other improvements from previous restructuring actions. Partially offsetting these factors were higher promotional costs related to new products and increases in postretirement benefit costs of $7 million for the quarter and $17 million for the first six months.

●

Construction and Forestry. Segment sales increased 16 percent for the quarter and 22 percent for the year-to-date. Excluding sales from the Deere-Hitachi marketing relationship in the United States and Canada, sales increased 7 percent for the quarter and 13 percent year-to-date. In the quarter, sales increased due to the impact of stronger foreign exchange rates and improved price realization. For the six months, sales benefited from dealers rebuilding field inventories to the levels of a year ago, improved price realization and the impact of stronger foreign exchange rates.

The segment's operating profit reached $35 million for the quarter and $52 million for the first six months, compared with operating losses of $22 million and $88 million, respectively, last year. The improved results were primarily due to the higher sales and production volumes and the related manufacturing efficiencies. Improved price realization as well as cost reductions also had a positive impact on this year's results. Partially offsetting these factors were increases in postretirement benefit costs of $15 million for the quarter and $31 million for the first six months. Last year's results were negatively impacted by higher costs related to the Nortrax investment and by costs related to the closing of a factory and the relocation of these operations.

●

Credit. The credit segment had an operating profit of $111 million for the second quarter and $218 million for the first six months, compared with $79 million and $197 million in the same periods last year. This year's results benefited from lower loan losses, the absence of losses in Argentina related to the peso devaluation and growth in the portfolio. Last year's results included provisions for credit losses recorded in the second quarter of $44 million pretax related to two international trade finance customers. Partially offsetting these factors were lower gains resulting from a reduced volume of retail note sales and narrower financing spreads. Total revenues of the credit operations, including intercompany revenues, decreased 7 percent from $414 million in the second quarter of 2002 to $386 million in the current quarter and 9 percent in the first six months from $824 million last year to $753 million this year primarily due to the lower gains on sales of retail notes. The average balance of receivables and leases financed was 24 percent higher in the second quarter and 26 percent higher in the first six months of 2003, compared with the same periods last year. Interest expense increased 7 percent in the second quarter, compared with the same period last year, due to increased borrowings. Interest expense decreased 1 percent in the first six months of 2003, compared with the same period last year, as a result of lower average borrowing rates. The credit operations' consolidated ratio of earnings to fixed charges was 2.01 to 1 for the second quarter this year, compared with 1.74 to 1 in 2002. The ratio was 1.99 to 1 for the first six months this year, compared to 1.88 to 1 last year.

●

Other. The other segment had an operating profit of $5 million for the second quarter and $8 million for the first six months, compared with operating losses of $7 million and $11 million in the same periods last year. The improvement was due to lower costs of the special technologies group and the absence of goodwill amortization from the adoption of FASB Statement No. 142. Last year's costs were also negatively affected by costs related to the closing of a factory. The operating profit for the health care operations for both periods was approximately the same as last year.

Additional information on business segments is presented in Note 8.

The cost of sales to net sales ratio for the second quarter and first six months of 2003 was 79.0 percent and 80.0 percent, respectively, compared to 80.7 percent and 82.8 percent in the same periods last year. The decreases were primarily due to improved price realization, higher sales and production volumes and related manufacturing efficiencies, other cost reductions and the discontinuance of the amortization of goodwill. The decreases were partially offset by higher postretirement benefit costs.

Health care premiums and fees and related health care claims and costs decreased in the current quarter and first six months, compared to last year, primarily due to a shift by a customer from insured to self-insured status. Finance and interest income decreased in both periods this year, due to lower interest rates. Other income decreased in the second quarter and first six months of this year, primarily due to a decreased volume of retail notes sold. The first six months of last year also included the receipt of a fire insurance settlement. Selling, administrative and general expenses were lower in the second quarter and first six months this year primarily due to lower provisions for credit losses in the credit operations, partially offset by higher expenses for employee postretirement benefits in the Equipment Operations. Other operating expenses decreased, primarily as a result of the absence this year of losses from the Argentine operations related to the peso devaluation in the second quarter and first six months last year. Equity income (loss) of unconsolidated affiliates improved in the first six months of this year primarily due to the results of the Deere-Hitachi Construction Machinery Corporation and Nortrax Inc. affiliates.

Market Conditions and Outlook

Based on the conditions outlined below, net equipment sales for the third quarter of 2003 are currently forecast to be up approximately 5 percent based on current exchange rates, with Company-wide net income forecast to be in a range of $175 million to $225 million. For the full year, the Company expects equipment sales to be up by 6 to 8 percent, slightly below earlier estimates, with the net income forecast remaining in a range of $500 million to $600 million. Excluding the impact of currency and price, sales are forecast to be about flat for the third quarter and for the year. Production volumes are expected to be generally lower in the second half of the year and down about 5 percent in the fourth quarter from the low levels of last year.

●

Agricultural Equipment. Although retail sales of farm machinery in the U.S. and Canada are expected to experience improvement over the next several months, the increase is not likely to offset the year's sluggish start. As a result, industry retail sales for the full year are now expected to be down about 5 percent in the U.S. and Canada. Factors seen as supporting sales for the remainder of the year include improving farmer cash flow, a continuation of solid commodity price levels and prospects for more favorable soil moisture conditions. Of importance, signups for payments under the new U.S. farm bill have been largely completed and government payments for 2003 are expected to significantly exceed last year's total. In other areas, industry retail sales in Western Europe are expected to be down by 3 to 5 percent for the year mainly due to lower farm income. Due to improvement in Argentina, the outlook for industry retail sales in South America has improved and those sales are expected to be down about 5 percent from year ago levels. Based on these factors, worldwide sales of John Deere agricultural equipment are now forecast to be up 4 to 6 percent for the year but down slightly without the benefit of currency and price changes. Production volumes in the U.S. and Canada are currently expected to be down more than 10 percent in each of the third and fourth quarters relative to a year ago.

●

Commercial & Consumer Equipment. The Company's commercial and consumer equipment sales are expected to continue benefiting from the success of the 100-series lawn tractors and other recently introduced products. As a result, sales are expected to be up by 13 to 15 percent for the year. Production was particularly high early in the year in advance of the important spring selling season and is currently expected to decline in the fourth quarter compared with last year's levels.

●

Construction & Forestry. Construction equipment markets are expected to remain under pressure this year due to lagging business investment and continued weakness in the independent rental channel. Global forestry markets are expected to remain soft as well. Despite these market conditions, however, the Company has seen a small price improvement in the first six months. Company sales to dealers, which benefited from fleet replenishment in the first six months, are now expected to be up about 7 percent for the year with the full-year inclusion of Hitachi sales. Sales are expected to be up slightly without the benefit of the Hitachi sales. Production volumes for the second half of the year are expected to be in line with a year ago.

●

Credit. Credit results for 2003 are expected to benefit from lower write-offs and further growth in the loan portfolio. On this basis, the credit segment continues to expect net income for the year of about $300 million.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company's agricultural equipment segment the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), summer weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, animal diseases (including further outbreaks of "mad cow" and "foot-and-mouth" diseases), crop pests, harvest yields and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company's commercial and consumer equipment segment include general economic conditions in the United States, consumer confidence, consumer borrowing patterns and weather conditions. Another important assumption is continued consumer acceptance of the Company's new products, including the new 100-series lawn tractors.

The number of housing starts is especially important to sales of the Company's construction equipment. The levels of public and non-residential construction also impact the results of the Company's construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company's businesses are affected by general economic conditions in and the political stability of the global markets in which the Company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof, actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit expenses. In addition, further outbreaks or the spread of severe diseases such as Severe Acute Respiratory Syndrome (SARS) could affect the Company's businesses and results.

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

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year end, the Equipment Operations began selling most trade receivables to the Company's credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external borrowing sources.

In the first six months of 2003, negative cash flows from operating activities of $164 million resulted primarily from an increase in inventories and a decrease in retirement benefit accruals due to contributions to the employee benefit plans of $475 million. Partially offsetting these operating cash outflows were positive cash flows from net income and a decrease in taxes receivable. The resulting net cash requirement for operating activities, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents.

Negative cash flows from operating activities in the first six months of 2002 of $30 million resulted primarily from increases in inventories and trade receivables. Partially offsetting these operating cash outflows were positive cash flows from net income, dividends from Financial Services, a decrease in taxes receivable and an increase in accounts payable and accrued expenses. The cash requirement for operating activities, along with purchases of property and equipment and payment of dividends, were provided primarily from an increase in borrowings, a decrease in receivables from Financial Services and sales of businesses, mainly the hand-held consumer products business. Cash and cash equivalents increased during the period.

Trade receivables held by the Equipment Operations increased $31 million during the first six months and decreased $361 million from a year ago. During this time period, the Equipment Operations has been selling most of its trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories at April 30, 2003 increased by $635 million during the first six months, primarily reflecting a seasonal increase and a $60 million increase from exchange rate fluctuations. Inventories increased $200 million, compared to a year ago, primarily due to the higher sales and production volumes and a $45 million increase from exchange rate fluctuations. The ratios of inventories at LIFO cost to the last 12 months' cost of sales were 20 percent at April 30, 2003, compared to 14 percent at October 31, 2002 and 19 percent at April 30, 2002.

Total interest-bearing debt of the Equipment Operations was $3,425 million at April 30, 2003, compared with $3,387 million at the end of fiscal year 2002 and $3,763 million at April 30, 2002. The ratios of debt to total capital (total interest-bearing debt and stockholders' equity) were 49 percent, 52 percent and 48 percent at April 30, 2003, October 31, 2002 and April 30, 2002, respectively. However, due to the increases in cash and cash equivalents since April 30, 2002, the ratios of net debt (interest-bearing debt less cash and cash equivalents) to total net debt and stockholders' equity were 8 percent at April 30, 2003 and zero percent at October 31, 2002, compared to 20 percent at April 30, 2002.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first six months of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $371 million in the first six months. Cash provided by financing activities totaled $1,123 million in the first six months, resulting primarily from an increase in total external borrowings, partially offset by a decrease in payables to the Equipment Operations and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $1,235 million in the first six months of 2003, primarily due to the cost of receivables acquired exceeding collections, partially offset by the sales of retail notes. Cash and cash equivalents also increased $268 million.

In the first six months of 2002, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $347 million in the first six months of 2002. Cash provided by investing activities totaled $1,025 million in the first six months of 2002, primarily due to the collections of receivables, sales of retail notes and sales of equipment on operating leases exceeding the cost of receivables and leases acquired. Cash used by financing activities totaled $1,450 million in the first six months of 2002, resulting primarily from a decrease in total borrowings, including payables owed to the Equipment Operations, and a dividend paid to the Equipment Operations. Cash and cash equivalents decreased $81 million during the period.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. During the first six months of 2003 and the past 12 months, receivables and leases increased $1,276 million and $2,118 million, respectively, due to the cost of receivables and leases acquired exceeding collections and sales of retail notes. Total acquisitions of receivables and leases were 21 percent higher in the first six months of 2003, compared with the same period last year, primarily due to higher acquisition volumes of trade receivables. Acquisition volumes of revolving charge accounts and operating loans were also higher in the first six months of 2003, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $16,238 million at April 30, 2003, compared with $15,363 million at October 31, 2002 and $15,053 million at April 30, 2002. At April 30, 2003, the unpaid balance of all retail notes and leases previously sold was $2,220 million, compared with $2,621 million at October 31, 2002 and $3,153 million at April 30, 2002.

Total external interest-bearing debt of the credit operations was $12,045 million at April 30, 2003, compared with $10,001 million at the end of fiscal year 2002 and $9,679 million at April 30, 2002. Total external borrowings increased during the first six months of 2003 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of interest-bearing debt to stockholder's equity was 6.0 to 1 at April 30, 2003, compared with 5.6 to 1 at October 31, 2002 and 4.7 to 1 at April 30, 2002.

In the first six months of 2003, the credit operations issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.8% at April 30, 2003. During the first six months of 2003, the credit operations also issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 2.0% at April 30, 2003. During the first six months of 2003, the credit operations issued $497 million and retired $1,313 million of other long-term borrowings, which were primarily medium-term notes.

In May 2003, the credit operations issued $200 million of floating rate medium-term notes due in 2005. Interest rate swaps related to these notes swap the floating rate to a fixed rate of 2.2% as of May 20, 2003.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted unsecured bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at April 30, 2003, October 31, 2002 and April 30, 2002 was approximately $2.9 billion, $1.8 billion and $2.1 billion, respectively, while the total cash and short-term investment position was approximately $3.3 billion, $2.8 billion and $2.6 billion, respectively. In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada.

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

The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook from each of these agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A- *	A-2 *	CreditWatch Negative (long-term only)
Fitch Ratings	A	F1	Negative
Dominion Bond Rating Service	A	R-1 (low)	Negative (long-term only)

*

On April 14, 2003, Standard & Poor's placed the senior long-term ratings of the Company on CreditWatch with negative implications. The A-2 short-term ratings were affirmed and not placed on CreditWatch.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $3,878 million at April 30, 2003, $784 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,150 million, expiring in February 2006.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $978 million during the first six months of 2003 primarily due to a seasonal increase and $110 million due to the fluctuation in exchange rates. These receivables increased $194 million, compared to a year ago, primarily due to a $160 million increase from the fluctuation in exchange rates and the previously mentioned higher sales and production volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 30 percent at April 30, 2003, compared to 23 percent at October 31, 2002 and 32 percent at April 30, 2002. Agricultural equipment trade receivables increased $188 million, commercial and consumer equipment receivables increased $25 million, construction and forestry receivables decreased $15 million and other equipment receivables decreased $4 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 5 percent, 6 percent and 8 percent at April 30, 2003, October 31, 2002 and April 30, 2002, respectively.

Other assets increased $47 million during the first six months and $206 million from a year ago primarily as a result of increases in fair values of interest rate swaps associated with fair value hedges of long-term borrowings. The offsetting amounts were recorded as fair value increases in the carrying values of the related borrowings according to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

Stockholders' equity was $3,530 million at April 30, 2003, compared with $3,163 million at October 31, 2002 and $4,090 million at April 30, 2002. The increase of $367 million during the first six months of 2003 resulted primarily from net income of $325 million, a change in the cumulative translation adjustment of $117 million and a decrease in treasury stock of $16 million, which were partially offset by dividends declared of $105 million.

The Board of Directors at its meeting on May 28, 2003 declared a quarterly dividend of 22 cents per share payable August 1, 2003 to stockholders of record on June 30, 2003.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after an evaluation on May 29, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rules 13a-14© and 15d-14©.

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

During the second quarter of 2003, the Company issued 18,064 shares of restricted stock as compensation to the Company's nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders held February 26, 2003:

a.	the following director was elected for a term expiring at the annual meeting in 2005:

	Votes For	Votes Withheld
Joachim Milberg	199,827,238	3,882,382

the following directors were elected for terms expiring at the annual meeting in 2006:

	Votes For	Votes Withheld
Crandall C. Bowles Leonard A. Hadley Arthur L. Kelly Thomas H. Patrick	194,203,301 200,537,612 200,511,721 190,206,545	9,506,319 3,172,008 3,197,899 13,503,075

John R. Block, T. Kevin Dunnigan and Dipak C. Jain continue to serve as directors of the Company for terms expiring at the annual meeting in 2005.

Robert W. Lane, Antonio Madero B., Aulana L. Peters and John R. Walter continue to serve as directors of the Company for terms expiring at the annual meeting in 2004.

b.	the Amendment to the John Deere Omnibus Equity and Incentive Plan was approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Shares Abstaining	Broker Non-Votes
151,218,395	30,266,350	1,533,514	20,691,361

c.	the John Deere Mid-Term Incentive Bonus Plan was approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Shares Abstaining	Broker Non-Votes
172,565,696	8,876,083	1,577,404	20,690,437

d.	a stockholder proposal from the floor for stockholders to have the right to meet with the Board of Directors of Deere & Company upon request was not approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Shares Abstaining
2	203,709,620	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits

	See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b)	Reports on Form 8-K

	Date of Report	Item	Financial Statements
	February 3, 2003	9
	February 11, 2003	5&7	Earnings Release of the Company
	February 26, 2003	5
	March 4, 2003	9
	March 26, 2003	9
	April 3, 2003	9
	April 14, 2003	9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	May 29, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, R. W. Lane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deere & Company;

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

Date:	May 29, 2003	By:	/s/ R. W. Lane

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

Date:	May 29, 2003	By:	/s/ Nathan J. Jones

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