Form 10-Q
period 2003-07-31
DEERE & CO
filed 2003-08-29
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

At July 31, 2003, 240,002,297 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Three Months Ended July 31, 2003 and 2002 (In millions of dollars except per share amounts) Unaudited

	2003	2002

Net Sales and Revenues
Net sales	$3,833.0	$3,409.6
Finance and interest income	328.6	336.5
Health care premiums and fees	173.6	174.9
Other income	66.4	48.0

Total	4,401.6	3,969.0

Costs and Expenses
Cost of sales	3,065.1	2,746.9
Research and development expenses	143.3	125.2
Selling, administrative and general expenses	447.8	406.3
Interest expense	162.4	158.3
Health care claims and costs	139.2	142.5
Other operating expenses	73.5	101.0

Total	4,031.3	3,680.2

Income of Consolidated Group
Before Income Taxes	370.3	288.8
Provision for income taxes	126.7	134.8

Income of Consolidated Group	243.6	154.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit		(.9)
Other	3.9	(5.5)

Total	3.9	(6.4)

Net Income	$247.5	$147.6

Per Share:
Net income - basic	$1.03	$.62
Net income - diluted	$1.02	$.61

See Notes to Interim Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Nine Months Ended July 31, 2003 and 2002 (In millions of dollars except per share amounts) Unaudited

	2003	2002

Net Sales and Revenues
Net sales	$9,974.1	$8,756.1
Finance and interest income	957.4	1,004.3
Health care premiums and fees	490.7	506.4
Other income	173.0	210.8

Total	11,595.2	10,477.6

Costs and Expenses
Cost of sales	7,977.8	7,175.1
Research and development expenses	405.1	384.5
Selling, administrative and general expenses	1,230.5	1,222.3
Interest expense	474.9	476.9
Health care claims and costs	395.5	417.5
Other operating expenses	237.4	325.8

Total	10,721.2	10,002.1

Income of Consolidated Group
Before Income Taxes	874.0	475.5
Provision for income taxes	304.6	203.5

Income of Consolidated Group	569.4	272.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	(3.0)
Other	2.8	(17.8)

Total	3.0	(20.8)

Net Income	$572.4	$251.2

Per Share:
Net income - basic	$2.39	$1.06
Net income - diluted	$2.37	$1.04

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

	July 31	October 31	July 31
	2003	2002	2002

Assets
Cash and cash equivalents	$3,757.2	$2,814.9	$2,327.5
Marketable securities	232.7	189.2	211.6
Receivables from unconsolidated
affiliates	333.4	265.8	273.8
Trade accounts and notes
receivable - net	3,355.3	2,733.6	3,302.4
Financing receivables - net	9,522.0	9,067.5	8,351.2
Other receivables	333.5	426.4	273.6
Equipment on operating leases - net	1,384.3	1,609.2	1,663.6
Inventories	1,710.5	1,371.8	1,606.5
Property and equipment - net	2,021.7	1,998.3	2,008.0
Investments in unconsolidated affiliates	181.6	180.6	186.7
Goodwill	859.7	804.0	835.1
Other intangible assets - net	90.0	90.9	25.9
Prepaid pension costs	57.1	49.6	687.6
Other assets	576.4	582.1	610.0
Deferred income taxes	1,479.7	1,490.1	1,030.0
Deferred charges	102.7	94.0	93.3

Total assets	$25,997.8	$23,768.0	$23,486.8

Liabilities and Stockholders' Equity
Short-term borrowings	$4,403.0	$4,437.3	$5,121.6
Payables to unconsolidated
affiliates	100.5	64.0	51.7
Accounts payable and accrued
expenses	3,169.6	3,142.2	2,957.7
Health care claims and reserves	111.8	92.8	109.2
Accrued taxes	228.3	87.4	126.6
Deferred income taxes	29.0	24.5	19.5
Long-term borrowings	10,544.8	8,950.4	8,163.1
Retirement benefit accruals
and other liabilities	3,618.6	3,806.2	2,753.5

Total liabilities	22,205.6	20,604.8	19,302.9

Common Stock, $1 par value (issued shares at
July 31, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7
Common stock in treasury	(1,279.3)	(1,322.2)	(1,334.7)
Unamortized restricted stock compensation	(6.8)	(17.8)	(16.5)
Retained earnings	4,317.3	3,912.6	3,899.5

Total	4,988.2	4,529.6	4,496.0
Accumulated other comprehensive income (loss)	(1,196.0)	(1,366.4)	(312.1)

Stockholders' equity	3,792.2	3,163.2	4,183.9

Total liabilities and stockholders' equity	$25,997.8	$23,768.0	$23,486.8

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS For the Nine Months Ended July 31, 2003 and 2002 (In millions of dollars) Unaudited

	2003	2002

Cash Flows from Operating Activities
Net income	$572.4	$251.2
Adjustments to reconcile net income to net cash
provided by operating activities	(377.4)	427.4

Net cash provided by operating activities	195.0	678.6

Cash Flows from Investing Activities
Collections of receivables	6,472.8	5,479.3
Proceeds from sales of financing receivables	1,542.9	2,789.1
Proceeds from maturities and sales of marketable securities	46.4	43.6
Proceeds from sales of equipment on operating leases	398.6	437.7
Proceeds from sales of businesses	22.5	50.1
Cost of receivables acquired	(8,199.0)	(7,548.8)
Purchases of marketable securities	(88.6)	(78.1)
Purchases of property and equipment	(185.4)	(229.3)
Cost of operating leases acquired	(333.6)	(430.1)
Acquisitions of businesses, net of cash acquired	(10.6)	(15.4)
Decrease (increase) in receivables with unconsolidated affiliates	(25.7)	15.3
Other	(7.9)	(80.6)

Net cash provided by (used for) investing activities	(367.6)	432.8

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	503.8	(1,020.0)
Proceeds from long-term borrowings	2,857.2	3,592.1
Principal payments on long-term borrowings	(2,171.9)	(2,273.6)
Proceeds from issuance of common stock	41.5	39.7
Repurchases of common stock	(.4)	(1.2)
Dividends paid	(157.8)	(156.5)
Other	(1.4)	(1.5)

Net cash provided by financing activities	1,071.0	179.0

Effect of Exchange Rate Changes on Cash	43.9	7.1

Net Increase in Cash and Cash Equivalents	942.3	1,297.5
Cash and Cash Equivalents at Beginning of Period	2,814.9	1,030.0

Cash and Cash Equivalents at End of Period	$3,757.2	$2,327.5

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

(3)	An analysis of the Company's retained earnings follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31

	2003	2002	2003	2002

Balance, beginning of period	$4,128.4	$3,808.6	$3,912.6	$3,834.8
Net income	247.5	147.6	572.4	251.2
Dividends declared	(52.6)	(52.4)	(157.8)	(156.9)
Other	(6.0)	(4.3)	(9.9)	(29.6)

Balance, end of period	$4,317.3	$3,899.5	$4,317.3	$3,899.5

(4)

The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements. The pro forma net income and net income per share according to the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, with dollars in millions except per share amounts were as follows:

	Three Months Ended July 31		Nine Months Ended July 31

	2003	2002	2003	2002

Net income as reported	$247.5	$147.6	$572.4	$251.2
Add:
Stock-based employee compensation costs, net of tax, included in net income	.5	..3	1.8	1.3

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(7.5)	(9.2)	(23.6)	(27.3)

Pro forma net income	$240.5	$138.7	$550.6	$225.2

Net income per share:
As reported - basic	$1.03	$.62	$2.39	$1.06
Pro forma - basic	1.00	.59	2.30	.95
As reported - diluted	1.02	.61	2.37	1.04
Pro forma - diluted	1.00	.58	2.29	.94

(5)

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2003	October 31 2002	July 31 2002

Raw materials and supplies	$503	$515	$517
Work-in-process	389	361	374
Finished machines and parts	1,753	1,444	1,713

Total FIFO value	2,645	2,320	2,604
Adjustment to LIFO basis *	934	948	997

Inventories	$1,711	$1,372	$1,607

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

A reconciliation of the changes in the warranty liability in millions of dollars follows:

Beginning balance at October 31, 2002	$332

Payments	(205)

Accruals for warranties	260

Ending balance at July 31, 2003	$387

The Company has guaranteed certain recourse obligations on financing receivables and leases that it has sold. If the receivables and leases sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At July 31, 2003, the maximum amount of exposure to losses under these agreements was $222 million, which is net of accrued losses of $22 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At July 31, 2003, the maximum remaining term of the receivables guaranteed was approximately six years.

The Company has certain minority ownership interests in unconsolidated affiliates in which the majority owners have put options to require the Company to purchase their interest. These puts could be exercised over a two-year period which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the Company's rating on its senior unsecured debt falls below Baa3 from Moody's Investors Service or BBB- from Standard & Poor's, these puts could be exercised immediately for approximately $150 million. A discussion of the Company's debt ratings is included in Management's Discussion and Analysis under the caption Capital Resources and Liquidity. The Company also has call options to acquire the majority owners' interest. These calls can be exercised over a two-year period beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period. At July 31, 2003, the Company had accrued costs of $101 million under these option agreements.

At July 31, 2003, the Company had guaranteed approximately $80 million of residual value for five operating leases related to certain administrative and manufacturing buildings. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $16 million related to these agreements at July 31, 2003. The leases have terms expiring from 2004 to 2007.

At July 31, 2003, the Company had approximately $65 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2003, the Company had accrued losses of approximately $2 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2003 was approximately six years.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at July 31, 2003, for which it believes the probability for payment is remote.

Commitments

At July 31, 2003, the Company had commitments of approximately $109 million for construction and acquisition of property and equipment. The Company had pledged assets of $13 million, primarily outside the United States, as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at July 31, 2003.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31

	2003	2002	2003	2002

Dividends declared	$.22	$.22	$.66	$.66
Dividends paid	$.22	$.22	$.66	$.66

(8)	Worldwide net sales and revenues, operating profit (loss) and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31				Nine Months Ended July 31

	2003	2002		% Change	2003	2002		% Change

Net sales and revenues:
Agricultural equipment **	$1,955	$1,872		+4	$5,392	$4,960		+9
Commercial and consumer equipment	1,081	913		+18	2,555	2,154		+19
Construction and forestry	788	612		+29	1,997	1,601		+25
Other	9	13		-31	30	41		-27

Total net sales ***	3,833	3,410		+12	9,974	8,756		+14
Credit revenues **	355	337		+5	1,007	1,086		-7
Other revenues	214	222		-4	614	636		-3

Total net sales and revenues ***	$4,402	$3,969		+11	$11,595	$10,478		+11

Operating profit (loss): ****
Agricultural equipment	$127	$205	*	-38	$329	$362	*	-9
Commercial and consumer equipment	104	61	*	+70	237	97	*	+144
Construction and forestry	59	(10)	*		111	(97)	*
Credit	132	88		+50	350	285		+23
Other	7	(1)	*		14	(12)	*

Total operating profit ***	429	343	*	+25	1,041	635	*	+64
Interest, corporate expenses - net
and income taxes	(181)	(195)		-7	(469)	(384)		+22

Net income	$248	$148	*	+68	$572	$251	*	+128

Identifiable assets:
Agricultural equipment					$3,008	$3,408		-12
Commercial and consumer equipment					1,452	1,401		+4
Construction and forestry					1,501	1,472		+2
Credit					14,942	13,460		+11
Other					399	386		+3
Corporate					4,696	3,360		+40

Total assets					$25,998	$23,487		+11

*

In the third quarter of 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments included pretax goodwill amortization of $3, $4, $4 and $3, respectively, for a total of $14. In the first nine months of 2002, these amounts were $10, $11, $12 and $9, respectively, for a total of $42. In the third quarter of 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments also included pretax costs (income) for special items related to restructuring of $1, $24, $(2), and $1, respectively, for a total of $24. In the first nine months of 2002, these amounts were $9, $22, $20 and $7, respectively, for a total of $58. In the first nine months of 2003, there was no goodwill amortization and the costs or income for special items were not material.

**	Additional intersegment sales and revenues:
	Agricultural equipment sales	$18	$16	+13	$46	$44	+5
	Credit revenues	55	45	+22	156	121	+29

***	Includes overseas equipment operations as follows:
	Net sales	$1,132	$1,034	+9	$3,029	$2,603	+16
	Operating profit	93	108	-14	289	209	+38

****

Operating profit (loss) is income before external interest expense, foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit (loss) of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Nine Months Ended July 31

	2003	2002

Net income	$572.4	$251.2
Average shares outstanding	239.4	238.0
Basic net income per share	$2.39	$1.06

Average shares outstanding	239.4	238.0
Effect of dilutive stock options	2.4	2.7

Total potential shares outstanding	241.8	240.7

Diluted net income per share	$2.37	$1.04

Stock options to purchase 2.3 million shares during the first nine months of 2003 and 2.8 million during the first nine months of 2002 were outstanding, but not included in the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

(10)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31

	2003	2002	2003	2002

Net income	$247.5	$147.6	$572.4	$251.2

Other comprehensive income (loss), net of tax:

Change in cumulative translation adjustment	46.3	.3	163.2	32.4

Unrealized gain (loss) on investments	(6.6)	1.9		2.3

Unrealized gain (loss) on derivatives	5.8	(10.6)	7.2	22.1

Comprehensive income	$293.0	$139.2	$742.8	$308.0

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

(12)

In 2002 and the fourth quarter of 2001, the Company announced certain actions aimed at increasing efficiency and reducing costs. The Company established reserves and liabilities to recognize the accruable costs of these actions. The changes in these reserves and liabilities in millions of dollars and the number of employee reductions during the first nine months of 2003 were as follows:

	Reserves and Liabilities October 31, 2002	Accruals and Adjustments Expense (Income)		Liquidations And Payments		Reserves and Liabilities July 31, 2003

Property and equipment reserves	$ 34			$(6)		$28
Inventory reserves	2			(1)		1
Termination benefits	11	$(1)		(8	) **	2
Contract terminations	18	(3)		(2)		13
Warranties and product returns	1					1
Other costs	12	(1)		(7)		4

Total	$ 78	$(5	) *	$(24)		$49

	October 31, 2002	Additions		Reductions		July 31, 2003

Employee reductions	200			190	**	10

*	In addition to these accrual adjustments, the Company recognized $4 million of other non-accruable restructuring costs related to these actions for a total $1 million of income.

**	The decrease in the termination benefits liability is not proportional to the reduction in employees since certain benefits related to past services are not paid immediately upon termination.

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

Pro forma net income and net income per share, excluding goodwill amortization, were as follows with dollars in millions except per share amounts:

	Three Months Ended July 31		Nine Months Ended July 31

	2003	2002	2003	2002

Net income as reported	$247.5	$147.6	$572.4	$251.2
Goodwill amortization, net of tax		13.0		38.6

Pro forma net income	$247.5	$160.6	$572.4	$289.8

Basic net income per share:
Net income as reported	$1.03	$.62	$2.39	$1.06
Goodwill amortization, net of tax		.05		.16

Pro forma net income	$1.03	$.67	$2.39	$1.22

Diluted net income per share:
Net income as reported	$1.02	$.61	$2.37	$1.04
Goodwill amortization, net of tax		.05		.16

Pro forma net income	$1.02	$.66	$2.37	$1.20

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the equity investors lack certain essential characteristics of control. As disclosed in Note 10 to the Company's 2002 Annual Report filed on Form 10-K, the Company's credit operations hold retained interests in certain variable interest entities related to the securitization and sale of their retail notes. Upon adoption of this Interpretation, the Company will not be required to consolidate any of these entities because it qualifies for the following exceptions. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a variable interest entity's specified assets with a fair value that is less than half the fair value of the entity's total assets. The Company's remaining retained interests are with qualified special purpose entities as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At July 31, 2003, the assets of these entities related to the Company's securitization and sales of retail notes totaled approximately $2,909 million and the maximum exposure to losses from recourse obligations related to these entities was $222 million. This Interpretation is effective for variable interests created after January 31, 2003 and is effective for preexisting variable interests in the Company's fourth quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position or net income.

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

(14) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended July 31, 2003 and 2002
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Net Sales and Revenues
Net sales	$3,833.0	$3,409.6
Finance and interest income	19.4	27.8	$370.2	$360.1
Health care premiums and fees			178.2	179.5
Other income	32.8	34.1	43.5	25.1

Total	3,885.2	3,471.5	591.9	564.7

Costs and Expenses
Cost of sales	3,068.8	2,750.6
Research and development expenses	143.3	125.2
Selling, administrative and general expenses	327.6	282.9	122.0	124.6
Interest expense	55.0	58.1	113.7	109.6
Interest compensation to Financial Services	54.7	42.1
Health care claims and costs			139.2	142.5
Other operating expenses	7.0	21.1	75.5	90.6

Total	3,656.4	3,280.0	450.4	467.3

Income of Consolidated Group
Before Income Taxes	228.8	191.5	141.5	97.4
Provision for income taxes	76.3	100.2	50.4	34.7

Income of Consolidated Group	152.5	91.3	91.1	62.7

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	85.5	56.9		(.9)
Other	9.5	(.6)	.1

Total	95.0	56.3	.1	(.9)

Net Income	$247.5	$147.6	$91.2	$61.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF INCOME For the Nine Months Ended July 31, 2003 and 2002
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2003	2002	2003	2002

Net Sales and Revenues
Net sales	$9,974.1	$8,756.1
Finance and interest income	56.9	60.0	$1,070.2	$1,079.8
Health care premiums and fees			504.7	519.9
Other income	103.3	106.0	103.4	137.8

Total	10,134.3	8,922.1	1,678.3	1,737.5

Costs and Expenses
Cost of sales	7,988.9	7,186.0
Research and development expenses	405.1	384.5
Selling, administrative and general expenses	892.1	834.3	343.5	393.2
Interest expense	163.0	166.1	331.9	330.3
Interest compensation to Financial Services	149.6	115.9
Health care claims and costs			395.5	417.5
Other operating expenses	33.3	69.2	235.8	287.2

Total	9,632.0	8,756.0	1,306.7	1,428.2

Income of Consolidated Group
Before Income Taxes	502.3	166.1	371.6	309.3
Provision for income taxes	173.3	90.5	131.1	112.9

Income of Consolidated Group	329.0	75.6	240.5	196.4

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	227.3	180.2	.2	(3.0)
Other	16.1	(4.6)	.1

Total	243.4	175.6	.3	(3.0)

Net Income	$572.4	$251.2	$240.8	$193.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES

	July 31 2003	October 31 2002	July 31 2002	July 31 2003	October 31 2002	July 31 2002

Assets
Cash and cash equivalents	$3,372.5	$2,638.5	$1,940.0	$384.6	$176.3	$387.5
Cash equivalents deposited with unconsolidated subsidiaries	203.5	790.8	1,074.7

Cash and cash equivalents	3,576.0	3,429.3	3,014.7	384.6	176.3	387.5
Marketable securities				232.7	189.2	211.6
Receivables from unconsolidated subsidiaries and affiliates	253.0	220.1	236.6	300.3	259.8	271.1
Trade accounts and notes receivable - net	891.2	909.4	1,338.5	2,864.6	2,137.7	2,298.2
Financing receivables - net	26.3	60.1	29.0	9,495.7	9,007.4	8,322.2
Other receivables	145.3	279.1	121.8	188.3	147.3	151.9
Equipment on operating leases - net	12.5	12.4	12.3	1,371.8	1,596.8	1,651.3
Inventories	1,710.5	1,371.8	1,606.5
Property and equipment - net	1,988.1	1,963.4	1,971.2	33.7	34.9	36.8
Investments in unconsolidated subsidiaries and affiliates	2,416.2	2,248.5	2,223.4	3.5	7.7	9.5
Goodwill	859.6	803.9	834.9	.2	.2	.2
Other intangible assets - net	89.6	90.4	25.5	.3	.4	.5
Prepaid pension costs	57.1	49.6	687.6
Other assets	202.5	208.1	205.1	373.9	374.0	404.9
Deferred income taxes	1,565.0	1,576.3	1,077.9	1.4	1.8	.1
Deferred charges	81.5	73.4	74.1	22.8	20.6	19.2

Total assets	$13,874.4	$13,295.8	$13,459.1	$15,273.8	$13,954.1	$13,765.0

Liabilities and Stockholders' Equity
Short-term borrowings	$580.5	$398.1	$675.9	$3,822.5	$4,039.2	$4,445.7
Payables to unconsolidated subsidiaries and affiliates	111.5	79.4	68.9	412.5	989.7	1,291.4
Accounts payable and accrued expenses	2,867.5	2,800.7	2,737.8	704.3	654.9	554.2
Health care claims and reserves				111.8	92.8	109.2
Accrued taxes	194.4	83.2	115.2	34.0	4.2	11.3
Deferred income taxes	11.4	9.5	1.9	104.3	102.9	65.5
Long-term borrowings	2,740.0	2,988.8	2,956.9	7,804.7	5,961.5	5,206.2
Retirement benefit accruals and other liabilities	3,576.9	3,772.9	2,718.6	41.7	33.3	35.0

Total liabilities	10,082.2	10,132.6	9,275.2	13,035.8	11,878.5	11,718.5

Common Stock, $1 par value (issued shares at
July 31, 2003 - 268,215,602)	1,957.0	1,957.0	1,947.7	968.6	968.6	968.6
Common stock in treasury	(1,279.3)	(1,322.2)	(1,334.7)
Unamortized restricted stock compensation	(6.8)	(17.8)	(16.5)
Retained earnings	4,317.3	3,912.6	3,899.5	1,312.9	1,195.9	1,163.7

Total	4,988.2	4,529.6	4,496.0	2,281.5	2,164.5	2,132.3
Accumulated other comprehensive income (loss)	(1,196.0)	(1,366.4)	(312.1)	(43.5)	(88.9)	(85.8)

Stockholders' equity	3,792.2	3,163.2	4,183.9	2,238.0	2,075.6	2,046.5

Total liabilities and stockholders' equity	$13,874.4	$13,295.8	$13,459.1	$15,273.8	$13,954.1	$13,765.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) CONDENSED STATEMENT OF CASH FLOWS For the Nine Months Ended July 31, 2003 and 2002 (In millions of dollars) Unaudited
EQUIPMENT OPERATIONS*			FINANCIAL SERVICES

	2003	2002	2003	2002

Cash Flows from Operating Activities
Net income	$572.4	$251.2	$240.8	$193.4
Adjustments to reconcile net income to net cash
provided by operating activities	(77.4)	330.7	310.7	309.3

Net cash provided by operating activities	495.0	581.9	551.5	502.7

Cash Flows from Investing Activities
Collections of receivables	45.2	27.6	13,644.9	11,111.5
Proceeds from sales of financing receivables			1,542.9	2,789.1
Proceeds from maturities and sales of marketable securities			46.4	43.6
Proceeds from sales of equipment on operating leases	.1	1.3	398.6	436.3
Proceeds from sales of businesses	22.5	50.1
Cost of receivables acquired	(8.0)	(8.8)	(16,123.3)	(13,273.2)
Purchases of marketable securities			(88.6)	(78.1)
Purchases of property and equipment	(181.0)	(225.8)	(4.3)	(3.5)
Cost of operating leases acquired	(2.8)	(4.9)	(330.9)	(425.2)
Acquisitions of businesses, net of cash acquired	(10.6)	(7.3)		(8.1)
Decrease (increase) in receivables with unconsolidated affiliates			(40.4)	45.8
Other	4.1	37.3	(10.0)	(117.9)

Net cash provided by (used for) investing activities	(130.5)	(130.5)	(964.7)	520.3

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(113.4)	(61.8)	617.2	(958.1)
Change in intercompany receivables/payables	(13.1)	12.7	(574.3)	(581.3)
Proceeds from long-term borrowings	7.4	711.4	2,849.7	2,880.7
Principal payments on long-term borrowings	(12.5)	(81.5)	(2,159.3)	(2,192.1)
Proceeds from issuance of common stock	41.5	39.7
Repurchases of common stock	(.4)	(1.2)
Dividends paid	(157.8)	(156.5)	(123.7)	(363.0)
Other	(1.4)	(1.6)

Net cash provided by (used for) financing activities	(249.7)	461.2	609.6	(1,213.8)

Effect of Exchange Rate Changes on Cash	31.9	3.5	11.9	3.6

Net Increase (Decrease) in Cash and Cash Equivalents	146.7	916.1	208.3	(187.2)
Cash and Cash Equivalents at Beginning of Period	3,429.3	2,098.6	176.3	574.7

Cash and Cash Equivalents at End of Period	$3,576.0	$3,014.7	$384.6	$387.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company's net income for the third quarter was $247.5 million, or $1.02 per share, a 68 percent increase over last year's $147.6 million, or $.61 per share. For the first nine months, net income was $572.4 million, or $2.37 per share, compared with $251.2 million, or $1.04 per share, last year. These results build on the success of prior quarters and reflect strong sales of new products along with the Company's ongoing efforts to hold down costs and operate more efficiently at lower asset levels. The increased profitability in the Company's construction and forestry and commercial and consumer equipment segments more than offset the planned lower production volumes in the agricultural equipment segment.

Worldwide net sales and revenues grew 11 percent to $4,402 million for the third quarter, compared with a year ago, and increased 11 percent to $11,595 million for the first nine months of 2003. Net sales were $3,833 million for the quarter and $9,974 million for the nine months, compared with $3,410 million and $8,756 million, respectively, last year. Net sales for both periods increased primarily due to higher physical volumes of commercial and consumer equipment and construction and forestry equipment. Exchange rates and price realization also had a favorable impact on this year's sales. Overseas net sales increased 9 percent for the quarter and 16 percent for the nine months. Excluding the impact of changes in currency exchange rates, overseas sales decreased 3 percent for the quarter and increased 5 percent year-to-date.

The Company's Equipment Operations reported operating profit of $288 million for the third quarter and $669 million for the first nine months, compared with $247 million and $329 million, respectively, last year. (Operating profit is defined in Note 8). The increases for both periods were primarily due to improved price realization and higher physical volume of sales. Partially offsetting these factors were higher postretirement benefit costs of $68 million for the quarter and $211 million for the nine months. Last year's results for both periods were negatively affected by the costs of closing certain facilities. Both periods last year also were affected by higher costs associated with the Company's minority investment in Nortrax Inc., a venture involved in the ownership and development of several construction equipment dealer locations.

The Company's Equipment Operations had net income of $152.5 million for the quarter and $329.0 million for the nine months, compared with $91.3 million and $75.6 million, respectively, last year. The same operating factors mentioned above affected these results. In addition, last year's quarterly and year-to-date net income was negatively impacted by a higher tax rate.

●

Agricultural Equipment.  Compared with last year, segment sales increased 4 percent for the third quarter and 9 percent for nine months. The increase for both periods was primarily due to the impact of stronger foreign exchange rates and improved price realization. Partially offsetting the increase in the third quarter was a lower physical volume of sales. Operating profit was $127 million for the quarter and $329 million for the nine months, compared with $205 million and $362 million, respectively, last year. The decrease for the quarter was primarily due to higher postretirement benefit costs of $52 million as well as lower North American production volumes of tractors and combines. Lower nine-month operating profit was primarily due to higher postretirement benefit costs of $147 million. Offsetting these factors in both periods was the impact of improved price realization.

●

Commercial and Consumer Equipment.  Compared with last year, segment sales were up 18 percent for the third quarter and 19 percent for the nine months. The increases were primarily due to strong retail demand for recently introduced products and the impact of expanded distribution channels. Operating profit increased to $104 million for the quarter and $237 million for the nine months, compared with $61 million and $97 million, respectively, last year. The improved results were primarily due to higher sales and production volumes. Partially offsetting these factors were higher promotional and support costs related to new products, as well as higher postretirement benefit costs of $7 million for the quarter and $23 million for nine months. Results for both periods last year were negatively affected by restructuring costs related to the closure of certain facilities.

●

Construction and Forestry.  Segment sales rose 29 percent for the quarter and 25 percent for the nine months. Excluding sales from the Deere-Hitachi marketing relationship in the United States and Canada, segment sales rose 24 percent and 17 percent, respectively, for the third quarter and year-to-date. The increases were primarily due to higher physical volumes reflective of improved retail activity. The segment's operating profit improved to $59 million for the quarter and $111 million for the nine months, compared with operating losses of $10 million and $97 million, respectively, last year. The improvement for both periods was primarily due to higher sales and production volumes. Improved price realization also had a favorable impact on this year's results. Partially offsetting these factors were higher postretirement benefit costs of $10 million for the quarter and $41 million for the nine months. Last year's third quarter and year-to-date results were negatively affected by higher costs related to the Company's investment in Nortrax Inc. Last year's nine month results were also impacted by costs related to the closing of a factory.

●

Credit.  The credit segment had an operating profit of $132 million for the third quarter and $350 million for the first nine months, compared with $88 million and $285 million in the same periods last year. The increase in third quarter net income was primarily due to higher gains resulting from an increased volume of retail note sales, growth in the portfolio and lower loan losses. The year-to-date increase was primarily due to lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation last year. These improvements were partially offset by lower gains on a decreased volume of retail note sales and narrower financing spreads. Total revenues of the credit operations, including intercompany revenues, increased 7 percent from $382 million in the third quarter of 2002 to $410 million in the current quarter primarily due to higher gains from an increased volume of retail note sales. Revenues decreased 4 percent in the first nine months from $1,207 million last year to $1,164 million this year primarily due to lower rental income from operating leases related to the lower level of leases, and a decrease in gains on a lower volume of retail note sales. The average balance of receivables and leases financed was 23 percent higher in the third quarter and 24 percent higher in the first nine months of 2003, compared with the same periods last year, primarily due to the increased level of trade receivables. Interest expense increased 4 percent in the third quarter and 1 percent in the first nine months of 2003, compared with the same periods last year, as a result of increased borrowings. The credit operations' consolidated ratio of earnings to fixed charges was 2.16 to 1 for the third quarter this year, compared with 1.82 to 1 in 2002. The ratio was 2.05 to 1 for the first nine months this year, compared to 1.85 to 1 last year.

●

Other.  The other segment had an operating profit of $7 million for the third quarter and $14 million for the first nine months, compared with operating losses of $1 million and $12 million in the same periods last year. The improvement was primarily due to lower costs and expenses of the special technologies group and the absence of goodwill amortization from the adoption of Financial Accounting Standards Board (FASB) Statement No. 142. The operating profit for the health care operations for both periods was also higher, compared to last year.

Additional information on business segments is presented in Note 8.

The cost of sales to net sales ratio for both the third quarter and first nine months of 2003 was 80.0 percent, compared to 80.6 percent and 81.9 percent in the same periods last year. The decreases were primarily due to improved price realization, higher sales and production volumes, the discontinuance of the amortization of goodwill, and last year's costs from closing certain facilities and higher costs related to the Nortrax Inc. investment. These improvements were partially offset by higher postretirement benefit costs this year.

Finance and interest income on a consolidated basis decreased in both periods this year primarily due to a decrease in rental income on operating leases related to the lower level of leases. Health care premiums and fees and related health care claims and costs decreased in the current quarter and first nine months, compared to last year, primarily due to a shift by a customer from insured to self-insured status. Other income increased in the third quarter and decreased in the first nine months this year primarily related to the volume of retail notes sold. Other income for the first nine months of last year also included the receipt of a fire insurance settlement. Selling, administrative and general expenses were higher in the third quarter and first nine months this year primarily due to increased promotional and support costs for new products, higher expenses for employee postretirement benefits and exchange rate fluctuations. Other operating expenses decreased in both periods primarily as a result of lower depreciation on operating leases this year due to the lower level of leases, and the absence of last year's losses from the Argentine operations related to the peso devaluation. Equity income (loss) of unconsolidated affiliates improved in the third quarter and first nine months of this year primarily due to the results of the Deere-Hitachi Construction Machinery Corporation and Nortrax Inc. affiliates.

Market Conditions and Outlook

Based on the conditions outlined below, the Company's net equipment sales for the fourth quarter of 2003 are currently forecast to be up approximately 5 percent. Excluding the impact of currency and price, sales are forecast to be slightly lower for the fourth quarter, as previously projected. Also consistent with earlier forecasts, production volumes are expected to be down about 5 percent in the fourth quarter from the low levels of last year. For the full year, net income is now projected in a range of $575 to $625 million.

●

Agricultural Equipment.  Retail sales of farm machinery in the United States and Canada have moved higher in recent weeks due to increased farmer cash flow and crop conditions that are more favorable than last year. New tax legislation that includes expanded depreciation and expense write-off provisions is also expected to be supportive of higher farm machinery sales in coming months. As a result, industry retail sales in the United States and Canada are now expected to be flat to down 5 percent for the year. In other areas, industry retail sales in Western Europe are expected to be down by 5 to 7 percent for the year mainly due to dry weather and lower farm income. Paced by a strong improvement in Argentina, industry retail sales in South America are now expected to be about 5 percent higher for the year. On a worldwide basis, net sales of John Deere agricultural equipment are now forecast to be up 7 to 9 percent for the year. The physical volume of sales is expected to be down slightly. Production in the United States and Canada will be down about 7 percent in the fourth quarter, as inventories are reduced in line with the Company's asset management objectives.

●

Commercial and Consumer Equipment.   The Company's commercial and consumer equipment sales are expected to continue to benefit from the success of recently introduced products, particularly compact tractors and lawn tractors. As a result, sales are expected to be up over 15 percent for the year. As previously projected, fourth quarter production levels are expected to be down by more than 25 percent, consistent with the segment's build-to-demand strategy.

●

Construction and Forestry.  Retail activity in the construction and forestry sectors has increased dramatically in recent months from depressed year-ago levels mainly as a result of improved replacement demand. The Company's sales have risen strongly in virtually all market categories, including forestry and rental. As a result, sales of the Company's construction and forestry equipment are now expected to be up approximately 18 percent for the year (up 13 percent without the inclusion of sales from the Deere-Hitachi marketing relationship).

●

Credit.  Credit results for the full year are expected to benefit from lower write-offs and further growth in the loan portfolio. On this basis, the segment continues to expect net income for the year of approximately $300 million.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company's agricultural equipment segment the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, animal diseases (including further outbreaks or the spread of "mad cow" and "foot-and-mouth" diseases), crop pests, harvest yields and the level of farm product exports (including concerns about genetically modified organisms). The outlook for harvest prices and the size and condition of the crop especially affect retail sales of agricultural equipment in the fall.

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

All of the Company's businesses are affected by general economic conditions in and the political stability of the global markets in which the Company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof, actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission and other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit and pension expenses. In addition, further outbreaks or the spread of severe diseases such as Severe Acute Respiratory Syndrome (SARS) could affect the Company's businesses and results.

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

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. At 2001 fiscal year end, the Equipment Operations began selling most trade receivables to the Company's credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external financing sources.

In the first nine months of 2003, cash provided from operating activities was $495 million resulting primarily from net income, a decrease in taxes receivable and dividends from Financial Services. Partially offsetting these positive operating cash flows were outflows for contributions to employee postretirement benefit plans of $475 million and an increase in inventories. The positive cash flows from operations were used primarily to purchase property and equipment, pay dividends, decrease borrowings and increase cash and cash equivalents.

During the first nine months of 2002, cash provided from operating activities was $582 million resulting primarily from net income and dividends from Financial Services. Partially offsetting these positive operating cash flows were outflows for increases in receivables and inventories. The positive cash flows from operations, borrowings and sales of businesses were used primarily to increase cash and cash equivalents, purchase property and equipment and pay dividends.

Trade receivables held by the Equipment Operations decreased $18 million during the first nine months and $447 million from a year ago. During this time period, the Equipment Operations sold most of its trade receivables to the credit operations. The decrease from a year ago was primarily due to the increased sales of overseas trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories at July 31, 2003 increased by $339 million during the first nine months, primarily reflecting a seasonal increase and an $87 million increase from exchange rate fluctuations. Inventories increased $104 million, compared to a year ago, primarily due to a $64 million increase from exchange rate fluctuations and higher sales and production volumes. The ratios of inventories at LIFO cost to the last 12 months' cost of sales were 16 percent at July 31, 2003, compared to 14 percent at October 31, 2002 and 17 percent at July 31, 2002.

Total interest-bearing debt of the Equipment Operations was $3,321 million at July 31, 2003, compared with $3,387 million at the end of fiscal year 2002 and $3,633 million at July 31, 2002. The ratios of debt to total capital (total interest-bearing debt and stockholders' equity) were 47 percent, 52 percent and 46 percent at July 31, 2003, October 31, 2002 and July 31, 2002, respectively.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first nine months of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $552 million in the first nine months. Cash provided by financing activities totaled $610 million in the first nine months, resulting primarily from an increase in total external borrowings of $1,308 million, partially offset by a decrease in payables to the Equipment Operations of $574 million and dividends of $124 million paid to Deere & Company. Cash used by investing activities totaled $965 million in the first nine months of 2003, primarily due to the cost of receivables acquired exceeding collections by $2,478 million, partially offset by the sales of retail notes of $1,543 million. Cash and cash equivalents also increased $208 million during the period.

In the first nine months of 2002, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $503 million in the first nine months of 2002. Cash provided by investing activities totaled $520 million in the first nine months of 2002, primarily due to the collections and sales of receivables exceeding the cost of receivables acquired by $627 million. Cash used by financing activities totaled $1,214 million in the first nine months, resulting primarily from a decrease in total borrowings of $851 million and the payment of $363 million of dividends. Cash and cash equivalents decreased $187 million during the period.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. During the first nine months of 2003 and the past 12 months, receivables and leases increased $990 million and $1,460 million, respectively, due to the cost of receivables and leases acquired exceeding collections and sales of retail notes. Total acquisitions of receivables and leases were 20 percent higher in the first nine months of 2003, compared with the same period last year, primarily due to higher acquisition volumes of trade receivables. Acquisition volumes of revolving charge accounts and operating loans were also higher in the first nine months of 2003, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $16,619 million at July 31, 2003, compared with $15,363 million at October 31, 2002 and $15,206 million at July 31, 2002. At July 31, 2003, the unpaid balance of all retail notes and leases previously sold was $2,887 million, compared with $2,621 million at October 31, 2002 and $2,934 million at July 31, 2002.

Total external interest-bearing debt of the credit operations was $11,627 million at July 31, 2003, compared with $10,001 million at the end of fiscal year 2002 and $9,652 million at July 31, 2002. Total external borrowings increased during the first nine months of 2003 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of interest-bearing debt to stockholder's equity was 5.6 to 1 at July 31, 2003, compared with 5.6 to 1 at October 31, 2002 and 5.3 to 1 at July 31, 2002.

In the first nine months of 2003, the credit operations issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.6% at July 31, 2003. During the first nine months of 2003, the credit operations also issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 1.8% at July 31, 2003. In the first nine months of 2003, the credit operations retired $200 million of floating rate notes. The credit operations also issued $1,350 million and retired $1,959 million of other long-term borrowings during the period, which were primarily medium-term notes.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at July 31, 2003, October 31, 2002 and July 31, 2002 was approximately $2.4 billion, $1.8 billion and $2.3 billion, respectively, while the total cash and short-term investment position was approximately $3.8 billion, $2.8 billion and $2.3 billion, respectively. In addition, the Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada.

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

The senior long-term and short-term debt ratings currently assigned to Company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current Company ratings and ratings outlook from each of these agencies are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody's Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor's	A- *	A-2 *	Negative (long-term only)
Fitch Ratings	A	F1	Negative
Dominion Bond Rating Service	A	R-1 (low)	Negative (long-term only)

*

On June 24, 2003, Standard & Poor's affirmed its corporate credit ratings on the Company. Long-term corporate ratings were removed from CreditWatch where they were placed on April 14, 2003. At the same time, the short-term corporate ratings, which were not on CreditWatch, were affirmed.

The Company maintains unsecured lines of credit with various banks in North America and overseas. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,106 million at July 31, 2003, $1,356 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines is a long-term credit agreement commitment totaling $2,150 million, expiring in February 2006.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $622 million during the first nine months of 2003 and $53 million, compared to a year ago. Based on constant exchange rates, trade receivables increased $480 million in the first nine months and decreased $67 million, compared to a year ago. The increase in the first nine months was primarily due to a seasonal increase. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 26 percent at July 31, 2003, compared to 23 percent at October 31, 2002 and 29 percent at July 31, 2002. Agricultural equipment trade receivables increased $54 million, commercial and consumer equipment receivables decreased $52 million, construction and forestry receivables increased $54 million and other equipment receivables decreased $3 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 5 percent, 6 percent and 7 percent at July 31, 2003, October 31, 2002 and July 31, 2002, respectively.

Stockholders' equity was $3,792 million at July 31, 2003, compared with $3,163 million at October 31, 2002 and $4,184 million at July 31, 2002. The increase of $629 million during the first nine months of 2003 resulted primarily from net income of $572 million, a change in the cumulative translation adjustment of $163 million and a decrease in treasury stock of $43 million, which were partially offset by dividends declared of $158 million.

The Board of Directors at its meeting on August 27, 2003 declared a quarterly dividend of 22 cents per share payable November 1, 2003 to stockholders of record on September 30, 2003.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, after an evaluation as of July 31, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. "Disclosure controls and procedures" are defined in Exchange Act Rule 13a-15.

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

	(b)	Reports on Form 8-K

		Date of Report	Item	Financial Statements

		May 6, 2003	9
		May 13, 2003	5, 7 & 9	Earnings Release of the Company
		June 4, 2003	9
		June 25, 2003	5
		July 2, 2003	9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 29, 2003	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Number

2	Not applicable

3	Not applicable

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications