Form 10-K
period 2003-10-31
DEERE & CO
filed 2003-12-22
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

Commission file number 1-4121

DEERE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware		36-2382580
(State of incorporation)		(IRS Employer Identification No.)

One John Deere Place, Moline, Illinois	61265	(309) 765-8000
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Frankfurt (Germany) Stock Exchange
5 7/8% Debentures Due 2006 (issued by John Deere B.V., a wholly-owned subsidiary, and guaranteed by Deere & Company)	New York Stock Exchange
8.95% Debentures Due 2019 8 1/2% Debentures Due 2022 6.55% Debentures Due 2028	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at April 30, 2003 was $10,520,718,013. At November 30, 2003, 244,313,103 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 2004 are incorporated by reference in Part III.

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

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

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

Additional information is presented in the discussion of business segment and geographic area results on page 17. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company’s Internet address is http://www.JohnDeere.com. Through that address, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Market Conditions and Outlook

As a result of the factors and conditions outlined below, sales for the full 2004 fiscal year are expected to increase between 9 and 11 percent and net income is forecast to be in a range of $750 million to $850 million. The Company’s net equipment sales for the first quarter of 2004 are currently forecast to be up approximately 25 percent in comparison with depressed sales levels in the first quarter of 2003, although production levels are expected to increase only 9 to 11 percent for the first quarter. Company-wide net income for the first quarter in 2004 is forecasted in a range of $100 million to $150 million. Excluding the impact of currency and price, sales are expected to increase 18 to 20 percent for the quarter and 6 to 8 percent for the year.

The Company’s yearly earnings estimate also includes an increase of approximately $125 million pretax in postretirement benefit costs, based on the Company’s assumptions that reflect recent trends in medical inflation and interest rates.

Agricultural Equipment After hitting a record level in 2003, United States farm income is expected to remain strong in the coming year as a result of continuing high crop and livestock prices, as well as favorable levels of carryover stocks in farm commodities. In addition, tax provisions that offer expanded depreciation and expense write-offs should lend further support to farm machinery sales. As a result of these positive factors, industry retail sales in the United States and Canada are now expected to be up 5 to 10 percent for fiscal 2004. In other parts of the world, industry retail sales in Western Europe are expected to be flat to down 5 percent for the year mainly as a result of lower farm income due to the impact of drought on the livestock sector. The Company believes industry sales in South America will be flat in 2004. While favorable conditions support further industry growth in South America, the Company believes this could be offset by the timing and availability of Brazilian government financing. On a worldwide basis, sales of the Company’s agricultural equipment are now forecast to be up between 8 to 10 percent for the year with an increase in physical volume of 5 to 7 percent.

Commercial and Consumer Equipment The Company’s commercial and consumer equipment sales are expected to continue benefiting from the success of new products, including an expanded utility-vehicle line and the 100 series lawn tractor introduced in the mass and dealer channels in 2003. As a result, the segment’s sales are forecast to be up between 10 to 12 percent for the year.

Construction and Forestry Retail activity in the construction and forestry sectors rose at a healthy rate in 2003 mainly as a result of strong replacement demand. The Company’s sales for 2003 rose sharply in virtually all market segments and outpaced the industry. Further replacement demand is expected to lead to modest growth in the industry in 2004. In 2004, the Company’s shipments of construction and forestry equipment are projected to be up 2 to 4 percent. The Company consolidated Nortrax, Inc. during the first quarter of 2004. Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax) are ventures involved in the ownership and development of several construction equipment dealer locations. Including Nortrax in the consolidated results will add an additional estimated $275 million to sales for the year.

Credit Operations Although the Company’s credit operations are expect to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The credit operations expect net income of about $300 million for the year.

2003 Consolidated Results Compared with 2002

The Company had net income in 2003 of $643 million, or $2.64 per share diluted ($2.68 basic), compared with $319 million, or $1.33 per share diluted ($1.34 basic), in 2002. The success of new products and ongoing efforts to manage costs and asset intensity were evident in the results for 2003. Improved market conditions also contributed to the stronger performance of the Company’s construction and forestry and commercial and consumer equipment segments. Additionally, as a result of disciplined asset management, trade receivables ended the year at their lowest level in more than a decade. Net sales and revenues increased 11 percent to $15,535 million in 2003, compared with $13,947 million in 2002. Net sales of the Equipment Operations increased 14 percent in 2003 to $13,349 million from $11,703 million last year.

The Company’s Equipment Operations, which exclude the Financial Services operations, had net income of $305 million in 2003, compared with $78 million in 2002. Income increased primarily due to improved price realization and a higher physical volume of sales. Partially offsetting these factors were higher postretirement benefit costs of $306 million. Last year’s results were negatively affected by the costs of closing certain facilities and higher costs associated with the Company’s minority investments in Nortrax. In addition, prior-year results were negatively impacted by a higher effective tax rate.

Net income of the Company’s Financial Services operations in 2003 was $330 million, compared with $262 million in 2002. The increase was due primarily to lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation last year. Additional information is presented in the credit operations discussion on pages 17, 20 and 21.

EQUIPMENT OPERATIONS

Agricultural Equipment

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels, interest rates, agricultural trends and the levels of costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

Innovations to machinery and technology also influence buying. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. The Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning to enable farmers to better control input costs and yields, to improve environmental management and to gather information.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations’ total agricultural equipment sales in the United States is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters and self-propelled sprayers.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal indebtedness with related interest expense to finance production and inventory of equipment. The Equipment Operations also incur costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment is sold under early order programs with waivers of retail finance charges available to customers to take delivery of machines during off-season periods. Used equipment trade-ins, of which there are typically several transactions for every new machine sale, are supported with a fixed pool of funds available to dealers which are then responsible for all associated inventory and sale costs.

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

Commercial and Consumer Equipment

John Deere commercial and consumer equipment includes front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, zero-turning radius mowers, front mowers and small utility vehicles. In the fourth quarter of 2003, the division expanded its offering of utility vehicles with new products focused on residential, commercial, agricultural, and consumer markets. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of these commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions. In an effort to increase asset turnover and reduce the average level of field inventories through the year, the Company has recently modified the production and shipment schedules of its product lines to more closely correspond to the seasonal pattern of retail sales.

The division sells walk-behind mowers in Europe under the SABO brand. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot stores.

John Deere Landscapes, Inc., a unit of the division, distributes irrigation equipment, nursery products and landscape supplies primarily to landscape service professionals.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Seasonality Seasonality of retail demand for the division’s equipment occurs in the second and third quarters. The division is pursuing a strategy of building and shipping as close to retail demand as possible. Consequently, production, shipping and retail sales will be proportionately higher in the second and third quarters of each year.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments.

Today, this segment provides sizes of equipment that compete for over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. These construction, earthmoving and material handling machines are distributed under the Deere brand name. This segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under the Deere, Timberjack and Waratah brand names. In addition to the equipment manufactured by the Construction and Forestry division, John Deere purchases certain products from other manufacturers for resale.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada. In May 2002, the Company began distributing Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Canada, Finland and New Zealand are distributed by Hitachi in Japan and other Far East markets.

The division has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major national equipment rental companies. In November 2003, the Company sold its minority ownership in Sunstate Equipment Co., LLC, a venture engaged in the rent-to-rent business.

During the 2003 fiscal year, the Company also had a minority ownership interest in Nortrax. Nortrax is, among other things, an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada. During the first quarter of 2004, the Company acquired a majority interest in Nortrax, Inc. and it was consolidated.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $577 million or 4.3 percent of net sales of equipment in 2003, $528 million, or 4.5 percent in 2002, and $590 million, or 5.3 percent in 2001.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 23 factory locations and lease and operate another location, which contain approximately 29.4 million square feet of floor space. Of these 24 factories, ten are devoted primarily to agricultural equipment, four to commercial and consumer equipment, two to non-forestry construction equipment, one to engines, three to hydraulic and power train components, one to special technology equipment and three to forestry equipment. Outside the United States and Canada, the Equipment Operations own and operate: agricultural equipment factories in France, Germany, Mexico, The Netherlands, Brazil and South Africa; engine factories in Argentina, France and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany and The Netherlands; and forestry equipment factories in Finland and New Zealand. These factories outside the United States and Canada contain approximately 10.6 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China, India and the United States, an industrial truck manufacturer in South Africa and the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy the Company’s current expectations for retail market demand. The Equipment Operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain viable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions. Common manufacturing facilities and techniques are employed in the production of components for agricultural, commercial and consumer and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products at the times when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and compensation incentives related to productivity and organizational structure. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $304 million in 2003, compared with $351 million in 2002, and $480 million in 2001. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $306 million, $296 million and $295 million, respectively. Capital expenditures for these operations in 2004 are currently estimated to be $520 million. The 2004 expenditures will be related primarily to the modernization and restructuring of key manufacturing facilities and will also be related to the development of new products. Future levels of capital expenditures will depend on business conditions.

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

Marketing

In the United States and Canada, the Equipment Operations distribute equipment and service parts through the following facilities (collectively called sales branches): one agricultural equipment sales and administration office supported by seven agricultural equipment sales branches; one construction, earthmoving, material handling and forestry equipment sales and administration office; and one commercial and consumer equipment sales and administration office.

In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3,167 dealer locations, most of which are independently owned. Of these, approximately 1,600 sell agricultural equipment, while 576 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 576. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 991 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through various general and mass merchandisers, including The Home Depot.

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 160 countries. Sales branches are located in Germany, France, Italy, Russia, Spain, Switzerland, the United Kingdom, South Africa, Mexico, Brazil, Argentina, Uruguay, Australia and Hong Kong. Export sales branches are located in Europe and the United States. Associated companies doing business in China and India also sell John Deere agricultural equipment. Commercial and consumer equipment sales occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Singapore and Finland. Some of these dealers are independently owned while the Company owns others.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods to dealers. Most trade receivables originated by the Equipment Operations are purchased by Financial Services. The Equipment Operations compensate Financial Services at market rates of interest for these receivables. Additional information appears in Note 8 to the Consolidated Financial Statements.

Special Technologies Group

The Special Technologies Group (STG) consists of three operating units that offer a range of electronic, information-system and Internet-related products and services to the Company and outside customers. STG’s purpose is to integrate advanced technology into John Deere equipment and to make such advancements directly available to customers through a variety of business relationships and ventures. One STG unit, Phoenix International, develops and produces electronic devices that control and monitor a variety of mobile-equipment functions. Another, AGRIS Corporation, is a leading supplier of information-management systems for agribusinesses. NavCom develops systems for tracking the exact position of vehicles, and for transmitting data to and from vehicles on the move.

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, offered directly to agricultural producers or offered through and acquired from farm input providers, and provide insured international export financing generally involving John Deere products (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes).

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

The Credit Companies’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural equipment, 10 percent on construction and forestry equipment and 10 percent on lawn and grounds care equipment used for personal use. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the sales companies equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2003 and 2002, the Capital Corporation’s ratios were 2.17 and 1.97 to 1, respectively, and never less than 2.05 to 1 and 1.81 to 1 for any fiscal quarter of 2003 and 2002, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were necessary under this agreement in 2002 or 2003.

Outside the United States and Canada. The Credit Companies offer equipment financing products in Argentina, Australia, Brazil, Finland, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), Spain, Sweden and the United Kingdom. Retail sales financing outside of the United States and Canada is affected by a diversity of customs and regulations.

Additional information on the Credit Companies appears on pages 17, 20 and 21.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company’s expertise in the field of health care benefit management, which had been developed from efforts to manage its own health care costs. John Deere Health Care currently provides health benefit management programs and related administrative services in Illinois, Iowa, Tennessee and Virginia for companies and government entities, either as a third-party administrator or through its health maintenance organization subsidiary, John Deere Health Plan, Inc.. At October 31, 2003, approximately 530,000 individuals were enrolled in these programs, of which approximately 72,000 were John Deere employees, retirees and their dependents.

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

EMPLOYEES

At October 31, 2003, John Deere had approximately 43,200 full-time employees, including approximately 27,000 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 40 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

The majority of employees at John Deere manufacturing facilities outside the United States are also represented by unions.

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

Name, age and office (at December 1, 2003), and year elected to office				Principal occupation during last five years other than office of the Company currently held

Robert W. Lane	54	Chairman, President and Chief Executive Officer	2000

2000 President and Chief Executive Officer; 1999-2000 Division President; 1998-99 Senior Vice President, Ag Division, and Managing Director, Region II (Europe, Africa and the Middle East); 1996-98 Senior Vice President and Chief Financial Officer

Samuel R. Allen	50	Division President	2003

2001-2002 Senior Vice President Worldwide Human Resources; 1999-2001 Vice President Region I (Latin America, the Far East, Australia and South Africa); 1998 Manager, Worldwide Engine Manufacturing Operations; 1995-98 Manager, Engine Manufacturing Operations

David C. Everitt	51	Division President	2001	1999-2000 Senior Vice President, Region II (Europe, Africa and the Middle East); 1998-99 Vice President, Region I (Latin America, the Far East, Australia and South Africa)

James R. Jenkins	58	Senior Vice President and General Counsel	2000	1999 and prior, Vice President, Secretary and General Counsel, Dow Corning

John J. Jenkins	58	Division President	2000	1997-2000 President, John Deere Health Care; 1999-2000 also Executive Sponsor, SAP*

Nathan J. Jones	47	Senior Vice President and Chief Financial Officer	1998	Has held this position for the last five years

Pierre E. Leroy	55	Division President	1996	Has held this position for the last five years

H. J. Markley	53	Division President	2001	2000-01 Senior Vice President, Worldwide Human Resources; 1996-2000 Senior Vice President, Construction Division

David M. Purvis, Senior Vice President and Chief Technology Officer, resigned from the Company on December 5, 2003.

*	SAP is a supplier of enterprise resource planning software

ITEM 2. PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own 16 facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 5.2 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.0 million square feet of floor space.

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.4 million square feet of floor space and miscellaneous other facilities total .8 million square feet.

Overall, the Company owns approximately 49.3 million square feet of facilities and leases additional square feet in various locations.

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

The Company has been cooperating in a proceeding with the California Air Resources Board regarding small engines that may not comply with California emission standards. These engines were used in certain of the Company’s portable power equipment and walk behind lawn mowers. The Company ceased selling these engines in California and is attempting to recall those previously sold.

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

ITEM 6. SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2003	2002*	2001*	2000	1999
For the Year Ended October 31:
Total net sales and revenues	$15,535	$13,947	$13,293	$13,137	$11,751
Net income (loss)	$643	$319	$(64)	$486	$239
Net income (loss) per share - basic	$2.68	$1.34	$(.27)	$2.07	$1.03
Net income (loss) per share - diluted	$2.64	$1.33	$(.27)	$2.06	$1.02
Dividends declared per share	$.88	$.88	$.88	$.88	$.88
At October 31:
Total assets	$26,258	$23,768	$22,663	$20,469	$17,578
Long-term borrowings	$10,404	$8,950	$6,561	$4,764	$3,806

*	In 2002 and 2001, the Company had special charges of $46 million, or $.18 per share, and $217 million, or $.91 per share, respectively, related to costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 16 through 23.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 23.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 24 through 49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2003, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 15, 2004 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://www.JohnDeere.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

		Page
(a) (1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2003, 2002, and 2001	24

	Consolidated Balance Sheet, October 31, 2003 and 2002	25

	Statement of Consolidated Cash Flows for the years ended October 31, 2003, 2002, and 2001	26

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2001, 2002 and 2003	27

	Notes to Consolidated Financial Statements	28

(a) (2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2003, 2002, and 2001	54

(a) (3)	Exhibits

	See the “Index to Exhibits” on pages 55 and 56 of this report.

	Certain instruments relating to long-term borrowings, constituting less than 10 percent of registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. Registrant agrees to file copies of such instruments upon request of the Commission.

(b)	Reports on Form 8-K

Date of Report	Item	Financial Statements
August 5, 2003	Item 9	None
August 12, 2003	Items 5, 7 & 12	Earnings release of the Company
September 3, 2003	Item 9	None
October 1, 2003	Item 9	None

Financial Statement Schedules Omitted

The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, III, IV and V.

(THIS PAGE INTENTIONALLY LEFT BLANK.)

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

Deere & Company and its subsidiaries manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; a broad range of equipment for construction and forestry; and other technological products and services. The company also provides credit services and managed health care plans.

2003 COMPARED WITH 2002

CONSOLIDATED RESULTS

Worldwide net income in 2003 was $643 million, or $2.64 per share diluted ($2.68 basic), compared with $319 million, or $1.33 per share diluted ($1.34 basic), in 2002. The success of new products and ongoing efforts to manage costs and asset intensity were evident in the results for 2003. Improved market conditions also contributed to the stronger performance of the company’s construction and forestry and commercial and consumer equipment segments. Additionally, as a result of disciplined asset management, trade receivables ended the year at their lowest level in more than a decade.

Net sales and revenues increased 11 percent to $15,535 million in 2003, compared with $13,947 million in 2002. Net sales of the Equipment Operations increased 14 percent in 2003 to $13,349 million from $11,703 million last year. Net sales increased primarily due to higher physical volumes of commercial and consumer equipment and construction and forestry equipment. In addition, the increase was due to the translation effect of stronger foreign currency exchange rates and improved price realization. Net sales outside the United States and Canada increased 17 percent in 2003. Excluding the impact of changes in currency exchange rates, these sales were up 5 percent for the year.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $708 million in 2003, compared with $401 million in 2002. Operating profit increased primarily due to improved price realization and a higher physical volume of sales. Partially offsetting these factors were an increase in postretirement benefit costs of $306 million this year. Last year’s results were negatively affected by the costs of closing certain facilities and higher costs associated with the company’s minority investments in Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax), ventures involved in the ownership and development of several construction equipment dealer locations. During the first quarter of 2004, the company acquired a majority interest in Nortrax, Inc. and it was consolidated.

The Equipment Operations’ net income was $305 million in 2003, compared with $78 million in 2002. The same operating factors mentioned above affected these results. In addition, prior-year results were negatively impacted by a higher effective tax rate.

Net income of the company’s Financial Services operations in 2003 was $330 million, compared with $262 million in 2002. The increase was primarily due to lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation last year. Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2003 was 80.5 percent, compared to 82.0 percent last year. The decrease in the ratio was primarily due to improved price realization, higher production volumes, the discontinuance of the amortization of goodwill, and last year’s costs from closing certain facilities and higher costs related to Nortrax. These improvements were partially offset by higher postretirement benefit costs.

Finance and interest income decreased this year primarily due to a decrease in rental income on operating leases caused by a lower level of leases. Health care premiums and fees and related health care claims and costs increased, compared to last year, primarily due to higher enrollment. Other income decreased this year primarily related to a lower volume of retail notes sold. Research and development costs increased this year due to the higher level of new product development and exchange rate fluctuations. Selling, administrative and general expenses were higher this year primarily due to higher expenses for employee postretirement benefits, exchange rate fluctuations and increased promotional and support costs for new products. Other operating expenses decreased primarily as a result of lower depreciation on operating leases this year due to the lower level of leases, and the absence of last year’s losses from the Argentine operations related to the peso devaluation. Equity income (loss) of unconsolidated affiliates improved this year primarily due to the results of the Deere-Hitachi Construction Machinery Corporation and Nortrax.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2003 were $593 million, compared to $279 million in 2002. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.5 percent, or $597 million, in 2003, compared to 9.7 percent, or $663 million, in 2002. The actual return on postretirement benefit plan assets was a gain of $1,050 million in 2003, compared to a loss of $522 million in 2002. In 2004, the long-term expected return will continue to be 8.5 percent. The total unrecognized losses related to the postretirement benefit plans at October 31, 2003 was $4,794 million. The company expects the increase in postretirement benefit costs in 2004 to be approximately $125 million pretax, compared with 2003, caused by the amortization of the unrecognized losses primarily as a result of increasing the medical trend rate assumptions and a decrease in the discount rate assumption. The company makes any required contributions to the postretirement benefit plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $745 million in 2003 and $228 million in 2002, which include direct benefit payments for unfunded plans. The contributions in 2003 included a $475 million voluntary contribution to the United States postretirement benefit plan assets. No voluntary contribution was made in 2002. See the following discussion of “Critical Accounting Policies” for postretirement benefit obligations.

The estimated annual pretax increase in earnings and cash flows in 2002, 2003 and ongoing from the restructurings in 2001 and 2002 were approximately $100 million. These savings were as expected. The restructurings primarily reduced cost of sales by approximately $300 million and selling, administrative and general expenses by $30 million, partially offset by a reduction in sales of $230 million.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion relates to operating results by reportable segment and geographic area. Operating profit is income before external interest expense, certain foreign exchange gains or losses, income taxes and corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $337 million in 2003, compared with $439 million in 2002. Net sales increased 9 percent this year due to the translation effect of stronger exchange rates and improved price realization. The production volumes and physical volume of sales were approximately equal to last year. The lower operating profit was primarily due to higher postretirement benefit costs of $216 million, higher compensation to the credit operations for financing trade receivables and one-time labor agreement ratification costs. Offsetting these factors was the impact of improved price realization.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $227 million, compared with $79 million in 2002. Net sales increased 19 percent for the year primarily due to strong retail demand for recently introduced products and the impact of expanded distribution channels. The improved operating profit was primarily due to higher sales and production volumes. Partially offsetting these factors were higher promotional and support costs related to new products, as well as higher postretirement benefit costs of $31 million. Results in 2002 were also negatively affected by restructuring costs related to the closure of certain facilities.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $152 million in 2003, compared with an operating loss of $75 million in 2002. Sales increased 24 percent for the year. The increase was primarily due to higher physical volumes, reflecting improved retail activity. The operating profit improvement was primarily due to higher sales and production volumes. Improved price realization also had a favorable impact on this year’s results. Partially offsetting these factors were higher postretirement benefit costs of $59 million. Last year’s results were negatively affected by higher costs related to the company’s investment in Nortrax and the costs for a factory closing.

Worldwide Credit Operations

The operating profit of the credit operations was $474 million in 2003, compared with $386 million in 2002. Operating profit in 2003 was higher than last year due primarily to lower loan losses, growth in the portfolio and the absence of losses in Argentina related to the peso devaluation, partially offset by narrower financing spreads, lower gains from a lower volume of retail note sales and higher selling, administrative and general expenses. Total revenues of the credit operations decreased 2 percent in 2003, primarily reflecting lower rental income from operating leases related to the lower level of leases, and a decrease in gains on a lower volume of retail note sales. The average balance of receivables and leases financed was 12 percent higher in 2003, compared with 2002, primarily due to the increased level of trade receivables. A decrease in financing rates, partially offset by an increase in average borrowings in 2003, resulted in a 1 percent decrease in interest expense, compared with 2002. The credit operations’ ratio of earnings to fixed charges was 2.07 to 1 in 2003, compared to 1.85 to 1 in 2002.

Worldwide Other Operations

The company’s other operations had an operating profit of $22 million in 2003, compared with an operating loss of $12 million last year. The improvement was primarily due to lower costs and expenses of the special technologies group and the absence of goodwill amortization from the adoption of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The operating profit for the health care operations was comparable to last year.

Equipment Operations in United States and Canada

The equipment operations in the United States and Canada had an operating profit of $386 million in 2003, compared with $170 million in 2002. The increase was primarily due to improved price realization and higher sales and production volumes of construction and forestry and commercial and consumer equipment. Partially offsetting these items were higher postretirement benefit costs and higher promotional and support costs related to new products. Last year’s results were negatively affected by restructuring costs related to the closure of certain facilities and higher costs related to the company’s investment in Nortrax. Sales increased 13 percent in 2003 while the physical volume of sales increased 10 percent, compared to 2002.

Equipment Operations outside United States and Canada

The equipment operations outside the United States and Canada had an operating profit of $322 million in 2003, compared with $231 million in 2002. The increase was primarily due to higher sales and production volumes of agricultural equipment. Sales increased mainly from the effect of stronger foreign exchange rates, as well as improvements in price realization and physical volume. Partially offsetting these factors were higher expenses related to stronger foreign exchange rates and increased compensation to the credit operations for financing trade receivables. Sales were 17 percent higher than last year, while the physical volume of sales increased 2 percent in 2003, compared with 2002.

MARKET CONDITIONS AND OUTLOOK

As a result of the factors and conditions outlined below, sales for the full 2004 fiscal year are expected to increase between 9 and 11 percent and net income is forecast to be in a range of $750 million to $850 million. The company’s net equipment sales for the first quarter of 2004 are currently forecast to be up approximately 25 percent in comparison with depressed sales levels in the first quarter of 2003, although production levels are expected to increase only 9 to 11 percent for the first quarter. Company-wide net income for the first quarter in 2004 is forecasted in a range of $100 million to $150 million. Excluding the impact of currency and price, sales are expected to increase 18 to 20 percent for the quarter and 6 to 8 percent for the year.

The company’s yearly earnings estimate also includes an increase of approximately $125 million pretax in postretirement benefit costs, based on the company’s assumptions that reflect recent trends in medical inflation and interest rates.

Agricultural Equipment: After hitting a record level in 2003, United States farm income is expected to remain strong in the coming year as a result of continuing high crop and livestock prices, as well as favorable levels of carryover stocks in farm commodities. In addition, tax provisions that offer expanded depreciation and expense write-offs should lend further support to farm machinery sales. As a result of these positive factors, industry retail sales in the United States and Canada are now expected to be up 5 to 10 percent for fiscal 2004. In other parts of the world, industry retail sales in Western Europe are expected to be flat to down 5 percent for the year mainly as a result of lower farm income due to the impact of drought on the livestock sector. The company believes industry sales in South America will be flat in 2004. While favorable conditions support further industry growth in South America, the company believes this could be offset by the timing and availability of Brazilian government financing. On a worldwide basis, sales of the company’s agricultural equipment are now forecast to be up between 8 to 10 percent for the year with an increase in physical volume of 5 to 7 percent.

Commercial and Consumer Equipment: The company’s commercial and consumer equipment sales are expected to continue benefiting from the success of new products, including an expanded utility-vehicle line and the 100 series lawn tractor introduced in the mass and dealer channels in 2003. As a result, the segment’s sales are forecast to be up between 10 to 12 percent for the year.

Construction and Forestry: Retail activity in the construction and forestry sectors rose at a healthy rate in 2003 mainly as a result of strong replacement demand. The company’s sales for 2003 rose sharply in virtually all market segments and outpaced the industry. Further replacement demand is expected to lead to modest growth in the industry in 2004. In 2004, the company’s shipments of construction and forestry equipment are projected to be up 2 to 4 percent. The company consolidated Nortrax, Inc. during the first quarter of 2004. Including Nortrax in the consolidated results will add an additional estimated $275 million to sales for the year.

Credit Operations: Although the company’s credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The credit operations expect net income of about $300 million for the year.

FASB STATEMENT NO. 142

In the first quarter of 2003, the company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. In accordance with this Statement, the company did not amortize goodwill related to new acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions as of November 1, 2002. Based on the new standard, goodwill will be written down only for impairments. The company was also required to test existing goodwill for impairment on a transitional basis as of November 1, 2002. The company completed this test and determined that its goodwill was not impaired and no write-downs were necessary. In 2002 and 2001, the company had goodwill amortization of $58 million pretax ($53 million after-tax) and $55 million pretax ($51 million after-tax), respectively.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, animal diseases, crop pests, harvest yields and availability of rail transport for crops. Factors that are particularly important to the company’s outlook for this segment include prices realized by farmers for their crops and livestock, which in turn are strongly impacted by weather and soil conditions and the level of farm product exports, as well as the level of payments under United States government farm programs. Further outbreaks of “mad cow” or “foot-and-mouth” disease could also adversely affect livestock and feed prices. Concerns pertaining to genetically modified organisms, or GMOs, may affect farm exports. The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

Factors affecting the outlook for the company’s commercial and consumer equipment segment include general economic conditions in the United States, consumer confidence, consumer borrowing patterns and weather conditions. Another important assumption is continued consumer acceptance of the company’s new products, including the new 100-series lawn tractors and an expanded utility vehicle line. Sales of commercial and consumer equipment during the winter are also affected by the amount and timing of snowfall.

The number of housing starts is especially important to sales of the company’s construction equipment. The levels of public and non-residential construction also impact the results of the company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the company’s businesses and its reported results are affected by general economic conditions in and the political stability of global markets in which the company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission, actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the company operates.

Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit costs.

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

2002 COMPARED WITH 2001

CONSOLIDATED RESULTS

Worldwide net income in 2002 was $319 million, or $1.33 per share diluted ($1.34 basic), compared with a net loss of $64 million, or $.27 per share diluted ($.27 basic), in 2001. Special charges of $46 million in 2002 and $217 million in 2001 had a negative impact on the results for the respective years. These charges were related to the costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program in 2001. In addition to the decrease in special charges, better price realization as well as the favorable impact of the company’s broad-based cost and expense reduction initiatives were the primary drivers of the improved results in 2002. Favorable customer response to new products also contributed to achieving higher sales and more efficient production levels. These factors, in conjunction with a $323 million reduction in trade receivables and inventories helped generate consolidated cash flow from operations of $1.9 billion for 2002, well above 2001 levels.

Net sales and revenues increased 5 percent to $13,947 million in 2002, compared with $13,293 million in 2001, primarily due to higher net sales. Net sales of the Equipment Operations increased 6 percent in 2002 to $11,703 million from $11,077 million in 2001. The sales increase reflected higher overseas sales of agricultural equipment, especially in Europe, the impact of acquisitions net of divestitures and higher sales of commercial and consumer equipment. Sales were down for construction and forestry equipment (excluding acquisitions) and also for agricultural equipment in the United States and Canada. Sales outside the United States and Canada rose by 19 percent in 2002 due to higher agricultural equipment sales mainly in Europe. Without the effect of foreign exchange rate changes, these sales would have been up 18 percent for 2002.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $401 million in 2002, compared with an operating loss of $46 million in 2001. The operating profit increased primarily due to the decrease in the previously mentioned special charges, improved price realization, cost and expense reductions, higher sales of agricultural and commercial and consumer equipment, and the absence of losses from the Homelite consumer products business, which was sold. Partially offsetting these factors were the compensation to credit for financing trade receivables, higher new product start-up costs and costs associated with Nortrax. Also having a negative impact on the results for 2002 were higher postretirement benefit costs, before special items, as well as lower sales and production volumes at core construction and forestry manufacturing facilities in Dubuque and Davenport, Iowa.

The Equipment Operations’ net income was $78 million in 2002, compared with a net loss of $238 million in 2001. The same operating factors mentioned above affected these results. In addition, the 2002 results benefited from lower interest expense, while a higher tax rate had a negative effect.

Net income of the company’s Financial Services operations in 2002 was $262 million, compared with $192 million in 2001. The increase was primarily due to the income earned on the trade receivables financed by the credit operations, increased gains on the sales of retail notes and improved interest rate spreads. Additional information is presented in the following discussion of the credit operations. Health care premiums and fees and related health care claims and costs increased in 2002, compared to 2001, primarily from increases in enrollment, premium increases and medical cost inflation.

The cost of sales to net sales ratio for 2002 was 82.0 percent, compared to 84.6 percent in 2001. The lower ratio was primarily due to the decrease in special charges, the higher level of production and improved price realization, partially offset by higher costs related to new product start-up, Nortrax and postretirement benefits.

Research and development expenses decreased in 2002, compared to 2001 when the company was introducing an unprecedented number of new products. Interest expense decreased in 2002 due primarily to lower average borrowing rates. Other operating expenses increased in 2002, primarily as a result of losses from the Argentine operations related to the peso devaluation. Other income increased in 2002, compared to 2001, primarily due to increased gains from sales of retail notes and the receipt of fire insurance settlements.

BUSINESS SEGMENT RESULTS

The agricultural equipment segment had an operating profit of $439 million in 2002, compared with $257 million in 2001. Net sales increased 7 percent in 2002 due to higher overseas sales, especially in Europe, where a record number of new products were introduced last fall. Partially offsetting the increase were lower United States and Canada sales for 2002. The operating profit improvement was primarily due to the decrease in special charges, improved price realization and higher sales and production volumes, as well as cost and expense reductions. Partially offsetting these factors were the compensation to credit for financing trade receivables and higher postretirement benefit costs. In addition, the 2002 results were negatively affected by higher new product start-up costs. Reflecting the segment’s commitment to more-disciplined asset management, company-owned and field inventory levels were down $120 million for 2002 in spite of the impact of stronger foreign currency exchange rates.

The commercial and consumer equipment segment had an operating profit of $79 million in 2002, compared with an operating loss of $165 million in 2001. Net sales increased 7 percent for 2002 or 6 percent without acquisitions and divestitures.The operating profit improvement was mainly due to the decrease in special charges, the absence of losses from Homelite, higher sales, lower sales incentive costs, lower expenses and the receipt of fire insurance settlements. Partially offsetting these factors was the compensation to credit for financing trade receivables. Company-owned and field inventory reductions totaled $204 million for 2002.

The construction and forestry segment had an operating loss of $75 million in 2002, compared with an operating loss of $83 million in 2001. Sales decreased 1 percent for 2002. Excluding the impact of acquisitions, sales decreased 6 percent. Production volumes at core facilities were down 8 percent for 2002. The improvement in operating results was primarily due to a decrease in special charges and cost and expense reductions. Partially offsetting these factors were higher sales incentive costs, higher costs related to the investment in Nortrax, and the lower sales and production volumes from core operations. Also having a negative impact on the results for 2002 were higher postretirement benefit costs.

The operating profit of the credit operations was $386 million in 2002, compared with $274 million in 2001. Operating profit in 2002 was higher than in 2001 due primarily to income earned on trade receivables, increased gains on sales of retail notes and improved interest rate spreads, partially offset by an increase in the provision for credit losses and losses related to the peso devaluation in Argentina. Total revenues of the credit operations increased 9 percent in 2002, primarily reflecting the intercompany interest compensation received from the Equipment Operations related to trade receivables financed. The average balance of receivables and leases financed was 22 percent higher in 2002, compared with 2001, primarily due to the trade receivables mentioned above. A decrease in average borrowing rates in 2002 resulted in a 16 percent decrease in interest expense, compared with 2001. The credit operations’ ratio of earnings to fixed charges was 1.85 to 1 in 2002, compared to 1.51 to 1 in 2001.

The company’s other operations had an operating loss of $12 million in 2002, compared with $31 million in 2001. Results for both years were adversely affected by costs related to the development of new products and goodwill amortization of the special technologies operations. The decreased loss in 2002 was primarily due to cost and expense reductions in the technologies businesses and improved results of the health care operations mainly due to larger enrollment.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

The company’s equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. The Equipment Operations sell most of their trade receivables to the company’s credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external financing sources.

Cash provided by operating activities during 2003 was $1,203 million primarily due to net income and a decrease in trade receivables and inventories, which were partially offset by a cash outflow for voluntary contributions to United States employee postretirement benefit plans of $475 million (none last year). The operating cash flows and the proceeds from the issuance of common stock of $175 million (which were derived from the exercise of stock options) were used primarily to increase cash and cash equivalents by $858 million, fund purchases of property and equipment of $303 million and pay dividends to stockholders of $211 million.

Over the last three years, operating activities have provided an aggregate of $5,292 million in cash. In addition, borrowings increased $455 million, proceeds from the issuance of common stock were $240 million and the receivables from Financial Services decreased $143 million. The aggregate amount of these cash flows was used mainly to fund purchases of property and equipment of $1,144 million, an increase in the investment in Financial Services of $700 million and stockholders’ dividends of $626 million. Cash and cash equivalents also increased $3,648 million over the three-year period.

Trade receivables held by the Equipment Operations decreased by $263 million during 2003. During this time period, the Equipment Operations sold most of its trade receivables to the credit operations. The decrease from a year ago was primarily due to the increased sales of overseas trade receivables to the credit operations (see following consolidated discussion).

Inventories decreased by $6 million in 2003. Most of these inventories are valued on the last-in, first-out (LIFO) method. Based on constant exchange rates, inventories were approximately $110 million lower this year. The ratios of inventories at LIFO cost to the last 12 months’ cost of sales were 13 percent at October 31, 2003, compared to 14 percent at October 31, 2002.

Total interest-bearing debt of the Equipment Operations was $3,304 million at the end of 2003, compared with $3,387 million at the end of 2002 and $2,984 million at the end of 2001. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2003, 2002 and 2001 was 45 percent, 52 percent and 43 percent, respectively.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

Cash flows from the company’s Financial Services operating activities were $694 million in 2003. Cash provided by financing activities totaled $219 million in 2003, representing a $780 million increase in long-term borrowings and a $250 million increase in short-term borrowings, partially offset by a $563 million decrease in borrowings from the Equipment Operations and the payment of $248 million of dividends. The cash provided by operating and financing activities was used primarily to increase receivables. Cash used by investing activities totaled $733 million in 2003, primarily due to receivable acquisitions exceeding collections by $2,615 million, partially offset by sales of receivables of $1,941 million. Cash and cash equivalents also increased $199 million.

Over the past three years, the Financial Services operating activities have provided $2,177 million in cash. In addition, the sale of receivables of $6,637 million, an increase in borrowings of $2,617 million, the sale of equipment on operating leases of $1,398 million and a capital investment from the Equipment Operations of $700 million have provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $12,332 million, and dividends of $658 million. Cash and cash equivalents also increased $175 million over the three-year period.

Receivables and leases increased by $818 million in 2003, compared with 2002. Acquisition volumes of receivables and leases increased 23 percent in 2003, compared with 2002. The volumes of operating loans, trade receivables, revolving charge accounts, wholesale notes and retail notes increased approximately 33 percent, 30 percent, 28 percent, 13 percent and 7 percent, respectively. The credit operations also sold retail notes receiving proceeds of $1,941 million during 2003, compared with $2,968 million in 2002. At October 31, 2003 and 2002, net receivables and leases administered, which include receivables and leases previously sold but still administered, were $16,476 million and $15,363 million, respectively.

Trade receivables held by the credit operations increased by $141 million in 2003 primarily due to the increased purchases of overseas trade receivables from the Equipment Operations (see following consolidated discussion).

Total external interest-bearing debt of the credit operations was $11,447 million at the end of 2003, compared with $10,001 million at the end of 2002 and $9,776 million at the end of 2001. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 5.6 to 1 at the end of 2003, 2002 and 2001.

During 2003, the credit operations issued $850 million of 3.90% Global Notes due in January 2008 and entered into interest rate swaps related to $650 million of these notes, which swapped the fixed rate to a variable rate of approximately 1.7% at October 31,2003. During 2003, the credit operations also issued $650 million of 5.10% Global Debentures due in January 2013 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of approximately 1.8% at October 31, 2003. During 2003, the credit operations retired $200 million of floating rate notes. The credit operations issued $1,804 million and retired $2,324 million of other long-term borrowings during the year, which were primarily medium-term notes.

CONSOLIDATED

Sources of liquidity for the company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the company, the company expects to have sufficient sources of liquidity to meet its funding needs. The company’s worldwide commercial paper outstanding at October 31, 2003 and 2002 was approximately $2.1 billion and $1.8 billion, respectively, while the total cash and cash equivalents position was $4.4 billion and $2.8 billion, respectively. The company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the United States, Canada, Europe and Australia, as well as public and private securitization markets in the United States and Canada. In addition, the company has access to unsecured bank lines of credit with various United States and foreign banks (see Note 16).

To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold company securities. A credit rating agency may change or withdraw company ratings based on its assessment of the company’s current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.

The senior long-term and short-term debt ratings currently assigned to company securities by the rating agencies listed below are investment grade ratings. Each rating should be evaluated independently of any other rating. The current company ratings and ratings outlook from each of the rating agencies engaged by the company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Negative (long-term only)
Dominion Bond Rating Service	A	R-1 (low)	Negative (long-term only)

Trade accounts and notes receivable arise from sales of goods to dealers. Trade receivables decreased by $115 million in 2003. Based on constant exchange rates, trade receivables were approximately $235 million lower this year. Total worldwide agricultural equipment trade receivables increased $5 million, commercial and consumer equipment receivables decreased $77 million, construction and forestry receivables decreased $41 million and other equipment receivables decreased $2 million. The ratios of trade accounts and notes receivable at October 31 to fiscal year net sales were 20 percent in 2003, compared with 23 percent in 2002 and 26 percent in 2001. The collection period for trade receivables averages less than 12 months. The percentage of receivables outstanding for a period exceeding 12 months was 11 percent at October 31, 2003, compared with 6 percent at October 31, 2002 and 11 percent at October 31, 2001.

Stockholders’ equity was $4,002 million at October 31, 2003, compared with $3,163 million and $3,992 million at October 31, 2002 and 2001, respectively. The increase of $839 million resulted primarily from net income of $643 million, a change in the cumulative translation adjustment of $214 million and a decrease in treasury stock of $181 million, partially offset by dividends declared of $211 million.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s credit operations periodically securitize and sell retail notes to special purpose entities (SPEs) in securitizations of retail notes. The credit operations use these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs enables these operations to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding from securitizations reflects such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. Based on an assessment of these and other factors, the company received $1,891 million of funding and recognized pretax gains of $50 million related to these securitizations during 2003. The company’s total exposure to recourse provisions related to securitized retail notes was $236 million and the total assets held by the SPEs related to securitizations was $2,964 million at October 31, 2003.

At October 31, 2003, the company had a 41 percent ownership interest in Nortrax, Inc. and a 40 percent ownership interest in Nortrax Investments, Inc. (collectively called Nortrax), which have been recorded on the equity basis. These operations are involved in the ownership and development of several construction equipment dealers. The company has certain option agreements with the majority owners of Nortrax related to ownership for which the probable costs have been accrued at year-end. At October 31, 2003, Nortrax’s total assets, total net assets and the company’s investment in Nortrax were $432 million, $97 million and $40 million, respectively. The sales from the company to Nortrax and its affiliates in 2003 were $412 million, and the company’s receivables from Nortrax at October 31, 2003 totaled $235 million. Nortrax did not have significant external borrowings. Subsequent to year-end (in December 2003), the company exercised certain call options in Nortrax, Inc. for $112 million, increasing the company’s ownership interest to 83 percent. Nortrax, Inc., which represents most of the Nortrax operations, was consolidated at that time.

At October 31, 2003, the company had guaranteed approximately $80 million of residual values for five operating leases related to certain administrative and manufacturing buildings. The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued expenses of $15 million related to these agreements at October 31, 2003. The leases have terms expiring from 2004 to 2007.

At October 31, 2003, the company had approximately $70 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2003, the company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2003 was approximately seven years.

AGGREGATE CONTRACTUAL OBLIGATIONS

Most of the company’s contractual obligations to make payments to third parties are debt obligations. In addition, the company has certain contractual agreements for future lease payments. The payment schedule for these contractual obligations in millions of dollars is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt*
Equipment Operations	$3,229	$577	$301	$1	$2,350
Financial Services	11,216	3,770	3,120	1,690	2,636

Total	14,445	4,347	3,421	1,691	4,986
Operating leases	356	85	96	71	104

Total obligations	$14,801	$4,432	$3,517	$1,762	$5,090

*	Principal payments only.

CRITICAL ACCOUNTING POLICIES

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company’s financial statements and require the most difficult, subjective or complex judgments. The company’s other accounting policies are described in the Notes to the Consolidated Financial Statements.

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels and settlement volumes. The final cost of these programs and the amount of accrual required for a specific sale is fully determined when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

Product Warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are usually estimated based on historical warranty claims. Variances in claims experience and the type of warranty programs affect these estimates, which are reviewed quarterly.

Retirement Benefit Obligations

Pension obligations and other postretirement employee benefit (OPEB) obligations are based on various assumptions used by the company’s actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

The effect of hypothetical changes to selected assumptions on the company’s major United States retirement benefit plans would be as follows in millions of dollars:

		October 31, 2003		2004
Assumptions	Percentage Change	Increase (Decrease) PBO/APBO*	Increase (Decrease) Equity**	Increase (Decrease) Expense
Pension
Discount rate***	+/-.5	$(343)361	$197/(207)	$(13)/22
Expected return on assets	+/-.5			(33)/33
OPEB
Discount rate***	+/-.5	(251)/263		(28)/28
Health care cost trend rate***	+/-1.0	612/(545)		135/(119)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Minimum pension liability adjustment after-tax.
***	Pretax impact on service cost, interest cost and amortization of gains or losses.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2003 and 2002 would have been approximately $56 million and $35 million, respectively.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed monthly. Based on the Equipment Operations anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent strengthening of the United States dollar relative to all other currencies through 2004 would decrease the 2004 expected net cash inflows by $65 million. Similar assumptions and calculations indicated a potential $28 million adverse effect on the 2003 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the United States dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2003, 2002 and 2001

(In millions of dollars except per share amounts)

	2003	2002	2001
Net Sales and Revenues
Net sales	$13,349.1	$11,702.8	$11,077.4
Finance and interest income	1,275.6	1,339.2	1,445.2
Health care premiums and fees	664.5	636.0	585.0
Other income	245.4	269.0	185.3

Total	15,534.6	13,947.0	13,292.9

Costs and Expenses
Cost of sales	10,752.7	9,593.4	9,376.4
Research and development expenses	577.3	527.8	590.1
Selling, administrative and general expenses	1,744.2	1,657.3	1,716.8
Interest expense	628.5	637.1	765.7
Health care claims and costs	536.1	518.4	476.0
Other operating expenses	324.5	410.3	392.7

Total	14,563.3	13,344.3	13,317.7

Income (Loss) of Consolidated Group before Income Taxes	971.3	602.7	(24.8)
Provision for income taxes	336.9	258.3	17.7

Income (Loss) of Consolidated Group	634.4	344.4	(42.5)

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	(3.8)	(3.3)
Other	8.5	(21.4)	(18.2)

Total	8.7	(25.2)	(21.5)

Net Income (Loss)	$643.1	$319.2	$(64.0)

Per Share Data
Net income (loss)—basic	$2.68	$1.34	$(.27)
Net income (loss)—diluted	$2.64	$1.33	$(.27)
Dividends declared	$.88	$.88	$.88

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2003 and 2002

(In millions of dollars except per share amounts)

	2003	2002
ASSETS
Cash and cash equivalents	$4,384.5	$2,814.9
Marketable securities	231.8	189.2
Receivables from unconsolidated affiliates	303.2	265.8
Trade accounts and notes receivable—net	2,619.3	2,733.6
Financing receivables—net	9,974.2	9,067.5
Other receivables	428.3	426.4
Equipment on operating leases—net	1,381.9	1,609.2
Inventories	1,366.1	1,371.8
Property and equipment—net	2,075.6	1,998.3
Investments in unconsolidated affiliates	195.5	180.6
Goodwill	872.1	804.0
Other intangible assets—net	252.9	90.9
Prepaid pension costs	62.6	49.6
Other assets	534.3	582.1
Deferred income taxes	1,476.1	1,490.1
Deferred charges	99.6	94.0

Total Assets	$26,258.0	$23,768.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$4,347.2	$4,437.3
Payables to unconsolidated affiliates	87.8	64.0
Accounts payable and accrued expenses	3,105.5	3,142.2
Health care claims and reserves	94.1	92.8
Accrued taxes	226.5	87.4
Deferred income taxes	30.7	24.5
Long-term borrowings	10,404.2	8,950.4
Retirement benefit accruals and other liabilities	3,959.9	3,806.2

Total liabilities	22,255.9	20,604.8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized—600,000,000 shares; issued—268,215,602 shares in 2003 and 2002), at stated value	1,987.8	1,957.0
Common stock in treasury, 24,694,170 shares in 2003 and 29,321,098 shares in 2002, at cost	(1,141.4)	(1,322.2)
Unamortized restricted stock compensation	(5.8)	(17.8)
Retained earnings	4,329.5	3,912.6

Total	5,170.1	4,529.6

Minimum pension liability adjustment	(1,078.0)	(1,032.1)
Cumulative translation adjustment	(79.2)	(293.1)
Unrealized loss on derivatives	(22.4)	(47.0)
Unrealized gain on investments.	11.6	5.8

Accumulated other comprehensive income (loss)	(1,168.0)	(1,366.4)

Total stockholders’ equity	4,002.1	3,163.2

Total Liabilities and Stockholders’ Equity	$26,258.0	$23,768.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2003, 2002 and 2001

(In millions of dollars)

	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$643.1	$319.2	$(64.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful receivables	106.8	160.7	113.0
Provision for depreciation and amortization	631.4	725.3	718.3
Undistributed earnings of unconsolidated affiliates	(5.5)	22.7	19.5
Provision (credit) for deferred income taxes	33.1	(1.2)	(230.3)
Changes in assets and liabilities:
Receivables	182.3	158.2	316.9
Inventories	84.1	85.8	136.5
Accounts payable and accrued expenses	(184.9)	144.0	40.7
Other	45.3	263.6	62.8

Net cash provided by operating activities	1,535.7	1,878.3	1,113.4

Cash Flows from Investing Activities
Collections of receivables	9,077.6	6,987.0	6,966.3
Proceeds from sales of financing receivables	1,941.0	2,967.8	1,728.0
Proceeds from maturities and sales of marketable securities	76.4	75.4	32.4
Proceeds from sales of equipment on operating leases	514.5	495.2	391.7
Proceeds from sales of businesses	22.5	53.5
Cost of receivables acquired	(11,576.8)	(9,955.3)	(9,795.7)
Purchases of marketable securities	(118.2)	(87.8)	(75.7)
Purchases of property and equipment	(309.6)	(358.7)	(491.0)
Cost of operating leases acquired	(473.7)	(487.9)	(775.2)
Acquisitions of businesses, net of cash acquired	(10.6)	(19.0)	(315.2)
Decrease (increase) in receivables from unconsolidated affiliates	(6.8)	14.8	(112.0)
Other	(32.4)	1.0	81.5

Net cash used for investing activities	(896.1)	(314.0)	(2,364.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	126.9	(1,413.2)	(506.6)
Proceeds from long-term borrowings	3,312.9	4,573.7	4,818.3
Principal payments on long-term borrowings	(2,542.7)	(2,771.0)	(2,118.5)
Proceeds from issuance of common stock	174.5	48.0	17.8
Repurchases of common stock	(.4)	(1.2)	(1.3)
Dividends paid	(210.5)	(208.9)	(206.5)
Other	(1.8)	(1.5)	(2.8)

Net cash provided by financing activities	858.9	225.9	2,000.4

Effect of Exchange Rate Changes on Cash	71.1	(5.3)	(10.6)

Net Increase in Cash and Cash Equivalents	1,569.6	1,784.9	738.3
Cash and Cash Equivalents at Beginning of Year	2,814.9	1,030.0	291.7

Cash and Cash Equivalents at End of Year	$4,384.5	$2,814.9	$1,030.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2001, 2002 and 2003

(In millions of dollars)

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock	Retained Earnings	Other Comprehensive Income (Loss)
Balance October 31, 2000	$4,301.9	$1,864.4	$(1,439.0)	$(10.9)	$4,117.2	$(229.8)

Comprehensive income (loss)
Net income (loss)	(64.0)				(64.0)
Other comprehensive income (loss)
Minimum pension liability adjustment	(7.7)					(7.7)
Cumulative translation adjustment	(63.1)					(63.1)
Unrealized loss on derivatives	(72.0)					(72.0)
Unrealized gain on investments	3.7					3.7

Total comprehensive income (loss)	(203.1)

Repurchases of common stock	(1.3)		(1.3)
Treasury shares reissued	34.8		34.8
Dividends declared	(206.1)				(206.1)
Acquisition of a business	80.5	80.5
Other stockholder transactions	(14.5)	3.7		(5.9)	(12.3)

Balance October 31, 2001	3,992.2	1,948.6	(1,405.5)	(16.8)	3,834.8	(368.9)

Comprehensive income (loss)
Net income	319.2				319.2
Other comprehensive income (loss)
Minimum pension liability adjustment	(1,015.9)					(1,015.9)
Cumulative translation adjustment	(7.6)					(7.6)
Unrealized gain on derivatives	25.0					25.0
Unrealized gain on investments	1.0					1.0

Total comprehensive income (loss)	(678.3)

Repurchases of common stock	(1.2)		(1.2)
Treasury shares reissued	84.5		84.5
Dividends declared	(209.3)				(209.3)
Other stockholder transactions	(24.7)	8.4		(1.0)	(32.1)

Balance October 31, 2002	3,163.2	1,957.0	(1,322.2)	(17.8)	3,912.6	(1,366.4)

Comprehensive income (loss)
Net income	643.1				643.1
Other comprehensive income (loss)
Minimum pension liability adjustment	(45.9)					(45.9)
Cumulative translation adjustment	213.9					213.9
Unrealized gain on derivatives	24.6					24.6
Unrealized gain on investments	5.8					5.8

Total comprehensive income (loss)	841.5

Repurchases of common stock	(.4)		(.4)
Treasury shares reissued	181.2		181.2
Dividends declared	(211.2)				(211.2)
Other stockholder transactions	27.8	30.8		12.0	(15.0)

Balance October 31, 2003	$4,002.1	$1,987.8	$(1,141.4)	$(5.8)	$4,329.5	$(1,168.0)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2003 include undistributed earnings of the unconsolidated affiliates of $35 million. Dividends from unconsolidated affiliates were $3 million in 2003, $2 million in 2002 and $2 million in 2001 (see Note 6).

Special purpose entities (SPEs) related to the sale and securitization of financing receivables, which are also variable interest entities, are not consolidated since the company does not control these entities, and they either meet the requirements of qualified special purpose entities, or the company is not the primary beneficiary (see Note 10).

Certain amounts for prior years have been reclassified to conform with 2003 financial statement presentations.

Structure of Operations

Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations—Includes the company’s agricultural equipment, commercial and consumer equipment, construction and forestry, and special technologies operations with Financial Services reflected on the equity basis.

Financial Services—Includes the company’s credit and health care operations.

Consolidated—Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the company” refer to the entire enterprise.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.Actual results could differ from those estimates.

Revenue Recognition

Sales of equipment and service parts are recorded when title and all risk of ownership are transferred to the independent dealer based on the agreement in effect with the dealer. In the United States and most international locations, this transfer occurs when goods are shipped to the dealer. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer.Accordingly, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment. Service parts returns are estimable and accrued at the time a sale is recognized.The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Financing revenue is recorded over the terms of the related receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms. Health care premiums and fees are recognized as earned over the terms of the policies or contracts.

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer.The estimate is based on historical data, announced incentive programs, field inventory levels and settlement volumes.

Product Warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs.These costs are usually estimated based on historical warranty claims (see Note 20).

Sales of Receivables

Certain financing receivables are periodically sold to SPEs in securitization transactions (see Note 10). Gains or losses from these sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests.The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax as a component of equity included in other comprehensive income until realized.

Depreciation and Amortization

Property and equipment, capitalized software and other intangible assets are depreciated over the estimated useful lives using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. Goodwill is also reviewed for impairment by reporting unit annually (see Note 15). If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Health Care Claims and Reserves

Health care claims and reserves include liabilities for unpaid claims based on estimated costs of settling the claims using past experience adjusted for current trends.

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies.The assets and liabilities of these operations are translated into United States dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period.The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income.The total foreign exchange pretax net loss for 2003, 2002 and 2001 was $6 million, $36 million and $16 million, respectively.

Stock-Based Compensation

The company has retained the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25. No compensation expense for stock options was recognized under this method since the options’ exercise prices were not less than the market prices of the stock at the dates the options were awarded (see Note 22).The stock-based compensation expense recognized in earnings relates to restricted stock awards. For disclosure purposes under Financial Accounting Standards Board (FASB) Statement No. 123,Accounting for Stock-Based Compensation, the Black-Scholes option pricing model was used to calculate the “fair values” of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 2003, 2002 and 2001 with the exercise price equal to the market price were $9.55, $11.42 and $12.06 per option, respectively.

Pro forma net income (loss) and net income (loss) per share, as if the fair value method in FASB Statement No. 123 had been used for stock-based compensation, and the assumptions used were as follows with dollars in millions except per share amounts:

	2003	2002	2001
Net income (loss) as reported	$643	$319	$(64)
Add:
Stock-based employee compensation costs, net of tax, included in net income	3	2
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(32)	(37)	(32)
Pro forma net income (loss)	$614	$284	$(96)
Net income (loss) per share:
As reported – basic	$2.68	$1.34	$(.27)
Pro forma – basic	$2.56	$1.19	$(.41)
As reported – diluted	$2.64	$1.33	$(.27)
Pro forma – diluted	$2.53	$1.19	$(.41)
Black-Scholes assumptions*
Risk-free interest rate	2.4%	3.6%	5.4%
Dividend yield	1.9%	2.1%	2.1%
Stock volatility	29.8%	36.0%	33.2%
Expected option life in years	3.4	3.7	4.1

*	Weighted-averages

New Accounting Standards Adopted

In 2003, the company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires the purchase method of accounting for all business combinations and eliminated the pooling of interests method effective June 30, 2001. Statement No. 141 also specifies the types of acquired intangible assets to be included in goodwill and those to be reported separately from goodwill upon adoption of Statement No. 142. No adjustments of goodwill and other intangible assets were necessary based on these requirements.

In accordance with Statement No. 142, the company did not amortize goodwill related to acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions upon adoption of the new standard as of November 1, 2002. Based on the new standard, goodwill will be written down only for impairments.The company was also required to test existing goodwill for impairment on a transitional basis as of November 1, 2002.The company has completed this test and has determined that its goodwill is not impaired and no write-downs are necessary.A fair value approach was applied to the company’s reporting units to determine if the carrying value of goodwill was impaired.The fair value of the reporting units was established based on discounted cash flows and market multiples. Goodwill will continue to be tested for impairment annually, or more often if events and circumstances change.

Pro forma net income (loss) and net income (loss) per share, excluding goodwill amortization, were as follows with dollars in millions except per share amounts:

	2003	2002	2001
Net income (loss) as reported	$643	$319	$(64)
Goodwill amortization, net of tax		53	51

Pro forma net income (loss)	$643	$372	$(13)

Basic net income per share:
Net income (loss) as reported	$2.68	$1.34	$(.27)
Goodwill amortization, net of tax		.22	.22

Pro forma net income (loss)	$2.68	$1.56	$(.05)

Diluted net income per share:
Net income (loss) as reported	$2.64	$1.33	$(.27)
Goodwill amortization, net of tax		.22	.21

Pro forma net income (loss)	$2.64	$1.55	$(.06)

In 2003, the company also adopted new accounting standards issued by the FASB described as follows. Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee (see Note 20). Statement No. 143, Accounting for Asset Retirement Obligations, requires legal obligations associated with the retirement of long-lived assets to be recorded as increases in costs of the related assets. Statement No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets, retains the previous cash flow test for impairment and broadens the presentation of discontinued operations. Statement No. 146,Accounting for the Costs

Associated with Exit or Disposal Activities, requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to a plan to exit an activity. Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends the transition provisions and requires certain pro forma disclosures. Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, which incorporates certain implementation guidance and clarifies the definition of a derivative. Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. The adoption of these standards did not have a material effect on the company’s financial position or net income.

New Accounting Standard to be Adopted

In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the company must consolidate any variable interest entities (VIEs) in which the company holds variable interests and the company is deemed the primary beneficiary. The effective date for the adoption of FIN No. 46 for interests in VIEs created prior to February 1, 2003 is the end of the first fiscal quarter of 2004 and the adoption is not expected to have a material effect on the company’s financial position or net income. The effective date for new VIEs created after January 31, 2003 was immediate and the adoption had no effect.

As disclosed in Note 10, the company’s credit operations hold retained interests in certain special purpose entities (SPEs) related to the securitization and sale of their retail notes. These SPEs are defined as VIEs. Under the Interpretation, most of the company’ retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets. The company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. The adoption of this standard will not require the consolidation of any of these SPEs related to securitizations.

The company also has a 41 percent ownership interest in Nortrax, Inc. and a 40 percent ownership interest in Nortrax Investments, Inc. (collectively called Nortrax), which meet the definition of VIEs under FIN No. 46. These operations are involved in the ownership and development of several construction equipment dealer locations. Nortrax has been recorded based on the equity method. Under the Interpretation, the company is the primary beneficiary due to certain put options held by the majority owners (see Note 20). Nortrax would have to be consolidated on the effective date of FIN No. 46 on January 31, 2004. Subsequent to fiscal year-end (in December 2003), the company increased its ownership in Nortrax, Inc. to 83 percent and it was consolidated at that time (see Note 28). Nortrax, Inc. represents most of the Nortrax operations.

Financial information for Nortrax in millions of dollars is as follows:

	October 31
Financial Position	2003	2002
Total assets	$432	$407
Total net assets	97	92
Deere & Company’s share of the net assets	40	38

The sales from the company to Nortrax and its affiliates during 2003, 2002 and 2001 were $412 million, $271 million and $293 million, respectively. The company’s total receivables from Nortrax at October 31, 2003 and 2002 were $235 million and $255 million, respectively. Nortrax did not have significant external borrowings. The company’s probable cost related to the options with the majority owners has been accrued as of October 31, 2003 (see Note 20).

2. SPECIAL ITEMS

In 2001 and 2002, the company announced certain actions aimed at increasing efficiency and reducing costs. The company recognized asset write-downs and liabilities related to these costs. Following are tables of the write-downs and liabilities related to the restructuring charges and descriptions of these actions. There have been no material revisions to these restructuring plans. The estimated annual pretax increase in earnings and cash flows in 2002, 2003 and ongoing from the restructurings in 2001 and 2002 were approximately $100 million. These savings were as expected. The restructurings primarily reduced cost of sales by approximately $300 million and selling, administrative and general expenses by $30 million, partially offset by a reduction in sales of $230 million. The company also recognized non-recurring special item charges for voluntary early-retirement programs as described below.

2001 Restructuring Charges

The expense and liabilities for restructuring items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

				Liabilities
	Expense**		Payments	2001
Property and equipment write-downs	$38
Inventory write-downs	33

Total write-downs	71

Termination benefits	26		$(2)	$24
Contract terminations	27			27
Warranties and product returns	16			16
Goodwill write-off	5		(5)
Other costs	10		(3)	7

Total accruals	84		$(10)	$74

Total	$155	*

				2001
Employees to be terminated				1,000

*	In the fourth quarter of 2001, the company also accrued voluntary early-retirement benefits of $189 million based on acceptances for a total of $344 million special items. See following discussion.

**	There were no adjustments in 2001.

The costs for restructuring items in 2001 totaled $155 million consisting of $123 million of cost of sales and $32 million of selling, administrative and general expenses as discussed below.

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

2001 Voluntary Early-Retirement Programs

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

2002 Restructuring Charges

The expense (income) and liabilities for restructuring items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Liabilities	Expense			Liabilities
	2001	(Income)		Payments	2002
Property and equipment write-downs		$29
Inventory write-downs		5

Total write-downs		34

Termination benefits	$24	12		$(25)	$11
Contract terminations	27	12		(21)	18
Warranties and product returns	16	(8)		(7)	1
Other costs	7	8		(3)	12

Total accruals	$74	24		$(56)	$42

Total		$58	*

	2001	Additions		Terminated	2002
Employees to be terminated	1,000	900		(1700)	200

*	In addition to these charges, the company recognized $11 million of other non-accruable restructuring costs for a total of $69 million restructuring costs. The restructuring costs of $69 million have been reduced by $14 million of adjustments ($10 million cost of sales and $4 million selling, administrative and general expenses) due to changes in prior-year estimates as described below. Early-retirement programs also totaled $3 million in 2002 for a total of $72 million of special items.

The costs for restructuring items in 2002 totaled $69 million consisting of $68 million of cost of sales and $1 million of other expenses, as discussed below. The beginning liabilities shown above relate to special items shown in the previous table for 2001.

In 2002, the company’s commercial and consumer equipment segment announced plans to close facilities in Williamsburg, Virginia and Jeffersonville, Indiana and streamline operations at Horicon, Wisconsin. As a result of these actions, a cost of $38 million was recognized, partially offset by $14 million of adjustments related to exiting the hand-held consumer products business (see prior discussion for 2001). The net restructuring cost of $24 million consisted of property and equipment write-downs of $6 million, inventory write-downs of $1 million, contract terminations of $8 million, termination benefits of $3 million for approximately 200 employees and other costs of $6 million.

In 2002, the construction and forestry segment announced plans to close the Loudon,Tennessee factory and relocate the skid-steer loader production to its Dubuque, Iowa facility. Primarily as a result of this closure, a total cost of $27 million was recognized consisting of property and equipment write-downs of $14 million, inventory write-downs of $1 million, contract terminations of $4 million, termination benefits of $4 million for approximately 400 employees and other costs of $4 million.

In 2002, the company’s agricultural equipment segment recognized $12 million of impairment and reorganization costs primarily in its Argentina operations consisting of property and equipment write-downs of $8 million, inventory write-downs of $2 million, termination benefits of $1 million for approximately 100 employees and other costs of $1 million.The company’s special technologies group recognized $9 million of costs primarily related to the closure of a facility in Springfield, Illinois and the restructuring of Agris Corporation.These costs consisted of termination benefits of $4 million for approximately 200 employees, property and equipment write-downs of $1 million, inventory write-downs of $1 million and other costs of $3 million.

2003 Restructuring Charges

The income and liabilities for restructuring items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Liabilities	Adjustment		Liabilities
	2002	Income**	Payments	2003
Termination benefits	$11	$(1)	$(10)
Contract terminations	18	(3)	(1)	$14
Warranties and product returns	1	(1)
Other costs	12	(2)	(8)	2

Total	$42	$(7)*	$(19)	$16

	2002	Additions	Terminated	2003
Employees to be terminated	200		(200)

*	In addition to these accrual adjustments, the company recognized $2 million of other non-accruable restructuring costs related to these actions for a net total $5 million of restructuring income.

**	These are adjustments of prior year accruals due to changes in estimates.

The income from restructuring items in 2003 totaled $5 million consisting of credits of $2 million to cost of sales and $3 million to selling, administrative and general expenses. The beginning liabilities shown above relate to special items shown in the previous table for 2002.

3. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its United States employees and employees in certain foreign countries.The company also has several defined benefit health care and life insurance plans for retired employees in the United States and Canada.

The worldwide components of net periodic pension cost and the significant assumptions consisted of the following in millions of dollars and in percents:

	2003	2002	2001
Pensions
Service cost	$111	$107	$113
Interest cost	450	448	424
Return on assets:
Actual (gain) loss	(958)	481	1,318
Deferred gain (loss)	400	(1,100)	(1,921)
Amortization of actuarial (gain) loss	40	2	(9)
Amortization of prior service cost	40	30	34
Amortization of net transition asset		(1)	(9)
Special early-retirement benefits		3	135
Settlements/curtailments		6

Net cost (income)	$83	$(24)	$85

Weighted-average Assumptions
Discount rates for obligations	6.0%	6.7%	7.2%
Discount rates for expenses	6.7%	7.2%	7.4%
Assumed rates of compensation increases	3.9%	3.9%	4.8%
Expected long-term rates of return	8.5%	9.7%	9.7%

The worldwide components of net periodic postretirement benefits cost and the significant assumptions consisted of the following in millions of dollars and in percents:

	2003	2002	2001
Health Care and Life Insurance
Service cost	$88	$83	$69
Interest cost	287	224	192
Return on assets:
Actual (gain) loss	(92)	41	101
Deferred gain (loss)	53	(85)	(155)
Amortization of actuarial loss	176	46
Amortization of prior service cost	(2)	(6)	2
Special early-retirement benefits			1
Settlements/curtailments			53

Net cost	$510	$303	$263

Weighted-average Assumptions
Discount rates for obligations	6.0%	6.8%	7.2%
Discount rates for expenses	6.8%	7.2%	7.7%
Expected long-term rates of return	8.5%	9.7%	9.7%

The total special early-retirement benefits were $3 million in 2002 and $189 million in 2001, including curtailments (see Note 2).

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine 2003 costs were assumed to be 7.0 percent for 2004 and 5.0 percent for 2005 and all future years.The 2002 costs assumed 5.0 percent in 2003 and all future years.The 2001 costs assumed 4.5 percent for 2002 and all future years.

The October 31, 2003 health care obligations assumed 10.0 percent for the 2004 trend rate graded down evenly to 5.0 percent for 2009 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2003 by $619 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for that year by $51 million. A decrease of one percentage point would decrease the obligations by $551 million and the cost by $44 million.

The following is the actual percentage allocation, target allocation and expected rate of return for the total pension and health care plan assets (similar for both plans) at October 31, 2003:

	Actual	Target	Expected
	Allocation Percent	Allocation Percent	Rate of Return
U.S. equity securities	38%	40%	9.0%
Non-U.S. equity securities	22	20	9.0
Global fixed income securities	20	20	6.0
Global alternative investments	20	20	9.5

The global fixed income securities weighted-average maturity was approximately 7.5 years.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Although not a guarantee of future results, the average annual return of the company’s United States pension fund was 10 percent during the past ten years and 11 percent during the past 20 years. The discount rate assumption is based on investment yields available on AA rated long-term corporate bonds.

The company will not have mandatory contributions to the United States pension plans for fiscal year 2004. However, voluntary contributions may be made during this period.

A worldwide reconciliation of the funded status of the benefit plans at October 3l in millions of dollars follows:

	Pensions		Health Care and Life Insurance
	2003	2002	2003	2002
Change in benefit obligations
Beginning of year balance	$(6,840)	$(6,440)	$(4,108)	$(3,114)
Service cost	(111)	(107)	(88)	(83)
Interest cost	(450)	(448)	(287)	(224)
Actuarial loss	(534)	(293)	(1,578)	(882)
Amendments	(190)		424
Benefits paid	484	474	238	195
Settlements/curtailments		4
Special early-retirement benefits		(3)
Foreign exchange and other	(149)	(27)	(9)

End of year balance	(7,790)	(6,840)	(5,408)	(4,108)

Change in plan assets (fair value)
Beginning of year balance	5,024	5,951	410	451
Actual return on plan assets	958	(481)	92	(41)
Employer contribution	432	33	313	195
Benefits paid	(484)	(474)	(238)	(195)
Foreign exchange and other	57	(5)

End of year balance	5,987	5,024	577	410

Plan obligation more than plan assets	(1,803)	(1,816)	(4,831)	(3,698)
Unrecognized actuarial loss	2,094	1,975	2,869	1,518
Unrecognized prior service (credit) cost	254	90	(423)	(1)
Remaining unrecognized transition liability		1

Net amount recognized	545	250	(2,385)	(2,181)
Minimum pension liability adjustment	(1,964)	(1,729)

Net liability recognized	$(1,419)	$(1,479)	$(2,385)	$(2,181)

Amounts recognized in balance sheet	$63	$50
Accrued benefit liability	(1,482)	(1,529)	$(2,385)	$(2,181)
Intangible asset	250	87
Accumulated pretax charge to other comprehensive income	1,714	1,642

Net amount recognized	$545	$250	$(2,385)	$(2,181)

The total accumulated benefit obligations for all pension plans at October 31, 2003 and 2002 was $7,390 million and $6,487 million, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with the accumulated benefit obligations greater than plan assets at October 31, 2003 were $7,569 million, $7,186 million and $5,745 million, respectively, and at October 31, 2002 were $6,722 million, $6,375 million and $4,849 million, respectively.

The minimum pension liability adjustment recorded by the company was $1,964 million and $1,729 million as of October 31, 2003 and 2002, respectively. The increase in the adjustment, compared to last year, was caused by an increase in the accumulated benefit obligation due to a decrease in the discount rate from 6.7 percent to 6.0 percent and amendments to the plans. This increase in the obligation was partially offset by an increase in the fair value of plan assets due to the return on plan assets and voluntary company contributions.

4. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2003	2002	2001
Current:
United States:
Federal	$96	$145	$96
State	4	1	8
Foreign	200	109	112

Total current	300	255	216

Deferred:
United States:
Federal	59	6	(171)
State	3	2	(17)
Foreign	(25)	(5)	(10)

Total deferred	37	3	(198)

Provision for income taxes	$337	$258	$18

Based upon location of the company’s operations, the consolidated income (loss) before income taxes in the United States in 2003, 2002 and 2001 was $428 million, $327 million and $(227) million, respectively, and in foreign countries was $543 million, $276 million and $202 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to United States as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2003	2002	2001

United States federal income tax provision (credit) at a statutory rate of 35 percent	$340	$211	$(9)
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	4	2	(6)
Taxes on foreign activities	(4)	(1)	28
Benefit of Foreign Sales Corporation			(6)
Goodwill amortization		10	11
Nondeductible costs and other—net	(3)	36

Provision for income taxes	$337	$258	$18

At October 31, 2003, accumulated earnings in certain overseas subsidiaries totaled $504 million for which no provision for United States income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Accrual for retirement and postemployment benefits	$696		$721
Minimum pension liability adjustment	636		612
Accrual for sales allowances	266		273
Tax over book depreciation		$215		$221
Deferred lease income		169		155
Allowance for doubtful receivables	79		75
Accrual for vacation pay	60		54
Tax loss and tax credit carryforwards	37		47
Unrealized loss on derivatives	12		25
Other items	112	69	89	49
Less valuation allowance			(5)

Deferred income tax assets and liabilities	$1,898	$453	$1,891	$425

Deere & Company files a consolidated federal income tax return in the United States, which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2003, certain tax loss and tax credit carryforwards for $37 million were available with $18 million expiring from 2007 through 2012 and $19 million with an unlimited expiration date.

5. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2003	2002	2001
Other income
Gains from sales of retail notes and leases*	$54	$81	$32
Securitization and servicing fee income	55	50	30
Revenues from services	45	51	52
Investment income	11	12	12
Other	80	75	59

Total	$245	$269	$185

Other operating expenses
Depreciation of equipment on operating leases	$273	$316	$317
Cost of services	20	31	40
Other**	32	63	36

Total	$325	$410	$393

*	Includes securitizations and other sales of retail notes and leases.
**	Includes Argentine peso devaluation losses in 2002.

6. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Nortrax, Inc. (41 percent ownership), Nortrax Investments, Inc. (40 percent ownership), Bell Equipment Limited (32 percent ownership) and Sunstate Equipment Co., LLC (49 percent ownership). Subsequent to fiscal year-end, the company increased its ownership in Nortrax, Inc. to 83 percent, at which time Nortrax, Inc. was consolidated, and the company sold its minority ownership in Sunstate Equipment Co., LLC (see Note 28). The unconsolidated affiliated companies manufacture, market or rent equipment. Deere & Company’s share of the income of these companies is reported in the consolidated income statement under “Equity in Income (Loss) of Unconsolidated Affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

	Year Ended October
Operations	2003	2002	2001
Sales	$1,929	$1,605	$1,667
Net income (loss)	23	(38)	(32)
Deere & Company’s equity in net income (loss)	9	(25)	(22)

		October 31
Financial Position		2003	2002
Total assets		$1,297	$1,265
Total external borrowings		384	193
Total net assets		445	449
Deere & Company’s share of the net assets		196	181

7. MARKETABLE SECURITIES

Marketable securities are currently held by the health care subsidiaries. All marketable securities are classified as available-for-sale under FASB Statement No. 115, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities in millions of dollars follow:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
October 31, 2003
Equity securities	$25	$3	$1	$27
U.S. government debt securities	62	2		64
Corporate debt securities	81	4	1	84
Mortgage-backed debt securities	57	1	1	57

Marketable securities	$225	$10	$3	$232

October 31, 2002
Equity securities	$18		$2	$16
U.S. government debt securities	49	$3		52
Corporate debt securities	63	3		66
Mortgage-backed debt securities	53	2		55

Marketable securities	$183	$8	$2	$189

The contractual maturities of debt securities at October 31, 2003 in millions of dollars follow:

	Amortized Cost	Fair Value
Due in one year or less	$11	$11
Due after one through five years	62	66
Due after five through 10 years	68	70
Due after 10 years	59	58

Debt securities	$200	$205

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $20 million in 2003, $34 million in 2002 and $7 million in 2001. Realized gains and losses and the increase (decrease) in the net unrealized gains or losses were not significant in those years.

8. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2003	2002
Trade accounts and notes:
Agricultural	$1,702	$1,697
Commercial and consumer	683	760
Construction and forestry	225	266
Other	9	11

Trade accounts and notes receivable–net	$2,619	$2,734

At October 31, 2003 and 2002, dealer notes included in the previous table were $428 million and $472 million, and the allowance for doubtful trade receivables was $58 million and $45 million, respectively.

In October 2001, the Equipment Operations in the United States sold $2.2 billion of trade receivables to Deere Capital, Inc. (DCI), a wholly-owned Financial Services subsidiary of John Deere Capital Corporation. In 2002 and 2003, these operations continued to sell a significant portion of newly originated trade receivables to the credit operations. During 2002 and 2003, the overseas Equipment Operations also began selling certain trade receivables to John Deere Finance S.A., a wholly-owned overseas Financial Services subsidiary of the Capital Corporation. The Equipment Operations provided compensation to the credit operations at market rates of interest for these receivables during 2002 and 2003. Although this arrangement had substantially no effect on consolidated net income, it did shift net income and operating profit from the Equipment Operations to the credit operations due to the compensation in those years. Responsibility for servicing these receivables in the United States was also transferred to the credit operations.

Trade accounts and notes receivable arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

9. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2003	2002
Retail notes:
Equipment:
Agricultural	$4,995	$4,292
Commercial and consumer	1,092	914
Construction and forestry	1,515	1,550
Recreational products	114	166

Total	7,716	6,922
Wholesale notes	828	950
Revolving charge accounts	1,164	928
Financing leases	759	751
Operating loans	543	563

Total financing receivables	11,010	10,114

Less:
Unearned finance income:
Equipment notes	755	754
Recreational product notes	34	51
Financing leases	98	105

Total	887	910

Allowance for doubtful receivables	149	136

Financing receivables—net	$9,974	$9,068

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

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2003	2002
Due in months:
0 – 12	$5,282	$4,949
13 – 24	2,194	1,994
25 – 36	1,602	1,430
37 – 48	1,101	927
49 – 60	607	541
Thereafter	224	273

Total	$11,010	$10,114

The maximum terms for retail notes are generally eight years for agricultural equipment, six years for commercial and consumer equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is 12 months.

At October 31, 2003 and 2002, the unpaid balances of retail notes and leases previously sold by the credit operations were $2,916 million and $2,621 million, respectively. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2003 and 2002, worldwide financing receivables administered, which include financing receivables and leases previously sold but still administered, totaled $12,890 million and $11,689 million, respectively.

Total financing receivable amounts 60 days or more past due were $51 million at October 31, 2003, compared with $57 million at October 31, 2002. These past-due amounts represented .50 percent of the receivables financed at October 31, 2003 and .62 percent at October 31, 2002. The allowance for doubtful financing receivables represented 1.47 percent and 1.48 percent of financing receivables outstanding at October 31, 2003 and 2002, respectively. In addition, at October 31, 2003 and 2002, the company’s credit operations had $175 million and $153 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2003	2002	2001
Balance, beginning of the year	$136	$126	$106
Provision charged to operations	84	156	103
Amounts written off	(56)	(128)	(73)
Transfers primarily related to retail note sales	(15)	(18)	(10)

Balance, end of the year	$149	$136	$126

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

The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below.The company retains the rights to certain future cash flows and in the United States transactions receives annual servicing fees approximating 1 percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing.The company’s maximum exposure under recourse provisions related to securitizations at October 31, 2003 and 2002 was $236 million and $209 million, respectively. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due.The company’s retained interests, which are included in the recourse provisions, are subordinate to investors’ interests, and their values are subject to certain key assumptions as shown below.The total assets of the unconsolidated SPEs related to securitizations at October 31, 2003 and 2002 were $2,964 million and $2,720 million, respectively.

Pretax gains in millions of dollars on retail notes securitized and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2003	2002	2001
Pretax gains	$50	$71	$12
Weighted-average maturities in months	21	19	20
Average annual prepayment rates	19%	22%	20%
Average expected annual credit losses	.42%	.42%	.30%
Discount rates on retained interests and subordinate tranches	13%	13%	13%

Cash flows received from securitization trusts in millions of dollars were as follows:

	2003	2002	2001
Proceeds from new securitizations	$1,891	$2,870	$995
Servicing fees received	24	28	19
Other cash flows received	49	103	53

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2003	2002
Retail Note Securitizations
Carrying amount/fair value of retained interests	$146	$107
Weighted-average life (in months)	16	15
Prepayment speed assumption (annual rate)	20%	19%
Impact on fair value of 10% adverse change	$1.9	$.8
Impact on fair value of 20% adverse change	$3.8	$1.9
Expected credit losses (annual rate)	.40%	.39%
Impact on fair value of 10% adverse change	$1.8	$1.1
Impact on fair value of 20% adverse change	$3.6	$2.2
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$3.6	$2.5
Impact on fair value of 20% adverse change	$7.0	$4.9

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

Principal balances of owned, securitized and managed retail notes; past due amounts; and credit losses (net of recoveries) in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2003
Owned	$6,759	$30	$27
Securitized	2,752	12	11

Managed	$9,511	$42	$38

2002
Owned	$6,066	$18	$27
Securitized	2,497	14	10

Managed	$8,563	$32	$37

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Retail Notes Securitized In
	2003	2002	2001
Actual and Projected Losses (%) as of Year End:
2003	.67%	.53%	.76%
2002		.61%	.57%
2001			.61%

11. OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

	2003	2002
Taxes receivable	$176	$232
Receivables relating to securitizations	134	92
Other	118	102

Other receivables	$428	$426

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

12. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,382 million and $1,609 million at October 31, 2003 and 2002, respectively.The equipment is depreciated on a straight-line basis over the terms of the leases.The accumulated depreciation on this equipment was $535 million and $614 million at October 31, 2003 and 2002, respectively.The corresponding depreciation expense was $273 million in 2003, $316 million in 2002 and $318 million in 2001.

Future payments to be received on operating leases totaled $626 million at October 31, 2003 and are scheduled as follows in millions of dollars: 2004 – $276, 2005 – $185, 2006 – $103, 2007 – $48 and 2008 – $14.

13. INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 67 percent and 72 percent of worldwide gross inventories at FIFO value on October 31, 2003 and 2002, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2003	2002
Raw materials and supplies	$496	$515
Work-in-process	388	361
Finished machines and parts	1,432	1,444

Total FIFO value	2,316	2,320
Adjustment to LIFO value	950	948

Inventories	$1,366	$1,372

14. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives (Years)	2003	2002
Land		$68	$62
Buildings and building equipment	10-33	1,366	1,254
Machinery and equipment	12	2,705	2,470
Dies, patterns, tools, etc	8	932	821
All other	3-8	671	692
Construction in progress		92	196

Total at cost		5,834	5,495
Less accumulated depreciation		3,758	3,497

Property and equipment—net		$2,076	$1,998

Leased property under capital leases amounting to $19 million and $12 million at October 31, 2003 and 2002, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation. Property and equipment additions in 2003, 2002 and 2001 were $320 million, $358 million and $500 million and depreciation was $319 million, $310 million and $308 million, respectively.

Capitalized software is stated at cost less accumulated amortization and the estimated useful life is three years. The amount of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2003 and 2002 was $276 million and $238 million, less accumulated amortization of $207 million and $170 million, respectively. Amortization of these software costs was $38 million, $38 million and $31 million in 2003, 2002 and 2001, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

15. GOODWILL AND OTHER INTANGIBLE ASSETS—NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2003*	2002
Agricultural equipment	$75	$68
Commercial and consumer equipment	305	304
Construction and forestry	473	413
Other	19	19

Total goodwill	$872	$804

*	The changes in goodwill between years were primarily due to fluctuations in foreign currency exchange rates.

Upon the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003, goodwill was no longer amortized and will be written down in the future only for impairments (see Note 1). Goodwill is reviewed for impairment by reporting unit annually or as events and circumstances change. All goodwill has been allocated to the reporting units, which consist primarily of the operating segments.

The components of other intangible assets are as follows in millions of dollars:

	2003	2002
Amortized intangible assets:
Gross patents, licenses and other	$9	$10
Accumulated amortization	(6)	(6)

Net patents, licenses and other	3	4
Unamortized intangible assets:
Intangible asset related to minimum pension liability	250	87

Total other intangible assets—net	$253	$91

Other intangible assets, excluding the intangible pension asset, are stated at cost less accumulated amortization and are being amortized over 17 years or less on the straight-line basis. The intangible pension asset is remeasured and adjusted annually. The increase in the intangible pension asset is due to an increase in unrecognized prior service cost related to pension plan amendments. The amortization of other intangible assets is not significant.

16. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2003	2002
Equipment Operations
Commercial paper	$279	$313
Notes payable to banks	35	69
Long-term borrowings due within one year	263	16

Total	577	398

Financial Services
Commercial paper	1,836	1,531
Notes payable to banks	66	37
Long-term borrowings due within one year	1,868	2,471

Total	3,770	4,039

Short-term borrowings	$4,347	$4,437

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2003 and 2002 were 2.3 percent and 2.8 percent, respectively. All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Unsecured lines of credit available from United States and foreign banks were $4,211 million at October 31, 2003. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation. At October 31, 2003, $1,722 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit is a long-term committed credit agreement expiring in February 2006 for $2,150 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder’s equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also contains a provision requiring Deere & Company to maintain consolidated tangible net worth of $500 million according to accounting principles generally accepted in the United States of America in effect at October 31, 1998. Under this provision, $2,400 million of the company’s retained earnings balance was free of restriction at October 31, 2003. All the requirements of the credit agreement have been met during the periods included in the financial statements.

Deere & Company has an agreement with John Deere Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement during the periods included in the financial statements.

17. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2003		2002
Equipment Operations
Accounts payable:
Trade payables	$912		$1,004
Dividends payable	53		53
Other	58		48
Accrued expenses:
Employee benefits	349		282
Dealer commissions	97		225
Product warranties	389		332
Trade receivable valuation accounts	307		314
Other	607		543

Total	2,772		2,801

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	175		153
Other	234		260
Accrued expenses:
Interest payable	79		65
Other	153		177

Total	641		655

Eliminations	307	*	314	*

Accounts payable and accrued expenses	$3,106		$3,142

*	Trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of trade receivables sold to Financial Services.

18. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2003		2002
Equipment Operations**
Notes and debentures:
Medium-term notes due 2005 – 2006:
Average interest rates of 9.6% – 2003 and 2002	$45		$45
6.55% notes due 2004			250
5 7/8% U.S. dollar notes due 2006: ($250 principal) $170 swapped to Euro in 2003 and Euro and Swedish Krona in 2002 at average variable interest rates of 2.7% – 2003, 3.7% – 2002	257	*	260	*
7.85% debentures due 2010	500		500
6.95% notes due 2014: ($700 principal) Swapped to 2.1% – 2003, 2.8% – 2002	771	*	769	*
8.95% debentures due 2019	200		200
8 1/2% debentures due 2022	200		200
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	4		15

Total	2,727		2,989

Financial Services**
Notes and debentures:
Medium-term notes due 2005 – 2009: (principal $2,696 – 2003, $2,616 – 2002) Average interest rates of 3.4% – 2003, 2.8% – 2002	2,714	*	2,628	*
5.125% debentures due in 2006: ($600 principal) $300 swapped to variable interest rate of 1.8% – 2003, $600 swapped to 2.5% – 2002	632	*	625	*
4.5% notes due 2007: ($500 principal) Swapped $450 to variable interest rate of 1.8% – 2003, 2.5% – 2002	511	*	481	*
3.90% notes due 2008: ($850 principal) $650 swapped to variable interest rate of 1.7% – 2003	851	*
6% notes due 2009: ($300 principal) Swapped to variable interest rates of 1.4% – 2003, 2.0% – 2002	329	*	329	*
7% notes due 2012: ($1,500 principal) $1,225 swapped to variable interest rate of 2.1% – 2003, $1,500 swapped to 2.8% – 2002	1,665	*	1,662	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rate of 1.8% – 2003	641	*
Other notes	184		86

Total notes and debentures	7,527		5,811
Subordinated debt:
8 5/8% subordinated debentures due 2019	150		150

Total	7,677		5,961

Long-term borrowings	$10,404		$8,950

*	Includes fair value adjustments related to interest rate swaps.
**	All interest rates are as of year end.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2004 – $263, 2005 – $28, 2006 – $273, 2007 – $1 and 2008 – none. The approximate amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2004 – $1,868, 2005 – $1,414, 2006 – $1,706, 2007 – $816 and 2008 – $874.

19. LEASES

At October 31, 2003, future minimum lease payments under capital leases totaled $18 million. Total rental expense for operating leases was $98 million in 2003, $95 million in 2002 and $90 million in 2001. At October 31, 2003, future minimum lease payments under operating leases amounted to $356 million as follows: 2004 – $85, 2005 – $57, 2006 – $39, 2007 – $52, 2008 – $19 and later years $104. See Note 20 for operating leases with residual value guarantees.

20. CONTINGENCIES AND COMMITMENTS

Contingencies

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

Warranty Liability
Beginning balance at October 31, 2002	$332
Payments	(321)
Accruals for warranties	378

Ending balance at October 31, 2003	$389

The company has guaranteed certain recourse obligations on financing receivables that it has sold. If the receivables sold are not collected, the company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2003, the maximum amount of exposure to losses under these agreements was $238 million, which is net of accrued losses of $21 million related to these agreements. The company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At October 31, 2003, the maximum remaining term of the receivables guaranteed was approximately six years.

The company has a 41 percent ownership interest in Nortrax, Inc. and a 40 percent ownership interest in Nortrax Investments, Inc., in which the majority owners have put options to require the company to purchase their interests. These puts could be exercised over a two-year period which begins December 2004 to March 2005 and total approximately $170 million to $250 million, depending on whether they are exercised on the first or last day of the period. If the company’s rating on its senior unsecured debt falls below Baa3 from Moody’s Investors Service or BBB- from Standard & Poor’s, these puts could be exercised immediately for approximately $150 million.

The company’s debt ratings are above this level. The company also has call options to acquire the majority owners’ interests. These calls can be exercised over a two-year period beginning December 2003 to March 2004 and total approximately $165 million to $260 million, depending on whether they are exercised on the first or last day of the period. At October 31, 2003, the company had accrued the probable costs of $114 million under these option agreements. In December 2003, the company exercised certain call options for $112 million and purchased an additional interest in Nortrax, Inc. increasing the company’s ownership to 83 percent (see Notes 1 and 28). After these call options were exercised, the call and put options for the remaining minority ownership of Nortrax, Inc. and the majority ownership of Nortrax Investments, Inc. ranged from approximately $55 million to $85 million, depending on when they are exercised over the two-year period beginning March 2004 for the call options and March 2005 for the put options.

At October 31, 2003, the company had guaranteed approximately $80 million of residual values for five operating leases related to certain administrative and manufacturing buildings. The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued expenses of $15 million related to these agreements at October 31, 2003. The leases have terms expiring from 2004 to 2007.

At October 31, 2003, the company had approximately $70 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2003, the company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2003 was approximately seven years.

The company also had other miscellaneous contingent liabilities totaling approximately $35 million at October 31, 2003, for which it believes the probability for payment is remote.

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

Commitments

At October 31, 2003, the company had commitments of approximately $74 million for construction and acquisition of property and equipment. The company had pledged assets of $12 million, primarily outside the United States, as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at October 31, 2003.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the company. The debt securities of John Deere B.V., including those which are registered with the United States Securities and Exchange Commission, are fully and unconditionally guaranteed by the company.

21. CAPITAL STOCK

Changes in the common stock account in 2001, 2002 and 2003 in millions were as follows:

	Number of Shares Issued	Amount
Balance at October 31, 2000	266.0	$1,864
Acquisition of a business	2.2	81
Other		4

Balance at October 31, 2001	268.2	1,949
Other		8

Balance at October 31, 2002	268.2	1,957
Other		31

Balance at October 31, 2003	268.2	$1,988

The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

	2003	2002	2001
Net income (loss)	$643.1	$319.2	$(64.0)
Average shares outstanding	240.2	238.2	235.0
Basic net income (loss) per share	$2.68	$1.34	$(.27)

Average shares outstanding	240.2	238.2	235.0
Effect of dilutive stock options	3.1	2.7	1.8

Total potential shares outstanding	243.3	240.9	236.8

Diluted net income (loss) per share	$2.64	$1.33	$(.27)

Stock options to purchase 2.8 million shares and 3.0 million shares during 2002 and 2001, respectively, were outstanding, but not included in the preceding diluted per share computation because the options’ exercise prices were greater than the average market price of the company’s common stock during the related periods. In 2003, all stock options were included.

22. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Certain other options have been awarded with the exercise prices greater than the market price and become exercisable in one year or longer after grant, depending on the achievement of company performance goals. Options generally expire 10 years after the date of grant. According to these plans at October 31, 2003, the company is authorized to grant an additional 12.8 million shares related to stock options or restricted stock.

During the last three fiscal years, shares under option in millions were as follows:

	2003		2002		2001
	Shares	Exercise Price*	Shares	Exercise Price*	Shares	Exercise Price*
Outstanding at beginning of year	22.9	$41.58	20.5	$40.56	16.7	$39.77
Granted—at market	3.9	45.80	4.3	42.30	4.5	41.98
Exercised	(4.8)	36.30	(1.6)	30.35	(.6)	28.94
Expired or forfeited	(.8)	68.68	(.3)	41.82	(.1)	42.80

Outstanding at end of year	21.2	42.57	22.9	41.58	20.5	40.56
Exercisable at end of year	13.1	41.80	12.9	39.28	14.8	38.28

* Weighted-averages

Options outstanding and exercisable in millions at October 31, 2003 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life (yrs)*	Exercise Price*	Shares	Exercise Price*
$21.02 – $34.19	2.7	3.66	$31.43	2.7	$31.43
$36.37 – $41.47	3.9	6.05	41.23	3.7	41.36
$42.07 – $47.36	12.5	7.74	43.35	4.6	42.34
$50.97 – $56.50	2.1	4.40	54.75	2.1	54.75

Total	21.2			13.1

* Weighted-averages

In 2003, 2002, and 2001, the company granted 196,294, 12,711 and 44,001 shares of restricted stock with weighted-average fair values of $45.29, $48.43 and $41.96 per share, respectively. The total compensation expense for the restricted stock plans, which is being amortized over the restricted periods, was $4 million, $2 and none in 2003, 2002 and 2001, respectively. The amortization in 2001 was offset by decreases in estimates of restricted stock to be issued.

23. EMPLOYEE STOCK PURCHASE AND SAVINGS PLANS

The company maintains the following significant plans for eligible United States employees:

John Deere Savings and Investment Plan, for salaried employees

John Deere Stock Purchase Plan, for salaried employees

John Deere Tax Deferred Savings Plan, for wage employees

Company contributions under these plans were $25 million in 2003, $21 million in 2002 and $34 million in 2001.

24. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130 are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2001
Minimum pension liability adjustment	$(11)	$3	$(8)

Cumulative translation adjustment	(63)		(63)

Unrealized loss on derivatives:
Hedging loss	(155)	55	(100)
Reclassification of realized loss to net income	43	(15)	28

Net unrealized loss	(112)	40	(72)

Unrealized holding gain and net gain on investments*	6	(2)	4

Total other comprehensive loss	$(180)	$41	$(139)

2002
Minimum pension liability adjustment	$(1,620)	$604	$(1,016)

Cumulative translation adjustment	(8)		(8)

Unrealized gain (loss) on derivatives:
Hedging loss	(61)	21	(40)
Reclassification of realized loss to net income	99	(34)	65

Net unrealized gain	38	(13)	25

Unrealized holding gain and net gain on investments*	2	(1)	1

Total other comprehensive loss	$(1,588)	$590	$(998)

2003
Minimum pension liability adjustment	$(72)	$26	$(46)

Cumulative translation adjustment	210	4	214

Unrealized gain (loss) on derivatives:
Hedging loss	(41)	14	(27)
Reclassification of realized loss to net income	79	(27)	52

Net unrealized gain	38	(13)	25

Unrealized holding gain and net gain on investments*	9	(3)	6

Total other comprehensive income	$185	$14	$199

* Reclassification of realized gains or losses to net income were not material

25. FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$9,974	$9,994	$9,068	$9,111

Long-term borrowings
Equipment Operations	$2,727	$3,109	$2,989	$3,319
Financial Services	7,677	7,687	5,961	6,081

Total	$10,404	$10,796	$8,950	$9,400

Fair Value Estimates

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

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

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2003 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $17 million after-tax. These swaps mature in up to 55 months.

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

In 2001, the Equipment Operations cash flows from operations had a significant positive cash flow included in their change in receivables related to the sale of most of the existing balance of trade receivables to Financial Services (see Notes 8 and 29). The Financial Services cash flows from investing activities had an offsetting cash outflow included in their cost of receivables acquired. In 2002 and 2003, the Equipment Operations continued to sell most of their trade receivables to Financial Services. These intercompany cash flows were eliminated in the consolidated cash flows in all three years.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2003		2002		2001
Interest:
Equipment Operations	$354	*	$312	*	$220
Financial Services	416		413		540
Intercompany eliminations	(226	)*	(187	)*	(34)

Consolidated	$544		$538		$726

Income taxes:
Equipment Operations	$74		$188		$119
Financial Services	152		131		61
Intercompany eliminations	(142)		(118)		(48)

Consolidated	$84		$201		$132

*	Includes interest compensation to Financial Services for financing trade receivables.

27. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001

The company’s operations are organized and reported in four major business segments described as follows:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and service parts –including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment and service parts for commercial and residential uses – including small tractors for lawn, garden, commercial and utility purposes; walk-behind mowers; golf course equipment; utility vehicles; landscape and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, loaders, forwarders, harvesters and related attachments.

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

Information relating to operations by operating segment in millions of dollars follows with related comments included in Management’s Discussion and Analysis. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2003, 2002 and 2001 were as follows: agricultural equipment net sales of $61 million, $54 million and $76 million and credit revenues of $209 million, $167 million and $22 million, respectively.

OPERATING SEGMENTS	2003	2002	2001
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$7,349	$6,738	$6,269
Commercial and consumer equipment net sales	3,231	2,712	2,527
Construction and forestry net sales	2,728	2,199	2,226
Other net sales	41	54	55

Total net sales	13,349	11,703	11,077
Credit revenues	1,347	1,426	1,439
Other revenues	839	818	777

Total	$15,535	$13,947	$13,293

(continued)

OPERATING SEGMENTS	2003	2002	2001
Operating profit (loss)*
Agricultural equipment	$337	$439	$257
Commercial and consumer equipment	227	79	(165)
Construction and forestry	152	(75)	(83)
Credit**	474	386	274
Other**	22	(12)	(31)

Total operating profit	1,212	817	252

Interest income	59	66	39
Interest expense	(217)	(223)	(268)

Foreign exchange loss from equipment operations’ financing activities	(12)	(17)	(15)
Corporate expenses—net	(62)	(66)	(54)
Income taxes	(337)	(258)	(18)

Total	(569)	(498)	(316)

Net income (loss)	$643	$319	$(64)

*	In 2003, there was no goodwill amortization and the costs or income for special items were not material. In 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry and other segments included pretax goodwill amortization of $15, $14, $17 and $12, respectively, for a total of $58. In 2001, goodwill amortization was $12, $13, $16 and $14, respectively, for a total of $55. In 2002, operating profit (loss) of the agricultural equipment, commercial and consumer equipment, construction and forestry, credit and other segments includes expense for special items of $12 million, $24 million, $27 million, none and $9 million, respectively, for a total of $72 million. In 2001, the expense for special items was $97 million, $160 million, $83 million, $3 million and $1 million, respectively, for a total of $344 million (see Note 2).

**	Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs, and foreign exchange gains or losses. Operating profit of the “other” category includes health care investment income.

Interest income*
Agricultural equipment	$6	$7	$26
Commercial and consumer equipment	4	5	16
Construction and forestry	8	7	14
Credit**	1,000	948	869
Corporate	59	66	39
Intercompany**	(226)	(187)	(34)

Total	$851	$846	$930

*	Does not include finance rental income for equipment on operating leases.

**	Includes interest income from equipment operations for financing trade receivables in 2003 and 2002.

Interest expense
Agricultural equipment*	$133	$94	$1
Commercial and consumer equipment*	48	46
Construction and forestry*	19	18
Credit	437	443	530
Other			1
Corporate	218	223	268
Intercompany*	(226)	(187)	(34)

Total	$629	$637	$766

*	Includes interest compensation to credit for financing trade receivables in 2003 and 2002.

(continued)

OPERATING SEGMENTS	2003	2002	2001
Depreciation* and amortization expense
Agricultural equipment	$207	$212	$204
Commercial and consumer equipment	69	81	89
Construction and forestry	60	82	76
Credit	281	322	321
Other	14	28	28

Total	$631	$725	$718

* Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$(1)	$(8)	$(7)
Commercial and consumer equipment	(1)
Construction and forestry	12	(11)	(10)
Credit		(4)	(3)
Other	(1)	(2)	(2)

Total	$9	$(25)	$(22)

Identifiable operating assets
Agricultural equipment	$2,711	$2,875	$2,975
Commercial and consumer equipment	1,295	1,324	1,542
Construction and forestry	1,461	1,423	1,426
Credit	14,714	13,671	14,559
Other	388	356	385
Corporate	5,689	4,119	1,776

Total	$26,258	$23,768	$22,663

Capital additions
Agricultural equipment	$202	$230	$266
Commercial and consumer equipment	71	62	161
Construction and forestry	38	59	58
Credit	4	3	3
Other	5	4	12

Total	$320	$358	$500

Investment in unconsolidated affiliates
Agricultural equipment	$19	$20	$29
Commercial and consumer equipment	6	6	3
Construction and forestry	167	145	156
Credit	3	7	6
Other	1	3	4

Total	$196	$181	$198

The company views and has historically disclosed its operations as consisting of two geographic areas, the United States and Canada, and outside the United States and Canada, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country’s net sales and revenues were material for disclosure purposes. The percentages shown in the captions for net sales and revenues indicate the approximate proportion of each amount that relates to the United States only. The percentages are based upon a three-year average for 2003, 2002 and 2001.

GEOGRAPHIC AREAS	2003	2002	2001
Net sales and revenues
Unaffiliated customers:
United States and Canada:
Equipment Operations net sales (91%)	$9,249	$8,199	$8,124
Financial Services revenues (89%)	1,861	1,950	1,937

Total	11,110	10,149	10,061

Outside United States and Canada:
Equipment Operations net sales	4,100	3,504	2,954
Financial Services revenues	165	127	100

Total	4,265	3,631	3,054

Other revenues	160	167	178

Total	$15,535	$13,947	$13,293

Operating profit (loss)
United States and Canada:
Equipment Operations	$386	$170	$(164)
Financial Services	469	410	283

Total	855	580	119

Outside United States and Canada:
Equipment Operations	322	231	118
Financial Services	35	6	15

Total	357	237	133

Total	$1,212	$817	$252

Property and equipment
United States	$1,297	$1,285	$1,407
Germany	241	192	155
Mexico	215	217	189
Other countries	323	304	301

Total	$2,076	$1,998	$2,052

28. SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales and revenues	$2,794	$4,400	$4,402	$3,939
Income before income taxes	106	398	370	97
Net income	68	257	247	71
Net income per share—basic	.28	1.08	1.03	.29
Net income per share—diluted	.28	1.07	1.02	.27
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22

2002
Net sales and revenues	$2,522	$3,987	$3,969	$3,469
Income (loss) before income taxes	(53)	240	289	127
Net income (loss)	(38)	142	147	68
Net income (loss) per share
—basic	(.16)	.60	.62	.28
Net income (loss) per share
—diluted	(.16)	.59	.61	.28
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003 Market price
High	$51.60	$43.80	$49.96	$60.75
Low	$41.30	$37.56	$42.45	$48.25
2002 Market price
High	$45.15	$49.98	$49.18	$49.25
Low	$36.60	$41.10	$37.50	$39.50

At October 31, 2003, there were 31,089 holders of record of the company’s $1 par value common stock.

Dividend and Other Events

A quarterly cash dividend of $.22 per share was declared at the board of directors’ meeting held on December 3, 2003, payable on February 2, 2004.

In November 2003, the company sold its minority ownership in Sunstate Equipment Co., LLC, which is a rental equipment company included in the construction and forestry operations on the equity basis. The equity income in the financial statements for the periods presented was not material. The gain on the sale was approximately $30 million pretax and $22 million after-tax.

In December 2003, the company exercised a call option to purchase an additional 42 percent of Nortrax, Inc. for $112 million, increasing its ownership to 83 percent. Nortrax, Inc., which was previously recorded as an equity investment in the construction and forestry operations, was consolidated beginning in December 2003.

29. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2003, 2002 and 2001

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2003	2002	2001	2003	2002	2001
Net Sales and Revenues
Net sales	$13,349.1	$11,702.8	$11,077.4
Finance and interest income	77.6	85.6	95.9	$1,424.0	$1,440.6	$1,383.5
Health care premiums and fees				683.1	654.2	603.6
Other income	145.3	146.0	129.4	145.3	167.3	91.4

Total	13,572.0	11,934.4	11,302.7	2,252.4	2,262.1	2,078.5

Costs and Expenses
Cost of sales	10,767.5	9,608.1	9,391.9
Research and development expenses	577.3	527.8	590.1
Selling, administrative and general expenses	1,284.7	1,153.5	1,295.3	466.3	510.2	424.6
Interest expense	217.6	222.9	268.9	437.2	443.1	530.8
Interest compensation to Financial Services	199.6	158.1	.9
Health care claims and costs				536.1	518.4	476.0
Other operating expenses	57.8	81.4	81.3	309.0	370.3	346.2

Total	13,104.5	11,751.8	11,628.4	1,748.6	1,842.0	1,777.6

Income (Loss) of Consolidated Group before Income Taxes	467.5	182.6	(325.7)	503.8	420.1	300.9
Provision (credit) for income taxes	162.4	104.2	(87.9)	174.5	154.1	105.6

Income (Loss) of Consolidated Group	305.1	78.4	(237.8)	329.3	266.0	195.3

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	310.5	243.0	176.8	.2	(3.8)	(3.3)
Other	27.5	(2.2)	(3.0)	.2		.1

Total	338.0	240.8	173.8	.4	(3.8)	(3.2)

Net Income (Loss)	$643.1	$319.2	$(64.0)	$329.7	$262.2	$192.1

*	Deere & Company with Financial Services on the equity basis.

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

29. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2003 and 2002

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2003	2002	2003	2002
ASSETS
Cash and cash equivalents	$4,009.3	$2,638.5	$375.2	$176.3
Cash equivalents deposited with unconsolidated subsidiaries	278.1	790.8

Cash and cash equivalents	4,287.4	3,429.3	375.2	176.3
Marketable securities			231.8	189.2
Receivables from unconsolidated subsidiaries and affiliates	178.8	220.1	274.3	259.8
Trade accounts and notes receivable—net	646.1	909.4	2,279.1	2,137.7
Financing receivables—net	63.5	60.1	9,910.7	9,007.4
Other receivables	236.6	279.1	191.7	147.3
Equipment on operating leases—net	11.9	12.4	1,369.9	1,596.8
Inventories	1,366.1	1,371.8
Property and equipment—net	2,042.9	1,963.4	32.7	34.9
Investments in unconsolidated subsidiaries and affiliates	2,431.2	2,248.5	3.8	7.7
Goodwill	871.9	803.9	.2	.2
Other intangible assets—net	252.6	90.4	.2	.4
Prepaid pension costs	62.0	49.6	.6
Other assets	195.0	208.1	339.4	374.0
Deferred income taxes	1,590.8	1,576.3	3.2	1.8
Deferred charges	78.4	73.4	22.1	20.6

Total Assets	$14,315.2	$13,295.8	$15,034.9	$13,954.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$577.0	$398.1	$3,770.2	$4,039.2
Payables to unconsolidated subsidiaries and affiliates	96.7	79.4	419.4	989.7
Accounts payable and accrued expenses	2,771.5	2,800.7	640.7	654.9
Health care claims and reserves			94.1	92.8
Accrued taxes	209.9	83.2	16.6	4.2
Deferred income taxes	11.5	9.5	137.2	102.9
Long-term borrowings	2,727.5	2,988.8	7,676.7	5,961.5
Retirement benefit accruals and other liabilities	3,919.0	3,772.9	40.8	33.3

Total liabilities	10,313.1	10,132.6	12,795.7	11,878.5

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized—600,000,000 shares; issued—268,215,602 shares in 2003 and 2002), at stated value	1,987.8	1,957.0	968.6	968.6
Common stock in treasury, 24,694,170 shares in 2003 and 29,321,098 shares in 2002, at cost	(1,141.4)	(1,322.2)
Unamortized restricted stock compensation	(5.8)	(17.8)
Retained earnings	4,329.5	3,912.6	1,277.7	1,195.9

Total	5,170.1	4,529.6	2,246.3	2,164.5

Minimum pension liability adjustment	(1,078.0)	(1,032.1)
Cumulative translation adjustment	(79.2)	(293.1)	1.5	(49.7)
Unrealized loss on derivatives	(22.4)	(47.0)	(20.2)	(45.0)
Unrealized gain on investments.	11.6	5.8	11.6	5.8

Accumulated other comprehensive income (loss)	(1,168.0)	(1,366.4)	(7.1)	(88.9)

Total stockholders’ equity	4,002.1	3,163.2	2,239.2	2,075.6

Total Liabilities and Stockholders’ Equity	$14,315.2	$13,295.8	$15,034.9	$13,954.1

*	Deere & Company with Financial Services on the equity basis.

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

29. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2003, 2002 and 2001

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2003	2002	2001	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$643.1	$319.2	$(64.0)	$329.7	$262.2	$192.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful receivables	17.9	6.5	10.4	88.9	154.2	102.6
Provision for depreciation and amortization	341.6	394.8	389.5	329.0	366.3	359.7
Undistributed earnings of unconsolidated subsidiaries and affiliates	(86.9)	156.2	(165.1)	(.4)	3.8	3.2
Provision (credit) for deferred income taxes	19.8	(19.2)	(229.4)	13.3	18.0	(.9)
Changes in assets and liabilities:
Receivables	338.6	116.7	2,198.0	(42.5)	(3.8)	(9.3)
Inventories	84.1	85.8	136.5
Accounts payable and accrued expenses	(162.0)	107.9	225.0	(29.6)	(4.2)	169.5
Other	7.1	219.9	200.4	5.9	(26.3)	(104.2)

Net cash provided by operating activities	1,203.3	1,387.8	2,701.3	694.3	770.2	712.7

Cash Flows from Investing Activities
Collections of receivables	11.5	8.7	69.5	19,396.3	14,992.3	7,068.2
Proceeds from sales of financing receivables				1,941.0	2,967.8	1,728.0
Proceeds from maturities and sales of marketable securities				76.4	75.4	32.4
Proceeds from sales of equipment on operating leases	.1	1.6	2.1	514.4	493.6	389.6
Proceeds from sales of businesses	22.5	53.5
Cost of receivables acquired	(4.2)	(27.4)	(2.6)	(22,011.5)	(17,861.4)	(12,196.9)
Purchases of marketable securities				(118.2)	(87.8)	(75.7)
Purchases of property and equipment	(303.4)	(354.5)	(485.6)	(6.2)	(4.2)	(5.4)
Cost of operating leases acquired	(2.8)	(6.1)	(9.1)	(470.9)	(481.8)	(766.2)
Increase in investment in Financial Services			(700.0)
Acquisitions of businesses, net of cash acquired	(10.6)	(9.3)	(308.0)		(9.7)	(7.2)
Decrease (increase) in receivables from unconsolidated affiliates				(14.5)	54.1	(173.9)
Other	9.4	80.3	66.7	(39.3)	(79.5)	5.7

Net cash provided by (used for) investing activities	(277.5)	(253.2)	(1,367.0)	(732.5)	58.8	(4,001.4)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(123.2)	(304.6)	(225.2)	250.1	(1,108.6)	(281.3)
Change in intercompany receivables/payables	50.5	29.6	62.8	(563.2)	(882.0)	1,037.0
Proceeds from long-term borrowings	9.1	708.3	558.8	3,303.8	3,865.4	4,259.5
Principal payments on long-term borrowings	(19.0)	(75.9)	(73.3)	(2,523.7)	(2,695.1)	(2,045.2)
Proceeds from issuance of common stock	174.5	48.0	17.8
Repurchases of common stock	(.4)	(1.2)	(1.3)
Capital investment from Equipment Operations						700.0
Dividends paid	(210.5)	(208.9)	(206.5)	(247.9)	(399.5)	(10.7)
Other	(1.8)	(1.5)	(2.9)			8.7

Net cash provided by (used for) financing activities	(120.8)	193.8	130.2	219.1	(1,219.8)	3,668.0

Effect of Exchange Rate Changes on Cash	53.1	2.3	(5.6)	18.0	(7.6)	(4.9)

Net Increase (Decrease) in Cash and Cash Equivalents	858.1	1,330.7	1,458.9	198.9	(398.4)	374.4
Cash and Cash Equivalents at Beginning of Year	3,429.3	2,098.6	639.7	176.3	574.7	200.3

Cash and Cash Equivalents at End of Year	$4,287.4	$3,429.3	$2,098.6	$375.2	$176.3	$574.7

*	Deere & Company with Financial Services on the equity basis.

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2003	2002	2001	2000	1999	1998	1997	1996	1995		1994
Net sales and revenues	$15,535	$13,947	$13,293	$13,137	$11,751	$13,822	$12,791	$11,229	$10,291		$8,977
Net sales	13,349	11,703	11,077	11,169	9,701	11,926	11,082	9,640	8,830		7,663
Finance and interest income	1,276	1,339	1,445	1,321	1,104	1,007	867	763	660		548
Research and development expenses	577	528	590	542	458	445	412	370	327		276
Selling, administrative and general expenses	1,744	1,657	1,717	1,505	1,362	1,309	1,321	1,147	1,001		908
Interest expense	629	637	766	677	557	519	422	402	393		303
Income (loss) before goodwill amortization	643	372	(13)	526	264	1,036	978	828	713		610
Goodwill amortization – after-tax		53	51	40	25	15	18	11	7		6
Net income (loss)	643	319	(64)	486	239	1,021	960	817	706		604
Return on net sales	4.8%	2.7%	(.6)%	4.3%	2.5%	8.6%	8.7%	8.5%	8.0%		7.9%
Return on beginning stockholders’ equity	20.3%	8.0%	(1.5)%	11.9%	5.9%	24.6%	27.0%	26.5%	27.6%		28.9%

Income (loss) per share before goodwill amortization – basic	$2.68	$1.56	$(.05)	$2.24	$1.14	$4.26	$3.85	$3.18	$2.74		$2.36
Net income (loss) per share – basic	2.68	1.34	(.27)	2.07	1.03	4.20	3.78	3.14	2.71		2.34
Net income (loss) per share – diluted	2.64	1.33	(.27)	2.06	1.02	4.16	3.74	3.11	2.69		2.32
Dividends declared per share	.88	.88	.88	.88	.88	.88	.80	.80	.75		.68	1/3
Dividends paid per share	.88	.88	.88	.88	.88	.86	.80	.80	.73	1/3	.66	2/3
Average number of common shares outstanding (in thousands)	240,200	238,217	234,980	234,276	232,874	243,315	253,723	260,547	260,494		258,438

Total assets	$26,258	$23,768	$22,663	$20,469	$17,578	$18,002	$16,320	$14,653	$13,847		$12,781
Trade accounts and notes receivable – net	2,619	2,734	2,923	3,169	3,251	4,059	3,334	3,153	3,260		2,939
Financing receivables – net	9,974	9,068	9,199	8,276	6,743	6,333	6,405	5,912	5,345		4,502
Equipment on operating leases – net	1,382	1,609	1,939	1,954	1,655	1,209	775	430	259		219
Inventories	1,366	1,372	1,506	1,553	1,294	1,287	1,073	829	721		698
Property and equipment – net	2,076	1,998	2,052	1,912	1,782	1,700	1,524	1,352	1,336		1,314
Short-term borrowings:
Equipment Operations	577	398	773	928	642	1,512	171	223	396		54
Financial Services	3,770	4,039	5,425	4,831	3,846	3,810	3,604	2,921	2,744		2,583

Total	4,347	4,437	6,198	5,759	4,488	5,322	3,775	3,144	3,140		2,637
Long-term borrowings:
Equipment Operations	2,727	2,989	2,210	1,718	1,036	553	540	626	703		1,019
Financial Services	7,677	5,961	4,351	3,046	2,770	2,239	2,083	1,799	1,473		1,035

Total	10,404	8,950	6,561	4,764	3,806	2,792	2,623	2,425	2,176		2,054
Total stockholders’ equity	4,002	3,163	3,992	4,302	4,094	4,080	4,147	3,557	3,085		2,558

Book value per share	$16.43	$13.24	$16.82	$18.34	$17.51	$17.56	$16.57	$13.83	$11.78		$9.87
Capital expenditures	$313	$358	$495	$419	$308	$438	$492	$277	$263		$230
Number of employees (at year end)	43,221	43,051	45,069	43,670	38,726	37,002	34,420	33,919	33,375		34,252

[Letterhead]

Deloitte & Touche LLP

Two Prudential Plaza

180 North Stetson Avenue

Chicago, Illinois 60601

INDEPENDENT AUDITORS’ REPORT

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2003 and 2002 and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective November 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 16, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date: 22 December 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

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

Signature	Title	Date
/s/ John R. Block	Director	)
John R. Block		)
)
)
/s/ C. C. Bowles	Director	)
C. C. Bowles		)
)
) 22 December 2003
/s/ T. Kevin Dunnigan	Director	)
T. Kevin Dunnigan		)
)
)
/s/ Leonard A. Hadley	Director	)
Leonard A. Hadley		)
)

Signature	Title	Date
)
/s/ Dipak C. Jain Dipak C. Jain	Director	)
)
)
/s/ Nathan J. Jones Nathan J. Jones	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	) ) )

)
)
/s/ Arthur L. Kelly Arthur L. Kelly	Director	) )

)
)
/s/ R. W. Lane R. W. Lane	Chairman, Director and Chief Executive Officer	) )

)
) 22 December 2003
/s/ Antonio Madero B. Antonio Madero B.	Director	) )

)
)
/s/ Joachim Milberg Joachim Milberg	Director	) )

)
)
/s/ Thomas H. Patrick Thomas H. Patrick	Director	) )

)
)
/s/ Aulana L. Peters Aulana L. Peters	Director	) )

)
)
/s/ John R. Walter John R. Walter	Director	) )

)
)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2003, 2002 and 2001

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
			Description	Amount	Description	Amount
YEAR ENDED OCTOBER 31, 2003
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$32,723	$17,912	Bad debt recoveries	$411	Trade receivable write-offs	$7,471	$40,698
					Transfers related to trade receivable sales	2,877

Financial Services
Trade receivable allowances	12,367	4,666	Acquisitions	2,877	Trade receivable write-offs	3,055	16,855
Financing receivable allowances	136,446	84,133			Transfers related to retail note sales	14,889
					Financing receivable write-offs	56,609	149,081

Consolidated receivable allowances	$181,536	$106,711		$3,288		$84,901	$206,634

YEAR ENDED OCTOBER 31, 2002
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,341	$9,119	Bad debt recoveries	$1,506	Trade receivable write-offs	$19,474	$32,723
					Transfers related to trade receivable sales	1,769

Financial Services
Trade receivable allowances	7,239	7,066	Acquisitions	1,769	Trade receivable write-offs	3,707	12,367
Financing receivable allowances	125,987	155,854			Transfers related to retail note sales	18,052
					Financing receivable write-offs	127,343	136,446

Consolidated receivable allowances	$176,567	$172,039		$3,275		$170,345	$181,536

YEAR ENDED OCTOBER 31, 2001
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$34,447	$11,342	Bad debt recoveries	$4,125	Trade receivable write-offs	$6,282	$43,341

			Acquisitions	6,872	Transfers related to trade receivable sales	7,163

Financial Services
Trade receivable allowances		76	Acquisitions	7,163			7,239
Financing receivable allowances	106,370	102,533			Transfers related to retail note sales	9,566
					Financing receivable write-offs	73,350	125,987

Consolidated receivable allowances	$140,817	$113,951		$18,160		$96,361	$176,567

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2	Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998*)

3.3	By-laws, as amended

4.1	Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as administrative agent, Bank of America, N.A. and Bank One, N.A. as documentation agents, and Deutsche Bank AG, New York Branch as syndication agent, et al, dated as of February 22, 2001 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2001*)

4.2	364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank, as administrative agent, Citibank, N.A. and Credit Suisse First Boston as documentation agents, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 18, 2003 (Exhibit 4 to Form 10-Q of registrant for the quarter ended January 31, 2003*)

4.3	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998*)

4.4	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 4.4 to Form 10-K of registrant for the year ended October 31, 2002*)

4.5	Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Credit Limited, John Deere Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited (Exhibit 4.5 to Form 10-K of registrant for the year ended October 31, 2002*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the
Commission.

9.	Not applicable

10.1	Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998*)

10.2	Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998*)

10.3	Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998*)

10.4	Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes

10.5	Agreement dated November 1, 2003 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation

10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1998*) **

10.7	John Deere Performance Bonus Plan as amended December 6, 2000 (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2000*) **

10.8	John Deere Mid-Term Incentive Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 26, 2003*)**

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999*) **

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 4.3 to Registration Statement on Form S-8 no. 333-103757 filed March 11, 2003*) **

10.11	John Deere Defined Contribution Restoration Plan as amended January 1, 2000 (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2000*) **

10.12	John Deere Supplemental Pension Benefit Plan, as amended January 1, 2002**

10.13	Nonemployee Director Stock Ownership Plan Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 27, 2002 *)**

10.14	Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999*)**

10.15	Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)**

10.16	Early Retirement Agreement dated August 10, 2001 between registrant and Ferdinand F. Korndorf (Exhibit 10.18 to Form 10-K of registrant for the year ended October 31, 2001*)**

10.17	Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001*)

10.18	Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001*)

10.19	Factoring Agreement dated September 20, 2002 between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002*)

10.20	Receivables Purchase Agreement dated August 23, 2002 between John Deere Finance S.A. and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002*)

12.	Computation of ratio of earnings to fixed charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Subsidiaries

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.
**	Compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of Form 10-K.