Form 10-Q
period 2004-01-31
DEERE & CO
filed 2004-02-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Yes ☒ No ☐

At January 31, 2004, 246,941,740 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 28

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Three Months Ended January 31, 2004 and 2003

(In millions of dollars except per share amounts) Unaudited

	2004	2003
Net Sales and Revenues
Net sales	$2,911.6	$2,273.7
Finance and interest income	294.7	310.9
Health care premiums and fees	181.4	151.0
Other income	96.1	58.0

Total	3,483.8	2,793.6

Costs and Expenses
Cost of sales	2,294.5	1,857.4
Research and development expenses	138.2	117.5
Selling, administrative and general expenses	417.7	357.3
Interest expense	147.4	152.0
Health care claims and costs	150.6	120.4
Other operating expenses	73.2	83.5

Total	3,221.6	2,688.1

Income of Consolidated Group Before Income Taxes	262.2	105.5
Provision for income taxes	92.6	37.5

Income of Consolidated Group	169.6	68.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	.1
Other	1.0	(.1)

Total	1.2

Net Income	$170.8	$68.0

Per Share:
Net income - basic	$.70	$.28
Net income - diluted	$.68	$.28

See Notes to Interim Financial Statements.

DEERE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions of dollars) Unaudited

	January 31 2004	October 31 2003	January 31 2003
Assets
Cash and cash equivalents	$4,087.8	$4,384.5	$3,553.4
Marketable securities	262.8	231.8	187.7
Receivables from unconsolidated affiliates	23.8	303.2	296.0
Trade accounts and notes receivable - net	2,837.8	2,619.3	2,911.3
Financing receivables - net	9,396.9	9,974.2	8,893.4
Other receivables	352.1	428.3	282.5
Equipment on operating leases - net	1,289.5	1,381.9	1,513.9
Inventories	2,169.8	1,366.1	1,929.3
Property and equipment - net	2,098.6	2,075.6	2,001.9
Investments in unconsolidated affiliates	113.7	195.5	176.2
Goodwill	938.2	872.1	830.9
Other intangible assets - net	256.0	252.9	90.5
Prepaid pension costs	62.3	62.6	51.4
Other assets	566.4	534.3	642.3
Deferred income taxes	1,517.1	1,476.1	1,492.8
Deferred charges	115.6	99.6	100.1

Total Assets	$26,088.4	$26,258.0	$24,953.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,458.1	$4,347.2	$4,170.1
Payables to unconsolidated affiliates	122.8	87.8	64.4
Accounts payable and accrued expenses	3,021.2	3,105.5	2,834.2
Health care claims and reserves	111.3	94.1	102.2
Accrued taxes	218.6	226.5	117.2
Deferred income taxes	30.1	30.7	24.8
Long-term borrowings	10,746.7	10,404.2	10,469.7
Retirement benefit accruals and other liabilities	4,095.1	3,959.9	3,914.1

Total liabilities	21,803.9	22,255.9	21,696.7

Common stock, $1 par value (issued shares at January 31, 2004 – 268,215,602)	1,990.6	1,987.8	1,957.0
Common stock in treasury	(997.5)	(1,141.4)	(1,307.6)
Unamortized restricted stock compensation	(17.8)	(5.8)	(8.5)
Retained earnings	4,446.2	4,329.5	3,924.4

Total	5,421.5	5,170.1	4,565.3
Accumulated other comprehensive income (loss)	(1,137.0)	(1,168.0)	(1,308.4)

Stockholders’ equity	4,284.5	4,002.1	3,256.9

Total Liabilities and Stockholders’ Equity	$26,088.4	$26,258.0	$24,953.6

See Notes to Interim Financial Statements.

DEERE & COMPANY

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

For the Three Months Ended January 31, 2004 and 2003

(In millions of dollars) Unaudited

	2004	2003
Cash Flows from Operating Activities
Net income	$170.8	$68.0
Adjustments to reconcile net income to net cash used for operating activities	(397.2)	(605.4)

Net cash used for operating activities	(226.4)	(537.4)

Cash Flows from Investing Activities
Collections of receivables	2,822.6	2,233.3
Proceeds from sales of financing receivables	696.0	292.0
Proceeds from maturities and sales of marketable securities	10.8	9.8
Proceeds from sales of equipment on operating leases	114.9	107.7
Proceeds from sales of businesses	74.5	22.5
Cost of receivables acquired	(2,867.0)	(2,282.7)
Purchases of marketable securities	(33.5)	(7.4)
Purchases of property and equipment	(53.7)	(48.4)
Cost of operating leases acquired	(87.0)	(76.9)
Acquisitions of businesses, net of cash acquired	(108.6)	(4.0)
Increase in receivables with unconsolidated affiliates	(14.9)	(4.6)
Other	(2.3)	(.4)

Net cash provided by investing activities	551.8	240.9

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(438.2)	62.4
Proceeds from long-term borrowings	267.5	1,842.4
Principal payments on long-term borrowings	(532.6)	(857.2)
Proceeds from issuance of common stock	133.2	19.8
Repurchases of common stock	(.2)	(.4)
Dividends paid	(53.4)	(52.5)
Other		(1.2)

Net cash provided by (used for) financing activities	(623.7)	1,013.3

Effect of Exchange Rate Changes on Cash	1.6	21.7

Net Increase (Decrease) in Cash and Cash Equivalents	(296.7)	738.5
Cash and Cash Equivalents at Beginning of Period	4,384.5	2,814.9

Cash and Cash Equivalents at End of Period	$4,087.8	$3,553.4

See Notes to Interim Financial Statements.

Notes to Interim Financial Statements (Unaudited)

(1)	The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services - Includes the Company’s credit and health care operations.

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended January 31
	2004	2003
Balance, beginning of period	$4,329.5	$3,912.6
Net income	170.8	68.0
Dividends declared	(54.1)	(52.6)
Other adjustments		(3.6)

Balance, end of period	$4,446.2	$3,924.4

(4)	The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements. The pro forma net income and net income per share, as if the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended January 31
	2004	2003
Net income as reported	$170.8	$68.0
Add:
Stock-based employee compensation costs, net of tax, included in net income	1.2	.6
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(7.9)	(8.3)

Pro forma net income	$164.1	$60.3

Net income per share:
As reported - basic	$.70	$.28
Pro forma - basic	.67	.25
As reported - diluted	.68	.28
Pro forma - diluted	.65	.25

In December 2003, the Company granted options to employees for the purchase of 3.3 million shares of common stock at an exercise price of $61.64 per share and a Black-Scholes fair value of $12.40 per share. At January 31, 2004, options for 21.2 million shares were outstanding at option prices in a range of $21.02 to $61.64 per share and a weighted-average exercise price of $45.69 per share. The Company also granted 227,298 units of restricted stock with a fair value of $61.64 per share. A total of 9.3 million shares remained available for the granting of future options and restricted stock.

(5)	Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2004	October 31 2003	January 31 2003
Raw materials and supplies	$563	$496	$564
Work-in-process	420	388	443
Finished goods and parts	2,134	1,432	1,868

Total FIFO value	3,117	2,316	2,875
Adjustment to LIFO basis	947	950	946

Inventories	$2,170	$1,366	$1,929

(6)	Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2004	2003
Balance, beginning of period	$389	$332
Payments	(81)	(68)
Accruals for warranties	89	65

Balance, end of period	$397	$329

The Company has guarantees for certain recourse obligations on financing receivables, which it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2004, the maximum amount of exposure to losses under these agreements was $267 million, which is net of accrued losses of $21 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2004, the maximum remaining term of the receivables guaranteed was approximately six years.

The Company has an 83 percent ownership interest in Nortrax, Inc. and a 40 percent ownership interest in Nortrax Investments, Inc., in which the outside owners have put options to require the Company to purchase their interests. These puts can be exercised over a two-year period which begins March 2005 and total approximately $57 million to $83 million, depending on whether they are exercised on the first or last day of the period. If the Company’s rating on its senior unsecured debt falls below Baa3 from Moody’s Investors Service or BBB- from Standard & Poor’s, these puts could be exercised immediately for approximately $54 million. The Company’s debt ratings are above this level. The Company also has call options to acquire the outside owners’ interests. These calls can be exercised over a two-year period beginning March 2004 and total approximately $54 million to $85 million, depending on whether they are exercised on the first or last day of the period. At January 31, 2004, the Company had accrued costs of $38 million under these option agreements. The Company expects to exercise these call options in March 2004 for approximately $54 million.

At January 31, 2004, the Company had guaranteed approximately $65 million of residual value for four operating leases related to certain administrative and manufacturing buildings. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $15 million related to these agreements at January 31, 2004. The leases have terms expiring from 2004 to 2007.

At January 31, 2004, the Company had approximately $80 million of guarantees issued primarily to overseas banks related to first-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2004, the Company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2004 was approximately six years.

The Company also had other miscellaneous contingent liabilities totaling approximately $20 million at January 31, 2004, for which it believes the probability for payment is remote.

Commitments

At January 31, 2004, the Company had commitments of approximately $92 million for construction and acquisition of property and equipment. The Company had pledged assets of $12 million, outside the U.S., as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at January 31, 2004.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company. These registered debt securities totaled $250 million at January 31, 2004 and are included on the consolidated balance sheet.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2004		2003
Dividends declared	$.22		$.22
Dividends paid		*	$.22

*	The dividend declared in the first quarter of 2004 had a payment date of February 2, 2004.

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
	2004	2003		% Change
Net sales and revenues:
Agricultural equipment *	$1,596	$1,279	***	+25
Commercial and consumer equipment	570	483		+18
Construction and forestry	746	512		+46

Total net sales **	2,912	2,274		+28
Credit revenues *	316	323		-2
Other revenues	256	197		+30

Total net sales and revenues **	$3,484	$2,794		+25

Operating profit: ****
Agricultural equipment	$85	$3	***
Commercial and consumer equipment	20	23		-13
Construction and forestry	93	16		+481
Credit	117	107		+9
Other	6	7	***	-14

Total operating profit **	321	156		+106
Interest, corporate expenses - net and income taxes	(150)	(88)		+70

Net income	$171	$68		+151

Identifiable assets:
Agricultural equipment	$3,026	$3,021	***
Commercial and consumer equipment	1,501	1,511		-1
Construction and forestry	1,843	1,378		+34
Credit	14,262	14,158		+1
Other	378	314	***	+20
Corporate	5,078	4,572		+11

Total assets	$26,088	$24,954		+5

*	Additional intersegment sales and revenues

Agricultural equipment sales	$17	$11	+55
Credit revenues	48	44	+9
**	Includes equipment operations outside the U.S. and Canada as follows:

Net sales	$914	$724	+26
Operating profit	108	47	+130

***	In the first quarter of 2004, the special technologies group’s segment results were transferred from the other operations to the agricultural equipment operations due to changes in internal reporting. The other operations now represent the health care operations only. The 2003 first-quarter results of the agricultural equipment operations and the other operations were restated by net sales of $8 million, an operating loss of $3 million and identifiable assets of $71 million related to the special technologies group, which had no effect on the total net sales, operating profit or assets.

****	Operating profit is income before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2004	2003
Net income	$170.8	$68.0
Average shares outstanding	245.4	239.2
Basic net income per share	$.70	$.28

Average shares outstanding	245.4	239.2
Effect of dilutive stock options	6.5	3.3

Total potential shares outstanding	251.9	242.5

Diluted net income per share	$.68	$.28

Stock options to purchase 2.8 million shares during the first quarter of 2003 and none during 2004 were outstanding, but not included in the above diluted per share computation because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2004	2003
Net income	$170.8	$68.0
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	22.7	58.2
Unrealized gain on investments	7.2	3.3
Unrealized gain (loss) on derivatives	1.1	(3.5)

Comprehensive income	$201.8	$126.0

(11)	The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related actions), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial statements.

(12)	The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The Company also has several defined benefit health care and life insurance plans for retired employees in the U.S. and Canada.

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2004	2003
Service cost	$34	$28
Interest cost	112	108
Expected return on plan assets	(143)	(132)
Amortization of actuarial loss	14	9
Amortization of prior service cost	10	7

Net cost	$27	$20

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2004	2003
Service cost	$29	$30
Interest cost	79	67
Expected return on plan assets	(13)	(9)
Amortization of actuarial loss	77	35
Amortization of prior service credit	(26)

Net cost	$146	$123

During the first quarter of 2004, the Company contributed approximately $15 million to its pension plans and $70 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $1,030 million to its pension plans and $250 million to its other postretirement benefit plans in the remainder of fiscal year 2004. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)	In 2001 and 2002, the Company announced certain restructuring plans aimed at increasing efficiency and reducing costs. The Company recognized asset write-downs and liabilities related to these plans. There have been no material revisions to these restructuring plans. The annual ongoing pretax increase in earnings and cash flows from the restructurings in 2001 and 2002 is approximately $100 million as originally expected. The restructurings have primarily reduced the annual cost of sales by approximately $300 million and selling, administrative and general expenses by $30 million, partially offset by a reduction in sales of $230 million.

The changes in the remaining restructuring liabilities during the first quarter of 2004 in millions of dollars were as follows:

	Liabilities October 2003	Change in Estimate *	Payments	Liabilities January 2004
Contract terminations	$14	$(2)	$(3)	$9
Other costs	2		(1)	1

Total	$16	$(2)	$(4)	$10

*	Adjustment of prior year accruals due to changes in estimates recorded as a credit to cost of sales.

(14)	In December 2003, the FASB revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the “Interpretation”), which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary. The effective date for adoption for new VIEs created after January 31, 2003 was immediate and had no effect. The effective date for VIEs that are also special purpose entities (SPEs) created prior to February 1, 2003 was the end of the first fiscal quarter of 2004 and had no effect on the Company’s financial position or net income (see below). The effective date for VIEs that are not SPEs is the end of the second fiscal quarter of 2004 and is not expected to have a material effect on the Company’s financial position or net income (see below).

As disclosed in Note 10 to the Company’s 2003 Annual Report filed on Form 10-K, the Company’s credit operations hold retained interests in certain SPEs related to the securitization and sale of their retail notes. Under the Interpretation, most of the Company’s retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets. The Company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. At January 31, 2004, the assets of these entities related to the Company’s securitization and sale of retail notes totaled approximately $3,285 million and the maximum exposure to losses from recourse obligations related to these entities was $265 million. The adoption of this standard did not require the consolidation of these entities.

The Company also has a 40 percent ownership interest in Nortrax Investments, Inc., which meets the definition of a VIE under FIN No. 46. This entity is involved in the ownership and development of construction equipment dealer locations. Under the Interpretation, the Company is the primary beneficiary of Nortrax Investments, Inc. due to certain put options held by the majority owners (see Note 6). Nortrax Investments, Inc. would have to be consolidated on the effective date of FIN No. 46 on April 30, 2004. Subsequent to quarter-end (in March 2004), the Company expects to increase its ownership in Nortrax Investments, Inc. to 100 percent and it would be consolidated at that time.

Financial information for Nortrax Investments, Inc. in millions of dollars is as follows:

	January 31 2004	October 31 2003	January 31 2003
Total assets	$16	$17	$14
Total net assets	14	15	13
Deere & Company’s share of the net assets	6	6	5

The Company’s receivables from Nortrax Investments, Inc. at January 31, 2004, October 31, 2003 and January 31, 2003 were approximately $1 million in all periods. This entity did not have significant external borrowings. The Company’s probable cost related to the options with the majority owners has been accrued as of January 31, 2004 (see Note 6).

In December 2003, the FASB also issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. This Statement added certain disclosure requirements for the major categories of plan assets and expected returns, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. The annual disclosures are effective for the Company’s 2004 Annual Report to be filed on Form 10-K. The interim disclosure has been included in Note 12. This Statement requires additional disclosure only and has no effect on the Company’s financial position or net income.

(15)	In December 2003, the U.S. Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. In accordance with FASB Staff Position (FSP) Financial Accounting Standard (FAS) 106-1, the Company has elected to defer the recognition of the effects of this Act on the consolidated financial statements and the accompanying notes until authoritative guidance on the federal subsidy is issued by the FASB. The guidance is currently pending and is expected to be issued in the Company’s 2004 fiscal year. When issued, this guidance could require the Company to change previously reported information. The Company does not currently believe it will be required to amend its retiree health and accident plan in order for the plan to be actuarially equivalent to Medicare Part D. The annual cash flow the Company expects to receive from the federal subsidy is estimated to be approximately $14 million to $18 million when it becomes effective in 2006. If the provisions of the Act were treated as an actuarial gain under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the effects of the Act would be a decrease in the accumulated postretirement benefit obligation of approximately $300 million to $400 million.

(16)	In December 2003, the Company exercised a call option purchasing an additional 42 percent ownership interest in Nortrax, Inc. for $112 million, increasing its ownership interest to 83 percent. This payment included approximately $80 million for previously accrued costs related to the call option amount, approximately $25 million for goodwill and the remainder for identifiable net assets. The Nortrax, Inc. balance sheet included approximately $35 million of additional goodwill not related to the acquisition, which was also included on the Company’s balance sheet when it was consolidated with the construction and forestry operations at the end of December 2003. The goodwill is not deductible for tax purposes. Nortrax, Inc. is involved in the ownership and development of several construction equipment dealer locations. The pro forma results of operations as if this acquisition had occurred at the beginning of the fiscal year would not differ materially from reported results.

In November 2003, the Company sold its 49 percent minority ownership in Sunstate Equipment Co., LLC, which was a rental equipment company included in the construction and forestry operations on the equity accounting basis. The gain on the sale was approximately $30 million pretax recorded in other income and $22 million after-tax. The equity income included in the financial statements for the periods presented was not material.

(17) SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended January 31, 2004 and 2003

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003
Net Sales and Revenues
Net sales	$2,911.6	$2,273.7
Finance and interest income	18.4	20.2	$328.8	$339.6
Health care premiums and fees			186.0	155.7
Other income	68.1	38.3	38.2	30.8

Total	2,998.1	2,332.2	553.0	526.1

Costs and Expenses
Cost of sales	2,298.2	1,861.2
Research and development expenses	138.2	117.5
Selling, administrative and general expenses	312.6	254.5	107.0	104.2
Interest expense	53.1	54.5	102.1	105.7
Interest compensation to Financial Services	44.7	40.7
Health care claims and costs			150.6	120.4
Other operating expenses	11.3	11.8	71.1	82.3

Total	2,858.1	2,340.2	430.8	412.6

Income (Loss) of Consolidated Group Before Income Taxes	140.0	(8.0)	122.2	113.5
Provision (credit) for income taxes	49.7	(2.8)	42.9	40.3

Income (Loss) of Consolidated Group	90.3	(5.2)	79.3	73.2

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	76.4	69.0	.2	.1
Other	4.1	4.2

Total	80.5	73.2	.2	.1

Net Income	$170.8	$68.0	$79.5	$73.3

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2004	October 31 2003	January 31 2003	January 31 2004	October 31 2003	January 31 2003
Assets
Cash and cash equivalents	$3,450.1	$4,009.3	$3,148.2	$637.7	$375.2	$405.3
Cash equivalents deposited with unconsolidated subsidiaries	280.3	278.1	106.5

Cash and cash equivalents	3,730.4	4,287.4	3,254.7	637.7	375.2	405.3
Marketable securities				262.8	231.8	187.7
Receivables from unconsolidated subsidiaries and affiliates	361.6	178.8	182.1		274.3	267.7
Trade accounts and notes receivable - net	666.3	646.1	674.7	2,519.7	2,279.1	2,585.8
Financing receivables - net	61.3	63.5	14.5	9,335.6	9,910.7	8,878.9
Other receivables	134.6	236.6	117.5	217.5	191.7	165.1
Equipment on operating leases - net	11.5	11.9	12.0	1,277.9	1,369.9	1,501.9
Inventories	2,169.8	1,366.1	1,929.3	31.5	32.7	34.9
Property and equipment - net	2,067.1	2,042.9	1,967.1
Investments in unconsolidated subsidiaries and affiliates	2,373.6	2,431.2	2,330.8	4.0	3.8	2.8
Goodwill	938.1	871.9	830.7	.2	.2	.2
Other intangible assets - net	255.7	252.6	90.1	.2	.2	.4
Prepaid pension costs	61.7	62.0	51.4	.6	.6
Other assets	238.3	195.0	229.2	328.1	339.4	413.1
Deferred income taxes	1,625.3	1,590.8	1,579.7	2.1	3.2	1.5
Deferred charges	95.0	78.4	75.7	21.9	22.1	26.7

Total Assets	$14,790.3	$14,315.2	$13,339.5	$14,639.8	$15,034.9	$14,472.0

Liabilities and Stockholders’ Equity
Short-term borrowings	$642.6	$577.0	$501.6	$2,815.5	$3,770.2	$3,668.5
Payables to unconsolidated subsidiaries and affiliates	122.8	96.7	72.1	618.1	419.4	252.7
Accounts payable and accrued expenses	2,738.9	2,771.5	2,515.2	631.7	640.7	670.5
Health care claims and reserves				111.3	94.1	102.2
Accrued taxes	191.7	209.9	96.8	26.9	16.6	20.3
Deferred income taxes	5.1	11.5	9.9	135.3	137.2	103.3
Long-term borrowings	2,754.7	2,727.5	3,008.0	7,992.0	7,676.7	7,461.7
Retirement benefit accruals and other liabilities	4,050.0	3,919.0	3,879.0	45.1	40.8	35.1

Total liabilities	10,505.8	10,313.1	10,082.6	12,375.9	12,795.7	12,314.3

Common Stock, $1 par value (issued shares at January 31, 2004 – 268,215,602)	1,990.6	1,987.8	1,957.0	968.6	968.6	968.6
Common stock in treasury	(997.5)	(1,141.4)	(1,307.6)
Unamortized restricted stock compensation	(17.8)	(5.8)	(8.5)
Retained earnings	4,446.2	4,329.5	3,924.4	1,286.9	1,277.7	1,268.0

Total	5,421.5	5,170.1	4,565.3	2,255.5	2,246.3	2,236.6
Accumulated other comprehensive income (loss)	(1,137.0)	(1,168.0)	(1,308.4)	8.4	(7.1)	(78.9)

Stockholders’ equity	4,284.5	4,002.1	3,256.9	2,263.9	2,239.2	2,157.7

Total Liabilities and Stockholders’ Equity	$14,790.3	$14,315.2	$13,339.5	$14,639.8	$15,034.9	$14,472.0

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2004 and 2003

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003
Cash Flows from Operating Activities
Net income	$170.8	$68.0	$79.5	$73.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities	(316.1)	(370.7)	112.9	112.7

Net cash provided by (used for) operating activities	(145.3)	(302.7)	192.4	186.0

Cash Flows from Investing Activities
Collections of receivables	28.4	44.6	4,904.9	3,631.2
Proceeds from sales of financing receivables			696.0	292.0
Proceeds from maturities and sales of marketable securities			10.8	9.8
Proceeds from sales of equipment on operating leases			114.9	107.7
Proceeds from sales of businesses	74.5	22.5
Cost of receivables acquired	(11.5)	(.2)	(5,174.4)	(4,141.3)
Purchases of marketable securities			(33.5)	(7.4)
Purchases of property and equipment	(53.2)	(48.0)	(.5)	(.3)
Cost of operating leases acquired		(.1)	(87.0)	(76.8)
Acquisitions of businesses, net of cash acquired	(108.6)	(4.0)
Decrease (increase) in receivables with unconsolidated affiliates			274.3	(7.9)
Other	4.2	2.7	(6.4)	(2.8)

Net cash provided by (used for) investing activities	(66.2)	17.5	699.1	(195.8)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	65.5	84.0	(503.7)	(21.7)
Change in intercompany receivables/payables	(481.0)	51.4	198.9	(735.7)
Proceeds from long-term borrowings	.6	.4	266.9	1,842.0
Principal payments on long-term borrowings	(4.1)	(6.7)	(528.5)	(850.5)
Proceeds from issuance of common stock	133.2	19.8
Repurchases of common stock	(.2)	(.4)
Dividends paid	(53.4)	(52.5)	(70.3)	(1.2)
Other		(1.2)

Net cash provided by (used for) financing activities	(339.4)	94.8	(636.7)	232.9

Effect of Exchange Rate Changes on Cash	(6.1)	15.8	7.7	5.9

Net Increase (Decrease) in Cash and Cash Equivalents	(557.0)	(174.6)	262.5	229.0
Cash and Cash Equivalents at Beginning of Period	4,287.4	3,429.3	375.2	176.3

Cash and Cash Equivalents at End of Period	$3,730.4	$3,254.7	$637.7	$405.3

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Deere & Company’s net income for the first quarter was $170.8 million, or $.68 per share, compared with net income of $68.0 million, or $.28 per share, last year. The first-quarter results reflect improved performance in both the Company’s agricultural equipment and construction and forestry segments. All equipment segments are benefiting from improving market conditions and positive customer response to the Company’s products, while controlling costs and asset levels.

Worldwide net sales and revenues grew 25 percent to $3,484 million for the first quarter, compared to $2,794 million a year ago. Net sales of the equipment operations were $2,912 million for the quarter, compared with $2,274 million last year. All equipment segments experienced higher physical volumes of sales in the current quarter. In addition, sales benefited from currency translation and improved price realization. Equipment sales in the U.S and Canada rose 29 percent. Net sales outside the U.S. and Canada increased 26 percent for the quarter. Excluding the impact of changes in currency exchange rates, sales outside the U.S. and Canada were up 10 percent. This increase was mainly due to higher sales of agricultural equipment in South America and improved price realization, partially offset by a lower physical volume of sales in Europe.

The Company’s Equipment Operations reported operating profit of $198 million for the quarter, compared with $42 million last year. (Operating profit is defined in Note 8.) The operating profit increase was primarily due to a higher physical volume of sales and improved price realization. Partially offsetting these factors were higher postretirement benefit costs of $28 million for the quarter. This increase reflects higher assumed medical inflation in future years and a lower discount rate, partially offset by improvements related to the Company’s new collective bargaining agreements. The Equipment Operations had net income of $90.3 million for the quarter, compared with a net loss of $5.2 million last year. The same factors mentioned above affected the net income or loss.

In the first quarter of 2004, the special technologies group’s segment results were transferred from the other operations to the agricultural equipment operations due to changes in internal reporting. The other operations now represent the health care operations only. The 2003 first-quarter results for the agricultural equipment operations and the other operations were restated by net sales of $8 million and an operating loss of $3 million related to the special technologies group, which had no effect on the total net sales and operating profit.

•	Agricultural Equipment. Segment sales increased 25 percent for the current quarter. The increase was primarily due to higher shipments, the impact of currency translation and improved price realization. Physical volume of shipments was up 14 percent, compared to a year ago, reflecting strong retail demand in the first quarter. Sales of the U.S. and Canadian operations benefited from retail purchases at the end of the calendar year tied to new U.S. tax provisions for accelerated depreciation. Sales outside the U.S. and Canada increased due to improved markets in South America, partially offset by a lower physical volume of sales in Europe. Segment operating profit was $85 million for the current quarter, compared with $3 million last year. The increase was primarily due to higher worldwide sales and production volumes and higher price realization, partially offset by higher postretirement benefit costs of $21 million.

•	Commercial and Consumer Equipment. Segment sales were up 18 percent for the quarter. The increase was primarily due to strong retail demand. Operating profit was $20 million for the quarter, compared with $23 million last year. The lower operating profit was primarily due to higher promotional and support costs in advance of the important spring selling season and the impact of a weaker U.S. dollar on component purchases, partially offset by higher sales.

•	Construction and Forestry. Segment sales rose 46 percent for the quarter, primarily due to higher physical volumes, which were reflective of improved retail activity. Operating profit improved to $93 million for the quarter, compared with $16 million last year. The improvement was primarily due to higher sales and production volumes and a $30 million gain from the sale of Sunstate Equipment Co., LLC in November 2003. As previously announced, the Company purchased an additional 42 percent of Nortrax, Inc. in December 2003 for $112 million, increasing its ownership to 83 percent. Accordingly, Nortrax, Inc. was consolidated as a part of the construction and forestry operations beginning in December 2003. As a result of this consolidation, the Company now recognizes all sales and profits of Nortrax, Inc. as equipment is retail sold. This had an unfavorable impact of approximately $15 million on first-quarter operating profit.

•	Credit. The credit segment had an operating profit of $117 million for the first quarter, compared with $107 million last year. The increase was primarily due to higher gains resulting from an increased volume of retail note sales, lower provision for credit losses reflecting improved portfolio quality and growth in the average portfolio, partially offset by higher administrative expenses. Total revenues of the credit operations, including intercompany revenues, decreased 1 percent from $367 million in the first quarter of 2003 to $364 million in the current quarter. The average balance of receivables and leases financed was 3 percent higher in the first quarter, compared with the same period last year. Interest expense decreased 3 percent in the current quarter, compared with last year, as a result of lower average borrowing rates. The credit operations’ consolidated ratio of earnings to fixed charges was 2.14 to 1 for the first quarter this year, compared with 2.00 to 1 in the same period last year.

•	Other. The other segment, which consists of the health care operations, had an operating profit of $6 million for the first quarter, compared with $7 million last year. The operating profit was lower primarily due to higher administrative costs.

The cost of sales to net sales ratio for the first quarter of 2004 was 78.8 percent, compared to 81.7 percent in the same period last year. The decrease was primarily due to manufacturing efficiencies related to higher production and sales, and improved price realization. This decrease was partially offset by higher postretirement benefit costs. Health care premiums and fees and related health care claims and costs increased in the current quarter, compared to last year, primarily from an increase in enrollment. Selling, administrative and general expenses were higher in 2004 primarily due to foreign currency exchange rate effects, the consolidation of Nortrax, Inc., increased promotional costs and higher postretirement benefit costs. Other operating expenses decreased, primarily as a result of lower depreciation on operating leases due to the lower level of leases. Finance and interest income decreased this year, due to lower interest rates. Other income increased in the current quarter, primarily due to the previously mentioned sale of the Company’s 49 percent ownership in Sunstate Equipment Co., LLC and higher gains from an increased volume of retail note sales.

Market Conditions and Outlook

As a result of the factors and conditions outlined below, sales for the full 2004 fiscal year are expected to increase between 18 to 20 percent and net income is forecast to be in a range of $900 million to $1 billion. The Company’s net equipment sales for the second quarter of 2004 are currently forecast to be up approximately 30 percent from the same period last year. Production levels are expected to increase between 18 and 20 percent for the second quarter. Company-wide net income for second-quarter 2004 is forecast in a range of $400 million to $450 million. Excluding the impact of currency and price, sales are expected to increase 23 to 25 percent for the quarter and 12 to 14 percent for the year.

•	Agricultural Equipment. In the U.S., a continuation of favorable crop prices and low carryover stocks is expected to keep U.S. farm income at strong levels for the year. Stocks of key commodities such as corn and soybeans are expected to end 2004 at their lowest level in many years as a result of rising consumption and higher exports. In addition, new tax provisions offering accelerated depreciation should help support farm machinery sales this year. U.S. livestock receipts are expected to be down from last year’s record levels due to a reduction in beef exports, and lower beef prices, related to concerns over mad cow disease. Despite these factors, total U.S. livestock receipts are expected to remain at historically high levels. Canadian livestock receipts, however, will continue to be more negatively affected by reduced exports. As a result of these generally positive conditions, and due to the fact that sales have started out on a strong note, industry retail sales in the U.S. and Canada are now expected to be up 15 to 20 percent for fiscal 2004.

Industry retail sales in Western Europe are expected to be flat to down 5 percent for the year mainly as a result of lower farm income, especially in the livestock sector, due to the impact of last year’s drought. In South America, the Company now believes that industry sales will increase by 5 to 10 percent for the year. The projected increase is based on continued strong conditions in Brazil and the extension of government financing programs there, as well as improvement in Argentina and other areas of the region. In another important market, Australia, conditions are improving due in large part to favorable weather.

On a worldwide basis, sales of the Company’s agricultural equipment are now forecast to be up between 20 and 22 percent for the year with an increase in physical volume of 13 to 15 percent.

•	Commercial and Consumer Equipment. The Company’s commercial and consumer equipment sales are expected to continue benefiting from the success of new products, including an expanded utility-vehicle line. As a result, segment sales are forecast to be up between 11 and 13 percent for the year. Incremental margins are expected to recover over the course of the year.

•	Construction and Forestry. Retail activity in the construction and forestry sectors continues to move sharply higher, primarily as a result of strong replacement demand by contractors and independent rental companies. Sales of construction equipment are being stimulated by economic growth and a strong housing market. Forestry sales, which are expected to increase for the year in both North America and Europe, are benefiting from favorable pulp and lumber prices. Industry sales of construction and forestry equipment in the U.S. and Canada are expected to be up 10 to 15 percent for the year. Including the consolidation of Nortrax, Inc., the Company’s worldwide construction and forestry sales are expected to increase between 20 and 22 percent for the year.

•	Credit. Although the Company’s credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The segment expects net income of approximately $300 million for the year.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, animal diseases (including further outbreaks of “mad cow”, “foot-and-mouth” and “avarian flu” diseases), crop pests, harvest yields, availability of rail transport for crops and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include general economic conditions in the U.S., consumer confidence, consumer borrowing patterns and weather conditions. An important assumption is continued consumer acceptance of the Company’s new products, including the new 100-series lawn tractors and an expanded utility-vehicle line. Sales of commercial and consumer equipment during the spring are also affected by the severity and timing of weather patterns.

The number of housing starts is especially important to sales of the Company’s construction equipment. The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates (including Brazil, Argentina and other South American countries), monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof, actions by the U.S. Federal Reserve Board and other central banks, actions by the U.S. Securities and Exchange Commission, actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit costs.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, however, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s most recent annual report on Form 10-K and other filings with the Securities and Exchange Commission.

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

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

Negative cash flows from operating activities in the first three months of 2004 of $145 million resulted primarily from increases in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from net income, a decrease in taxes receivable and an increase in retirement benefit accruals. The resulting net cash requirement for operating activities, an increase in receivables from Financial Services, acquisitions of businesses, payment of dividends and purchases of property and equipment were provided primarily from a decrease in cash and cash equivalents, issuances of common stock (which were the result of the exercise of stock options), proceeds from sales of businesses and borrowings.

In the first three months of 2003, negative cash flows from operating activities of $303 million resulted primarily from increases in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were positive cash flows from a decrease in trade receivables, a decrease in taxes receivable, an increase in retirement benefit accruals and net income. The resulting net cash requirement for operating activities, payment of dividends and purchases of property and equipment were provided primarily from a decrease in cash and cash equivalents, an increase in borrowings and a decrease in receivables from Financial Services.

Trade receivables held by the Equipment Operations increased $20 million during the first quarter and decreased $8 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories increased by $804 million during the first three months, primarily reflecting a seasonal increase in the first quarter and the consolidation of Nortrax, Inc. Inventories increased $241 million, compared to a year ago. However, excluding the consolidation of Nortrax, Inc. and based on constant exchange rates, inventories were approximately $50 million lower than a year ago. The ratios of inventories at LIFO cost to the last 12 months’ cost of sales were 19 percent at January 31, 2004, compared to 13 percent at October 31, 2003 and 20 percent at January 31, 2003.

Total interest-bearing debt of the Equipment Operations was $3,397 million at January 31, 2004, compared with $3,304 million at the end of fiscal year 2003 and $3,510 million at January 31, 2003. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 44 percent, 45 percent and 52 percent at January 31, 2004, October 31, 2003 and January 31, 2003, respectively.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first quarter of 2004, the aggregate cash provided from operating and investing activities was used primarily to decrease borrowings. Cash provided from Financial Services operating activities was $192 million in the current quarter. Cash provided by investing activities totaled $699 million in the first three months of 2004, primarily due to collections of receivables and the sales of retail notes exceeding the cost of receivables acquired. Cash used by financing activities totaled $637 million in the current quarter, resulting primarily from a decrease in short-term and long-term external borrowings and dividends paid to the Equipment Operations, partially offset by an increase in payables to the Equipment Operations. Cash and cash equivalents also increased $263 million.

In the first quarter of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $186 million in the first quarter of 2003. Cash provided by financing activities totaled $233 million in the first quarter of 2003, resulting primarily from an increase in total external long-term borrowings, partially offset by a decrease in payables to the Equipment Operations. Cash used by investing activities totaled $196 million in the first three months of 2003, primarily due to the cost of receivables acquired exceeding collections, partially offset by the sales of retail notes. Cash and cash equivalents also increased $229 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. During the first quarter of 2004, receivables and leases decreased $427 million due to collections and sales of retail notes exceeding the cost of receivables and leases acquired. During the past 12 months, receivables and leases increased $167 million. Total acquisitions of receivables and leases were 25 percent higher in the first three months of 2004, compared with the same period last year. Acquisition volumes of wholesale notes, trade receivables, operating loans, leases, retail notes and revolving charge accounts were all higher in the first three months of 2004, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $16,260 million at January 31, 2004, compared with $16,476 million at

October 31, 2003 and $15,406 million at January 31, 2003. At January 31, 2004, the unpaid balance of all receivables previously sold was $3,127 million, compared with $2,916 million at October 31, 2003 and $2,439 million at January 31, 2003.

Total external interest-bearing debt of the credit operations was $10,808 million at January 31, 2004, compared with $11,447 million at the end of fiscal year 2003 and $11,130 million at January 31, 2003. Total external borrowings decreased during the first three months of 2004 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 5.3 to 1 at January 31, 2004, compared with 5.6 to 1 at October 31, 2003 and 5.6 to 1 at January 31, 2003.

During the first quarter of 2004, the credit operations issued $267 million and retired $529 million of long-term borrowings, which were primarily medium-term notes.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at January 31, 2004, October 31, 2003 and January 31, 2003 was approximately $1.7 billion, $2.1 billion and $1.8 billion, respectively, while the total cash and short-term investment position was approximately $4.1 billion, $4.4 billion and $3.6 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Canada, Europe and Australia, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks. Some of the lines are available to both the Equipment Operations and certain credit operations. Worldwide lines of credit totaled $4,283 million at January 31, 2004, $2,171 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at January 31, 2004 was a long-term credit agreement commitment totaling $2,150 million, which was replaced on February 17, 2004 as shown below.

On February 17, 2004, the Company replaced its existing $3,500 million revolving credit facility included in the worldwide lines of credit discussed above with a $2,500 million facility. Included in the new facility is a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009.

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

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $219 million during the first three months of 2004 primarily due to a seasonal increase, the consolidation of Nortrax, Inc. and the effect of foreign currency exchange rates. These receivables decreased $74 million, compared to a year ago. Based on constant exchange rates and excluding the consolidation of Nortrax, Inc., trade receivables were approximately $220 million lower, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 20 percent at January 31, 2004, compared to 20 percent at October 31, 2003 and 24 percent at January 31, 2003. Agricultural equipment trade receivables decreased $123 million, commercial and consumer equipment receivables decreased $92 million and construction and forestry receivables increased $141 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 4 percent, 11 percent and 5 percent at January 31, 2004, October 31, 2003 and January 31, 2003, respectively.

Stockholders’ equity was $4,285 million at January 31, 2004, compared with $4,002 million at October 31, 2003 and $3,257 million at January 31, 2003. The increase of $283 million during the first quarter of 2004 resulted primarily from net income of $171 million and a decrease in treasury stock of $144 million, which were partially offset by dividends declared of $54 million.

The Board of Directors at its meeting on February 25, 2004 increased the regular quarterly dividend by 27 percent to 28 cents per share, payable May 3, 2004, to stockholders of record on March 31, 2004. At the new level, the indicated annual dividend is $1.12 per share.

On February 25, 2004, the Company also announced that it would make a $1 billion pension plan contribution. The Company elected to make this payment to its U.S. pension plans in order to strengthen their funded status. The contributions will be made from cash on hand and will add approximately $30 million to net income in 2004. The Company reconfirmed its net income forecast of $900 million to $1 billion for the 2004 fiscal year.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

(b)	Reports on Form 8-K

Date of Report	Item	Financial Statements
November 5, 2003	5	None
November 17, 2003	9	None
November 25, 2003	5, 7 &12	Earnings release of the Company
December 3, 2003	9	None
December 15, 2003	5	None
January 6, 2004	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	February 27, 2004	By:	/s/ NATHAN J. JONES

Nathan J. Jones
Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number
2	Not applicable

3	Not applicable

4.1	Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004.

4.2	364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004.

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications