Form 10-Q
period 2004-04-30
DEERE & CO
filed 2004-05-28
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

At April 30, 2004, 248,936,765 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Three Months Ended April 30, 2004 and 2003 (In millions of dollars except per share amounts) Unaudited

	2004	2003

Net Sales and Revenues
Net sales	$5,296.1	$3,867.3
Finance and interest income	294.0	317.9
Health care premiums and fees	194.3	166.1
Other income	92.6	48.7

Total	5,877.0	4,400.0

Costs and Expenses
Cost of sales	3,983.3	3,055.2
Research and development expenses	150.6	144.3
Selling, administrative and general expenses	583.7	425.4
Interest expense	151.2	160.6
Health care claims and costs	180.7	135.9
Other operating expenses	85.7	80.4

Total	5,135.2	4,001.8

Income of Consolidated Group
Before Income Taxes	741.8	398.2
Provision for income taxes	262.6	140.4

Income of Consolidated Group	479.2	257.8

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	.1
Other	(2.1)	(1.0)

Total	(1.9)	(.9)

Net Income	$477.3	$256.9

Per Share:
Net income - basic	$1.93	$1.08
Net income - diluted	$1.88	$1.07

See Notes to Interim Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Six Months Ended April 30, 2004 and 2003 (In millions of dollars except per share amounts) Unaudited

	2004	2003

Net Sales and Revenues
Net sales	$8,207.7	$6,141.1
Finance and interest income	588.7	628.7
Health care premiums and fees	375.6	317.2
Other income	188.8	106.6

Total	9,360.8	7,193.6

Costs and Expenses
Cost of sales	6,277.7	4,912.7
Research and development expenses	288.8	261.8
Selling, administrative and general expenses	1,001.5	782.8
Interest expense	298.6	312.5
Health care claims and costs	331.3	256.2
Other operating expenses	158.9	163.9

Total	8,356.8	6,689.9

Income of Consolidated Group
Before Income Taxes	1,004.0	503.7
Provision for income taxes	355.1	177.9

Income of Consolidated Group	648.9	325.8

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.3	.2
Other	(1.1)	(1.1)

Total	(.8)	(.9)

Net Income	$648.1	$324.9

Per Share:
Net income - basic	$2.63	$1.36
Net income - diluted	$2.56	$1.35

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

April 30	October 31	April 30
2004	2003	2003

Assets
Cash and cash equivalents	$2,995.7	$4,384.5	$3,324.2
Marketable securities	250.8	231.8	211.9
Receivables from unconsolidated
affiliates	31.2	303.2	326.2
Trade accounts and notes
receivable - net	3,887.1	2,619.3	3,711.2
Financing receivables - net	9,655.1	9,974.2	9,455.9
Other receivables	428.3	428.3	264.5
Equipment on operating leases - net	1,204.4	1,381.9	1,425.5
Inventories	2,226.2	1,366.1	2,006.8
Property and equipment - net	2,071.4	2,075.6	2,010.5
Investments in unconsolidated affiliates	109.2	195.5	175.9
Goodwill	928.4	872.1	846.6
Other intangible assets - net	255.5	252.9	90.2
Prepaid pension costs	60.8	62.6	54.2
Other assets	494.2	534.3	628.8
Deferred income taxes	1,249.2	1,476.1	1,538.5
Deferred charges	109.8	99.6	113.6

Total Assets	$25,957.3	$26,258.0	$26,184.5

Liabilities and Stockholders' Equity
Short-term borrowings	$3,076.9	$4,347.2	$5,056.9
Payables to unconsolidated
affiliates	146.0	87.8	97.3
Accounts payable and accrued
expenses	3,612.0	3,105.5	3,181.7
Health care claims and reserves	128.3	94.1	103.2
Accrued taxes	205.1	226.5	246.2
Deferred income taxes	29.2	30.7	28.1
Long-term borrowings	10,878.3	10,404.2	10,412.5
Retirement benefit accruals
and other liabilities	3,140.7	3,959.9	3,528.8

Total liabilities	21,216.5	22,255.9	22,654.7

Common stock, $1 par value (issued shares at
April 30, 2004 - 268,215,602)	1,987.7	1,987.8	1,957.0
Common stock in treasury	(897.4)	(1,141.4)	(1,306.0)
Unamortized restricted stock compensation	(16.7)	(5.8)	(8.1)
Retained earnings	4,841.4	4,329.5	4,128.4

Total	5,915.0	5,170.1	4,771.3
Accumulated other comprehensive income (loss)	(1,174.2)	(1,168.0)	(1,241.5)

Stockholders' equity	4,740.8	4,002.1	3,529.8

Total Liabilities and Stockholders' Equity	$25,957.3	$26,258.0	$26,184.5

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS For the Six Months Ended April 30, 2004 and 2003 (In millions of dollars) Unaudited

	2004	2003

Cash Flows from Operating Activities
Net income	$648.1	$324.9
Adjustments to reconcile net income to net cash
used for operating activities	(1,556.6)	(1,217.7)

Net cash used for operating activities	(908.5)	(892.8)

Cash Flows from Investing Activities
Collections of receivables	5,160.6	4,228.2
Proceeds from sales of financing receivables	1,602.6	606.2
Proceeds from maturities and sales of marketable securities	30.4	27.4
Proceeds from sales of equipment on operating leases	260.2	277.8
Proceeds from sales of businesses	78.7	22.5
Cost of receivables acquired	(6,445.5)	(5,038.8)
Purchases of marketable securities	(51.2)	(49.0)
Purchases of property and equipment	(140.6)	(117.1)
Cost of operating leases acquired	(221.2)	(195.8)
Acquisitions of businesses, net of cash acquired	(163.3)	(8.0)
Increase in receivables with unconsolidated affiliates	(14.9)	(8.4)
Other	16.6	(27.0)

Net cash provided by (used for) investing activities	112.4	(282.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(452.5)	1,061.4
Proceeds from long-term borrowings	802.8	2,002.5
Principal payments on long-term borrowings	(1,080.2)	(1,323.6)
Proceeds from issuance of common stock	216.5	20.4
Repurchases of common stock	(.2)	(.4)
Dividends paid	(107.6)	(105.2)
Other	(.6)	(1.4)

Net cash provided by (used for) financing activities	(621.8)	1,653.7

Effect of Exchange Rate Changes on Cash	29.1	30.4

Net Increase (Decrease) in Cash and Cash Equivalents	(1,388.8)	509.3
Cash and Cash Equivalents at Beginning of Period	4,384.5	2,814.9

Cash and Cash Equivalents at End of Period	$2,995.7	$3,324.2

See Notes to Interim Financial Statements.

Notes to Interim Financial Statements (Unaudited)

(1)

The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company's agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services - Includes the Company's credit and health care operations.

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

(3)	An analysis of the Company's retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Balance, beginning of period	$4,446.2	$3,924.4	$4,329.5	$3,912.6
Net income	477.3	256.9	648.1	324.9
Dividends declared	(69.1)	(52.6)	(123.2)	(105.2)
Other adjustments	(13.0)	(.3)	(13.0)	(3.9)

Balance, end of period	$4,841.4	$4,128.4	$4,841.4	$4,128.4

(4)

The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements. The pro forma net income and net income per share, as if the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Net income as reported	$477.3	$256.9	$648.1	$324.9

Add:
Stock-based employee compensation costs, net of tax, included in net income	1.3	.7	2.5	1.3

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(7.9)	(7.8)	(15.8)	(16.1)

Pro forma net income	$470.7	$249.8	$634.8	$310.1

Net income per share:
As reported - basic	$1.93	$1.08	$2.63	$1.36
Pro forma - basic	1.91	1.05	2.58	1.30
As reported - diluted	1.88	1.07	2.56	1.35
Pro forma - diluted	1.87	1.04	2.52	1.29

(5)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the "last-in, first-out" (LIFO) method. If all of the Company's inventories had been valued on a "first-in, first-out" (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2004	October 31 2003	April 30 2003

Raw materials and supplies	$548	$496	$533
Work-in-process	435	388	399
Finished goods and parts	2,195	1,432	2,013

Total FIFO value	3,178	2,316	2,945
Adjustment to LIFO basis	952	950	938

Inventories	$2,226	$1,366	$2,007

(6)	Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Six Months Ended April 30

	2004	2003

Balance, beginning of period	$389	$332

Payments	(185)	(126)

Accruals for warranties	202	158

Balance, end of period	$406	$364

The Company has guarantees for certain recourse obligations on financing receivables, which it has sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2004, the maximum amount of exposure to losses under these agreements was $215 million, which is net of accrued losses of $24 million related to these agreements. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At April 30, 2004, the maximum remaining term of the receivables guaranteed was approximately six years.

At April 30, 2004, the Company had guaranteed approximately $40 million of residual value for two operating leases related to certain administrative and manufacturing buildings. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $7 million related to these agreements at April 30, 2004. The leases have terms expiring from 2006 to 2007.

At April 30, 2004, the Company had approximately $73 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2004, the Company had accrued losses of approximately $2 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2004 was approximately five years.

The Company also had other miscellaneous contingent liabilities totaling approximately $25 million at April 30, 2004, for which it believes the probability for payment is remote.

Commitments

At April 30, 2004, the Company had commitments of approximately $100 million for construction and acquisition of property and equipment. The Company had pledged assets of $12 million, outside the U.S., as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at April 30, 2004.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company. These registered debt securities totaled $250 million at April 30, 2004 and are included on the consolidated balance sheet.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004		2003

Dividends declared	$.28	$.22	$.50		$.44
Dividends paid	$.22	$.22	$.22	*	$.44

*	The dividend of $.28 per share declared in the second quarter of 2004 had a payment date of May 3, 2004.

(8)				Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30

	2004	2003	% Change	2004	2003		% Change

Net sales and revenues
Agricultural equipment *	$2,816	$2,178	*** +29	$4,412	$3,457	***	+28
Commercial and consumer equipment	1,318	992	+33	1,888	1,475		+28
Construction and forestry	1,162	697	+67	1,908	1,209		+58

Total net sales **	5,296	3,867	+37	8,208	6,141		+34
Credit revenues *	324	329	-2	639	652		-2
Other revenues	257	204	+26	514	401		+28

Total net sales and revenues **	$5,877	$4,400	+34	$9,361	$7,194		+30

Operating profit (loss): ****
Agricultural equipment	$430	$194	*** +122	$516	$198	***	+161
Commercial and consumer equipment	152	110	+38	171	132		+30
Construction and forestry	144	35	+311	237	52		+356
Credit	110	111	-1	227	218		+4
Other	(17)	6	***	(12)	12	***

Total operating profit **	819	456	+80	1,139	612		+86
Interest, corporate expenses - net
and income taxes	(342)	(199)	+72	(491)	(287)		+71

Net income	$477	$257	+86	$648	$325		+99

Identifiable assets:
Agricultural equipment				$3,181	$3,177	***
Commercial and consumer equipment				1,644	1,701		-3
Construction and forestry				1,878	1,457		+29
Credit				14,882	15,281		-3
Other				371	312	***	+19
Corporate				4,001	4,257		-6

Total assets				$25,957	$26,185		-1

*	Additional intersegment sales and revenues
Agricultural equipment sales	$22	$17	+29	$39	$28		+39
Credit revenues	58	57	+2	106	101		+5

**	Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,550	$1,172	+32	$2,465	$1,896		+30
Operating profit	227	149	+52	335	196		+71
The Company views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

***

Beginning in fiscal 2004, the special technologies group's results were transferred from the other segment to the agricultural equipment segment due to changes in internal reporting. The other segment now represents the health care operations only. The 2003 second-quarter and first six-months results of these operations were restated for net sales of $12 million and $20 million and operating losses of $1 million and $4 million, respectively, and identifiable assets at April 30, 2003 of $69 million all related to the special technologies group. This had no effect on the total net sales, operating profit or assets.

****

Operating profit is income before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Six Months Ended April 30

	2004	2003

Net income	$648.1	$324.9
Average shares outstanding	246.5	239.3
Basic net income per share	$2.63	$1.36

Average shares outstanding	246.5	239.3
Effect of dilutive stock options	6.5	2.2

Total potential shares outstanding	253.0	241.5

Diluted net income per share	$2.56	$1.35

Out of the total stock options outstanding during the first six months of 2003, options to purchase 2.3 million shares were excluded from the above diluted per share computation because the options' exercise prices were greater than the average market price of the Company's common stock during the period. All stock options outstanding were included in the above computation during the first six months of 2004.

(10)	Comprehensive income, which includes all changes in the Company's equity during the period except transactions with stockholders, was as follows in millions of dollars:

Three Months Ended April 30	Six Months Ended April 30

	2004	2003	2004	2003

Net income	$477.3	$256.9	$648.1	$324.9

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(35.5)	58.7	(12.8)	116.9
Unrealized gain (loss) on investments	(9.9)	3.3	(2.7)	6.6
Unrealized gain on derivatives	8.2	4.9	9.3	1.4

Comprehensive income	$440.1	$323.8	$641.9	$449.8

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Service cost	$33	$24	$67	$53
Interest cost	117	110	229	218
Expected return on plan assets	(165)	(143)	(308)	(275)
Amortization of actuarial loss	13	11	27	19
Amortization of prior service cost	11	19	21	26

Net cost	$9	$21	$36	$41

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Service cost	$22	$30	$51	$60
Interest cost	82	68	161	135
Expected return on plan assets	(12)	(9)	(25)	(18)
Amortization of actuarial loss	94	35	171	70
Amortization of prior service cost	(38)		(64)

Net cost	$148	$124	$294	$247

During the first six months of 2004, the Company contributed approximately $1,025 million to its pension plans and $140 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $40 million to its pension plans and $190 million to its other postretirement benefit plans in the remainder of fiscal year 2004. These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

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

The changes in the remaining restructuring liabilities during the first six months of 2004 in millions of dollars were as follows:

Liabilities October 31, 2003	Change in Estimate *	Payments	Liabilities April 30, 2004

Contract terminations	$14	$(2)	$(11)	$1
Other costs	2		(1)	1

Total	$16	$(2)	$(12)	$2

* Adjustment of prior year accruals due to changes in estimates recorded as a credit to cost of sales.

(14)

In December 2003, the FASB revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the "Interpretation"), which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary. The effective date for adoption for newly created VIEs was immediate upon issuance and had no effect. The effective date for previously existing VIEs that are also special purpose entities (SPEs) was the end of the first fiscal quarter of 2004 and had no effect on the Company's financial position or net income (see below). The effective date for previously existing VIEs that are not SPEs was the end of the second fiscal quarter of 2004 and did not have a material effect on the Company's financial position or net income.

As disclosed in Note 10 to the Company's 2003 Annual Report filed on Form 10-K, the Company's credit operations hold retained interests in certain SPEs related to the securitization and sale of their retail notes. Under the Interpretation, most of the Company's retained interests are not deemed variable interests because they are interests in a VIE's specified assets with a fair value that is less than half the fair value of the VIE's total assets. The Company's remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. At April 30, 2004, the assets of these entities related to the Company's securitization and sale of retail notes totaled approximately $3,477 million and the maximum exposure to losses from recourse obligations related to these entities was $214 million. The adoption of this standard did not require the consolidation of these entities.

In December 2003, the FASB also issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. This Statement added certain disclosure requirements for the major categories of plan assets and expected returns, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer's contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. The annual disclosures are effective for the Company's 2004 Annual Report to be filed on Form 10-K. The interim disclosures have been included in Note 12. This Statement requires additional disclosure only and has no effect on the Company's financial position or net income.

(15)

In December 2003, the U.S. Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. In accordance with FASB Staff Position (FSP) Financial Accounting Standard (FAS) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, the Company elected to defer the recognition of the effects of this Act on the consolidated financial statements until authoritative guidance on the federal subsidy was issued by the FASB. The final FASB guidance (FSP FAS 106-2) was issued May 19, 2004 and the Company plans to adopt the guidance prospectively in the third quarter of 2004. The Company believes its retiree health and accident plan is at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The annual cash flow the Company expects to receive from the subsidy is estimated to be approximately $14 million to $18 million when it becomes effective in 2006. Treating the provisions of the Act as an actuarial experience gain as required by FSP FAS 106-2, the effect is a decrease in the accumulated postretirement benefit obligation of approximately $400 million.

(16)

In December 2003 and March 2004, the Company exercised call options purchasing an additional 59 percent ownership interest in Nortrax, Inc. for $151 million, increasing its ownership interest to 100 percent, which included approximately $110 million for previously accrued costs related to the call option amount, approximately $30 million for goodwill and the remainder for identifiable net assets. In March 2004, the Company also exercised a call option purchasing an additional 60 percent ownership interest in Nortrax Investments, Inc. for $16 million, increasing its ownership interest to 100 percent, which included approximately $10 million for previously accrued costs related to the call option amount, approximately $2 million for goodwill and the remainder for identifiable net assets. Nortrax, Inc. was consolidated at the end of December 2003 and Nortrax Investments, Inc. was consolidated at the end of March 2004 due to majority ownership interests. Nortrax, Inc. and Nortrax Investments, Inc. also included approximately $30 million of additional goodwill not related to the new acquisitions, which was also included on the Company's balance sheet when these entities were consolidated. None of the goodwill is deductible for tax purposes. Both Nortrax entities are included in the construction and forestry segment of the Company's operations and are involved in the ownership and development of several construction equipment dealer locations. The pro forma results of operations as if these acquisitions had occurred at the beginning of the fiscal year would not differ materially from reported results.

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

(17) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended April 30, 2004 and 2003
(In millions of dollars)	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2004	2003	2004	2003

Net Sales and Revenues
Net sales	$5,296.1	$3,867.3
Finance and interest income	18.2	17.3	$338.2	$360.4
Health care premiums and fees			197.7	170.8
Other income	54.9	32.3	48.3	29.1

Total	5,369.2	3,916.9	584.2	560.3

Costs and Expenses
Cost of sales	3,986.0	3,059.0
Research and development expenses	150.6	144.3
Selling, administrative and general expenses	447.8	309.8	137.5	117.1
Interest expense	52.8	53.6	106.0	112.6
Interest compensation to Financial Services	54.8	54.2
Health care claims and costs			180.7	135.9
Other operating expenses	28.1	14.5	67.3	78.0

Total	4,720.1	3,635.4	491.5	443.6

Income of Consolidated Group
Before Income Taxes	649.1	281.5	92.7	116.7
Provision for income taxes	232.2	99.9	30.4	40.5

Income of Consolidated Group	416.9	181.6	62.3	76.2

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	72.9	72.9	.2	.1
Other	(12.5)	2.4

Total	60.4	75.3	.2	.1

Net Income	$477.3	$256.9	$62.5	$76.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF INCOME For the Six Months Ended April 30, 2004 and 2003
(In millions of dollars)	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2004	2003	2004	2003

Net Sales and Revenues
Net sales	$8,207.7	$6,141.1
Finance and interest income	36.5	37.5	$667.1	$700.0
Health care premiums and fees			383.7	326.5
Other income	123.1	70.5	86.4	59.9

Total	8,367.3	6,249.1	1,137.2	1,086.4

Costs and Expenses
Cost of sales	6,284.2	4,920.2
Research and development expenses	288.8	261.8
Selling, administrative and general expenses	760.3	564.3	244.6	221.6
Interest expense	105.9	108.1	208.0	218.2
Interest Compensation to Financial Services	99.4	94.9
Health care claims and costs			331.3	256.2
Other operating expenses	39.6	26.3	138.4	160.2

Total	7,578.2	5,975.6	922.3	856.2

Income of Consolidated Group
Before Income Taxes	789.1	273.5	214.9	230.2
Provision for income taxes	281.9	97.1	73.2	80.8

Income of Consolidated Group	507.2	176.4	141.7	149.4

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	149.3	141.9	.3	.2
Other	(8.4)	6.6

Total	140.9	148.5	.3	.2

Net Income	$648.1	$324.9	$142.0	$149.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES

	April 30 2004	October 31 2003	April 30 2003	April 30 2004	October 31 2003	April 30 2003

Assets
Cash and cash equivalents	$2,654.2	$4,009.3	$2,879.5	$341.6	$375.2	$444.7
Cash equivalents deposited with unconsolidated subsidiaries	213.8	278.1	231.4

Cash and cash equivalents	2,868.0	4,287.4	3,110.9	341.6	375.2	444.7
Marketable securities				250.8	231.8	211.9
Receivables from unconsolidated subsidiaries and affiliates	1,168.8	178.8	229.7		274.3	291.9
Trade accounts and notes receivable - net	1,008.9	646.1	940.7	3,288.3	2,279.1	3,183.0
Financing receivables - net	45.5	63.5	35.4	9,609.5	9,910.7	9,420.5
Other receivables	225.8	236.6	117.8	202.4	191.7	146.7
Equipment on operating leases - net	10.7	11.9	11.5	1,193.6	1,369.9	1,414.0
Inventories	2,226.2	1,366.1	2,006.8
Property and equipment - net	2,025.7	2,042.9	1,976.9	45.7	32.7	33.6
Investments in unconsolidated subsidiaries and affiliates	2,396.8	2,431.2	2,355.8	3.6	3.8	3.0
Goodwill	928.4	871.9	846.4		.2	.2
Other intangible assets - net	255.3	252.6	89.9	.2	.2	.3
Prepaid pension costs	60.3	62.0	54.2	.5	.6
Other assets	205.5	195.0	212.4	288.7	339.4	416.4
Deferred income taxes	1,349.5	1,590.8	1,626.6	4.1	3.2	1.4
Deferred charges	87.7	78.4	90.7	23.7	22.1	25.5

Total Assets	$14,863.1	$14,315.2	$13,705.7	$15,252.7	$15,034.9	$15,593.1

Liabilities and Stockholders' Equity
Short-term borrowings	$599.3	$577.0	$411.4	$2,477.6	$3,770.2	$4,645.5
Payables to unconsolidated subsidiaries and affiliates	145.9	96.7	108.1	1,351.4	419.4	415.9
Accounts payable and accrued expenses	3,365.9	2,771.5	2,915.3	657.7	640.7	681.5
Health care claims and reserves				128.3	94.1	103.2
Accrued taxes	188.9	209.9	226.5	16.3	16.6	19.7
Deferred income taxes	5.2	11.5	11.4	128.4	137.2	106.3
Long-term borrowings	2,725.0	2,727.5	3,013.3	8,153.3	7,676.7	7,399.2
Retirement benefit accruals and other liabilities	3,092.1	3,919.0	3,489.9	48.6	40.8	38.8

Total liabilities	10,122.3	10,313.1	10,175.9	12,961.6	12,795.7	13,410.1

Common Stock, $1 par value (issued shares at
April 30, 2004 - 268,215,602)	1,987.7	1,987.8	1,957.0	968.6	968.6	968.6
Common stock in treasury	(897.4)	(1,141.4)	(1,306.0)
Unamortized restricted stock compensation	(16.7)	(5.8)	(8.1)
Retained earnings	4,841.4	4,329.5	4,128.4	1,326.9	1,277.7	1,272.7

Total	5,915.0	5,170.1	4,771.3	2,295.5	2,246.3	2,241.3
Accumulated other comprehensive income (loss)	(1,174.2)	(1,168.0)	(1,241.5)	(4.4)	(7.1)	(58.3)

Stockholders' equity	4,740.8	4,002.1	3,529.8	2,291.1	2,239.2	2,183.0

Total Liabilities and Stockholders' Equity	$14,863.1	$14,315.2	$13,705.7	$15,252.7	$15,034.9	$15,593.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) CONDENSED STATEMENT OF CASH FLOWS For the Six Months Ended April 30, 2004 and 2003 (In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES

	2004	2003	2004	2003

Cash Flows from Operating Activities
Net income	$648.1	$324.9	$142.0	$149.6
Adjustments to reconcile net income to net cash
provided by (used for) operating activities	(781.3)	(488.9)	168.6	221.0

Net cash provided by (used for) operating activities	(133.2)	(164.0)	310.6	370.6

Cash Flows from Investing Activities
Collections of receivables	33.2	34.7	10,714.9	8,058.4
Proceeds from sales of financing receivables			1,602.6	606.2
Proceeds from maturities and sales of marketable securities			30.4	27.4
Proceeds from sales of equipment on operating leases	.2	.1	260.0	277.7
Proceeds from sales of businesses	78.7	22.5	.1
Cost of receivables acquired	(.1)	(6.9)	(13,031.0)	(9,901.7)
Purchases of marketable securities			(51.2)	(49.0)
Purchases of property and equipment	(123.8)	(115.0)	(16.8)	(2.2)
Cost of operating leases acquired		(1.2)	(221.2)	(194.5)
Acquisitions of businesses, net of cash acquired	(163.3)	(8.0)
Decrease (increase) in receivables with unconsolidated affiliates			274.3	(32.1)
Other	10.6	.6	6.0	(25.5)

Net cash used for investing activities	(164.5)	(73.2)	(431.9)	(1,235.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	35.7	(23.6)	(488.3)	1,084.9
Change in intercompany receivables/payables	(1,279.1)	14.6	930.5	(574.0)
Proceeds from long-term borrowings	1.1	5.0	801.8	1,997.4
Principal payments on long-term borrowings	(10.5)	(11.1)	(1,069.7)	(1,312.5)
Proceeds from issuance of common stock	216.5	20.4
Repurchases of common stock	(.2)	(.4)
Dividends paid	(107.6)	(105.2)	(92.7)	(72.8)
Other	(.6)	(1.2)

Net cash provided by (used for) financing activities	(1,144.7)	(101.5)	81.6	1,123.0

Effect of Exchange Rate Changes on Cash	23.0	20.3	6.1	10.1

Net Increase (Decrease) in Cash and Cash Equivalents	(1,419.4)	(318.4)	(33.6)	268.4
Cash and Cash Equivalents at Beginning of Period	4,287.4	3,429.3	375.2	176.3

Cash and Cash Equivalents at End of Period	$2,868.0	$3,110.9	$341.6	$444.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company's Equipment Operations primarily generate revenues, income and cash from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The Company's Financial Services provide credit services and managed health care plans. The credit operations primarily finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. The health care operations provide managed health care services for the Company and certain outside customers. The information in the following commentary is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company's businesses are currently affected by the following key trends and economic conditions. U.S. farm cash receipts are expected to strengthen in 2004 as a result of favorable crop prices, low carryover stocks in farm commodities, an increase in exports and strength in the dairy sector. Commodity purchases by China and other developing nations have had a significant effect on global demand and thus on price and stock levels. U.S. stocks are expected to end this marketing year at their lowest point in some time with prices averaging well above levels of recent years. As a result, industry retail sales of agricultural equipment in the U.S. and Canada combined are expected to increase significantly in 2004. Industry retail sales of agricultural equipment in South America and Australia remain strong, while industry sales in Western Europe are expected to be flat to down slightly due to last year's drought. The Company's commercial and consumer equipment sales are expected to continue benefiting from the success of new products. Retail activity in the construction and forestry sectors continues to be robust as a result of fleet replenishment by contractors and rental operations. Although the credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The health care operations expect to report net income near breakeven for the year as a result of higher medical claims costs.

Items of concern are the availability and price of raw materials, including steel and rubber, which have an impact on results of the Company's Equipment Operations. To date, Company factories have been able to secure adequate supplies of such materials though prices paid have risen. In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations, is one of the Company's major priorities. In this regard, the Company is confident it can make the financial and technical investment needed to produce engines in conformance with the U.S. Environmental Protection Agency Tier 3 and Tier 4 emissions rules for off-road diesel engines.

Strong markets for Company products, plus benefits from ongoing business improvement initiatives, are helping the Company achieve record levels of performance and financial returns. Aggressive asset management has resulted in leaner and more efficient inventory levels. As a result of these inventory levels, the Company is in position to fully participate in the recovery now under way in its key markets and realize improved cash flow.

2004 Compared with 2003

Deere & Company's net income was a record $477.3 million, or $1.88 per share, for the second quarter, compared with $256.9 million, or $1.07 per share, last year. For the first six months, net income was a record $648.1 million, or $2.56 per share, compared with $324.9 million, or $1.35 per share, for the same period last year.

Worldwide net sales and revenues grew 34 percent to $5,877 million for the second quarter, compared with a year ago, and increased 30 percent to $9,361 million for the first six months. Net sales of the Equipment Operations were $5,296 million for the quarter and $8,208 million for the first six months, compared with $3,867 million and $6,141 million for the same periods last year. All of the Company's equipment segments generated higher sales for the quarter and year to date. The increases were due to higher shipments, as well as foreign currency translation and improved price realization. Equipment sales in the U.S. and Canada rose 39 percent for the quarter and 35 percent for the first six months. Outside the U.S. and Canada, sales increased by 32 percent and 30 percent for the respective periods, primarily due to higher sales of agricultural equipment and improved price realization. Excluding the impact of foreign currency translation, sales outside the U.S. and Canada increased 18 percent for the quarter and 15 percent year to date.

The Company's Equipment Operations reported operating profit of $726 million for the current quarter and $924 million for the first six months, compared with $339 million and $382 million, respectively, last year. For both periods, the operating profit increase was primarily due to higher shipments and improved price realization. The increase in operating profit was partially offset by increased expense for employee bonuses, which was driven by the strong performance in all three equipment operations. The Equipment Operations had net income of $417 million for the quarter and $507 million for the first six months, compared to $182 million and $176 million for the same periods last year, due primarily to the same factors mentioned above.

Business Segment Results

Beginning in fiscal 2004, the special technologies group's results were transferred from the other segment to the agricultural equipment segment due to changes in internal reporting. The other segment now represents the health care operations only. The 2003 second quarter and first six months results for these operations were restated for net sales of $12 million and $20 million and operating losses of $1 million and $4 million, respectively, related to the special technologies group. This had no effect on the total net sales and operating profit.

●

Agricultural Equipment. Segment sales increased 29 percent for the current quarter and 28 percent for the first six months. The sales increases were mainly due to higher shipments, reflecting strong retail demand, the impact of foreign currency translation and improved price realization. Segment operating profit was $430 million for the quarter and $516 million for the first six months, compared with $194 million and $198 million for the same periods last year. The operating profit improvements for both periods were primarily due to higher worldwide sales and production volumes and improved price realization, partially offset by higher performance bonus expense.

●

Commercial and Consumer Equipment. Driven by strong retail demand, segment sales were up 33 percent for the current quarter and 28 percent for the first six months. Operating profit was $152 million for the quarter and $171 million for the year to date, compared with $110 million and $132 million for the same periods last year. For both periods, the improvement in operating profit was primarily due to higher sales and production volumes, partially offset by higher performance bonus expense and increased costs for freight. Results for both periods also were negatively affected by higher expenses for component purchases, due to the impact of a weaker U.S. dollar.

●

Construction and Forestry. Segment sales rose 67 percent for the quarter and 58 percent year to date reflecting strong activity at the retail level. Operating profit improved to $144 million for the quarter and $237 million for the year to date, compared with $35 million and $52 million, respectively, last year. The improvements for both periods were mainly due to higher sales and production volumes, and improved price realization, partially offset by higher performance bonus expense. Six-month results included a $30 million pretax gain from the sale of an equipment rental company. As previously announced, the Company began consolidating the results of Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax) in December and March, respectively, of this fiscal year. As a result of this consolidation, the Company now recognizes all sales and profits of Nortrax as equipment is sold at retail. This had an unfavorable operating profit impact of approximately $18 million for the current quarter and $33 million for the year to date.

●

Credit. The credit segment had an operating profit of $110 million for the second quarter and $227 million for the first six months, compared with $111 million and $218 million in the same periods last year. Affecting the results for the current quarter were higher gains from an increased volume of retail note sales, offset by an increase in administrative costs related in part to higher employee performance bonus expense. The improvement for the first six months was mainly due to higher gains from an increased volume of retail note sales and growth in the portfolio, partially offset by higher administrative expenses. Total revenues of the credit operations, including intercompany revenues, decreased 1 percent to $382 million in the current quarter from $386 million in the second quarter of 2003 and 1 percent in the first six months to $746 million this year from $753 million last year, primarily due to a lower level of operating leases and lower interest rates. The average balance of receivables and leases financed was 1 percent higher in the second quarter and 2 percent higher in the first six months of 2004, compared with the same periods last year. Interest expense decreased 6 percent in the current quarter and 5 percent in the first six months of 2004, compared with last year, as a result of lower average borrowing rates in both periods and slightly lower average borrowings during the second quarter this year. The credit operations' consolidated ratio of earnings to fixed charges was 2.08 to 1 for the second quarter this year, compared with 2.01 to 1 in the same period last year. The ratio was 2.12 to 1 for the first six months this year, compared to 1.99 to 1 last year.

●

Other. The other segment, which consists of the health care operations, had an operating loss of $17 million for the second quarter and $12 million for the first six months, compared with an operating profit of $6 million and $12 million in the same periods last year. The operating losses were primarily due to higher medical claims costs.

The cost of sales to net sales ratio for the second quarter and first six months of 2004 was 75.2 percent and 76.5 percent, respectively, compared to 79.0 percent and 80.0 percent in the same periods last year. The decreases were primarily due to manufacturing efficiencies related to higher production and sales, and improved price realization, partially offset by higher employee performance bonus expense and higher postretirement benefit costs. Health care premiums and fees increased in the current quarter and first six months, compared to last year, primarily from an increase in enrollment, while health care claims and costs increased primarily due to higher medical costs and an increase in enrollment. Selling, administrative and general expenses were higher in both periods this year primarily due to higher employee performance bonus expense, the consolidation of Nortrax and foreign currency exchange rate effects. Finance and interest income decreased in both periods this year, due to a decrease in operating leases and lower interest rates. Other income increased in both periods due to the consolidation of Nortrax and increased gains from a higher volume of retail note sales. Additionally, other income increased in the first six months due to the previously mentioned sale of the Company's 49 percent ownership in Sunstate Equipment Co., LLC.

Market Conditions and Outlook

As a result of the factors and conditions outlined below, Company equipment sales for 2004 are expected to increase by 24 to 26 percent with net income forecast to be around $1.2 billion. Sales for the third quarter of 2004 are currently forecast to be up approximately 25 to 27 percent in comparison with the same period last year. Production levels are expected to increase by 24 to 26 percent for the quarter, compared to the same period last year. Companywide net income for third-quarter 2004 is forecast to be approximately $350 million. Excluding the impact of currency, sales are expected to increase 23 to 25 percent for the quarter and 21 to 23 percent for the year.

●

Agricultural Equipment. U.S. farm cash receipts are expected to strengthen in 2004 as a result of favorable crop prices, low carryover stocks and an increase in exports. Stocks of key commodities such as corn and soybeans are expected to end the marketing year at their lowest point in some time with prices averaging well above levels of recent years. Despite a reduction in the U.S. beef exports, livestock receipts are now expected to be higher than in 2003 due in part to strength in the dairy sector. As a result of these favorable conditions, industry retail sales in the U.S. and Canada are expected to be up 15 to 20 percent for fiscal 2004. In other parts of the world, industry retail sales in Western Europe are expected to be flat to down 5 percent mainly as a result of lower farm income related to last year's drought. Conditions have remained strong in South America, where the Company continues to expect industry sales to be 5 to 10 percent higher for the year. The increase is based on higher sales in Brazil as well as improvement in Argentina and other nations in the region. In Australia, sales are expected to be up for the year due in part to more favorable weather. On a worldwide basis, sales of the Company's agricultural equipment are now forecast to be up 24 to 26 percent for the year, with an increase of 19 to 21 percent excluding the effect of changes in foreign currency.

●

Commercial and Consumer Equipment. The Company's commercial and consumer equipment sales are expected to continue benefiting from the success of new products such as an expanded utility-vehicle line and an additional model of 100-series lawn tractor. Segment sales now are forecast to be up by 15 to 17 percent for the year.

●

Construction and Forestry. Retail activity in the construction and forestry sectors continues to be robust as a result of fleet replenishment by contractors and rental operations. As a result, the Company's overall construction and forestry sales are expected to increase 35 to 37 percent for the year, and to be up 30 to 32 percent excluding Nortrax.

●

Financial Services. Although the Company's credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales. The credit segment is expected to report net income of about $300 million for the year. The Company expects its health care operations to have net income near breakeven for 2004.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company's agricultural equipment segment the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), summer weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, and international reaction to such programs, animal diseases (including further outbreaks of "mad cow", "foot-and-mouth" and "avian flu" diseases), crop pests, harvest yields, availability of rail transport for crops and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company's commercial and consumer equipment segment include general economic conditions in the U.S., consumer confidence, consumer borrowing patterns and weather conditions. An important assumption is continued consumer acceptance of the Company's new products, including the new 100-series lawn tractors and an expanded utility-vehicle line.

The number of housing starts and interest rates are especially important to sales of the Company's construction equipment. The levels of public and non-residential construction also impact the results of the Company's construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company's businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates, monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof, actions by the U.S. Federal Reserve Board and other central banks, actions by the U.S. Securities and Exchange Commission, actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints; the availability and cost of freight; oil and energy prices and supplies; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit costs.

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

Critical Accounting Policies

See the Company's critical accounting policies discussed in the Management's Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company's Equipment Operations, Financial Services operations and the consolidated totals.

Equipment Operations

The Company's equipment businesses are capital intensive and are subject to large seasonal variations in financing requirements for inventories and certain receivables from dealers. The Equipment Operations sell most of their trade receivables to the Company's credit operations. As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased. To the extent necessary, funds provided from operations are supplemented by external financing sources.

Negative cash flows from operating activities in the first six months of 2004 of $133 million resulted primarily from contributions to employee benefit plans of approximately $1 billion, along with increases in inventories and trade receivables. Partially offsetting these operating cash outflows were positive cash flows from net income and an increase in accounts payable and accrued expenses. The resulting net cash requirement for operating activities, an increase in receivables from Financial Services, acquisitions of businesses, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents, issuances of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses.

In the first six months of 2003, negative cash flows from operating activities of $164 million resulted primarily from increases in inventories and contributions to employee benefit plans of approximately $.5 billion. Partially offsetting these operating cash outflows were positive cash flows from net income and a decrease in taxes receivable. The resulting net cash requirement for operating activities, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents.

Trade receivables held by the Equipment Operations increased $363 million during the first six months and $68 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories increased by $860 million during the first six months, primarily reflecting a seasonal increase and the consolidation of Nortrax. Although inventories increased $219 million, compared to a year ago, excluding the consolidation of Nortrax and based on constant exchange rates, inventories were approximately $27 million lower than a year ago. The ratios of inventories at LIFO cost to the last 12 months' cost of sales were 18 percent at April 30, 2004, compared to 13 percent at October 31, 2003 and 20 percent at April 30, 2003.

Total interest-bearing debt of the Equipment Operations was $3,324 million at April 30, 2004, compared with $3,304 million at the end of fiscal year 2003 and $3,425 million at April 30, 2003. The ratios of debt to total capital (total interest-bearing debt and stockholders' equity) were 41 percent, 45 percent and 49 percent at April 30, 2004, October 31, 2003 and April 30, 2003, respectively.

Capital expenditures for the Equipment Operations for the 2004 fiscal year are currently estimated to be approximately $430 million.

Financial Services

The Financial Services' credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first six months of 2004, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $311 million in the first six months. Cash provided by financing activities totaled $82 million in the first six months, resulting primarily from an increase in payables to the Equipment Operations, partially offset by a decrease in total external borrowings and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $432 million in the first six months, primarily due to the cost of receivables acquired exceeding collections, partially offset by the sales of retail notes. Cash and cash equivalents also decreased $34 million.

In the first six months of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables. Cash provided from Financial Services operating activities was $371 million in the first six months of 2003. Cash provided by financing activities totaled $1,123 million in the first six months of 2003, resulting primarily from an increase in total external borrowings, partially offset by a decrease in payables to the Equipment Operations and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $1,235 million in the first six months of 2003, primarily due to the cost of receivables acquired exceeding collections, partially offset by the sales of retail notes. Cash and cash equivalents also increased $268 million.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. Receivables and leases increased $532 million during the first six months of 2004 and $74 million during the past 12 months due to the cost of receivables and leases acquired exceeding collections and sales of retail notes. Total acquisitions of receivables and leases were 31 percent higher in the first six months of 2004, compared with the same period last year. Acquisition volumes of trade receivables, operating loans, leases, retail notes, revolving charge accounts and wholesale notes were all higher in the first six months of 2004, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to

$17,455 million at April 30, 2004, compared with $16,476 million at October 31, 2003 and $16,238 million at April 30, 2003. At April 30, 2004, the unpaid balance of all receivables previously sold was $3,363 million, compared with $2,916 million at October 31, 2003 and $2,220 million at April 30, 2003.

Total external interest-bearing debt of the credit operations was $10,631 million at April 30, 2004, compared with $11,447 million at the end of fiscal year 2003 and $12,045 million at April 30, 2003. Total external borrowings decreased during the first six months of 2004 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations' ratio of interest-bearing debt to stockholder's equity was 5.4 to 1 at April 30, 2004, compared with 5.6 to 1 at October 31, 2003 and 6.0 to 1 at April 30, 2003.

During the first six months of 2004, the credit operations issued $802 million and retired $1,070 million of long-term borrowings, which were primarily medium-term notes. In May 2004, the credit operations issued $72 million of floating rate medium-term notes due in 2006, and is scheduled to issue $200 million of 3.625% medium-term notes due in 2007.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company's commercial paper outstanding at April 30, 2004, October 31, 2003 and April 30, 2003 was approximately $1.7 billion, $2.1 billion and $2.9 billion, respectively, while the total cash and short-term investment position was approximately $3.0 billion, $4.4 billion and $3.3 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Canada, Europe and Australia, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks. Some of the lines are available to both the Equipment Operations and certain credit operations. On February 17, 2004, the Company replaced its previous $3,500 million revolving credit facility with a $2,500 million facility, which is included in the following worldwide lines. Worldwide lines of credit totaled $3,177 million at April 30, 2004, $1,070 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2004 was a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009.

The new credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders' equity) of 65 percent or less at the end of each fiscal quarter, which replaces the requirement to maintain consolidated tangible net worth of $500 million under the previous credit agreement. At April 30, 2004, the ratio was 41 percent. Under this provision, the Company's excess equity capacity and retained earnings balance free of restriction at April 30, 2004 was $2,951 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $5,480 million at April 30, 2004.

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

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $1,268 million during the first six months of 2004 primarily due to a seasonal increase, the consolidation of Nortrax and the effect of foreign currency exchange rates. These receivables increased $176 million, compared to a year ago, primarily due to the effect of foreign exchange rates and the consolidation of Nortrax. Despite a 34 percent increase in sales for the first six months, based on constant exchange rates and excluding the consolidation of Nortrax, trade receivables were only approximately $26 million higher, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months' net sales were 25 percent at April 30, 2004, compared to 20 percent at October 31, 2003 and 30 percent at April 30, 2003. Agricultural equipment trade receivables decreased $42 million, commercial and consumer equipment receivables increased $42 million and construction and forestry receivables increased $176 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 11 percent and 5 percent at April 30, 2004, October 31, 2003 and April 30, 2003, respectively.

Stockholders' equity was $4,741 million at April 30, 2004, compared with $4,002 million at October 31, 2003 and $3,530 million at April 30, 2003. The increase of $739 million during the first six months of 2004 resulted primarily from net income of $648 million and a decrease in treasury stock of $244 million, which were partially offset by dividends declared of $123 million.

The Board of Directors at its meeting on May 26, 2004 declared a quarterly dividend of $.28 per share payable August 2, 2004 to stockholders of record on June 30, 2004.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company's most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as of April 30, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the second quarter of 2004, the Company issued 11,033 shares of restricted stock as compensation to the Company's nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 25, 2004:

	a.	the following directors were elected for terms expiring at the annual meeting in 2007:

		Votes For	Votes Withheld
	Robert W. Lane Antonio Madero B. Aulana L. Peters John R. Walter	210,226,651 211,243,000 209,168,951 210,238,958	3,269,026 2,252,677 4,326,726 3,256,719

Crandall C. Bowles, Leonard A. Hadley, Arthur L. Kelly and Thomas H. Patrick continue to serve as directors of the Company for terms expiring at the annual meeting in 2006.

John R. Block, T. Kevin Dunnigan, Dipak C. Jain and Joachim Milberg continue to serve as directors of the Company for terms expiring at the annual meeting in 2005.

	b.	a stockholder's proposal regarding equipment problem resolution was not approved:

	Shares Voted For Proposal	Shares Voted Against Proposal
	382	213,495,295

	c.	a stockholder's proposal regarding discontinuance of dividends, reduction in retiree compensation and reduction in retiree and employee health care benefits was not approved:

	Shares Voted For Proposal	Shares Voted Against Proposal
	2	213,495,675

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant's total assets are not filed as exhibits herewith pursuant to Item 601 (b) (4) (iii) (A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

	(b)	Reports on Form 8-K

		Date of Report	Item	Financial Statements

		February 9, 2004	9	None
		February 17, 2004	5, 7 & 12	Earnings release of the Company
		February 25, 2004	5	None
		February 27, 2004	5	None
		March 3, 2004	9	None
		April 2, 2004	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	May 28, 2004	By:	/s/ Nathan J. Jones

Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Number

2	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2	By-laws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 2003*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.