Form 10-Q
period 2004-07-31
DEERE & CO
filed 2004-08-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes         ☒                      No  ☐

At July 31, 2004, 248,153,482 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2004 and 2003
(In millions of dollars except per share amounts) Unaudited

	2004	2003
Net Sales and Revenues
Net sales	$4,853.6	$3,833.0
Finance and interest income	292.1	328.6
Health care premiums and fees	194.6	173.6
Other income	78.1	66.4
Total	5,418.4	4,401.6

Costs and Expenses
Cost of sales	3,756.2	3,065.1
Research and development expenses	150.1	143.3
Selling, administrative and general expenses	540.2	447.8
Interest expense	144.1	162.4
Health care claims and costs	159.2	139.2
Other operating expenses	84.1	73.5
Total	4,833.9	4,031.3

Income of Consolidated Group
Before Income Taxes	584.5	370.3
Provision for income taxes	187.0	126.7
Income of Consolidated Group	397.5	243.6

Equity in Income of Unconsolidated Affiliates
Credit	.1
Other	3.8	3.9
Total	3.9	3.9

Net Income	$401.4	$247.5

Per Share:
Net income - basic	$1.61	$1.03
Net income - diluted	$1.58	$1.02

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2004 and 2003
(In millions of dollars except per share amounts) Unaudited

	2004	2003
Net Sales and Revenues
Net sales	$13,061.2	$9,974.1
Finance and interest income	880.9	957.4
Health care premiums and fees	570.2	490.7
Other income	266.9	173.0
Total	14,779.2	11,595.2

Costs and Expenses
Cost of sales	10,034.0	7,977.8
Research and development expenses	439.0	405.1
Selling, administrative and general expenses	1,541.6	1,230.5
Interest expense	442.6	474.9
Health care claims and costs	490.5	395.5
Other operating expenses	243.0	237.4
Total	13,190.7	10,721.2

Income of Consolidated Group
Before Income Taxes	1,588.5	874.0
Provision for income taxes	542.2	304.6
Income of Consolidated Group	1,046.3	569.4

Equity in Income of Unconsolidated Affiliates
Credit	.4	.2
Other	2.7	2.8
Total	3.1	3.0

Net Income	$1,049.4	$572.4

Per Share:
Net income - basic	$4.25	$2.39
Net income - diluted	$4.14	$2.37

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31 2004	October 31 2003	July 31 2003
Assets
Cash and cash equivalents	$3,336.4	$4,384.5	$3,757.2
Marketable securities	251.6	231.8	232.7
Receivables from unconsolidated affiliates	36.2	303.2	333.4
Trade accounts and notes receivable - net	3,557.7	2,619.3	3,355.3
Financing receivables - net	10,376.3	9,974.2	9,522.0
Other receivables	420.1	428.3	333.5
Equipment on operating leases - net	1,229.0	1,381.9	1,384.3
Inventories	2,218.2	1,366.1	1,710.5
Property and equipment - net	2,051.7	2,075.6	2,021.7
Investments in unconsolidated affiliates	112.6	195.5	181.6
Goodwill	933.7	872.1	859.7
Other intangible assets - net	255.0	252.9	90.0
Prepaid pension costs	63.2	62.6	57.1
Other assets	506.5	534.3	576.4
Deferred income taxes	1,287.4	1,476.1	1,479.7
Deferred charges	103.3	99.6	102.7
Total Assets	$26,738.9	$26,258.0	$25,997.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,567.9	$4,347.2	$4,403.0
Payables to unconsolidated affiliates	181.2	87.8	100.5
Accounts payable and accrued expenses	3,761.0	3,105.5	3,169.6
Health care claims and reserves	132.6	94.1	111.8
Accrued taxes	199.8	226.5	228.3
Deferred income taxes	31.8	30.7	29.0
Long-term borrowings	10,678.3	10,404.2	10,544.8
Retirement benefit accruals and other liabilities	3,169.7	3,959.9	3,618.6
Total liabilities	21,722.3	22,255.9	22,205.6
Common stock, $1 par value (issued shares at July 31, 2004 – 268,215,602)	1,987.7	1,987.8	1,957.0
Common stock in treasury	(957.3)	(1,141.4)	(1,279.3)
Unamortized restricted stock compensation	(14.7)	(5.8)	(6.8)
Retained earnings	5,161.3	4,329.5	4,317.3
Total	6,177.0	5,170.1	4,988.2
Accumulated other comprehensive income (loss)	(1,160.4)	(1,168.0)	(1,196.0)
Stockholders’ equity	5,016.6	4,002.1	3,792.2
Total Liabilities and Stockholders’ Equity	$26,738.9	$26,258.0	$25,997.8

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2004 and 2003
(In millions of dollars) Unaudited

	2004	2003
Cash Flows from Operating Activities
Net income	$1,049.4	$572.4
Adjustments to reconcile net income to net cash provided by operating activities:	(885.7)	(377.4)
Net cash provided by operating activities	163.7	195.0

Cash Flows from Investing Activities
Collections of receivables	7,752.9	6,472.8
Proceeds from sales of financing receivables	1,932.6	1,542.9
Proceeds from maturities and sales of marketable securities	41.0	46.4
Proceeds from sales of equipment on operating leases	340.3	398.6
Proceeds from sales of businesses	80.2	22.5
Cost of receivables acquired	(10,081.4)	(8,199.0)
Purchases of marketable securities	(63.5)	(88.6)
Purchases of property and equipment	(214.9)	(185.4)
Cost of operating leases acquired	(370.9)	(333.6)
Acquisitions of businesses, net of cash acquired	(168.4)	(10.6)
Increase in receivables with unconsolidated affiliates	(14.9)	(25.7)
Other	35.5	(7.9)
Net cash used for investing activities	(731.5)	(367.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(432.3)	503.8
Proceeds from long-term borrowings	1,535.6	2,857.2
Principal payments on long-term borrowings	(1,568.3)	(2,171.9)
Proceeds from issuance of common stock	245.1	41.5
Repurchases of common stock	(100.3)	(.4)
Dividends paid	(177.0)	(157.8)
Other	(.8)	(1.4)
Net cash provided by (used for) financing activities	(498.0)	1,071.0

Effect of Exchange Rate Changes on Cash	17.7	43.9

Net Increase (Decrease) in Cash and Cash Equivalents	(1,048.1)	942.3
Cash and Cash Equivalents at Beginning of Period	4,384.5	2,814.9
Cash and Cash Equivalents at End of Period	$3,336.4	$3,757.2

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

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003

Balance, beginning of period	$4,841.4	$4,128.4	$4,329.5	$3,912.6
Net income	401.4	247.5	1,049.4	572.4
Dividends declared	(69.9)	(52.6)	(193.1)	(157.8)
Other adjustments	(11.6)	(6.0)	(24.5)	(9.9)
Balance, end of period	$5,161.3	$4,317.3	$5,161.3	$4,317.3

(4)

The Company uses the intrinsic value method to account for stock-based employee compensation in its financial statements.  The pro forma net income and net income per share, as if the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
Net income as reported	$401.4	$247.5	$1,049.4	$572.4

Add:
Stock-based employee compensation costs, net of tax, included in net income	1.3	.5	3.9	1.8

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(7.8)	(7.5)	(23.5)	(23.6)

Pro forma net income	$394.9	$240.5	$1,029.8	$550.6

Net income per share:
As reported - basic	$1.61	$1.03	$4.25	$2.39
Pro forma - basic	1.59	1.00	4.17	2.30
As reported - diluted	1.58	1.02	4.14	2.37
Pro forma - diluted	1.56	1.00	4.08	2.29

(5)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as included in the following table:

	July 31 2004	October 31 2003	July 31 2003
Raw materials and supplies	$570	$496	$503
Work-in-process	462	388	389
Finished goods and parts	2,145	1,432	1,753
Total FIFO value	3,177	2,316	2,645
Adjustment to LIFO basis	959	950	934
Inventories	$2,218	$1,366	$1,711

(6)	Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales).  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003

Balance, beginning of period	$406	$364	$389	$332

Payments	(89)	(79)	(274)	(205)

Accruals for warranties	128	102	330	260

Balance, end of period	$445	$387	$445	$387

The Company has guarantees for certain recourse obligations on financing receivables, which it has sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At July 31, 2004, the maximum amount of exposure to losses under these agreements was $213 million, which is net of accrued losses of $22 million related to these agreements.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At July 31, 2004, the maximum remaining term of the receivables guaranteed was approximately six years.

At July 31, 2004, the Company had guaranteed approximately $40 million of residual value for two operating leases related to certain administrative and manufacturing buildings.  The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.  The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $8 million related to these agreements at July 31, 2004.  The leases have terms expiring from 2006 to 2007.

At July 31, 2004, the Company had approximately $70 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2004, the Company had accrued losses of approximately $2 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2004 was approximately six years.

The Company also had other miscellaneous contingent liabilities totaling approximately $20 million at July 31, 2004, for which it believes the probability for payment is remote.

Commitments

At July 31, 2004, the Company had commitments of approximately $163 million for construction and acquisition of property and equipment.  The Company had pledged assets of $12 million, outside the U.S., as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at July 31, 2004.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company.  The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.  These registered debt securities totaled $250 million at July 31, 2004 and are included on the consolidated balance sheet.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004		2003
Dividends declared	$.28	$.22	$.78		$.66
Dividends paid	$.28	$.22	$.50	*	$.66

*                 The dividend of $.28 per share declared in the third quarter of 2004 had a payment date of  August 2, 2004.

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31				Nine Months Ended July 31
	2004	2003		% Change	2004	2003		% Change
Net sales and revenues
Agricultural equipment *	$2,641	$1,964	***	+34	$7,053	$5,422	***	+30
Commercial and consumer equipment	1,109	1,081		+3	2,997	2,555		+17
Construction and forestry	1,104	788		+40	3,011	1,997		+51
Total net sales **	4,854	3,833		+27	13,061	9,974		+31
Credit revenues *	306	355		-14	946	1,007		-6
Other revenues	258	214		+21	772	614		+26
Total net sales and revenues **	$5,418	$4,402		+23	$14,779	$11,595		+27

Operating profit (loss): ****
Agricultural equipment	$290	$125	***	+132	$805	$321	***	+151
Commercial and consumer equipment	87	104		-16	258	237		+9
Construction and forestry	155	59		+163	393	111		+254
Credit	112	132		-15	340	350		-3
Other	9	9	***		(4)	22	***
Total operating profit **	653	429		+52	1,792	1,041		+72
Interest, corporate expenses - net and income taxes	(252)	(181)		+39	(743)	(469)		+58
Net income	$401	$248		+62	$1,049	$572		+83
Identifiable assets:
Agricultural equipment					$3,263	$3,075	***	+6
Commercial and consumer equipment					1,489	1,452		+3
Construction and forestry					1,864	1,501		+24
Credit					15,293	14,942		+2
Other					376	332	***	+13
Corporate					4,454	4,696		-5
Total assets					$26,739	$25,998		+3

*	Additional intersegment sales and revenues
	Agricultural equipment sales	$24	$18	+33	$62	$46	+35
	Credit revenues	61	55	+11	167	156	+7

**	Includes equipment operations outside the U.S. and Canada as follows:
	Net sales	$1,466	$1,132	+30	$3,931	$3,029	+30
	Operating profit	158	93	+70	493	289	+71

The Company views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

***

Beginning in fiscal 2004, the special technologies group’s results were transferred from the other segment to the agricultural equipment segment due to changes in internal reporting.  The other segment now represents the health care operations only.  The 2003 third-quarter and first nine-months results of these operations were restated for net sales of $9 million and $30 million and operating losses of $2 million and $8 million, respectively, and identifiable assets at July 31, 2003 of $67 million all related to the special technologies group.  This had no effect on the total net sales, operating profit or assets.

****

Operating profit is income before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses.  However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Nine Months Ended July 31
	2004	2003
Net income	$1,049.4	$572.4
Average shares outstanding	247.2	239.4
Basic net income per share	$4.25	$2.39

Average shares outstanding	247.2	239.4
Effect of dilutive stock options	6.3	2.4
Total potential shares outstanding	253.5	241.8
Diluted net income per share	$4.14	$2.37

Out of the total stock options outstanding during the first nine months of 2003, options to purchase 2.3 million shares were excluded from the above diluted per share computation because the options’ exercise prices were greater than the average market price of the Company’s common stock during the period.  All stock options outstanding were included in the above computation during the first nine months of 2004.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
Net income	$401.4	$247.5	$1,049.4	$572.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	8.8	46.3	(4.0)	163.2
Unrealized gain (loss) on investments	.5	(6.6)	(2.2)
Unrealized gain on derivatives	4.5	5.8	13.8	7.2

Comprehensive income	$415.2	$293.0	$1,057.0	$742.8

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
Service cost	$33	$26	$99	$79
Interest cost	110	109	339	327
Expected return on plan assets	(156)	(138)	(464)	(413)
Amortization of actuarial loss	13	10	40	29
Amortization of prior service cost	10	7	31	33
Net cost	$10	$14	$45	$55

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2004	2003	2004	2003
Service cost	$22	$5	$74	$65
Interest cost	74	77	236	211
Expected return on plan assets	(13)	(12)	(39)	(29)
Amortization of actuarial loss	70	57	241	127
Amortization of prior service cost	(32)		(97)	(1)
Net cost	$121	$127	$415	$373

During the first nine months of 2004, the Company contributed approximately $1,030 million to its pension plans and $245 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $165 million to its pension plans and $65 million to its other postretirement benefit plans in the remainder of fiscal year 2004.  These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

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

The changes in the remaining restructuring liabilities during the first nine months of 2004 in millions of dollars were as follows:

	Liabilities October 31, 2003	Change in Estimate *	Payments	Liabilities July 31, 2004

Contract terminations	$14	$(2)	$(12)
Other costs	2		(1)	$1
Total	$16	$(2)	$(13)	$1

*	Adjustment of prior year accruals due to changes in estimates recorded as a credit to cost of sales.

(14)

In December 2003, the FASB revised Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities (as revised, the “Interpretation”), which addresses the consolidation and related disclosures of these entities by business enterprises.  These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties or the investors with equity at risk lack certain essential characteristics of a controlling interest.  Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and is deemed the primary beneficiary.  The effective date for adoption for newly created VIEs was immediate upon issuance and had no effect.  The effective date for previously existing VIEs that are also special purpose entities (SPEs) was the end of the first fiscal quarter of 2004 and had no effect on the Company’s financial position or net income (see below).  The effective date for previously existing VIEs that are not SPEs was the end of the second fiscal quarter of 2004 and did not have a material effect on the Company’s financial position or net income.

As disclosed in Note 10 to the Company’s 2003 Annual Report filed on Form 10-K, the Company’s credit operations hold retained interests in certain SPEs related to the securitization and sale of their retail notes.  Under the Interpretation, most of the Company’s retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets.  The Company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation.  At July 31, 2004, the assets of these entities related to the Company’s securitization and sale of retail notes totaled approximately $3,366 million and the maximum exposure to losses from recourse obligations related to these entities was $211 million.  The adoption of this standard did not require the consolidation of these entities.

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

(15)

In December 2003, the U.S. Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act).  The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006.  This subsidy will be paid to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The Company believes its retiree health and accident plan is at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy.  The subsidy will be based on approximately 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000.  The Company elected to defer the recognition of the effects of the Act on the financial statements until final authoritative guidance on the subsidy was issued by the FASB.  The final guidance under FASB Staff Position (FSP) Financial Accounting Standards (FAS) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003, was issued May 19, 2004.  The Company adopted the guidance on a prospective basis in the third quarter of 2004.  Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated postretirement benefit obligation at April 30, 2004 by approximately $410 million.  The subsidy also decreased the net periodic postretirement benefit cost for the third quarter and first nine months of 2004 by approximately $21 million.

(16)

In December 2003 and March 2004, the Company exercised call options purchasing an additional 59 percent ownership interest in Nortrax, Inc. for $151 million, increasing its ownership interest to 100 percent, which included approximately $110 million for previously accrued costs related to the call option amount, approximately $30 million for goodwill and the remainder for identifiable net assets.  In March 2004, the Company also exercised a call option purchasing an additional 60 percent ownership interest in Nortrax Investments, Inc. for $16 million, increasing its ownership interest to 100 percent, which included approximately $10 million for previously accrued costs related to the call option amount, approximately $2 million for goodwill and the remainder for identifiable net assets.  Nortrax, Inc. was consolidated at the end of December 2003 and Nortrax Investments, Inc. was consolidated at the end of March 2004 due to majority ownership interests.  Nortrax, Inc. and Nortrax Investments, Inc. also included approximately $30 million of additional goodwill not related to the new acquisitions, which was also included on the Company’s balance sheet when these entities were consolidated.  None of the goodwill is deductible for tax purposes.  Both Nortrax entities are included in the construction and forestry segment of the Company’s operations and are involved in the ownership and development of several construction equipment dealer locations.  The pro forma results of operations as if these acquisitions had occurred at the beginning of the fiscal year would not differ materially from reported results.

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

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME

For the Three Months Ended July 31, 2004 and 2003
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003

Net Sales and Revenues
Net sales	$4,853.6	$3,833.0
Finance and interest income	20.5	19.4	$337.9	$370.2
Health care premiums and fees			200.4	178.2
Other income	56.0	32.8	33.1	43.5
Total	4,930.1	3,885.2	571.4	591.9

Costs and Expenses
Cost of sales	3,760.9	3,068.8
Research and development expenses	150.1	143.3
Selling, administrative and general expenses	418.7	327.6	123.5	122.0
Interest expense	51.1	55.0	102.5	113.7
Interest compensation to Financial Services	56.7	54.7
Health care claims and costs			159.2	139.2
Other operating expenses	29.1	7.0	65.2	75.5
Total	4,466.6	3,656.4	450.4	450.4

Income of Consolidated Group
Before Income Taxes	463.5	228.8	121.0	141.5
Provision for income taxes	145.0	76.3	42.1	50.4
Income of Consolidated Group	318.5	152.5	78.9	91.1

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	73.8	85.5	.1
Other	9.1	9.5		.1
Total	82.9	95.0	.1	.1

Net Income	$401.4	$247.5	$79.0	$91.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2004 and 2003
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003

Net Sales and Revenues
Net sales	$13,061.2	$9,974.1
Finance and interest income	57.0	56.9	$1,004.9	$1,070.2
Health care premiums and fees			584.2	504.7
Other income	179.2	103.3	119.6	103.4
Total	13,297.4	10,134.3	1,708.7	1,678.3

Costs and Expenses
Cost of sales	10,045.1	7,988.9
Research and development expenses	439.0	405.1
Selling, administrative and general expenses	1,179.0	892.1	368.1	343.5
Interest expense	157.0	163.0	310.6	331.9
Interest Compensation to Financial Services	156.1	149.6
Health care claims and costs			490.5	395.5
Other operating expenses	68.6	33.3	203.6	235.8
Total	12,044.8	9,632.0	1,372.8	1,306.7

Income of Consolidated Group
Before Income Taxes	1,252.6	502.3	335.9	371.6
Provision for income taxes	426.9	173.3	115.3	131.1
Income of Consolidated Group	825.7	329.0	220.6	240.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	223.1	227.3	.4	.2
Other	.6	16.1		.1
Total	223.7	243.4	.4	.3

Net Income	$1,049.4	$572.4	$221.0	$240.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2004	October 31 2003	July 31 2003	July 31 2004	October 31 2003	July 31 2003

Assets
Cash and cash equivalents	$3,057.0	$4,009.3	$3,372.5	$279.4	$375.2	$384.6
Cash equivalents deposited with unconsolidated subsidiaries		278.1	203.5

Cash and cash equivalents	3,057.0	4,287.4	3,576.0	279.4	375.2	384.6
Marketable securities				251.6	231.8	232.7
Receivables from unconsolidated subsidiaries and affiliates	1,076.7	178.8	253.0		274.3	300.3
Trade accounts and notes receivable - net	911.1	646.1	891.2	3,048.3	2,279.1	2,864.6
Financing receivables - net	44.2	63.5	26.3	10,332.1	9,910.7	9,495.7
Other receivables	250.1	236.6	145.3	170.0	191.7	188.3
Equipment on operating leases - net	9.9	11.9	12.5	1,219.1	1,369.9	1,371.8
Inventories	2,218.2	1,366.1	1,710.5
Property and equipment - net	2,007.6	2,042.9	1,988.1	44.2	32.7	33.7
Investments in unconsolidated subsidiaries and affiliates	2,462.8	2,431.2	2,416.2	3.4	3.8	3.5
Goodwill	933.7	871.9	859.6		.2	.2
Other intangible assets - net	254.9	252.6	89.6	.1	.2	.3
Prepaid pension costs	62.6	62.0	57.1	.6	.6
Other assets	214.7	195.0	202.5	291.9	339.4	373.9
Deferred income taxes	1,388.8	1,590.8	1,565.0	4.5	3.2	1.4
Deferred charges	80.4	78.4	81.5	24.1	22.1	22.8
Total Assets	$14,972.7	$14,315.2	$13,874.4	$15,669.3	$15,034.9	$15,273.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$263.7	$577.0	$580.5	$3,304.2	$3,770.2	$3,822.5
Payables to unconsolidated subsidiaries and affiliates	181.3	96.7	111.5	1,040.4	419.4	412.5
Accounts payable and accrued expenses	3,482.6	2,771.5	2,867.5	681.4	640.7	704.3
Health care claims and reserves				132.6	94.1	111.8
Accrued taxes	182.8	209.9	194.4	17.0	16.6	34.0
Deferred income taxes	5.7	11.5	11.4	132.1	137.2	104.3
Long-term borrowings	2,723.7	2,727.5	2,740.0	7,954.5	7,676.7	7,804.7
Retirement benefit accruals and other liabilities	3,116.3	3,919.0	3,576.9	53.4	40.8	41.7
Total liabilities	9,956.1	10,313.1	10,082.2	13,315.6	12,795.7	13,035.8

Common Stock, $1 par value (issued shares at July 31, 2004 – 268,215,602)	1,987.7	1,987.8	1,957.0	968.6	968.6	968.6
Common stock in treasury	(957.3)	(1,141.4)	(1,279.3)
Unamortized restricted stock compensation	(14.7)	(5.8)	(6.8)
Retained earnings	5,161.3	4,329.5	4,317.3	1,381.1	1,277.7	1,312.9
Total	6,177.0	5,170.1	4,988.2	2,349.7	2,246.3	2,281.5
Accumulated other comprehensive income (loss)	(1,160.4)	(1,168.0)	(1,196.0)	4.0	(7.1)	(43.5)
Stockholders’ equity	5,016.6	4,002.1	3,792.2	2,353.7	2,239.2	2,238.0
Total Liabilities and Stockholders’ Equity	$14,972.7	$14,315.2	$13,874.4	$15,669.3	$15,034.9	$15,273.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended July 31, 2004 and 2003
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003

Cash Flows from Operating Activities
Net income	$1,049.4	$572.4	$221.0	$240.8
Adjustments to reconcile net income to net cash provided by operating activities	(530.6)	(77.4)	289.5	310.7
Net cash provided by operating activities	518.8	495.0	510.5	551.5

Cash Flows from Investing Activities
Collections of receivables	34.1	45.2	17,557.9	13,644.9
Proceeds from sales of financing receivables			1,932.6	1,542.9
Proceeds from maturities and sales of marketable securities			41.0	46.4
Proceeds from sales of equipment on operating leases	.3	.1	340.0	398.6
Proceeds from sales of businesses	80.0	22.5	.1
Cost of receivables acquired	(.2)	(8.0)	(20,673.1)	(16,123.3)
Purchases of marketable securities			(63.5)	(88.6)
Purchases of property and equipment	(197.7)	(181.0)	(17.1)	(4.3)
Cost of operating leases acquired		(2.8)	(370.9)	(330.9)
Acquisitions of businesses, net of cash acquired	(168.4)	(10.6)
Decrease (increase) in receivables with unconsolidated affiliates			274.3	(40.4)
Other	25.0	4.1	10.6	(10.0)
Net cash used for investing activities	(226.9)	(130.5)	(968.1)	(964.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(56.4)	(113.4)	(375.9)	617.2
Change in intercompany receivables/payables	(1,182.6)	(13.1)	620.2	(574.3)
Proceeds from long-term borrowings	2.6	7.4	1,533.0	2,849.7
Principal payments on long-term borrowings	(263.9)	(12.5)	(1,304.4)	(2,159.3)
Proceeds from issuance of common stock	245.1	41.5
Repurchases of common stock	(100.3)	(.4)
Dividends paid	(177.0)	(157.8)	(117.7)	(123.7)
Other	(.9)	(1.4)
Net cash provided by (used for) financing activities	(1,533.4)	(249.7)	355.2	609.6

Effect of Exchange Rate Changes on Cash	11.1	31.9	6.6	11.9

Net Increase (Decrease) in Cash and Cash Equivalents	(1,230.4)	146.7	(95.8)	208.3
Cash and Cash Equivalents at Beginning of Period	4,287.4	3,429.3	375.2	176.3
Cash and Cash Equivalents at End of Period	$3,057.0	$3,576.0	$279.4	$384.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company’s Equipment Operations primarily generate revenues and cash from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture, distribute and finance a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry.  The Company’s Financial Services provide credit services and managed health care plans.  The credit operations primarily finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  The health care operations provide managed health care services for the Company and certain outside customers.  The information in the following commentary is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company’s businesses are currently affected by the following key trends and economic conditions.  U.S. farm cash receipts are forecast to reach a record level for the year and to remain strong in 2005.  The Company’s agricultural equipment sales on a worldwide basis are forecast to be up about 27 percent for 2004 excluding the effect of changes in currency.  The Company’s commercial and consumer equipment sales are expected to benefit from the success of new commercial products and are forecast to increase around 15 percent in 2004.  Retail activity for construction and forestry equipment continues to be robust as a result of fleet replenishment by construction and forestry contractors and rental operations.  The Company’s construction and forestry sales are expected to increase approximately 42 percent in 2004 excluding the consolidation of Nortrax, Inc. and Nortrax Investments, Inc. (collectively called Nortrax).  Although the credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales.

Items of concern are the availability and price of raw materials, including steel and rubber, which have an impact on results of the Company’s Equipment Operations.  To date, Company factories have been able to secure adequate supplies of such materials though prices have risen.  In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations, is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with the U.S. Environmental Protection Agency Tier 3 and Tier 4 emissions rules for off-road diesel engines.

Though strong markets are helping drive performance, the Company is seeing major benefits from its ongoing business improvement efforts.  The intense focus on asset management, cost control and responsive order fulfillment is helping the Company successfully manage the current high level of demand for equipment.  As a result, the Company is fully participating in the strong market upswing now taking place.

2004 Compared with 2003

Deere & Company’s net income was $401.4 million, or $1.58 per share, for the third quarter, compared with $247.5 million, or $1.02 per share, last year.  For the first nine months, net income was $1,049.4 million, or $4.14 per share, compared with $572.4 million, or $2.37 per share, for the same period last year.

Worldwide net sales and revenues grew 23 percent to $5,418 million for the third quarter, compared with a year ago and increased 27 percent to $14,779 million for the first nine months.  Net sales of the Equipment Operations were $4,854 million for the current quarter and $13,061 million for the first nine months, compared with $3,833 million and $9,974 million for the same periods last year.  The Company’s equipment segments generated higher sales for the current quarter and year to date due to higher shipments, the effect of currency translation and improved price realization.  Equipment sales in the U.S. and Canada rose 25 percent for the current quarter and 31 percent for the first nine months.  Outside the U.S. and Canada, sales increased by 30 percent for both periods.  Excluding the effect of currency translation, these sales increased 24 percent for the quarter and 18 percent year to date.

The Company’s Equipment Operations reported operating profit of $532 million for the current quarter and $1,456 million for nine months, compared with $288 million and $669 million for the same periods last year.  For both periods, the operating profit increase was primarily due to higher shipments and improved price realization.  The increase in operating profit was partially offset by a higher provision for employee bonuses, which was driven by strong performance in the Equipment Operations.

Business Segment Results

Beginning in fiscal 2004, the special technologies group’s results were transferred from the other segment to the agricultural equipment segment due to changes in internal reporting.  The other segment now represents the health care operations only.  As a result, the 2003 third quarter and first nine months results for these operations were restated for net sales of $9 million and $30 million and operating losses of $2 million and $8 million, respectively, related to the special technologies group.  This had no effect on the total net sales and operating profit.

•

Agricultural Equipment.  Segment sales increased 34 percent for the current quarter and 30 percent for the first nine months.  The sales increases were mainly due to higher shipments, reflecting strong retail demand, the impact of currency translation and improved price realization.  Segment operating profit was $290 million for the quarter and $805 million for the first nine months, compared with $125 million and $321 million, respectively, last year.  The operating profit improvements for both periods were primarily due to higher worldwide sales, efficiencies related to stronger production volumes and improved price realization, partially offset by a higher provision for performance bonuses.

•

Commercial and Consumer Equipment.  Segment sales increased 3 percent for the current quarter and 17 percent for the first nine months.  Operating profit was $87 million for the quarter and $258 million for the year to date, compared to $104 million and $237 million for the same periods last year.  Operating profit for the third quarter was lower primarily because of a higher performance bonus provision related to overall enterprise profitability, as well as increased component costs.  Nine-month operating profit improved primarily due to higher sales and production volumes, partially offset by an increase in the performance bonus provision, higher costs for freight and higher expenses for component purchases related to the impact of a weaker U.S. dollar.

•

Construction and Forestry.  Segment sales rose 40 percent for the current quarter and 51 percent year to date reflecting strong activity at the retail level.  Operating profit improved to $155 million for the current quarter and $393 million for the first nine months, compared with $59 million and $111 million, respectively, last year.  The increases were mainly a result of higher sales, efficiencies related to stronger production volumes and improved price realization, partially offset by a higher performance bonus provision.  Nine-month results included a $30 million pretax gain from the sale of the Company’s 49 percent ownership in Sunstate Equipment Co., LLC, an equipment rental company.

•

Credit.  The credit segment had an operating profit of $112 million for the third quarter and $340 million for the first nine months, compared with $132 million and $350 million in the same periods last year.  The lower results for the current quarter were primarily due to lower gains on retail note sales and an increase in administrative costs partly related to a higher provision for employee performance bonuses in connection with the overall Company profitability.  Partially offsetting these factors was a lower provision for credit losses reflecting solid portfolio quality.  The lower results in the first nine months were mainly due to higher administrative costs, partially offset by a lower provision for credit losses.  Total revenues of the credit operations, including intercompany revenues, decreased 10 percent to $367 million in the current quarter from $410 million in the third quarter of 2003 and 4 percent in the first nine months to $1,113 million this year from $1,164 million last year, primarily due to a lower level of operating leases and lower average interest rates.  In addition, the third quarter this year had lower gains on retail note sales.  The average balance of receivables and leases financed was 2 percent lower in the third quarter and approximately the same in the first nine months of 2004, compared with the same periods last year.  Interest expense decreased 10 percent in the current quarter and 6 percent in the first nine months of 2004, compared with last year, as a result of lower average borrowing rates in both periods.  The credit operations’ consolidated ratio of earnings to fixed charges was 2.13 to 1 for the third quarter this year, compared with 2.16 to 1 in the same period last year.  The ratio was 2.10 to 1 for the first nine months this year, compared to 2.05 to 1 last year.

•

Other.  The other segment, which consists of the health care operations, had an operating profit of $9 million for the third quarter and an operating loss of $4 million for the first nine months, compared with an operating profit of $9 million and $22 million in the same periods last year.  The operating loss for the first nine months was primarily due to higher medical claims costs.

The cost of sales to net sales ratio for the third quarter and first nine months of 2004 was 77.4 percent and 76.8 percent, respectively, compared to 80.0 percent in both periods last year.  The decreases were primarily due to manufacturing efficiencies related to higher production and sales and improved price realization, partially offset by a higher employee performance bonus provision and increased costs for raw material, such as steel and rubber.  Postretirement benefit costs were also higher in the first nine months of 2004.  Health care premiums and fees increased in the current quarter and first nine months, compared to last year, primarily from an increase in enrollment of insured participants, while health care claims and costs increased primarily due to higher medical costs and an increase in enrollment.  Selling, administrative and general expenses were higher in both periods this year primarily due to a higher employee performance bonus provision, the consolidation of Nortrax and foreign currency exchange rate effects.  Finance and interest income decreased in both periods this year, due to a decrease in operating leases and lower average interest rates.  Other income and expenses increased in both periods primarily due to the consolidation of Nortrax and an increase in service income and expense.  Additionally, other income increased in the first nine months due to the previously mentioned sale of an equipment rental company.

Market Conditions and Outlook

As a result of the factors and conditions outlined below, Company equipment sales for 2004 are expected to increase approximately 32 percent with net income forecast around $1.3 billion.  Fourth-quarter sales are currently forecast to be up approximately 35 percent in comparison with the same period last year.  Production levels are expected to increase about 25 percent for the fourth quarter.  Although the Company continues to see higher costs for steel and other raw materials, aggressive cost management is expected to offset the largest part of the increase for the year.

•

Agricultural Equipment.  U.S. farm cash receipts are forecast to reach a record level for the year and to remain strong in 2005.  On this basis, the Company continues to expect industry retail sales in the U.S. and Canada to be up 15 to 20 percent for fiscal 2004.  In Western Europe, industry retail sales are expected to be flat to down 5 percent due to weakness in farm income.  South American industry sales are forecast to be up 5 to 10 percent with a benefit from higher sales in Brazil plus a strong improvement in other nations of the region.  On a worldwide basis, sales of the Company’s agricultural equipment are now forecast to be up about 32 percent for the year, with an increase of approximately 27 percent excluding the effect of changes in currency.

•

Commercial and Consumer Equipment.  Although sales to date have lagged in the important riding lawn equipment segment, sales are expected to continue benefiting from the success of new commercial products.  Segment sales are now forecast to be up around 15 percent for the year.  In line with the reduced outlook, fourth-quarter production schedules for riding lawn equipment have been reduced.

•

Construction and Forestry.  Retail activity continues to be robust as a result of fleet replenishment by construction and forestry contractors and rental operations.  As a result, the Company’s overall construction and forestry sales are expected to increase about 50 percent for the year, and to be up approximately 42 percent excluding the impact of consolidating Nortrax.

•

Financial Services.  Although the Company’s credit operations are expected to benefit from further growth in the loan portfolio, net income for 2004 is forecast to be down slightly as a result of lower gains on receivable sales.  The credit segment is expected to report net income of about $300 million for the year.  In health care operations, the Company expects net income of about breakeven for the full-year period.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the level, complexity and distribution of government farm programs, international reaction to such programs, animal diseases (including further outbreaks of “mad cow”, “foot-and-mouth” and “avian flu” diseases), crop pests, harvest yields, availability of rail transport for crops and the level of farm product exports (including concerns about genetically modified organisms). The outlook for harvest prices and the size and condition of the crop especially affect retail sales of agricultural equipment in the fall.

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include general economic conditions in the U.S., consumer confidence, consumer borrowing patterns and weather conditions.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates; monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; investor sentiment; inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; production and technological difficulties, including capacity and supply constraints, and prices, including supply commodities such as steel and rubber; oil and energy prices and supplies; the availability and cost of freight; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.  Company results are also affected by significant changes in health care costs and in market values of investment assets, which impact postretirement benefit costs.

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

During the first nine months of 2004, cash provided from operating activities was $519 million resulting primarily from net income and an increase in accounts payable and accrued expenses.  Partially offsetting these operating cash flows were outflows for contributions to postretirement benefit plans of $1,275 million and increases in inventories and trade receivables.  The positive cash flows from operations, a decrease in cash and cash equivalents, proceeds from the issuance of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses were used primarily for an increase in receivables from Financial Services, a decrease in borrowings, purchases of property and equipment, payment of dividends, acquisitions of businesses and repurchases of common stock.

In the first nine months of 2003, cash provided from operating activities was $495 million resulting primarily from net income, a decrease in taxes receivable and dividends from Financial Services.  Partially offsetting these positive operating cash flows were outflows for contributions to U.S. postretirement benefit plan assets of $475 million and an increase in inventories.  The positive cash flows from operations were used primarily to purchase property and equipment, pay dividends, decrease borrowings and increase cash and cash equivalents.

Trade receivables held by the Equipment Operations increased $265 million during the first nine months and $20 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the following consolidated discussion of trade receivables.

Inventories increased by $852 million during the first nine months, primarily reflecting a seasonal increase and the consolidation of Nortrax.  Inventories increased $508 million, compared to a year ago.  Despite a 31 percent increase in sales year to date, excluding the consolidation of Nortrax and based on constant exchange rates, inventories were only 16 percent higher than a year ago.  The ratios of inventories at LIFO cost to the last 12 months’ cost of sales were 17 percent at July 31, 2004, compared to 13 percent at October 31, 2003 and 16 percent at July 31, 2003.

Total interest-bearing debt of the Equipment Operations was $2,987 million at July 31, 2004, compared with $3,304 million at the end of fiscal year 2003 and $3,321 million at July 31, 2003.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 37 percent, 45 percent and 47 percent at July 31, 2004, October 31, 2003 and July 31, 2003, respectively.

During the first nine months of 2004, the Equipment Operations retired $264 million of long-term borrowings primarily consisting of $250 million of 6.55% Notes.

Capital expenditures for the Equipment Operations for the 2004 fiscal year are currently estimated to be approximately $390 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

During the first nine months of 2004, the aggregate cash provided from operating and financing activities was used primarily to increase receivables.  Cash provided from Financial Services operating activities was $511 million in the first nine months.  Cash provided from financing activities totaled $355 million in the first nine months, resulting primarily from an increase in payables to the Equipment Operations of $620 million, partially offset by a decrease in total external borrowings of $147 million and dividends of $118 million paid to Deere & Company.  Cash used by investing activities totaled $968 million in the first nine months, primarily due to the cost of receivables acquired exceeding collections by $3,115 million, partially offset by the sales of retail notes of $1,933 million.  Cash and cash equivalents also decreased $96 million.

In the first nine months of 2003, the aggregate cash provided from operating and financing activities was used primarily to increase receivables.  Cash provided from Financial Services operating activities was $552 million in the first nine months of 2003.  Cash provided from financing activities totaled $610 million in the first nine months of 2003, resulting primarily from an increase in total external borrowings of $1,308 million, partially offset by a decrease in payables to the Equipment Operations of $574 million and dividends of $124 million paid to Deere & Company.  Cash used by investing activities totaled $965 million in the first nine months of 2003, primarily due to the cost of receivables acquired exceeding collections by $2,478 million, partially offset by the sales of retail notes of $1,543 million.  Cash and cash equivalents also increased $208 million during the period.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $1,040 million during the first nine months of 2004 and $867 million during the past 12 months due to the cost of receivables and leases acquired exceeding collections and sales of retail notes.  Total acquisitions of receivables and leases were 28 percent higher in the first nine months of 2004, compared with the same period last year.  Acquisition volumes of trade receivables, operating loans, leases, retail notes, wholesale notes and revolving charge accounts were all higher in the first nine months of 2004, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $17,933 million at July 31, 2004, compared with $16,476 million at October 31, 2003 and $16,619 million at July 31, 2003.  At July 31, 2004, the unpaid balance of all receivables previously sold was $3,333 million, compared with $2,916 million at October 31, 2003 and $2,887 million at July 31, 2003.

Total external interest-bearing debt of the credit operations was $11,259 million at July 31, 2004, compared with $11,447 million at the end of fiscal year 2003 and $11,627 million at July 31, 2003.  Total external borrowings decreased during the first nine months of 2004 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 5.4 to 1 at July 31, 2004, compared with 5.6 to 1 at October 31, 2003 and 5.6 to 1 at July 31, 2003.

During the first nine months of 2004, the credit operations issued $1,533 million and retired $1,304 million of long-term borrowings, which were primarily medium-term notes.  On August 2, 2004, the credit operations redeemed their outstanding 8-5/8% Subordinated Debentures due August 2019 totaling $150 million.  The redemption price was equal to the par value plus accrued interest.  On August 24, 2004 (settlement date), the credit operations also issued $200 million of variable rate medium-term notes due in 2006.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2004, October 31, 2003 and July 31, 2003 was approximately $1.7 billion, $2.1 billion and $2.4 billion, respectively, while the total cash and short-term investment position was approximately $3.3 billion, $4.4 billion and $3.8 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Canada, Europe and Australia, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks.  Some of the lines are available to both the Equipment Operations and certain credit operations.  Worldwide lines of credit totaled $3,074 million at July 31, 2004, $994 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2004 was a long-term credit agreement commitment totaling $1,250 million, expiring in February 2009.

The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity) of 65 percent or less at the end of each fiscal quarter.  At July 31, 2004, the ratio was 37 percent.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2004 was $3,408 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $6,329 million at July 31, 2004.

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

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $938 million during the first nine months of 2004 primarily due to a seasonal increase, the consolidation of Nortrax and the effect of foreign currency exchange rates.  These receivables increased $202 million, compared to a year ago.  Despite a 31 percent increase in sales for the first nine months, based on constant exchange rates and excluding the consolidation of Nortrax, trade receivables were only 3 percent higher, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 22 percent at July 31, 2004, compared to 20 percent at October 31, 2003 and 26 percent at July 31, 2003.  Agricultural equipment trade receivables increased $60 million, commercial and consumer equipment receivables increased $46 million and construction and forestry receivables increased $97 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 11 percent and 5 percent at July 31, 2004, October 31, 2003 and July 31, 2003, respectively.

Stockholders’ equity was $5,017 million at July 31, 2004, compared with $4,002 million at October 31, 2003 and $3,792 million at July 31, 2003.  The increase of $1,015 million during the first nine months of 2004 resulted primarily from net income of $1,049 million and a decrease in treasury stock of $184 million, which were partially offset by dividends declared of $193 million.

The Board of Directors at its meeting on August 25, 2004 declared a quarterly dividend of $.28 per share payable November 1, 2004 to stockholders of record on September 30, 2004.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
May 1 to May 31				$192

June 1 to June 30	350	$68.96	350	168

July 1 to July 31	1,150	66.04	1,150	92

Total	1,500	66.72	1,500

1.

The Company currently has one active share purchase plan that was publicly announced in December 1997 (Plan) to purchase up to $1 billion of its common stock.  In fiscal years 1998 and 1999, the Company purchased $808 million of its common stock under the Plan.  As announced on June 15, 2004, the Company continued its purchases under the Plan in the third quarter of 2004.

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

DEERE & COMPANY

Date:	August 27, 2004	By:	/s/ Nathan J. Jones
Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2	Bylaws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 2003*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.