Form 10-K
period 2004-10-31
DEERE & CO
filed 2004-12-21
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

Commission file number 1-4121

DEERE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware		36-2382580
(State of incorporation)		(IRS Employer Identification No.)

One John Deere Place, Moline, Illinois	61265	(309) 765-8000
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Chicago Stock Exchange
Frankfurt (Germany) Stock Exchange
5-7/8% Debentures Due 2006 (issued by John Deere B.V., a wholly-owned subsidiary, and guaranteed by Deere & Company)	New York Stock Exchange
8.95% Debentures Due 2019	New York Stock Exchange
8-1/2% Debentures Due 2022	New York Stock Exchange
6.55% Debentures Due 2028	New York Stock Exchange

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

 Yes  ☒  No  ☐

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at April 30, 2004 was $16,910,239,140.  At November 30, 2004, 247,852,328  shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 23, 2005 are incorporated by reference in Part III.

PART I

ITEM 1.                  BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts — including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses — including small tractors for lawn, garden, commercial and utility purposes; walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and plans to offer certain crop risk mitigation products.

John Deere also provides managed health care plans. John Deere’s worldwide agricultural equipment; commercial and consumer equipment; and construction and forestry operations are sometimes referred to as the “Equipment Operations.”  The special technologies operations were combined with the agricultural equipment operations in 2004.  The credit, health care and certain miscellaneous service operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on pages 16 and 17. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company’s Internet address is http://www.JohnDeere.com. Through that address, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

Market Conditions and Outlook

As a result of the factors and conditions outlined below, Company equipment sales for 2005 are expected to increase by 2 to 7 percent with net income forecast to be approximately $1.5 billion. First-quarter equipment sales are currently forecast to be up 20 to 25 percent in comparison with the same period last year. Production levels are expected to increase by 11 to 13 percent for the quarter. Consolidated net income for first-quarter 2005 is forecast to be in a range of $200 million to $225 million.  Beyond the ongoing impact of the company’s business-improvement efforts, a positive customer response to John Deere products is expected to continue driving performance in 2005.

Agricultural Equipment. On a worldwide basis, sales of John Deere agricultural equipment are forecast to be up 2 to 5 percent for the year. Despite a downturn in commodity prices, United States farmers are benefiting from record production of corn and soybeans. In addition, the livestock and dairy sectors are strong and government payments are expected to increase substantially in 2005. As a result, United States farm-cash receipts are forecast to be about the same as 2004’s record level. Given these conditions, the Company expects industry retail sales in the United States and Canada to be up about 5 percent for fiscal 2005 in comparison with the very strong levels of the prior year.

In other parts of the world, industry retail sales in Western Europe are forecast to be flat to down 5 percent for the year. Farmers in the region have benefited from a good harvest this fall; however, they are expected to see little change in income as a result of lower grain prices, higher input costs and flat government-support payments. In South America, industry sales are forecast to be down 10 to 20 percent on the basis of lower commodity prices, increased input costs and a weaker United States dollar.

Commercial & Consumer Equipment. Sales of John Deere commercial and consumer equipment are expected to increase 2 to 5 percent for the year with help from new models of compact tractors, an updated utility-vehicle line, and higher sales of commercial mowing equipment.

Construction & Forestry.  Markets are expected to be supported in the coming year by moderate economic growth, relatively low interest rates and a favorable level of housing starts. In this environment, sales of construction and forestry equipment are expected to see further growth as contractors and rental operations continue to replenish their fleets. As a result, division sales are forecast to be up 6 to 9 percent for the year.

Financial Services.  Although the Company’s credit operations are expected to benefit from further growth in the loan portfolio, net income for 2005 is forecast to be down primarily due to increased leverage in the portfolio. The credit division is expected to report net income of around $280 million for the year. In its health-care operations, the Company expects net income of about $15 million for 2005 as a result of an improved underwriting margin.

2004 Consolidated Results Compared with 2003

The Company had net income in 2004 of $1,406 million, or $5.56 per share diluted ($5.69 basic), compared with $643 million, or $2.64 per share diluted ($2.68 basic), in 2004.  Net sales and revenues increased 29 percent to $19,986 million in 2004, compared with $15,535 million in 2003.  Net sales of the Equipment Operations increased 32 percent in 2004 to $17,673 million from $13,349 million last year.  Net sales increased primarily due to higher shipments.  Net sales in the United States and Canada rose 33 percent in 2004.  Outside the United States and Canada, net sales increased by 20 percent for the year, excluding currency translation, and by 30 percent on a reported basis.

The Company’s Equipment Operations, which exclude the Financial Services operations, had net income of $1,097 in 2004, compared with $305 million in 2003.  Income increased primarily due to increased shipments and price realization.  The increase was partially offset by a larger provision for employee bonuses and higher raw material costs. The provision for bonuses was driven by the strong performance in the Equipment Operations.

Net income of the Company’s Financial Services operations in 2004 was $309 million, compared with $330 million in 2003.  The decrease was primarily due to higher administrative costs, lower credit margins and increased medical claims costs.  Additional information is presented in the Worldwide Credit Operations and Worldwide Other Operations discussions on page 16.

EQUIPMENT OPERATIONS

Agricultural Equipment

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels, interest rates, agricultural trends and other input costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

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

Seasonality.  Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal variation in cash flows to finance production and inventory of equipment.  The Equipment Operations also incur costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment is sold under early order programs with waivers of retail finance charges available to customers to take delivery of machines during off-season periods. Used equipment trade-ins, of which there are typically several transactions for every new combine and cotton harvesting equipment sale, are supported with a fixed pool of funds available to dealers which are then responsible for all associated inventory and sale costs.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors and the global capability of many competitors, the agricultural equipment business continues to undergo significant change and may become more competitive.

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

The division manufactures and sells walk-behind mowers in Europe under the SABO brand (as well as the John Deere brand) and a line of commercial mowing equipment, primarily in North America, under the Great Dane brand. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot stores.

John Deere Landscapes, Inc., a unit of the division, distributes irrigation equipment, nursery products and landscape supplies primarily to landscape service professionals.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Seasonality Retail demand for the division’s equipment is higher in the second and third quarters.  The division is pursuing a strategy of building and shipping as close to retail demand as possible.  Consequently, production, shipping and retail sales will be proportionately higher in the second and third quarters of each year.

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

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada.  In May 2002, the Company began distributing Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Canada, Finland and New Zealand are distributed by Hitachi in certain Far East markets.

The division has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.  In November 2003, the Company sold its minority ownership in Sunstate Equipment Co., LLC, a venture engaged in the rent-to-rent business.

During the 2003 fiscal year, the Company also had minority ownership interests in Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc. (collectively called Nortrax). Nortrax is, among other things, an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada. During the 2004 fiscal year, the Company acquired 100 percent of  Nortrax and it was consolidated.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $612 million or 3.5 percent of net sales of equipment in 2004, $577 million, or 4.3 percent in 2003, and $528 million, or 4.5 percent in 2002.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 20 factory locations and lease and operate another three locations, which contain approximately 29.4 million square feet of floor space. Of these 23 factories, twelve are devoted primarily to agricultural equipment, four to commercial and consumer equipment, one to non-forestry construction equipment, one to construction and forestry equipment, one to engines, three to hydraulic and power train components and one to forestry equipment. Outside the United States and Canada, the Equipment Operations own and operate:  agricultural equipment factories in China, France, Germany, Mexico, The Netherlands, Brazil and South Africa; engine factories in Argentina, France and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany and The Netherlands; an hydraulic component factory in Chile; and forestry equipment factories in Finland and New Zealand. These factories outside the United States and Canada contain approximately 10.6 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China, India and the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada and a venture that manufactures transaxles and transmissions used in certain commercial and consumer equipment division products.  In 2004, the Equipment Operations announced plans to build an additional agricultural equipment factory in Brazil.

The engine factories referred to above manufacture non-road, heavy duty diesel engines mostly for the Company’s Equipment Operations, but a significant number of these engines are sold to global original equipment manufacturers.

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

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products at the times when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and compensation incentives related to productivity and organizational structure. The Company has recently experienced an increase in costs of some materials, particularly for certain raw materials. The Company has offset and expects to continue to offset these increased costs through the above-described cost reduction measures and through pricing. Significant cost increases, if they occur, could have an adverse effect on our operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $346 million in 2004, compared with $304 million in 2003, and $351 million in 2002. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $333 million, $306 million and $296 million, respectively. Capital expenditures for these operations in 2005 are currently estimated to be $480 million. The 2005 expenditures will be related primarily to the modernization and restructuring of key manufacturing facilities and will also be related to the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, licenses and trademarks which have been obtained over a period of years. The Company believes that, in the aggregate, the rights under these patents, licenses and trademarks are generally important to its operations, but does not consider that any patent, license, trademark or related group of them (other than its house trademarks, which include but are not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan and green and yellow equipment colors) is of material importance in relation to John Deere’s business.

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

The sales branches in the United States and Canada market John Deere products at approximately 3039 dealer locations, most of which are independently owned. Of these, approximately 1600 sell agricultural equipment, while 542 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 542. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 897 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through various general and mass merchandisers, including The Home Depot.

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 160 countries.  Sales branches are located in Germany, France, Italy, Poland, Russia, Spain, Switzerland, the United Kingdom, South Africa, Mexico, Brazil, Argentina, Uruguay, Australia and Hong Kong.  Export sales branches are located in Europe and the United States.  Associated companies doing business in China and India also sell agricultural equipment. Commercial and consumer equipment sales occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Singapore and Finland.  Some of these dealers are independently owned while the Company owns others.

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

FINANCIAL SERVICES

Credit Operations

United States and Canada.  The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch.  The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts).  Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans).  Additionally, the Credit Companies provide wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes).  The Credit Companies also plan to offer certain crop risk mitigation products.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2004 and 2003, the Capital Corporation’s ratios were 2.23 to 1 and 2.17 to 1, respectively, and never less than 2.19 to 1 and 2.05 to 1 for any fiscal quarter of 2004 and 2003, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities.  Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were necessary under this agreement in 2003 or 2004.

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

The Credit Companies also offer to select customers insured international export financing for the purchase of John Deere Products.

Additional information on the Credit Companies appears on pages 16, 19 and 20.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company’s expertise in the field of health care benefit management, which had been developed from efforts to manage its own health care costs. John Deere Health Care currently provides health benefit management programs and related administrative services in Illinois, Iowa, Tennessee and Virginia for companies and government entities, either as a third-party administrator or through its health maintenance organization subsidiary, John Deere Health Plan, Inc.. At October 31, 2004, approximately 510,000 individuals were enrolled in these programs, of which approximately 77,000 were John Deere employees, retirees and their dependents.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites that it owns. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. With respect to acquired properties, the Company cannot be certain that it has identified all adverse environmental conditions. The Company expects that it will acquire additional properties in the future.

EMPLOYEES

At October 31, 2004, John Deere had approximately 46,500 full-time employees, including approximately 28,500 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers.  Unions are certified as bargaining agents for approximately 39 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

Unions also represent the majority of employees at John Deere manufacturing facilities outside the United States.

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

Name, age and office (at December 1, 2004), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Robert W. Lane	55	Chairman, President and Chief Executive Officer	2000	2000 President and Chief Executive Officer; 1999-2000 Division President
Samuel R. Allen	51	Division President	2003	2001-2002 Senior Vice President Global Human Resources and Industrial Relations; 1999-2001 Vice President Region I (Latin America, the Far East, Australia and South Africa)
David C. Everitt	52	Division President	2001	1999-2000 Senior Vice President, Region II (Europe, Africa and the Middle East)
James R. Jenkins	59	Senior Vice President and General Counsel	2000	1999 and prior, Vice President, Secretary and General Counsel, Dow Corning
John J. Jenkins	59	Division President	2000	1997-2000 President, John Deere Health Care; 1999-2000 also Executive Sponsor, SAP*
Nathan J. Jones	48	Senior Vice President and Chief Financial Officer	1998	Has held this position for the last five years
Pierre E. Leroy	56	Division President	1996	Has held this position for the last five years
H. J. Markley	54	Division President	2001	2000-2001 Senior Vice President, Worldwide Human Resources; 1996-2000 Senior Vice President, Construction Division

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

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.5 million square feet of floor space and miscellaneous other facilities total 1.0 million square feet.

Overall, the Company owns approximately 49.1 million square feet of facilities and leases approximately 7 million additional square feet in various locations.

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

In October 2004, the Company paid $315,000 pursuant to a settlement agreement with the California Air Resources Board (CARB) regarding small engines that did not comply with California emission standards.  These engines were used in certain of the Company’s portable power equipment and walk behind lawn mowers.  CARB executed the settlement agreement on November 1, 2004.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           The Company’s common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Frankfurt (Germany) Stock Exchange. See the information concerning quoted prices of the Company’s common stock and the number of stockholders in the second table and the sentence following it, and the data on dividends declared and paid per share in the first table, under the caption “Supplemental Information (Unaudited)” in Note 28 to the Consolidated Financial Statements.

(b)           Not applicable

(c)           The Company’s purchases of its common stock during the fourth quarter of 2004 were as follows:

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
Aug 1 to Aug 31	198	$62.25	192	$80

Sept 1 to Sept 30	644	63.83	589	43

Oct 1 to Oct 31	690	61.77	690

Total	1,532	62.70	1,472

(1)   During the fourth quarter of 2004, the Company had one active share purchase plan that was publicly announced in December 1997 (Plan) to purchase up to $1 billion of its common stock.  In fiscal years 1998 and 1999, the Company purchased $808 million of its common stock under the Plan.  As announced on June 15, 2004, the Company continued its purchases under the Plan, and these purchases were completed in the fourth quarter.

(2)   Total shares purchased in August 2004 included approximately 5 thousand shares received from an officer to exercise certain stock option awards and approximately 1 thousand shares to pay the associated payroll taxes.  All the shares were valued at the current market price of $62.02 per share.

(3)   Total shares purchased in September 2004 included approximately 47 thousand shares received from an officer to exercise certain stock option awards and approximately 8 thousand shares to pay the associated payroll taxes.  All the shares were valued at the current market price of $64.27 per share.

On December 1, 2004, the Company’s board of directors authorized the repurchase of up to $1 billion of Company common stock.  Repurchases of Company common stock under this new plan will be made from time to time, at the Company’s discretion, in the open market or through privately negotiated transactions.

ITEM 6.                  SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2004	2003	2002*	2001*	2000
For the Year Ended October 31:
Total net sales and revenues	$19,986	$15,535	$13,947	$13,293	$13,137
Net income (loss)	$1,406	$643	$319	$(64)	$486
Net income (loss) per share - basic	$5.69	$2.68	$1.34	$(.27)	$2.07
Net income (loss) per share - diluted	$5.56	$2.64	$1.33	$(.27)	$2.06
Dividends declared per share	$1.06	$.88	$.88	$.88	$.88
At October 31:
Total assets	$28,754	$26,258	$23,768	$22,663	$20,469
Long-term borrowings	$11,090	$10,404	$8,950	$6,561	$4,764

*In 2002 and 2001, the Company had special charges of $46 million, or $.18 per share, and $217 million, or $.91 per share, respectively, related to costs of closing and restructuring certain facilities in both years and a voluntary early-retirement program in 2001.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 15 - 23.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 23.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 24 - 48.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.              CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2004, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 13, 2005 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at http://www.JohnDeere.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Review, Corporate Governance and Compensation committees of the Company’s Board of Directors are available on the Company’s website as well. This information is also available in print free of charge to any person who requests it.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the proxy statement under the caption “Fees Paid to the External Auditor” is incorporated herein by reference

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial StatementsPage

(2)           Schedule to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2004, 2003 and 2002	53

(3)           Exhibits

See the “Index to Exhibits” on pages 54 - 56 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

OVERVIEW

Organization

The company’s Equipment Operations primarily generate revenues and cash from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The company’s Financial Services primarily provide credit services and managed health care plans. The credit operations primarily finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. The health care operations provide managed health care services for the company and certain outside customers. The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

Trends and Economic Conditions

The company’s businesses are currently affected by the following key trends and economic conditions. Farmers are benefiting from record production of corn and soybeans, strong livestock and dairy sectors, and government payments that are expected to increase substantially in 2005. As a result, U.S. farm cash receipts are forecast to be about the same in 2005 as the record level in 2004. The company’s agricultural equipment sales were up 31 percent for 2004 and are forecast to be up approximately 2 to 5 percent in 2005. The company’s commercial and consumer equipment sales increased 16 percent in 2004 and are expected to increase approximately 2 to 5 percent in 2005 due to new products and higher sales of commercial mowing equipment. Construction and forestry markets are expected to be supported in 2005 by moderate economic growth, relatively low interest rates and a favorable level of housing starts. The company’s construction and forestry sales increased 54 percent in 2004 and are forecast to increase 6 to 9 percent in 2005. Although the credit operations are expected to benefit from further growth in the loan portfolio, net income for 2005 is forecast to be down due to increased leverage in the portfolio. The credit operations are expected to report net income of approximately $280 million for the year. The health care operations expect net income to increase to about $15 million for 2005 as a result of an improved underwriting margin.

Items of concern include the availability and price of raw materials, including steel and rubber, which have an impact on results of the company’s Equipment Operations. To date, company factories have been able to secure adequate supplies of such materials though prices have risen. In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations, is one of the company’s major priorities. In this regard, the company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with the U.S. Environmental Protection Agency Tier 3 and Tier 4 emissions rules for off-road diesel engines.

Stronger market conditions, combined with a focus on building a better business, have been responsible for much of the company’s success this year. The company’s asset management efforts are continuing to yield positive results, especially in light of the strong increase in sales. Beyond the ongoing impact of the company’s business improvement efforts, a positive customer response to the company’s products is expected to continue driving performance in 2005.

2004 COMPARED WITH 2003

CONSOLIDATED RESULTS

Worldwide net income in 2004 was $1,406 million, or $5.56 per share diluted ($5.69 basic), compared with $643 million, or $2.64 per share diluted ($2.68 basic), in 2003. Net sales and revenues increased 29 percent to $19,986 million in 2004, compared with $15,535 million in 2003. Net sales of the Equipment Operations increased 32 percent in 2004 to $17,673 million from $13,349 million last year. Net sales increased primarily due to higher shipments. Net sales in the U.S. and Canada rose 33 percent in 2004. Outside the U.S. and Canada, net sales increased by 20 percent for the year, excluding currency translation, and by 30 percent on a reported basis.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $1,905 million in 2004, compared with $708 million in 2003. Operating profit increased primarily due to increased shipments and price realization. The increase in operating profit was partially offset by a larger provision for employee bonuses and higher raw material costs. The larger provision for bonuses was driven by the strong performance in the Equipment Operations.

The Equipment Operations’ net income was $1,097 million in 2004, compared with $305 million in 2003. The same operating factors mentioned above affected these results. In addition, this year’s results benefited from a lower effective tax rate and a decrease in interest expense.

Net income of the company’s Financial Services operations in 2004 was $309 million, compared with $330 million in 2003. The decrease was primarily due to higher administrative costs, lower credit margins and increased medical claims costs. Additional information is presented in the following discussion of the credit and “Other” operations.

The cost of sales to net sales ratio for 2004 was 76.8 percent, compared to 80.5 percent last year. The decrease in the ratio was primarily due to manufacturing efficiencies related to higher production and sales, and improved price realization. Partially offsetting these factors were the higher employee performance bonus provision and increased costs for raw material, such as steel and rubber.

Finance and interest income decreased this year primarily due to a decrease in rental income on operating leases and lower average finance rates. Health care premiums and fees increased, compared to last year, primarily due to higher insured enrollment, while health care claims and costs increased primarily due to higher medical costs and an increase in enrollment. Other income increased this year primarily due to service income related to Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc. (collectively called Nortrax), which were consolidated in 2004, and a gain from the sale of the company’s 49 percent ownership in Sunstate Equipment Co., LLC, an equipment rental company. Selling, administrative and general expenses were higher this year primarily due to a higher employee performance bonus provision, the consolidation of Nortrax and foreign currency exchange rate effects. Other operating expenses increased primarily as a result of the consolidation of Nortrax and an increase in service expense.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2004 were $596 million, compared to $593 million in 2003. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.5 percent in both years, or $671 million in 2004, compared to $597 million in 2003. The actual return on postretirement benefit plan assets was a gain of $654 million in 2004, compared to a gain of $1,050 million in 2003. In 2005, the long-term expected return will continue to be 8.5 percent. The total unrecognized losses related to the postretirement benefit plans at October 31, 2004 and 2003 were $5,149 million and $4,794 million, respectively. The company expects the increase in postretirement benefit costs in 2005 to be approximately $40 million pretax, compared with 2004, caused by amortization of unrecognized losses primarily as a result of a decrease in the discount rate assumption and prior years’ asset losses. The company makes any required contributions to the postretirement benefit plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $1,852 million in 2004 and $745 million in 2003, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to the U.S. postretirement benefit plan assets of $1,551 million in 2004 and $475 million in 2003. Total company contributions in 2005 are expected to be approximately $810 million, including voluntary contributions to U.S. postretirement plan assets of approximately $500 million. See the following discussion of “Critical Accounting Policies” for postretirement benefit obligations.

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

Beginning in fiscal 2004, the special technologies group’s results were transferred from the “Other” segment to the agricultural equipment segment due to changes in internal reporting. As a result, the 2003 and 2002 results for the agricultural equipment and “Other” segment were restated for net sales of $41 million and $54 million and operating losses of $8 million and $42 million, respectively, related to the special technologies group. This had no effect on total net sales and operating profit. The “Other” segment now represents primarily the health care operations along with certain miscellaneous service operations added in 2004.

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $1,072 million in 2004, compared with $329 million in 2003. Net sales increased 31 percent this year primarily due to higher shipments, reflecting strong retail demand, as well as the translation effect of exchange rates and improved price realization. The operating profit improvement was primarily due to higher worldwide sales, efficiencies related to stronger production volumes, and improved price realization. Offsetting these factors were the higher provision for performance bonuses and increased raw material costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $246 million, compared with $227 million in 2003. Net sales increased 16 percent for the year primarily due to higher volumes. The improved operating profit was primarily due to higher sales and production volumes. Partially offsetting these factors were an increase in the performance bonus provision in addition to higher costs for freight and raw materials.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $587 million in 2004, compared with $152 million in 2003. Sales increased 54 percent for the year. The increase in sales was primarily due to higher volumes. The operating profit improvement was primarily due to higher sales, efficiencies related to stronger production volumes, and improved price realization. Partially offsetting these factors were a larger performance bonus provision and higher raw material costs. The results also included a $30 million pretax gain from the sale of an equipment rental company.

Worldwide Credit Operations

The operating profit of the credit operations was $466 million in 2004, compared with $474 million in 2003. Operating profit in 2004 was lower than last year due primarily to higher administrative costs, partly related to a higher provision for performance bonuses in connection with the overall company profitability, and lower margins. Partially offsetting these factors was a lower provision for credit losses, reflecting solid portfolio quality. Total revenues of the credit operations decreased 4 percent in 2004, primarily reflecting lower rental income from operating leases related to the lower level of leases, and lower average finance rates. The average balance of receivables and leases financed was 2 percent higher in 2004, compared with 2003. A decrease in funding rates in 2004 resulted in a 3 percent decrease in interest expense, compared with 2003. The credit operations’ ratio of earnings to fixed charges was 2.12 to 1 in 2004, compared to 2.07 to 1 in 2003.

Worldwide Other Operations

The company’s other operations,which consisted primarily of the health care operations, had an operating profit of $5 million in 2004, compared with $30 million last year. The decrease was primarily due to increased medical claims costs and a higher performance bonus provision related to overall company profitability.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,284 million in 2004, compared with $386 million in 2003. The increase was primarily due to higher sales, efficiencies related to stronger production volumes and improved price realization. Partially offsetting these items was a higher provision for performance bonuses and increased raw material costs. Sales increased primarily due to higher shipments, reflecting strong retail demand, as well as improved price realization. Sales increased 33 percent in 2004 while the physical volume of sales increased 30 percent, compared to 2003.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $621 million in 2004, compared with $322 million in 2003. The increase was primarily due to higher sales and production volumes of agricultural equipment. Partially offsetting these factors were higher expenses related to stronger foreign exchange rates and an increased provision for performance bonuses. Sales increased mainly from higher volumes, as well as the effect of stronger foreign exchange rates and improvements in price realization. Sales were 30 percent higher than last year, while the physical volume of sales increased 16 percent in 2004, compared with 2003.

MARKET CONDITIONS AND OUTLOOK

As a result of the factors and conditions outlined below, company equipment sales for 2005 are expected to increase by 2 to 7 percent with net income forecast to be approximately $1.5 billion. First-quarter equipment sales in 2005 are currently forecast to be up 20 to 25 percent in comparison with the same period in 2004. Production levels are expected to increase by 11 to 13 percent for the first quarter of 2005, compared to the same period in 2004. Consolidated net income for the first quarter of 2005 is forecast to be in a range of $200 million to $225 million.

Agricultural Equipment: On a worldwide basis, sales of the company’s agricultural equipment are forecast to be up 2 to 5 percent for the year. Despite a downturn in commodity prices, U.S. farmers are benefiting from record production of corn and soybeans. In addition, the livestock and dairy sectors are strong and government payments are expected to increase substantially in 2005. As a result, U.S. farm cash receipts are forecast to be about the same in 2005 as the record level in 2004. Given these conditions, the company expects industry retail sales in the U.S. and Canada to be up about 5 percent for fiscal 2005 in comparison with the very strong levels of 2004.

In other parts of the world, industry retail sales in Western Europe are forecast to be flat to down 5 percent in 2005. Farmers in the region have benefited from a good harvest this fall; however, they are expected to see little change in income as a result of lower grain prices, higher input costs and flat government-support payments. In South America, industry sales are forecast to be down 10 to 20 percent on the basis of lower commodity prices, increased input costs and a weaker U.S. dollar.

Commercial and Consumer Equipment: Sales of the company’s commercial and consumer equipment are expected to increase 2 to 5 percent in 2005 with help from new models of compact tractors, an updated utility-vehicle line, and higher sales of commercial mowing equipment.

Construction and Forestry: Markets are expected to be supported in 2005 by moderate economic growth, relatively low interest rates and a favorable level of housing starts. In this environment, sales of construction and forestry equipment are expected to see further growth as contractors and rental operations continue to replenish their fleets. As a result, segment sales are forecast to be up about 6 to 9 percent for the year.

Financial Services: Although the credit operations are expected to benefit from further growth in the loan portfolio, net income for 2005 is forecast to be down primarily due to increased leverage in the portfolio. The credit operations are expected to report net income of around $280 million for the year. In its health care operations, the company expects net income of about $15 million for 2005 as a result of an improved underwriting margin.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, the growth of non-food uses for some crops, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the land ownership policies of various governments, the level, complexity and distribution of government farm programs, international reaction to such programs, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), harvest yields, availability of transport for crops and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the company’s commercial and consumer equipment segment include general economic conditions in these markets, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, spending on behalf of municipalities and golf courses, and weather conditions.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the company’s construction equipment. The levels of public and non-residential construction also impact the results of the company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the company’s businesses and its reported results are affected by general economic conditions in and the political stability of global markets in which the company operates; production and technological difficulties, including capacity and supply constraints, and prices, including supply commodities such as steel and rubber; oil and energy prices and supplies; the availability and cost of freight; monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; investor sentiment; inflation and deflation rates, interest rate levels and currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the company operates. Company results are also affected by changes in market values of investment assets and the level of interest rates, which impact postretirement benefit costs, and significant changes in health care costs.

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

2003 COMPARED WITH 2002

CONSOLIDATED RESULTS

Worldwide net income in 2003 was $643 million, or $2.64 per share diluted ($2.68 basic), compared with $319 million, or $1.33 per share diluted ($1.34 basic), in 2002. The success of new products and ongoing efforts to manage costs and asset intensity were evident in the results for 2003. Improved market conditions also contributed to the stronger performance of the company’s construction and forestry and commercial and consumer equipment segments. Additionally, as a result of disciplined asset management, trade receivables ended 2003 at their lowest level in more than a decade.

Net sales and revenues increased 11 percent to $15,535 million in 2003, compared with $13,947 million in 2002. Net sales of the Equipment Operations increased 14 percent in 2003 to $13,349 million from $11,703 million in 2002. Net sales increased primarily due to higher physical volumes of commercial and consumer equipment and construction and forestry equipment. In addition, the increase was due to the translation effect of stronger foreign currency exchange rates and improved price realization. Net sales outside the U.S. and Canada increased 17 percent in 2003. Excluding the impact of changes in currency exchange rates, these sales were up 5 percent for 2003.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $708 million in 2003, compared with $401 million in 2002. Operating profit increased primarily due to improved price realization and a higher physical volume of sales. Partially offsetting these factors were an increase in postretirement benefit costs of $306 million in 2003. The results in 2002 were negatively affected by the costs of closing certain facilities and higher costs associated with the company’s minority investments in Nortrax. During 2004, the company acquired a majority interest in Nortrax and it was consolidated.

The Equipment Operations’ net income was $305 million in 2003, compared with $78 million in 2002. The same operating factors mentioned above affected these results. In addition, results for 2002 were negatively impacted by a higher effective tax rate.

Net income of the company’s Financial Services operations in 2003 was $330 million, compared with $262 million in 2002. The increase was primarily due to lower loan losses, growth in the portfolio and the absence of losses from Argentina related to the peso devaluation in 2002. Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2003 was 80.5 percent, compared to 82.0 percent in 2002. The decrease in the ratio was primarily due to improved price realization, higher production volumes, the discontinuance of the amortization of goodwill, and costs in 2002 from closing certain facilities along with higher costs related to Nortrax. These improvements were partially offset by higher postretirement benefit costs in 2003.

Finance and interest income decreased in 2003 primarily due to a decrease in rental income on operating leases caused by a lower level of leases. Health care premiums and fees and related health care claims and costs increased, compared to 2002, primarily due to higher enrollment. Other income decreased in 2003 primarily related to a lower volume of retail notes sold. Research and development costs increased in 2003 due to the higher level of new product development and exchange rate fluctuations. Selling, administrative and general expenses were higher in 2003 primarily due to higher expenses for employee postretirement benefits, exchange rate fluctuations and increased promotional and support costs for new products. Other operating expenses decreased primarily as a result of lower depreciation on operating leases in 2003 due to a lower level of leases, and the absence of losses in 2002 from the Argentine operations related to the peso devaluation. Equity income (loss) of unconsolidated affiliates improved in 2003 primarily due to the results of the Deere-Hitachi Construction Machinery Corporation and Nortrax.

The company’s postretirement benefit costs in 2003 were $593 million, compared to $279 million in 2002. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.5 percent, or $597 million, in 2003, compared to 9.7 percent, or $663 million, in 2002. The actual return on postretirement benefit plan assets was a gain of $1,050 million in 2003, compared to a loss of $522 million in 2002. The total unrecognized losses related to the postretirement benefit plans at October 31, 2003 was $4,794 million. Total company contributions to the plans were $745 million in 2003 and $228 million in 2002, which include direct benefit payments for unfunded plans. The contributions in 2003 included a $475 million voluntary contribution to the U.S. postretirement benefit plan assets. No voluntary contribution was made in 2002.

See the following discussion of “Critical Accounting Policies” for postretirement benefit obligations.

The annual pretax increase in earnings and cash flows from the restructurings in 2001 and 2002 have been approximately $100 million as expected. The restructurings primarily have reduced cost of sales by approximately $300 million and selling, administrative and general expenses by $30 million, partially offset by a reduction in sales of $230 million.

BUSINESS SEGMENT RESULTS

The agriculture equipment and the “Other” segment discussed below were restated in 2003 and 2002 for the transfer of the special technologies group from the “Other” segment to the agricultural equipment segment (see previous segment discussion for “2004 Compared with 2003”).

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $329 million in 2003, compared with $397 million in 2002. Net sales increased 9 percent in 2003 due to the translation effect of stronger exchange rates and improved price realization. The production volumes and physical volume of sales were approximately equal to 2002. The lower operating profit was primarily due to higher postretirement benefit costs of $216 million, higher compensation to the credit operations for financing trade receivables and one-time labor agreement ratification costs. Offsetting these factors was the impact of improved price realization.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $227 million in 2003, compared with $79 million in 2002. Net sales increased 19 percent in 2003, primarily due to strong retail demand for recently introduced products and the impact of expanded distribution channels. The improved operating profit was primarily due to higher sales and production volumes. Partially offsetting these factors were higher promotional and support costs related to new products, as well as higher postretirement benefit costs of $31 million. Results in 2002 were also negatively affected by restructuring costs related to the closure of certain facilities.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $152 million in 2003, compared with an operating loss of $75 million in 2002. Sales increased 24 percent in 2003. The increase was primarily due to higher physical volumes, reflecting improved retail activity. The operating profit improvement was primarily due to higher sales and production volumes. Improved price realization also had a favorable impact on the results for 2003. Partially offsetting these factors were higher postretirement benefit costs of $59 million. The results in 2002 were negatively affected by higher costs related to the company’s investment in Nortrax and the costs for a factory closing.

Worldwide Credit Operations

The operating profit of the credit operations was $474 million in 2003, compared with $386 million in 2002. Operating profit in 2003 was higher than in 2002 due primarily to lower loan losses, growth in the portfolio and the absence of losses in Argentina related to the peso devaluation, partially offset by narrower financing spreads, lower gains from a lower volume of retail note sales and higher selling, administrative and general expenses. Total revenues of the credit operations decreased 2 percent in 2003, primarily reflecting lower rental income from operating leases related to the lower level of leases, and a decrease in gains on a lower volume of retail note sales. The average balance of receivables and leases financed was 12 percent higher in 2003, compared with 2002, primarily due to the increased level of trade receivables. A decrease in financing rates, primarily offset by an increase in average borrowings in 2003, resulted in a 1 percent decrease in interest expense, compared with 2002. The credit operations’ ratio of earnings to fixed charges was 2.07 to 1 in 2003, compared to 1.85 to 1 in 2002.

Worldwide Other Operations

The company’s other operations, which consisted of the health care operations, had an operating profit of $30 million in 2003 and 2002.

FASB STATEMENT NO. 142

In 2003, the company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. In accordance with this Statement, the company did not amortize goodwill related to new acquisitions made after June 30, 2001 and discontinued amortizing goodwill for prior acquisitions as of November 1, 2002. Based on the new standard, goodwill will be written down only for impairments. In 2002, the company had goodwill amortization of $58 million pretax ($53 million after-tax).

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

Cash provided by operating activities during 2004 was $1,383 million primarily due to net income adjusted for non-cash provisions, and an increase in accounts payable and accrued expenses, which were partially offset by a cash outflow for voluntary contributions to U.S. employee postretirement benefit plans of $1,551 million ($475 million last year) along with an increase in inventories and trade receivables. The operating cash flows, a decrease in cash and cash equivalents of $1,148 million, the proceeds from the issuance of common stock of $251 million (which were the result of the exercise of stock options) and proceeds from sales of businesses of $90 million were used primarily to increase receivables from Financial Services by $1,656 million, fund purchases of property and equipment of $346 million, decrease borrowings by $320 million, pay dividends to stockholders of $247 million, acquire businesses for $193 million and repurchase common stock for $193 million.

Over the last three years, operating activities have provided an aggregate of $3,974 million in cash. In addition, proceeds from the issuance of common stock were $473 million and the sales of businesses were $166 million. The aggregate amount of these cash flows was used mainly to increase receivables from Financial Services by $1,576 million, fund purchases of property and equipment of $1,004 million, stockholders’ dividends of $666 million, acquisitions of businesses for $213 million and repurchases of common stock for $195 million. Cash and cash equivalents also increased $1,041 million over the three-year period.

Trade receivables held by the Equipment Operations increased by $135 million during 2004. During this time period, the Equipment Operations sold most of its trade receivables to the credit operations (see following consolidated discussion).

Inventories increased by $633 million in 2004. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to fiscal year cost of sales were 22 percent at October 31, 2004, and 2003.

Total interest-bearing debt of the Equipment Operations was $3,040 million at the end of 2004, compared with $3,304 million at the end of 2003 and $3,387 million at the end of 2002. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2004, 2003 and 2002 was 32 percent, 45 percent and 52 percent, respectively.

During 2004, the Equipment Operations retired $250 million of 6.55% notes and other long-term borrowings of $17 million.

Capital expenditures for the Equipment Operations in 2005 are estimated to be approximately $480 million.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of borrowings and equity capital. Additionally, the credit operations periodically sell substantial amounts of retail notes.

Cash flows from the company’s Financial Services operating activities were $653 million in 2004. Cash provided by financing activities totaled $664 million in 2004, representing a $1,264 million increase in borrowings from the Equipment Operations and a $134 million increase in long-term borrowings, partially offset by a $293 million decrease in short-term borrowings and the payment of $444 million of dividends to the Equipment Operations. The cash provided by operating and financing activities was used primarily to increase receivables. Cash used by investing activities totaled $1,437 million in 2004, primarily due to receivable acquisitions exceeding collections by $3,849 million, partially offset by sales of receivables of $2,334 million. Cash and cash equivalents also decreased $109 million.

Over the last three years, the Financial Services operating activities have provided $2,118 million in cash. In addition, the sale of receivables of $7,242 million, an increase in borrowings of $752 million and the sale of equipment on operating leases of $1,452 million have provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $10,857 million, and dividends to the Equipment Operations of $1,092 million. Cash and cash equivalents also decreased $309 million over the three-year period.

Receivables and leases increased by $1,662 million in 2004, compared with 2003. Acquisition volumes of receivables and leases increased 26 percent in 2004, compared with 2003. The volumes of trade receivables, leases, wholesale notes, retail notes, operating loans and revolving charge accounts increased approximately 37 percent, 23 percent, 22 percent, 17 percent, 16 percent and 10 percent, respectively. The credit operations also sold retail notes receiving proceeds of $2,334 million during 2004, compared with $1,941 million in 2003. At October 31, 2004 and 2003, net receivables and leases administered, which include receivables and leases previously sold but still administered, were $18,620 million and $16,476 million, respectively.

Trade receivables held by the credit operations increased by $487 million in 2004 (see following consolidated discussion).

Total external interest-bearing debt of the credit operations was $11,508 million at the end of 2004, compared with $11,447 million at the end of 2003 and $10,001 million at the end of 2002. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 6.4 to 1 at the end of 2004 and 5.6 to 1 at the end of 2003 and 2002.

During 2004, the credit operations redeemed $150 million of 8-5/8% subordinated debentures due August 2019. The redemption price was equal to the par value plus accrued interest. The credit operations also issued $2,179 million and retired $1,895 million of other long-term borrowings during the year, which were primarily medium-term notes.

CONSOLIDATED

Sources of liquidity for the company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the company, the company expects to have sufficient sources of liquidity to meet its funding needs. The company’s worldwide commercial paper outstanding at October 31, 2004 and 2003 was approximately $1.9 billion and $2.1 billion, respectively, while the total cash and cash equivalents position was $3.2 billion and $4.4 billion, respectively. The company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Canada, Europe and Australia, as well as public and private securitization markets in the U.S. and Canada.

The company also has access to unsecured bank lines of credit with various U.S. and foreign banks. Some of the lines are available to both Deere & Company and John Deere Capital Corporation. Worldwide lines of credit totaled $3,190 million at October 31, 2004, $900 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at October 31, 2004 was a long-term credit facility agreement totaling $1,250 million, expiring in February 2009.

The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity) of 65 percent or less at the end of each fiscal quarter. At October 31, 2004, the ratio was 32 percent. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2004 was $4,756 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $8,832 million at October 31, 2004.

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

The senior long-term and short-term debt ratings and outlook currently assigned to company securities by the rating agencies engaged by the company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

Trade accounts and notes receivable primarily arise from sales of goods to dealers. Trade receivables increased by $588 million in 2004. The ratios of trade accounts and notes receivable at October 31 to fiscal year net sales were 18 percent in 2004, compared with 20 percent in 2003. Total worldwide agricultural equipment trade receivables increased $127 million, commercial and consumer equipment receivables increased $110 million and construction and forestry receivables increased $351 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 2 percent at October 31, 2004, compared with 11 percent at October 31, 2003.

Stockholders’ equity was $6,393 million at October 31, 2004, compared with $4,002 million at October 31, 2003. The increase of $2,391 million resulted primarily from net income of $1,406 million, a decrease in the minimum pension liability adjustment of $1,021 million and a decrease in treasury stock of $101 million, partially offset by dividends declared of $262 million.

OFF-BALANCE SHEET ARRANGEMENTS

The company’s credit operations periodically securitize and sell retail notes to special purpose entities (SPEs) in securitizations of retail notes. The credit operations use these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs enables these operations to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding from securitizations reflects such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. Based on an assessment of these and other factors, the company received $2,269 million of funding and recognized pretax gains of $48 million related to these securitizations during 2004. The company’s total exposure to recourse provisions related to securitized retail notes was $218 million and the total assets held by the SPEs related to securitizations were $3,441 million at October 31, 2004.

At October 31, 2004, the company had guaranteed approximately $40 million of residual values for two operating leases related to an administrative and a manufacturing building. The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued expenses of $9 million related to these agreements at October 31, 2004. The leases have terms expiring in 2006 and 2007.

At October 31, 2004, the company had approximately $95 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2004, the company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2004 was approximately six years.

AGGREGATE CONTRACTUAL OBLIGATIONS

Most of the company’s contractual obligations to make payments to third parties are debt obligations. In addition, the company has off-balance sheet obligations for the purchases of raw materials and services along with agreements for future lease payments. The payment schedule for these contractual obligations in millions of dollars is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt*
Equipment Operations	$2,958	$312	$281	$8	$2,357
Financial Services	11,265	3,146	4,393	1,541	2,185
Total	14,223	3,458	4,674	1,549	4,542
Purchase obligations	2,306	2,274	32
Operating leases	367	75	130	59	103
Capital leases	12	2	3	2	5
Contractual obligations	$16,908	$5,809	$4,839	$1,610	$4,650

*     Principal payments.

CRITICAL ACCOUNTING POLICIES

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company’s financial statements and require the most difficult, subjective or complex judgments. The company’s other accounting policies are described in the Notes to the Consolidated Financial Statements.

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

The sales incentive accruals at October 31, 2004, 2003 and 2002 were $540 million, $444 million and $584 million, respectively. The total incentive accruals recorded at the end of 2004 increased compared to the end of 2003 primarily due to an increase in the sales volume discounts to dealers related to the increase in sales in 2004. In 2003, the sales incentive accruals recorded at year-end decreased, compared to 2002 year-end, primarily due to the volume discounts for the agricultural equipment segment being paid quarterly beginning in 2003 versus annually in 2002.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percentage of sales incentive costs to settlements from dealers. Over the last five fiscal years, this percent has varied by approximately plus or minus .5 percent, compared to the average sales incentive costs to settlements percentage during that period. Holding other assumptions constant, if this loss experience percentage were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2004 would increase or decrease by approximately $25 million.

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

The product warranty accruals at October 31, 2004, 2003 and 2002 were $458 million, $389 million and $332 million, respectively. The increases in 2004 and 2003 were primarily due to the increases in sales volume.

Estimates used to determine the product warranty accruals are significantly affected by the historical percentage of warranty claims costs to sales. Over the last five fiscal years, this loss experience percent has varied by approximately plus or minus .15 percent, compared to the average warranty costs to sales percentage during that period. Holding other assumptions constant, if this estimated loss experience percentage were to increase or decrease .15 percent, the warranty accrual at October 31, 2004 would increase or decrease by approximately $30 million.

Postretirement Benefit Obligations

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

The total net pension and OPEB liabilities recognized at October 31, 2004, 2003 and 2002 were $729 million, $3,804 million and $3,660 million, respectively. The decrease in the total net liabilities recognized at October 31, 2004 is primarily due to the decrease in the minimum pension liability related to the increase in pension plan assets. The increase in plan assets was a result of voluntary company contributions and the return on plan assets.

The effect of hypothetical changes to selected assumptions on the company’s major U. S retirement benefit plans would be as follows in millions of dollars:

		October 31, 2004		2005
		Increase	Increase	Increase
	Percentage	(Decrease)	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Equity**	Expense
Pension
Discount rate***	+/-.5	$(389)/417	$0/(2,436)	$(34)/34
Expected return on assets	+/-.5			(39)/39
OPEB
Discount rate***	+/-.5	(353)/394		(52)/57
Health care cost trend rate***	+/-1.0	716/(630)		170/(148)

*                      Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

**               Pretax minimum pension liability adjustment.

***        Pretax impact on service cost, interest cost and amortization of gains or losses.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses expected from the company’s receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly.

Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 31, 2004, 2003 and 2002 was $201 million, $207 million and $182 million, respectively. The decrease in 2004 was primarily due to improved credit quality and delinquency trends. The increase in 2003 was primarily due to the increase in receivables.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 2 basis points and 15 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the receivable portfolios would result in an increase or decrease of approximately $7 million to the allowance for credit losses at October 31, 2004.

Operating Lease Residual Values

The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the company may record a gain or a loss for the difference between the estimated residual value and the sales price. The residual values are dependent on current economic conditions and are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

The total operating lease residual values at October 31, 2004, 2003 and 2002 were $803 million, $913 million and $1,092 million, respectively. The decreases in 2004 and 2003 were primarily due to the decreases in the level of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 5 percent from the company’s present estimates, the total impact would be to increase the company’s depreciation on equipment on operating leases by approximately $40 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net investment in operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from three to five years.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2004 and 2003 would have been approximately $42 million and $56 million, respectively.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies through 2005 would decrease the 2005 expected net cash inflows by $18 million. At last year end, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $65 million adverse effect on the 2004 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2004, 2003 and 2002

(In millions of dollars except per share amounts)

	2004	2003	2002
Net Sales and Revenues
Net sales	$17,673.0	$13,349.1	$11,702.8
Finance and interest income	1,195.7	1,275.6	1,339.2
Health care premiums and fees	766.2	664.5	636.0
Other income	351.2	245.4	269.0
Total	19,986.1	15,534.6	13,947.0

Costs and Expenses
Cost of sales	13,567.5	10,752.7	9,593.4
Research and development expenses	611.6	577.3	527.8
Selling, administrative and general expenses	2,117.4	1,744.2	1,657.3
Interest expense	592.1	628.5	637.1
Health care claims and costs	650.3	536.1	518.4
Other operating expenses	333.5	324.5	410.3
Total	17,872.4	14,563.3	13,344.3

Income of Consolidated Group before Income Taxes	2,113.7	971.3	602.7
Provision for income taxes	708.5	336.9	258.3
Income of Consolidated Group	1,405.2	634.4	344.4

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.6	.2	(3.8)
Other	.3	8.5	(21.4)
Total	.9	8.7	(25.2)

Net Income	$1,406.1	$643.1	$319.2

Per Share Data
Net income – basic	$5.69	$2.68	$1.34
Net income – diluted	$5.56	$2.64	$1.33
Dividends declared	$1.06	$.88	$.88

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2004 and 2003

(In millions of dollars except per share amounts)

	2004	2003
ASSETS
Cash and cash equivalents	$3,181.1	$4,384.5
Marketable securities	246.7	231.8
Receivables from unconsolidated affiliates	17.6	303.2
Trade accounts and notes receivable - net	3,206.9	2,619.3
Financing receivables - net	11,232.6	9,974.2
Other receivables	663.0	428.3
Equipment on operating leases - net	1,296.9	1,381.9
Inventories	1,999.1	1,366.1
Property and equipment - net	2,161.6	2,075.6
Investments in unconsolidated affiliates	106.9	195.5
Goodwill	973.6	872.1
Other intangible assets - net	21.7	252.9
Prepaid pension costs	2,493.1	62.6
Other assets	515.4	534.3
Deferred income taxes	528.1	1,476.1
Deferred charges	109.7	99.6

Total Assets	$28,754.0	$26,258.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$3,457.5	$4,347.2
Payables to unconsolidated affiliates	142.3	87.8
Accounts payable and accrued expenses	3,973.6	3,105.5
Health care claims and reserves	135.9	94.1
Accrued taxes	179.2	226.5
Deferred income taxes	62.6	30.7
Long-term borrowings	11,090.4	10,404.2
Retirement benefit accruals and other liabilities	3,319.7	3,959.9
Total liabilities	22,361.2	22,255.9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 600,000,000 shares; issued – 268,215,602 shares in 2004 and 2003), at stated value	2,043.5	1,987.8
Common stock in treasury, 21,356,458 shares in 2004 and 24,694,170 shares in 2003, at cost	(1,040.4)	(1,141.4)
Unamortized restricted stock compensation	(12.7)	(5.8)
Retained earnings	5,445.1	4,329.5
Total	6,435.5	5,170.1
Minimum pension liability adjustment	(57.2)	(1,078.0)
Cumulative translation adjustment	9.1	(79.2)
Unrealized loss on derivatives	(6.4)	(22.4)
Unrealized gain on investments.	11.8	11.6
Accumulated other comprehensive income (loss)	(42.7)	(1,168.0)
Total stockholders’ equity	6,392.8	4,002.1

Total Liabilities and Stockholders’ Equity	$28,754.0	$26,258.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2004, 2003 and 2002

(In millions of dollars)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$1,406.1	$643.1	$319.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	51.4	106.8	160.7
Provision for depreciation and amortization	621.0	631.4	725.3
Undistributed earnings of unconsolidated affiliates	20.7	(5.5)	22.7
Provision (credit) for deferred income taxes	385.0	33.1	(1.2)
Changes in assets and liabilities:
Receivables	(477.8)	182.3	158.2
Inventories	(293.7)	84.1	85.8
Accounts payable and accrued expenses	872.7	(184.9)	144.0
Other*	(1,422.9)	45.3	263.6
Net cash provided by operating activities	1,162.5	1,535.7	1,878.3

Cash Flows from Investing Activities
Collections of receivables	10,233.6	9,077.6	6,987.0
Proceeds from sales of financing receivables	2,333.6	1,941.0	2,967.8
Proceeds from maturities and sales of marketable securities	66.7	76.4	75.4
Proceeds from sales of equipment on operating leases	444.4	514.5	495.2
Proceeds from sales of businesses	90.6	22.5	53.5
Cost of receivables acquired	(13,628.2)	(11,576.8)	(9,955.3)
Purchases of marketable securities	(79.6)	(118.2)	(87.8)
Purchases of property and equipment	(363.8)	(309.6)	(358.7)
Cost of operating leases acquired	(571.1)	(473.7)	(487.9)
Acquisitions of businesses, net of cash acquired	(192.9)	(10.6)	(19.0)
Decrease (increase) in receivables from unconsolidated affiliates	(68.7)	(6.8)	14.8
Other	(.1)	(32.4)	1.0
Net cash used for investing activities	(1,735.5)	(896.1)	(314.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(356.0)	126.9	(1,413.2)
Proceeds from long-term borrowings	2,189.5	3,312.9	4,573.7
Principal payments on long-term borrowings	(2,312.7)	(2,542.7)	(2,771.0)
Proceeds from issuance of common stock	250.8	174.5	48.0
Repurchases of common stock	(193.1)	(.4)	(1.2)
Dividends paid	(246.6)	(210.5)	(208.9)
Other	(.4)	(1.8)	(1.5)
Net cash provided by (used for) financing activities	(668.5)	858.9	225.9

Effect of Exchange Rate Changes on Cash	38.1	71.1	(5.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,203.4)	1,569.6	1,784.9
Cash and Cash Equivalents at Beginning of Year	4,384.5	2,814.9	1,030.0
Cash and Cash Equivalents at End of Year	$3,181.1	$4,384.5	$2,814.9

The notes to consolidated financial statements are an integral part of this statement.

*                                         Primarily related to pension and other postretirement benefits in 2004.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2002, 2003 and 2004

(In millions of dollars)

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2001	$3,992.2	$1,948.6	$(1,405.5)	$(16.8)	$3,834.8	$(368.9)
Comprehensive income (loss)
Net income	319.2				319.2
Other comprehensive income (loss)
Minimum pension liability adjustment	(1,015.9)					(1,015.9)
Cumulative translation adjustment	(7.6)					(7.6)
Unrealized gain on derivatives	25.0					25.0
Unrealized gain on investments	1.0					1.0
Total comprehensive income (loss)	(678.3)
Repurchases of common stock	(1.2)		(1.2)
Treasury shares reissued	84.5		84.5
Dividends declared	(209.3)				(209.3)
Other stockholder transactions	(24.7)	8.4		(1.0)	(32.1)
Balance October 31, 2002	3,163.2	1,957.0	(1,322.2)	(17.8)	3,912.6	(1,366.4)
Comprehensive income
Net income	643.1				643.1
Other comprehensive income (loss)
Minimum pension liability adjustment	(45.9)					(45.9)
Cumulative translation adjustment	213.9					213.9
Unrealized gain on derivatives	24.6					24.6
Unrealized gain on investments	5.8					5.8
Total comprehensive income	841.5
Repurchases of common stock	(.4)		(.4)
Treasury shares reissued	181.2		181.2
Dividends declared	(211.2)				(211.2)
Other stockholder transactions	27.8	30.8		12.0	(15.0)
Balance October 31, 2003	4,002.1	1,987.8	(1,141.4)	(5.8)	4,329.5	(1,168.0)
Comprehensive income
Net income	1,406.1				1,406.1
Other comprehensive income
Minimum pension liability adjustment	1,020.8					1,020.8
Cumulative translation adjustment	88.3					88.3
Unrealized gain on derivatives	16.0					16.0
Unrealized gain on investments	.2					.2
Total comprehensive income	2,531.4
Repurchases of common stock	(193.1)		(193.1)
Treasury shares reissued	294.1		294.1
Dividends declared	(262.2)				(262.2)
Other stockholder transactions	20.5	55.7		(6.9)	(28.3)
Balance October 31, 2004	$6,392.8	$2,043.5	$(1,040.4)	$(12.7)	$5,445.1	$(42.7)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2004 include undistributed earnings of the unconsolidated affiliates of $10 million. Dividends from unconsolidated affiliates were $22 million in 2004, $3 million in 2003 and $2 million in 2002 (see Note 6).

Special purpose entities (SPEs) related to the sale and securitization of financing receivables, which are also variable interest entities (VIEs), are not consolidated since the company does not control these entities, and they either meet the requirements of qualified special purpose entities, or the company is not the primary beneficiary. In addition, the specified assets in these VIEs related to the company’s securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation (see Note 10).

Certain amounts for prior years have been reclassified to conform with 2004 financial statement presentations.

Structure of Operations

Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis. The special technologies operations were combined with the agricultural equipment operations in 2004 (see Note 27).

Financial Services — Includes the company’s credit, health care and certain miscellaneous service operations, which were added in 2004.

Consolidated — Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the company” refer to the entire enterprise.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Sales of equipment and service parts are recorded when title and all risk of ownership are transferred to the independent dealer based on the agreement in effect with the dealer. In the U.S. and most international locations, this transfer occurs when goods are shipped to the dealer. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer. Accordingly, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment. Service parts returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

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

Product Warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are usually estimated based on historical warranty claims (see Note 20).

Sales of Receivables

Certain financing receivables are periodically sold to SPEs in securitization transactions (see Note 10). Gains or losses from these sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax as a component of other comprehensive income, which is recorded directly in stockholders’ equity until realized.

Depreciation and Amortization

Property and equipment, capitalized software and other intangible assets are depreciated over their estimated useful lives using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

Impairment of Long-Lived Assets and Goodwill

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net loss for 2004, 2003 and 2002 was $26 million, $6 million and $36 million, respectively.

Stock-Based Compensation

The company has retained the intrinsic value method of accounting for its plans in accordance with Accounting Principles Board (APB) Opinion No. 25. No compensation expense for stock options was recognized under this method since the options’ exercise prices were not less than the market prices of the stock at the dates the options were awarded (see Note 22). The stock-based compensation expense recognized in earnings relates to restricted stock awards. For disclosure purposes under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, the Black-Scholes option pricing model was used to calculate the “fair values” of stock options on the date the options were awarded. Based on this model, the weighted-average fair values of stock options awarded during 2004, 2003 and 2002 with the exercise price equal to the market price were $12.40, $9.55 and $11.42 per option, respectively.

Pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123 had been used for stock-based compensation, and the assumptions used were as follows with dollars in millions except per share amounts:

	2004	2003	2002
Net income as reported	$1,406	$643	$319
Add:
Stock-based employee compensation costs, net of tax, included in net income	5	3	2
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(31)	(32)	(37)
Pro forma net income	$1,380	$614	$284
Net income per share:
As reported – basic	$5.69	$2.68	$1.34
Pro forma – basic	$5.58	$2.56	$1.19
As reported – diluted	$5.56	$2.64	$1.33
Pro forma – diluted	$5.47	$2.53	$1.19
Black-Scholes assumptions*
Risk-free interest rate	2.6%	2.4%	3.6%
Dividend yield	1.4%	1.9%	2.1%
Stock volatility	27.8%	29.8%	36.0%
Expected option life in years	3.2	3.4	3.7

*     Weighted-averages

New Accounting Standard to be Adopted

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment.  This standard eliminated the alternative of accounting for share-based compensation using APB Opinion No. 25.  The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued.  The effective date for the company is the beginning of the fourth fiscal quarter of 2005.  The impact of the adoption on the company’s financial position or net income has not been determined.

New Accounting Standards Adopted

In 2004, the company adopted FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the company must consolidate any variable interest entities (VIEs) in which the company holds variable interests and the company is deemed the primary beneficiary. As disclosed in Note 10, the company’s credit operations hold retained interests in certain special purpose entities (SPEs) related to the securitization and sale of their retail notes. These SPEs are defined as VIEs. Under the Interpretation, most of the company’ retained interests are not deemed variable interests because they are interests in a VIE’s specified assets with a fair value that is less than half the fair value of the VIE’s total assets. In addition, these specified assets are not the only source of payment for specified liabilities or other interests of these VIE’s and, therefore, do not require consolidation under the Interpretation. The company’s remaining retained interests are with qualified special purpose entities (QSPEs) as defined by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are exempt from consolidation. The adoption of this standard did not require the consolidation of any SPEs related to securitizations. The effect of the adoption for other VIEs did not have a material effect on the company’s financial position or net income.

In 2004, the company also adopted FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106. This Statement added certain disclosure requirements for the major categories of plan assets, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer’s contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. This Statement required additional disclosure only and had no effect on the company’s financial position or net income (see Note 3).

In December 2003, the U.S. Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. The company believes its retiree health and accident plan is at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. The subsidy will be based on approximately 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000. The company elected to defer the recognition of the effects of the Act on the financial statements until final authoritative guidance on the subsidy was issued by the FASB. The final guidance under FASB Staff Position (FSP) Financial Accounting Standards (FAS) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued May 19, 2004. The company adopted the guidance on a prospective basis in the third quarter of 2004. Treating the future subsidy under the Act as an actuarial experience gain, as required by the guidance, decreased the accumulated postretirement benefit obligation at the beginning of the third quarter by approximately $410 million. The subsidy also decreased the net periodic postretirement benefit cost for the last half of 2004 by approximately $42 million.

Acquisitions and Dispositions

The following acquisitions and dispositions were made which did not materially affect the company’s financial statements. In December 2003 and March 2004, the company exercised call options purchasing an additional 59 percent ownership interest in Nortrax, Inc. for $151 million, increasing its ownership interest to 100 percent, which included approximately $110 million for previously accrued costs related to the call option amount, approximately $30 million for goodwill and the remainder for identifiable net assets. In March 2004, the company exercised a call option purchasing an additional 60 percent ownership interest in Nortrax Investments, Inc. for $16 million, increasing its ownership interest to 100 percent, which included approximately $10 million for previously accrued costs related to the call option amount, approximately $2 million for goodwill and the remainder for identifiable net assets. In August 2004, the company exercised a call option purchasing an additional 66 percent of Ontrac Holdings, Inc. for $19 million, increasing its ownership to 100 percent, which included approximately $11 million for goodwill and the remainder for identifiable net assets. The goodwill generated in these acquisitions was the result of the future cash flows and related fair values of the entities acquired exceeding the fair values of the entities’ identifiable assets and liabilities. Nortrax, Inc. was consolidated at the end of December 2003, Nortrax Investments, Inc. was consolidated at the end of March 2004 and Ontrac Holdings, Inc. was consolidated at the end of August 2004, due to majority ownership interests. These entities also included approximately $30 million of existing goodwill, which was also included on the company’s balance sheet when they were consolidated. None of the goodwill is deductible for tax purposes. The other intangibles purchased with these entities were not material. All the entities described above, which are collectively called Nortrax, are included in the construction and forestry segment of the company’s operations and are involved in the ownership and development of several construction equipment dealer locations. The total values assigned to major assets and liabilities of the Nortrax entities related to the portion of additional ownership acquired during 2004 were approximately $175 million for inventories, $35 million for trade receivables, $43 million for goodwill, $25 million for property and equipment, $25 million for other assets, $215 million for payables to the company and $25 million of other liabilities. The pro forma results of the company’s operations as if these acquisitions had occurred at the beginning of the fiscal year would not differ materially from reported results.

In November 2003, the company sold its 49 percent minority ownership in Sunstate Equipment Co., LLC, which was a rental equipment company included in the construction and forestry operations on the equity accounting basis. The gain on the sale was approximately $30 million pretax, recorded in other income, and $22 million after-tax. The equity income included in the financial statements for the periods presented was not material.

2. SPECIAL ITEMS

In 2001 and 2002, the company announced certain actions aimed at increasing efficiency and reducing costs. As a result, the company recognized asset write-downs and liabilities related to these costs. Following are descriptions of these actions and tables of the write-downs and liabilities related to the restructuring charges as they affected the financial statements during 2002, 2003 and 2004. There have been no material revisions to any of these restructuring plans. The annual pretax increase in earnings and cash flows have been approximately $100 million as expected. The restructurings primarily have reduced cost of sales by approximately $300 million and selling, administrative and general expenses by $30 million, partially offset by a reduction in sales of $230 million.

2002 Restructuring Charges

The expense (income) and liabilities for restructuring items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Liabilities 2001	Expense (Income)		Payments	Liabilities 2002
Property and equipment write-downs		$29
Inventory write-downs		5
Total write-downs		34
Termination benefits	$24	12		$(25)	$11
Contract terminations	27	12		(21)	18
Warranties and product returns	16	(8)		(7)	1
Other costs	7	8		(3)	12
Total accruals	$74	24		$(56)	$42
Total		$58	*

	2001	Additions		Terminated	2002
Employees to be terminated	1,000	900		(1700)	200

*     In addition to these charges, the company recognized $11 million of other restructuring costs as incurred for a total of $69 million restructuring costs. The restructuring costs of $69 million have been reduced by $14 million for adjustments ($10 million cost of sales and $4 million selling, administrative and general expenses) due to changes in prior-year estimates as described below. Early-retirement programs also totaled $3 million in 2002 for a total of $72 million of special items.

The costs for restructuring items in 2002 totaled $69 million consisting of $68 million of cost of sales and $1 million of other expenses, as discussed below. The beginning balances shown above relate to special items in 2001 for exiting the hand-held consumer products business included in the commercial and consumer equipment segment and a restructuring to reduce manufacturing and marketing costs in the construction and forestry segment.

In 2002, the company’s commercial and consumer equipment segment announced plans to close facilities in Williamsburg, Virginia and Jeffersonville, Indiana and streamline operations at Horicon, Wisconsin. As a result of these actions, a cost of $38 million was recognized, partially offset by $14 million for adjustments related to exiting the hand-held consumer products business in 2001. The net restructuring cost of $24 million consisted of property and equipment write-downs of $6 million, inventory write-downs of $1 million, contract terminations of $8 million, termination benefits of $3 million for approximately 200 employees and other costs of $6 million.

In 2002, the construction and forestry segment announced plans to close the Loudon, Tennessee factory and relocate the skid-steer loader production to its Dubuque, Iowa facility. Primarily as a result of this closure, a total cost of $27 million was recognized consisting of property and equipment write-downs of $14 million, inventory write-downs of $1 million, contract terminations of $4 million, termination benefits of $4 million for approximately 400 employees and other costs of $4 million.

In 2002, the company’s agricultural equipment segment recognized $12 million of impairment and reorganization costs primarily in its Argentina operations consisting of property and equipment write-downs of $8 million, inventory write-downs of $2 million, termination benefits of $1 million for approximately 100 employees and other costs of $1 million. The company’s special technologies group, which is included in the agricultural equipment segment (see Note 27), recognized $9 million of costs primarily related to the closure of a facility in Springfield, Illinois and the restructuring of Agris Corporation. These costs consisted of termination benefits of $4 million for approximately 200 employees, property and equipment write-downs of $1 million, inventory write-downs of $1 million and other costs of $3 million.

2003 Restructuring Charges

The income and liabilities for restructuring items at October 31 in millions of dollars and the number of employees to be terminated were as follows:

	Liabilities 2002	Adjustment Income**	Payments	Liabilities 2003
Termination benefits	$11	$(1)	$(10)
Contract terminations	18	(3)	(1)	$14
Warranties and product returns	1	(1)
Other costs	12	(2)	(8)	2
Total	$42	$(7)*	$(19)	$16

	2002	Additions	Terminated	2003
Employees to be terminated	200		(200)

*                 In addition to these accrual adjustments, the company recognized $2 million of other restructuring costs as incurred related to these actions for a net total $5 million of restructuring income.

**          These are adjustments of prior year accruals due to changes in estimates.

The income from restructuring items in 2003 totaled $5 million consisting of credits of $2 million to cost of sales and $3 million to selling, administrative and general expenses. The beginning balances shown above relate to special items shown in the previous table for 2002.

2004 Restructuring Charges

The income and liabilities for restructuring items at October 31 in millions of dollars were as follows:

	Liabilities 2003	Adjustment Income*	Payments	Liabilities 2004
Contract terminations	$14	$(2)	$(12)	$
Other costs	2	(1)	(1)
Total	$16	$(3)	$(13)	$

*     These are adjustments of prior year accruals due to changes in estimates.

The income from restructuring items in 2004 totaled $3 million consisting of a credit to cost of sales. The beginning balances shown above relate to special items shown in the previous table for 2003.

3. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The company also has several defined benefit health care and life insurance plans for retired employees in the U.S. and Canada. The company uses an October 31 measurement date for these plans.

The worldwide components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2004	2003	2002
Pensions
Service cost	$130	$111	$107
Interest cost	454	450	448
Expected return on plan assets	(619)	(558)	(619)
Amortization of actuarial loss	49	40	2
Amortization of prior service cost	41	40	30
Amortization of net transition asset			(1)
Special early-retirement benefits	3		3
Settlements/curtailments			6
Net cost (income)	$58	$83	$(24)
Weighted-average assumptions
Discount rates	6.0%	6.7%	7.2%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	8.5%	8.5%	9.7%

The worldwide components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2004	2003	2002
Health care and life insurance
Service cost	$99	$88	$83
Interest cost	314	287	224
Expected returns on plan assets	(52)	(39)	(44)
Amortization of actuarial loss	304	176	46
Amortization of prior service cost	(129)	(2)	(6)
Special early-retirement benefits	2
Net cost	$538	$510	$303
Weighted-average assumptions
Discount rates	6.1%	6.8%	7.2%
Expected long-term rates of return	8.5%	8.5%	9.7%

The following is the percentage allocation for the total pension and health care plan assets (similar for both plans) at October 31:

	Allocation Percent
	2004	2003
Equity securities	56%	61%
Debt securities	25	21
Real estate	4	4
Other	15	14

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The target allocations are approximately 60 percent for equity securities, 20 percent for debt securities, 4 percent for real estate and 16 percent for other. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Although not a guarantee of future results, the average annual return of the company’s U.S. pension fund was 11 percent during the past ten years and 12 percent during the past 20 years. The discount rate assumption is based on investment yields available on AA rated long-term corporate bonds.

The company expects to contribute approximately $130 million to its pension plans and approximately $680 million to its health care and life insurance plans in 2005, which include direct benefit payments on unfunded plans. These expected contributions also include voluntary contributions to the U.S. pension plans of approximately $100 million and the health care plans of approximately $400 million during 2005.

A worldwide reconciliation of the funded status of the benefit plans and the assumptions related to the obligations at October 3l in millions of dollars follows:

	Pensions		Health Care and Life Insurance
	2004	2003	2004	2003
Change in benefit obligations
Beginning of year balance	$(7,790)	$(6,840)	$(5,408)	$(4,108)
Service cost	(130)	(111)	(99)	(88)
Interest cost	(454)	(450)	(314)	(287)
Actuarial loss	(474)	(534)	(209)	(1,578)
Amendments	(3)	(190)	92	424
Benefits paid	516	484	260	238
Special early-retirement benefits	(3)		(2)
Foreign exchange and other	(65)	(149)	(10)	(9)
End of year balance	(8,403)	(7,790)	(5,690)	(5,408)
Change in plan assets (fair value)
Beginning of year balance	5,987	5,024	577	410
Actual return on plan assets	594	958	60	92
Employer contribution	1,548	432	304	313
Benefits paid	(516)	(484)	(260)	(238)
Foreign exchange and other	22	57	5
End of year balance	7,635	5,987	686	577
Plan obligation more than plan assets	(768)	(1,803)	(5,004)	(4,831)
Unrecognized actuarial loss	2,551	2,094	2,768	2,869
Unrecognized prior service (credit) cost	217	254	(387)	(423)
Net amount recognized	2,000	545	(2,623)	(2,385)
Minimum pension liability adjustment	(106)	(1,964)
Net asset (liability) recognized	$1,894	$(1,419)	$(2,623)	$(2,385)
Amounts recognized in balance sheet
Prepaid benefit cost	$2,493	$63
Accrued benefit liability	(599)	(1,482)	$(2,623)	$(2,385)
Intangible asset	18	250
Accumulated pretax charge to other comprehensive income	88	1,714
Net amount recognized	$2,000	$545	$(2,623)	$(2,385)
Weighted-average assumptions
Discount rates	5.5%	6.0%	5.5%	6.0%
Rate of compensation increase	3.9%	3.9%

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations at October 31, 2004 were assumed to be 9.0 percent for 2005 graded down evenly to 5.0 percent for 2009 and all future years. The obligations at October 31, 2003 assumed 10.0 percent for 2004 graded down evenly to 5.0 percent for 2009. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2004 by $724 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $66 million. A decrease of one percentage point would decrease the obligations by $636 million and the cost by $56 million.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars.

	Pensions	Health Care and Life Insurance	Health Care Subsidy Receipts*
2005	$520	$277
2006	531	296	$(10)
2007	535	314	(12)
2008	543	330	(12)
2009	542	343	(12)
2010 to 2014	2,910	1,929	(62)

*     See Note 1 for Medicare subsidy.

The total accumulated benefit obligations for all pension plans at October 31, 2004 and 2003 was $7,954 million and $7,390 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $732 million and $141 million, respectively, at October 31, 2004 and $7,186 million and $5,745 million, respectively, at October 31, 2003.  The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $4,725 million and $3,773 million, respectively, at October 31, 2004 and $7,569 million and $5,745 million, respectively, at October 31, 2003.

The minimum pension liability adjustment recorded by the company was $106 million and $1,964 million as of October 31, 2004 and 2003, respectively. The decrease in the adjustment, compared to last year, was a result of an increase in the fair value of plan assets due to voluntary company contributions and the return on plan assets during 2004.

See Note 23 for defined contribution plans related to employee investment and savings.

4. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2004	2003	2002
Current:
U.S.:
Federal	$109	$96	$145
State	5	4	1
Foreign	206	200	109
Total current	320	300	255
Deferred:
U.S.:
Federal	306	59	6
State	37	3	2
Foreign	46	(25)	(5)
Total deferred	389	37	3
Provision for income taxes	$709	$337	$258

Based upon location of the company’s operations, the consolidated income before income taxes in the U.S. in 2004, 2003 and 2002 was $1,253 million, $428 million and $327 million, respectively, and in foreign countries was $861 million, $543 million and $276 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2004	2003	2002
U.S. federal income tax provision at a statutory rate of 35 percent	$740	$340	$211
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	27	4	2
Taxes on foreign activities	(21)	(4)	(1)
Goodwill amortization			10
Nondeductible costs and other-net	(37)	(3)	36
Provision for income taxes	$709	$337	$258

At October 31, 2004, accumulated earnings in certain subsidiaries outside the U.S. totaled $556 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Postretirement benefit accruals	$1,017		$911
Prepaid pension costs		$778		$215
Accrual for sales allowances	304		266
Tax over book depreciation		263		215
Deferred lease income		159		169
Accrual for employee benefits	126		60
Allowance for credit losses	79		79
Tax loss and tax credit carryforwards	55		37
Undistributed foreign earnings		44		20
Intercompany profit in inventory	36		21
Minimum pension liability adjustment	30		636
Other items	122	60	103	49
Deferred income tax assets and liabilities	$1,769	$1,304	$2,113	$668

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2004, certain tax loss and tax credit carryforwards for $55 million were available with $35 million expiring from 2007 through 2022 and $20 million with an unlimited expiration date.

5. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2004	2003	2002
Other income
Gains from sales of retail notes and leases*	$50	$54	$81
Securitization and servicing fee income	58	55	50
Revenues from services	103	45	51
Investment income	12	11	12
Other**	128	80	75
Total	$351	$245	$269
Other operating expenses
Depreciation of equipment on operating leases	$239	$273	$316
Cost of services	55	20	31
Other***	39	32	63
Total	$333	$325	$410

*                      Includes securitizations and other sales of retail notes and leases.

**               Includes gain from the sale of Sunstate Equipment Co., LLC in 2004 (see Note 1).

***        Includes Argentine peso devaluation losses in 2002.

6. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Bell Equipment Limited (32 percent ownership) and A&I Products (36 percent ownership). During 2004, the company increased its minority ownership in Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc. to 100 percent, at which time they were consolidated, and the company sold its minority ownership in Sunstate Equipment Co., LLC (see Note 1). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income of these companies is reported in the consolidated income statement under “Equity in Income (Loss) of Unconsolidated Affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2004	2003	2002
Sales	$1,798	$1,929	$1,605
Net income (loss)	2	23	(38)
Deere & Company’s equity in net income (loss)	1	9	(25)

Financial Position	2004	2003
Total assets	$839	$1,297
Total external borrowings	173	384
Total net assets	253	445
Deere & Company’s share of the net assets	107	196

7. MARKETABLE SECURITIES

Marketable securities are currently held by the health care subsidiaries. All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
Equity securities	$25	$3		$28
U.S. government debt securities	73	2	$1	74
Corporate debt securities	72	2		74
Mortgage-backed debt securities	70	1		71
Marketable securities	$240	$8	$1	$247

2003
Equity securities	$25	$3	$1	$27
U.S. government debt securities	62	2		64
Corporate debt securities	81	4	1	84
Mortgage-backed debt securities	57	1	1	57
Marketable securities	$225	$10	$3	$232

The contractual maturities of debt securities at October 31, 2004 in millions of dollars follow:

	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one through five years	63	66
Due after five through 10 years	67	68
Due after 10 years	76	76
Debt securities	$215	$219

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $34 million in 2004, $20 million in 2003 and $34 million in 2002. Realized gains and losses,unrealized gains and losses, and the increase (decrease) in the net unrealized gains or losses were not significant in those years. The unrealized losses at October 31, 2004 were primarily the result of an increase in interest rates affecting the fair value of certain debt securities. The company has the ability and intent to hold these investments for a recovery of the cost.

8. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2004	2003
Trade accounts and notes:
Agricultural	$1,838	$1,711	*
Commercial and consumer	793	683
Construction and forestry	576	225
Trade accounts and notes receivable–net	$3,207	$2,619

*     Restated to include special technologies group (see Note 27).

At October 31, 2004 and 2003, dealer notes included in the previous table were $411 million and $428 million, and the allowance for doubtful trade receivables was $56 million and $58 million, respectively.

The Equipment Operations sell a significant portion of newly originated trade receivables to the credit operations and provide compensation to the credit operations at market rates of interest for these receivables.

Trade accounts and notes receivable primarily arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to 12 months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

9. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2004	2003
Retail notes:
Equipment:
Agricultural	$5,713	$4,995
Commercial and consumer	1,161	1,092
Construction and forestry	1,749	1,515
Recreational products	75	114
Total	8,698	7,716
Wholesale notes	941	828
Revolving charge accounts	1,513	1,164
Financing leases	803	759
Operating loans	380	543
Total financing receivables	12,335	11,010
Less:
Unearned finance income:
Equipment notes	834	755
Recreational product notes	22	34
Financing leases	101	98
Total	957	887
Allowance for doubtful receivables	145	149
Financing receivables – net	$11,233	$9,974

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

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2004	2003
Due in months:
0 – 12	$5,939	$5,282
13 – 24	2,486	2,194
25 – 36	1,822	1,602
37 – 48	1,131	1,101
49 – 60	729	607
Thereafter	228	224
Total	$12,335	$11,010

The maximum terms for retail notes are generally eight years for agricultural equipment, six years for commercial and consumer equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is 12 months.

At October 31, 2004 and 2003, the unpaid balances of retail notes and leases previously sold by the credit operations were $3,398 million and $2,916 million, respectively. The retail notes sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2004 and 2003, worldwide financing receivables administered, which include financing receivables and leases previously sold but still administered, totaled $14,631 million and $12,890 million, respectively.

Total financing receivable amounts 60 days or more past due were $41 million at October 31, 2004, compared with $51 million at October 31, 2003. These past-due amounts represented .36 percent of the receivables financed at October 31, 2004 and .50 percent at October 31, 2003. The allowance for doubtful financing receivables represented 1.28 percent and 1.47 percent of financing receivables outstanding at October 31, 2004 and 2003, respectively. In addition, at October 31, 2004 and 2003, the company’s credit operations had $184 million and $175 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2004	2003	2002
Balance, beginning of the year	$149	$136	$126
Provision charged to operations	43	84	156
Amounts written off	(37)	(56)	(128)
Other changes primarily related to transfers for retail note sales	(10)	(15)	(18)
Balance, end of the year	$145	$149	$136

10. SALE AND SECURITIZATION OF FINANCING RECEIVABLES

The company periodically sells receivables to special purpose entities (SPEs) in securitizations of retail notes. It retains interest-only strips, servicing rights, and in some cases, reserve accounts and subordinated certificates, all of which are retained interests in the securitized receivables. The retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The company retains the rights to certain future cash flows and in the U.S. transactions receives annual servicing fees approximating 1 percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing. The company’s maximum exposure under recourse provisions related to securitizations at October 31, 2004 and 2003 was $218 million and $236 million, respectively. The recourse provisions include the fair value of the retained interests and all other recourse obligations contractually specified in the securitization agreements. The company does not record the other recourse obligations as liabilities as they are contingent liabilities that are remote at this time. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due. The company’s retained interests are subordinate to investors’ interests, and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to securitizations at October 31, 2004 and 2003 were $3,441 million and $2,964 million, respectively.

Pretax gains in millions of dollars on retail notes securitized and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2004	2003	2002
Pretax gains	$48	$50	$71
Weighted-average maturities in months	20	21	19
Average annual prepayment rates	20%	19%	22%
Average expected annual credit losses	.38%	.42%	.42%
Discount rates on retained interests and subordinate tranches	13%	13%	13%

Cash flows received from securitization trusts in millions of dollars were as follows:

	2004	2003	2002
Proceeds from new securitizations	$2,269	$1,891	$2,870
Servicing fees received	30	24	28
Other cash flows received	66	49	103

Components of retained interests in securitization of retail notes at October 31 in millions of dollars follow:

	2004	2003
Interest only strips	$70	$104
Reserve accounts held for benefit of securitization entities	43	30
Subordinated certificates	16	12
Retained interests	$129	$146

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2004	2003
Retail note securitizations
Carrying amount/fair value of retained interests	$129	$146
Weighted-average life (in months)	16	16
Prepayment speed assumption (annual rate)	20%	20%
Impact on fair value of 10% adverse change	$1.8	$1.9
Impact on fair value of 20% adverse change	$3.6	$3.8
Expected credit losses (annual rate)	.40%	.40%
Impact on fair value of 10% adverse change	$2.0	$1.8
Impact on fair value of 20% adverse change	$4.0	$3.6
Residual cash flows discount rate (annual)	13%	13%
Impact on fair value of 10% adverse change	$3.6	$3.6
Impact on fair value of 20% adverse change	$7.1	$7.0

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear.

Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas changes in one factor may result in changes in another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Principal balances of owned, securitized and total managed retail notes; past due amounts; and credit losses (net of recoveries) as of and for the years ended October 31, in millions of dollars follow:

	Principal Outstanding	Principal 60 Days or More Past Due	Net Credit Losses
2004
Owned	$7,648	$20	$9
Securitized	3,215	10	5
Managed	$10,863	$30	$14

2003
Owned	$6,759	$30	$27
Securitized	2,752	12	11
Managed	$9,511	$42	$38

The amount of actual and projected future credit losses as a percent of the original balance of retail notes securitized (expected static pool losses) were as follows:

	Retail Notes Securitized In
	2004	2003	2002
Actual and Projected Losses (%) as of October 31:
2004	.59%	.49%	.50%
2003		.67%	.53%
2002			.61%

11. OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

	2004	2003
Taxes receivable	$424	$176
Receivables relating to securitizations	113	134
Other	126	118
Other receivables	$663	$428

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

12. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,297 million and $1,382 million at October 31, 2004 and 2003, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $468 million and $535 million at October 31, 2004 and 2003, respectively. The corresponding depreciation expense was $239 million in 2004, $273 million in 2003 and $316 million in 2002.

Future payments to be received on operating leases totaled $676 million at October 31, 2004 and are scheduled as follows in millions of dollars: 2005 – $284, 2006 – $199, 2007 – $114, 2008 – $59 and 2009 – $20.

13. INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 61 percent and 67 percent of worldwide gross inventories at FIFO value on October 31, 2004 and 2003, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2004	2003
Raw materials and supplies	$589	$496
Work-in-process	408	388
Finished machines and parts	2,004	1,432
Total FIFO value	3,001	2,316
Less adjustment to LIFO value	1,002	950
Inventories	$1,999	$1,366

14. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Average Useful Lives (Years)	2004	2003
Land		$79	$68
Buildings and building equipment	26	1,464	1,366
Machinery and equipment	10	2,870	2,705
Dies, patterns, tools, etc	7	987	932
All other	5	626	671
Construction in progress		156	92
Total at cost		6,182	5,834
Less accumulated depreciation		4,020	3,758
Property and equipment – net		$2,162	$2,076

Leased property under capital leases amounting to $13 million and $19 million at October 31, 2004 and 2003, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation. Property and equipment additions in 2004, 2003 and 2002 were $365 million, $320 million and $358 million and depreciation was $342 million, $319 million and $310 million, respectively.

Capitalized software is stated at cost less accumulated amortization and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2004 and 2003 were $315 million and $276 million, less accumulated amortization of $240 million and $207 million, respectively. Amortization of these software costs was $38 million, in 2004, 2003 and 2002.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

15. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

Upon the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal year 2003, goodwill was no longer amortized and will be written down in the future only for impairments. Goodwill is reviewed for impairment by reporting unit based on fair values annually or as events and circumstances change.

Pro forma net income and net income per share, excluding goodwill amortization, were as follows with dollars in millions except per share amounts:

	2004	2003	2002
Net income as reported	$1,406	$643	$319
Goodwill amortization, net of tax			53
Pro forma net income	$1,406	$643	$372
Basic net income per share:
Net income as reported	$5.69	$2.68	$1.34
Goodwill amortization, net of tax			.22
Pro forma net income	$5.69	$2.68	$1.56
Diluted net income per share:
Net income as reported	$5.56	$2.64	$1.33
Goodwill amortization, net of tax			.22
Pro forma net income	$5.56	$2.64	$1.55

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2004*	2003
Agricultural equipment	$101	$94	**
Commercial and consumer equipment	299	305
Construction and forestry	574	473
Total goodwill	$974	$872

*                 The change in goodwill between years for construction and forestry was primarily due to $73 million goodwill from the additional acquisition and consolidation of Nortrax (see Note 1). The remaining changes are due to fluctuations in foreign currency exchange rates.

**          Restated to include special technologies group (see Note 27).

The components of other intangible assets are as follows in millions of dollars:

	2004	2003
Amortized intangible assets:
Gross patents, licenses and other	$12	$9
Accumulated amortization	(8)	(6)
Net patents, licenses and other	4	3
Unamortized intangible assets:
Intangible asset related to minimum pension liability	18	250
Total other intangible assets-net	$22	$253

Other intangible assets, excluding the intangible pension asset, are stated at cost less accumulated amortization and are being amortized over 17 years or less on the straight-line basis. The intangible pension asset is remeasured and adjusted annually.  The decrease in the intangible pension asset is a result of the decrease in the minimum pension liability due primarily to voluntary company contributions to the pension plan and the return on plan assets. The amortization of other intangible assets is not significant.

16. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2004	2003
Equipment Operations
Commercial paper	$258	$279
Notes payable to banks	19	35
Long-term borrowings due within one year	35	263
Total	312	577
Financial Services
Commercial paper	1,629	1,836
Notes payable to banks	32	66
Long-term borrowings due within one year	1,485	1,868
Total	3,146	3,770
Short-term borrowings	$3,458	$4,347

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2004 and 2003 were 2.8 percent and 2.3 percent, respectively. All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Unsecured lines of credit available from U.S. and foreign banks were $3,190 million at October 31, 2004. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation. At October 31, 2004, $900 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding the current maturities of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit is a long-term credit facility agreement expiring in February 2009 for $1,250 million. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement has various requirements of John Deere Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt to total stockholder’s equity plus subordinated debt at not more than 8 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2003. At October 31, 2004, the ratio was 32 percent. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2004 was $4,756 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $8,832 million at October 31, 2004. All the requirements of the credit agreement have been met during the periods included in the financial statements.

Deere & Company has an agreement with John Deere Capital Corporation (Capital Corporation) pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1  for any fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement during the periods included in the financial statements.

17. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2004		2003
Equipment Operations
Accounts payable:
Trade payables	$1,246		$912
Dividends payable	69		53
Other	62		58
Accrued expenses:
Employee benefits	719		349
Product warranties	458		389
Dealer sales program discounts	287		261
Dealer sales volume discounts	224		137
Other	619		613
Total	3,684		2,772

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	184		175
Other	239		234
Accrued expenses:
Interest payable	85		79
Other	123		153
Total	631		641
Eliminations	341	*	307	*
Accounts payable and accrued expenses	$3,974		$3,106

*                 Trade receivable valuation accounts (primarily dealer sales program discounts)  which are reclassified as accrued expenses by the Equipment Operations as a result of trade receivables sold to Financial Services.

18. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2004		2003
Equipment Operations**
Notes and debentures:
Medium-term notes due 2006:
Average interest rates of 9.2% – 2004 and 9.6% – 2003	$20		$45
5-7/8% U.S. dollar notes due 2006: ($250 principal) Swapped $170 to Euro at average variable interest rates of 3.1% – 2004, 2.7% – 2003	250	*	257	*
7.85% debentures due 2010	500		500
6.95% notes due 2014: ($700 principal) Swapped to variable interest rates of 3.1% – 2004, 2.1% – 2003	786	*	771	*
8.95% debentures due 2019	200		200
8-1/2% debentures due 2022	200		200
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	22		4
Total	2,728		2,727
Financial Services**
Notes and debentures:
Medium-term notes due 2005 – 2009: (principal $3,443 - 2004, $2,696 - 2003) Average interest rates of 3.9% – 2004, 3.4% – 2003	3,459	*	2,714	*
5.125% debentures due in 2006: ($600 principal) Swapped $300 to variable interest rates of 2.7% – 2004, 1.8% – 2003	620	*	632	*
4.5% notes due 2007: ($500 principal) Swapped $300 in 2004 and $450 in 2003 to variable interest rates of 2.4% – 2004, 1.8% – 2003	510	*	511	*
3.90% notes due 2008: ($850 principal) Swapped $525 in 2004 and $650 in 2003 to variable interest rates of 2.6% – 2004, 1.7% – 2003	850	*	851	*
6% notes due 2009: ($300 principal) Swapped to variable interest rates of 1.9% – 2004, 1.4% – 2003	327	*	329	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 to variable interest rates of 2.9% – 2004, 2.1% – 2003	1,674	*	1,665	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 2.7% – 2004, 1.8% – 2003	658	*	641	*
Other notes	264		184
Total notes and debentures	8,362		7,527
Subordinated debt:
8-5/8% subordinated debentures due 2019***			150
Total	8,362		7,677
Long-term borrowings	$11,090		$10,404

*                 Includes fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

***   Redeemed during 2004.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2005 – $35, 2006 – $277, 2007 – $4, 2008 – $2 and 2009 – $6. The approximate amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2005 – $1,485, 2006 – $2,766, 2007 – $1,627, 2008 – $1,011 and 2009 – $530.

19. LEASES

At October 31, 2004, future minimum lease payments under capital leases amounted to $12 million as follows: 2005 – $2, 2006 – $2, 2007 – $1, 2008 – $1, 2009 – $1 and later years $5. Total rental expense for operating leases was $102 million in 2004, $98 million in 2003 and $95 million in 2002. At October 31, 2004, future minimum lease payments under operating leases amounted to $367 million as follows: 2005 – $75, 2006 – $67, 2007 – $63, 2008 – $32, 2009 – $27 and later years $103. See Note 20 for operating leases with residual value guarantees.

20. CONTINGENCIES AND COMMITMENTS

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Warranty Liability
	2004	2003
Beginning of year balance	$389	$332
Payments	(378)	(321)
Accruals for warranties	447	378
End of year balance	$458	$389

The company has guaranteed certain recourse obligations on financing receivables that it has sold. If the receivables sold are not collected, the company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2004, the maximum amount of exposure to losses under these agreements was $218 million. The estimated credit risk associated with sold receivables totaled $23 million at October 31, 2004.  This risk of loss is recognized primarily in the retained interests (see Note 10).  The company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At October 31, 2004, the maximum remaining term of the receivables guaranteed was approximately six years.

At October 31, 2004, the company had guaranteed approximately $40 million of residual values for two operating leases related to an administrative and a manufacturing building. The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued expenses of $9 million related to these agreements at October 31, 2004. The leases have terms expiring in 2006 and 2007.

At October 31, 2004, the company had approximately $95 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2004, the company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2004 was approximately six years.

The company had pledged assets of $16 million, outside the U.S., as collateral for borrowings, and $15 million of restricted investments related to conducting the health care business in various states at October 31, 2004.

The company also had other miscellaneous contingent liabilities totaling approximately $30 million at October 31, 2004, for which it believes the probability for payment is remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the company. The debt securities of John Deere B.V., including those which are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the company. These registered debt securities totaled $250 million at October 31, 2004 and are included on the consolidated balance sheet.

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

21. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount
Balance at October 31, 2001	268.2	$1,949
Other		8
Balance at October 31, 2002	268.2	1,957
Other		31
Balance at October 31, 2003	268.2	1,988
Other		56
Balance at October 31, 2004	268.2	$2,044

The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

	2004	2003	2002
Net income	$1,406.1	$643.1	$319.2
Average shares outstanding	247.2	240.2	238.2
Basic net income per share	$5.69	$2.68	$1.34
Average shares outstanding	247.2	240.2	238.2
Effect of dilutive stock options	5.9	3.1	2.7
Total potential shares outstanding	253.1	243.3	240.9
Diluted net income per share	$5.56	$2.64	$1.33

Out of the total stock options outstanding during 2002, options to purchase 2.8 million shares were excluded from the above diluted per share computation because the options’ exercise prices were greater than the average market price of the company’s common stock during the related periods. All stock options outstanding were included in the computation during 2004 and 2003.

22. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options generally expire 10 years after the date of grant. According to these plans at October 31, 2004, the company is authorized to grant an additional 9.4 million shares related to stock options or restricted stock.

During the last three fiscal years, shares under option in millions were as follows:

	2004		2003		2002
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	21.2	$42.57	22.9	$41.58	20.5	$40.56
Granted – at market	3.3	61.64	3.9	45.80	4.3	42.30
Exercised	(6.2)	41.42	(4.8)	36.30	(1.6)	30.35
Expired or forfeited	(.1)	47.55	(.8)	68.68	(.3)	41.82
Outstanding at end of year	18.2	46.40	21.2	42.57	22.9	41.58
Exercisable at end of year	11.3	42.67	13.1	41.80	12.9	39.28

*                 Weighted-averages

Options outstanding and exercisable in millions at October 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Remaining
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (yrs)*	Price*	Shares	Price*
$21.02 – $34.13	1.4	3.33	$31.99	1.4	$31.99
$36.37 – $41.47	2.4	5.08	41.30	2.4	41.30
$42.07 – $47.36	10.0	6.92	43.50	6.3	42.90
$50.97 – $61.64	4.4	7.55	60.02	1.2	55.81
Total	18.2			11.3

*                 Weighted-averages

In 2004, 2003, and 2002, the company granted 241,860, 196,294 and 12,711 shares of restricted stock with weighted-average fair values of $61.83, $45.29 and $48.43 per share, respectively. The total compensation expense for the restricted stock plans, which is being amortized over the restricted periods, was $8 million, $4 million and $2 million in 2004, 2003 and 2002, respectively.

23. EMPLOYEE INVESTMENT AND SAVINGS PLANS

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. Company contributions and costs under these plans were $43 million in 2004, $25 million in 2003 and $21 million in 2002.

24. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2002
Minimum pension liability adjustment	$(1,620)	$604	$(1,016)
Cumulative translation adjustment	(8)		(8)
Unrealized gain (loss) on derivatives:
Hedging loss	(61)	21	(40)
Reclassification of realized loss to net income	99	(34)	65
Net unrealized gain	38	(13)	25
Unrealized holding gain and net gain on investments*	2	(1)	1
Total other comprehensive loss	$(1,588)	$590	$(998)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2003
Minimum pension liability adjustment	$(72)	$26	$(46)
Cumulative translation adjustment	210	4	214
Unrealized gain (loss) on derivatives:
Hedging loss	(41)	14	(27)
Reclassification of realized loss to net income	79	(27)	52
Net unrealized gain	38	(13)	25
Unrealized holding gain and net gain on investments*	9	(3)	6
Total other comprehensive income	$185	$14	$199

2004
Minimum pension liability adjustment	$1,627	$(606)	$1,021
Cumulative translation adjustment	86	2	88
Unrealized gain (loss) on derivatives:
Hedging loss	(19)	7	(12)
Reclassification of realized loss to net income	44	(16)	28
Net unrealized gain	25	(9)	16
Unrealized gain on investments:
Holding gain	3	(1)	2
Reclassification of realized gain to net income	(3)	1	(2)
Net unrealized gain
Total other comprehensive income	$1,738	$(613)	$1,125

*                 Reclassification of realized gains or losses to net income were not material.

25. FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$11,233	$11,173	$9,974	$9,994
Long-term borrowings
Equipment Operations	$2,728	$3,149	$2,727	$3,109
Financial Services	8,362	8,770	7,677	7,687
Total	$11,090	$11,919	$10,404	$10,796

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

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the loss recorded in other comprehensive income at October 31, 2004 that is expected to be reclassified to earnings in the next 12 months if interest rates remain unchanged is approximately $5 million after-tax. These swaps mature in up to 43 months.

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

The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses are recognized directly in earnings. These instruments relate to swaps that are used to facilitate certain borrowings.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to manage the currency exposure of certain receivables, liabilities, borrowings and expected inventory purchases. These derivatives were not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The company has designated cross currency interest rate swaps as fair value hedges of certain long-term borrowings. The effective portion of the fair value gains or losses on these swaps are offset by fair value adjustments in the underlying borrowings and the ineffectiveness was not material. The company has also designated foreign exchange forward contracts and currency swaps as cash flow hedges of long-term borrowings. The effective portion of the fair value gains or losses on these forward contracts and swaps is recorded in other comprehensive income and subsequently reclassified into earnings as payments are accrued and these instruments approach maturity. This offsets the exchange rate effects on the borrowing being hedged and the ineffectiveness was not material.

26. CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents. Substantially all of the company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature within three months or less.

The Equipment Operations sell most of their trade receivables to Financial Services. These intercompany cash flows are eliminated in the consolidated cash flows.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2004	2003	2002

Interest:
Equipment Operations*	$357	$354	$312
Financial Services	395	416	413
Intercompany eliminations*	(241)	(226)	(187)
Consolidated	$511	$544	$538

Income taxes:
Equipment Operations	$395	$74	$188
Financial Services	167	152	131
Intercompany eliminations	(138)	(142)	(118)
Consolidated	$424	$84	$201

*                 Includes interest compensation to Financial Services for financing trade receivables.

27. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002

The company’s operations are organized and reported in four major business segments described as follows:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology. In 2004, the special technologies group’s results were transferred from the “Other” segment to the agricultural equipment segment due to changes in internal reporting. The following information for the agricultural segment has been restated for this change in 2003 and 2002.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including small tractors for lawn, garden, commercial and utility purposes; walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

The construction and forestry segment manufactures, distributes to dealers and sells at retail a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

The products and services produced by the equipment segments are marketed primarily through independent retail dealer networks and major retail outlets.

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and plans to offer certain crop risk mitigation products.

Certain operations do not meet the materiality threshold of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and have been grouped together as an “Other” segment. In 2004, the special technologies group’s results, which were previously included in the “Other” segment, were transferred to the agricultural equipment segment due to changes in internal reporting. The information for the “Other” segment was restated for this change in 2003 and 2002 and, as a result, consists of only the health care operations in those years. In 2004, the “Other” segment information primarily consists of the health care operations, as well as certain miscellaneous service operations added in 2004.

Corporate assets are primarily the Equipment Operations’ prepaid pension costs, deferred income tax assets, other receivables and cash and cash equivalents as disclosed in Note 29, net of certain intercompany eliminations.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2004, 2003 and 2002 were as follows: agricultural equipment net sales of $88 million, $61 million and $54 million, construction and forestry net sales of $11 million, $9 million and none, and credit revenues of $216 million, $209 million and $167 million, respectively.

OPERATING SEGMENTS

	2004	2003		2002

Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$9,717	$7,390	**	$6,792	**
Commercial and consumer equipment net sales	3,742	3,231		2,712
Construction and forestry net sales	4,214	2,728		2,199
Total net sales	17,673	13,349		11,703
Credit revenues	1,276	1,347		1,426
Other revenues	1,037	839		818
Total	$19,986	$15,535		$13,947

**          See following ** note.

Operating profit (loss)*

Agricultural equipment	$1,072	$329 **	$397 **
Commercial and consumer equipment	246	227	79
Construction and forestry	587	152	(75)
Credit***	466	474	386
Other***	5	30 **	30 **
Total operating profit	2,376	1,212	817
Interest income	64	59	66
Interest expense	(205)	(217)	(223)
Foreign exchange loss from equipment operations’ financing activities	(10)	(12)	(17)
Corporate expenses – net	(111)	(62)	(66)
Income taxes	(708)	(337)	(258)
Total	(970)	(569)	(498)
Net income	$1,406	$643	$319

*                 In 2004 and 2003, there was no goodwill amortization and the costs or income for special items were not material. In 2002, the operating profit (loss) of the agricultural equipment, commercial and consumer equipment and construction and forestry segments included pretax goodwill amortization of $27 million, $14 million and $17 million, respectively, for a total of $58 million. In 2002, operating profit (loss) of the agricultural equipment, commercial and consumer equipment and construction and forestry segments included expense for special items of $21 million, $24 million and $27 million, respectively, for a total of $72 million (see Note 2).

**          Years 2003 and 2002 were restated for sales of $41 million and $54 million, operating losses of $8 million and $42 million and identifiable assets of $67 million and $73 million, respectively, for the transfer of the special technologies group’s results from the “Other” segment to the agricultural equipment segment. Other insignificant restatements of the agricultural equipment segment information related to this transfer were also made.

***   Operating profit of the credit business segment includes the effect of interest expense, which is the largest element of its operating costs, and foreign exchange gains or losses. Operating profit of the “Other” segment includes health care investment income.

OPERATING SEGMENTS

	2004	2003	2002

Interest income*
Agricultural equipment	$6	$6	$7
Commercial and consumer equipment	5	4	5
Construction and forestry	8	8	7
Credit**	992	1,000	948
Corporate	64	59	66
Intercompany**	(241)	(226)	(187)
Total	$834	$851	$846

*                 Does not include finance rental income for equipment on operating leases.

**          Includes interest income from Equipment Operations for financing trade receivables.

Interest expense

Agricultural equipment*	$127	$133	$94
Commercial and consumer equipment*	54	48	46
Construction and forestry*	24	19	18
Credit	423	437	443
Corporate	205	218	223
Intercompany*	(241)	(226)	(187)
Total	$592	$629	$637

*                 Includes interest compensation to credit operations for financing trade receivables.

Depreciation* and amortization expense

Agricultural equipment	$225	$213	$232
Commercial and consumer equipment	73	69	81
Construction and forestry	65	60	82
Credit	250	281	322
Other	8	8	8
Total	$621	$631	$725

*                 Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates

Agricultural equipment	$2	$(2)	$(10)
Commercial and consumer equipment	(2)	(1)
Construction and forestry		12	(11)
Credit	1		(4)
Total	$1	$9	$(25)

Identifiable operating assets

Agricultural equipment	$3,145	$2,778	**	$2,948	**
Commercial and consumer equipment	1,330	1,295		1,324
Construction and forestry	1,970	1,461		1,423
Credit	15,937	14,714		13,671
Other	368	321	**	283	**
Corporate	6,004	5,689		4,119
Total	$28,754	$26,258		$23,768

**          See previous ** note in the operating profit information.

OPERATING SEGMENTS

	2004	2003	2002

Capital additions
Agricultural equipment	$246	$205	$233
Commercial and consumer equipment	64	71	62
Construction and forestry	37	38	59
Credit	4	4	3
Other	14	2	1
Total	$365	$320	$358

Investment in unconsolidated affiliates

Agricultural equipment	$18	$19	$22
Commercial and consumer equipment	4	6	6
Construction and forestry	81	167	145
Credit	4	3	7
Other		1	1
Total	$107	$196	$181

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. Operating income for these areas has been disclosed in addition to the requirements under FASB Statement No. 131. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS

	2004	2003	2002

Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (91%)*	$12,332	$9,249	$8,199
Financial Services revenues (88%)*	1,845	1,861	1,950
Total	14,177	11,110	10,149
Outside U.S. and Canada:
Equipment Operations net sales	5,340	4,100	3,504
Financial Services revenues	214	165	127
Total	5,554	4,265	3,631
Other revenues	255	160	167
Total	$19,986	$15,535	$13,947

*                 The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2004, 2003 and 2002.

Operating profit
U.S. and Canada:
Equipment Operations	$1,284	$386	$170
Financial Services	418	469	410
Total	1,702	855	580
Outside U.S. and Canada:
Equipment Operations	621	322	231
Financial Services	53	35	6
Total	674	357	237
Total	$2,376	$1,212	$817

GEOGRAPHIC AREAS

	2004	2003	2002

Property and equipment
U.S.	$1,328	$1,297	$1,285
Germany	276	241	192
Mexico	200	215	217
Other countries	358	323	304
Total	$2,162	$2,076	$1,998

28. SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales and revenues	$3,484	$5,877	$5,418	$5,207
Income before income taxes	262	742	585	525
Net income	171	477	401	357
Net income per share – basic	.70	1.93	1.61	1.44
Net income per share – diluted	.68	1.88	1.58	1.41
Dividends declared per share	.22	.28	.28	.28
Dividends paid per share	.22	.22	.28	.28

2003
Net sales and revenues	$2,794	$4,400	$4,402	$3,939
Income before income taxes	106	398	370	97
Net income	68	257	247	71
Net income per share – basic	.28	1.08	1.03	.29
Net income per share – diluted	.28	1.07	1.02	.27
Dividends declared per share	.22	.22	.22	.22
Dividends paid per share	.22	.22	.22	.22

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004 Market price
High	$67.41	$74.93	$70.49	$65.95
Low	$59.20	$60.00	$60.60	$56.72

2003 Market price
High	$51.60	$43.80	$49.96	$60.75
Low	$41.30	$37.56	$42.45	$48.25

At October 31, 2004, there were 30,091 holders of record of the company’s $1 par value common stock.

Dividend and Other Events

A quarterly cash dividend of $.28 per share was declared at the board of directors’ meeting held on December 1, 2004, payable on February 1, 2005.

On December 1, 2004, the company’s board of directors authorized the repurchase of up to $1 billion of company common stock. Repurchases of company common stock under this plan will be made from time to time, at the company’s discretion, in the open market or through privately negotiated transactions.

29.          SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2004, 2003 and 2002

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2004	2003	2002	2004	2003	2002
Net Sales and Revenues
Net sales	$17,673.0	$13,349.1	$11,702.8
Finance and interest income	83.2	77.6	85.6	$1,353.7	$1,424.0	$1,440.6
Health care premiums and fees				784.8	683.1	654.2
Other income	236.1	145.3	146.0	154.3	145.3	167.3
Total	17,992.3	13,572.0	11,934.4	2,292.8	2,252.4	2,262.1

Costs and Expenses
Cost of sales	13,582.3	10,767.5	9,608.1
Research and development expenses	611.6	577.3	527.8
Selling, administrative and general expenses	1,647.6	1,284.7	1,153.5	477.1	466.3	510.2
Interest expense	205.0	217.6	222.9	423.3	437.2	443.1
Interest compensation to Financial Services	205.1	199.6	158.1
Health care claims and costs				650.3	536.1	518.4
Other operating expenses	97.7	57.8	81.4	271.4	309.0	370.3
Total	16,349.3	13,104.5	11,751.8	1,822.1	1,748.6	1,842.0

Income of Consolidated Group before
Income Taxes	1,643.0	467.5	182.6	470.7	503.8	420.1
Provision for income taxes	546.4	162.4	104.2	162.1	174.5	154.1
Income of Consolidated Group	1,096.6	305.1	78.4	308.6	329.3	266.0

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	306.2	310.5	243.0	.6	.2	(3.8)
Other	3.3	27.5	(2.2)		.2
Total	309.5	338.0	240.8	.6	.4	(3.8)

Net Income	$1,406.1	$643.1	$319.2	$309.2	$329.7	$262.2

*            Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the “Equipment Operations” income statement reflect the results of the agricultural equipment, commercial and consumer equipment and construction and forestry operations. The supplemental “Financial Services” data represent primarily Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

BALANCE SHEET

As of October 31, 2004 and 2003

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2004	2003	2004	2003
ASSETS
Cash and cash equivalents	$2,915.1	$4,009.3	$266.0	$375.2
Cash equivalents deposited with unconsolidated subsidiaries	224.4	278.1
Cash and cash equivalents	3,139.5	4,287.4	266.0	375.2
Marketable securities			246.7	231.8
Receivables from unconsolidated subsidiaries and affiliates	1,469.5	178.8	.7	274.3
Trade accounts and notes receivable - net	781.5	646.1	2,765.8	2,279.1
Financing receivables - net	64.7	63.5	11,167.9	9,910.7
Other receivables	498.4	236.6	164.6	191.7
Equipment on operating leases - net	8.9	11.9	1,288.0	1,369.9
Inventories	1,999.1	1,366.1
Property and equipment - net	2,112.3	2,042.9	49.4	32.7
Investments in unconsolidated subsidiaries and affiliates	2,250.2	2,431.2	4.1	3.8
Goodwill	973.6	871.9		.2
Other intangible assets - net	21.6	252.6	.1	.2
Prepaid pension costs	2,474.5	62.0	18.6	.6
Other assets	206.2	195.0	309.1	339.4
Deferred income taxes	656.7	1,590.8		3.2
Deferred charges	86.8	78.4	23.7	22.1

Total Assets	$16,743.5	$14,315.2	$16,304.7	$15,034.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$311.9	$577.0	$3,145.6	$3,770.2
Payables to unconsolidated subsidiaries and affiliates	142.8	96.7	1,676.3	419.4
Accounts payable and accrued expenses	3,683.8	2,771.5	631.0	640.7
Health care claims and reserves			135.9	94.1
Accrued taxes	162.0	209.9	17.2	16.6
Deferred income taxes	35.9	11.5	155.3	137.2
Long-term borrowings	2,728.5	2,727.5	8,361.9	7,676.7
Retirement benefit accruals and other liabilities	3,285.8	3,919.0	33.9	40.8

Total liabilities	10,350.7	10,313.1	14,157.1	12,795.7

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 600,000,000 shares; issued – 268,215,602 shares in 2004 and 2003), at stated value	2,043.5	1,987.8	974.1	968.6
Common stock in treasury, 21,356,458 shares in 2004 and 24,694,170 shares in 2003, at cost	(1,040.4)	(1,141.4)
Unamortized restricted stock compensation	(12.7)	(5.8)
Retained earnings	5,445.1	4,329.5	1,142.7	1,277.7
Total	6,435.5	5,170.1	2,116.8	2,246.3
Minimum pension liability adjustment	(57.2)	(1,078.0)
Cumulative translation adjustment	9.1	(79.2)	24.3	1.5
Unrealized loss on derivatives	(6.4)	(22.4)	(5.3)	(20.2)
Unrealized gain on investments	11.8	11.6	11.8	11.6
Accumulated other comprehensive income (loss)	(42.7)	(1,168.0)	30.8	(7.1)
Total stockholders’ equity	6,392.8	4,002.1	2,147.6	2,239.2

Total Liabilities and Stockholders’ Equity	$16,743.5	$14,315.2	$16,304.7	$15,034.9

*            Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent primarily Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2004, 2003 and 2002

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2004	2003	2002	2004	2003	2002
Cash Flows from Operating Activities
Net income	$1,406.1	$643.1	$319.2	$309.2	$329.7	$262.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	9.3	17.9	6.5	42.1	88.9	154.2
Provision for depreciation and amortization	362.7	341.6	394.8	291.7	329.0	366.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	156.2	(86.9)	156.2	(.5)	(.4)	3.8
Provision (credit) for deferred income taxes	374.4	19.8	(19.2)	10.6	13.3	18.0
Changes in assets and liabilities:
Receivables	(112.9)	338.6	116.7	35.6	(42.5)	(3.8)
Inventories	(293.6)	84.1	85.8
Accounts payable and accrued expenses	916.0	(162.0)	107.9	(9.0)	(29.6)	(4.2)
Other**	(1,435.0)	7.1	219.9	(26.3)	5.9	(26.3)
Net cash provided by operating activities	1,383.2	1,203.3	1,387.8	653.4	694.3	770.2

Cash Flows from Investing Activities
Collections of receivables	37.0	11.5	8.7	24,015.1	19,396.3	14,992.3
Proceeds from sales of financing receivables				2,333.6	1,941.0	2,967.8
Proceeds from maturities and sales of marketable securities				66.7	76.4	75.4
Proceeds from sales of equipment on operating leases	.8	.1	1.6	443.6	514.4	493.6
Proceeds from sales of businesses	90.4	22.5	53.5	.2
Cost of receivables acquired	(17.3)	(4.2)	(27.4)	(27,864.3)	(22,011.5)	(17,861.4)
Purchases of marketable securities				(79.5)	(118.2)	(87.8)
Purchases of property and equipment	(345.9)	(303.4)	(354.5)	(18.0)	(6.2)	(4.2)
Cost of operating leases acquired		(2.8)	(6.1)	(571.1)	(470.9)	(481.8)
Acquisitions of businesses, net of cash acquired	(192.9)	(10.6)	(9.3)			(9.7)
Decrease (increase) in receivables from unconsolidated affiliates				274.3	(14.5)	54.1
Other	34.4	9.4	80.3	(37.2)	(39.3)	(79.5)
Net cash provided by (used for) investing activities	(393.5)	(277.5)	(253.2)	(1,436.6)	(732.5)	58.8

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(63.3)	(123.2)	(304.6)	(292.8)	250.1	(1,108.6)
Change in intercompany receivables/payables	(1,656.1)	50.5	29.6	1,264.3	(563.2)	(882.0)
Proceeds from long-term borrowings	10.9	9.1	708.3	2,178.7	3,303.8	3,865.4
Principal payments on long-term borrowings	(267.4)	(19.0)	(75.9)	(2,045.2)	(2,523.7)	(2,695.1)
Proceeds from issuance of common stock	250.8	174.5	48.0
Repurchases of common stock	(193.1)	(.4)	(1.2)
Dividends paid	(246.6)	(210.5)	(208.9)	(444.2)	(247.9)	(399.5)
Other	(.4)	(1.8)	(1.5)	2.7
Net cash provided by (used for) financing activities	(2,165.2)	(120.8)	193.8	663.5	219.1	(1,219.8)

Effect of Exchange Rate Changes on Cash	27.6	53.1	2.3	10.5	18.0	(7.6)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,147.9)	858.1	1,330.7	(109.2)	198.9	(398.4)
Cash and Cash Equivalents at Beginning of Year	4,287.4	3,429.3	2,098.6	375.2	176.3	574.7
Cash and Cash Equivalents at End of Year	$3,139.5	$4,287.4	$3,429.3	$266.0	$375.2	$176.3

*            Deere & Company with Financial Services on the equity basis.

**     Primarily related to pension and other postretirement benefits in 2004.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” (Deere & Company with Financial Services on the Equity Basis) reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent primarily Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2004	2003	2002	2001		2000	1999	1998	1997	1996	1995
Net sales and revenues	$19,986	$15,535	$13,947	$13,293		$13,137	$11,751	$13,822	$12,791	$11,229	$10,291
Net sales	17,673	13,349	11,703	11,077		11,169	9,701	11,926	11,082	9,640	8,830
Finance and interest income	1,196	1,276	1,339	1,445		1,321	1,104	1,007	867	763	660
Research and development expenses	612	577	528	590		542	458	445	412	370	327
Selling, administrative and general expenses	2,117	1,744	1,657	1,717		1,505	1,362	1,309	1,321	1,147	1,001
Interest expense	592	629	637	766		677	557	519	422	402	393
Income (loss) before goodwill amortization	1,406	643	372	(13)		526	264	1,036	978	828	713
Goodwill amortization – after-tax			53	51		40	25	15	18	11	7
Net income (loss)	1,406	643	319	(64)		486	239	1,021	960	817	706
Return on net sales	8.0%	4.8%	2.7%	(.6	) %	4.3%	2.5%	8.6%	8.7%	8.5%	8.0%
Return on beginning stockholders’ equity	35.1%	20.3%	8.0%	(1.5	) %	11.9%	5.9%	24.6%	27.0%	26.5%	27.6%

Income (loss) per share before goodwill amortization – basic	$5.69	$2.68	$1.56	$(.05)		$2.24	$1.14	$4.26	$3.85	$3.18	$2.74
Net income (loss) per share – basic	5.69	2.68	1.34	(.27)		2.07	1.03	4.20	3.78	3.14	2.71
Net income (loss) per share – diluted	5.56	2.64	1.33	(.27)		2.06	1.02	4.16	3.74	3.11	2.69
Dividends declared per share	1.06	.88	.88	.88		.88	.88	.88	.80	.80	.75
Dividends paid per share	1.00	.88	.88	.88		.88	.88	.86	.80	.80	.73 1/3
Average number of common shares outstanding (in millions) - basic	247.2	240.2	238.2	235.0		234.3	232.9	243.3	253.7	260.5	260.5
- diluted	253.1	243.3	240.9	236.8		236.0	234.4	245.7	256.6	263.2	262.5

Total assets	$28,754	$26,258	$23,768	$22,663		$20,469	$17,578	$18,002	$16,320	$14,653	$13,847
Trade accounts and notes receivable – net	3,207	2,619	2,734	2,923		3,169	3,251	4,059	3,334	3,153	3,260
Financing receivables – net	11,233	9,974	9,068	9,199		8,276	6,743	6,333	6,405	5,912	5,345
Equipment on operating leases – net	1,297	1,382	1,609	1,939		1,954	1,655	1,209	775	430	259
Inventories	1,999	1,366	1,372	1,506		1,553	1,294	1,287	1,073	829	721
Property and equipment – net	2,162	2,076	1,998	2,052		1,912	1,782	1,700	1,524	1,352	1,336
Short-term borrowings:
Equipment Operations	312	577	398	773		928	642	1,512	171	223	396
Financial Services	3,146	3,770	4,039	5,425		4,831	3,846	3,810	3,604	2,921	2,744
Total	3,458	4,347	4,437	6,198		5,759	4,488	5,322	3,775	3,144	3,140
Long-term borrowings:
Equipment Operations	2,728	2,727	2,989	2,210		1,718	1,036	553	540	626	703
Financial Services	8,362	7,677	5,961	4,351		3,046	2,770	2,239	2,083	1,799	1,473
Total	11,090	10,404	8,950	6,561		4,764	3,806	2,792	2,623	2,425	2,176
Total stockholders’ equity	6,393	4,002	3,163	3,992		4,302	4,094	4,080	4,147	3,557	3,085

Book value per share	$25.90	$16.43	$13.24	$16.82		$18.34	$17.51	$17.56	$16.57	$13.83	$11.78
Capital expenditures	$364	$313	$358	$495		$419	$308	$438	$492	$277	$263
Number of employees (at year end)	46,465	43,221	43,051	45,069		43,670	38,726	37,002	34,420	33,919	33,375

Deloitte & Touche LLP
Two Prudential Plaza
180 North Stetson Avenue
Chicago, IL 60601-6779
USA

Tel: +1 312 946 3000
Fax: +1 312 946 2600
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2004 and 2003 and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 31, 2004.  Our audits also included the financial statement schedule listed in the Index under Part III, Item 15(2).  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deere & Company and subsidiaries at October 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the financial statements, effective November 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

December 17, 2004

Member of
Deloitte Touche Tohmatsu

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date:       21 December 2004

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

Signature	Title	Date

/s/ John R. Block	Director	)
John R. Block		)
)
)
/s/ C. C. Bowles	Director	)
C. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		) 21 December 2004
)
)
/s/ T. Kevin Dunnigan	Director	)
T. Kevin Dunnigan		)
)
)

Signature	Title	Date

/s/ Leonard A. Hadley	Director	)
Leonard A. Hadley		)
)
)
/s/ Dipak C. Jain		)
Dipak C. Jain	Director	)
)
	Senior Vice President,	)
/s/ Nathan J. Jones	Chief Financial Officer and	)
Nathan J. Jones	Chief Accounting Officer	)
)
)
/s/ Arthur L. Kelly	Director	)
Arthur L. Kelly		)
)
)
/s/ R. W. Lane	Chairman, Director and	)
R. W. Lane	Chief Executive Officer	)
)
) 21 December 2004
/s/ Antonio Madero B.	Director	)
Antonio Madero B.		)
)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ John R. Walter	Director	)
John R. Walter		)
)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2004, 2003 and 2002

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2004
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$40,698	$9,288	Bad debt recoveries	$50	Trade receivable write-offs	$5,764	$43,248
					Transfers related to trade receivable sales	1,024
Financial Services
Trade receivable allowances	16,855	(1,476)	Acquisitions	1,024	Trade receivable write-offs	3,717	12,686
Financing receivable allowances	149,081	43,444			Transfers primarily related to retail note sales	10,303
					Financing receivable write-offs	36,785	145,437
Consolidated receivable allowances	$206,634	$51,256		$1,074		$57,593	$201,371

YEAR ENDED OCTOBER 31, 2003
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$32,723	$17,912	Bad debt recoveries	$411	Trade receivable write-offs	$7,471	$40,698
					Transfers related to trade receivable sales	2,877
Financial Services
Trade receivable allowances	12,367	4,666	Acquisitions	2,877	Trade receivable write-offs	3,055	16,855
Financing receivable allowances	136,446	84,133			Transfers primarily related to retail note sales	14,889
					Financing receivable write-offs	56,609	149,081
Consolidated receivable allowances	$181,536	$106,711		$3,288		$84,901	$206,634

YEAR ENDED OCTOBER 31, 2002
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,341	$9,119	Bad debt recoveries	$1,506	Trade receivable write-offs	$19,474	$32,723
					Transfers related to trade receivable sales	1,769
Financial Services
Trade receivable allowances	7,239	7,066	Acquisitions	1,769	Trade receivable write-offs	3,707	12,367
Financing receivable allowances	125,987	155,854			Transfers primarily related to retail note sales	18,052
					Financing receivable write-offs	127,343	136,446
Consolidated receivable allowances	$176,567	$172,039		$3,275		$170,345	$181,536

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	By-laws, as amended (Exhibit 3.3 to Form 10-K of registrant for the year ended October 31, 2003*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2004*)

4.2

364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.2 to Form 10-Q of registrant for the quarter ended January 31, 2004*)

4.3	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.4	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 4.4 to Form 10-K of registrant for the year ended October 31, 2002*)

4.5

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Finance S.A., John Deere Credit Limited, John Deere B.V., John Deere Credit Inc. and John Deere Limited (Exhibit 4.5 to Form 10-K of registrant for the year ended October 31, 2002*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

9.	Not applicable

10.1

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.2

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.3

Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.4

Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.4 to Form 10-K of registrant for the year ended October 31, 2003*)

10.5

Agreement dated November 1, 2003 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation (Exhibit 10.5 to Form 10-K of registrant for the year ended October 31, 2003*)

10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.7	John Deere Performance Bonus Plan as amended December 6, 2000 (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2000*)

10.8	John Deere Mid-Term Incentive Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 26, 2003*)

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 4.3 to Registration Statement on Form S-8 no. 333-103757 filed March 11, 2003*)

10.11	Form of John Deere Nonqualified Stock Option Grant

10.12	Form of John Deere Restricted Stock Unit Grant

10.13	Form of Nonemployee Director Restricted Stock Grant

10.14	John Deere Defined Contribution Restoration Plan as amended January 1, 2000 (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2000*)

10.15	John Deere Supplemental Pension Benefit Plan, as amended January 1, 2002 (Exhibit 10.12 to Form 10-K of registrant for the year ended October 31, 2003*)

10.16	Nonemployee Director Stock Ownership Plan Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 27, 2002 *)

10.17	Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999*)

10.18	Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)

10.19	Early Retirement Agreement dated August 10, 2001 between registrant and Ferdinand F. Korndorf (Exhibit 10.18 to Form 10-K of registrant for the year ended October 31, 2001*)

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

10.22

Factoring Agreement dated September 20, 2002 between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002*)

10.23

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