Form 10-Q
period 2005-01-31
DEERE & CO
filed 2005-03-14
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Yes    ☒    No    ☐

At January 31, 2005, 246,505,065 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2005 and 2004
(In millions of dollars and shares except per share amounts) Unaudited

	2005	2004
Net Sales and Revenues
Net sales	$3,526.5	$2,911.6
Finance and interest income	325.6	294.7
Health care premiums and fees	188.9	181.4
Other income	86.1	96.1
Total	4,127.1	3,483.8

Costs and Expenses
Cost of sales	2,765.9	2,294.5
Research and development expenses	149.3	138.2
Selling, administrative and general expenses	461.9	417.7
Interest expense	167.1	147.4
Health care claims and costs	152.1	150.6
Other operating expenses	85.3	73.2
Total	3,781.6	3,221.6

Income of Consolidated Group Before Income Taxes	345.5	262.2
Provision for income taxes	119.8	92.6
Income of Consolidated Group	225.7	169.6

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.2	.2
Other	(3.1)	1.0
Total	(2.9)	1.2

Net Income	$222.8	$170.8

Per Share:
Net income - basic	$.90	$.70
Net income - diluted	$.89	$.68

Average Shares Outstanding:
Basic	247.1	245.4
Diluted	251.0	251.9

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31 2005	October 31 2004	January 31 2004
Assets
Cash and cash equivalents	$2,865.5	$3,181.1	$4,087.8
Marketable securities	263.5	246.7	262.8
Receivables from unconsolidated affiliates	20.1	17.6	23.8
Trade accounts and notes receivable - net	3,131.7	3,206.9	2,837.8
Financing receivables - net	11,352.3	11,232.6	9,396.9
Other receivables	364.4	663.0	352.1
Equipment on operating leases - net	1,232.3	1,296.9	1,289.5
Inventories	2,802.0	1,999.1	2,169.8
Property and equipment - net	2,159.9	2,161.6	2,098.6
Investments in unconsolidated affiliates	103.7	106.9	113.7
Goodwill	984.5	973.6	938.2
Other intangible assets - net	21.4	21.7	256.0
Prepaid pension costs	2,491.1	2,493.1	62.3
Other assets	481.8	515.4	566.4
Deferred income taxes	551.2	528.1	1,517.1
Deferred charges	122.7	109.7	115.6
Total Assets	$28,948.1	$28,754.0	$26,088.4

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,971.8	$3,457.5	$3,458.1
Payables to unconsolidated affiliates	124.4	142.3	122.8
Accounts payable and accrued expenses	3,614.4	3,973.6	3,021.2
Health care claims and reserves	133.6	135.9	111.3
Accrued taxes	186.6	179.2	218.6
Deferred income taxes	62.6	62.6	30.1
Long-term borrowings	10,954.7	11,090.4	10,746.7
Retirement benefit accruals and other liabilities	3,401.9	3,319.7	4,095.1
Total liabilities	22,450.0	22,361.2	21,803.9
Common stock, $1 par value (issued shares at January 31, 2005 – 268,215,602)	2,043.5	2,043.5	1,990.6
Common stock in treasury	(1,099.0)	(1,040.4)	(997.5)
Unamortized restricted stock compensation	(27.3)	(12.7)	(17.8)
Retained earnings	5,583.7	5,445.1	4,446.2
Total	6,500.9	6,435.5	5,421.5
Accumulated other comprehensive income (loss)	(2.8)	(42.7)	(1,137.0)
Stockholders’ equity	6,498.1	6,392.8	4,284.5
Total Liabilities and Stockholders’ Equity	$28,948.1	$28,754.0	$26,088.4

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2005 and 2004
(In millions of dollars) Unaudited

	2005	2004
Cash Flows from Operating Activities
Net income	$222.8	$170.8
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for doubtful receivables	(2.7)	12.1
Provision for depreciation and amortization	160.3	159.9
Undistributed earnings of unconsolidated affiliates	3.4	(.6)
Credit for deferred income taxes	(24.3)	(1.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	192.0	(50.2)
Inventories	(810.1)	(580.5)
Accounts payable and accrued expenses	(390.2)	(67.7)
Retirement benefit accruals/prepaid pension costs	77.7	92.1
Other	165.4	65.7
Net cash used for operating activities	(405.7)	(199.6)

Cash Flows from Investing Activities
Collections of financing receivables	2,098.1	2,206.2
Proceeds from sales of financing receivables	33.9	696.0
Proceeds from maturities and sales of marketable securities	19.1	10.8
Proceeds from sales of equipment on operating leases	91.5	114.9
Proceeds from sales of businesses		74.5
Cost of financing receivables acquired	(2,204.1)	(2,322.8)
Purchases of marketable securities	(37.2)	(33.5)
Purchases of property and equipment	(81.2)	(53.7)
Cost of operating leases acquired	(58.9)	(41.6)
Acquisitions of businesses, net of cash acquired	(6.1)	(108.6)
Increase in receivables from unconsolidated affiliates		(14.9)
Other	19.0	(2.3)
Net cash provided by (used for) investing activities	(125.9)	525.0

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	12.4	(438.2)
Proceeds from long-term borrowings	379.5	267.5
Principal payments on long-term borrowings	(27.8)	(532.5)
Proceeds from issuance of common stock	71.0	133.2
Repurchases of common stock	(162.3)	(.2)
Dividends paid	(69.3)	(53.4)
Other	(.1)	(.1)
Net cash provided by (used for) financing activities	203.4	(623.7)

Effect of Exchange Rate Changes on Cash	12.6	1.6

Net Decrease in Cash and Cash Equivalents	(315.6)	(296.7)
Cash and Cash Equivalents at Beginning of Period	3,181.1	4,384.5
Cash and Cash Equivalents at End of Period	$2,865.5	$4,087.8

See Notes to Interim Financial Statements (Reclassifications in Note 1).

Notes to Interim Financial Statements (Unaudited)

(1)   The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, have been included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in Part II., Item 5. of this report.  Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2005 financial statement presentations.

Certain information in the Statement of Consolidated Cash Flows as shown in the following table has been reclassified for the three months ended January 31, 2004.  This reclassification is related to concerns raised by the staff of the U.S. Securities and Exchange Commission.  Previously, the Company reported an increase in cash flow from operating activities when a trade receivable was settled by a dealer through financing received from the Company’s credit operations.  The Company also reported an increase in cash flow from operating activities when equipment that had been in the Company’s inventory was transferred to the credit operations and financed as an operating lease with a customer.  The financing receivable or operating lease issued by the credit operations for these transactions was reported as a corresponding cash outflow from investing activities.  There was no cash received by the Company on a consolidated basis at that time.  These offsetting intercompany cash flows have been eliminated in the Statement of Consolidated Cash Flows to properly reflect consolidated operating and investing activities.  Subsequent cash inflows from the collections or sales of these financing receivables were reclassified from investing to operating activities in order to properly classify cash receipts from the sale of inventory as operating activities.  The Supplemental Consolidating Data Statement of Cash Flows in Note 15 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers.  Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities.  The remaining financing receivables are related to the financing of equipment sold by an independent dealer and are included in investing activities.

The Company had non-cash operating and investing activities not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $33 million and $34 million in the first three months of 2005 and 2004, respectively.

Reconciliations of the reclassifications in the Statement of Consolidated Cash Flows for the three months ended January 31, 2004 in millions of dollars are as follows:

Cash Flows from Operating Activities
Net cash used for operating activities
Previous	$(226.4)
Reclassification	26.8
Revised	$(199.6)

Cash Flows from Investing Activities
Collections of financing receivables
Previous	$2,822.6
Reclassification	(616.4)
Revised	$2,206.2

Cost of financing receivables acquired
Previous	$(2,867.0)
Reclassification	544.2
Revised	$(2,322.8)

Cost of operating leases acquired
Previous	$(87.0)
Reclassification	45.4
Revised	$(41.6)

Net cash provided by investing activities
Previous	$551.8
Reclassification	(26.8)
Revised	$525.0

(2)   The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services - Includes the Company’s credit, health care and certain miscellaneous service operations.

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)   An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended January 31
	2005	2004

Balance, beginning of period	$5,445.1	$4,329.5
Net income	222.8	170.8
Dividends declared	(69.1)	(54.1)
Other adjustments	(15.1)
Balance, end of period	$5,583.7	$4,446.2

(4)   The Company currently uses the intrinsic value method to account for stock-based employee compensation in its financial statements (see Note 13 for future adoption of the fair value method).  The pro forma net income and net income per share, as if the fair value method in Financial Accounting Standards Board (FASB) Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended January 31
	2005	2004
Net income as reported	$222.8	$170.8

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.0	1.2

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(9.3)	(7.9)

Pro forma net income	$215.5	$164.1

Net income per share:
As reported - basic	$.90	$.70
Pro forma - basic	.87	.67
As reported - diluted	.89	.68
Pro forma - diluted	.86	.65

In December 2004, the Company granted options to employees for the purchase of 3.8 million shares of common stock at an exercise price of $69.37 per share and a binomial lattice model fair value of $19.97 per share.  At January 31, 2005, options for 20.3 million shares were outstanding at option prices in a range of $32.53 to $69.37 per share and a weighted-average exercise price of $50.96 per share.  In December 2004, the Company also granted .3 million of restricted stock units with a fair value of $69.37 per share.  At January 31, 2005, a total of 5.4 million shares remained available for the granting of future options and restricted stock units.

(5)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2005	October 31 2004	January 31 2004
Raw materials and supplies	$719	$589	$563
Work-in-process	519	408	420
Finished goods and parts	2,568	2,004	2,134
Total FIFO value	3,806	3,001	3,117
Less adjustment to LIFO basis	1,004	1,002	947
Inventories	$2,802	$1,999	$2,170

(6)   Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales).  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2005	2004

Balance, beginning of period	$458	$389

Payments	(93)	(81)

Accruals for warranties	93	89

Balance, end of period	$458	$397

The Company has guarantees for certain recourse obligations on financing receivables that it has sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At January 31, 2005, the maximum amount of exposure to losses under these agreements was $174 million.  The estimated risk associated with sold receivables totaled $20 million at January 31, 2005.  This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet related to these sold receivables.  The retained interests are related to assets held by special purpose entities (SPEs).  At January 31, 2005, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $2,955 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At January 31, 2005, the maximum remaining term of the receivables guaranteed was approximately six years.

At January 31, 2005, the Company had guaranteed approximately $40 million of residual value for two operating leases related to an administrative and a manufacturing building.  The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.  The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $9 million related to these agreements at January 31, 2005.  The leases have terms expiring from 2006 to 2007.

At January 31, 2005, the Company had approximately $100 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2005, the Company had accrued losses of approximately $1 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2005 was approximately seven years.

The Company had pledged assets of $17 million, outside the U.S., as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at January 31, 2005.

The Company also had other miscellaneous contingent liabilities totaling approximately $35 million at January 31, 2005, for which it believes the probability for payment is primarily remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company.  The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.  These registered debt securities totaled $250 million at January 31, 2005 and are included on the consolidated balance sheet.

(7)   Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2005	2004
Dividends declared	$.28	$.22
Dividends paid	$.28	$.22

(8)   Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2005	2004	Change
Net sales and revenues:
Agricultural equipment *	$2,010	$1,596	+26
Commercial and consumer equipment	523	570	-8
Construction and forestry	993	746	+33
Total net sales **	3,526	2,912	+21
Credit revenues *	331	316	+5
Other revenues	270	256	+5
Total net sales and revenues **	$4,127	$3,484	+18
Operating profit: ***
Agricultural equipment	$163	$85	+92
Commercial and consumer equipment	(2)	20
Construction and forestry	101	93	+9
Credit	126	117	+8
Other	10	6	+67
Total operating profit **	398	321	+24
Interest, corporate expenses - net and income taxes	(175)	(150)	+17
Net income	$223	$171	+30
Identifiable assets:
Agricultural equipment	$3,552	$3,026	+17
Commercial and consumer equipment	1,564	1,501	+4
Construction and forestry	2,048	1,843	+11
Credit	16,020	14,262	+12
Other	399	378	+6
Corporate	5,365	5,078	+6
Total assets	$28,948	$26,088	+11

* Additional intersegment sales and revenues
Agricultural equipment sales	$22	$17	+29
Construction and forestry sales	3	2	+50
Credit revenues	49	48	+2

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,124	$914	+23
Operating profit	111	108	+3

***                                           Operating profit is income before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses.  However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)   A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2005	2004
Net income	$222.8	$170.8
Average shares outstanding	247.1	245.4
Basic net income per share	$.90	$.70

Average shares outstanding	247.1	245.4
Effect of dilutive stock options	3.9	6.5
Total potential shares outstanding	251.0	251.9
Diluted net income per share	$.89	$.68

All stock options outstanding were included in the above computation during the first three months of 2005 and 2004.

(10) Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2005	2004
Net income	$222.8	$170.8

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	34.4	22.7
Unrealized gain (loss) on investments	(.7)	7.2
Unrealized gain on derivatives	6.2	1.1

Comprehensive income	$262.7	$201.8

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2005	2004
Service cost	$37	$34
Interest cost	112	112
Expected return on plan assets	(170)	(143)
Amortization of actuarial loss	28	14
Amortization of prior service cost	11	10
Net cost	$18	$27

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2005	2004
Service cost	$28	$29
Interest cost	76	79
Expected return on plan assets	(16)	(13)
Amortization of actuarial loss	85	77
Amortization of prior service credit	(34)	(26)
Net cost	$139	$146

During the first quarter of 2005, the Company contributed approximately $8 million to its pension plans and $73 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $182 million to its pension plans and $617 million to its other postretirement benefit plans in the remainder of fiscal year 2005.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13) New accounting standards to be adopted are as follows:

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment.  This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25.  The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  The effective date is the beginning of the fourth fiscal quarter of 2005.  The expected impact of the adoption on the Company’s net income in the fourth quarter of 2005 will be an expense of approximately $10 million after-tax.

In November 2004, the FASB issued Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4.  This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The effective date is the beginning of fiscal year 2006.  In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67.  This Statement requires real estate time-sharing transactions to be accounted for as nonretail land sales and the effective date is the beginning of fiscal year 2006.  In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.  This Statement eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for nonmonetary exchanges that do not have commercial substance.  Commercial substance is defined as a transaction that is expected to significantly change future cash flows as a result of the exchange.  The effective date is the beginning of the fourth fiscal quarter of 2005.  The adoption of these Statements is not expected to have a material effect on the Company’s financial position or net income.

(14) On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law.  The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  The deduction would be 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date (the Company’s 2004 fiscal tax year), or the first tax year that begins during the one-year period beginning on the date of enactment (the Company’s 2005 fiscal tax year).  At this time, the Company is still evaluating the amounts that may qualify under the law and the foreign earnings that may be repatriated.  The Company expects to complete the evaluation by the end of its fiscal third quarter.  No amounts related to the repatriation deduction under the act have been recognized in the Company’s income tax expense at this time.

(15) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004

Net Sales and Revenues
Net sales	$3,526.5	$2,911.6
Finance and interest income	29.0	18.4	$357.2	$328.8
Health care premiums and fees			193.7	186.0
Other income	72.2	68.1	25.9	38.2
Total	3,627.7	2,998.1	576.8	553.0

Costs and Expenses
Cost of sales	2,769.8	2,298.2
Research and development expenses	149.3	138.2
Selling, administrative and general expenses	367.2	312.6	96.6	107.0
Interest expense	56.8	53.1	124.7	102.1
Interest compensation to Financial Services	46.2	44.7
Health care claims and costs			152.1	150.6
Other operating expenses	28.5	11.3	67.8	71.1
Total	3,417.8	2,858.1	441.2	430.8

Income of Consolidated Group Before Income Taxes	209.9	140.0	135.6	122.2
Provision for income taxes	72.0	49.7	47.7	42.9
Income of Consolidated Group	137.9	90.3	87.9	79.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	81.6	76.4	.2	.2
Other	3.3	4.1
Total	84.9	80.5	.2	.2

Net Income	$222.8	$170.8	$88.1	$79.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2005	October 31 2004	January 31 2004	January 31 2005	October 31 2004	January 31 2004

Assets
Cash and cash equivalents	$2,541.4	$2,915.1	$3,450.1	$324.1	$266.0	$637.7
Cash equivalents deposited with unconsolidated subsidiaries	90.2	224.4	280.3

Cash and cash equivalents	2,631.6	3,139.5	3,730.4	324.1	266.0	637.7
Marketable securities				263.5	246.7	262.8
Receivables from unconsolidated subsidiaries and affiliates	1,316.1	1,469.5	361.6	3.3	.7
Trade accounts and notes receivable - net	704.2	781.5	666.3	2,797.1	2,765.8	2,519.7
Financing receivables - net	41.3	64.7	61.3	11,311.0	11,167.9	9,335.6
Other receivables	223.6	498.4	134.6	140.8	164.6	217.5
Equipment on operating leases - net	5.6	8.9	11.5	1,226.7	1,288.0	1,277.9
Inventories	2,802.0	1,999.1	2,169.8
Property and equipment - net	2,111.4	2,112.3	2,067.1	48.5	49.4	31.5
Investments in unconsolidated subsidiaries and affiliates	2,260.9	2,250.2	2,373.6	4.2	4.1	4.0
Goodwill	984.5	973.6	938.1			.2
Other intangible assets - net	21.3	21.6	255.7		.1	.2
Prepaid pension costs	2,473.8	2,474.5	61.7	17.3	18.6	.6
Other assets	222.7	206.2	238.3	259.1	309.1	328.1
Deferred income taxes	676.5	656.7	1,625.3			2.1
Deferred charges	100.4	86.8	95.0	23.4	23.7	21.9
Total Assets	$16,575.9	$16,743.5	$14,790.3	$16,419.0	$16,304.7	$14,639.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$311.7	$311.9	$642.6	$3,660.1	$3,145.6	$2,815.5
Payables to unconsolidated subsidiaries and affiliates	127.7	142.8	122.8	1,386.3	1,676.3	618.1
Accounts payable and accrued expenses	3,385.7	3,683.8	2,738.9	599.4	631.0	631.7
Health care claims and reserves				133.6	135.9	111.3
Accrued taxes	153.7	162.0	191.7	32.9	17.2	26.9
Deferred income taxes	11.5	35.9	5.1	176.5	155.3	135.3
Long-term borrowings	2,722.4	2,728.5	2,754.7	8,232.3	8,361.9	7,992.0
Retirement benefit accruals and other liabilities	3,365.1	3,285.8	4,050.0	36.7	33.9	45.1
Total liabilities	10,077.8	10,350.7	10,505.8	14,257.8	14,157.1	12,375.9

Common Stock, $1 par value (issued shares at January 31, 2005 – 268,215,602)	2,043.5	2,043.5	1,990.6	976.8	974.1	968.6
Common stock in treasury	(1,099.0)	(1,040.4)	(997.5)
Unamortized restricted stock compensation	(27.3)	(12.7)	(17.8)
Retained earnings	5,583.7	5,445.1	4,446.2	1,141.6	1,142.7	1,286.9
Total	6,500.9	6,435.5	5,421.5	2,118.4	2,116.8	2,255.5
Accumulated other comprehensive income (loss)	(2.8)	(42.7)	(1,137.0)	42.8	30.8	8.4

Stockholders’ equity	6,498.1	6,392.8	4,284.5	2,161.2	2,147.6	2,263.9
Total Liabilities and Stockholders’ Equity	$16,575.9	$16,743.5	$14,790.3	$16,419.0	$16,304.7	$14,639.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2005 and 2004
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004

Cash Flows from Operating Activities
Net income	$222.8	$170.8	$88.1	$79.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	3.0	1.2	(5.6)	10.9
Provision for depreciation and amortization	98.8	94.4	72.5	73.8
Undistributed earnings of unconsolidated subsidiaries and affiliates	4.8	(9.7)	(.2)	(.1)
Provision (credit) for deferred income taxes	(43.8)	1.4	19.5	(2.5)
Changes in assets and liabilities:
Receivables	105.5	72.5	19.6	(28.9)
Inventories	(777.3)	(546.9)
Accounts payable and accrued expenses	(320.8)	(19.6)	(39.7)	(5.5)
Other	254.1	90.6	(11.1)	65.2
Net cash provided by (used for) operating activities	(452.9)	(145.3)	143.1	192.4

Cash Flows from Investing Activities
Collections of receivables	14.9	28.4	5,731.3	4,904.9
Proceeds from sales of financing receivables			57.8	696.0
Proceeds from maturities and sales of marketable securities			19.1	10.8
Proceeds from sales of equipment on operating leases	2.7		88.8	114.9
Proceeds from sales of businesses		74.5
Cost of receivables acquired	(.1)	(11.5)	(5,838.3)	(5,174.4)
Purchases of marketable securities			(37.2)	(33.5)
Purchases of property and equipment	(80.6)	(53.2)	(.6)	(.5)
Cost of operating leases acquired			(103.1)	(87.0)
Acquisitions of businesses, net of cash acquired	(6.1)	(108.6)
Decrease in receivables with unconsolidated affiliates				274.3
Other	12.0	4.2	4.2	(6.4)
Net cash provided by (used for) investing activities	(57.2)	(66.2)	(78.0)	699.1

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(2.0)	65.5	14.4	(503.7)
Change in intercompany receivables/payables	153.9	(481.0)	(288.2)	198.9
Proceeds from long-term borrowings	1.1	.6	378.5	266.9
Principal payments on long-term borrowings	(2.2)	(4.1)	(25.6)	(528.5)
Proceeds from issuance of common stock	71.0	133.2
Repurchases of common stock	(162.3)	(.2)
Dividends paid	(69.3)	(53.4)	(89.2)	(70.3)
Other	(.2)		2.7
Net cash used for financing activities	(10.0)	(339.4)	(7.4)	(636.7)

Effect of Exchange Rate Changes on Cash	12.2	(6.1)	.4	7.7

Net Increase (Decrease) in Cash and Cash Equivalents	(507.9)	(557.0)	58.1	262.5
Cash and Cash Equivalents at Beginning of Period	3,139.5	4,287.4	266.0	375.2
Cash and Cash Equivalents at End of Period	$2,631.6	$3,730.4	$324.1	$637.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The Company’s businesses are currently affected by the following key trends and economic conditions.  In the U.S., the livestock and dairy sectors are expected to remain in solid condition in 2005, while government payments largely offset the effect of lower commodity prices.  As a result, U.S. farm cash receipts for 2005 are forecast to remain near the record level of 2004.  The Company’s agricultural equipment sales were up 26 percent for the first quarter of 2005 and are forecast to be up approximately 7 to 9 percent in 2005, excluding the impact of exchange rates.  Currency is expected to add approximately three percentage points to these sales for the year.  The Company’s commercial and consumer equipment sales decreased 8 percent in the first quarter of 2005 and are expected to increase approximately 4 to 6 percent for the year due to new models of compact tractors and utility vehicles, as well as an expanded market position in commercial mowing equipment.  Construction and forestry markets are receiving continued support from favorable U.S. economic conditions and fleet replenishment.  In addition, global forestry markets are expected to experience modest growth.  The Company’s construction and forestry sales increased 33 percent in the first quarter of 2005 and are forecast to increase 10 to 12 percent in 2005.  The Company’s Financial Services operations are expected to report net income of approximately $305 million for the year.

Items of concern include the availability and price of raw materials, including steel and rubber, which have an impact on results of the Company’s Equipment Operations.  To date, Company factories have been able to secure adequate supplies of such materials, though prices have risen.  In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with the U.S. Environmental Protection Agency Tier 3 and Tier 4 emissions rules for off-road diesel engines.  There is also uncertainty concerning the impact of Asian rust on the U.S. soybean crop and soybean production practices in the U.S.

The Company’s pattern of consistent product investment has allowed customers to appreciate the value in its advanced new models of equipment.  Steps to achieve more flexibility in manufacturing and order fulfillment have also played a role in the Company’s improved results.  Positive customer response and the expanding market position on a global basis should position the Company for another year of strong performance in 2005.

2005 Compared with 2004

Deere & Company’s net income for the first quarter was $222.8 million, or $.89 per share, compared with net income for the same period last year of $170.8 million, or $.68 per share.

Worldwide net sales and revenues grew 18 percent to $4,127 million for the first quarter, compared with $3,484 million for the same period a year ago.  Net sales of the Equipment Operations increased to $3,526 million for the first quarter, compared to $2,912 million last year.  The Company’s equipment sales in the U.S. and Canada rose 20 percent for the first quarter.  Outside the U.S. and Canada, net sales increased by 16 percent, excluding currency translation, and by 23 percent on a reported basis.

The Company’s Equipment Operations reported operating profit of $262 million for the first quarter, compared with $198 million for the same period last year.  The improvement was primarily due to increased shipments, efficiencies related to stronger production volumes, and improved price realization.  Partially offsetting these factors were higher raw material costs.  Excluding last year’s gain on the sale of a construction equipment rental company, equipment operating profit rose 56 percent on a 21 percent increase in sales.  The Equipment Operations had net income of $137.9 million for the quarter, compared with $90.3 million last year.  The same factors mentioned above affected these results.

Business Segment Results

•      Agricultural Equipment.  Segment sales increased 26 percent for the current quarter.  The sales increase was mainly due to higher shipments, reflecting continued strong retail demand, as well as improved price realization and the impact of currency translation.  Operating profit nearly doubled to $163 million, compared with $85 million last year.  The operating profit improvement was primarily driven by higher worldwide sales and efficiencies related to stronger production volumes.  Improved price realization offset a significant portion of an increase in raw material costs.

•      Commercial and Consumer Equipment.  Sales declined 8 percent for the first quarter as the segment further aligned shipments and production levels with seasonal demand.  The lower shipments and production volumes contributed to an operating loss of $2 million for the quarter versus operating profit of $20 million last year.  Having a positive impact for the quarter was improved price realization, which mostly offset an increase in raw material costs.

•      Construction and Forestry.  Segment sales rose 33 percent for the first quarter reflecting strong activity at the retail level.  Operating profit improved to $101 million, compared with $93 million for the same quarter a year ago.  Excluding last year’s $30 million pretax gain from the sale of an equipment rental company, operating profit improved 60 percent.  The first-quarter 2005 operating profit increase was mainly a result of higher sales and efficiencies related to stronger production volumes.  Improved price realization mostly offset higher raw material costs.

•      Credit.  The credit segment had an operating profit of $126 million for the first quarter, compared with $117 million last year.  The increase was primarily due to a lower provision for credit losses related to a high quality loan portfolio, and growth in the portfolio.  Last year, the credit operations benefited from gains on retail notes that were sold during the first quarter of 2004.  Total revenues of the credit operations, including intercompany revenues, increased 4 percent to $379 million in the current quarter from $364 million in the first quarter of 2004.  The average balance of receivables and leases financed was 12 percent higher in the first quarter, compared with the same period last year.  Interest expense increased 22 percent in the current quarter, compared with last year, as a result of higher average borrowings and borrowing rates.  The credit operations’ consolidated ratio of earnings to fixed charges was 2.10 to 1 for the first quarter this year, compared with 2.14 to 1 in the same period last year.

•      Other.  The other segment, which consists primarily of the health care operations, had an operating profit of $10 million for the first quarter, compared with $6 million last year.  The increase was primarily attributable to improved underwriting margins.

The cost of sales to net sales ratio for the first quarter of 2005 was 78.4 percent, compared to 78.8 percent in the same period last year.  The decrease was primarily due to manufacturing efficiencies related to higher production and sales, and improved price realization, partially offset by increased raw material costs and a higher employee performance bonus provision.

Finance and interest income and interest expense increased this year due to growth in the credit operations portfolio and higher financing rates.  Other income decreased in the current quarter primarily due to gains on retail notes sold during the first quarter of last year.  Selling, administrative and general expenses were higher in 2005 primarily due to the acquisition and consolidation of Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc. (collectively called Nortrax), a higher employee performance bonus provision and foreign currency exchange rate effects.  Other operating expenses increased, primarily as a result of the consolidation of Nortrax and an increase in service expenses.

Market Conditions and Outlook

Excluding the impact of currency translation, Company equipment sales are expected to increase by 6 to 8 percent for fiscal year 2005 and by 9 to 11 percent for the second quarter of 2005, compared to the same periods last year.  Currency is forecast to add about two percentage points to sales for both periods.  Production levels are expected to be down slightly for the year but up 3 to 5 percent for the second quarter.  Net income is forecast to be around $1.5 billion for the full year and in the range of $500 million to $525 million for the quarter.

•      Agricultural Equipment.  In the U.S., the livestock and dairy sectors are expected to remain in solid condition in 2005, while government payments largely offset the effect of lower commodity prices.  As a result, U.S. farm cash receipts for the year are forecast to remain near the record level of 2004.  Given these conditions, the Company now expects industry retail sales in the U.S. and Canada to be up 5 to 10 percent for fiscal year 2005 in comparison with the positive levels of last year.

In other parts of the world, industry retail sales in Western Europe are forecast to be flat to down 5 percent for the year.  Farmers in the region benefited from a good fall harvest and are expected to see 2005 income in line with last year.  In South America, industry sales are forecast to be down 20 to 30 percent as a result of the combination of a weaker U.S. dollar and lower commodity prices, as well as increased input costs.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be up 7 to 9 percent for the year, excluding the impact of exchange rates.  Currency is expected to add about three percentage points to the Company’s agricultural equipment sales for the year.

•      Commercial and Consumer Equipment.  Sales of the Company’s commercial and consumer equipment are expected to increase 4 to 6 percent for the year with help from new models of compact tractors and utility vehicles, as well as an expanded market position in commercial mowing equipment.

•      Construction and Forestry.  Markets for construction equipment are receiving continued support from favorable U.S. economic conditions and fleet replenishment by contractors and rental companies.  In addition, global forestry markets are expected to experience modest growth for the year.  In this environment, the Company’s sales of construction and forestry equipment are forecast to rise by 10 to 12 percent for fiscal year 2005.

•      Financial Services.  The outlook for the Company’s Financial Services operations is largely unchanged.  Net income for the year is expected to be about $305 million, which is slightly higher than the previous forecast due to a further improvement in the Company’s credit portfolio quality.

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

Forward-looking statements involve certain factors that are subject to change, including, for the Company’s agricultural equipment segment, the many interrelated factors that affect farmers’ confidence.  These factors include worldwide demand for agricultural products, the level, complexity and distribution of government farm programs (and international reaction to such programs), world grain stocks, the growth of non-food uses for some crops, prices of commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the land ownership policies of various governments, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), harvest yields, availability of transport for crops and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include general economic conditions in these markets, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, spending by municipalities and golf courses, and weather conditions.  Sales of commercial and consumer equipment during the spring are also affected by the severity and timing of weather patterns.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates; production and technological difficulties, including capacity and supply constraints of, and prices for, commodities such as steel and rubber; oil and energy prices and supplies; the availability and cost of freight; monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; investor sentiment; inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.  Company results are also affected by changes in market values of investment assets and the level of interest rates, which impact postretirement benefit costs, and significant changes in health care costs.

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

Certain information in the Statement of Consolidated Cash Flows (Unaudited) has been reclassified for the three months ended January 31, 2004 to eliminate the effects of non-cash transactions.  See Note 1 to the Interim Financial Statements for further discussion and quantification of the reclassification.  The Supplemental Consolidating Data Statement of Cash Flows in Note 15 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

Negative cash flows from operating activities in the first three months of 2005 of $453 million resulted primarily from an increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income, a decrease in taxes receivable and a decrease in trade receivables.  The resulting net cash requirement for operating activities, repurchases of common stock, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents, a decrease in receivables from Financial Services and issuances of common stock (which were the result of the exercise of stock options).

In the first three months of 2004, negative cash flows from operating activities of $145 million resulted primarily from an increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income, a decrease in taxes receivable and an increase in retirement benefit accruals.  The resulting net cash requirement for operating activities, an increase in receivables from Financial Services, acquisitions of businesses, payment of dividends and purchases of property and equipment were provided primarily from a decrease in cash and cash equivalents, issuances of common stock (which were the result of the exercise of stock options), proceeds from sales of businesses and borrowings.

Trade receivables held by the Equipment Operations decreased $77 million during the first quarter and increased $38 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the following consolidated discussion of trade receivables.

Inventories increased by $803 million during the first three months, primarily reflecting a seasonal increase in the first quarter.  Inventories increased $632 million, compared to a year ago primarily due to the increase in sales, the consolidation of Ontrac Holdings, Inc. and foreign currency exchange rate effects.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 27 percent at January 31, 2005, compared to 22 percent at October 31, 2004 and 28 percent at January 31, 2004.

Total interest-bearing debt of the Equipment Operations was $3,034 million at January 31, 2005, compared with $3,040 million at the end of fiscal year 2004 and $3,397 million at January 31, 2004.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 32 percent, 32 percent and 44 percent at January 31, 2005, October 31, 2004 and January 31, 2004, respectively.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of borrowings and equity capital.  Additionally, the credit operations have periodically sold substantial amounts of retail notes.

During the first quarter of 2005, the cash provided by operating activities was used for investing activities, financing activities and an increase in cash and cash equivalents.  Cash provided by Financial Services operating activities was $143 million in the current quarter.  Cash used for investing activities totaled $78 million in the first three months of 2005, primarily due to the cost of receivables acquired exceeding collections of receivables.  Cash used for financing activities totaled $7 million in the current quarter, resulting primarily from a decrease in payables to the Equipment Operations and dividends paid to the Equipment Operations, partially offset by an increase in long-term and short-term borrowings.  Cash and cash equivalents increased $58 million.

In the first quarter of 2004, the aggregate cash provided by operating and investing activities was used primarily to decrease borrowings.  Cash provided by Financial Services operating activities was $192 million in the first quarter of 2004.  Cash provided by investing activities totaled $699 million in the first three months of 2004, primarily due to collections of receivables and the sales of retail notes exceeding the cost of receivables acquired.  Cash used for financing activities totaled $637 million in the first quarter of 2004, resulting primarily from a decrease in short-term and long-term external borrowings and dividends paid to the Equipment Operations, partially offset by an increase in payables to the Equipment Operations.  Cash and cash equivalents also increased $263 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2005 and the past 12 months, these receivables and leases increased $113 million and $2,202 million, respectively, due to the cost of receivables and leases acquired exceeding the collections and sales of retail notes.  Total acquisitions of receivables and leases were 13 percent higher in the first three months of 2005, compared with the same period last year.  Acquisition volumes of wholesale notes, trade receivables, leases, retail notes and revolving charge accounts were all higher in the first three months of 2005, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $18,230 million at January 31, 2005, compared with $18,620 million at October 31, 2004 and $16,260 million at January 31, 2004.  At January 31, 2005, the unpaid balance of all receivables previously sold was $2,895 million, compared with $3,398 million at October 31, 2004 and $3,127 million at January 31, 2004.

Total external interest-bearing debt of the credit operations was $11,892 million at January 31, 2005, compared with $11,508 million at the end of fiscal year 2004 and $10,808 million at January 31, 2004.  Total external borrowings increased during the first three months of 2005 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 6.5 to 1 at January 31, 2005, compared with 6.4 to 1 at October 31, 2004 and 5.3 to 1 at January 31, 2004.

During the first quarter of 2005, the credit operations issued $379 million of long-term borrowings, which were primarily medium-term notes.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization and sale of retail notes, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at January 31, 2005, October 31, 2004 and January 31, 2004 was approximately $1.9 billion, $1.9 billion and $1.7 billion, respectively, while the total cash and short-term investment position was approximately $2.9 billion, $3.2 billion and $4.1 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets in the U.S., Canada, Europe and Australia, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks.  Some of the lines are available to both the Equipment Operations and certain credit operations.  Worldwide lines of credit totaled $3,312 million at January 31, 2005, $906 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at January 31, 2005 was a long-term facility agreement totaling $1,250 million, expiring in February 2009.

In February 2005, the Company replaced its existing short-term $1,250 million revolving credit facility agreement, which was included in the worldwide lines of credit discussed above and expired in February 2005, with a $625 million short-term credit facility agreement, expiring in February 2006, and a $625 million long-term credit facility agreement, expiring in February 2010.  This long-term agreement is in addition to the $1,250 million long-term agreement discussed above, expiring in February 2009.

The credit agreements require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity) of 65 percent or less at the end of each fiscal quarter.  At January 31, 2005, the ratio was 32 percent.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2005 was $4,864 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $9,034 million at January 31, 2005.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Stable

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables decreased $75 million during the first three months of 2005.  These receivables increased $294 million, compared to a year ago, primarily due to the increase in sales and the effects of foreign exchange.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 17 percent at January 31, 2005, compared to 18 percent at October 31, 2004 and 20 percent at January 31, 2004.  Agricultural equipment trade receivables increased $198 million, commercial and consumer equipment receivables increased $7 million and construction and forestry receivables increased $89 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 2 percent and 4 percent at January 31, 2005, October 31, 2004 and January 31, 2004, respectively.

Stockholders’ equity was $6,498 million at January 31, 2005, compared with $6,393 million at October 31, 2004 and $4,285 million at January 31, 2004.  The increase of $105 million during the first quarter of 2005 resulted primarily from net income of $223 million, which was partially offset by dividends declared of $69 million and an increase in treasury stock of $59 million,

The Board of Directors at its meeting on February 23, 2005 increased the quarterly dividend from $.28 per share to $.31 per share, payable May 2, 2005, to stockholders of record on March 31, 2005.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.            CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
Nov 1 to Nov 30				$1,000

Dec 1 to Dec 31	1,108	$72.13	1,108	920

Jan 1 to Jan 31	1,159	71.11	1,159	838

Total	2,267		2,267

1.             During the first quarter of 2005, the Company had one active share purchase plan that was publicly announced in December 2004 (Plan) to purchase up to $1 billion of its common stock.

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

MARKET CONDITIONS AND OUTLOOK

Please see Part I., Item 2 of this report on Form 10-Q.

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

Certain information in the Statement of Consolidated Cash Flows has been reclassified for the years ended 2004, 2003 and 2002 to eliminate the effects of non-cash transactions. See Note 1 to the Consolidated Financial Statements for further discussion and quantification of the reclassification. The Supplemental Consolidating Data Statement of Cash Flows in Note 29 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2004, 2003 and 2002

(In millions of dollars)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$1,406.1	$643.1	$319.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	51.4	106.8	160.7
Provision for depreciation and amortization	621.0	631.4	725.3
Undistributed earnings of unconsolidated affiliates	20.7	(5.5)	22.7
Provision (credit) for deferred income taxes	385.0	33.1	(1.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(863.7)	497.9	12.0
Inventories	(501.3)	(72.8)	(30.2)
Accounts payable and accrued expenses	872.7	(184.9)	144.0
Retirement benefit accruals/prepaid pension costs	(1,245.7)	(175.9)	59.3
Other	(250.1)	163.3	157.5
Net cash provided by operating activities	496.1	1,636.5	1,569.3

Cash Flows from Investing Activities
Collections of financing receivables	7,611.6	6,844.0	5,212.2
Proceeds from sales of financing receivables	2,206.8	1,704.0	2,967.8
Proceeds from maturities and sales of marketable securities	66.7	76.4	75.4
Proceeds from sales of equipment on operating leases	444.4	514.5	495.2
Proceeds from sales of businesses	90.6	22.5	53.5
Cost of financing receivables acquired	(10,493.5)	(9,421.8)	(8,034.3)
Purchases of marketable securities	(79.6)	(118.2)	(87.8)
Purchases of property and equipment	(363.8)	(309.6)	(358.7)
Cost of operating leases acquired	(290.6)	(258.9)	(325.1)
Acquisitions of businesses, net of cash acquired	(192.9)	(10.6)	(19.0)
Decrease (increase) in receivables from unconsolidated affiliates	(68.7)	(6.8)	14.8
Other	(.1)	(32.4)	1.0
Net cash used for investing activities	(1,069.1)	(996.9)	(5.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(356.0)	126.9	(1,413.2)
Proceeds from long-term borrowings	2,189.5	3,312.9	4,573.7
Principal payments on long-term borrowings	(2,312.7)	(2,542.7)	(2,771.0)
Proceeds from issuance of common stock	250.8	174.5	48.0
Repurchases of common stock	(193.1)	(.4)	(1.2)
Dividends paid	(246.6)	(210.5)	(208.9)
Other	(.4)	(1.8)	(1.5)
Net cash provided by (used for) financing activities	(668.5)	858.9	225.9

Effect of Exchange Rate Changes on Cash	38.1	71.1	(5.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,203.4)	1,569.6	1,784.9
Cash and Cash Equivalents at Beginning of Year	4,384.5	2,814.9	1,030.0
Cash and Cash Equivalents at End of Year	$3,181.1	$4,384.5	$2,814.9

The notes to consolidated financial statements are an integral part of this statement. (See reclassifications in Note 1.)

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

Cash Flow Reclassifications

Certain information in the Statement of Consolidated Cash Flows as shown in the following table has been reclassified for the years ended 2004, 2003 and 2002. This reclassification is related to concerns raised by the staff of the U.S. Securities and Exchange Commission. Previously, the company reported an increase in cash flow from operating activities when a trade receivable was settled by a dealer through financing received from the company's credit operations. The company also reported an increase in cash flow from operating activities when equipment that had been in the company's inventory was transferred to the credit operations and financed as an operating lease with a customer. The financing receivable or operating lease issued by the credit operations for these transactions was reported as a corresponding cash outflow from investing activities. There was no cash received by the company on a consolidated basis at that time. These offsetting intercompany cash flows have been eliminated in the Statement of Consolidated Cash Flows to properly reflect consolidated operating and investing activities. Subsequent cash inflows from the collections or sales of these financing receivables were reclassified from investing to operating activities in order to properly classify cash receipts from the sale of inventory as operating activities. The Supplemental Consolidating Data Statement of Cash Flows in Note 29 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed. See Note 26 for further cash flow information.

Reconciliations of the reclassifications in the Statement of Consolidated Cash Flows for the years ended October 31 in millions of dollars were as follows:

	2004	2003	2002
Cash Flows from Operating Activities

Net cash provided by operating activities
Previous	$1,162.5	$1,535.7	$1,878.3
Reclassification	(666.4)	100.8	(309.0)
Revised	$496.1	$1,636.5	$1,569.3

Cash Flow from Investing Activities

Collections of financing receivables
Previous	$10,233.6	$9,077.6	$6,987.0
Reclassification	(2,622.0)	(2,233.6)	(1,774.8)
Revised	$7,611.6	$6,844.0	$5,212.2

Proceeds from sales of financing receivables
Previous	$2,333.6	$1,941.0	$2,967.8
Reclassification	(126.8)	(237.0)
Revised	$2,206.8	$1,704.0	$2,967.8

Cost of financing receivables acquired
Previous	$(13,628.2)	$(11,576.8)	$(9,955.3)
Reclassification	3,134.7	2,155.0	1,921.0
Revised	$(10,493.5)	$(9,421.8)	$(8,034.3)

Cost of operating leases acquired
Previous	$(571.1)	$(473.7)	$(487.9)
Reclassification	280.5	214.8	162.8
Revised	$(290.6)	$(258.9)	$(325.1)

Net cash used for investing activities
Previous	$(1,735.5)	$(896.1)	$(314.0)
Reclassification	666.4	(100.8)	309.0
Revised	$(1,069.1)	$(996.9)	$(5.0)

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

9. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2004	2003
Retail notes:
Equipment:
Agricultural	$5,713	$4,995
Commercial and consumer	1,161	1,092
Construction and forestry	1,749	1,515
Recreational products	75	114
Total	8,698	7,716
Wholesale notes	941	828
Revolving charge accounts	1,513	1,164
Financing leases (direct and sales-type)	803	759
Operating loans	380	543
Total financing receivables	12,335	11,010
Less:
Unearned finance income:
Equipment notes	834	755
Recreational product notes	22	34
Financing leases	101	98
Total	957	887
Allowance for doubtful receivables	145	149
Financing receivables – net	$11,233	$9,974

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

Financing receivables at October 31 related to the company's sales of equipment (see Note 26) that were included in the table above were as follows in millions of dollars:

	2004	2003
Retail notes*:
Equipment:
Agricultural	$731	$591
Commercial and consumer	68	63
Construction and forestry	378	219
Total	1,177	873
Wholesale notes	941	828
Sales-type leases	355	271
Total	2,473	1,972
Less:
Unearned finance income:
Equipment notes	128	103
Financing leases	39	31
Total	167	134
Financing receivables related to the company's sales of equipment	$2,306	$1,838

*These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2004	2003
Due in months:
0 – 12	$5,939	$5,282
13 – 24	2,486	2,194
25 – 36	1,822	1,602
37 – 48	1,131	1,101
49 – 60	729	607
Thereafter	228	224
Total	$12,335	$11,010

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

All cash flows from the changes in trade accounts and notes receivable (see Note 8) are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the company’s customers. Cash flows from financing receivables (see Note 9) that are related to the sale of equipment to the company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by an independent dealer and are included in investing activities.

The company had non-cash operating and investing activities not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $208 million, $157 million and $116 million in 2004, 2003 and 2002, respectively.

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
Two Prudential Plaza
180 North Stetson Avenue
Chicago, Illinois 60601

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries as of October 31, 2004 and 2003 and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2004

(March 9, 2005 as to the cash flow reclassification described in Notes 1, 9, and 26)

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

DEERE & COMPANY

Date:	March 14, 2005	By:	/s/ Nathan J. Jones
Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005.

4.2

364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005.

10.1	Form of John Deere Restricted Stock Unit Grant

10.2	John Deere Performance Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual stockholder meeting on February 23, 2005*)

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Consent of Deloitte & Touche LLP

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference