Form 10-Q
period 2005-04-30
DEERE & CO
filed 2005-05-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

At April 30, 2005, 242,211,084 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2005 and 2004
(In millions of dollars and shares except per share amounts) Unaudited

	2005	2004

Net Sales and Revenues
Net sales	$6,019.2	$5,296.1
Finance and interest income	341.9	294.0
Health care premiums and fees	176.6	194.3
Other income	83.7	92.6
Total	6,621.4	5,877.0

Costs and Expenses
Cost of sales	4,541.6	3,983.3
Research and development expenses	170.4	150.6
Selling, administrative and general expenses	597.9	583.7
Interest expense	180.1	151.2
Health care claims and costs	142.4	180.7
Other operating expenses	94.1	85.7
Total	5,726.5	5,135.2

Income of Consolidated Group Before Income Taxes	894.9	741.8
Provision for income taxes	297.2	262.6
Income of Consolidated Group	597.7	479.2

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.1	.2
Other	6.2	(2.1)
Total	6.3	(1.9)

Net Income	$604.0	$477.3

Per Share:
Net income - basic	$2.46	$1.93
Net income - diluted	$2.43	$1.88

Average Shares Outstanding:
Basic	245.4	247.7
Diluted	248.7	254.3

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2005 and 2004
(In millions of dollars and shares except per share amounts) Unaudited

	2005	2004

Net Sales and Revenues
Net sales	$9,545.7	$8,207.7
Finance and interest income	667.5	588.7
Health care premiums and fees	365.5	375.6
Other income	169.8	188.8
Total	10,748.5	9,360.8

Costs and Expenses
Cost of sales	7,307.6	6,277.7
Research and development expenses	319.7	288.8
Selling, administrative and general expenses	1,059.6	1,001.5
Interest expense	347.2	298.6
Health care claims and costs	294.5	331.3
Other operating expenses	179.5	158.9
Total	9,508.1	8,356.8

Income of Consolidated Group Before Income Taxes	1,240.4	1,004.0
Provision for income taxes	417.0	355.1
Income of Consolidated Group	823.4	648.9

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.3	.3
Other	3.1	(1.1)
Total	3.4	(.8)

Net Income	$826.8	$648.1

Per Share:
Net income - basic	$3.36	$2.63
Net income - diluted	$3.31	$2.56

Average Shares Outstanding:
Basic	246.2	246.5
Diluted	249.8	253.0

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2005	2004	2004

Assets
Cash and cash equivalents	$3,056.7	$3,181.1	$2,995.7
Marketable securities	275.1	246.7	250.8
Receivables from unconsolidated affiliates	21.4	17.6	31.2
Trade accounts and notes receivable - net	4,389.6	3,206.9	3,887.1
Financing receivables - net	11,769.9	11,232.6	9,655.1
Restricted financing receivables - net	600.3
Other receivables	341.6	663.0	428.3
Equipment on operating leases - net	1,214.4	1,296.9	1,204.4
Inventories	2,890.0	1,999.1	2,226.2
Property and equipment - net	2,177.8	2,161.6	2,071.4
Investments in unconsolidated affiliates	109.7	106.9	109.2
Goodwill	973.8	973.6	928.4
Other intangible assets - net	21.0	21.7	255.5
Prepaid pension costs	2,652.7	2,493.1	60.8
Other assets	464.0	515.4	494.2
Deferred income taxes	597.3	528.1	1,249.2
Deferred charges	138.3	109.7	109.8
Total Assets	$31,693.6	$28,754.0	$25,957.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$5,364.0	$3,457.5	$3,076.9
Payables to unconsolidated affiliates	174.3	142.3	146.0
Accounts payable and accrued expenses	4,279.2	3,973.6	3,612.0
Health care claims and reserves	130.6	135.9	128.3
Accrued taxes	188.7	179.2	205.1
Deferred income taxes	61.8	62.6	29.2
Long-term borrowings	11,324.3	11,090.4	10,878.3
Retirement benefit accruals and other liabilities	3,431.0	3,319.7	3,140.7
Total liabilities	24,953.9	22,361.2	21,216.5
Common stock, $1 par value (issued shares at April 30, 2005 – 268,215,602)	2,043.5	2,043.5	1,987.7
Common stock in treasury	(1,389.0)	(1,040.4)	(897.4)
Unamortized restricted stock compensation	(24.6)	(12.7)	(16.7)
Retained earnings	6,106.1	5,445.1	4,841.4
Total	6,736.0	6,435.5	5,915.0
Accumulated other comprehensive income (loss)	3.7	(42.7)	(1,174.2)
Stockholders’ equity	6,739.7	6,392.8	4,740.8
Total Liabilities and Stockholders’ Equity	$31,693.6	$28,754.0	$25,957.3

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2005 and 2004
(In millions of dollars) Unaudited

	2005	2004

Cash Flows from Operating Activities
Net income	$826.8	$648.1
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	4.6	34.5
Provision for depreciation and amortization	313.8	316.7
Undistributed earnings of unconsolidated affiliates	(2.3)	21.5
Provision (credit) for deferred income taxes	(72.0)	244.8
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,201.5)	(1,282.8)
Inventories	(982.4)	(707.7)
Accounts payable and accrued expenses	266.5	579.9
Retirement benefit accruals/prepaid pension costs	(52.3)	(829.8)
Other	148.3	(103.3)
Net cash used for operating activities	(750.5)	(1,078.1)

Cash Flows from Investing Activities
Collections of financing receivables	3,927.4	3,935.0
Proceeds from sales of financing receivables	51.5	1,593.0
Proceeds from maturities and sales of marketable securities	26.8	30.4
Proceeds from sales of equipment on operating leases	200.6	260.2
Proceeds from sales of businesses	46.0	78.7
Cost of financing receivables acquired	(4,935.8)	(5,144.5)
Purchases of marketable securities	(57.7)	(51.2)
Purchases of property and equipment	(182.4)	(140.6)
Cost of operating leases acquired	(136.0)	(117.4)
Acquisitions of businesses, net of cash acquired	(6.1)	(163.3)
Increase in receivables with unconsolidated affiliates		(14.9)
Other	25.2	16.6
Net cash provided by (used for) investing activities	(1,040.5)	282.0

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	976.5	(452.5)
Proceeds from long-term borrowings	1,480.1	802.8
Principal payments on long-term borrowings	(270.7)	(1,080.2)
Proceeds from issuance of common stock	96.6	216.5
Repurchases of common stock	(484.4)	(.2)
Dividends paid	(138.6)	(107.6)
Other	(.7)	(.6)
Net cash provided by (used for) financing activities	1,658.8	(621.8)

Effect of Exchange Rate Changes on Cash	7.8	29.1

Net Decrease in Cash and Cash Equivalents	(124.4)	(1,388.8)
Cash and Cash Equivalents at Beginning of Period	3,181.1	4,384.5
Cash and Cash Equivalents at End of Period	$3,056.7	$2,995.7

See Notes to Interim Financial Statements.

Notes to Interim Financial Statements (Unaudited)

(1)        The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in Part II., Item 5. of the Company’s Form 10-Q for January 31, 2005. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2005 financial statement presentations.

Certain information in the Statement of Consolidated Cash Flows as shown in the following table has been reclassified for the six months ended April 30, 2004. This reclassification is related to concerns raised by the staff of the U.S. Securities and Exchange Commission. Previously, the Company reported an increase in cash flow from operating activities when a trade receivable was settled by a dealer through financing received from the Company’s credit operations. The Company also reported an increase in cash flow from operating activities when equipment that had been in the Company’s inventory was transferred to the credit operations and financed as an operating lease with a customer. The financing receivable or operating lease issued by the credit operations for these transactions was reported as a corresponding cash outflow from investing activities. There was no cash received by the Company on a consolidated basis at that time. These offsetting intercompany cash flows have been eliminated in the Statement of Consolidated Cash Flows to properly reflect consolidated operating and investing activities. Subsequent cash inflows from the collections or sales of these financing receivables were reclassified from investing to operating activities in order to properly classify cash receipts from the sale of inventory as operating activities. The Supplemental Consolidating Data Statement of Cash Flows in Note 15 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $99 million and $77 million in the first six months of 2005 and 2004, respectively.

Reconciliations of the reclassifications in the Statement of Consolidated Cash Flows in millions of dollars are as follows:

Six Months Ended
April 30
2004

Cash Flows from Operating Activities
Net cash used for operating activities
Previous	$(908.5)
Reclassification	(169.6)
Revised	$(1,078.1)

Cash Flows from Investing Activities
Collections of financing receivables
Previous	$5,160.6
Reclassification	(1,225.6)
Revised	$3,935.0

Proceeds from sales of financing receivables
Previous	$1,602.6
Reclassification	(9.6)
Revised	$1,593.0

Cost of financing receivables acquired
Previous	$(6,445.5)
Reclassification	1,301.0
Revised	$(5,144.5)

Cost of operating leases acquired
Previous	$(221.2)
Reclassification	103.8
Revised	$(117.4)

Net cash provided by investing activities
Previous	$112.4
Reclassification	169.6
Revised	$282.0

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

(3)        An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004

Balance, beginning of period	$5,583.7	$4,446.2	$5,445.1	$4,329.5
Net income	604.0	477.3	826.8	648.1
Dividends declared	(76.1)	(69.1)	(145.2)	(123.2)
Other adjustments	(5.5)	(13.0)	(20.6)	(13.0)
Balance, end of period	$6,106.1	$4,841.4	$6,106.1	$4,841.4

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

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Net income as reported	$604.0	$477.3	$826.8	$648.1

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.2	1.3	4.2	2.5

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(10.1)	(7.9)	(19.5)	(15.8)

Pro forma net income	$596.1	$470.7	$811.5	$634.8

Net income per share:
As reported - basic	$2.46	$1.93	$3.36	$2.63
Pro forma - basic	2.43	1.91	3.30	2.58
As reported - diluted	2.43	1.88	3.31	2.56
Pro forma - diluted	2.41	1.87	3.27	2.52

(5)        Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2005	October 31 2004	April 30 2004

Raw materials and supplies	$723	$589	$548
Work-in-process	475	408	435
Finished goods and parts	2,698	2,004	2,195
Total FIFO value	3,896	3,001	3,178
Less adjustment to LIFO basis	1,006	1,002	952
Inventories	$2,890	$1,999	$2,226

(6)        Contingencies and restrictions:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004

Balance, beginning of period	$458	$397	$458	$389

Payments	(93)	(104)	(186)	(185)

Accruals for warranties	111	113	204	202

Balance, end of period	$476	$406	$476	$406

In the second quarter of 2005, the credit operations’ new securitizations of financing receivables (retail notes) held by a special purpose entity (SPE) met the criteria for secured financings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables - net” on the balance sheet. The total restricted assets recorded on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets, the creditors of the SPE involved in the secured borrowings (a $2 billion revolving conduit facility described more fully under “Capital Resources and Liquidity” in Management’s Discussion and Analysis) have recourse to a letter of credit issued by the credit operations totaling approximately $80 million as of April 30, 2005. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables under

FASB Statement No. 140. As a result, this letter of credit is also included in the maximum exposure to losses for receivables that have been sold, discussed below. The Company recognizes finance income on these restricted retail notes on an effective-yield basis and provides for credit losses incurred over the life of the retail notes in the allowance for credit losses.

The total components of consolidated restricted assets related to securitizations were as follows in millions of dollars:

April 30
2005

Restricted financing receivables	$602
Allowance for credit losses	(2)
Other assets	23
Total restricted securitized assets	$623

The components of consolidated secured liabilities related to securitizations were as follows in millions of dollars :

April 30
2005

Short-term borrowings	$621
Accrued interest on borrowings	1
Total liabilities related to securitized assets	$622

The restricted retail notes on the balance sheet were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary, however, the transfer qualified as a secured financing rather than a sale. The borrowings shown above are the obligations to this SPE that are payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, John Deere Capital Corporation (the “Capital Corporation”), which is included in the Company’s credit operations, has sold the receivables to the SPE in a true sale and the SPE is a separate legal entity from the Capital Corporation. Use of the assets held by the SPE is restricted by terms of governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the letter of credit mentioned above. At April 30, 2005, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

The credit operations have guarantees for certain recourse obligations on financing receivables (primarily retail notes), which have been securitized and sold in prior periods. These transactions qualified as sales of receivables and the retail notes are not included on the balance sheet. If the retail notes sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2005, the maximum amount of exposure to losses under these agreements was $180 million. The estimated risk associated with the sold receivables totaled $16 million at April 30, 2005. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet related to these sold retail notes. The retained interests are related to assets held by unconsolidated SPEs. At April 30, 2005, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $2,467 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the retail notes. At April 30, 2005, the maximum remaining term of these guaranteed receivables was approximately five years.

At April 30, 2005, the Company had approximately $133 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2005, the Company had accrued losses of approximately $1 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2005 was approximately six years.

At April 30, 2005, the Company had guaranteed approximately $40 million of residual value for two operating leases related to an administrative and a manufacturing building. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $9 million related to these agreements at April 30, 2005. The leases have terms expiring from 2006 to 2007.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company rated “A” with A.M. Best Company (Insurance Carrier). As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At April 30, 2005, the maximum exposure for uncollected premiums was approximately $37 million. Substantially all of the credit operations’ crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “A” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of both the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $445 million at April 30, 2005. The credit operations believe that the likelihood of the ocurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at April 30, 2005, the credit operations have accrued losses of approximately $.2 million under the MGA.

The Company had pledged assets of $17 million, outside the U.S., as collateral for borrowings, and $17 million of restricted investments related to conducting the health care business in various states at April 30, 2005.

The Company also had other miscellaneous contingent liabilities totaling approximately $30 million at April 30, 2005, for which it believes the probability for payment is primarily remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company. These registered debt securities totaled $250 million at April 30, 2005 and are included on the consolidated balance sheet.

(7)        Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Dividends declared	$.31	$.28	$.59	$.50
Dividends paid	$.28	$.22	$.56	$.44

(8)        Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2005	2004	% Change	2005	2004	% Change
Net sales and revenues
Agricultural equipment *	$3,292	$2,816	+17	$5,302	$4,412	+20
Commercial and consumer equipment	1,235	1,318	-6	1,758	1,888	-7
Construction and forestry *	1,492	1,162	+28	2,486	1,908	+30
Total net sales **	6,019	5,296	+14	9,546	8,208	+16
Credit revenues *	343	324	+6	673	639	+5
Other revenues	259	257	+1	529	514	+4
Total net sales and revenues **	$6,621	$5,877	+13	$10,748	$9,361	+15

Operating profit (loss): ***
Agricultural equipment	$488	$430	+13	$651	$516	+26
Commercial and consumer equipment	135	152	-11	133	171	-22
Construction and forestry	233	144	+62	334	237	+41
Credit	109	110	-1	235	227	+4
Other	6	(17)		15	(12)
Total operating profit **	971	819	+19	1,368	1,139	+20
Interest, corporate expenses - net and income taxes	(367)	(342)	+7	(541)	(491)	+10
Net income	$604	$477	+27	$827	$648	+28
Identifiable assets:
Agricultural equipment				$3,891	$3,181	+22
Commercial and consumer equipment				1,648	1,644
Construction and forestry				2,119	1,878	+13
Credit				17,991	14,882	+21
Other				425	371	+15
Corporate				5,620	4,001	+40
Total assets				$31,694	$25,957	+22

* Additional intersegment sales and revenues
Agricultural equipment sales	$31	$22	+41	$53	$39	+36
Construction and forestry sales	4	4		7	6	+17
Credit revenues	64	58	+10	113	106	+7

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,800	$1,550	+16	$2,924	$2,465	+19
Operating profit	253	227	+11	364	335	+9

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

(9)        A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Net income	$604.0	$477.3	$826.8	$648.1
Average shares outstanding	245.4	247.7	246.2	246.5
Basic net income per share	$2.46	$1.93	$3.36	$2.63

Average shares outstanding	245.4	247.7	246.2	246.5
Effect of dilutive stock options	3.3	6.6	3.6	6.5
Total potential shares outstanding	248.7	254.3	249.8	253.0
Diluted net income per share	$2.43	$1.88	$3.31	$2.56

All stock options outstanding were included in the above computations during 2005 and 2004.

(10)  Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Net income	$604.0	$477.3	$826.8	$648.1

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	4.6	(35.5)	39.0	(12.8)
Unrealized gain (loss) on investments	.4	(9.9)	(.3)	(2.7)
Unrealized gain on derivatives	1.5	8.2	7.7	9.3

Comprehensive income	$610.5	$440.1	$873.2	$641.9

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Service cost	$36	$33	$73	$67
Interest cost	114	117	226	229
Expected return on plan assets	(172)	(165)	(342)	(308)
Amortization of actuarial loss	22	13	50	27
Amortization of prior service cost	10	11	21	21
Net cost	$10	$9	$28	$36

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2005	2004	2005	2004
Service cost	$13	$22	$41	$51
Interest cost	74	82	150	161
Expected return on plan assets	(17)	(12)	(33)	(25)
Amortization of actuarial loss	64	94	149	171
Amortization of prior service cost	(32)	(38)	(66)	(64)
Net cost	$102	$148	$241	$294

During the first six months of 2005, the Company contributed approximately $178 million to its pension plans and $145 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $16 million to its pension plans and $546 million to its other postretirement benefit plans in the remainder of fiscal year 2005. These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

(13)    New accounting standards to be adopted are as follows:

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effective date for the Company was recently revised to the beginning of fiscal year 2006. The expected impact of the adoption on the Company’s net income in fiscal year 2006 will be an expense of approximately $40 million after-tax.

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

(14)    On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The deduction would be 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date (the Company’s 2004 fiscal tax year), or the first tax year that begins during the one-year period beginning on the date of enactment (the Company’s 2005 fiscal tax year). At this time, the Company is still evaluating the final amount of foreign earnings that may be repatriated. The Company expects to substantially complete the evaluation by the end of its fiscal third quarter. During the second quarter and first six months of 2005, the Company recognized a tax benefit of $11 million related to the probable repatriation of foreign earnings under the Act. The reasonably possible amount of foreign earnings that is still being considered for repatriation under the Act in 2005 ranges up to approximately $20 million with a potential tax benefit of up to approximately $3 million.

(15) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
Net Sales and Revenues
Net sales	$6,019.2	$5,296.1
Finance and interest income	31.2	18.2	$384.3	$338.2
Health care premiums and fees			181.7	197.7
Other income	72.3	54.9	27.0	48.3
Total	6,122.7	5,369.2	593.0	584.2

Costs and Expenses
Cost of sales	4,545.7	3,986.0
Research and development expenses	170.4	150.6
Selling, administrative and general expenses	472.0	447.8	127.8	137.5
Interest expense	54.5	52.8	140.8	106.0
Interest compensation to Financial Services	58.3	54.8
Health care claims and costs			142.4	180.7
Other operating expenses	41.0	28.1	67.8	67.3
Total	5,341.9	4,720.1	478.8	491.5

Income of Consolidated Group Before Income Taxes	780.8	649.1	114.2	92.7
Provision for income taxes	257.4	232.2	39.9	30.4
Income of Consolidated Group	523.4	416.9	74.3	62.3

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	71.0	72.9	.2	.2
Other	9.6	(12.5)
Total	80.6	60.4	.2	.2

Net Income	$604.0	$477.3	$74.5	$62.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Six Months Ended April 30, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
Net Sales and Revenues
Net sales	$9,545.7	$8,207.7
Finance and interest income	60.2	36.5	$741.5	$667.1
Health care premiums and fees			375.5	383.7
Other income	144.5	123.1	52.9	86.4
Total	9,750.4	8,367.3	1,169.9	1,137.2

Costs and Expenses
Cost of sales	7,315.4	6,284.2
Research and development expenses	319.7	288.8
Selling, administrative and general expenses	839.2	760.3	224.5	244.6
Interest expense	111.3	105.9	265.5	208.0
Interest compensation to Financial Services	104.6	99.4
Health care claims and costs			294.5	331.3
Other operating expenses	69.5	39.6	135.7	138.4
Total	8,759.7	7,578.2	920.2	922.3

Income of Consolidated Group Before Income Taxes	990.7	789.1	249.7	214.9
Provision for income taxes	329.5	281.9	87.5	73.2
Income of Consolidated Group	661.2	507.2	162.2	141.7

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	152.8	149.3	.3	.3
Other	12.8	(8.4)
Total	165.6	140.9	.3	.3

Net Income	$826.8	$648.1	$162.5	$142.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	April 30 2005	October 31 2004	April 30 2004	April 30 2005	October 31 2004	April 30 2004
Assets
Cash and cash equivalents	$2,727.9	$2,915.1	$2,654.2	$328.8	$266.0	$341.6
Cash equivalents deposited with unconsolidated subsidiaries	236.0	224.4	213.8
Cash and cash equivalents	2,963.9	3,139.5	2,868.0	328.8	266.0	341.6
Marketable securities				275.1	246.7	250.8
Receivables from unconsolidated subsidiaries and affiliates	1,291.0	1,469.5	1,168.8	1.9	.7
Trade accounts and notes receivable - net	1,116.8	781.5	1,008.9	3,748.9	2,765.8	3,288.3
Financing receivables - net	11.1	64.7	45.5	11,758.8	11,167.9	9,609.5
Restricted financing receivables - net				600.3
Other receivables	216.0	498.4	225.8	125.6	164.6	202.4
Equipment on operating leases - net	1.0	8.9	10.7	1,213.4	1,288.0	1,193.6
Inventories	2,890.0	1,999.1	2,226.2
Property and equipment - net	2,123.0	2,112.3	2,025.7	54.8	49.4	45.7
Investments in unconsolidated subsidiaries and affiliates	2,314.5	2,250.2	2,396.8	4.4	4.1	3.6
Goodwill	973.8	973.6	928.4
Other intangible assets - net	21.0	21.6	255.3		.1	.2
Prepaid pension costs	2,636.7	2,474.5	60.3	16.0	18.6	.5
Other assets	201.1	206.2	205.5	262.9	309.1	288.7
Deferred income taxes	714.1	656.7	1,349.5			4.1
Deferred charges	114.8	86.8	87.7	25.1	23.7	23.7
Total Assets	$17,588.8	$16,743.5	$14,863.1	$18,416.0	$16,304.7	$15,252.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$551.2	$311.9	$599.3	$4,812.8	$3,145.6	$2,477.6
Payables to unconsolidated subsidiaries and affiliates	176.3	142.8	145.9	1,505.6	1,676.3	1,351.4
Accounts payable and accrued expenses	4,106.6	3,683.8	3,365.9	650.3	631.0	657.7
Health care claims and reserves				130.6	135.9	128.3
Accrued taxes	160.4	162.0	188.9	28.3	17.2	16.3
Deferred income taxes	11.5	35.9	5.2	167.1	155.3	128.4
Long-term borrowings	2,450.9	2,728.5	2,725.0	8,873.4	8,361.9	8,153.3
Retirement benefit accruals and other liabilities	3,392.2	3,285.8	3,092.1	38.7	33.9	48.6
Total liabilities	10,849.1	10,350.7	10,122.3	16,206.8	14,157.1	12,961.6
Common Stock, $1 par value (issued shares at April 30, 2005 – 268,215,602)	2,043.5	2,043.5	1,987.7	987.0	974.1	968.6
Common stock in treasury	(1,389.0)	(1,040.4)	(897.4)
Unamortized restricted stock compensation	(24.6)	(12.7)	(16.7)
Retained earnings	6,106.1	5,445.1	4,841.4	1,177.0	1,142.7	1,326.9
Total	6,736.0	6,435.5	5,915.0	2,164.0	2,116.8	2,295.5
Accumulated other comprehensive income (loss)	3.7	(42.7)	(1,174.2)	45.2	30.8	(4.4)
Stockholders’ equity	6,739.7	6,392.8	4,740.8	2,209.2	2,147.6	2,291.1
Total Liabilities and Stockholders’ Equity	$17,588.8	$16,743.5	$14,863.1	$18,416.0	$16,304.7	$15,252.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004

Cash Flows from Operating Activities
Net income	$826.8	$648.1	$162.5	$142.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	2.0	1.3	2.7	33.3
Provision for depreciation and amortization	192.5	188.6	144.1	144.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(36.2)	(27.5)	(.3)	(.3)
Provision (credit) for deferred income taxes	(82.0)	257.1	9.9	(12.3)
Changes in assets and liabilities:
Receivables	(270.9)	(306.9)	37.1	(16.2)
Inventories	(883.8)	(630.9)
Accounts payable and accrued expenses	388.6	653.5	14.5	31.3
Other	186.6	(916.5)	(79.7)	(11.6)
Net cash provided by (used for) operating activities	323.6	(133.2)	290.8	310.6

Cash Flows from Investing Activities
Collections of receivables		33.2	12,359.8	10,714.9
Proceeds from sales of financing receivables			82.0	1,602.6
Proceeds from maturities and sales of marketable securities			26.8	30.4
Proceeds from sales of equipment on operating leases	5.3	.2	195.4	260.0
Proceeds from sales of businesses	46.0	78.7		.1
Cost of receivables acquired		(.1)	(14,502.2)	(13,031.0)
Purchases of marketable securities			(57.7)	(51.2)
Purchases of property and equipment	(173.5)	(123.8)	(8.9)	(16.8)
Cost of operating leases acquired			(269.2)	(221.2)
Acquisitions of businesses, net of cash acquired	(6.1)	(163.3)
Decrease in receivables with unconsolidated affiliates				274.3
Other	1.7	10.6	10.6	6.0
Net cash used for investing activities	(126.6)	(164.5)	(2,163.4)	(431.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(29.7)	35.7	1,006.4	(488.3)
Change in intercompany receivables/payables	175.7	(1,279.1)	(164.2)	930.5
Proceeds from long-term borrowings	6.3	1.1	1,473.8	801.8
Principal payments on long-term borrowings	(3.3)	(10.5)	(267.4)	(1,069.7)
Proceeds from issuance of common stock	96.6	216.5
Repurchases of common stock	(484.4)	(.2)
Dividends paid	(138.6)	(107.6)	(128.3)	(92.7)
Other	(.7)	(.6)	12.9
Net cash provided by (used for) financing activities	(378.1)	(1,144.7)	1,933.2	81.6

Effect of Exchange Rate Changes on Cash	5.5	23.0	2.2	6.1

Net Increase (Decrease) in Cash and Cash Equivalents	(175.6)	(1,419.4)	62.8	(33.6)
Cash and Cash Equivalents at Beginning of Period	3,139.5	4,287.4	266.0	375.2
Cash and Cash Equivalents at End of Period	$2,963.9	$2,868.0	$328.8	$341.6

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

The Company’s businesses are currently affected by the following key trends and economic conditions. The U.S. farm sector is expected to remain in solid condition for the remainder of 2005 as a result of a high level of cash receipts, including increased government payments, and strong farmer balance sheets. Cash receipts for 2005 are forecast to be near last year’s record total. The Company’s agricultural equipment sales were up 17 percent for the second quarter of 2005, 20 percent for the first six months. These sales are forecast to be up approximately 9 to 11 percent for the year, excluding the impact of exchange rates. Currency is expected to add approximately three percentage points to these sales for the year. The Company’s commercial and consumer equipment sales decreased 6 percent in the second quarter of 2005 and 7 percent for six months, reflecting the impact of unseasonably cold, wet weather on sales of lawn equipment. For the year, these sales are expected to be flat to up approximately 3 percent due to extensive product introductions of commercial equipment. Construction and forestry markets are receiving continued support from positive U.S. economic conditions and fleet replenishment. The Company’s construction and forestry sales increased 28 percent in the second quarter of 2005, 30 percent for six months and are forecast to increase 18 to 20 percent for the year. The Company’s Financial Services operations are expected to report net income of approximately $315 million for the year, reflecting strong performance in the credit operations and an improvement in health care results.

Items of concern include the availability and price of raw materials, including steel and rubber, which have an impact on results of the Company’s Equipment Operations. To date, Company factories have been able to secure adequate supplies of such materials, though prices have risen. In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities. In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines. There is also uncertainty concerning the impact of Asian rust and aphids on the U.S. soybean crop and soybean production practices in the U.S.

Strong customer response to Company products and a continuing focus on operating efficiency are contributing to the Company’s performance. The Company is continuing to add new customers worldwide, and at the same time, hold the line on operating costs and asset levels to help deliver record financial results. The Company is also providing value to investors in the form of higher dividends and stock repurchases.

2005 Compared with 2004

Deere & Company’s net income for the second quarter was $604.0 million, or $2.43 per share, compared with $477.3 million, or $1.88 per share, for the same period last year. For the first six months, net income was a record $826.8 million, or $3.31 per share, compared with $648.1 million, or $2.56 per share, last year.

Worldwide net sales and revenues grew 13 percent to $6,621 million for the second quarter and increased 15 percent to $10,748 million for the first six months. Net sales of the Equipment Operations were $6,019 million for the quarter and $9,546 million for the first six months, compared with $5,296 million and $8,208 million for the same periods last year. Company equipment sales in the U.S. and Canada rose 13 percent for the quarter and 15 percent for the six months. Outside the U.S. and Canada, sales increased by 11 percent and 13 percent for the respective periods excluding currency translation and by 16 percent and 19 percent on a reported basis.

The Company’s Equipment Operations reported operating profit of $856 million for the second quarter and $1,118 million for the first six months, compared with $726 million and $924 million in the same periods last year. The improvements were primarily due to improved price realization, increased shipments, efficiencies related to stronger production volumes and lower postretirement benefit costs. Partially offsetting these factors for both periods were higher raw material costs. The Equipment Operations had net income of $523.4 million for the second quarter and $661.2 million for the first six months, compared with $416.9 million and $507.2 million for the same periods last year. The same factors mentioned above along with a lower effective tax rate this year affected these results.

The Company’s asset management efforts are continuing to yield positive results. Trade receivables and inventories at April 30, 2005 were $7,280 million, or 38 percent of the last 12 month’s net sales, compared with $6,113 million, or 40 percent of net sales, a year ago.

Business Segment Results

•                  Agricultural Equipment. Segment sales increased 17 percent for the second quarter and 20 percent for the first six months of 2005. The increases were mainly due to higher shipments, reflecting continued strong retail demand, as well as improved price realization and the impact of currency translation. Operating profit was $488 million for the quarter and $651 million for the six months, compared with $430 million and $516 million last year. The operating profit improvements were primarily driven by higher worldwide sales, efficiencies related to stronger production volumes, and lower postretirement benefit costs. Improved price realization offset the increase in raw material costs for the quarter and largely offset the increase experienced year to date.

•                  Commercial and Consumer Equipment. Sales declined 6 percent for the second quarter and 7 percent for the first six months of 2005, reflecting the impact of unseasonably cold, wet weather on the sale of consumer riding lawn equipment during an important selling period. Operating profit was $135 million for the quarter and $133 million for the six months, compared with $152 million and $171 million last year. Having a positive impact for the quarter and the six months was improved price realization, which offset an increase in raw material costs.

•                  Construction and Forestry. Segment sales rose 28 percent for the second quarter and 30 percent for the first six months reflecting strong activity at the retail level. Operating profit improved to $233 million for the quarter and $334 million for the six months, compared with $144 million and $237 million last year. The operating profit increases were mainly a result of higher sales and efficiencies related to stronger production volumes. Improved price realization offset higher raw material costs in both periods. Six-month operating profit last year included a $30 million pretax gain for the sale of an equipment rental company.

•                  Credit. The credit segment had an operating profit of $109 million for the second quarter and $235 million for the first six months, compared with $110 million and $227 million in the same periods last year. The decrease for the quarter was primarily due to gains from retail notes sold during last year’s second quarter and lower financing spreads this year, partially offset by growth in the portfolio and a lower provision for credit losses.  The increase in the first six months was primarily due to the higher volume and the lower provision for credit losses, partially offset by gains from sales of retail notes last year and lower financing spreads this year. Total revenues of the credit operations, including intercompany revenues, increased 7 percent to $407 million in the current quarter from $382 million in the second quarter of 2004 and 5 percent in the first six months to $786 million this year from $746 million last year. The average balance of receivables and leases financed was 16 percent higher in the second quarter and 14 percent higher in the first six months of 2005, compared with the same periods last year. Interest expense increased 33 percent in the current quarter and 28 percent in the first six months of 2005, compared with last year, as a result of higher average borrowings and borrowing rates in both periods. The credit operations’ consolidated ratio of earnings to fixed charges was 1.83 to 1 for the second quarter this year, compared with 2.08 to 1 in the same period last year. The ratio was 1.96 to 1 for the first six months this year, compared to 2.12 to 1 last year.

•                  Other. Other operations, which consist primarily of the health care operations, had an operating profit of $6 million for the second quarter and $15 million for the first six months, compared with operating losses of $17 million and $12 million in the same periods last year. The improvement was primarily due to increased underwriting margins in both periods.

The cost of sales to net sales ratios for the second quarter and first six months of 2005 were 75.5 percent and 76.6 percent, respectively, compared to 75.2 percent and 76.5 percent in the same periods last year. The increases were primarily due to increased raw material costs and a higher employee performance bonus provision, partially offset by manufacturing efficiencies related to higher production and sales, improved price realization and lower postretirement benefit costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates. Health care premium revenue decreased in both periods due to lower enrollment, while claims costs are lower due to unusually high claims in the prior periods and the lower enrollment this year. Other income decreased in both periods primarily due to gains on retail notes sold last year. The first six months last year also included a gain on the previously mentioned sale of an equipment rental company. Research and development costs increased this year due to a higher level of new product development and exchange rate fluctuations. Selling, administrative and general expenses were higher in the first six months of 2005 primarily due to the August 2004 acquisition and consolidation of Ontrac Holdings, Inc. (Ontrac), a Canadian entity which owns construction and forestry dealerships. These expenses also increased in both periods this year due to a higher employee performance bonus provision and foreign currency exchange rate effects. Other operating expenses were higher primarily as a result of an increase in service expenses and the consolidation of Ontrac.

Market Conditions and Outlook

The Company’s net income is now projected to be $1.55 billion to $1.6 billion for 2005 and in a range of $450 million to $475 million for the third quarter. Excluding the impact of currency translation, Company equipment sales are expected to increase by 9 to 11 percent for the year and by 13 to 15 percent for the third quarter, compared to the same periods last year. Currency is forecast to add about two percentage points to sales for both periods. Production levels are expected to be down 7 to 9 percent in the second half of the year with most of the reduction occurring in the fourth quarter. The planned lower production rates are expected to bring down year-end trade receivable and inventory levels as Company factories prepare for the introduction of new products in 2006. Production in the second half of last year was unusually high as a result of strong retail demand related in part to expiring tax incentives.

•                  Agricultural Equipment. The U.S. farm sector is expected to remain in solid condition for the remainder of 2005 as a result of a high level of cash receipts, including increased government payments, and strong farmer balance sheets. Cash receipts are forecast to be near last year’s record total, while farm debt levels remain steady and land values continue to increase. Given these conditions, the Company expects industry retail sales in the U.S. and Canada to be up 5 to 10 percent for fiscal 2005 in comparison with last year.

In other parts of the world, industry retail sales in Western Europe are forecast to be down 5 percent for the year. Farmers in the region are expected to see good levels of income this year; however, equipment sales in Spain and Portugal are being hurt by dry weather. In South America, industry sales are now forecast to be down about 40 percent, primarily due to conditions in Brazil, where negative factors include a weaker U.S. dollar, lower commodity prices, and increased input costs. In addition, drought conditions have had a negative impact on Brazilian soybean production.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be up 9 to 11 percent for the year, excluding the impact of exchange rates. Currency is expected to add about three percentage points to the Company’s farm machinery sales for the year.

•                  Commercial and Consumer Equipment. Sales of the Company’s commercial and consumer equipment are now forecast to be flat to up 3 percent for the year. Increased shipments of commercial products are expected to offset weakness in consumer riding lawn equipment, where sales have made a slow start due to cold, wet weather. The Company’s commercial equipment sales are benefiting from the extensive product introductions of recent years.

•                  Construction and Forestry. Markets for construction equipment are experiencing further growth as a result of generally positive U.S. economic conditions and an increased level of spending on construction projects. These factors are expected to continue driving fleet replenishment by contractors and rental companies. Forestry markets in the U.S. and Canada have moderated in recent months. However, demand in other parts of the world has continued to grow. In this environment, the Company’s sales of construction and forestry equipment are forecast to rise by 18 to 20 percent for fiscal 2005.

•                  Financial Services. The net income for the year is expected to be about $315 million, reflecting strong performance in the Company’s credit operations and an improvement in health care results.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors include worldwide demand for agricultural products, world grain stocks, the growth of non-food uses for some crops, prices of commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), weather and soil conditions, real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs, international reaction to such programs, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust and aphids), harvest yields, availability of transport for crops and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather, general economic conditions in these markets, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, and spending by municipalities and golf courses.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment. The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates; production and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; investor sentiment; inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by changes in market values of investment assets and the level of interest rates, which impact postretirement benefit costs, and significant changes in health care costs.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, however, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s most recent annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission.

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

Certain information in the Statement of Consolidated Cash Flows (Unaudited) has been reclassified for the six months ended April 30, 2004 to eliminate the effects of non-cash transactions. See Note 1 to the Interim Financial Statements for further discussion and quantification of the reclassification. The Supplemental Consolidating Data Statement of Cash Flows in Note 15 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

Cash flows from operating activities in the first six months of 2005 of $324 million resulted primarily from net income, an increase in accounts payable and accrued expenses, and a decrease in taxes receivable. Partially offsetting these operating cash inflows were an increase in inventories and trade receivables. The resulting net cash flows from operating activities, along with a decrease in receivables from Financial Services, a decrease in cash and cash equivalents, issuances of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses were used for repurchases of common stock, purchases of property and equipment and payment of dividends.

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

Trade receivables held by the Equipment Operations increased $335 million during the first six months and $108 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories increased by $891 million during the first six months, primarily reflecting a seasonal increase. Inventories increased $664 million, compared to a year ago primarily due to the increase in sales, the consolidation of Ontrac Holdings, Inc. and foreign currency exchange rate effects. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 27 percent at April 30, 2005, compared to 22 percent at October 31, 2004 and 26 percent at April 30, 2004.

Total interest-bearing debt of the Equipment Operations was $3,002 million at April 30, 2005, compared with $3,040 million at the end of fiscal year 2004 and $3,324 million at April 30, 2004. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 31 percent, 32 percent and 41 percent at April 30, 2005, October 31, 2004 and April 30, 2004, respectively.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes through secured financings or sales, and equity capital.

During the first six months of 2005, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $291 million in the first six months. Cash provided by financing activities totaled $1,933 million in the first six months, resulting primarily from an increase in external borrowings, partially offset by a decrease in payables to the Equipment Operations and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $2,163 million in the first six months, primarily due to the cost of receivables acquired exceeding collections. Cash and cash equivalents also increased $63 million.

In the first six months of 2004, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $311 million in the first six months of last year. Cash provided by financing activities totaled $82 million in the first six months of 2004, resulting primarily from an increase in payables to the Equipment Operations, partially offset by a decrease in total external borrowings and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $432 million in the first six months of last year, primarily due to the cost of receivables acquired exceeding collections, partially offset by sales of retail notes. Cash and cash equivalents also decreased $34 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. Receivables and leases increased $2,100 million during the first six months of 2005 and $3,230 million during the past 12 months, primarily due to the cost of receivables and leases acquired exceeding collections. Total acquisitions of receivables and leases were 11 percent higher in the first six months of 2005, compared with the same period last year. Acquisition volumes of wholesale notes, trade receivables, leases, retail notes and revolving charge accounts were all higher in the first six months of 2005, compared to the same period last year. Also, beginning in the second quarter of 2005, the credit operations’ new securitizations of financing receivables (retail notes) met the criteria for secured financings rather than sales of receivables. These securitized retail notes were recorded as “Restricted financing receivables – net” on the balance sheet (see Note 6). Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $19,791 million at April 30, 2005, compared with $18,620 million at October 31, 2004 and $17,455 million at April 30, 2004. At April 30, 2005, the unpaid balance of all receivables previously sold was $2,469 million, compared with $3,398 million at October 31, 2004 and $3,363 million at April 30, 2004.

Total external interest-bearing debt of the credit operations was $13,686 million at April 30, 2005, which included $621 million of on-balance sheet secured borrowings (see Note 6), compared with $11,508 million at the end of fiscal year 2004 and $10,631 million at April 30, 2004. Total external borrowings increased during the first six months of 2005 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.3 to 1 at April 30, 2005, compared with 6.4 to 1 at October 31, 2004 and 5.4 to 1 at April 30, 2004.

The credit operations utilize a revolving conduit facility, special purpose entity (SPE), to securitize floating rate agricultural retail notes.  This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time.  Multiple conduits participate in this facility, which has no final maturity date.  Instead, upon the credit operations’ request, each conduit may elect to renew its commitment on an annual basis.  However, if this facility is not renewed, the credit operations would liquidate the securitizations as the retail notes are collected. At April 30, 2005, $2 billion was outstanding under the facility of which $621 million was recorded on the balance sheet (see Note 6). At April 30, 2004, $1.75 billion was outstanding under the facility of which none was included on the balance sheet. The amounts of borrowings and retail notes that are recorded on the balance sheet depend on whether terms of the transfer of retail notes to the SPE meet the criteria for a secured borrowing or a sale of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

During the first six months of 2005, the credit operations issued $1,474 million and retired $267 million of unsecured long-term borrowings, which were primarily medium-term notes.

On May 26, 2005, the credit operations borrowed $741 million in a separate public securitization of retail notes. The secured financing and the related retail notes remained on the balance sheet. The securitized retail notes were recorded as “Restricted financing receivables – net.”

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes through secured financings or sales, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at April 30, 2005, October 31, 2004 and April 30, 2004 was approximately $2.2 billion, $1.9 billion and $1.7 billion, respectively, while the total cash and short-term investment position was approximately $3.1 billion, $3.2 billion and $3.0 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks. Some of the lines are available to both the Equipment Operations and certain credit operations. In February 2005, the Company replaced its existing short-term $1,250 million revolving credit facility agreement with a $625 million short-term credit facility agreement, expiring in February 2006, and a $625 million long-term credit facility agreement, expiring in February 2010. Worldwide lines of credit totaled $3,362 million at April 30, 2005, $596 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding on-balance sheet secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2005 was a long-term credit facility agreement of $1,250 million, expiring in February 2009, and the previously mentioned long-term credit facility agreement of $625 million, expiring in February 2010, for a total of $1,875 million long-term.

The credit agreements require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. At April 30, 2005, this ratio was 31 percent. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2005 was $5,119 million. Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $9,508 million at April 30, 2005.

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

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $1,183 million during the first six months of 2005 primarily due to a seasonal increase and the effect of foreign currency exchange rates. These receivables increased $503 million, compared to a year ago, primarily due to the increase in sales, the effect of foreign exchange rates and the consolidation of Ontrac Holdings, Inc. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 23 percent at April 30, 2005, compared to 18 percent at October 31, 2004 and 25 percent at April 30, 2004. Agricultural equipment trade receivables increased $345 million, commercial and consumer equipment receivables decreased $41 million and construction and forestry receivables increased $199 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 2 percent and 3 percent at April 30, 2005, October 31, 2004 and April 30, 2004, respectively.

Capital expenditures for the Company for the 2005 fiscal year are currently estimated to be approximately $565 million.

Stockholders’ equity was $6,740 million at April 30, 2005, compared with $6,393 million at October 31, 2004 and $4,741 million at April 30, 2004. The increase of $347 million during the first six months of 2005 resulted primarily from net income of $827 million, which was partially offset by an increase in treasury stock of $349 million and dividends declared of $145 million.

The Board of Directors at its meeting on May 23, 2005 declared a quarterly dividend of $.31 per share payable August 1, 2005, to stockholders of record on June 30, 2005.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.             CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2005 were as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or 77Programs (1)
	(thousands)		(thousands)	(millions)
Feb 1 to Feb 28				$838

Mar 1 to Mar 31	937	$67.96	867	779

Apr 1 to Apr 30	4,024	65.23	4,024	516

Total	4,961	65.75	4,891

	1.	During the second quarter of 2005, the Company had one active share purchase plan that was publicly announced in December 2004 (Plan) to purchase up to $1 billion of its common stock.

2.

Total shares purchased in March 2005 included approximately 60 thousand shares received from an officer to exercise certain stock option awards and approximately 10 thousand shares to pay the associated payroll taxes. All the shares were valued at the market price of $67.45 per share.

During the second quarter of 2005, the Company issued 11,016 shares of restricted stock as compensation to the Company’s nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

	At the annual meeting of stockholders held February 23, 2005:

	a.	the following directors were elected for terms expiring at the annual meeting in 2008:

				Votes For	Votes Withheld
	John R. Block			218,571,419	3,324,188
	T. Kevin Dunnigan			219,906,823	1,988,784
	Dipak C. Jain			219,219,113	2,676,494
	Joachim Milberg			220,004,419	1,891,188

	Robert W. Lane, Antonio Madero B., Aulana L. Peters and John R. Walter continue to serve as directors of the Company for the terms expiring at the annual meeting in 2007.

	Crandall C. Bowles, Vance D. Coffman, Leonard A. Hadley, Arthur L. Kelly and Thomas H. Patrick continue to serve as directors of the Company for terms expiring at the annual meeting in 2006.
	b.	the John Deere Performance Bonus Plan was re-approved:

		Shares Voted For Proposal	Shares Voted Against Proposal	Abstain
		215,426,929	4,662,172	1,806,505

	c.	Deloitte & Touche was ratified as the Company’s independent certified public accountants for the 2005 fiscal year:

		Shares Voted For Proposal	Shares Voted Against Proposal	Abstain
		218,397,774	2,049,151	1,448,682

Item 5.	Other Information

	None

Item 6.	Exhibits

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

DEERE & COMPANY

Date:	May 27, 2005	By:	/s/ Nathan J. Jones
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