Form 10-Q
period 2005-07-31
DEERE & CO
filed 2005-09-01
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

At July 31, 2005, 241,193,199 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2005 and 2004
(In millions of dollars and shares except per share amounts) Unaudited

	2005	2004
Net Sales and Revenues
Net sales	$5,370.1	$4,853.6
Finance and interest income	372.6	292.1
Health care premiums and fees	177.5	194.6
Other income	84.9	78.1
Total	6,005.1	5,418.4

Costs and Expenses
Cost of sales	4,260.0	3,756.2
Research and development expenses	165.4	150.1
Selling, administrative and general expenses	567.4	540.2
Interest expense	196.5	144.1
Health care claims and costs	137.8	159.2
Other operating expenses	94.7	84.1
Total	5,421.8	4,833.9

Income of Consolidated Group Before Income Taxes	583.3	584.5
Provision for income taxes	199.6	187.0
Income of Consolidated Group	383.7	397.5

Equity in Income of Unconsolidated Affiliates
Credit	.1	.1
Other	3.3	3.8
Total	3.4	3.9

Net Income	$387.1	$401.4

Per Share:
Net income - basic	$1.60	$1.61
Net income - diluted	$1.58	$1.58

Average Shares Outstanding:
Basic	241.7	248.9
Diluted	244.7	254.6

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2005 and 2004
(In millions of dollars and shares except per share amounts) Unaudited

	2005	2004
Net Sales and Revenues
Net sales	$14,915.8	$13,061.2
Finance and interest income	1,040.1	880.9
Health care premiums and fees	543.0	570.2
Other income	254.6	266.9
Total	16,753.5	14,779.2

Costs and Expenses
Cost of sales	11,567.5	10,034.0
Research and development expenses	485.1	439.0
Selling, administrative and general expenses	1,627.1	1,541.6
Interest expense	543.7	442.6
Health care claims and costs	432.3	490.5
Other operating expenses	274.1	243.0
Total	14,929.8	13,190.7

Income of Consolidated Group Before Income Taxes	1,823.7	1,588.5
Provision for income taxes	616.6	542.2
Income of Consolidated Group	1,207.1	1,046.3

Equity in Income of Unconsolidated Affiliates
Credit	.4	.4
Other	6.4	2.7
Total	6.8	3.1

Net Income	$1,213.9	$1,049.4

Per Share:
Net income - basic	$4.96	$4.25
Net income - diluted	$4.89	$4.14

Average Shares Outstanding:
Basic	244.8	247.2
Diluted	248.2	253.5

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31 2005	October 31 2004	July 31 2004
Assets
Cash and cash equivalents	$2,139.8	$3,181.1	$3,336.4
Marketable securities	1,964.4	246.7	251.6
Receivables from unconsolidated affiliates	26.0	17.6	36.2
Trade accounts and notes receivable - net	3,966.0	3,206.9	3,557.7
Financing receivables - net	11,883.9	11,232.6	10,376.3
Restricted financing receivables - net	1,438.7
Other receivables	482.9	663.0	420.1
Equipment on operating leases - net	1,260.4	1,296.9	1,229.0
Inventories	2,560.2	1,999.1	2,218.2
Property and equipment - net	2,182.0	2,161.6	2,051.7
Investments in unconsolidated affiliates	112.5	106.9	112.6
Goodwill	1,043.6	973.6	933.7
Other intangible assets - net	22.3	21.7	255.0
Prepaid pension costs	2,662.8	2,493.1	63.2
Other assets	485.5	515.4	506.5
Deferred income taxes	681.0	528.1	1,287.4
Deferred charges	140.0	109.7	103.3
Total Assets	$33,052.0	$28,754.0	$26,738.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$6,115.9	$3,457.5	$3,567.9
Payables to unconsolidated affiliates	150.2	142.3	181.2
Accounts payable and accrued expenses	4,248.4	3,973.6	3,761.0
Health care claims and reserves	131.8	135.9	132.6
Accrued taxes	233.9	179.2	199.8
Deferred income taxes	60.7	62.6	31.8
Long-term borrowings	11,738.2	11,090.4	10,678.3
Retirement benefit accruals and other liabilities	3,435.9	3,319.7	3,169.7
Total liabilities	26,115.0	22,361.2	21,722.3
Common stock, $1 par value (issued shares at July 31, 2005 – 268,215,602)	2,043.5	2,043.5	1,987.7
Common stock in treasury	(1,469.2)	(1,040.4)	(957.3)
Unamortized restricted stock compensation	(20.2)	(12.7)	(14.7)
Retained earnings	6,401.0	5,445.1	5,161.3
Total	6,955.1	6,435.5	6,177.0
Accumulated other comprehensive income (loss)	(18.1)	(42.7)	(1,160.4)
Stockholders’ equity	6,937.0	6,392.8	5,016.6
Total Liabilities and Stockholders’ Equity	$33,052.0	$28,754.0	$26,738.9

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2005 and 2004
(In millions of dollars) Unaudited

	2005	2004
Cash Flows from Operating Activities
Net income	$1,213.9	$1,049.4
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	8.0	44.4
Provision for depreciation and amortization	471.8	468.8
Undistributed earnings of unconsolidated affiliates	(5.3)	18.0
Provision (credit) for deferred income taxes	(163.3)	205.9
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,129.6)	(1,151.2)
Inventories	(746.2)	(757.1)
Accounts payable and accrued expenses	285.8	737.0
Retirement benefit accruals/prepaid pension costs	(28.7)	(808.3)
Other	(33.5)	(105.1)
Net cash used for operating activities	(127.1)	(298.2)

Cash Flows from Investing Activities
Collections of financing receivables	6,024.6	5,880.8
Proceeds from sales of financing receivables	55.4	1,923.0
Proceeds from maturities and sales of marketable securities	394.2	41.0
Proceeds from sales of equipment on operating leases	298.6	340.3
Proceeds from sales of businesses	46.0	80.2
Cost of financing receivables acquired	(7,713.1)	(7,913.9)
Purchases of marketable securities	(2,115.0)	(63.5)
Purchases of property and equipment	(274.1)	(214.9)
Cost of operating leases acquired	(236.7)	(194.8)
Acquisitions of businesses, net of cash acquired	(124.3)	(168.4)
Increase in receivables with unconsolidated affiliates		(14.9)
Other	21.9	35.5
Net cash used for investing activities	(3,622.5)	(269.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,694.2	(432.3)
Proceeds from long-term borrowings	2,725.7	1,535.6
Principal payments on long-term borrowings	(998.1)	(1,568.3)
Proceeds from issuance of common stock	147.4	245.1
Repurchases of common stock	(633.2)	(100.3)
Dividends paid	(214.9)	(177.0)
Other	(1.4)	(.8)
Net cash provided by (used for) financing activities	2,719.7	(498.0)

Effect of Exchange Rate Changes on Cash	(11.4)	17.7

Net Decrease in Cash and Cash Equivalents	(1,041.3)	(1,048.1)
Cash and Cash Equivalents at Beginning of Period	3,181.1	4,384.5
Cash and Cash Equivalents at End of Period	$2,139.8	$3,336.4

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

Certain information in the Statement of Consolidated Cash Flows as shown in the following table has been reclassified for the nine months ended July 31, 2004.  This reclassification is related to concerns raised by the staff of the U.S. Securities and Exchange Commission.  Previously, the Company reported an increase in cash flow from operating activities when a trade receivable was settled by a dealer through financing received from the Company’s credit operations.  The Company also reported an increase in cash flow from operating activities when equipment that had been in the Company’s inventory was transferred to the credit operations and financed as an operating lease with a customer.  The financing receivable or operating lease issued by the credit operations for these transactions was reported as a corresponding cash outflow from investing activities.  There was no cash received by the Company on a consolidated basis at that time.  These offsetting intercompany cash flows have been eliminated in the Statement of Consolidated Cash Flows to properly reflect consolidated operating and investing activities.  Subsequent cash inflows from the collections or sales of these financing receivables were reclassified from investing to operating activities in order to properly classify cash receipts from the sale of inventory as operating activities.  The Supplemental Consolidating Data Statement of Cash Flows in Note 16 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $176 million and $130 million in the first nine months of 2005 and 2004, respectively.

Reconciliations of the reclassifications in the Statement of Consolidated Cash Flows in millions of dollars are as follows:

Nine Months Ended July 31 2004
Cash Flows from Operating Activities
Net cash provided by (used for) operating activities
Previous	$163.7
Reclassification	(461.9)
Revised	$(298.2)

Cash Flows from Investing Activities
Collections of financing receivables
Previous	$7,752.9
Reclassification	(1,872.1)
Revised	$5,880.8

Proceeds from sales of financing receivables
Previous	$1,932.6
Reclassification	(9.6)
Revised	$1,923.0

Cost of financing receivables acquired
Previous	$(10,081.4)
Reclassification	2,167.5
Revised	$(7,913.9)

Cost of operating leases acquired
Previous	$(370.9)
Reclassification	176.1
Revised	$(194.8)

Net cash used for investing activities
Previous	$(731.5)
Reclassification	461.9
Revised	$(269.6)

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

(3)          An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004

Balance, beginning of period	$6,106.1	$4,841.4	$5,445.1	$4,329.5
Net income	387.1	401.4	1,213.9	1,049.4
Dividends declared	(74.6)	(69.9)	(219.8)	(193.1)
Other adjustments	(17.6)	(11.6)	(38.2)	(24.5)
Balance, end of period	$6,401.0	$5,161.3	$6,401.0	$5,161.3

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

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Net income as reported	$387.1	$401.4	$1,213.9	$1,049.4

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.1	1.3	6.3	3.9

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(10.0)	(7.8)	(29.4)	(23.5)

Pro forma net income	$379.2	$394.9	$1,190.8	$1,029.8

Net income per share:
As reported - basic	$1.60	$1.61	$4.96	$4.25
Pro forma - basic	1.57	1.59	4.86	4.17
As reported - diluted	1.58	1.58	4.89	4.14
Pro forma - diluted	1.56	1.56	4.82	4.08

(5)          Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2005	October 31 2004	July 31 2004
Raw materials and supplies	$662	$589	$570
Work-in-process	435	408	462
Finished goods and parts	2,471	2,004	2,145
Total FIFO value	3,568	3,001	3,177
Less adjustment to LIFO basis	1,008	1,002	959
Inventories	$2,560	$1,999	$2,218

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

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004

Balance, beginning of period	$476	$406	$458	$389

Payments	(119)	(89)	(305)	(274)

Accruals for warranties	148	128	352	330

Balance, end of period	$505	$445	$505	$445

Beginning in the second quarter of 2005, the credit operations’ new securitizations of financing receivables (retail notes) held by special purpose entities (SPEs) met the criteria for secured financings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables - net” on the balance sheet.  The total restricted assets recorded on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table.  In addition to the restricted assets, the creditors of a SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving conduit facility have recourse to a letter of credit issued by the credit operations totaling approximately $78 million as of July 31, 2005.  A portion of the previous transfers of retail notes to this facility qualified as sales of receivables under FASB Statement No. 140.  As a result, this letter of credit is also included in the maximum exposure to losses for receivables that have been sold, discussed below.  The Company recognizes finance income on these restricted retail notes on an effective-yield basis and provides for credit losses incurred over the life of the retail notes in the allowance for credit losses.

The total components of consolidated restricted assets related to securitizations were as follows in millions of dollars:

July 31 2005
Restricted financing receivables	$1,447
Allowance for credit losses	(8)
Other assets	37
Total restricted securitized assets	$1,476

The components of consolidated secured liabilities related to securitizations were as follows in millions of dollars :

July 31 2005
Short-term borrowings	$1,464
Accrued interest on borrowings	2
Total liabilities related to restricted securitized assets	$1,466

Certain restricted retail notes totaling $750 million on the balance sheet were transferred to a SPE that is not consolidated since the Company is not the primary beneficiary, however, the transfer qualified as a secured financing rather than a sale.  The borrowings related to these restricted retail notes included above are the obligations to this SPE that are payable as the retail notes are liquidated.  The other restricted retail notes totaling $697 million were transferred to a SPE that has been consolidated since the Company is the primary beneficiary.  This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation.  These restricted retail notes are the primary assets of this consolidated SPE.  The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, John Deere Capital Corporation (the “Capital Corporation”), which is included in the Company’s credit operations, has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities from the Capital Corporation.  Use of the assets held by the SPEs are restricted by terms of the governing documents.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the letter of credit mentioned above.  At July 31, 2005, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

The credit operations have guarantees for certain recourse obligations on financing receivables (primarily retail notes), which have been securitized and sold in prior periods.  These transactions qualified as sales of receivables and the retail notes are not included on the balance sheet.  If the retail notes sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At July 31, 2005, the maximum amount of exposure to losses under these agreements was $187 million.  The estimated risk associated with the sold receivables totaled $11 million at July 31, 2005.  This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet related to these sold retail notes.  The retained interests are related to assets held by unconsolidated SPEs.  At July 31, 2005, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $2,148 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the retail notes.  At July 31, 2005, the maximum remaining term of these guaranteed receivables was approximately five years.

At July 31, 2005, the Company had approximately $100 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2005, the Company had accrued losses of approximately $2 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2005 was approximately seven years.

At July 31, 2005, the Company had guaranteed approximately $40 million of residual value for two operating leases related to an administrative and a manufacturing building.  The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.  The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $10 million related to these agreements at July 31, 2005.  The leases have terms expiring in 2006 and 2007.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company rated “A” with A.M. Best Company (Insurance Carrier).  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At July 31, 2005, the maximum exposure for uncollected premiums was approximately $39 million.  Substantially all of the credit operations’ crop insurance risk under the MGA has been mitigated by public and private reinsurance.  All private reinsurance companies are rated “A” or higher by A.M. Best Company.  In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $532 million at July 31, 2005.  The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at July 31, 2005, the credit operations have accrued probable losses of approximately $.1 million under the MGA.

The Company had pledged assets of $15 million, outside the U.S., as collateral for borrowings, and $21 million of restricted investments related to conducting the health care business in various states at July 31, 2005.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at July 31, 2005, for which it believes the probability for payment is primarily remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company.  The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company.  These registered debt securities totaled $250 million at July 31, 2005 and are included on the consolidated balance sheet.

(7)          Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Dividends declared	$.31	$.28	$.90	$.78
Dividends paid	$.31	$.28	$.87	$.72

(8)          Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2005	2004	% Change	2005	2004	% Change
Net sales and revenues
Agricultural equipment *	$2,869	$2,641	+9	$8,171	$7,053	+16
Commercial and consumer equipment	1,081	1,109	-3	2,839	2,997	-5
Construction and forestry *	1,420	1,104	+29	3,906	3,011	+30
Total net sales **	5,370	4,854	+11	14,916	13,061	+14
Credit revenues *	376	306	+23	1,050	946	+11
Other revenues	259	258		788	772	+2
Total net sales and revenues **	$6,005	$5,418	+11	$16,754	$14,779	+13

Operating profit (loss): ***
Agricultural equipment	$262	$290	-10	$913	$805	+13
Commercial and consumer equipment	60	87	-31	193	258	-25
Construction and forestry	178	155	+15	512	393	+30
Credit	128	112	+14	363	340	+7
Other	12	9	+33	27	(4)
Total operating profit **	640	653	-2	2,008	1,792	+12
Interest, corporate expenses - net and income taxes	(253)	(252)		(794)	(743)	+7
Net income	$387	$401	-3	$1,214	$1,049	+16
Identifiable assets:
Agricultural equipment				$3,654	$3,263	+12
Commercial and consumer equipment				1,601	1,489	+8
Construction and forestry				2,103	1,864	+13
Credit				18,648	15,293	+22
Other				438	376	+16
Corporate				6,608	4,454	+48
Total assets				$33,052	$26,739	+24

* Additional intersegment sales and revenues
Agricultural equipment sales	$27	$24	+13	$80	$62	+29
Construction and forestry sales	3	4	-25	11	10	+10
Credit revenues	67	61	+10	180	167	+8

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,622	$1,466	+11	$4,546	$3,931	+16
Operating profit	161	158	+2	525	493	+6

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

(9)          A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Net income	$387.1	$401.4	$1,213.9	$1,049.4
Average shares outstanding	241.7	248.9	244.8	247.2
Basic net income per share	$1.60	$1.61	$4.96	$4.25

Average shares outstanding	241.7	248.9	244.8	247.2
Effect of dilutive stock options	3.0	5.7	3.4	6.3
Total potential shares outstanding	244.7	254.6	248.2	253.5
Diluted net income per share	$1.58	$1.58	$4.89	$4.14

All stock options outstanding were included in the above computations during 2005 and 2004.

(10) Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Net income	$387.1	$401.4	$1,213.9	$1,049.4

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(22.3)	8.8	16.7	(4.0)
Unrealized gain (loss) on investments	(.7)	.5	(1.0)	(2.2)
Unrealized gain on derivatives	1.2	4.5	8.9	13.8

Comprehensive income	$365.3	$415.2	$1,238.5	$1,057.0

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

(12) The Company has several defined benefit pension plans covering its U.S. employees and employees in certain other countries.  The Company also has several defined benefit health care and life insurance plans for retired employees in the U.S. and Canada.

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Service cost	$36	$33	$109	$99
Interest cost	113	110	339	339
Expected return on plan assets	(171)	(156)	(513)	(464)
Amortization of actuarial loss	22	13	72	40
Amortization of prior service cost	11	10	32	31
Net cost	$11	$10	$39	$45

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2005	2004	2005	2004
Service cost	$21	$22	$62	$74
Interest cost	74	74	224	236
Expected return on plan assets	(12)	(13)	(45)	(39)
Amortization of actuarial loss	74	70	223	241
Amortization of prior service cost	(33)	(32)	(99)	(97)
Net cost	$124	$121	$365	$415

During the first nine months of 2005, the Company contributed approximately $192 million to its pension plans and $248 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $9 million to its pension plans and $416 million to its other postretirement benefit plans in the remainder of fiscal year 2005.  These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

(13) New accounting standards to be adopted are as follows:

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment.  This Statement eliminated the alternative of accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25.  The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  The effective date for the Company is the beginning of fiscal year 2006.  The expected impact of the adoption on the Company’s net income in fiscal year 2006 will be an expense of approximately $40 million after-tax.

In November 2004, the FASB issued Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4.  This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The effective date is the beginning of fiscal year 2006.  In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67.  This Statement requires real estate time-sharing transactions to be accounted for as nonretail land sales and the effective date is the beginning of fiscal year 2006.  In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.  This Statement eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for nonmonetary exchanges that do not have commercial substance.  Commercial substance is defined as a transaction that is expected to significantly change future cash flows as a result of the exchange.  The effective date is the beginning of the fourth fiscal quarter of 2005.  In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed.  The adoption of these Statements is not expected to have a material effect on the Company’s financial position or net income.

(14) In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law.  The Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  The deduction would be 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date (the Company’s 2004 fiscal tax year), or the first tax year that begins during the one-year period beginning on the date of enactment (the Company’s 2005 fiscal tax year).  At this time, the Company has substantially completed the evaluation of the amount of foreign earnings that will be repatriated.  During the third quarter and first nine months of 2005, the Company recognized a tax benefit of approximately $3 million and $14 million, respectively, related to the probable repatriation of foreign earnings under the Act.  The reasonably possible amount of foreign earnings that is still being considered for repatriation under the Act in 2005 is not significant.

(15) In June 2005, the Company acquired United Green Mark, Inc., an entity engaged in the wholesale distribution of irrigation, nursery, lighting and landscape material, mainly in California.  The cost of the acquisition was approximately $120 million, including approximately $90 million of goodwill.  The goodwill generated in the acquisition was the result of the future cash flows and related fair values of the entity acquired exceeding the fair values of the entity’s identifiable assets and liabilities.  The results of these operations have been included in the Company’s financial statements and the commercial and consumer equipment segment operating results since the date of the acquisition.  The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

During 2005, the Company has made investments in the ownership of certain wind energy entities and created a business unit to provide project development, debt financing and other services to those interested in harvesting the wind.  The aggregate amount of these investments was not material.  This business unit will be managed by the Company’s credit operations.  The results of these operations have been included in the Company’s consolidated financial statements since their start-up.

(16) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
Net Sales and Revenues
Net sales	$5,370.1	$4,853.6
Finance and interest income	31.7	20.5	$419.3	$337.9
Health care premiums and fees			182.6	200.4
Other income	67.5	56.0	28.5	33.1
Total	5,469.3	4,930.1	630.4	571.4

Costs and Expenses
Cost of sales	4,264.0	3,760.9
Research and development expenses	165.4	150.1
Selling, administrative and general expenses	449.0	418.7	120.5	123.5
Interest expense	48.9	51.1	163.9	102.5
Interest compensation to Financial Services	62.1	56.7
Health care claims and costs			137.8	159.2
Other operating expenses	36.5	29.1	68.4	65.2
Total	5,025.9	4,466.6	490.6	450.4

Income of Consolidated Group Before Income Taxes	443.4	463.5	139.8	121.0
Provision for income taxes	150.0	145.0	49.5	42.1
Income of Consolidated Group	293.4	318.5	90.3	78.9

Equity in Income of Unconsolidated
Subsidiaries and Affiliates
Credit	83.2	73.8	.1	.1
Other	10.5	9.1
Total	93.7	82.9	.1	.1

Net Income	$387.1	$401.4	$90.4	$79.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
Net Sales and Revenues
Net sales	$14,915.8	$13,061.2
Finance and interest income	91.9	57.0	$1,160.8	$1,004.9
Health care premiums and fees			558.0	584.2
Other income	211.9	179.2	81.4	119.6
Total	15,219.6	13,297.4	1,800.2	1,708.7

Costs and Expenses
Cost of sales	11,579.5	10,045.1
Research and development expenses	485.1	439.0
Selling, administrative and general expenses	1,288.0	1,179.0	344.9	368.1
Interest expense	160.2	157.0	429.4	310.6
Interest compensation to Financial Services	166.7	156.1
Health care claims and costs			432.3	490.5
Other operating expenses	106.0	68.6	204.0	203.6
Total	13,785.5	12,044.8	1,410.6	1,372.8

Income of Consolidated Group Before Income Taxes	1,434.1	1,252.6	389.6	335.9
Provision for income taxes	479.5	426.9	137.1	115.3
Income of Consolidated Group	954.6	825.7	252.5	220.6

Equity in Income of Unconsolidated
Subsidiaries and Affiliates
Credit	235.8	223.1	.4	.4
Other	23.5	.6
Total	259.3	223.7	.4	.4

Net Income	$1,213.9	$1,049.4	$252.9	$221.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2005	October 31 2004	July 31 2004	July 31 2005	October 31 2004	July 31 2004

Assets
Cash and cash equivalents	$1,826.6	$2,915.1	$3,057.0	$313.1	$266.0	$279.4
Cash equivalents deposited with unconsolidated subsidiaries		224.4
Cash and cash equivalents	1,826.6	3,139.5	3,057.0	313.1	266.0	279.4
Marketable securities	1,667.4			297.0	246.7	251.6
Receivables from unconsolidated subsidiaries and affiliates	805.1	1,469.5	1,076.7	.7	.7
Trade accounts and notes receivable - net	1,070.4	781.5	911.1	3,367.2	2,765.8	3,048.3
Financing receivables - net	4.8	64.7	44.2	11,879.1	11,167.9	10,332.1
Restricted financing receivables - net				1,438.7
Other receivables	360.8	498.4	250.1	122.1	164.6	170.0
Equipment on operating leases - net	.1	8.9	9.9	1,260.3	1,288.0	1,219.1
Inventories	2,560.2	1,999.1	2,218.2
Property and equipment - net	2,120.3	2,112.3	2,007.6	61.6	49.4	44.2
Investments in unconsolidated subsidiaries and affiliates	2,383.0	2,250.2	2,462.8	4.0	4.1	3.4
Goodwill	1,043.6	973.6	933.7
Other intangible assets - net	22.3	21.6	254.9		.1	.1
Prepaid pension costs	2,648.0	2,474.5	62.6	14.8	18.6	.6
Other assets	190.6	206.2	214.7	294.9	309.1	291.9
Deferred income taxes	801.4	656.7	1,388.8	3.6		4.5
Deferred charges	112.6	86.8	80.4	28.6	23.7	24.1
Total Assets	$17,617.2	$16,743.5	$14,972.7	$19,085.7	$16,304.7	$15,669.3
Liabilities and Stockholders’ Equity
Short-term borrowings	$483.4	$311.9	$263.7	$5,632.4	$3,145.6	$3,304.2
Payables to unconsolidated subsidiaries and affiliates	151.0	142.8	181.3	779.1	1,676.3	1,040.4
Accounts payable and accrued expenses	3,999.5	3,683.8	3,482.6	721.8	631.0	681.4
Health care claims and reserves				131.8	135.9	132.6
Accrued taxes	196.2	162.0	182.8	37.8	17.2	17.0
Deferred income taxes	11.8	35.9	5.7	172.9	155.3	132.1
Long-term borrowings	2,443.9	2,728.5	2,723.7	9,294.2	8,361.9	7,954.5
Retirement benefit accruals and other liabilities	3,394.4	3,285.8	3,116.3	41.4	33.9	53.4
Total liabilities	10,680.2	10,350.7	9,956.1	16,811.4	14,157.1	13,315.6
Common stock, $1 par value (issued shares at July 31, 2005 – 268,215,602)	2,043.5	2,043.5	1,987.7	993.5	974.1	968.6
Common stock in treasury	(1,469.2)	(1,040.4)	(957.3)
Unamortized restricted stock compensation	(20.2)	(12.7)	(14.7)
Retained earnings	6,401.0	5,445.1	5,161.3	1,237.4	1,142.7	1,381.1
Total	6,955.1	6,435.5	6,177.0	2,230.9	2,116.8	2,349.7
Accumulated other comprehensive income (loss)	(18.1)	(42.7)	(1,160.4)	43.4	30.8	4.0
Stockholders’ equity	6,937.0	6,392.8	5,016.6	2,274.3	2,147.6	2,353.7
Total Liabilities and Stockholders’ Equity	$17,617.2	$16,743.5	$14,972.7	$19,085.7	$16,304.7	$15,669.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2005 and 2004

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
Cash Flows from Operating Activities
Net income	$1,213.9	$1,049.4	$252.9	$221.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	2.8	1.6	5.2	42.8
Provision for depreciation and amortization	287.2	279.7	215.8	213.7
Undistributed earnings of unconsolidated subsidiaries and affiliates	(99.5)	(84.9)	(.4)	(.4)
Provision (credit) for deferred income taxes	(172.8)	218.5	9.5	(12.7)
Changes in assets and liabilities:
Receivables	(236.4)	(225.2)	40.1	16.8
Inventories	(570.1)	(626.8)
Accounts payable and accrued expenses	325.2	776.9	92.4	56.4
Other	104.0	(870.4)	(136.2)	(27.1)
Net cash provided by operating activities	854.3	518.8	479.3	510.5

Cash Flows from Investing Activities
Collections of receivables		34.1	19,847.4	17,557.9
Proceeds from sales of financing receivables			127.4	1,932.6
Proceeds from maturities and sales of marketable securities	359.1		35.2	41.0
Proceeds from sales of equipment on operating leases	5.5	.3	293.2	340.0
Proceeds from sales of businesses	46.0	80.0		.1
Cost of receivables acquired		(.2)	(22,672.4)	(20,673.1)
Purchases of marketable securities	(2,027.2)		(87.8)	(63.5)
Purchases of property and equipment	(256.4)	(197.7)	(17.7)	(17.1)
Cost of operating leases acquired			(474.6)	(370.9)
Acquisitions of businesses, net of cash acquired	(124.3)	(168.4)
Decrease in receivables with unconsolidated affiliates				274.3
Other	(8.2)	25.0	10.5	10.6
Net cash used for investing activities	(2,005.5)	(226.9)	(2,938.8)	(968.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(99.2)	(56.4)	1,793.4	(375.9)
Change in intercompany receivables/payables	661.8	(1,182.6)	(886.2)	620.2
Proceeds from long-term borrowings	.8	2.6	2,724.9	1,533.0
Principal payments on long-term borrowings	(2.7)	(263.9)	(995.4)	(1,304.4)
Proceeds from issuance of common stock	147.4	245.1
Repurchases of common stock	(633.2)	(100.3)
Dividends paid	(214.9)	(177.0)	(158.3)	(117.7)
Other	(1.5)	(.9)	19.4
Net cash provided by (used for) financing activities	(141.5)	(1,533.4)	2,497.8	355.2

Effect of Exchange Rate Changes on Cash	(20.2)	11.1	8.8	6.6

Net Increase (Decrease) in Cash and Cash Equivalents	(1,312.9)	(1,230.4)	47.1	(95.8)
Cash and Cash Equivalents at Beginning of Period	3,139.5	4,287.4	266.0	375.2
Cash and Cash Equivalents at End of Period	$1,826.6	$3,057.0	$313.1	$279.4

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

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company’s Equipment Operations primarily generate revenues and cash from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of construction and forestry equipment.  The Company’s Financial Services primarily provide credit services and managed health care plans.  The credit operations primarily finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  The health care operations provide managed health care services for the Company and certain outside customers.  The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company’s businesses are currently affected by the following key trends and economic conditions.  Despite solid overall financial conditions in the U.S. farm sector, dry weather centered in important farm machinery markets has caused the Company to turn more cautious with respect to its near-term outlook.  However, farm cash receipts for 2005 are still expected to remain near last year’s record, while the decline in corn and soybean production currently being forecast has benefited commodity prices.  The Company’s agricultural equipment sales were up 9 percent for the third quarter of 2005 and 16 percent for the first nine months.  These sales are forecast to be up approximately 6 percent for the year, excluding the impact of exchange rates.  Currency is expected to add approximately two percentage points to these sales for the year.  The Company’s commercial and consumer equipment sales decreased 3 percent in the third quarter of 2005 and 5 percent for nine months as extreme weather patterns have contributed to a sharp drop in the sale of many types of lawn equipment.  For the year, these sales are expected to be down approximately 5 percent.  Construction and forestry markets are continuing to experience growth as a result of positive U.S. economic conditions, a strong housing market, an overall increase in construction spending and a rising global demand for paper products and lumber.  The Company’s construction and forestry sales increased 29 percent in the third quarter of 2005, 30 percent for the first nine months and are forecast to increase approximately 21 percent for the year.  The Company’s Financial Services operations are expected to report net income of approximately $330 million for the year.

Items of concern include the availability and price of raw materials, including steel and rubber.  This is especially applicable to the availability and cost of large tires used on some agricultural and construction equipment.  The impact from drought in the farm machinery markets in the U.S., southern Europe and Brazil is also a concern.  Another item of uncertainty affecting farm cash receipts is the potential reform of farm subsidies relating to the European Union and its Common Agricultural Policy.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines.  There is also risk related to the success of new product introduction initiatives and customer acceptance of new products in the near future.

The Company’s third quarter performance reflects its commitment to balance production with demand and maintain control of its inventories.  Drought has definitely put pressure on the Company’s retail sales forecasts and caused it to accelerate production cuts in several key factories late in the quarter.  These actions have the effect of lowering earnings in the near term, but they are fully consistent with the Company’s longer-range commitments and goals for delivering shareholder value.  In addition, the Company’s lean inventory position should create a positive environment for the introduction of many new models of equipment in 2006.

2005 Compared with 2004

Deere & Company’s net income for the third quarter was $387.1 million, or $1.58 per share, compared with $401.4 million, or $1.58 per share, for the same period last year.  For the first nine months, net income was $1,214 million, or $4.89 per share, compared with $1,049 million, or $4.14 per share, last year.

Worldwide net sales and revenues grew 11 percent to $6,005 million for the third quarter and increased 13 percent to $16,754 million for the first nine months.  Net sales of the Equipment Operations were $5,370 million for the quarter and $14,916 million for the first nine months, compared with $4,854 million and $13,061 million for the same periods last year.  Excluding the effect of currency translation and price changes, the Company’s worldwide equipment sales were up 6 percent for the quarter and 8 percent year to date.  On a reported basis, equipment sales in the U.S. and Canada rose 11 percent for the quarter and 14 percent for nine months.  Outside the U.S. and Canada, sales increased by 8 percent and 11 percent for the respective periods excluding currency translation and by 11 percent and 16 percent as reported.

The Company’s Equipment Operations reported operating profit of $500 million for the third quarter and $1,618 million for the first nine months, compared with $532 million and $1,456 million in the same periods last year.  Negatively affecting operating profit for the quarter were lower manufacturing volumes in the agricultural equipment and commercial and consumer equipment segments, where production was reduced in light of changes in demand at the retail level.  On a year-to-date basis, operating profit increased primarily due to higher shipments and lower postretirement benefit costs.  Improved price realization offset higher raw material costs for both periods.  The Equipment Operations had net income of $293.4 million for the third quarter and $954.6 million for the first nine months, compared with $318.5 million and $825.7 million for the same periods last year.  The same factors mentioned above affected these results in addition to a higher effective tax rate in the third quarter this year.

The Company’s asset management efforts are continuing to yield positive results.  Trade receivables and inventories at July 31, 2005 were $6,526 million, or 33 percent of the last 12 month’s net sales, compared with $5,776 million, or 35 percent of net sales, a year ago.

Business Segment Results

•                  Agricultural Equipment.  Segment sales increased 9 percent for the quarter and 16 percent for nine months.  Factors supporting the quarter’s increase included improved price realization, higher shipments and currency translation.  Year-to-date sales were higher mainly due to increased shipments, as well as the impact of improved price realization and currency translation.  Operating profit was $262 million for the third quarter and $913 million for nine months, compared with $290 million and $805 million, respectively, last year.  Quarterly profit was down primarily due to inefficiencies related to lower worldwide production volumes.  The operating profit improvement for nine months was primarily driven by higher worldwide sales, the effect of stronger production volumes and lower postretirement benefit costs.  Improved price realization offset the increase in raw material costs for the third quarter and largely offset the increase experienced year to date.

•                  Commercial and Consumer Equipment.  Sales declined 3 percent for the quarter and 5 percent for nine months, reflecting the impact of unfavorable weather conditions on the sale of consumer riding lawn equipment during both periods.  Operating profit was $60 million for the third quarter and $193 million for nine months, compared with $87 million and $258 million, respectively, last year.  Operating profit was down for both periods primarily due to lower shipments and production in response to a weaker retail environment.  In addition, production was lower in the quarter as factories made preparation for new products.  Improved price realization offset an increase in raw material costs for both the quarter and first nine months.

•                  Construction and Forestry.  Segment sales rose 29 percent for the quarter and 30 percent for nine months reflecting strong activity at the retail level.  Operating profit improved to $178 million for the third quarter and $512 million for the year to date, compared with $155 million and $393 million, respectively, last year.  The profit increases were mainly a result of higher sales and efficiencies related to stronger production volumes.  Improved price realization offset the impact of higher raw material costs in both periods.  Nine-month operating profit last year included a $30 million pretax gain from the sale of an equipment rental company.

•                  Credit.  The credit segment had an operating profit of $128 million for the third quarter and $363 million for the first nine months, compared with $112 million and $340 million in the same periods last year.  The increases were primarily due to growth in the portfolio, as well as a lower credit loss provision, partially offset by lower financing spreads.  Last year, the results benefited from gains on retail notes sold during the third quarter and first nine months.  Total revenues of the credit operations, including intercompany revenues, increased 21 percent to $443 million in the current quarter from $367 million in the third quarter of 2004 and 10 percent in the first nine months to $1,229 million this year from $1,113 million last year.  The average balance of receivables and leases financed was 23 percent higher in the third quarter and 17 percent higher in the first nine months of 2005, compared with the same periods last year.  Interest expense increased 60 percent in the current quarter and 38 percent in the first nine months of 2005, compared with last year, as a result of higher average borrowings and borrowing rates in both periods.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.84 to 1 for the third quarter this year, compared with 2.13 to 1 in the same period last year.  The ratio was 1.91 to 1 for the first nine months this year, compared to 2.10 to 1 last year.

•                  Other.  Other operations, which consist primarily of the health care operations, had an operating profit of $12 million for the third quarter and $27 million for the first nine months, compared with an operating profit of $9 million in the third quarter and an operating loss of $4 million in the first nine months of last year.  The improvement was primarily due to increased underwriting margins in both periods.

The cost of sales to net sales ratios for the third quarter and first nine months of 2005 were 79.3 percent and 77.6 percent, respectively, compared to 77.4 percent and 76.8 percent in the same periods last year.  The increase for the quarter was primarily due to inefficiencies related to lower manufacturing volumes and increased raw material and freight costs, partially offset by improved price realization.  The increase for the first nine months was primarily due to increased raw material and freight costs, partially offset by improved price realization and lower postretirement benefit costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates.  Health care premium revenue decreased in both periods due to lower enrollment, while claims costs are lower due to unusually high claims in the prior periods and the lower enrollment this year.  Other income decreased in the first nine months primarily due to gains on retail notes sold last year and the previously mentioned sale of an equipment rental company last year.  Research and development costs increased this year due to a higher level of new product development and exchange rate fluctuations.  Interest expense increased in both periods due to higher average borrowings and borrowing rates.  Other operating expenses were higher in the first nine months primarily as a result of an increase in service expenses and the August 2004 acquisition and consolidation of Ontrac Holdings, Inc. (Ontrac), a Canadian entity which owns construction and forestry dealerships.

Market Conditions and Outlook

Excluding the impact of currency translation and price changes, Company equipment sales are expected to increase by about 2 percent for full-year 2005 and to be down about 13 percent for the fourth quarter.  On a reported basis, sales are forecast to be up 8 percent for the year and down 9 percent for the quarter.  Production is expected to be off slightly on a full-year basis, but down 23 percent in the fourth quarter.  Net income is forecast to be about $1.4 billion for the full year and from $175 million to $200 million for the fourth quarter.

•                  Agricultural Equipment.  Despite solid overall financial conditions in the U.S. farm sector, dry weather centered in important farm machinery markets has caused the Company to turn more cautious with respect to its near-term outlook.  As a result, industry sales of agricultural equipment in the U.S. and Canada are now forecast to be up 5 percent for the year.  Despite the drought impact, farm cash receipts for 2005 are still expected to remain near last year’s record, while the decline in corn and soybean production currently being forecast has benefited commodity prices.

In other parts of the world, industry retail sales in Western Europe are forecast to be down more than 5 percent for the year.  Farmers across the region are seeing income levels comparable with last year, however, severe drought in parts of southern Europe and escalating concerns over government agricultural subsidy programs have put further downward pressure on tractor sales.  In South America, the market in Brazil has weakened further due to drought, lower farm income and a stronger currency.  Industry sales there are down more than 30 percent for tractors and more than 70 percent for combines for the calendar year to date.  However, the outlook for sales in Argentina has improved due in part to higher commodity prices.  As a result, industry sales in the region are now projected to be down about 35 percent for the year.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be up 6 percent for the year, excluding the impact of exchange rates.  Currency is expected to add about two percentage points to the Company’s farm machinery sales for the year.

•                  Commercial and Consumer Equipment.  Sales of the Company’s commercial and consumer equipment are now forecast to be down about 5 percent for the year.  Although commercial markets have been stronger than those for residential products, extreme weather patterns have contributed to a sharp drop in the sale of many types of lawn equipment.

•                  Construction and Forestry.  Markets for construction equipment are continuing to experience growth as a result of positive U.S. economic conditions, a strong housing market and an overall increase in construction spending.  In this regard, the recent passage of U.S. federal highway legislation ensures a good level of infrastructure spending for the next few years and is supportive of improved contractor confidence.  Worldwide forestry equipment markets have expanded mainly due to rising global demand for paper products and lumber.  On this basis, Company sales of construction and forestry equipment are forecast to rise about 21 percent for fiscal 2005.

•                  Financial Services.  Full-year net income is expected to be about $330 million, which is above the previous forecast due in large part to a further improvement in the Company’s credit portfolio quality.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview,” “Market Conditions and Outlook” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops, real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs, international reaction to such programs, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather conditions, general economic conditions in these markets, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, and spending by municipalities and golf courses.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the success of new product introduction initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.  Company results are also affected by changes in market values of investment assets and the level of interest rates, which impact postretirement benefit costs, and significant changes in health care costs.

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

Certain information in the Statement of Consolidated Cash Flows (Unaudited) has been reclassified for the nine months ended July 31, 2004 to eliminate the effects of non-cash transactions.  See Note 1 to the Interim Financial Statements for further discussion and quantification of the reclassification.  The Supplemental Consolidating Data Statement of Cash Flows in Note 16 for the Equipment Operations and the Financial Services operations on a stand-alone basis has not changed.

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

Cash flows from operating activities in the first nine months of 2005 of $854 million resulted primarily from net income, an increase in accounts payable and accrued expenses, and a decrease in taxes receivable.  Partially offsetting these operating cash inflows were an increase in inventories and trade receivables.  The resulting net cash flows from operating activities, along with a decrease in cash and cash equivalents, a decrease in receivables from Financial Services, proceeds from maturities and sales of marketable securities, issuances of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses were used for purchases of marketable securities (see the following consolidated discussion of marketable securities), repurchases of common stock, purchases of property and equipment, payment of dividends, acquisitions of businesses and a decrease in borrowings.

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

Trade receivables held by the Equipment Operations increased $289 million during the first nine months and $159 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the following consolidated discussion of trade receivables.

Inventories increased by $561 million during the first nine months, primarily reflecting a seasonal increase.  Inventories increased $342 million, compared to a year ago primarily due to the increase in sales, the acquisition and consolidation of Ontrac and United Green Mark, Inc., and foreign currency exchange rate effects.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 24 percent at July 31, 2005, compared to 22 percent at October 31, 2004 and 25 percent at July 31, 2004.

Total interest-bearing debt of the Equipment Operations was $2,927 million at July 31, 2005, compared with $3,040 million at the end of fiscal year 2004 and $2,987 million at July 31, 2004.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 30 percent, 32 percent and 37 percent at July 31, 2005, October 31, 2004 and July 31, 2004, respectively.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes through secured financings or sales, and equity capital.

During the first nine months of 2005, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $479 million in the first nine months.  Cash provided by financing activities totaled $2,498 million in the first nine months, resulting primarily from an increase in external borrowings of $3,523 million, partially offset by a decrease in payables to the Equipment Operations of $886 million and a dividend paid to Deere & Company of $158 million.  Cash used by investing activities totaled $2,939 million in the first nine months, primarily due to the cost of receivables acquired exceeding collections by $2,825 million.  Cash and cash equivalents also increased $47 million.

During the first nine months of 2004, the aggregate cash provided from operating and financing activities was used primarily to increase receivables.  Cash provided from Financial Services operating activities was $511 million in the first nine months last year.  Cash provided from financing activities totaled $355 million in the first nine months last year, resulting primarily from an increase in payables to the Equipment Operations of $620 million, partially offset by a decrease in total external borrowings of $147 million and dividends of $118 million paid to Deere & Company.  Cash used by investing activities totaled $968 million in the first nine months last year, primarily due to the cost of receivables acquired exceeding collections by $3,115 million, partially offset by the sales of retail notes of $1,933 million.  Cash and cash equivalents also decreased $96 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $2,724 million during the first nine months of 2005 and $3,346 million during the past 12 months, primarily due to the cost of receivables and leases acquired exceeding collections.  Total acquisitions of receivables and leases were 10 percent higher in the first nine months of 2005, compared with the same period last year.  Acquisition volumes of wholesale notes, leases, trade receivables, retail notes and revolving charge accounts were all higher in the first nine months of 2005, compared to the same period last year.  Also, beginning in the second quarter of 2005, the credit operations’ new securitizations of financing receivables (retail notes) met the criteria for secured financings rather than sales of receivables.  These securitized retail notes were recorded as “Restricted financing receivables — net” on the balance sheet (see Note 6).  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $20,166 million at July 31, 2005, compared with $18,620 million at October 31, 2004 and $17,933 million at July 31, 2004.  At July 31, 2005, the unpaid balance of all receivables previously sold was $2,221 million, compared with $3,398 million at October 31, 2004 and $3,333 million at July 31, 2004.

Total external interest-bearing debt of the credit operations was $14,927 million at July 31, 2005, which included $1,464 million of on-balance sheet secured borrowings (see Note 6), compared with $11,508 million at the end of fiscal year 2004 and $11,259 million at July 31, 2004.  Total external borrowings increased during the first nine months of 2005 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.4 to 1 at July 31, 2005, compared with 6.4 to 1 at October 31, 2004 and 5.4 to 1 at July 31, 2004.  This increase in the ratio of total interest-bearing debt to stockholder’s equity is partly due to the on-balance sheet secured borrowings.  The ratio of total interest-bearing debt to stockholder’s equity excluding any on-balance sheet secured borrowings is 6.7 to 1 at July 31, 2005.

The credit operations utilize a revolving conduit facility, special purpose entity (SPE), to securitize floating rate agricultural retail notes.  This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time.  Multiple conduits participate in this facility, which has no final maturity date.  Instead, upon the credit operations’ request, each conduit may elect to renew its commitment on an annual basis.  However, if this facility is not renewed, the credit operations would liquidate the securitizations as the retail notes are collected.  At July 31, 2005, $1,951 million was outstanding under the facility of which $758 million was recorded on the balance sheet (see Note 6).  At July 31, 2004, $1,850 million was outstanding under the facility of which none was included on the balance sheet.  The amounts of borrowings and retail notes that are recorded on the balance sheet depend on whether terms of the transfer of retail notes to the SPE meet the criteria for a secured borrowing or a sale of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

During the first nine months of 2005, the credit operations issued $2,725 million and retired $995 million of unsecured long-term borrowings, which were primarily medium-term notes.

Consolidated

Sources of liquidity for the Company include cash and short-term investments, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes through secured financings or sales, and committed and uncommitted, unsecured, bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2005, October 31, 2004 and July 31, 2004 was approximately $2.1 billion, $1.9 billion and $1.7 billion, respectively, while the total cash and cash equivalents position was approximately $2.1 billion, $3.2 billion and $3.3 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

The Company maintains unsecured lines of credit with various banks.  Some of the lines are available to both the Equipment Operations and certain credit operations.  Worldwide lines of credit totaled $3,423 million at July 31, 2005, $721 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding on-balance sheet secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2005 was a long-term credit facility agreement of $1,250 million, expiring in February 2009, and a long-term credit facility agreement of $625 million, expiring in February 2010, for a total of $1,875 million long-term.

The credit agreements require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  At July 31, 2005, this ratio was 30 percent.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2005 was $5,379 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $9,989 million at July 31, 2005.

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

The senior long-term and short-term debt ratings and outlook currently assigned to Company securities by the rating agencies engaged by the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Stable
Standard & Poor’s	A-	A-2	Positive

Marketable securities increased by $1,718 million during the first nine months and $1,713 million from a year ago.  In the third quarter of 2005, the Equipment Operations invested a portion of their cash and cash equivalents into marketable securities.  This is in addition to the marketable securities held by the health care operations, which are included in Financial Services.  All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $759 million during the first nine months of 2005 primarily due to a seasonal increase.  These receivables increased $408 million, compared to a year ago, primarily due to the increase in sales and the acquisition and consolidation of Ontrac and United Green Mark, Inc.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 20 percent at July 31, 2005, compared to 18 percent at October 31, 2004 and 22 percent at July 31, 2004.  Agricultural equipment trade receivables increased $179 million, commercial and consumer equipment receivables decreased $40 million and construction and forestry receivables increased $269 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 2 percent and 3 percent at July 31, 2005, October 31, 2004 and July 31, 2004, respectively.

The Equipment Operations capital expenditures are currently forecast to be in the range of $500 million for the 2005 fiscal year.  Total capital expenditures for the Company are currently estimated to be approximately $580 million for 2005, which includes approximately $80 million related to the Company’s wind energy entities included in Financial Services (see Note 15).

Stockholders’ equity was $6,937 million at July 31, 2005, compared with $6,393 million at October 31, 2004 and $5,017 million at July 31, 2004.  The increase of $544 million during the first nine months of 2005 resulted primarily from net income of $1,214 million, which was partially offset by an increase in treasury stock of $429 million and dividends declared of $220 million.

The Company has announced that it will acquire the remaining 50 percent ownership of its tractor joint venture in Pune, India.  This operation manufactures transmissions and diesel engines and also builds John Deere tractors for customers in India and around the world.  The acquisition and consolidation of this entity will not significantly affect the reported results for the Company.

The Board of Directors at its meeting on August 31, 2005 declared a quarterly dividend of $.31 per share payable November 1, 2005, to stockholders of record on September 30, 2005.

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.             CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2005 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	321	$65.07	321	$495

June 1 to June 30	890	66.41	881	437

July 1 to July 31	1,005	68.95	1,005	368

Total	2,216		2,207

1.               During the third quarter of 2005, the Company had one active share purchase plan that was publicly announced in December 2004 (Plan) to purchase up to $1 billion of its common stock.

2.               Total shares purchased in June 2005 included approximately 7 thousand shares received from an officer to exercise certain stock option awards and approximately 2 thousand shares to pay the associated payroll taxes.  All the shares were valued at the market price of $66.29 per share.

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

DEERE & COMPANY

Date:	September 1, 2005	By:	/s/ Nathan J. Jones
Nathan J. Jones Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4	Not applicable

10	Changes to non-employee director compensation

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*	Incorporated by reference. Copies of these exhibits are available from the Company upon request.