Form 10-K
period 2005-10-31
DEERE & CO
filed 2005-12-20
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

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

Yes         ☐            No           ☒

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at April 30, 2005 was $15,107,184,789.  At November 30, 2005, 236,348,154 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 22, 2006 are incorporated by reference in Part III.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts -- including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; material handling equipment; and integrated agricultural management systems technology.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses — including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy development.

John Deere also provides managed health care plans. John Deere’s worldwide agricultural equipment; commercial and consumer equipment; and construction and forestry operations are sometimes referred to as the “Equipment Operations.”  The credit, health care and certain miscellaneous service operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on pages 17 and 18. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

Company equipment sales are expected to increase by 1 to 3 percent for full-year 2006 and by 11 to 14 percent for the first quarter. Production levels are expected to be down slightly for the year but up about 4 percent in the first quarter. The Company intends to sell its health care operations for a gain of approximately $225 million after-tax.  Based on the above, net income is forecast to be around $1.7 billion (approximately $1.5 billion excluding the gain on the sale of the health care operations) for the year and in a range of $175 million to $200 million for the first quarter.

Agricultural Equipment. Although the farm sector is expected to remain in solid financial condition, industry sales in the United States and Canada are forecast to be down 5 to 10 percent in 2006. Factors contributing to the decline include concerns over higher farm input costs, especially for fuel and fertilizer, the absence of United States tax incentives which helped sales in the first part of 2005, and slightly lower cash receipts. Farmers are expected to benefit from debt levels that remain well under control and from rising land values.

In other parts of the world, industry retail sales in Western Europe are forecast to be down about 5 percent for the year. Concerns over higher input costs, government policies and the future direction of farm subsidies are expected to put downward pressure on sales in the region for the year. In South America, industry sales are forecast to be down about 5 percent as a result of a relatively strong Brazilian currency, a reduction in soybean acreage in Brazil and concerns regarding foot-and-mouth disease.

Based on these factors and market conditions, worldwide sales of John Deere agricultural equipment are forecast to be down 2 to 4 percent for the year. Company sales are expected to benefit from a number of newly introduced products, including a line of more-powerful and fuel-efficient large tractors.

Commercial & Consumer Equipment. Sales of John Deere commercial and consumer equipment are forecast to be up 10 to 12 percent for the year with benefit from newly introduced products, an assumed return to more normal weather patterns and a full year of sales from the division’s recent landscapes-business acquisition. Division sales are also expected to be helped by an expanded presence of John Deere products in the mass channel.

Construction & Forestry.  Markets for construction equipment are forecast to experience further growth in 2006 as a result of United States economic conditions conducive to a healthy level of construction spending, especially in the nonresidential sector. On this basis, contractors and rental companies are expected to continue updating and expanding their fleets. Forestry equipment markets are projected to remain near last year’s level in the United States and Canada and to be lower in Europe. In this environment, Deere’s worldwide sales of construction and forestry equipment are forecast to rise by 5 to 7 percent for fiscal 2006.

Financial Services. Full-year net income for the Company’s Financial Services operations is forecast to be about $565 million (approximately $340 million excluding the gain on the sale of the health care operations).  Net income for the credit operations is expected to improve due to growth in the credit portfolio.

2005 Consolidated Results Compared with 2004

The Company had net income in 2005 of $1,447 million, or $5.87 per share diluted ($5.95 basic), compared with $1,406 million, or $5.56 per share diluted ($5.69 basic), in 2004. Net sales and revenues increased 10 percent to $21,931 million in 2005, compared with $19,986 million in 2004. Net sales of the Equipment Operations increased 10 percent in 2005 to $19,401 million from $17,673 million last year. Net sales in the United States and Canada rose 10 percent in 2005. Outside the United States and Canada, net sales increased by 6 percent excluding currency translation, and by 10 percent on a reported basis.

The Company’s Equipment Operations had net income of $1,096 million in 2005, compared with $1,097 million in 2004. Net income decreased primarily due to higher selling and administrative expenses, increased manufacturing overhead costs related to production system improvements, and higher research and development costs.  These factors were partially offset by the margin on higher shipments and lower retirement benefit costs.  Improved price realization offset higher raw material costs. In addition, this year’s results benefited from increased interest and investment income, and a lower effective tax rate.

Net income of the Company’s Financial Services operations in 2005 was $345 million, compared with $309 million in 2004. The increase was primarily due to growth in the credit operations portfolio, a lower credit loss provision and increased underwriting margins in health care. Additional information is presented in the following discussion of the credit and “Other” operations.

Additional information on 2005 results is presented on pages 16 - 18.

EQUIPMENT OPERATIONS

Agricultural Equipment

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels, interest rates, agricultural trends, energy costs and other input costs associated with farming. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

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

Seasonality.  Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The Equipment Operations incur substantial seasonal variation in cash flows to finance production and inventory of equipment.  The Equipment Operations also incur costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment is sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In the United States and Canada, used equipment trade-ins, of which there are typically several transactions for every new combine and cotton harvesting equipment sale, are supported with a fixed pool of funds available to dealers which are then responsible for all associated inventory and sale costs.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, especially the merger of certain large integrated competitors and the global capability of many competitors, the agricultural equipment business continues to undergo significant change and may become even more competitive.

Commercial and Consumer Equipment

John Deere commercial and consumer equipment includes front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, zero-turning radius mowers, front mowers and a variety of utility vehicles. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of these commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.  To increase asset turnover and reduce the average level of field inventories through the year the production and shipment schedules of the Company’s product lines closely correspond to the seasonal pattern of retail sales.

The division manufactures and sells walk-behind mowers in Europe under the SABO brand as well as the John Deere brand. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot stores and in 2006 will begin selling its products through Lowe’s stores.

John Deere Landscapes, Inc., a unit of the division, distributes irrigation equipment, nursery products and landscape supplies primarily to landscape service professionals.

In addition to the equipment manufactured by the commercial and consumer division, John Deere purchases certain products from other manufacturers for resale.

Seasonality. Retail demand for the division’s equipment normally is higher in the second and third quarters.  The division is pursuing a strategy of building and shipping as close to retail demand as possible.  Consequently, production, shipping and retail sales normally will be proportionately higher in the second and third quarters of each year.

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

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada.  The Company also distributes Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Canada, Finland and New Zealand are distributed by Hitachi in certain Far East markets.

The division has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

The Company also owns Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada.

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $677 million or 3.5 percent of net sales of equipment in 2005, $612 million or 3.5 percent in 2004, and $577 million, or 4.3 percent in 2003.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 20 factory locations and lease and operate another three locations, which contain approximately 29.5 million square feet of floor space. Of these 23 factories, 12 are devoted primarily to agricultural equipment, four to commercial and consumer equipment, one to non-forestry construction equipment, one to construction and forestry equipment, one to engines, two to hydraulic and power train components and two to forestry equipment. Outside the United States and Canada, the Equipment Operations own and operate:  agricultural equipment factories in Brazil, China, France, Germany, India, Mexico, the Netherlands and Russia; engine factories in Argentina, France, India and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany and the Netherlands; and forestry equipment factories in Finland and New Zealand. These factories outside the United States and Canada contain approximately 11.3 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China and the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada and a venture that manufactures transaxles and transmissions used in certain commercial and consumer equipment division products.  In 2005, the Equipment Operations announced plans to build an additional components factory in China.

The engine factories referred to above manufacture non-road, heavy duty diesel engines mostly for the Company’s Equipment Operations; a significant number of these engines are sold to global original equipment manufacturers.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy the Company’s current expectations for retail market demand. The Equipment Operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions. Common manufacturing facilities and techniques are employed in the production of components for agricultural, commercial and consumer and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. The Company continues to experience raw materials and fuel cost pressures. The Company has offset and expects to continue to offset any increased costs through the above-described cost reduction measures and through pricing. Significant cost increases, if they occur, could have an adverse effect on our operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $465 million in 2005, compared with $346 million in 2004, and $304 million in 2003. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $349 million, $333 million and $306 million, respectively. Capital expenditures for the Equipment Operations in 2006 are currently estimated to be $580 million. The 2006 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities and will also relate to the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, licenses and trademarks. The Company believes that, in the aggregate, the rights under these patents, licenses and trademarks are generally important to its operations, but does not consider that any patent, license, trademark or related group of them (other than its house trademarks, which include but are not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan and green and yellow equipment colors) is of material importance in relation to John Deere’s business.

Marketing

In the United States and Canada, the Equipment Operations distribute equipment and service parts through the following facilities (collectively called sales branches):  one agricultural equipment and one commercial and consumer equipment sales and administration office each supported by seven agricultural equipment and commercial and consumer equipment sales branches; and one construction, earthmoving, material handling and forestry equipment sales and administration office.

In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 3033 dealer locations, most of which are independently owned. Of these, approximately 1600 sell agricultural equipment, while 536 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 536 locations. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 897 commercial and consumer equipment dealers, many of whom also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through various general and mass merchandisers, including The Home Depot and, beginning in 2006, Lowe’s.

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 160 countries.  Sales branches are located in Argentina, Australia, Brazil, Germany, France, Hong Kong, Italy, Mexico Poland, Russia, South Africa, Spain, Switzerland, Turkey, the United Kingdom, and Uruguay.  Export sales branches are located in Europe and the United States.  Associated companies doing business in China also sell agricultural equipment. Commercial and consumer equipment sales outside the United States and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Singapore and Finland.  Some of these dealers are independently owned while the Company owns others.

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

FINANCIAL SERVICES

Credit Operations

United States and Canada.  The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch.  The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts).  Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans).  Additionally, the Credit Companies provide wholesale financing for inventories of John Deere engines and John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes).  In the United States, the Credit Companies also offer certain crop risk mitigation products and invest in wind energy development.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2005 and 2004, the Capital Corporation’s ratios were 1.88 to 1 and 2.23 to 1, respectively, and never less than 1.74 to 1 and 2.19 to 1 for any fiscal quarter of 2005 and 2004, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities.  Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were necessary under this agreement in 2005 or 2004.

Outside the United States and Canada.  The Credit Companies offer equipment financing products in Argentina, Australia, Brazil, Finland, France (through a joint venture), Germany, Italy, Luxembourg, Mexico, New Zealand, Portugal (through a cooperation agreement), South Africa (through a joint venture), Spain, Sweden and the United Kingdom. Retail sales financing outside of the United States and Canada is affected by a variety of customs and regulations.

The Credit Companies also offer to select customers insured international export financing for the purchase of John Deere Products.

Additional information on the Credit Companies appears on pages 17, 18, and 20.

Health Care

In 1985, the Company formed John Deere Health Care, Inc. to commercialize the Company’s expertise in the field of health care benefit management, which had been developed from efforts to manage its own health care costs. John Deere Health Care currently provides health benefit management programs and related administrative services in Illinois, Iowa, Tennessee and Virginia for companies, government entities and individuals as a third-party administrator through its health maintenance organization subsidiary, John Deere Health Plan, Inc. or through its health and accident insurance subsidiary, John Deere Health Insurance, Inc. At October 31, 2005, approximately 480,000 individuals were enrolled in these programs, of which approximately 90,000 were John Deere employees, retirees and their dependents.

The Company recently announced that it has agreed to sell John Deere Health Care to UnitedHealthcare for approximately $500 million.  The transaction is subject to certain state and federal regulatory approvals but is projected to close by April 1, 2006.

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

EMPLOYEES

At October 31, 2005, John Deere had approximately 47,400 full-time employees, including approximately 27,000 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers.  Unions are certified as bargaining agents for approximately 39 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

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

Name, age and office (at December 1, 2005), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Robert W. Lane	56	Chairman, President and Chief Executive Officer	2000	Has held this position for the last five years
Samuel R. Allen	52	Division President	2005

2003-2005 President, Global Financial Services and Corporate Human Resources; 2001-2002 Senior Vice President Global Human Resources and Industrial Relations; 1999-2001 Vice President Region I (Latin America, the Far East, Australia and South Africa)

David C. Everitt	53	Division President	2001	1999-2001 Senior Vice President, Region II (Europe, Africa and the Middle East)
James R. Jenkins	60	Senior Vice President and General Counsel	2000	Has held this position for the last five years
John J. Jenkins	60	Division President	2000	Has held this position for the last five years
Nathan J. Jones	49	Senior Vice President and Chief Financial Officer	1998	Has held this position for the last five years
H. J. Markley	55	Division President	2001	2000-2001 Senior Vice President, Worldwide Human Resources

ITEM 2.                                                     PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own 14 facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 4.6 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.3 million square feet of floor space.

Deere & Company administrative offices, research facilities and certain facilities for health care activities, all of which are owned by John Deere, together contain about 2.4 million square feet of floor space and miscellaneous other facilities total 1.0 million square feet.

Overall, the Company owns approximately 49.7 million square feet of facilities and leases approximately 8.9 million additional square feet in various locations.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           The Company’s common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company’s common stock and the number of stockholders in the second table and the sentence following it, and the data on dividends declared and paid per share in the first table, under the caption “Supplemental Information (Unaudited)” in Note 27 to the Consolidated Financial Statements.

(b)           Not applicable

(c)           The Company’s purchases of its common stock during the fourth quarter of 2005 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
Aug 1 to Aug 31	1,317	$66.03	1,317	$281

Sept 1 to Sept 30	2,275	62.80	2,191	143

Oct 1 to Oct 31	990	60.58	990	83

Total	4,582		4,498

(1).	On December 1, 2004, the Company’s board of directors authorized the repurchase of up to $1 billion of Company common stock.

(2).

Total shares purchased in September 2005 included approximately 67 thousand shares received from officers to exercise certain stock option awards and approximately 17 thousand shares received from these officers to pay the associated payroll taxes. All the shares were valued at the market price of $62.53 per share.

On November 30, 2005, the Company’s board of directors authorized the repurchase of up to 26 million additional shares of common stock.  As with the previous plan, repurchases under this plan will be made from time to time, at the Company’s discretion, in the open market or though privately-negotiated transactions.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2005	2004	2003	2002*	2001*
For the Year Ended October 31:
Total net sales and revenues	$21,931	$19,986	$15,535	$13,947	$13,293
Net income (loss)	$1,447	$1,406	$643	$319	$(64)
Net income (loss) per share - basic	$5.95	$5.69	$2.68	$1.34	$(.27)
Net income (loss) per share - diluted	$5.87	$5.56	$2.64	$1.33	$(.27)
Dividends declared per share	$1.21	$1.06	$.88	$.88	$.88
At October 31:
Total assets	$33,637	$28,754	$26,258	$23,768	$22,663
Long-term borrowings	$11,739	$11,090	$10,404	$8,950	$6,561

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

See the information under the caption “Management’s Discussion and Analysis” on pages 16 - 24.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 24 and in Note 25 to the Consolidated Financial Statements.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 25 - 50.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2005, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Deere & Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Deere & Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2005. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment,  management believes that, as of October 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.  That report is included herein.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 12, 2006 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

None.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference

ITEM 15.                                               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2005, 2004 and 2003	55

(3)	Exhibits

	See the “Index to Exhibits” on pages 56 – 58 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

OVERVIEW

Organization

The company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of construction and forestry equipment.  The company’s Financial Services primarily provide credit services and managed health care plans.  The credit operations primarily finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  The health care operations provide managed health care services for the company and certain outside customers.  The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated.  The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

Trends and Economic Conditions

The company’s businesses are currently affected by the following key trends and economic conditions.  Although the farm sector is expected to remain in solid financial condition, industry sales in the U.S. and Canada are forecast to be down 5 to 10 percent in 2006.  In other parts of the world, industry retail sales in Western Europe and South America are each forecast to be down approximately 5 percent for the year.  The company’s agricultural equipment sales were up 9 percent for 2005 and are forecast to be down approximately 2 to 4 percent in 2006.  The company’s commercial and consumer equipment sales declined 4 percent in 2005 reflecting the impact of unfavorable weather conditions.  Sales of commercial and consumer equipment are forecast to be up 10 to 12 percent in 2006 benefiting primarily from newly introduced products and an assumed return to more normal weather patterns.  Markets for construction equipment are forecast to experience further growth in 2006 as a result of U.S. economic conditions.  On this basis, contractors and rental companies are expected to continue updating and expanding their fleets.  Forestry equipment markets are projected to remain near last year’s level in the U.S.  and Canada and to be lower in Europe.  The company’s construction and forestry sales increased 24 percent in 2005 and are forecast to increase 5 to 7 percent in 2006.  Net income for the company’s credit operations is expected to improve due to growth in the credit portfolio.

Items of concern include the availability and price of raw materials that require a high content of natural gas and petroleum, and large tires used on some agricultural and construction equipment.  Another item of uncertainty affecting farm cash receipts is the potential impact on farm subsidies and farmer confidence in both Europe and the U.S. as a result of the negotiations at the World Trade Organization and budget pressures in both regions.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the company’s major priorities.  There is also risk related to the success of new product introduction initiatives and customer acceptance of new products.

The company’s 2005 results reflect its strategies for building a business that can produce strong levels of cash flow in all types of conditions.  In addition to producing record earnings for the year, the company continued to bring advanced new products to market and fund its global growth plans.  In 2005, the company also returned approximately $1.2 billion to stockholders through share repurchases and dividends.  Consistent with the company’s focus on disciplined asset management, inventories have been controlled by substantial production cutbacks.  This helps set the stage for the successful introduction of important new products in 2006.

2005 COMPARED WITH 2004

CONSOLIDATED RESULTS

Worldwide net income in 2005 was $1,447 million, or $5.87 per share diluted ($5.95 basic), compared with $1,406 million, or $5.56 per share diluted ($5.69 basic), in 2004.  Net sales and revenues increased 10 percent to $21,931 million in 2005, compared with $19,986 million in 2004.  Net sales of the Equipment Operations increased 10 percent in 2005 to $19,401 million from $17,673 million last year.  Net sales in the U.S. and Canada rose 10 percent in 2005.  Outside the U.S. and Canada, net sales increased by 6 percent excluding currency translation, and by 10 percent on a reported basis.

Worldwide Equipment Operations, which exclude the Financial Services operations, had an operating profit of $1,842 million in 2005, compared with $1,905 million in 2004.  Operating profit decreased primarily due to higher selling and administrative expenses, increased manufacturing overhead costs related to production system improvements, and higher research and development costs.  These factors were partially offset by the margin on higher shipments and lower retirement benefit costs.  Improved price realization offset higher raw material costs.

The Equipment Operations’ net income was $1,096 million in 2005, compared with $1,097 million in 2004.  The same operating factors mentioned above affected these results.  However, the decrease in operating profit was substantially offset by increased interest and investment income, and a lower effective tax rate.

Net income of the company’s Financial Services operations in 2005 was $345 million, compared with $309 million in 2004.  The increase was primarily due to growth in the credit operations portfolio, a lower credit loss provision and increased underwriting margins in health care.  Additional information is presented in the following discussion of the credit and “Other” operations.

The cost of sales to net sales ratio for 2005 was 78.2 percent, compared to 76.8 percent last year.  The increase was primarily due to higher raw material costs and increased manufacturing overhead costs, partially offset by improved price realization and lower retirement benefit costs.

Finance and interest income increased this year primarily due to growth in the credit operations portfolio and higher financing rates.  Health care premium revenue decreased due to lower enrollment, while claims costs are lower due to unusually high claims in the prior year and the lower enrollment this year.

Other income increased this year primarily due to an increase in service income, increased investment income from marketable securities due to investments made by the Equipment Operations and other miscellaneous gains, partially offset by lower gains on retail note sales and a gain on the sale of an equipment rental company last year.  Research and development costs increased this year due to a higher level of new product development and exchange rate fluctuations.  Selling, administrative and general expenses increased primarily due to increased marketing expenses, acquisitions of businesses and exchange rate fluctuations.  Interest expense increased due to higher average borrowings and borrowing rates.  Other operating expenses were higher primarily as a result of an increase in service expenses.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans.  The company’s postretirement benefit costs for these plans in 2005 were $538 million, compared to $596 million in 2004.  The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.5 percent in both years, or $744 million in 2005, compared to $671 million in 2004.  The actual return was a gain of $1,057 million in 2005, compared to a gain of $654 million in 2004.  In 2006, the expected return will be approximately 8.4 percent.  The total unrecognized losses related to the plans at October 31, 2005 and 2004 were $3,969 million and $5,149 million, respectively.  The company expects the decrease in postretirement benefit costs in 2006 to be approximately $75 million pretax, compared with 2005, caused by an increase in the discount rate assumptions and increased funding.  The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions.  Total company contributions to the plans were $859 million in 2005 and $1,852 million in 2004, which include direct benefit payments for unfunded plans.  These contributions also included voluntary contributions to the U.S. plan assets of $556 million in 2005 and $1,551 million in 2004.  Total company contributions in 2006 are expected to be approximately $960 million, including voluntary contributions to U.S. plan assets of approximately $875 million.  See the following discussion of “Critical Accounting Policies” for postretirement benefit obligations.

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

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $970 million in 2005, compared with $1,072 million in 2004.  Net sales increased 9 percent this year due to improved price realization, higher shipments and the translation effect of currency exchange rates.  The decrease in operating profit was primarily a result of increases in manufacturing overhead costs, research and development costs, and selling and administrative expenses.  Partially offsetting these factors were the margin on higher shipments and lower retirement benefit costs.  Improved price realization offset the increase in raw material costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $183 million in 2005, compared with $246 million in 2004.  Net sales decreased 4 percent for the year reflecting the impact of unfavorable weather conditions on the sale of consumer riding equipment during the critical selling season.  The lower operating profit was primarily due to lower shipments and production volumes in response to a weaker retail environment.  Improved price realization more than offset an increase in raw material costs.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $689 million in 2005, compared with $587 million in 2004.  Sales increased 24 percent for the year reflecting strong activity at the retail level.  The operating profit improvement was primarily due to higher sales and efficiencies related to stronger production volumes.  Improved price realization offset the impact of higher raw material costs.  The results last year included a $30 million pretax gain from the sale of an equipment rental company.

Worldwide Credit Operations

The operating profit of the credit operations was $491 million in 2005, compared with $466 million in 2004.  The increase in operating profit was primarily due to growth in the portfolio, as well as a lower credit loss provision, partially offset by lower financing spreads and lower gains on retail note sales.  Total revenues of the credit operations increased 13 percent in 2005, primarily reflecting the larger portfolio and higher average finance rates.  The average balance of receivables and leases financed was 19 percent higher in 2005, compared with 2004.  An increase in average borrowings and higher interest rates in 2005 resulted in a 44 percent increase in interest expense, compared with 2004.  The credit operations’ ratio of earnings to fixed charges was 1.86 to 1 in 2005, compared to 2.12 to 1 in 2004.

Worldwide Other Operations

The company’s other operations, which consisted primarily of the health care operations, had an operating profit of $41 million in 2005, compared with $5 million last year.  The increase was primarily due to an improved underwriting margin.  Last year’s margins were adversely affected by unusually high claims costs.

Equipment Operations in U.S.  and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,298 million in 2005, compared with $1,284 million in 2004.  The increase was primarily due to the margin on higher shipments and lower retirement benefit costs.  Partially offsetting these factors were increases in manufacturing overhead costs, selling and administrative expenses, and research and development costs.  Improved price realization offset the increase in raw material costs.  Sales increased due to higher shipments, reflecting strong retail demand in construction and forestry equipment, and improved price realization in all equipment segments.  Sales increased 10 percent in 2005 while the physical volume increased 5 percent, compared to 2004.

Equipment Operations outside U.S.  and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $544 million in 2005, compared with $621 million in 2004.  The decrease was primarily due to the effects of increases in manufacturing overhead costs, selling and administrative expenses, and research and development costs.  Improved price realization substantially offset the increase in raw material costs.  Sales increased from the translation effect of currency exchange rates, increased volume and improvements in price realization.  Sales were 10 percent higher than last year, while the physical volume increased 3 percent in 2005, compared with 2004.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are expected to increase by 1 to 3 percent for fiscal year 2006 and by 11 to 14 percent for the first quarter, compared to the same periods in 2005.  Production levels are expected to be down slightly for the year, but up about 4 percent in the quarter.  As previously announced, the company will sell its health care operations for a gain of approximately $225 million after-tax (see Note 27).  Based on the above, net income is forecast to be around $1.7 billion (approximately $1.5 billion excluding the gain on the sale of the health care operations) for the year and in a range of $175 million to $200 million for the first quarter.

Agricultural Equipment.  Although the farm sector is expected to remain in solid condition, industry sales in the U.S. and Canada are forecast to be down 5 to 10 percent in 2006.  Factors contributing to the decline include concerns over higher farm input costs, especially for fuel and fertilizer, the absence of U.S. tax incentives which helped sales in the first part of 2005, and slightly lower cash receipts.  Farmers are expected to benefit from debt levels that remain well under control and from rising land values.

In other parts of the world, industry retail sales in Western Europe are forecast to be down about 5 percent for the year.  Concerns over higher input costs, government policies and the future direction of farm subsidies are expected to put downward pressure on sales in the region for the year.  In South America, industry sales are forecast to be down about 5 percent as a result of a relatively strong Brazilian currency, a reduction in soybean acreage in Brazil and concerns regarding foot-and-mouth disease.

Based on these factors and market conditions, worldwide sales of the company’s agricultural equipment are forecast to be down 2 to 4 percent for the year.  Company sales are expected to benefit from a number of newly introduced products, including a line of more powerful and fuel efficient large tractors.

Commercial and Consumer Equipment.  Sales of the company’s commercial and consumer equipment are forecast to be up 10 to 12 percent for the year with the benefit from newly introduced products, an assumed return to more normal weather patterns and a full year of sales from the segment’s recent landscapes-business acquisition (see Note 1).  Segment sales are also expected to be helped by an expanded presence of the company’s products in the mass channel.

Construction and Forestry.  Markets for construction equipment are forecast to experience further growth in 2006 as a result of U.S. economic conditions conducive to a healthy level of construction spending, especially in the nonresidential sector.  On this basis, contractors and rental companies are expected to continue updating and expanding their fleets.  Forestry equipment markets are projected to remain near last year’s level in the U.S. and Canada and to be lower in Europe.  In this environment, the company’s worldwide sales of construction and forestry equipment are forecast to rise by 5 to 7 percent for fiscal 2006.

Financial Services.  Fiscal year net income in 2006 for the company’s Financial Services operations, which primarily include its credit and health care operations, is forecast to be about $565 million (approximately $340 million excluding the gain on the sale of the health care operations).  Net income for the credit operations is expected to improve due to growth in the credit portfolio.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence, including worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops, real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs, international reaction to such programs, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).  The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

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

All of the company’s businesses and its reported results are affected by general economic conditions in and the political stability of global markets in which the company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the success of new product introduction initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies;

capital market disruptions; inflation and deflation rates, interest rate levels and foreign currency exchange rates; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the company operates.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are changes in company declared dividends, acquisitions and divestitures of businesses, common stock issuances and repurchases, and the issuance and retirement of company debt.

The company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The company, however, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the company and its businesses, including factors that potentially could materially affect the company’s financial results, is included in other filings with the U.S. Securities and Exchange Commission.

2004 COMPARED WITH 2003

CONSOLIDATED RESULTS

Worldwide net income in 2004 was $1,406 million, or $5.56 per share diluted ($5.69 basic), compared with $643 million, or $2.64 per share diluted ($2.68 basic), in 2003.  Net sales and revenues increased 29 percent to $19,986 million in 2004, compared with $15,535 million in 2003.  Net sales of the Equipment Operations increased 32 percent in 2004 to $17,673 million from $13,349 million in 2003.  Net sales increased primarily due to higher shipments.  Net sales in the U.S. and Canada rose 33 percent in 2004.  Outside the U.S. and Canada, net sales increased by 20 percent in 2004, excluding currency translation, and by 30 percent on a reported basis.

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

The Equipment Operations’ net income was $1,097 million in 2004, compared with $305 million in 2003.  The same operating factors mentioned above affected these results.  In addition, the results in 2004 benefited from a lower effective tax rate and a decrease in interest expense.

Net income of the company’s Financial Services operations in 2004 was $309 million, compared with $330 million in 2003.  The decrease was primarily due to higher administrative costs, lower credit margins and increased medical claims costs.  Additional information is presented in the following discussion of the credit and “Other” operations.

The cost of sales to net sales ratio for 2004 was 76.8 percent, compared to 80.5 percent in 2003.  The decrease in the ratio was primarily due to manufacturing efficiencies related to higher production and sales, and improved price realization.  Partially offsetting these factors were the higher employee performance bonus provision and increased costs for raw material, such as steel and rubber.

Finance and interest income decreased in 2004 primarily due to a decrease in rental income on operating leases and lower average finance rates.  Health care premiums and fees increased, compared to 2003, primarily due to higher insured enrollment, while health care claims and costs increased primarily due to higher medical costs and an increase in enrollment.  Other income increased in 2004 primarily due to service income related to Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Holdings, Inc.  (collectively called Nortrax), which were consolidated in 2004, and a gain from the sale of the company’s 49 percent ownership in Sunstate Equipment Co., LLC, an equipment rental company.  Selling, administrative and general expenses were higher in 2004 primarily due to a higher employee performance bonus provision, the consolidation of Nortrax and foreign currency exchange rate effects.  Other operating expenses increased primarily as a result of the consolidation of Nortrax and an increase in service expense.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans.  The company’s postretirement benefit costs for these plans in 2004 were $596 million, compared to $593 million in 2003.  The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.5 percent in both years, or $671 million in 2004, compared to $597 million in 2003.  The actual return was a gain of $654 million in 2004, compared to a gain of $1,050 million in 2003.  The total unrecognized losses related to the plans at October 31, 2004 and 2003 were $5,149 million and $4,794 million, respectively.  Total company contributions to the plans were $1,852 million in 2004 and $745 million in 2003, which include direct benefit payments for unfunded plans.  These contributions also included voluntary contributions to the U.S. plan assets of $1,551 million in 2004 and $475 million in 2003.  See the following discussion of “Critical Accounting Policies” for postretirement benefit obligations.

BUSINESS SEGMENT RESULTS

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $1,072 million in 2004, compared with $329 million in 2003.  Net sales increased 31 percent in 2004 primarily due to higher shipments, reflecting strong retail demand, as well as the translation effect of exchange rates and improved price realization.  The operating profit improvement was primarily due to higher worldwide sales, efficiencies related to stronger production volumes, and improved price realization.  Offsetting these factors were the higher provision for performance bonuses and increased raw material costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $246 million in 2004, compared with $227 million in 2003.  Net sales increased 16 percent in 2004 primarily due to higher volumes.  The improved operating profit was primarily due to higher sales and production volumes.  Partially offsetting these factors were an increase in the performance bonus provision in addition to higher costs for freight and raw materials.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $587 million in 2004, compared with $152 million in 2003.  Sales increased 54 percent in 2004.  The increase in sales was primarily due to higher volumes.  The operating profit improvement was primarily due to higher sales, efficiencies related to stronger production volumes, and improved price realization.  Partially offsetting these factors were a larger performance bonus provision and higher raw material costs.  The results in 2004 also included a $30 million pretax gain from the sale of an equipment rental company.

Worldwide Credit Operations

The operating profit of the credit operations was $466 million in 2004, compared with $474 million in 2003.  Operating profit in 2004 was lower than in 2003 due primarily to higher administrative costs, partly related to a higher provision for performance bonuses in connection with the overall company profitability, and lower margins.  Partially offsetting these factors was a lower provision for credit losses, reflecting solid portfolio quality.  Total revenues of the credit operations decreased 4 percent in 2004, primarily reflecting lower rental income from operating leases related to the lower level of leases, and lower average finance rates.  The average balance of receivables and leases financed was 2 percent higher in 2004, compared with 2003.  A decrease in funding rates in 2004 resulted in a 3 percent decrease in interest expense, compared with 2003.  The credit operations’ ratio of earnings to fixed charges was 2.12 to 1 in 2004, compared to 2.07 to 1 in 2003.

Worldwide Other Operations

The company’s other operations, which consisted primarily of the health care operations, had an operating profit of $5 million in 2004, compared with $30 million in 2003.  The decrease was primarily due to increased medical claims costs and a higher performance bonus provision related to overall company profitability.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s Equipment Operations, Financial Services operations and the consolidated totals.

EQUIPMENT OPERATIONS

The company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers.  The Equipment Operations sell most of their trade receivables to the company’s credit operations.  As a result, the seasonal variations in financing requirements of the Equipment Operations have decreased.  To the extent necessary, funds provided from operations are supplemented by external financing sources.

Cash provided by operating activities during 2005 was $1,661 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses.  The operating cash flows, a decrease in receivables from Financial Services of $1,133 million, a decrease in cash and cash equivalents of $1,016 million, proceeds from maturities and sales of marketable securities of $1,016 million, and proceeds from the issuance of common stock of $154 million (which were the result of the exercise of stock options) were used primarily to purchase marketable securities of $3,175 million, repurchase common stock for $919 million, fund purchases of property and equipment of $467 million, pay dividends to stockholders of $290 million and acquire businesses for $170 million.

Over the last three years, operating activities have provided an aggregate of $4,248 million in cash.  In addition, proceeds from maturities and sales of marketable securities were $1,016 million, proceeds from the issuance of common stock were $579 million and the proceeds from sales of businesses were $163 million.  The aggregate amount of these cash flows was used mainly to purchase marketable securities of $3,175 million, fund purchases of property and equipment of $1,116 million, repurchase common stock for $1,112 million, pay dividends to stockholders of $747 million, increase receivables from Financial Services by $473 million, decrease borrowings by $433 million and acquire businesses for $373 million.  Cash and cash equivalents also decreased $1,306 million over the three-year period.

Trade receivables held by the Equipment Operations increased by $92 million during 2005.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see following consolidated discussion).

Inventories increased by $136 million in 2005.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to fiscal year cost of sales were 22 percent at October 31, 2005 and 2004.

Total interest-bearing debt of the Equipment Operations was $3,101 million at the end of 2005, compared with $3,040 million at the end of 2004 and $3,304 million at the end of 2003.  The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2005, 2004 and 2003 was 31 percent, 32 percent and 45 percent, respectively.

During 2005, the Equipment Operations retired $77 million of long-term borrowings.

Capital expenditures for the Equipment Operations in 2006 are estimated to be approximately $580 million.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes through secured financings or sales, and equity capital.

Cash flows from the company’s Financial Services operating activities were $585 million in 2005.  Cash provided by financing activities totaled $2,770 million in 2005, representing primarily a $2,372 million increase in long-term borrowings and a $1,718 million increase in short-term borrowings, partially offset by a $1,177 million decrease in borrowings from the Equipment Operations and the payment of $167 million of dividends to Deere & Company.  The cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash used by investing activities totaled $3,310 million in 2005, primarily due to receivable and lease acquisitions exceeding collections and sales of equipment on operating leases by $3,302 million.  Cash and cash equivalents also increased $48 million.

Over the last three years, the Financial Services operating activities have provided $1,933 million in cash.  In addition, an increase in borrowings of $4,485 million, the sale of receivables of $4,407 million and the sale of equipment on operating leases of $1,352 million have provided cash inflows.  These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $11,202 million, and the payment of dividends to Deere & Company of $859 million.  Cash and cash equivalents also increased $138 million over the three-year period.

Receivables and leases increased by $3,057 million in 2005, compared with 2004.  Acquisition volumes of receivables and leases increased 9 percent in 2005, compared with 2004.  The volumes of wholesale notes, leases, trade receivables, retail notes and revolving charge accounts increased approximately 23 percent, 16 percent, 11 percent, 5 percent and 5 percent, respectively.  The credit operations had proceeds from sales of receivables of $133 million during 2005, compared with $2,334 million in 2004 (see Note 10).  At October 31, 2005 and 2004, net receivables and leases administered, which include receivables previously sold but still administered, were $20,298 million and $18,620 million, respectively.

Trade receivables held by the credit operations decreased by $144 million in 2005.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see following consolidated discussion).

Total external interest-bearing debt of the credit operations was $15,522 million at the end of 2005, which included $1,474 million of secured borrowings, compared with $11,508 million at the end of 2004 and $11,447 million at the end of 2003.  Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 7.2 to 1 at the end of 2005, 6.4 to 1 at the end of 2004 and 5.6 to 1 at the end of 2003.  The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.5 to 1 at October 31, 2005.

The credit operations utilize a revolving bank conduit facility, special purpose entity (SPE), to securitize floating rate retail notes.  This facility has the capacity, or “purchase limit, “of up to $2 billion in secured financings or sales outstanding at any time.  Multiple bank conduits participate in this facility, which has no final maturity date.  Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis.  If this facility is not renewed, the credit operations would liquidate the securitizations as the retail notes are collected.  At October 31, 2005 $1,755 million was outstanding under the facility of which $695 million was recorded on the balance sheet (see Note 10).

During 2005, the credit operations issued $3,805 million and retired $1,433 million of long-term borrowings, which were primarily medium-term notes.

Capital expenditures for Financial Services in 2006 are estimated to be approximately $290 million, primarily related to the company’s wind energy entities (see Note 1).

CONSOLIDATED

Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes through secured financings or sales, and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the company, the company expects to have sufficient sources of liquidity to meet its funding needs.  The company’s worldwide commercial paper outstanding at October 31, 2005 and 2004 was approximately $2.2 billion and $1.9 billion, respectively, while the total cash and cash equivalents position was $2.3 billion and $3.2 billion, respectively.  The company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

The company also has access to bank lines of credit with various U.S. and foreign banks.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation.  Worldwide lines of credit totaled $2,594 million at October 31, 2005, $272 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at October 31, 2005 were long-term credit facility agreements of $1,250 million, expiring in February 2009, and $625 million, expiring in February 2010, for a total of $1,875 million long-term.

The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  At October 31, 2005, the ratio was 31 percent.  Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2005 was $5,208 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $9,673 million at October 31, 2005.

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

Marketable securities increased by $2,203 million during 2005.  This is primarily due to the Equipment Operations investing a portion of their cash and cash equivalents into marketable securities in 2005.  The Equipment Operations marketable securities are in addition to those held by the Financial Services operations.

Trade accounts and notes receivable primarily arise from sales of goods to dealers.  Trade receivables decreased by $89 million in 2005.  The ratios of trade accounts and notes receivable at October 31 to fiscal year net sales were 16 percent in 2005, compared with 18 percent in 2004.  Total worldwide agricultural equipment trade receivables decreased $64 million, commercial and consumer equipment receivables decreased $92 million and construction and forestry receivables increased $67 million.  The collection period for trade receivables averages less than 12 months.  The percentage of trade receivables outstanding for a period exceeding 12 months was 2 percent at October 31, 2005 and 2004.

Stockholders’ equity was $6,852 million at October 31, 2005, compared with $6,393 million at October 31, 2004.  The increase of $459 million resulted primarily from net income of $1,447 million, partially offset by an increase in treasury stock of $703 million and dividends declared of $293 million.

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations have periodically securitized and sold retail notes to special purpose entities (SPEs) in securitizations of retail notes.  The credit operations used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors.  The use of the SPEs enabled these operations to access the highly liquid and efficient securitization markets for the sales of these types of financial assets.  The amounts of funding the company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization.  The company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $151 million and the total assets held by the SPEs related to these securitizations were $1,923 million at October 31, 2005.

At October 31, 2005, the company had guaranteed approximately $40 million of residual values for two operating leases related to an administrative office and a manufacturing building.  The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.  The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued losses of $10 million related to these agreements at October 31, 2005.  The leases have terms expiring in 2006 and 2007.

At October 31, 2005, the company had approximately $145 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment.  The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At October 31, 2005, the company had accrued losses of approximately $2 million under these agreements.  The maximum remaining term of the receivables guaranteed at October 31, 2005 was approximately eight years.

The company’s credit operations offer crop insurance products through a managing general agency agreement (MGA) with an insurance company.  The credit operations have guaranteed certain obligations under the MGA, including the obligation to pay the insurance company for any uncollected premiums.  At October 31, 2005, the maximum exposure for uncollected premiums was approximately $14 million.  Substantially all of the insurance risk under the MGA has been mitigated by public (U.S. Department of Agriculture) and private reinsurance.  In the event of a complete crop failure on every policy and the default of all the public and private reinsurance, the company would be required to reimburse the insurance company approximately $633 million at October 31, 2005.  The company believes the likelihood of this event is extremely remote.  At October 31, 2005, the company’s accrued probable losses are approximately $.1 million under this agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

Most of the company’s contractual obligations to make payments to third parties are debt obligations.  In addition, the company has off-balance-sheet obligations for purchases of raw materials, services and property and equipment along with agreements for future lease payments.  The payment schedule for these contractual obligations in millions of dollars is as follows:

		Less				More
		than		1-3	3-5	than
	Total	1 year		years	years	5 years
Debt*
Equipment Operations	$3,058	$676		$9	$522	$1,851
Financial Services	15,471	6,199	**	5,239	1,874	2,159
Total	18,529	6,875		5,248	2,396	4,010
Purchase obligations	2,567	2,546		12	8	1
Operating leases	358	93		132	59	74
Capital leases	20	12		2	2	4

Contractual obligations	$21,474	$9,526		$5,394	$2,465	$4,089

*                 Principal payments.

**          See Note 16.

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

The sales incentive accruals at October 31, 2005, 2004 and 2003 were $592 million, $540 million and $444 million, respectively.  The increases in 2005 and 2004 were primarily due to the increases in sales.

The estimation of the sales incentive accrual is impacted by many assumptions.  One of the key assumptions is the historical percentage of sales incentive costs to settlements from dealers.  Over the last five fiscal years, this percent has varied by approximately plus or minus .5 percent, compared to the average sales incentive costs to settlements percentage during that period.  Holding other assumptions constant, if this cost experience percentage were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2005 would increase or decrease by approximately $25 million.

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

The product warranty accruals at October 31, 2005, 2004 and 2003 were $535 million, $458 million and $389 million, respectively.  The increases in 2005 and 2004 were primarily due to the increases in sales volume and special warranty programs.

Estimates used to determine the product warranty accruals are significantly affected by the historical percentage of warranty claims costs to sales.  Over the last five fiscal years, this loss experience percent has varied by approximately plus or minus .2 percent, compared to the average warranty costs to sales percentage during that period.  Holding other assumptions constant, if this estimated cost experience percentage were to increase or decrease .2 percent, the warranty accrual at October 31, 2005 would increase or decrease by approximately $55 million.

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

The pension net assets (liabilities) recognized on the balance sheet at October 31, 2005, 2004 and 2003 were $1,986 million, $1,894 million and $(1,419) million, respectively.  The OPEB liabilities on these dates were $2,455 million, $2,623 million and $2,385 million, respectively.  The increase in the pension net assets and decrease in the OPEB liability during 2005 were primarily related to voluntary company contributions to plan assets.  The change from a pension liability to a pension asset during 2004 was primarily due to the elimination of certain minimum pension liabilities as a result of voluntary company contributions and the return on plan assets during 2004.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2005	2006
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(384)/422	$(29)/30
Expected return on assets	+/-.5		(38)/38
OPEB
Discount rate**	+/-.5	(322)/342	(45)/50
Expected return on assets	+/-.5		(7)/7
Health care cost trend rate**	+/-1.0	647/(570)	144/(126)

*                 Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

**          Pretax impact on service cost, interest cost and amortization of gains or losses.

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

The total allowance for credit losses at October 31, 2005, 2004 and 2003 was $194 million, $201 million and $207 million, respectively.  The decreases in 2005 and 2004 were primarily due to improved credit quality and delinquency trends.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment.  The historical loss experience on the receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses.  Over the last five fiscal years, the average loss experience has fluctuated between 2 basis points and 15 basis points in any given fiscal year over the applicable prior period.  Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the receivable portfolios would result in an increase or decrease of approximately $9 million to the allowance for credit losses at October 31, 2005.

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

The total operating lease residual values at October 31, 2005, 2004 and 2003 were $812 million, $803 million and $913 million, respectively.  The changes in 2005 and 2004 were primarily due to the changes in the level of operating leases.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates.  The models calculate the effect of adjusting interest rates as follows.  Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio.  Cash flows for marketable securities are primarily discounted at the treasury yield curve.  Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers.  Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers.  Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates.  The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2005 and 2004 would have been approximately $39 million and $42 million, respectively.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures.  Worldwide foreign currency exposures are reviewed quarterly.  Based on the Equipment Operations anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2006 would decrease the 2006 expected net cash inflows by $48 million.  At last year end, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $18 million adverse effect on the 2005 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio.  As a result, a hypothetical 10 percent adverse change in the value of the
U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2005, 2004 and 2003

(In millions of dollars and shares except per share amounts)

	2005	2004	2003
Net Sales and Revenues
Net sales	$19,401.4	$17,673.0	$13,349.1
Finance and interest income	1,439.5	1,195.7	1,275.6
Health care premiums and fees	724.9	766.2	664.5
Other income	364.7	351.2	245.4
Total	21,930.5	19,986.1	15,534.6

Costs and Expenses
Cost of sales	15,163.4	13,567.5	10,752.7
Research and development expenses	677.3	611.6	577.3
Selling, administrative and general expenses	2,218.6	2,117.4	1,744.2
Interest expense	761.0	592.1	628.5
Health care claims and costs	573.9	650.3	536.1
Other operating expenses	380.5	333.5	324.5
Total	19,774.7	17,872.4	14,563.3

Income of Consolidated Group before Income Taxes	2,155.8	2,113.7	971.3
Provision for income taxes	715.1	708.5	336.9
Income of Consolidated Group	1,440.7	1,405.2	634.4

Equity in Income of Unconsolidated Affiliates
Credit	.6	.6	.2
Other	5.5	.3	8.5
Total	6.1	.9	8.7

Net Income	$1,446.8	$1,406.1	$643.1

Per Share Data
Net income – basic	$5.95	$5.69	$2.68
Net income – diluted	$5.87	$5.56	$2.64
Dividends declared	$1.21	$1.06	$.88

Average Shares Outstanding
Basic	243.3	247.2	240.2
Diluted	246.4	253.1	243.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2005 and 2004

(In millions of dollars except per share amounts)

	2005	2004
ASSETS
Cash and cash equivalents	$2,258.2	$3,181.1
Marketable securities	2,449.7	246.7
Receivables from unconsolidated affiliates	18.4	17.6
Trade accounts and notes receivable - net	3,117.8	3,206.9
Financing receivables - net	12,869.4	11,232.6
Restricted financing receivables - net	1,457.9
Other receivables	561.1	663.0
Equipment on operating leases - net	1,335.6	1,296.9
Inventories	2,134.9	1,999.1
Property and equipment - net	2,364.8	2,161.6
Investments in unconsolidated affiliates	106.7	106.9
Goodwill	1,088.5	973.6
Other intangible assets - net	18.3	21.7
Prepaid pension costs	2,662.7	2,493.1
Other assets	430.9	515.4
Deferred income taxes	628.1	528.1
Deferred charges	133.8	109.7

Total Assets	$33,636.8	$28,754.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$6,883.8	$3,457.5
Payables to unconsolidated affiliates	140.8	142.3
Accounts payable and accrued expenses	4,384.2	3,973.6
Health care claims and reserves	128.4	135.9
Accrued taxes	214.3	179.2
Deferred income taxes	62.7	62.6
Long-term borrowings	11,738.8	11,090.4
Retirement benefit accruals and other liabilities	3,232.3	3,319.7
Total liabilities	26,785.3	22,361.2

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 600,000,000 shares; issued – 268,215,602 shares in 2005 and 2004), at stated value	2,081.7	2,043.5
Common stock in treasury, 31,343,892 shares in 2005 and 21,356,458 shares in 2004, at cost	(1,743.5)	(1,040.4)
Unamortized restricted stock compensation	(16.4)	(12.7)
Retained earnings	6,556.1	5,445.1
Total	6,877.9	6,435.5
Minimum pension liability adjustment	(108.9)	(57.2)
Cumulative translation adjustment	70.6	9.1
Unrealized gain (loss) on derivatives	6.2	(6.4)
Unrealized gain on investments	5.7	11.8
Accumulated other comprehensive income (loss)	(26.4)	(42.7)
Total stockholders’ equity	6,851.5	6,392.8

Total Liabilities and Stockholders’ Equity	$33,636.8	$28,754.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2005, 2004 and 2003

(In millions of dollars)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$1,446.8	$1,406.1	$643.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	26.1	51.4	106.8
Provision for depreciation and amortization	636.5	621.0	631.4
Undistributed earnings of unconsolidated affiliates	(4.1)	20.7	(5.5)
Provision (credit) for deferred income taxes	(49.3)	385.0	33.1
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(468.6)	(863.7)	497.9
Inventories	(324.1)	(501.3)	(72.8)
Accounts payable and accrued expenses	336.9	872.7	(184.9)
Retirement benefit accruals/prepaid pension costs	(312.0)	(1,245.7)	(175.9)
Other	(71.6)	(250.1)	163.3
Net cash provided by operating activities	1,216.6	496.1	1,636.5

Cash Flows from Investing Activities
Collections of receivables	8,076.5	7,611.6	6,844.0
Proceeds from sales of financing receivables	55.2	2,206.8	1,704.0
Proceeds from maturities and sales of marketable securities	1,065.0	66.7	76.4
Proceeds from sales of equipment on operating leases	399.1	444.4	514.5
Proceeds from sales of businesses	50.0	90.6	22.5
Cost of receivables acquired	(10,488.8)	(10,493.5)	(9,421.8)
Purchases of marketable securities	(3,276.3)	(79.6)	(118.2)
Purchases of property and equipment	(512.6)	(363.8)	(309.6)
Cost of operating leases acquired	(342.0)	(290.6)	(258.9)
Acquisitions of businesses, net of cash acquired	(169.7)	(192.9)	(10.6)
Increase in receivables from unconsolidated affiliates		(68.7)	(6.8)
Other	(29.6)	(.1)	(32.4)
Net cash used for investing activities	(5,173.2)	(1,069.1)	(996.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,814.3	(356.0)	126.9
Proceeds from long-term borrowings	3,805.4	2,189.5	3,312.9
Principal payments on long-term borrowings	(1,509.7)	(2,312.7)	(2,542.7)
Proceeds from issuance of common stock	153.6	250.8	174.5
Repurchases of common stock	(918.9)	(193.1)	(.4)
Dividends paid	(289.7)	(246.6)	(210.5)
Other	(1.9)	(.4)	(1.8)
Net cash provided by (used for) financing activities	3,053.1	(668.5)	858.9

Effect of Exchange Rate Changes on Cash	(19.4)	38.1	71.1

Net Increase (Decrease) in Cash and Cash Equivalents	(922.9)	(1,203.4)	1,569.6
Cash and Cash Equivalents at Beginning of Year	3,181.1	4,384.5	2,814.9
Cash and Cash Equivalents at End of Year	$2,258.2	$3,181.1	$4,384.5

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2003, 2004 and 2005

(In millions of dollars)

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock	Retained Earnings	Other Comprehensive Income (Loss)

Balance October 31, 2002	$3,163.2	$1,957.0	$(1,322.2)	$(17.8)	$3,912.6	$(1,366.4)
Comprehensive income (loss)
Net income	643.1				643.1
Other comprehensive income (loss)
Minimum pension liability adjustment	(45.9)					(45.9)
Cumulative translation adjustment	213.9					213.9
Unrealized gain on derivatives	24.6					24.6
Unrealized gain on investments	5.8					5.8
Total comprehensive income	841.5
Repurchases of common stock	(.4)		(.4)
Treasury shares reissued	181.2		181.2
Dividends declared	(211.2)				(211.2)
Other stockholder transactions	27.8	30.8		12.0	(15.0)
Balance October 31, 2003	4,002.1	1,987.8	(1,141.4)	(5.8)	4,329.5	(1,168.0)
Comprehensive income
Net income	1,406.1				1,406.1
Other comprehensive income
Minimum pension liability adjustment	1,020.8					1,020.8
Cumulative translation adjustment	88.3					88.3
Unrealized gain on derivatives	16.0					16.0
Unrealized gain on investments	.2					.2
Total comprehensive income	2,531.4
Repurchases of common stock	(193.1)		(193.1)
Treasury shares reissued	294.1		294.1
Dividends declared	(262.2)				(262.2)
Other stockholder transactions	20.5	55.7		(6.9)	(28.3)
Balance October 31, 2004	6,392.8	2,043.5	(1,040.4)	(12.7)	5,445.1	(42.7)
Comprehensive income
Net income	1,446.8				1,446.8
Other comprehensive income (loss)
Minimum pension liability adjustment	(51.7)					(51.7)
Cumulative translation adjustment	61.5					61.5
Unrealized gain on derivatives	12.6					12.6
Unrealized loss on investments	(6.1)					(6.1)
Total comprehensive income	1,463.1
Repurchases of common stock	(918.9)		(918.9)
Treasury shares reissued	215.8		215.8
Dividends declared	(293.2)				(293.2)
Other stockholder transactions	(8.1)	38.2		(3.7)	(42.6)
Balance October 31, 2005	$6,851.5	$2,081.7	$(1,743.5)	$(16.4)	$6,556.1	$(26.4)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2005 include undistributed earnings of the unconsolidated affiliates of $10 million. Dividends from unconsolidated affiliates were $2 million in 2005, $22 million in 2004 and $3 million in 2003 (see Note 6).

Certain special purpose entities (SPEs) related to the securitization of financing receivables for secured borrowings, which are also variable interest entities (VIEs), are consolidated since the company is the primary beneficiary for these VIEs. Certain other SPEs related to the securitization and sale of financing receivables, which are also VIEs, are not consolidated since the company does not control these entities, and they either meet the requirements of qualified special purpose entities, or the company is not the primary beneficiary.  In addition, the specified assets in these unconsolidated VIEs related to securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation (see Note 10).

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

Financial Services — Includes the company’s credit, health care and certain miscellaneous service operations.

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

Revenue Recognition

Sales of equipment and service parts to dealers are recorded when title and all risk of ownership are transferred to the independent dealer based on the agreement in effect with the dealer.  In the U.S. and most international locations, this transfer occurs primarily when goods are shipped to the dealer.  In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer.  Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods.  In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment.  Service parts returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Financing revenue is recorded over the lives of the related receivables using the interest method.  Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method.  Income from operating leases is recognized on a straight-line basis over the scheduled lease terms.  Health care premiums and fees are recognized as earned over the terms of the policies or contracts.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 10).  For securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows.  Changes in these fair values are recorded after-tax in other comprehensive income, which is part of stockholders’ equity.  Other-than-temporary impairments are recorded in net income.  For securitizations that qualify as collateral for secured borrowings, no gains or losses are recognized at the time of securitization.  These receivables remain on the balance sheet and are classified as “Restricted financing receivables - net.” The company recognizes finance income over the lives of these receivables using the interest method.

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred.  This expense was $157 million in 2005, $151 million in 2004 and $144 million in 2003.

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

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses and doubtful accounts, and any deferred fees or costs on originated financing receivables.  Allowances for credit losses and doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions and credit risk quality.

Impairment of Long-Lived Assets and Goodwill

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. Goodwill is also reviewed for impairment by reporting unit annually.  If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset.

Derivative Financial Instruments

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

All derivatives are recorded at fair value on the balance sheet.  Each derivative is designated as either a cash flow hedge or a fair value hedge, or remains undesignated.  Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement.  Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income and offset to the extent the hedge was effective by the fair value changes in the hedged item.  Changes in the fair value of undesignated hedges are recognized currently in the income statement.  All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy.  Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness.  If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated the hedge accounting discussed above is discontinued and any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 25 for further information).

Health Care Claims and Reserves

Health care claims and reserves include liabilities for unpaid claims based on estimated costs of settling the claims using past experience adjusted for current trends.

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies.  The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income.  The total foreign exchange pretax net loss for 2005, 2004 and 2003 was $7 million, $26 million and $6 million, respectively.

New Accounting Standard Adopted

In 2005, the company adopted Financial Accounting Standards Board (FASB) Statement No.153, Exchanges of Nonmonetary Assets an amendment of Accounting Principles Board (APB) Opinion No.29.  This Statement eliminated the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaced it with an exception for nonmonetary exchanges that do not have commercial substance.  Commercial substance is defined as a transaction that is expected to significantly change future cash flows as a result of the exchange.  The effect of the adoption did not have a material effect on the company’s financial position or net income.

New Accounting Standards to be Adopted

In December 2004, the FASB issued Statement No.123 (revised 2004), Share-Based Payment.  This Statement eliminated the alternative of accounting for share-based compensation under APB Opinion No.25.  The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  The effective date for the company is the beginning of fiscal year 2006.  The expected impact of the adoption on the company’s net income in fiscal year 2006 will be an expense of approximately $50 million after-tax.

In November 2004, the FASB issued Statement No.151, Inventory Costs an amendment of ARB No.43, Chapter 4.  This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The effective date is the beginning of fiscal year 2006.  In May 2005, the FASB issued Statement No.154, Accounting Changes and Error Corrections a replacement of APB Opinion No.20 and FASB Statement No.3.  This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed.  The effective date is the beginning of fiscal year 2007.  The adoption of these

Statements is not expected to have a material effect on the Company’s financial position or net income.

Stock-Based Compensation

In 2005 and prior years, the company used the intrinsic value method of accounting for its plans in accordance with APB Opinion No.25.  No compensation expense for stock options was recognized under this method since the options’ exercise prices were not less than the market prices of the stock at the dates the options were awarded (see Note 22).  The stock-based compensation expense recognized in earnings relates to restricted stock awards.  For disclosure purposes under FASB Statement No.123, Accounting for Stock-Based Compensation, a binomial lattice options pricing model was used in 2005 to calculate the “fair values” of stock options, replacing the Black-Scholes model that was used in 2004 and 2003.  The company believes the binomial lattice option pricing model provides a better estimate of the option’s fair value.  Based on these models, the weighted-average fair values of stock options awarded during 2005, 2004 and 2003 were $19.97, $12.40 and $9.55 per option, respectively.  For the pro-forma disclosure information, the compensation cost of the stock options that vest from one to three years was recognized on a straight-line basis over the three-year vesting period.

Pro forma net income and net income per share, as if the fair value method in FASB Statement No.123 had been used for stock-based compensation, and the assumptions used were as follows with dollars in millions except per share amounts:

	2005	2004	2003
Net income as reported	$1,447	$1,406	$643
Add:
Stock-based employee compensation costs, net of tax, included in net income	9	5	3
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(40)	(31)	(32)
Pro forma net income	$1,416	$1,380	$614

Net income per share:
As reported – basic	$5.95	$5.69	$2.68
Pro forma – basic	$5.82	$5.58	$2.56
As reported – diluted	$5.87	$5.56	$2.64
Pro forma – diluted	$5.77	$5.47	$2.53
Assumptions*
Risk-free interest rate	3.8%	2.6%	2.4%
Dividend yield	1.6%	1.4%	1.9%
Stock volatility	26.4%	27.8%	29.8%
Expected option life in years	7.5	3.2	3.4

* Weighted-averages

Acquisitions

In June 2005, the company acquired United Green Mark, Inc., an entity engaged in the wholesale distribution of irrigation, nursery, lighting and landscape material, mainly in California.  The cost of the acquisition was approximately $118 million, including approximately $91 million of goodwill.  The preliminary values assigned to major assets and liabilities related to this acquisition in addition to goodwill were approximately $29 million for trade receivables, $20 million for inventories, $4 million for other assets and $26 million for liabilities.  This entity is included in the commercial and consumer equipment operations.

In September 2005, the company acquired an additional 48 percent ownership interest in John Deere Equipment Private Ltd., a tractor manufacturer located in India.  This acquisition increases the company’s ownership percentage to 98 percent.  The cost of the acquisition was $48 million, which includes goodwill of approximately $44 million.  The preliminary values assigned to major assets and liabilities related to this acquisition in addition to goodwill were approximately $10 million for trade receivables, $11 million for inventories, $18 million for property and equipment, $12 million for other assets, $18 million for accounts payable and accrued expenses, and $29 million for borrowings.  This entity is included in the agricultural equipment operations.

During 2005, the company made investments in the ownership of certain wind energy entities and created a business unit to provide project development, debt financing and other services to those interested in harvesting the wind.  The aggregate amount of these investments was not material.  This business unit is included in the credit operations.

The goodwill generated in all these acquisitions were the result of the future cash flows and related fair values of the entities acquired exceeding the fair values of the entities identifiable assets and liabilities.  Certain long-lived assets are still being evaluated.  The results of these operations have been included in the company’s financial statements since the date of the acquisition.  The pro forma results of operations as if the acquisitions had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

2.  CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with original maturities of three months or less to be cash equivalents.  Substantially all of the company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

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

The company had non-cash operating and investing activities not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $256 million,$208 million and $157 million in 2005, 2004 and 2003, respectively.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2005	2004	2003

Interest:
Equipment Operations*	$377	$357	$354
Financial Services	576	395	416
Intercompany eliminations*	(281)	(241)	(226)
Consolidated	$672	$511	$544

Income taxes:
Equipment Operations	$516	$395	$74
Financial Services	214	167	152
Intercompany eliminations	(183)	(138)	(142)
Consolidated	$547	$424	$84

* Includes interest compensation to Financial Services for financing trade receivables.

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

The worldwide components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2005	2004	2003
Pensions
Service cost	$144	$130	$111
Interest cost	452	454	450
Expected return on plan assets	(684)	(619)	(558)
Amortization of actuarial loss	96	49	40
Amortization of prior service cost	43	41	40
Special early-retirement benefits		3

Net cost	$51	$58	$83

Weighted-average assumptions
Discount rates	5.5%	6.0%	6.7%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	8.5%	8.5%	8.5%

The worldwide components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2005	2004	2003
Health care and life insurance
Service cost	$83	$99	$88
Interest cost	299	314	287
Expected returns on plan assets	(60)	(52)	(39)
Amortization of actuarial loss	297	304	176
Amortization of prior service cost	(132)	(129)	(2)
Special early-retirement benefits		2

Net cost	$487	$538	$510

Weighted-average assumptions
Discount rates	5.5%	6.1%	6.8%
Expected long-term rates of return	8.5%	8.5%	8.5%

A worldwide reconciliation of the funded status of the benefit plans and the assumptions related to the obligations at October 3l in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2005	2004	2005	2004
Change in benefit obligations
Beginning of year balance	$(8,403)	$(7,790)	$(5,690)	$(5,408)
Service cost	(144)	(130)	(83)	(99)
Interest cost	(452)	(454)	(299)	(314)
Actuarial gain (loss)	(19)	(474)	578	(209)
Amendments	(13)	(3)	12	92
Benefits paid	530	516	262	260
Special early-retirement benefits		(3)		(2)
Foreign exchange and other	19	(65)	(8)	(10)
End of year balance	(8,482)	(8,403)	(5,228)	(5,690)
Change in plan assets (fair value)
Beginning of year balance	7,635	5,987	686	577
Actual return on plan assets	966	594	91	60
Employer contribution	202	1,548	657	304
Benefits paid	(530)	(516)	(262)	(260)
Foreign exchange and other	11	22	5	5
End of year balance	8,284	7,635	1,177	686
Plan obligation more than plan assets	(198)	(768)	(4,051)	(5,004)
Unrecognized actuarial loss	2,186	2,551	1,862	2,768
Unrecognized prior service (credit) cost	187	217	(266)	(387)
Net amount recognized	2,175	2,000	(2,455)	(2,623)
Minimum pension liability adjustment	(189)	(106)
Net asset (liability) recognized	$1,986	$1,894	$(2,455)	$(2,623)

Amounts recognized in balance sheet
Prepaid benefit cost	$2,663	$2,493
Accrued benefit liability	(677)	(599)	$(2,455)	$(2,623)
Intangible asset	15	18
Accumulated pretax charge to other comprehensive income	174	88
Net amount recognized	$2,175	$2,000	$(2,455)	$(2,623)

Weighted-average assumptions
Discount rates	5.7%	5.5%	6.0%	5.5%
Rate of compensation increase	3.8%	3.9%

The total accumulated benefit obligations for all pension plans at October 31, 2005 and 2004 was $8,037 million and $7,954 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $831 million and $160 million, respectively, at October 31, 2005 and $732 million and $141 million, respectively, at October 31, 2004.  The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $947 million and $204 million, respectively, at October 31, 2005 and $4,725 million and $3,773 million, respectively, at October 31, 2004.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars.

	Pensions	Health Care and Life Insurance	Health Care Subsidy Receipts*
2006	$546	$275	$11
2007	550	287	14
2008	562	301	15
2009	559	313	17
2010	566	327	18
2011 to 2015	3,081	1,813	109

* Medicare Part D subsidy.

The company expects to contribute approximately $160 million to its pension plans and approximately $800 million to its health care and life insurance plans in 2006, which include direct benefit payments on unfunded plans.  These expected contributions also include voluntary contributions to the U.S. pension plans of approximately $115 million and the health care plans of approximately $760 million during 2006.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations at October 31, 2005 were assumed to be 8.0 percent for 2006 graded down evenly to 5.0 percent for 2009 and all future years.  The obligations at October 31, 2004 assumed 9.0 percent for 2005 graded down evenly to 5.0 percent for 2009.  An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2005 by $658 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $56 million.  A decrease of one percentage point would decrease the obligations by $579 million and the cost by $48 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2005 were based on the Hewitt Yield Curve (HYC), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans.  The HYC is a hypothetical double A yield curve represented by a series of annualized individual discount rates.  Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s.  Prior to using the HYC rates, the discount rate assumptions for the postretirement expenses in 2005, 2004 and 2003 and the obligations at October 31, 2004 were based on investment yields available on AA rated long-term corporate bonds.

The following is the percentage allocation for plan assets at October 31:

	Pensions		HealthCare
	2005	2004	2005*	2004
Equity securities	62%	56%	44%	56%
Debt securities	18	25	42	25
Real estate	3	4	2	4
Other	17	15	12	15

* Allocation affected by a contribution at year end temporarily held in debt securities.

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance.  Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly.  The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature.  On an on-going basis, the target allocations for pension assets are approximately 58 percent for equity securities, 17 percent for debt securities, 4 percent for real estate and 21 percent for other and for health care assets are approximately 54 percent for equity securities, 26 percent for debt securities, 3 percent for real estate and 17 percent for other.  The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

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

In 2005, the company created certain Voluntary Employees Beneficiary Association trusts (VEBAs) for the funding of postretirement health care benefits.  The future expected asset returns for these VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of short-term liquid securities.  These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the company’s pension plan trust.

See Note 23 for defined contribution plans related to employee investment and savings.

4.  INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2005	2004	2003
Current:
U.S.:
Federal	$446	$109	$96
State	33	5	4
Foreign	284	206	200
Total current	763	320	300
Deferred:
U.S.:
Federal	(32)	306	59
State	(18)	37	3
Foreign	2	46	(25)
Total deferred	(48)	389	37
Provision for income taxes	$715	$709	$337

Based upon location of the company’s operations, the consolidated income before income taxes in the U.S. in 2005, 2004 and 2003 was $1,275 million, $1,253 million and $428 million,

respectively, and in foreign countries was $881 million, $861 million and $543 million, respectively.  Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations.  The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2005	2004	2003
U.S. federal income tax provision at a statutory rate of 35 percent	$755	$740	$340
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	10	27	4
Taxes on foreign activities	(6)	(21)	(4)
Nondeductible costs and other-net	(44)	(37)	(3)
Provision for income taxes	$715	$709	$337

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law.  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  The deduction is 85 percent of certain foreign earnings that are repatriated.  During 2005, the company recognized a tax benefit of approximately $15 million, related to the repatriation of foreign earnings under the Act.

At October 31, 2005, accumulated earnings in certain subsidiaries outside the U.S. totaled $692 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes.  An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Postretirement benefit accruals	$997		$1,017
Prepaid pension costs		$860		$778
Accrual for sales allowances	324		304
Tax over book depreciation		231		263
Accrual for employee benefits	185		126
Deferred lease income		154		159
Tax loss and tax credit carryforwards	93		55
Allowance for credit losses	73		79
Minimum pension liability adjustment	65		30
Intercompany profit in inventory	37		36
Undistributed foreign earnings		37		44
Other items	157	59	123	60
Less valuation allowances	(25)		(1)

Deferred income tax assets and liabilities	$1,906	$1,341	$1,769	$1,304

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries.  These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2005, certain tax loss and tax credit carryforwards for $93 million were available with $58 million expiring from 2006 through 2023 and $35 million with an unlimited expiration date.

5.  OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2005	2004	2003
Other income
Gains from sales of receivables*	$5	$50	$54
Securitization and servicing fee income	48	58	55
Revenues from services	148	103	45
Investment income	38	12	11
Other**	126	128	80
Total	$365	$351	$245

Other operating expenses
Depreciation of equipment on operating leases	$237	$239	$273
Cost of services	96	55	20
Other	48	39	32
Total	$381	$333	$325

*      Includes securitization sales (none in 2005) and other sales of receivables.

**   Includes gain from the sale of a rental equipment company in 2004.

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

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2005	2004	2003
Sales	$1,983	$1,798	$1,929
Net income	14	2	23
Deere & Company’s equity in net income	6	1	9

Financial Position		2005	2004
Total assets		$817	$839
Total external borrowings		119	173
Total net assets		271	253
Deere & Company’s share of the net assets		107	107

7.  MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity.  Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Or Cost	Gains	Losses	Value
2005
Equity securities	$25	$5	$1	$29
U.S. government debt securities	402		3	399
Municipal debt securities	141			141
Corporate debt securities	895	1	4	892
Mortgage-backed debt securities	319		2	317
Asset backed securities	422		2	420
Other debt securities	252			252
Marketable securities	$2,456	$6	$12	$2,450

2004
Equity securities	$25	$3		$28
U.S.government debt securities	73	2	$1	74
Corporate debt securities	72	2		74
Mortgage-backed debt securities	70	1		71
Marketable securities	$240	$8	$1	$247

The contractual maturities of debt securities at October 31, 2005 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$584	$583
Due after one through five years	1,340	1,336
Due after five through 10 years	129	127
Due after 10 years	378	375
Debt securities	$2,431	$2,421

Actual maturities may differ from contractual maturities because some securities may be called or prepaid.  Proceeds from the sales of available-for-sale securities were $943 million in 2005, $34 million in 2004 and $20 million in 2003.  Realized gains and losses, unrealized gains and losses, and the increase (decrease) in the net unrealized gains or losses were not material in those years.  The unrealized losses that have been continuous for over twelve months were also not material.  The unrealized losses at October 31, 2005 and 2004 were primarily the result of an increase in interest rates affecting the fair value of certain debt securities.

8.  TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2005	2004
Trade accounts and notes:
Agricultural	$1,774	$1,838
Commercial and consumer	701	793
Construction and forestry	643	576
Trade accounts and notes receivable–net	$3,118	$3,207

At October 31, 2005 and 2004, dealer notes included in the previous table were $398 million and $411 million, and the allowance for doubtful trade receivables was $54 million and $56 million, respectively.

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

9.  FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2005		2004
	Unrestricted	Restricted	Unrestricted
Retail notes:
Equipment:
Agricultural	$6,730	$1,405	$5,713
Commercial and consumer	1,212		1,161
Construction and forestry	2,148	265	1,749
Recreational products	51		75
Total	10,141	1,670	8,698
Wholesale notes	1,238		941
Revolving charge accounts	1,598		1,513
Financing leases (direct and sales-type)	856		803
Operating loans	384		380
Total financing receivables	$14,217	$1,670	$12,335

(continued)

	2005		2004
	Unrestricted	Restricted	Unrestricted
Less:
Unearned finance income:
Equipment notes	$1,098	$204	$834
Recreational product notes	14		22
Financing leases	104		101
Total	1,216	204	957
Allowance for doubtful receivables	132	8	145
Financing receivables – net	$12,869	$1,458	$11,233

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

Financing receivables at October 31 related to the company’s sales of equipment (see Note 2) that were included in the table above were unrestricted and consisted of the following in millions of dollars:

	2005	2004
Retail notes*:
Equipment:
Agricultural	$970	$731
Commercial and consumer	74	68
Construction and forestry	553	378
Total	1,597	1,177
Wholesale notes	1,238	941
Sales-type leases	439	355
Total	3,274	2,473
Less:
Unearned finance income:
Equipment notes	196	128
Sales-type leases	46	39
Total	242	167
Financing receivables related to the company’s sales of equipment	$3,032	$2,306

*                 These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2005		2004
	Unrestricted	Restricted	Unrestricted
Due in months:
0 – 12	$6,741	$421	$5,939
13 – 24	2,845	403	2,486
25 – 36	2,140	360	1,822
37 – 48	1,409	300	1,131
49 – 60	837	164	729
Thereafter	245	22	228
Total	$14,217	$1,670	$12,335

The maximum terms for retail notes are generally seven years for agricultural equipment, seven years for commercial and consumer equipment and five years for construction and forestry equipment.  The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than 12 months.

At October 31, 2005 and 2004, the unpaid balances of receivables previously sold by the credit operations were $2,019 million and $3,398 million, respectively.  The receivables sold are collateralized by security interests in the related equipment sold to customers.  At October 31, 2005 and 2004, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $16,346 million and $14,631million, respectively.

Generally when financing receivables become approximately 120 days delinquent, accrual of finance income is suspended and the estimated uncollectible amount is written off to the allowance for credit losses.  Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed.  Investments in financing receivables on non-accrual status at October 31, 2005 and 2004 were $74 million and $65 million, respectively.

Total financing receivable amounts 60 days or more past due were $34 million at October 31, 2005, compared with $41 million at October 31, 2004.  These past-due amounts represented .24 percent of the receivables financed at October 31, 2005 and .36 percent at October 31, 2004.  The allowance for doubtful financing receivables represented .97 percent and 1.28 percent of financing receivables outstanding at October 31, 2005 and 2004, respectively.  In addition, at October 31, 2005 and 2004, the company’s credit operations had $184 million of deposits withheld from dealers and merchants available for potential credit losses.  An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2005	2004	2003
Balance, beginning of the year	$145	$149	$136
Provision charged to operations	19	43	84
Amounts written off	(28)	(37)	(56)
Other changes related to transfers for retail note sales and translation adjustments	4	(10)	(15)
Balance, end of the year	$140	$145	$149

10.  SECURITIZATION OF FINANCING RECEIVABLES

Secured Borrowings

Beginning in 2005, the credit operations’ new securitizations of financing receivables (retail notes) held by special purpose entities (SPEs) met the criteria for secured borrowings rather than sales of receivables under FASB Statement No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are classified as “Restricted financing receivables - net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table.  In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2.0 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $42 million as of October 31, 2005.  A portion of the previous transfers of retail notes to this facility qualified as sales of receivables.  As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold, discussed below.  The company recognizes finance income on these restricted retail notes using the interest method and provides for credit losses incurred over the lives of the retail notes in the allowance for credit losses.

The total components of consolidated restricted assets related to securitization borrowings at October 31 were as follows in millions of dollars:

2005
Restricted financing receivables	$1,466
Allowance for credit losses	(8)
Other assets	69
Total restricted securitized assets	$1,527

The components of consolidated secured liabilities related to securitizations at October 31 were as follows in millions of dollars:

2005
Short-term borrowings	$1,474
Accrued interest on borrowings	2
Total liabilities related to restricted securitized assets	$1,476

A portion of the restricted retail notes totaling $816 million on the balance sheet were transferred to SPEs that are not consolidated since the company is not the primary beneficiary, however, the transfers qualified as secured financings rather than as sales.  The borrowings related to these restricted retail notes included above are the obligations to these SPEs that are payable as the retail notes are liquidated.  The remaining restricted retail notes totaling $650 million were transferred to a SPE that has been consolidated since the company is the primary beneficiary.  This SPE is not a qualified SPE under FASB Statement No.140 and, therefore, not exempt from consolidation.  These restricted retail notes are the primary assets of the consolidated SPE.  The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated.  SPEs utilized in securitizations of retail notes differ from other entities included in the company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, John Deere Capital Corporation (Capital Corporation), which is included in the company’s credit operations, has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities from the Capital Corporation.  Use of the assets held by the SPEs are restricted by terms of the governing documents.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above.  At October 31, 2005, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

Sales of Receivables

Prior to 2005 the company periodically sold receivables to special purpose entities (SPEs) in securitizations of retail notes.  It retains interest-only strips, servicing rights, and in some cases, reserve accounts and subordinated certificates, all of which are retained interests in the securitized receivables.  The retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet.  Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer.  The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below.  The company retains the rights to certain future cash flows and in the U.S. transactions receives annual servicing fees approximating 1 percent of the outstanding balance.  No significant balances for servicing assets or liabilities exist because the benefits received for servicing are offset by the costs of providing the servicing.  The company’s maximum exposure under recourse provisions related to securitizations at October 31, 2005 and 2004 was $151 million and $218 million, respectively.  The recourse provisions include the fair value of the retained interests and all other recourse obligations contractually specified in the securitization agreements.  The company does not record the other recourse obligations as liabilities as they are contingent liabilities that are remote at this time.  Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due.  The company’s retained interests are subordinate to investors’ interests, and their values are subject to certain key assumptions as shown below.  The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2005 and 2004 were $1,923 million and $3,441 million, respectively.

Pretax gains in millions of dollars on securitized retail notes sold (none in 2005) and key assumptions used to initially determine the fair value of the retained interests were as follows:

	2004	2003
Pretax gains	$48	$50
Weighted-average maturities in months	20	21
Average annual prepayment rates	20%	19%
Average expected annual credit losses	.38%	.42%
Discount rates on retained interests and subordinate tranches	13%	13%

Cash flows received from securitization trusts for retail notes sold in millions of dollars were as follows:

	2005	2004	2003
Proceeds from new securitizations		$2,269	$1,891
Servicing fees received	$22	30	24
Other cash flows received	46	66	49

Components of retained interests in securitized retail notes sold at October 31 in millions of dollars follow:

	2005	2004
Interest only strips	$51	$70
Reserve accounts held for benefit of securitization entities	69	43
Subordinated certificates	7	16
Retained interests	$127	$129

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2005	2004
Securitized retail notes sold
Carrying amount/fair value of retained interests	$127	$129
Weighted-average life (in months)	14	16
Prepayment speed assumption (annual rate)	19%	20%
Impact on fair value of 10% adverse change	$.7	$1.8
Impact on fair value of 20% adverse change	$1.3	$3.6
Expected credit losses (annual rate)	.48%	.40%
Impact on fair value of 10% adverse change	$.9	$2.0
Impact on fair value of 20% adverse change	$1.8	$4.0
Residual cash flows discount rate (annual)	10%	13%
Impact on fair value of 10% adverse change	$2.6	$3.6
Impact on fair value of 20% adverse change	$5.0	$7.1

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

Principal balances of owned, securitized retail notes sold and total managed retail notes; past due amounts; and credit losses (net of recoveries) as of and for the years ended October 31, in millions of dollars follow:

	Principal	Principal 60 Days or	Net Credit
	Outstanding	More Past Due	Losses

2005
Owned	$10,223	$15	$4
Securitized retail notes sold	1,777	7	3
Managed	$12,000	$22	$7

2004
Owned	$7,648	$20	$9
Securitized retail notes sold	3,215	10	5
Managed	$10,863	$30	$14

The amount of actual and projected future credit losses as a percent of the original balance of securitized retail notes sold (expected static pool losses) were as follows:

	Securitized Retail Notes Sold In
	2004	2003
Actual and Projected Losses (%) as of October 31:
2005	.40%	.34%
2004	.59%	.49%
2003		.67%

11.  OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

	2005	2004
Taxes receivable	$316	$424
Receivables relating to securitized retail notes sold	120	113
Other	125	126
Other receivables	$561	$663

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

12.  EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers.  Initial lease terms generally range from 36 to 60 months.  Net equipment on operating leases totaled $1,336 million and $1,297 million at October 31, 2005 and 2004, respectively.  The equipment is depreciated on a straight-line basis over the terms of the leases.  The accumulated depreciation on this equipment was $436 million and $468 million at October 31, 2005 and 2004, respectively.  The corresponding depreciation expense was $237 million in 2005, $239 million in 2004 and $273 million in 2003.

Future payments to be received on operating leases totaled $628 million at October 31, 2005 and are scheduled as follows in millions of dollars: 2006 – $266, 2007 – $182, 2008 – $109, 2009 – $54 and 2010 – $17.

13.  INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis.  Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market.  The value of gross inventories on the LIFO basis represented 61 percent of worldwide gross inventories at FIFO value on October 31, 2005 and 2004, respectively.  If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2005	2004
Raw materials and supplies	$716	$589
Work-in-process	425	408
Finished machines and parts	2,126	2,004
Total FIFO value	3,267	3,001
Less adjustment to LIFO value	1,132	1,002
Inventories	$2,135	$1,999

14.  PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Average
	Useful Lives
	(Years)	2005	2004
Equipment Operations
Land		$79	$75
Buildings and building equipment	25	1,490	1,419
Machinery and equipment	10	2,961	2,870
Dies, patterns, tools, etc	7	1,039	987
All other	5	589	571
Construction in progress		232	156
Total at cost		6,390	6,078
Less accumulated depreciation		4,113	3,966
Total		2,277	2,112
Financial Services
Land		3	4
Buildings and building equipment	25	38	38
Machinery and equipment	10	7	7
All other	6	53	55
Construction in progress		44
Total at cost		145	104
Less accumulated depreciation		57	54
Total		88	50
Property and equipment-net		$2,365	$2,162

Leased property under capital leases amounting to $23 million and $13 million at October 31, 2005 and 2004, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation.  Total property and equipment additions in 2005, 2004 and 2003 were $524 million, $365 million and $320 million and depreciation was $357 million, $342 million and $319 million, respectively.  Financial Services property and equipment additions included above were $47 million, $18 million and $6 million in 2005, 2004 and 2003 and depreciation was $8 million in all three years.  The increase in Financial Services additions in 2005 was primarily due to the wind energy entities (see Note 1).

Capitalized software is stated at cost less accumulated amortization and the estimated useful life is three years.  The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2005 and 2004 were $339 million and $315 million, less accumulated amortization of $264 million and $240 million, respectively.  Amortization of these software costs was $41 million, in 2005 and $38 million in 2004 and 2003.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

15.  GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2005*	2004
Agricultural equipment	$151	$101
Commercial and consumer equipment	384	299
Construction and forestry	554	574
Total goodwill	$1,089	$974

*                                         The changes in goodwill between years for agricultural equipment and commercial and consumer equipment were primarily due to acquisitions (see Note 1).  The remaining changes are primarily due to fluctuations in foreign currency exchange rates.

The components of other intangible assets are as follows in millions of dollars:

	2005	2004
Amortized intangible assets:
Gross patents, licenses and other	$9	$12
Accumulated amortization	(6)	(8)
Net patents, licenses and other	3	4
Unamortized intangible assets:
Intangible asset related to minimum pension liability	15	18
Total other intangible assets-net	$18	$22

Other intangible assets, excluding the intangible pension asset, are stated at cost less accumulated amortization and are being amortized over 17 years or less on the straight-line basis.  The intangible pension asset is remeasured and adjusted annually.  The amortization of other intangible assets is not significant.

16.  SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2005	2004
Equipment Operations
Commercial paper	$324	$258
Notes payable to banks	80	19
Long-term borrowings due within one year	274	35
Total	678	312
Financial Services
Commercial paper	1,902	1,629
Notes payable to banks	11	32
Notes payable related to securitizations (see below)	1,474
Long-term borrowings due within one year	2,819	1,485
Total	6,206	3,146
Short-term borrowings	$6,884	$3,458

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 10).  Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings based on the expected liquidation of the retail notes in millions of dollars is as follows: 2006 - $567, 2007 - $397, 2008 - $272, 2009 - $171, 2010 - $60 and later years $7.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2005 and 2004 were 3.9 percent and 2.8 percent, respectively.  All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $2,594 million at October 31, 2005.  Some of these credit lines are available to both Deere & Company and the Capital Corporation.  At October 31, 2005, $272 million of these worldwide lines of credit were unused.  For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current maturities of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit are long-term credit facility agreements for $1,250 million, expiring in February 2009, and $625 million, expiring in February 2010, for a total of $1,875 million long-term.  The agreements are mutually extendable and the annual facility fee is not significant.  The credit agreements have various requirements of the Capital Corporation, including the maintenance of its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding secured borrowings, to total stockholder’s equity at not more than 8 to 1 at the end of any fiscal quarter.  The credit agreements also require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2004.  At October 31, 2005, the ratio was 31 percent.  Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2005 was $5,208 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $9,673 million at October 31, 2005.  All the requirements of the credit agreements have been met during the periods included in the financial statements.

Deere & Company has an agreement with the Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million.  This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter.  Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities.  Further, the company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities.  Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation.  No payments were required under this agreement during the periods included in the financial statements.

17.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2005	2004
Equipment Operations
Accounts payable:
Trade payables	$1,213	$1,246
Dividends payable	74	69
Other	61	62
Accrued expenses:
Employee benefits	914	719
Product warranties	535	458
Dealer sales program discounts	312	287
Dealer sales volume discounts	254	224
Other	682	619
Total	4,045	3,684
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	184	184
Other	169	196
Accrued expenses:
Interest payable	116	85
Employee benefits	86	60
Other	163	106
Total	718	631
Eliminations*	379	341
Accounts payable and accrued expenses	$4,384	$3,974

*                 Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

18.  LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2005		2004
Equipment Operations**
Notes and debentures:
Medium-term notes:
Average interest rate of 9.2% – 2004			$20
5-7/8% U.S. dollar notes due 2006: ($250 principal) Swapped $170 to Euro at average variable interest rates of 3.1% – 2004			250	*
7.85% debentures due 2010	$500		500
6.95% notes due 2014: ($700 principal) Swapped to variable interest rates of 5.2% – 2005, 3.1% – 2004	744	*	786	*
8.95% debentures due 2019	200		200
8-1/2% debentures due 2022	200		200
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	29		22
Total	$2,423		$2,728

(continued)

	2005		2004
Financial Services**
Notes and debentures:
Medium-term notes due 2005 – 2010: (principal $5,055 - 2005, $3,443 - 2004) Average interest rates of 4.1% – 2005, 3.9% – 2004	$5,047	*	$3,459	*
5.125% debentures due in 2006:($600 principal) Swapped $300 to variable interest rates of 2.7% – 2004			620	*
4.5% notes due 2007: ($500 principal) Swapped $300 in 2005 and 2004 to variable interest rates of 4.5% – 2005, 2.4% – 2004	498	*	510	*
3.90% notes due 2008: ($850 principal) Swapped $350 in 2005 and $525 in 2004 to variable interest rates of 4.7% – 2005, 2.6% – 2004	835	*	850	*
6% notes due 2009: ($300 principal) Swapped to variable interest rates of 4.0% – 2005, 1.9% – 2004	308	*	327	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 in 2005 and 2004 to variable interest rates of 4.8% – 2005, 2.9% – 2004,	1,592	*	1,674	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 4.8% – 2005, 2.7% – 2004	627	*	658	*
Other notes	409		264
Total	9,316		8,362
Long-term borrowings	$11,739		$11,090

*                 Includes fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2006 – $272, 2007 – $7, 2008 – $2, 2009 – $17 and 2010 – $506.

The approximate principal amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2006 – $2,811, 2007 – $3,004, 2008 – $2,235, 2009 – $1,311 and 2010 – $563.

19. LEASES

At October 31, 2005, future minimum lease payments under capital leases amounted to $20 million as follows: 2006 – $12, 2007 – $1, 2008 – $1, 2009 – $1, 2010 – $1 and later years $4. Total rental expense for operating leases was $111 million in 2005, $102 million in 2004 and $98 million in 2003.  At October 31, 2005, future minimum lease payments under operating leases amounted to $358 million as follows: 2006 – $93, 2007 – $88, 2008 – $44, 2009 – $35, 2010 – $24 and later years $74. See Note 20 for operating leases with residual value guarantees.

20. CONTINGENCIES AND COMMITMENTS

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales.  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Warranty Liability
	2005	2004
Beginning of year balance	$458	$389
Payments	(453)	(378)
Accruals for warranties	530	447
End of year balance	$535	$458

The company has guaranteed certain recourse obligations on financing receivables that it has sold.  If the receivables sold are not collected, the company would be required to cover those losses up to the amount of its recourse obligation.  At October 31, 2005, the maximum amount of exposure to losses under these agreements was $153 million.  The estimated credit risk associated with sold receivables totaled $10 million at October 31, 2005.  This risk of loss is recognized primarily in the related retained interests recorded on the company’s balance sheet (see Note 10).  The company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At October 31, 2005, the maximum remaining term of the receivables guaranteed was approximately five years.

At October 31, 2005, the company had approximately $145 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment.  The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At October 31, 2005, the company had accrued losses of approximately $2 million under these agreements.  The maximum remaining term of the receivables guaranteed at October 31, 2005 was approximately eight years.

At October 31, 2005, the company had guaranteed approximately $40 million of residual values for two operating leases related to an administrative office and a manufacturing building.  The company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value.  The company recognizes the expense for these future estimated lease payments over the terms of the operating leases and had accrued losses of $10 million related to these agreements at October 31, 2005.  The leases have terms expiring in 2006 and 2007.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At October 31, 2005, the maximum exposure for uncollected premiums was approximately $14 million.  Substantially all of the credit operations’ crop insurance risk under the MGA has been mitigated by public and private reinsurance.  All private reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a complete crop failure on every policy written under the MGA in 17 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $633 million at October 31, 2005.  The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at October 31, 2005, the credit operations have accrued probable losses of approximately $.1 million under the MGA.

At October 31, 2005, the company had commitments of approximately $314 million for the construction and acquisition of property and equipment.  The company had $17 million of restricted investments related to conducting the health care business in various states at October 31, 2005.

The company also had other miscellaneous contingent liabilities totaling approximately $40 million at October 31, 2005, for which it believes the probability for payment is primarily remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the company.  The debt securities of John Deere B.V., including those which are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the company.  These registered debt securities due in 2006 totaled $250 million at October 31, 2005 and are included on the consolidated balance sheet.

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

21.  CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2002	268.2	$1,957
Other		31
Balance at October 31, 2003	268.2	1,988
Other		56
Balance at October 31,2004	268.2	2,044
Other		38
Balance at October 31, 2005	268.2	$2,082

The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

A reconciliation of basic and diluted net income per share follows in millions, except per share amounts:

	2005	2004	2003
Net income	$1,446.8	$1,406.1	$643.1
Average shares outstanding	243.3	247.2	240.2
Basic net income per share	$5.95	$5.69	$2.68
Average shares outstanding	243.3	247.2	240.2
Effect of dilutive stock options	3.1	5.9	3.1
Total potential shares outstanding	246.4	253.1	243.3

Diluted net income per share	$5.87	$5.56	$2.64

All stock options outstanding were included in the computation during 2005, 2004 and 2003.

22.  STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock to key employees under plans approved by stockholders.  Restricted stock is also issued to nonemployee directors under a plan approved by stockholders.  Options are generally awarded with the exercise price equal to the market price and become exercisable in one to three years after grant.  Options generally expire 10 years after the date of grant.  According to these plans at October 31, 2005, the company is authorized to grant an additional 5.4 million shares related to stock options or restricted stock.

During the last three fiscal years, shares under option in millions were as follows:

	2005		2004		2003
		Exercise		Exercise		Exercise
	Shares	Price*	Shares	Price*	Shares	Price*
Outstanding at beginning of year	18.2	$46.40	21.2	$42.57	22.9	$41.58
Granted-at market	3.8	69.37	3.3	61.64	3.9	45.80
Exercised	(3.7)	43.06	(6.2)	41.42	(4.8)	36.30
Expired or forfeited	(.1)	59.05	(.1)	47.55	(.8)	68.68
Outstanding at end of year	18.2	51.82	18.2	46.40	21.2	42.57
Exercisable at end of year	11.3	44.92	11.3	42.67	13.1	41.80

*                      Weighted-averages

Options outstanding and exercisable in millions at October 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Remaining
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (yrs)*	Price*	Shares	Price*
$32.53 – $34.13	.7	2.87	$32.64	.7	$32.64
$36.37 – $41.47	1.8	4.07	41.30	1.8	41.30
$42.07 – $46.11	8.1	6.08	43.57	7.0	43.21
$50.97 – $56.50	.7	2.28	55.43	.7	55.43
$61.64 – $69.37	6.9	8.63	65.85	1.1	62.07
Total	18.2			11.3

* Weighted-averages

In 2005, 2004, and 2003, the company granted 268, 879, 241, 860 and 196, 294 shares of restricted stock awards with weighted-average fair values of $69.36, $61.83 and $45.29 per share, respectively.  The total compensation expense for the restricted stock plans, which is being amortized over the restricted periods, was $15 million, $8 million and $4 million in 2005, 2004 and 2003, respectively.

23.  EMPLOYEE INVESTMENT AND SAVINGS PLANS

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. Company contributions and costs under these plans were $81 million in 2005, $43 million in 2004 and $25 million in 2003.

24.  OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No.130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.  Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2003
Minimum pension liability adjustment	$(72)	$26	$(46)
Cumulative translation adjustment	210	4	214
Unrealized gain (loss) on derivatives:
Hedging loss	(41)	14	(27)
Reclassification of realized loss to net income	79	(27)	52
Net unrealized gain	38	(13)	25
Unrealized holding gain and net gain on investments*	9	(3)	6
Total other comprehensive income	$185	$14	$199

2004
Minimum pension liability adjustment	$1,627	$(606)	$1,021
Cumulative translation adjustment	86	2	88
Unrealized gain (loss) on derivatives:
Hedging loss	(19)	7	(12)
Reclassification of realized loss to net income	44	(16)	28
Net unrealized gain	25	(9)	16
Unrealized gain on investments:
Holding gain	3	(1)	2
Reclassification of realized gain to net income	(3)	1	(2)
Net unrealized gain
Total other comprehensive income	$1,738	$(613)	$1,125

2005
Minimum pension liability adjustment	$(86)	$34	$(52)
Cumulative translation adjustment	60	1	61
Unrealized gain (loss) on derivatives:
Hedging gain	6	(2)	4
Reclassification of realized loss to net income	14	(5)	9
Net unrealized gain	20	(7)	13
Unrealized holding loss and net loss on investments*	(9)	3	(6)
Total other comprehensive income (loss)	$(15)	$31	$16

*               Reclassification of realized gains or losses to net income were not material.

25.  FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$12,869	$12,696	$11,233	$11,173
Restricted financing receivables	$1,458	$1,438
Short-term secured borrowings*	$1,474	$1,468
Long-term borrowings
Equipment Operations	$2,423	$2,774	$2,728	$3,149
Financial Services	9,316	9,374	8,362	8,770
Total	$11,739	$12,148	$11,090	$11,919

*  See Note 16.

Fair Value Estimates

Fair values of the long-term financing receivables with fixed rates were based on the discounted values of their related cash flows at current market interest rates.  The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings with fixed rates were based on the discounted values of their related cash flows at current market interest rates.  Certain long-term borrowings have been swapped to current variable interest rates.  The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Derivatives

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet (see Note 1).

Interest Rate Swaps

The company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the credit operations’ borrowings to those of the assets being funded.

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  The amount of the gain recorded in other comprehensive income at October 31, 2005 that is expected to be reclassified to interest expense in the next 12 months if interest rates remain unchanged is approximately $4 million after-tax.  These swaps mature in up to 44 months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings.  The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material.  The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material.  There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized currently in earnings.  These instruments relate to swaps that are used to facilitate certain borrowings.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and purchased options in order to manage the currency exposure of certain receivables, liabilities, borrowings and expected inventory purchases that were not designated as hedges under FASB Statement No.133.  The fair value gains or losses from these foreign currency derivatives are recognized currently in cost of sales or other operating expenses, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The company has designated certain foreign exchange forward contracts and options as cash flow hedges of expected inventory purchases.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of sales as the inventory costs are recognized in cost of sales.  These amounts offset the effect of the changes in foreign exchange rates on the related inventory purchases.  The amount of the loss recorded in other comprehensive income that is expected to be reclassified to cost of sales in the next 12 months is approximately $1 million after-tax.  These contracts mature in up to 12 months.

The company has designated cross currency interest rate swaps as fair value hedges of certain long-term borrowings.  The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying borrowings in interest expense.  The company has also designated foreign exchange forward contracts and currency swaps as cash flow hedges of long-term borrowings.  The effective portion of the fair value gains or losses on these forward contracts and swaps is recorded in other comprehensive income and subsequently reclassified into other operating expenses as payments are accrued and these instruments approach maturity.  This offsets the exchange rate effects on the borrowing being hedged included in other operating expenses.

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts, swaps or options designated as hedges were recognized currently in earnings and were not material.  The amounts of gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges were not material.  There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

26.  SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

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

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles (including those commonly referred to as all-terrain vehicles, or “ATVs”); landscape products and irrigation equipment; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment.  In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy development.

Certain operations do not meet the materiality threshold of FASB Statement No.131, Disclosures about Segments of an Enterprise and Related Information, and have been grouped together as “Other”.  The “Other” information primarily consists of the health care operations, as well as certain miscellaneous operations.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data.  Intersegment sales and revenues represent sales of components and finance charges which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows.  In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2005, 2004 and 2003 were as follows: agricultural equipment net sales of $105 million, $88 million and $61 million, construction and forestry net sales of $13 million, $11 million and $9 million, and credit revenues of $237 million, $216 million and $209 million, respectively.

OPERATING SEGMENTS	2005	2004	2003
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$10,567	$9,717	$7,390
Commercial and consumer equipment net sales	3,605	3,742	3,231
Construction and forestry net sales	5,229	4,214	2,728
Total net sales	19,401	17,673	13,349
Credit revenues	1,450	1,276	1,347
Other revenues*	1,080	1,037	839
Total	$21,931	$19,986	$15,535

*                      Other revenues are primarily health care operations’ premiums and fee revenue and the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 28, net of certain intercompany eliminations.

Operating profit
Agricultural equipment	$970	$1,072	$329
Commercial and consumer equipment	183	246	227
Construction and forestry	689	587	152
Credit*	491	466	474
Other*	41	5	30
Total operating profit	2,374	2,376	1,212
Interest income	103	64	59
Investment income	25
Interest expense	(211)	(205)	(217)
Foreign exchange loss from equipment operations’ financing activities	(7)	(10)	(12)
Corporate expenses – net	(122)	(111)	(62)
Income taxes	(715)	(708)	(337)
Total	(927)	(970)	(569)
Net income	$1,447	$1,406	$643

*                      Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.  The “Other” operating profit includes health care’s investment income.

Interest income*
Agricultural equipment	$6	$6	$6
Commercial and consumer equipment	5	5	4
Construction and forestry	4	8	8
Credit**	1,241	992	1,000
Corporate	103	64	59
Intercompany**	(281)	(241)	(226)
Total	$1,078	$834	$851

*               Does not include finance rental income for equipment on operating leases.

**             Includes interest income from Equipment Operations for financing trade receivables.

OPERATING SEGMENTS	2005	2004	2003
Interest expense
Agricultural equipment*	$138	$127	$133
Commercial and consumer equipment*	52	54	48
Construction and forestry*	34	24	19
Credit	607	423	437
Corporate	211	205	218
Intercompany*	(281)	(241)	(226)
Total	$761	$592	$629

*                      Includes interest compensation to credit operations for financing trade receivables.

Depreciation* and amortization expense
Agricultural equipment	$236	$225	$213
Commercial and consumer equipment	75	73	69
Construction and forestry	66	65	60
Credit	250	250	281
Other	9	8	8
Total	$636	$621	$631

*                      Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$8	$2	$(2)
Commercial and consumer equipment	(1)	(2)	(1)
Construction and forestry	(2)		12
Credit	1	1
Total	$6	$1	$9

Identifiable operating assets
Agricultural equipment	$3,383	$3,145	$2,778
Commercial and consumer equipment	1,460	1,330	1,295
Construction and forestry	2,078	1,970	1,461
Credit	19,057	15,937	14,714
Other	405	368	321
Corporate*	7,254	6,004	5,689
Total	$33,637	$28,754	$26,258

*                      Corporate assets are primarily the Equipment Operations’ prepaid pension costs, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 28, net of certain intercompany eliminations.

Capital additions
Agricultural equipment	$333	$246	$205
Commercial and consumer equipment	67	64	71
Construction and forestry	77	37	38
Credit	46	4	4
Other	1	14	2
Total	$524	$365	$320

Investment in unconsolidated affiliates
Agricultural equipment	$20	$18	$19
Commercial and consumer equipment	3	4	6
Construction and forestry	80	81	167
Credit	4	4	3
Other			1
Total	$107	$107	$196

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars.  No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2005	2004	2003
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (90%)*	$13,511	$12,332	$9,249
Financial Services revenues (88%)*	1,991	1,845	1,861
Total	15,502	14,177	11,110
Outside U.S. and Canada:
Equipment Operations net sales	5,890	5,340	4,100
Financial Services revenues	200	214	165
Total	6,090	5,554	4,265
Other revenues	339	255	160
Total	$21,931	$19,986	$15,535

*                    The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2005, 2004 and 2003.

Operating profit
U.S. and Canada:
Equipment Operations	$1,298	$1,284	$386
Financial Services	472	418	469
Total	1,770	1,702	855
Outside U.S. and Canada:
Equipment Operations	544	621	322
Financial Services	60	53	35
Total	604	674	357
Total	$2,374	$2,376	$1,212

Property and equipment
U.S.	$1,434	$1,328	$1,297
Germany	284	276	241
Mexico	195	200	215
Other countries	452	358	323
Total	$2,365	$2,162	$2,076

27. SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule.  Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales and revenues	$4,127	$6,622	$6,005	$5,177
Income before income taxes	346	895	583	332
Net income	223	604	387	233
Net income per share – basic	.90	2.46	1.60	.97
Net income per share – diluted	.89	2.43	1.58	.96
Dividends declared per share	.28	.31	.31	.31
Dividends paid per share	.28	.28	.31	.31

2004
Net sales and revenues	$3,484	$5,877	$5,418	$5,207
Income before income taxes	262	742	585	525
Net income	171	477	401	357
Net income per share – basic	.70	1.93	1.61	1.44
Net income per share – diluted	.68	1.88	1.58	1.41
Dividends declared per share	.22	.28	.28	.28
Dividends paid per share	.22	.22	.28	.28

Net income per share for each quarter must be computed independently.  As a result, their sum may not equal the total net income per share for the year.

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005 Market price
High	$74.73	$72.49	$73.98	$73.85
Low	$61.47	$61.01	$58.70	$56.99
2004 Market price
High	$67.41	$74.93	$70.49	$65.95
Low	$59.20	$60.00	$60.60	$56.72

At October 31, 2005, there were 29, 326 holders of record of the company’s $1 par value common stock.

Dividend and Other Events

The board of directors, at its meeting on November 30, 2005, increased the quarterly cash dividend by more than 25 percent to $.39 per share, payable on February 1, 2006, to stockholders of record on December 31, 2005.  The board of directors also authorized the repurchase of up to 26 million additional shares of the company’s common stock.  Repurchases of common stock under this plan will be made from time to time, at the company’s discretion, in the open market or through privately negotiated transactions.

On December 6, 2005, the company announced it has signed an agreement to sell all of the stock of its wholly-owned subsidiary, John Deere Health Care, Inc., to UnitedHealthcare for approximately $500 million.  The company is projecting to close the sale by April 1, 2006.  As of October 31, 2005, John Deere Health Care, Inc. had total assets of approximately $375 million consisting primarily of marketable securities and $250 million of liabilities consisting primarily of accounts payable and accrued expenses, and health care claims and reserves.  The company anticipates that a gain on the sale of approximately $350 million pretax or $225 million after-tax will be recognized.

28. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2005, 2004 and 2003

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2005	2004	2003	2005	2004	2003
Net Sales and Revenues
Net sales	$19,401.4	$17,673.0	$13,349.1
Finance and interest income	118.8	83.2	77.6	$1,601.5	$1,353.7	$1,424.0
Health care premiums and fees				745.1	784.8	683.1
Other income	308.1	236.1	145.3	100.9	154.3	145.3
Total	19,828.3	17,992.3	13,572.0	2,447.5	2,292.8	2,252.4

Costs and Expenses
Cost of sales	15,179.3	13,582.3	10,767.5
Research and development expenses	677.3	611.6	577.3
Selling, administrative and general expenses	1,766.8	1,647.6	1,284.7	459.1	477.1	466.3
Interest expense	211.3	205.0	217.6	607.3	423.3	437.2
Interest compensation to Financial Services	223.1	205.1	199.6
Health care claims and costs				573.9	650.3	536.1
Other operating expenses	146.4	97.7	57.8	275.5	271.4	309.0
Total	18,204.2	16,349.3	13,104.5	1,915.8	1,822.1	1,748.6

Income of Consolidated Group before Income Taxes	1,624.1	1,643.0	467.5	531.7	470.7	503.8
Provision for income taxes	527.7	546.4	162.4	187.3	162.1	174.5
Income of Consolidated Group	1,096.4	1,096.6	305.1	344.4	308.6	329.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	317.4	306.2	310.5	.6	.6	.2
Other	33.0	3.3	27.5			.2
Total	350.4	309.5	338.0	.6	.6	.4

Net Income	$1,446.8	$1,406.1	$643.1	$345.0	$309.2	$329.7

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

BALANCE SHEET

As of October 31, 2005 and 2004

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2005	2004	2005	2004
ASSETS
Cash and cash equivalents	$1,943.9	$2,915.1	$314.2	$266.0
Cash equivalents deposited with unconsolidated subsidiaries	179.7	224.4
Cash and cash equivalents	2,123.6	3,139.5	314.2	266.0
Marketable securities	2,158.7		291.0	246.7
Receivables from unconsolidated subsidiaries and affiliates	324.4	1,469.5	.3	.7
Trade accounts and notes receivable - net	873.7	781.5	2,621.6	2,765.8
Financing receivables - net	5.6	64.7	12,863.8	11,167.9
Restricted financing receivables-net			1,457.9
Other receivables	401.2	498.4	159.9	164.6
Equipment on operating leases - net		8.9	1,335.6	1,288.0
Inventories	2,134.9	1,999.1
Property and equipment - net	2,277.3	2,112.3	87.6	49.4
Investments in unconsolidated subsidiaries and affiliates	2,478.4	2,250.2	4.3	4.1
Goodwill	1,088.5	973.6
Other intangible assets - net	18.3	21.6		.1
Prepaid pension costs	2,638.5	2,474.5	24.2	18.6
Other assets	173.5	206.2	257.3	309.1
Deferred income taxes	729.7	656.7	11.1
Deferred charges	102.2	86.8	32.5	23.7

Total Assets	$17,528.5	$16,743.5	$19,461.3	$16,304.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$677.4	$311.9	$6,206.4	$3,145.6
Payables to unconsolidated subsidiaries and affiliates	141.1	142.8	485.7	1,676.3
Accounts payable and accrued expenses	4,044.7	3,683.8	717.9	631.0
Health care claims and reserves			128.4	135.9
Accrued taxes	188.2	162.0	26.1	17.2
Deferred income taxes	11.8	35.9	163.6	155.3
Long-term borrowings	2,423.4	2,728.5	9,315.4	8,361.9
Retirement benefit accruals and other liabilities	3,190.4	3,285.8	41.9	33.9

Total liabilities	10,677.0	10,350.7	17,085.4	14,157.1

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares; issued - 268,215,602 shares in 2005 and 2004), at stated value	2,081.7	2,043.5	997.8	974.1
Common stock in treasury, 31,343,892 shares in 2005 and 21,356,458 shares in 2004, at cost	(1,743.5)	(1,040.4)
Unamortized restricted stock compensation	(16.4)	(12.7)
Retained earnings	6,556.1	5,445.1	1,320.9	1,142.7
Total	6,877.9	6,435.5	2,318.7	2,116.8
Minimum pension liability adjustment	(108.9)	(57.2)
Cumulative translation adjustment	70.6	9.1	40.9	24.3
Unrealized gain (loss) on derivatives	6.2	(6.4)	7.4	(5.3)
Unrealized gain on investments	5.7	11.8	8.9	11.8
Accumulated other comprehensive income (loss)	(26.4)	(42.7)	57.2	30.8
Total stockholders’ equity	6,851.5	6,392.8	2,375.9	2,147.6

Total Liabilities and Stockholders’ Equity	$17,528.5	$16,743.5	$19,461.3	$16,304.7

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

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2005, 2004 and 2003

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2005	2004	2003	2005	2004	2003
Cash Flows from Operating Activities
Net income	$1,446.8	$1,406.1	$643.1	$345.0	$309.2	$329.7
Adjustments to reconcile net income to net cash provided by operating activities: Provision for doubtful receivables	13.2	9.3	17.9	12.9	42.1	88.9
Provision for depreciation and amortization	377.4	362.7	341.6	297.9	291.7	329.0
Undistributed earnings of unconsolidated subsidiaries and affiliates	(181.8)	156.2	(86.9)	(.6)	(.5)	(.4)
Provision (credit) for deferred income taxes	(40.2)	374.4	19.8	(9.1)	10.6	13.3
Changes in assets and liabilities:
Receivables	16.7	(112.9)	338.6	(4.3)	35.6	(42.5)
Inventories	(68.5)	(293.6)	84.1
Accounts payable and accrued expenses	295.6	916.0	(162.0)	78.5	(9.0)	(29.6)
Other**	(197.8)	(1,435.0)	7.1	(134.9)	(26.3)	5.9
Net cash provided by operating activities	1,661.4	1,383.2	1,203.3	585.4	653.4	694.3

Cash Flows from Investing Activities
Collections of receivables		37.0	11.5	27,407.3	24,015.1	19,396.3
Proceeds from sales of financing receivables				132.7	2,333.6	1,941.0
Proceeds from maturities and sales of marketable securities	1,016.0			48.9	66.7	76.4
Proceeds from sales of equipment on operating leases	5.6	.8	.1	393.5	443.6	514.4
Proceeds from sales of businesses	50.0	90.4	22.5		.2
Cost of receivables acquired		(17.3)	(4.2)	(30,415.2)	(27,864.3)	(22,011.5)
Purchases of marketable securities	(3,175.4)			(100.9)	(79.5)	(118.2)
Purchases of property and equipment	(466.9)	(345.9)	(303.4)	(45.7)	(18.0)	(6.2)
Cost of operating leases acquired			(2.8)	(687.4)	(571.1)	(470.9)
Acquisitions of businesses, net of cash acquired	(169.7)	(192.9)	(10.6)
Decrease (increase) in receivables from unconsolidated affiliates					274.3	(14.5)
Other	(10.5)	34.4	9.4	(42.9)	(37.2)	(39.3)
Net cash used for investing activities	(2,750.9)	(393.5)	(277.5)	(3,309.7)	(1,436.6)	(732.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	96.7	(63.3)	(123.2)	1,717.7	(292.8)	250.1
Change in intercompany receivables/payables	1,132.7	(1,656.1)	50.5	(1,177.4)	1,264.3	(563.2)
Proceeds from long-term borrowings		10.9	9.1	3,805.4	2,178.7	3,303.8
Principal payments on long-term borrowings	(76.6)	(267.4)	(19.0)	(1,433.0)	(2,045.2)	(2,523.7)
Proceeds from issuance of common stock	153.6	250.8	174.5
Repurchases of common stock	(918.9)	(193.1)	(.4)
Dividends paid	(289.7)	(246.6)	(210.5)	(166.7)	(444.2)	(247.9)
Other	(2.0)	(.4)	(1.8)	23.7	2.7
Net cash provided by (used for) financing activities	95.8	(2,165.2)	(120.8)	2,769.7	663.5	219.1

Effect of Exchange Rate Changes on Cash	(22.2)	27.6	53.1	2.8	10.5	18.0

Net Increase (Decrease) in Cash and Cash Equivalents	(1,015.9)	(1,147.9)	858.1	48.2	(109.2)	198.9
Cash and Cash Equivalents at Beginning of Year	3,139.5	4,287.4	3,429.3	266.0	375.2	176.3
Cash and Cash Equivalents at End of Year	$2,123.6	$3,139.5	$4,287.4	$314.2	$266.0	$375.2

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Net sales and revenues	$21,931	$19,986	$15,535	$13,947	$13,293	$13,137	$11,751	$13,822	$12,791	$11,229

Net sales	19,401	17,673	13,349	11,703	11,077	11,169	9,701	11,926	11,082	9,640

Finance and interest income	1,440	1,196	1,276	1,339	1,445	1,321	1,104	1,007	867	763

Research and development expenses	677	612	577	528	590	542	458	445	412	370

Selling, administrative and general expenses	2,219	2,117	1,744	1,657	1,717	1,505	1,362	1,309	1,321	1,147

Interest expense	761	592	629	637	766	677	557	519	422	402

Income (loss) before goodwill amortization	1,447	1,406	643	372	(13)	526	264	1,036	978	828

Goodwill amortization - after-tax				53	51	40	25	15	18	11

Net income (loss)	1,447	1,406	643	319	(64)	486	239	1,021	960	817

Return on net sales	7.5%	8.0%	4.8%	2.7%	(.6)%	4.3%	2.5%	8.6%	8.7%	8.5%

Return on beginning stockholders’ equity	22.6%	35.1%	20.3%	8.0%	(1.5)%	11.9%	5.9%	24.6%	27.0%	26.5%

Income (loss) per share before goodwill amortization - basic	$5.95	$5.69	$2.68	$1.56	$(.05)	$2.24	$1.14	$4.26	$3.85	$3.18
Net income (loss) per share - basic	5.95	5.69	2.68	1.34	(.27)	2.07	1.03	4.20	3.78	3.14
Net income (loss) per share - diluted	5.87	5.56	2.64	1.33	(.27)	2.06	1.02	4.16	3.74	3.11
Dividends declared per share	1.21	1.06	.88	.88	.88	.88	.88	.88	.80	.80
Dividends paid per share	1.18	1.00	.88	.88	.88	.88	.88	.86	.80	.80
Average number of common shares outstanding (in millions)- basic	243.3	247.2	240.2	238.2	235.0	234.3	232.9	243.3	253.7	260.5
- diluted	246.4	253.1	243.3	240.9	236.8	236.0	234.4	245.7	256.6	263.2

Total assets	$33,637	$28,754	$26,258	$23,768	$22,663	$20,469	$17,578	$18,002	$16,320	$14,653

Trade accounts and notes receivable - net	3,118	3,207	2,619	2,734	2,923	3,169	3,251	4,059	3,334	3,153

Financing receivables - net	12,869	11,233	9,974	9,068	9,199	8,276	6,743	6,333	6,405	5,912

Restricted financing receivables - net	1,458

Equipment on operating leases - net	1,336	1,297	1,382	1,609	1,939	1,954	1,655	1,209	775	430

Inventories	2,135	1,999	1,366	1,372	1,506	1,553	1,294	1,287	1,073	829

Property and equipment - net	2,365	2,162	2,076	1,998	2,052	1,912	1,782	1,700	1,524	1,352

Short-term borrowings:
Equipment Operations	678	312	577	398	773	928	642	1,512	171	223
Financial Services	6,206	3,146	3,770	4,039	5,425	4,831	3,846	3,810	3,604	2,921
Total	6,884	3,458	4,347	4,437	6,198	5,759	4,488	5,322	3,775	3,144

Long-term borrowings:
Equipment Operations	2,423	2,728	2,727	2,989	2,210	1,718	1,036	553	540	626
Financial Services	9,316	8,362	7,677	5,961	4,351	3,046	2,770	2,239	2,083	1,799
Total	11,739	11,090	10,404	8,950	6,561	4,764	3,806	2,792	2,623	2,425

Total stockholders’ equity	6,852	6,393	4,002	3,163	3,992	4,302	4,094	4,080	4,147	3,557

Book value per share	$28.92	$25.90	$16.43	$13.24	$16.82	$18.34	$17.51	$17.56	$16.57	$13.83

Capital expenditures	$512	$364	$313	$358	$495	$419	$308	$438	$492	$277

Number of employees (at year end)	47,423	46,465	43,221	43,051	45,069	43,670	38,726	37,002	34,420	33,919

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 31, 2005.  Our audits also included the financial statement schedule listed in the Index under Part III, Item 15(2).  We also have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Chicago, Illinois

December 16, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date:  20 December 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated..

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

Signature	Title	Date

/s/ John R. Block	Director	)
John R. Block		)
)
)
/s/ C. C. Bowles	Director	)
C. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)	20 December 2005
)
)
/s/ T. Kevin Dunnigan	Director	)
T. Kevin Dunnigan		)
)
)

Signature	Title	Date

/s/ Leonard A. Hadley	Director	)
Leonard A. Hadley		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
	Senior Vice President,	)
/s/ Nathan J. Jones	Chief Financial Officer and	)
Nathan J. Jones	Chief Accounting Officer	)
)
)
/s/ Arthur L. Kelly	Director	)
Arthur L. Kelly		)
)
)
/s/ R. W. Lane	Chairman, Director and	)
R. W. Lane	Chief Executive Officer	)
) 20 December 2005
)
/s/ Antonio Madero B.	Director	)
Antonio Madero B.		)
)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ John R. Walter	Director	)
John R. Walter		)
)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	Beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2005
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,248	$13,218	Bad debt recoveries	$407	Trade receivable write-offs	$9,654	$48,219
			Acquisitions	1,053	Transfers related to trade receivable sales	53
Financial Services
Trade receivable allowances	12,686	(5,759)	Acquisitions	53	Trade receivable write-offs	1,209	5,771
Financing receivable allowances	145,437	19,350	Other changes	3,281	Financing receivable write-offs	27,735	140,333

Consolidated receivable allowances	$201,371	$26,809		$4,794		$38,651	$194,323

YEAR ENDED OCTOBER 31, 2004
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$40,698	$9,288	Bad debt recoveries	$50	Trade receivable write-offs	$5,764	$43,248
					Transfers related to trade receivable sales	1,024

Financial Services
Trade receivable allowances	16,855	(1,476)	Acquisitions	1,024	Trade receivable write-offs	3,717	12,686
Financing receivable allowances	149,081	43,444			Other changes-primarily retail note sales	10,303
					Financing receivable write-offs	36,785	145,437

Consolidated receivable allowances	$206,634	$51,256		$1,074		$57,593	$201,371

YEAR ENDED OCTOBER 31, 2003
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$32,723	$17,912	Bad debt recoveries	$411	Trade receivable write-offs	$7,471	$40,698
					Transfers related to trade receivable sales	2,877
Financial Services
Trade receivable allowances	12,367	4,666	Acquisitions	2,877	Trade receivable write-offs	3,055	16,855
Financing receivable allowances	136,446	84,133			Other changes-primarily retail note sales	14,889
					Financing receivable write-offs	56,609	149,081

Consolidated receivable allowances	$181,536	$106,711		$3,288		$84,901	$206,634

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 17, 2004 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2004*)

4.2

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005 (Exhibit 4.1 to Form 10-Q of registrant for the quarter ended January 31, 2005*)

4.3

364-Day Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse First Boston as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 15, 2005 (Exhibit 4.2 to Form 10-Q of registrant for the quarter ended January 31, 2005*)

4.3	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.4	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 4.4 to Form 10-K of registrant for the year ended October 31, 2002*)

4.5

Terms and Conditions of the Notes, published on May 31, 2002, applicable to theU.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere CapitalCorporation, John Deere Bank S.A., John Deere Finance S.A., John Deere Credit Limited, John DeereB.V., John Deere Credit Inc. and John Deere Limited (Exhibit 4.5 to Form 10-K of registrant for the yearended October 31, 2002*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.7	John Deere Performance Bonus Plan as amended December 6, 2000 (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2000*)

10.8	John Deere Mid-Term Incentive Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 26, 2003*)

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 4.3 to Registration Statement on Form S-8 no. 333-103757 filed March 11, 2003*)

10.11	Form of John Deere Nonqualified Stock Option Grant (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2004*)

10.12	Form of John Deere Restricted Stock Unit Grant

10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004*

10.14	John Deere Defined Contribution Restoration Plan as amended December 2005

10.15	John Deere Supplemental Pension Benefit Plan, as amended December 2005

10.16	John Deere Senior Supplementary Pension Benefit Plan as amended December 2005

10.17	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2005

10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 27, 2002 *)

10.19

Deere & Company Nonemployee Director Deferred Compensation Plan as amended May 26, 1999 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

10.20	Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000*)

10.21	Early Retirement Agreement dated August 10, 2001 between registrant and Ferdinand F. Korndorf (Exhibit 10.18 to Form 10-K of registrant for the year ended October 31, 2001*)

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Finance S.A. and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Finance S.A. and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002*)

10.26	Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporaiton

10.28	Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd.

12.	Computation of ratio of earnings to fixed charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Subsidiaries

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*Incorporated by reference. Copies of these exhibits are available from the Company upon request.