Form 10-Q
period 2006-01-31
DEERE & CO
filed 2006-02-24
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒      Accelerated Filer  ☐      Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At January 31, 2006, 234,571,240 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2006 and 2005

(In millions of dollars and shares except per share amounts) Unaudited	2006	2005
Net Sales and Revenues
Net sales	$3,691.4	$3,526.5
Finance and interest income	403.5	325.6
Other income	107.2	82.4
Total	4,202.1	3,934.5

Costs and Expenses
Cost of sales	2,896.3	2,769.8
Research and development expenses	161.0	149.3
Selling, administrative and general expenses	467.6	429.7
Interest expense	229.9	167.1
Other operating expenses	107.2	85.3
Total	3,862.0	3,601.2

Income of Consolidated Group Before Income Taxes	340.1	333.3
Provision for income taxes	116.1	115.4
Income of Consolidated Group	224.0	217.9

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.1	.2
Other	(.2)	(3.1)
Total	(.1)	(2.9)

Income from Continuing Operations	223.9	215.0
Income from Discontinued Operations	12.0	7.8
Net Income	$235.9	$222.8

Per Share Data
Basic:
Continuing operations	$.95	$.87
Discontinued operations	.05	.03
Net income	$1.00	$.90

Diluted:
Continuing operations	$.94	$.86
Discontinued operations	.05	.03
Net income	$.99	$.89

Average Shares Outstanding:
Basic	235.9	247.1
Diluted	238.5	251.0

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

(In millions of dollars) Unaudited	January 31 2006	October 31 2005	January 31 2005
Assets
Cash and cash equivalents	$1,477.2	$2,258.2	$2,865.5
Marketable securities	1,967.7	2,169.1
Receivables from unconsolidated affiliates	14.2	18.4	20.1
Trade accounts and notes receivable - net	3,179.1	3,117.8	3,131.7
Financing receivables - net	12,527.5	12,869.4	11,352.3
Restricted financing receivables – net	1,561.6	1,457.9
Other receivables	371.1	523.0	317.4
Equipment on operating leases - net	1,311.8	1,335.6	1,232.3
Inventories	2,731.7	2,134.9	2,802.0
Property and equipment - net	2,393.3	2,343.3	2,136.9
Investments in unconsolidated affiliates	106.2	106.7	103.7
Goodwill	1,102.5	1,088.5	984.5
Other intangible assets - net	21.0	18.3	21.4
Prepaid pension costs	2,653.1	2,662.7	2,491.1
Other assets	541.9	419.8	467.8
Deferred income taxes	646.3	628.1	551.2
Deferred charges	137.8	133.8	122.7
Assets of discontinued operations	313.3	351.3	347.5
Total Assets	$33,057.3	$33,636.8	$28,948.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$6,530.2	$6,883.8	$3,971.8
Payables to unconsolidated affiliates	131.0	140.8	124.4
Accounts payable and accrued expenses	3,778.8	4,320.9	3,545.3
Accrued taxes	217.8	214.3	186.6
Deferred income taxes	64.2	62.7	62.6
Long-term borrowings	12,201.4	11,738.8	10,954.7
Retirement benefit accruals and other liabilities	3,065.9	3,232.3	3,401.9
Liabilities of discontinued operations	188.9	191.7	202.7
Total liabilities	26,178.2	26,785.3	22,450.0
Common stock, $1 par value (issued shares at January 31, 2006 – 268,215,602)	2,100.7	2,081.7	2,043.5
Common stock in treasury	(1,910.9)	(1,743.5)	(1,099.0)
Unamortized restricted stock compensation	(15.6)	(16.4)	(27.3)
Retained earnings	6,700.0	6,556.1	5,583.7
Total	6,874.2	6,877.9	6,500.9
Accumulated other comprehensive income (loss)	4.9	(26.4)	(2.8)
Stockholders’ equity	6,879.1	6,851.5	6,498.1
Total Liabilities and Stockholders’ Equity	$33,057.3	$33,636.8	$28,948.1

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2006 and 2005

(In millions of dollars) Unaudited	2006	2005
Cash Flows from Operating Activities
Net income	$235.9	$222.8
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for doubtful receivables	4.5	(2.7)
Provision for depreciation and amortization	161.2	160.3
Undistributed earnings of unconsolidated affiliates	1.0	3.4
Credit for deferred income taxes	(20.3)	(24.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(177.9)	192.0
Inventories	(629.2)	(810.1)
Accounts payable and accrued expenses	(519.3)	(390.2)
Retirement benefit accruals/prepaid pension costs	(164.9)	77.7
Other	146.1	165.4
Net cash used for operating activities	(962.9)	(405.7)

Cash Flows from Investing Activities
Collections of financing receivables	2,657.3	2,098.1
Proceeds from sales of financing receivables	12.2	33.9
Proceeds from maturities and sales of marketable securities	686.8	19.1
Proceeds from sales of equipment on operating leases	83.3	91.5
Cost of receivables acquired	(2,257.2)	(2,204.1)
Purchases of marketable securities	(446.3)	(37.2)
Purchases of property and equipment	(173.7)	(81.2)
Cost of operating leases acquired	(69.7)	(58.9)
Acquisitions of businesses, net of cash acquired	(14.6)	(6.1)
Other	(62.0)	19.0
Net cash provided by (used for) investing activities	416.1	(125.9)

Cash Flows from Financing Activities
Increase in short-term borrowings	3.1	12.4
Proceeds from long-term borrowings	525.7	379.5
Principal payments on long-term borrowings	(489.3)	(27.8)
Proceeds from issuance of common stock	47.3	71.0
Repurchases of common stock	(241.8)	(162.3)
Dividends paid	(73.7)	(69.3)
Other	(.2)	(.1)
Net cash provided by (used for) financing activities	(228.9)	203.4

Effect of Exchange Rate Changes on Cash	(5.3)	12.6

Net Decrease in Cash and Cash Equivalents	(781.0)	(315.6)
Cash and Cash Equivalents at Beginning of Period	2,258.2	3,181.1
Cash and Cash Equivalents at End of Period	$1,477.2	$2,865.5

See Notes to Financial Statements.

Notes to Interim Financial Statements (Unaudited)

(1)   The consolidated financial statements of Deere & Company and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior years have been reclassified to conform with 2006 financial statement presentations.

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers. Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by an independent dealer and are included in investing activities. The Company had non-cash activities not included in the Statement of Consolidated Cash Flows related to use of equipment included in the Company’s inventory (operating activity) for equipment leased to customers under operating leases (investing activity) of approximately $37 million and $33 million in the first three months of 2006 and 2005, respectively.

(2)   The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis except for the health care operations, which are reported on a discontinued basis (see Note 13).

Financial Services - Includes the Company’s credit and certain miscellaneous service operations with the health care operations reported on a discontinued basis (see Note 13).

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services with the health care operations reported on a discontinued basis (see Note 13). References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)   An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended January 31
	2006	2005

Balance, beginning of period	$6,556.1	$5,445.1
Net income	235.9	222.8
Dividends declared	(92.0)	(69.1)
Other adjustments		(15.1)
Balance, end of period	$6,700.0	$5,583.7

(4)   In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, for the recognition of share-based employee compensation expense in its financial statements (see Note 15). In the first quarter of 2005, the Company used the intrinsic value method for share-based employee compensation. The pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123 had been used in the prior period to account for share-based compensation, with dollars in millions except per share amounts, were as follows:

Three Months Ended January 31, 2005
Net income as reported	$222.8

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.0

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(9.3)

Pro forma net income	$215.5

Net income per share:
As reported – basic	$.90
Pro forma – basic	.87
As reported – diluted	.89
Pro forma – diluted	.86

(5)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2006	October 31 2005	January 31 2005
Raw materials and supplies	$777	$716	$719
Work-in-process	456	425	519
Finished goods and parts	2,648	2,126	2,568
Total FIFO value	3,881	3,267	3,806
Less adjustment to LIFO basis	1,149	1,132	1,004
Inventories	$2,732	$2,135	$2,802

(6)   Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2006	2005

Balance, beginning of period	$535	$458

Payments	(127)	(93)

Accruals for warranties	90	93

Balance, end of period	$498	$458

Beginning in 2005, the credit operations’ new securitizations of financing receivables (retail notes) held by special purpose entities (SPEs) met the criteria for secured borrowings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables – net” on the balance sheet. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $37 million as of January 31, 2006. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold, discussed below.

The components of consolidated restricted assets related to securitizations follow in millions of dollars:

	January 31 2006	October 31 2005
Restricted financing receivables	$1,570	$1,466
Allowance for credit losses	(8)	(8)
Other assets	140	69
Total restricted securitized assets	$1,702	$1,527

The components of consolidated secured liabilities related to securitizations follow in millions of dollars:

	January 31 2006	October 31 2005
Short-term borrowings	$1,646	$1,474
Accrued interest on borrowings	3	2
Total liabilities related to restricted securitized assets	$1,649	$1,476

A portion of the restricted retail notes totaling $991 million at January 31, 2006 and $816 million at October 31, 2005 on the balance sheet were transferred to SPEs that are not consolidated since the Company is not the primary beneficiary, however, the transfers qualified as secured financings rather than sales. The borrowings related to these restricted retail notes included above are the obligations to these SPEs that are payable as the retail notes are liquidated. The remaining restricted retail notes totaling $579 million at January 31, 2006 and $650 million at October 31, 2005 were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of this consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At January 31, 2006, the maximum remaining term of the restricted receivables included in the restricted assets was approximately six years.

The Company has guarantees for certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2006, the maximum amount of exposure to losses under these agreements was $153 million. The estimated risk associated with sold receivables totaled $7 million at January 31, 2006. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet. The retained interests are related to assets held by unconsolidated SPEs. At January 31, 2006, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $1,668 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2006, the maximum remaining term of the receivables sold was approximately five years.

At January 31, 2006, the Company had approximately $140 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2006, the Company had accrued losses of approximately $2 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2006 was approximately eight years.

At January 31, 2006, the Company had guaranteed approximately $40 million of residual value for two operating leases related to an administrative office and a manufacturing building. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for these future estimated lease payments over the lives of the operating leases and had accrued expenses of $11 million related to these agreements at January 31, 2006. The leases have terms expiring in 2006 and 2007.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (MGA) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the MGA, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2006, the maximum exposure for uncollected premiums was approximately $2 million. Substantially all of the credit operations’ crop insurance risk under the MGA has been mitigated by public and private reinsurance. All private reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a complete crop failure on every policy written under the MGA in 21 states and the default of the U.S. Department of Agriculture and a syndicate of highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for the maximum exposure under the MGA of approximately $21 million at January 31, 2006. The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this MGA is extremely remote and as a result, at January 31, 2006, the credit operations have accrued probable losses of approximately $.1 million under the MGA.

At January 31, 2006, the Company had commitments of approximately $324 million for the construction and acquisition of property and equipment. The Company had pledged assets of $94 million, outside the U.S., as collateral for borrowings, and $20 million of restricted investments included in assets of discontinued operations related to conducting the health care business in various states at January 31, 2006.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at January 31, 2006, for which it believes the probability for payment is primarily remote.

John Deere B.V., located in the Netherlands, is a consolidated indirect wholly-owned finance subsidiary of the Company. The debt securities of John Deere B.V., including those that are registered with the U.S. Securities and Exchange Commission, are fully and unconditionally guaranteed by the Company. These registered debt securities totaled $250 million at January 31, 2006 and are included on the consolidated balance sheet.

(7)   Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2006	2005
Dividends declared	$.39	$.28
Dividends paid	$.31	$.28

(8)   Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

		Three Months Ended January 31
		2006	2005	% Change

	Net sales and revenues:
	Agricultural equipment *	$1,894	$2,010	-6
	Commercial and consumer equipment	628	523	+20
	Construction and forestry	1,169	993	+18
	Total net sales **	3,691	3,526	+5
	Credit revenues *	408	331	+23
	Other revenues **	103	78	+32
	Total net sales and revenues **	$4,202	$3,935	+7
	Operating profit (loss): ***
	Agricultural equipment	$106	$163	-35
	Commercial and consumer equipment	19	(2)
	Construction and forestry	136	101	+35
	Credit	129	126	+2
	Total operating profit **	390	388	+1
	Interest, corporate expenses – net and income taxes	(166)	(173)	-4
	Income from continuing operations	224	215	+4
	Income from discontinued operations	12	8	+50
	Net income	$236	$223	+6
	Identifiable assets:
	Agricultural equipment	$3,663	$3,552	+3
	Commercial and consumer equipment	1,657	1,564	+6
	Construction and forestry	2,189	2,048	+7
	Credit	19,006	16,020	+19
	Other	131	13	+908
	Corporate	6,098	5,403	+13
	Discontinued operations	313	348	-10
	Total assets	$33,057	$28,948	+14

*	Additional intersegment sales and revenues
	Agricultural equipment sales	$28	$22	+27
	Construction and forestry sales	2	3	-33
	Credit revenues	55	49	+12

**	Includes equipment operations outside the U.S. and Canada as follows:
	Net sales	$1,071	$1,124	-5
	Operating profit	72	111	-35

Other revenues, operating profit and identifiable assets in the prior period as presented above decreased $192 million, $10 million and $386 million, respectively, from the amounts reported in 2005 due to a reclassification of the health care operations included in “Other” last year to discontinued operations and corporate assets this year (see Note 13).

***

Operating profit (loss) is income (loss) from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)   A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2006	2005
Continuing Operations:
Net income	$223.9	$215.0
Average shares outstanding	235.9	247.1
Basic net income per share	$.95	$.87

Average shares outstanding	235.9	247.1
Effect of dilutive stock options	2.6	3.9
Total potential shares outstanding	238.5	251.0
Diluted net income per share	$.94	$.86

Total Operations:
Net income	$235.9	$222.8
Average shares outstanding	235.9	247.1
Basic net income per share	$1.00	$.90

Total potential shares outstanding	238.5	251.0
Diluted net income per share	$.99	$.89

Out of the total stock options outstanding during the first quarter of 2006, options to purchase 6.1 million shares were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for the exercise of these options would have caused an antidilutive effect on net income per share. All stock options outstanding were included in the above computations during the first three months of 2005.

(10) Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2006	2005
Net income	$235.9	$222.8

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	28.8	34.4
Unrealized gain (loss) on investments	2.1	(.7)
Unrealized gain on derivatives	.4	6.2

Comprehensive income	$267.2	$262.7

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2006	2005
Service cost	$37	$37
Interest cost	118	112
Expected return on plan assets	(166)	(170)
Amortization of actuarial loss	31	28
Amortization of prior service cost	10	11
Special early-retirement benefits	1
Curtailments	1
Net cost	$32	$18

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2006	2005
Service cost	$18	$28
Interest cost	77	76
Expected return on plan assets	(32)	(16)
Amortization of actuarial loss	53	85
Amortization of prior service credit	(33)	(34)
Special early-retirement benefits	1
Curtailments	2
Net cost	$86	$139

During the first quarter of 2006, the Company contributed approximately $13 million to its pension plans and $268 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $46 million to its pension plans and $524 million to its other postretirement benefit plans in the remainder of fiscal year 2006. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13) In December 2005, the Company announced an agreement to sell its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for approximately $500 million. In February 2006, the Company closed the sale on the health care operations and a gain on the sale of approximately $350 million pretax, or $225 million after-tax, will be recognized in the second quarter. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these operations have been reflected as discontinued operations in the financial statements for all periods presented. The health care operations were previously reported by the Company as a component of “Other” under the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

The carrying amounts of the major classes of assets and liabilities of the discontinued operations aggregated on the consolidated balance sheet in millions of dollars follow:

	January 31 2006	October 31 2005	January 31 2005
Assets:
Marketable securities	$234	$281	$264
Other receivables	46	38	47
Property and equipment – net	22	22	23
Other	11	10	14
Total assets	$313	$351	$348

Liabilities:
Accounts payable and accrued expenses	$119	$119	$126
Health care claims and reserves *	70	73	77
Total liabilities	$189	$192	$203

*                 A portion of the health care claims and reserves of the health care operations was reclassified to accounts payable and accrued expenses of the continuing operations for an incurred but not reported reserve related to the Company’s continuing health care claims.

The amounts of revenue and pretax profit of the discontinued operations included on the statement of consolidated income in millions of dollars follow:

	Three Months Ended January 31
	2006	2005
Revenues	$193	$192
Income before income taxes	19	12

The liabilities for employee termination benefits related to the discontinued operations in the first three months of 2006 in millions of dollars follow:

Accrued expense	$5
Liabilities at January 31, 2006	$5

The total employee termination benefit expenses expected to be incurred in relation to this disposal will be approximately $8 million pretax. These expenses after-tax will be included in the “Income from Discontinued Operations” line on the statement of consolidated income.

(14)    In January 2006, the Company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada by September 30, 2006 and consolidate this manufacturing into the Company’s existing Davenport and Dubuque, Iowa facilities. This restructuring is intended to reduce costs and further improve product delivery times. This operation is included in the construction and forestry segment. The Company expects the closure of the facility to result in total costs of approximately $60 million pretax during the next 12 to 18 months, which will include costs of approximately $25 million for pension and other postretirement benefits; approximately $10 million for employee termination benefits; approximately $10 million for impairments and write-downs of property, equipment and inventory; and approximately $15 million for relocation of production. The estimate of the pretax cash expenditures associated with these costs is approximately $40 million.

The liabilities for employee termination benefits related to the restructuring in the first three months of 2006 in millions of dollars follow:

Accrued expense	$3
Liabilities at January 31, 2006	$3

In the first quarter of 2006, the total expense related to the closure was approximately $13 million. The above accrued termination benefit expense of $3 million was recognized in cost of sales. The total amount of impairments and write-downs in cost of sales for property, equipment and inventory was $7 million. The pension and other postretirement benefit curtailment expense in cost of sales totaled $3 million.

(15) New accounting standards adopted are as follows:

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment. The Company adopted the new Statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which the Company previously used (see Note 4 for pro-forma disclosure of prior period). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in the first quarter of 2006 related to stock options and restricted stock was an additional expense of $42 million pretax, or $26 million after-tax ($.11 per share, basic and diluted). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of adoption of the new standard on cash flows in the first quarter of 2006 was not material.

The Company issues stock options and restricted stock to key employees under a plan approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price at the date of grant and become exercisable in one to three years after grant. Options generally expire 10 years after the date of grant. Restricted stock generally vests after three years. According to these plans at January 31, 2006, the Company is authorized to grant an additional 2.8 million shares related to stock options or restricted stock.

In the first quarter of 2006, the fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options of the Company’s stock. The expected volatilities are constructed from the following three components: the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options’ time to maturity. The Company uses historical data to estimate option exercise behavior and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the option expense over the vesting period according to FASB Statement No. 123, which included employees eligible to retire. Under FASB Statement No. 123 (revised 2004), the options granted after the adoption must be recognized in expense over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or recognized over the vesting period if the employee is not eligible to retire. The amount of expense for options granted prior to adoption for employees eligible to retire that continues to be amortized over the nominal vesting period in the first quarter of 2006 was approximately $5 million.

The assumptions used for the binomial lattice model to determine the fair value of options granted in the first quarter of 2006 follow:

Risk-free interest rate	3.8% - 4.5%
Expected dividends	1.8%
Expected volatility	25.3% - 27.5%
Weighted-average volatility	25.4%
Expected term (in years)	6.9 – 7.7

Stock option activity at January 31, 2006 and changes during the first quarter of 2006 in millions of dollars and shares except for share price follows:

	Shares	Exercise Price	Remaining Contractual Term (Years)*	Aggregate Intrinsic Value

Outstanding at beginning of period	18.2	$51.82
Granted	2.4	68.88
Exercised	(1.1)	44.45
Outstanding at end of period	19.5	54.32	6.9	$352
Exercisable at end of period	13.7	48.63	6.1	326

* Weighted-averages

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $49 million and the total intrinsic value of options exercised during the same period was $27 million.

The Company’s nonvested restricted shares at January 31, 2006 and changes during the first quarter of 2006 in millions of dollars and shares follow:

	Shares	Grant-Date Fair Value *

Nonvested at beginning of period	.7	$40.5
Granted	.2	13.0
Vested	(.2)	(7.8)
Forfeited		(.6)
Nonvested at end of period	.7	$45.1

* Weighted-averages

During the first quarter of 2006, the total share-based compensation expense for all compensation related to share-based plans was $47 million. The total income tax benefit recognized in net income related to this expense was $16 million. At January 31, 2006, there was $97 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total fair value of shares vested during the first quarter of 2006 was $58 million. During the first quarter of 2006, cash received from stock option exercises was $47 million and the total tax benefit to be realized for the tax deductions from these option exercises was $10 million.

The Company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At January 31, 2006, the Company had 33.6 million shares in treasury stock and approximately 23.7 million shares remaining to be repurchased under its current publicly announced 26 million share repurchase program.

FASB Statement No. 151

In the first quarter of 2006, the Company adopted FASB Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the Company’s financial position or net income.

New accounting standards to be adopted are as follows:

FASB Statement No. 155

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets. The effective date is the beginning of fiscal year 2007. It will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of the year of adoption. The adoption of the Statement is not expected to have a material effect on the Company’s financial position or net income.

(16) In February 2006, the Company announced a cash tender offer of up to $500 million to repurchase outstanding notes. This tender offer is expected to result in an after-tax charge of approximately $50 million in the second quarter of 2006.

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2006 and 2005

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
(In millions of dollars) Unaudited	2006	2005	2006	2005
Net Sales and Revenues
Net sales	$3,691.4	$3,526.5
Finance and interest income	22.0	29.0	$441.2	$357.2
Other income	90.1	72.2	32.7	22.2
Total	3,803.5	3,627.7	473.9	379.4

Costs and Expenses
Cost of sales	2,896.3	2,769.8
Research and development expenses	161.0	149.3
Selling, administrative and general expenses	396.8	367.2	71.8	63.5
Interest expense	53.6	56.8	187.1	124.7
Interest compensation to Financial Services	48.9	46.2
Other operating expenses	36.3	28.5	85.5	67.8
Total	3,592.9	3,417.8	344.4	256.0

Income of Consolidated Group Before Income Taxes	210.6	209.9	129.5	123.4
Provision for income taxes	71.2	72.0	45.0	43.3
Income of Consolidated Group	139.4	137.9	84.5	80.1

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Credit	84.3	81.6	.1	.2
Other	.2	(4.5)
Total	84.5	77.1	.1	.2

Income from Continuing Operations	223.9	215.0	84.6	80.3
Income from Discontinued Operations	12.0	7.8	12.0	7.8
Net Income	$235.9	$222.8	$96.6	$88.1

*                 Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

CONDENSED BALANCE SHEET

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
(In millions of dollars) Unaudited	January 31 2006	October 31 2005	January 31 2005	January 31 2006	October 31 2005	January 31 2005
Assets
Cash and cash equivalents	$1,202.8	$1,943.9	$2,541.4	$274.3	$314.2	$324.1
Cash equivalents deposited with unconsolidated subsidiaries		179.7	90.2
Cash and cash equivalents	1,202.8	2,123.6	2,631.6	274.3	314.2	324.1
Marketable securities	1,914.8	2,158.7		52.8	10.4
Receivables from unconsolidated subsidiaries and affiliates	146.7	324.4	1,316.1	4.0	.3	3.3
Trade accounts and notes receivable - net	824.3	873.7	704.2	2,780.6	2,621.6	2,797.1
Financing receivables - net	2.2	5.6	41.3	12,525.2	12,863.8	11,311.0
Restricted financing receivables - net				1,561.6	1,457.9
Other receivables	245.2	401.2	223.6	125.9	121.8	93.8
Equipment on operating leases - net			5.6	1,311.8	1,335.6	1,226.7
Inventories	2,731.7	2,134.9	2,802.0
Property and equipment - net	2,277.8	2,277.3	2,111.4	115.5	66.1	25.5
Investments in unconsolidated subsidiaries and affiliates	2,479.4	2,318.8	2,116.1	4.4	4.3	4.2
Goodwill	1,102.5	1,088.5	984.5
Other intangible assets - net	21.0	18.3	21.3
Prepaid pension costs	2,630.4	2,638.5	2,473.8	22.8	24.2	17.3
Other assets	197.6	173.5	222.7	344.3	246.2	245.1
Deferred income taxes	742.0	729.7	676.5	15.9	11.1
Deferred charges	107.9	102.2	100.4	31.4	32.5	23.4
Assets of discontinued operations	124.4	159.6	144.8	313.3	351.3	347.5
Total Assets	$16,750.7	$17,528.5	$16,575.9	$19,483.8	$19,461.3	$16,419.0
Liabilities and Stockholders’ Equity
Short-term borrowings	$595.7	$677.4	$311.7	$5,934.5	$6,206.4	$3,660.1
Payables to unconsolidated subsidiaries and affiliates	134.9	141.1	127.7	132.6	485.7	1,386.3
Accounts payable and accrued expenses	3,502.2	4,044.7	3,385.7	703.8	654.6	530.3
Accrued taxes	176.0	188.2	153.7	41.8	26.1	32.9
Deferred income taxes	12.6	11.8	11.5	163.1	163.6	176.5
Long-term borrowings	2,421.0	2,423.4	2,722.4	9,780.4	9,315.4	8,232.3
Retirement benefit accruals and other liabilities	3,029.2	3,190.4	3,365.1	36.7	41.9	36.7
Liabilities of discontinued operations				188.9	191.7	202.7
Total liabilities	9,871.6	10,677.0	10,077.8	16,981.8	17,085.4	14,257.8
Common Stock, $1 par value (issued shares at January 31, 2006 – 268,215,602)	2,100.7	2,081.7	2,043.5	1,017.2	997.8	976.8
Common stock in treasury	(1,910.9)	(1,743.5)	(1,099.0)
Unamortized restricted stock compensation	(15.6)	(16.4)	(27.3)
Retained earnings	6,700.0	6,556.1	5,583.7	1,418.5	1,320.9	1,141.6
Total	6,874.2	6,877.9	6,500.9	2,435.7	2,318.7	2,118.4
Accumulated other comprehensive income (loss)	4.9	(26.4)	(2.8)	66.3	57.2	42.8
Stockholders’ equity	6,879.1	6,851.5	6,498.1	2,502.0	2,375.9	2,161.2
Total Liabilities and Stockholders’ Equity	$16,750.7	$17,528.5	$16,575.9	$19,483.8	$19,461.3	$16,419.0

*      Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2006 and 2005

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
(In millions of dollars) Unaudited	2006	2005	2006	2005
Cash Flows from Operating Activities
Net income	$235.9	$222.8	$96.6	$88.1
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Provision (credit) for doubtful receivables	1.7	3.0	2.8	(5.6)
Provision for depreciation and amortization	96.5	98.8	76.7	72.5
Undistributed earnings of unconsolidated subsidiaries and affiliates	(96.5)	4.8	(.1)	(.2)
Provision (credit) for deferred income taxes	(13.2)	(43.8)	(7.1)	19.5
Changes in assets and liabilities:
Receivables	58.2	105.5	(5.2)	19.6
Inventories	(592.2)	(777.3)
Accounts payable and accrued expenses	(527.6)	(320.8)	57.3	(39.7)
Retirement benefit accruals/prepaid pension costs	(156.1)	75.0	(8.8)	2.7
Other	172.3	179.1	(24.8)	(13.8)
Net cash provided by (used for) operating activities	(821.0)	(452.9)	187.4	143.1

Cash Flows from Investing Activities
Collections of receivables		14.9	6,617.8	5,731.3
Proceeds from sales of financing receivables			17.8	57.8
Proceeds from maturities and sales of marketable securities	618.7		68.1	19.1
Proceeds from sales of equipment on operating leases		2.7	83.3	88.8
Cost of receivables acquired		(.1)	(6,502.5)	(5,838.3)
Purchases of marketable securities	(383.8)		(62.5)	(37.2)
Purchases of property and equipment	(124.1)	(80.6)	(49.6)	(.6)
Cost of operating leases acquired			(119.7)	(103.1)
Acquisitions of businesses, net of cash acquired	(14.6)	(6.1)
Other	(10.6)	12.0	(70.9)	4.2
Net cash provided by (used for) investing activities	85.6	(57.2)	(18.2)	(78.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(92.0)	(2.0)	95.1	14.4
Change in intercompany receivables/payables	181.0	153.9	(360.6)	(288.2)
Proceeds from long-term borrowings		1.1	525.7	378.5
Principal payments on long-term borrowings	(3.0)	(2.2)	(486.4)	(25.6)
Proceeds from issuance of common stock	47.3	71.0
Repurchases of common stock	(241.8)	(162.3)
Dividends paid	(73.7)	(69.3)		(89.2)
Other	(.2)	(.2)	19.4	2.7
Net cash used for financing activities	(182.4)	(10.0)	(206.8)	(7.4)

Effect of Exchange Rate Changes on Cash	(3.0)	12.2	(2.3)	.4

Net Increase (Decrease) in Cash and Cash Equivalents	(920.8)	(507.9)	(39.9)	58.1
Cash and Cash Equivalents at Beginning of Period	2,123.6	3,139.5	314.2	266.0
Cash and Cash Equivalents at End of Period	$1,202.8	$2,631.6	$274.3	$324.1

*                 Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of construction and forestry equipment.  The Company’s continuing Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  The health care operations, included in Financial Services, are classified as discontinued operations due to an anticipated sale (see Note 13).  These operations have provided managed health care services for the Company and certain outside customers.  The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company’s businesses are currently affected by the following key trends and economic conditions.  Global farm fundamentals remain generally positive due in large part to favorable levels of carryover stocks of wheat and corn.  However, industry sales of agricultural equipment in 2006 are expected to be down about 5 percent in the U.S. and Canada, down about 5 percent in Western Europe and down about 20 percent in South America.  The Company’s agricultural equipment sales were down 6 percent for the first quarter of 2006 and are forecast to be flat to down 2 percent for the year.  The Company’s commercial and consumer equipment sales increased 20 percent in the first quarter of 2006 and are expected to increase approximately 10 to 12 percent for the year with support from new products, an assumed return to more normal weather patterns and higher landscapes business sales.  Construction and forestry markets are forecast to experience further growth in 2006 as a result of a positive level of construction spending, especially in the nonresidential sector.  The Company’s construction and forestry sales increased 18 percent in the first quarter of 2006 and are forecast to increase 8 to 10 percent in 2006.  The Company’s credit operations are expected to report net income of approximately $330 million for the year.

Items of concern include the availability and price of raw materials that require a high content of natural gas and petroleum, and large tires particularly for construction equipment.  Another item of uncertainty affecting farm cash receipts is the potential impact on farm subsidies and farmer confidence in both Europe and the U.S. as a result of the negotiations at the World Trade Organization and budget pressures in both regions.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  There is also risk related to the success of new product introduction initiatives and customer acceptance of new products.

Positive customer response to the Company’s advanced product lineup and a continuing focus on operating efficiency are helping drive the Company’s results.  At the same time, rigorous management of operating costs and asset levels is helping sustain financial performance.  The Company is also providing further value to shareholders in the form of higher dividends and stock repurchases.  As a result of these steps, the Company believes it is positioned to continue delivering strong financial results and solid investor value for the long term.

2006 Compared with 2005

Deere & Company’s net income for the first quarter of 2006 was $235.9 million, or $.99 per share, compared with $222.8 million, or $.89 per share, for the same period last year.  The Company’s net income from continuing operations for the first quarter was $223.9 million, or $.94 per share, compared to $215.0 million, or $.86 per share, in the same period last year.

Worldwide net sales and revenues increased 7 percent to $4,202 million for the first quarter, compared with $3,935 million a year ago.  Net sales of the equipment operations were $3,691 million for the first quarter, compared with $3,526 million last year.  Excluding the effect of currency translation and price changes, worldwide equipment sales were up 4 percent for the quarter.  On a reported basis, equipment sales in the U.S. and Canada increased 9 percent for the quarter.  Outside the U.S. and Canada, sales increased by 1 percent excluding currency translation, but were down 5 percent as reported.

The Company’s Equipment Operations had operating profit of $261 million for the first quarter, compared with $262 million last year.  Operating profit was negatively affected by lower manufacturing volumes and the expensing of stock options.  These items were mostly offset by higher shipments, improved price realization and lower retirement benefit costs.  The Equipment Operations had net income of $139.4 million for the first quarter of 2006, compared to $137.9 million last year.  The same factors mentioned above in addition to lower interest expense affected these results.

Trade receivables and inventories at the end of the quarter were $5,911 million, or 30 percent of the last 12 months’ sales, compared with $5,934 million, or 32 percent of sales, a year ago.

Business Segment Results

•                  Agricultural Equipment.  Segment sales in the first quarter declined 6 percent as a result of lower shipments and currency translation, partially offset by improved price realization.  Operating profit was $106 million for the quarter, compared with $163 million for the same period last year.  Quarterly profit was down primarily due to lower shipments and inefficiencies related to lower worldwide production volumes, partially offset by improved price realization and lower retirement benefit costs.

•                  Commercial and Consumer Equipment.  Segment sales rose 20 percent for the first quarter due to higher sales in the landscapes business.  Shipments excluding landscapes were up 9 percent.  The segment had operating profit of $19 million for the quarter versus an operating loss of $2 million for the first quarter last year.  The improvement was primarily due to an increase in the profitability of the landscapes business.

•                  Construction and Forestry.  Segment sales rose 18 percent for the first quarter reflecting strong activity at the retail level.  Operating profit improved to $136 million for the quarter, compared with $101 million for the same period last year.  Higher operating profit was primarily due to increased shipments and efficiencies related to stronger production volumes, partially offset by expenses to close a facility in Canada (see Note 14).  Improved price realization offset the impact of higher raw material costs for the quarter.

•                  Credit.  The credit segment had an operating profit of $129 million for the first quarter, compared with $126 million last year.  The increase was primarily due to growth in the portfolio, partially offset by lower financing spreads and a higher provision for credit losses.  Total revenues of the credit operations, including intercompany revenues increased 22 percent to $463 million in the current quarter from $379 million in the first quarter of 2005.  The average balance of receivables and leases financed was 18 percent higher in the first quarter, compared with the same period last year.  Interest expense increased 50 percent in the current quarter, compared with last year, as a result of higher average borrowings and borrowing rates.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.71 to 1 for the first quarter this year, compared with 2.10 to 1 in the same period last year.

The cost of sales to net sales ratio for the first quarter of 2006 and 2005 was 78.5 percent in both years.  The impacts of lower manufacturing volumes and the expensing of stock options were primarily offset by improved price realization and lower retirement benefit costs.

Finance and interest income, and interest expense increased this year due to growth in the credit operations portfolio and higher financing and borrowing rates.  Other income was higher in the current quarter primarily due to increased investment income from the marketable securities held by the Equipment Operations.  Selling, administrative and general expenses were higher in 2006 primarily due to the expensing of stock options.

Market Conditions and Outlook

Company equipment sales are projected to increase by 3 to 5 percent for full-year 2006 and to be flat to up 2 percent for the second quarter, compared to the same periods last year.  Consistent with ongoing asset management initiatives, production levels are expected to be down about 4 percent for the year and down about 9 percent in the second quarter.  Based on the above and the following items, net income is forecast to be approximately $1.65 billion for the year and in a range of $675 million to $700 million for the second quarter.

The Company’s net income projection includes the impact of three previously announced items.  These are the sale of the Company’s health care business, which is expected to add approximately $225 million after-tax to second-quarter and full-year earnings; the closure of a forestry equipment plant in Canada, expected to result in an after-tax charge of about $40 million over the course of the year; and a cash tender offer to repurchase outstanding notes, expected to result in an after-tax charge of approximately $50 million in the second-quarter and full-year earnings.

•                  Agricultural Equipment.  Global farm fundamentals remain generally positive due in a large part to favorable levels of carryover stocks of wheat and corn.  Although worldwide farm-commodity production has been strong in recent years, demand has been increasing at a rapid rate as a result of dietary upgrading and the growing popularity of renewable fuels, such as ethanol in the U.S.

In the U.S. and Canada, the farm sector remains in sound overall condition.  However, industry sales of agricultural equipment are now expected to be down about 5 percent for 2006 due to concerns over farm input costs, especially for fuel and fertilizer, and a slight decrease in cash receipts.  The outlook for cash receipts, while lower than last year, has improved modestly from the previous forecast.  At the same time, farmers are expected to benefit from debt levels that remain well under control and from rising land values.

In other parts of the world, industry retail sales in Western Europe are forecast to be down about 5 percent for the year.  Concerns over farm income and government policies as well as drought conditions are expected to put pressure on sales in the region.  In South America, industry sales are now forecast to be down about 20 percent.  Factors having a negative impact on the market include a further strengthening in the Brazilian currency and drought concerns in Argentina.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be flat to down 2 percent for the year.  Although Company sales are expected to benefit from newly introduced products, results will be affected by ongoing efforts to reduce Company-owned and field inventories.

•                  Commercial and Consumer Equipment.  Sales of the Company’s commercial and consumer equipment are forecast to be up 10 to 12 percent for the year with support from newly introduced products, an assumed return to more normal weather patterns and the higher sales from the Company’s landscapes business.  Segment sales are also expected to benefit from an expanded presence of the Company’s products in the mass channel.

•                  Construction and Forestry.  Markets for construction equipment are forecast to experience further growth in 2006 as a result of a positive level of construction spending, especially in the nonresidential sector.  Sales are expected to benefit particularly from contractors updating and expanding their fleets.  Worldwide forestry equipment markets are projected to remain near last year’s level in the U.S. and Canada and be lower in Europe.  In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to rise by 8 to 10 percent for fiscal 2006.

•                  Credit.  Full-year net income for the Company’s credit operations is forecast to be about $330 million.  The improvement is expected to be driven by growth in the credit portfolio.

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (see Notes 4 and 15).  The Company used the modified prospective method of adoption, which does not require restatement of prior periods.  The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  The effect of adoption of the new standard in the first quarter of 2006 related to stock options and restricted stock was an additional expense of $42 million pretax, or $26 million after-tax ($.11 per share, basic and diluted).  As of January 31, 2006, there was $97 million of total unrecognized compensation cost from share-based compensation arrangements, which is related to nonvested shares.  This compensation is expected to be recognized over a weighted-average period of approximately two years.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements in the “Overview,” “Market Conditions and Outlook” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

Forward-looking statements involve certain factors that are subject to change, including, for the Company’s agricultural equipment segment, the many interrelated factors that affect farmers’ confidence.  These factors  include worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops, real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs, international reaction to such programs, animal diseases (including bovine spongiform encephalopathy, commonly known as “mad cow” disease and avian flu), crop pests and diseases (including Asian rust) and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political stability of the global markets in which the Company operates; production and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the success of new product introduction initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses, common stock issuances and repurchases, and the issuance and retirement of Company debt.

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

Negative cash flows from operating activities in the first three months of 2006 of $821 million resulted primarily from an increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals.  Partially offsetting these operating cash outflows were positive cash flows from net income, a decrease in taxes receivable and a decrease in trade receivables.  The resulting net cash requirement for operating activities, purchases of marketable securities, repurchases of common stock, purchases of property and equipment and payment of dividends were provided primarily from a decrease in cash and cash equivalents, proceeds from maturities and sales of marketable securities, a decrease in receivables from Financial Services and issuances of common stock (which were the result of the exercise of stock options).

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

Trade receivables held by the Equipment Operations decreased $49 million during the first quarter and increased $120 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the following consolidated discussion of trade receivables.

Inventories increased by $597 million during the first three months, primarily reflecting a seasonal increase in the first quarter.  Inventories decreased $70 million, compared to a year ago.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 25 percent at January 31, 2006, compared to 22 percent at October 31, 2005 and 27 percent at January 31, 2005.

Total interest-bearing debt of the Equipment Operations was $3,017 million at January 31, 2006, compared with $3,101 million at the end of fiscal year 2005 and $3,034 million at January 31, 2005.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 30 percent, 31 percent and 32 percent at January 31, 2006, October 31, 2005 and January 31, 2005, respectively.

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

During the first quarter of 2006, the cash provided by operating activities was used primarily for investing and financing activities.  Cash provided by Financial Services operating activities was $187 million in the current quarter.  Cash used for investing activities totaled $18 million in the first three months of 2006 as the cost of receivables and leases acquired were mostly offset by collections of receivables.  Cash used for financing activities totaled $207 million in the current quarter, resulting primarily from a decrease in payables to the Equipment Operations, partially offset by an increase in long-term and short-term borrowings.  Cash and cash equivalents decreased $40 million.

In the first three months of 2005, the cash provided by operating activities was used for investing activities, financing activities and an increase in cash and cash equivalents.  Cash provided by Financial Services operating activities was $143 million in the first three months of 2005.  Cash used for investing activities totaled $78 million in the first three months of 2005, primarily due to the cost of receivables acquired exceeding collections of receivables.  Cash used for financing activities totaled $7 million in the first three months of 2005, resulting primarily from a decrease in payables to the Equipment Operations and dividends paid to the Equipment Operations, partially offset by an increase in long-term and short-term borrowings.  Cash and cash equivalents increased $58 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2006 and the past 12 months, these receivables and leases decreased $100 million and increased $2,844 million, respectively.  The increase in the past 12 months was due to restricted financing receivables related to secured borrowings remaining on the balance sheet instead of being sold, and the acquisitions of receivables exceeding collections.  Total acquisitions of receivables and leases were 11 percent higher in the first three months of 2006, compared with the same period last year.  Acquisition volumes of operating loans, wholesale notes, leases, trade receivables, revolving charge accounts and retail notes were all higher in the first three months of 2006, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $19,919 million at January 31, 2006, compared with $20,298 million at October 31, 2005 and $18,230 million at January 31, 2005.  At January 31, 2006, the unpaid balance of all receivables previously sold was $1,740 million, compared with $2,019 million at October 31, 2005 and $2,895 million at January 31, 2005.

Total external interest-bearing debt of the credit operations was $15,715 million at January 31, 2006, compared with $15,522 million at the end of fiscal year 2005 and $11,892 million at January 31, 2005.  Included in this debt are secured borrowings of $1,646 million at January 31, 2006 and $1,474 million at October 31, 2005 (see Note 6).  Total external borrowings increased during the first three months of 2006 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 6.8 to 1 at January 31, 2006, compared with 7.2 to 1 at October 31, 2005 and 6.5 to 1 at January 31, 2005.  The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.1 to 1, 6.5 to 1 and 6.5 to 1 for the same periods.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes.  This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time.  This facility has no final maturity date.  Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis.  If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected.  At January 31, 2006, $1,855 million was outstanding under the facility of which $937 million was recorded on the balance sheet (see Note 6).

During the first quarter of 2006, the credit operations issued $526 million and retired $486 million of long-term borrowings, which were primarily medium-term notes.

Capital expenditures for the Financial Services in 2006 are estimated to be approximately $285 million, primarily related to the wind energy entities.

Consolidated

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes through secured financings or sales, and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at January 31, 2006, October 31, 2005 and January 31, 2005 was approximately $2.1 billion, $2.2 billion and $1.9 billion, respectively, while the total cash and cash equivalents and marketable securities position in continuing operations was approximately $3.4 billion, $4.4 billion and $2.9 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation.  Worldwide lines of credit totaled $2,585 million at January 31, 2006, $412 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at January 31, 2006 were long-term credit facility agreements of $1,250 million, expiring in February 2009, and $625 million, expiring in February 2010, for a total of $1,875 million long term.  In February 2006, the Company replaced its existing long-term credit facility agreements totaling $1,875 million and its $625 million short-term agreement with one $3 billion five-year credit agreement, which will expire in February 2011.

The credit agreements require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  At January 31, 2006, the ratio was 30 percent.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2006 was $5,250 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $9,750 million at January 31, 2006.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Positive
Standard & Poor’s	A-	A-2	Positive

Marketable securities held by continuing operations decreased by $201 million during the first three months of 2006 and increased by $1,968 million during the past 12 months.  The significant increase in the past 12 months is due to the Equipment Operations investing a portion of their cash and cash equivalents into marketable securities during this period.  The marketable securities held by the health care operations have been included in the assets of discontinued operations (see Note 13).

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $61 million, during the first three months of 2006, and $47 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at January 31, 2006, compared to 16 percent at October 31, 2005 and 17 percent at January 31, 2005.  Agricultural equipment trade receivables decreased $79 million, commercial and consumer equipment receivables increased $1 million and construction and forestry receivables increased $125 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 2 percent and 2 percent at January 31, 2006, October 31, 2005 and January 31, 2005, respectively.

Stockholders’ equity was $6,879 million at January 31, 2006, compared with $6,852 million at October 31, 2005 and $6,498 million at January 31, 2005.  The increase of $27 million during the first quarter of 2006 resulted primarily from net income of $236 million, a change in the cumulative translation adjustment of $29 million and an increase in common stock of $19 million, which was partially offset by an increase in treasury stock of $167 million and dividends declared of $92 million.

The cash flows from discontinued operations included in the consolidated cash flows in the first quarter of 2006 and 2005 were not material.

As previously announced, the Company sold its health care operations for approximately $500 million in February 2006 (see Note 13). In February 2006, the Company also announced a cash tender offer of up to $500 million to repurchase outstanding notes during the second quarter of 2006 (see note 16).

The Board of Directors at its meeting on February 22, 2006 declared a quarterly dividend of $.39 per share payable May 1, 2006, to stockholders of record on March 31, 2006.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2006 were as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
Nov 1 to Nov 30	631	$63.46	631	$43.0

Dec 1 to Dec 31	1,092	$69.76	1,083	25.5

Jan 1 to Jan 31	1,833	$68.81	1,833	23.7

Total	3,556		3,547

(1)          During the first quarter of 2006, the Company had two active share repurchase programs.  The program announced in December 2004 was to purchase up to $1 billion of the Company’s common stock.  All the shares under the December 2004 program were purchased by the end of December 2005.  The dollar amount remaining to be purchased at the end of November shown above relates to the December 2004 program.  The program announced in November 2005 was to purchase up to 26 million shares of the Company’s common stock.  The purchases for the November 2005 program started in December 2005 and the amounts remaining to be purchased at the end of December and January shown above represent the number of shares remaining under this program.

(2)          Total shares purchased in December 2005 included approximately 8 thousand shares received from an officer to exercise certain stock option awards and approximately 1 thousand shares to pay the associated payroll taxes.  All the shares were valued at the market price of $69.09 per share.

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

DEERE & COMPANY

Date:	February 24, 2006	By:	/s/ M. J. Mack, Jr.
Michael J. Mack, Jr. Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws , as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 14, 2006.

10.1	Omnibus Equity and Incentive (Exhibit 10 to Form 8-K of registrant filed on February 22, 2006*)

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*      Incorporated by reference.  Copies of these exhibits are available from the Company upon request.