Form 10-Q
period 2006-04-30
DEERE & CO
filed 2006-06-01
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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
Yes ☐ No ☒

At April 30, 2006, 235,271,079 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2006 and 2005
(In millions of dollars and shares except per share amounts) Unaudited

	2006	2005
Net Sales and Revenues
Net sales	$6,029.0	$6,019.2
Finance and interest income	416.9	341.9
Other income	115.6	79.7
Total	6,561.5	6,440.8

Costs and Expenses
Cost of sales	4,542.7	4,545.7
Research and development expenses	187.8	170.4
Selling, administrative and general expenses	613.8	563.1
Interest expense	250.4	180.1
Other operating expenses	181.6	94.1
Total	5,776.3	5,553.4

Income of Consolidated Group Before Income Taxes	785.2	887.4
Provision for income taxes	269.9	294.4
Income of Consolidated Group	515.3	593.0

Equity in Income of Unconsolidated Affiliates
Credit	.2	.1
Other	1.5	6.2
Total	1.7	6.3

Income from Continuing Operations	517.0	599.3
Income from Discontinued Operations	227.6	4.7
Net Income	$744.6	$604.0

Per Share Data
Basic:
Continuing operations	$2.19	$2.44
Discontinued operations	.97	.02
Net income	$3.16	$2.46

Diluted:
Continuing operations	$2.17	$2.41
Discontinued operations	.96	.02
Net income	$3.13	$2.43

Average Shares Outstanding:
Basic	235.3	245.4
Diluted	238.1	248.7

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2006 and 2005
(In millions of dollars and shares except per share amounts) Unaudited

	2006	2005
Net Sales and Revenues
Net sales	$9,720.3	$9,545.7
Finance and interest income	820.4	667.5
Other income	222.9	162.1
Total	10,763.6	10,375.3

Costs and Expenses
Cost of sales	7,439.0	7,315.4
Research and development expenses	348.8	319.7
Selling, administrative and general expenses	1,081.5	992.7
Interest expense	480.3	347.2
Other operating expenses	288.7	179.5
Total	9,638.3	9,154.5

Income of Consolidated Group Before Income Taxes	1,125.3	1,220.8
Provision for income taxes	386.0	409.9
Income of Consolidated Group	739.3	810.9

Equity in Income of Unconsolidated Affiliates
Credit	.3	.3
Other	1.3	3.1
Total	1.6	3.4

Income from Continuing Operations	740.9	814.3
Income for Discontinued Operations	239.6	12.5
Net Income	$980.5	$826.8

Per Share Data
Basic:
Continuing operations	$3.14	$3.31
Discontinued operations	1.02	.05
Net income	$4.16	$3.36

Diluted:
Continuing operations	$3.11	$3.26
Discontinued operations	1.00	.05
Net income	$4.11	$3.31

Average Shares Outstanding:
Basic	235.8	246.2
Diluted	238.5	249.8

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2006	2005	2005
Assets
Cash and cash equivalents	$1,201.9	$2,258.2	$3,056.7
Marketable securities	1,774.7	2,169.1	1.7
Receivables from unconsolidated affiliates	22.7	18.4	21.4
Trade accounts and notes receivable — net	4,400.6	3,117.8	4,389.6
Financing receivables — net	13,082.9	12,869.4	11,769.9
Restricted financing receivables — net	1,685.3	1,457.9	600.3
Other receivables	366.7	523.0	301.2
Equipment on operating leases — net	1,360.9	1,335.6	1,214.4
Inventories	2,711.8	2,134.9	2,890.0
Property and equipment — net	2,449.9	2,343.3	2,155.5
Investments in unconsolidated affiliates	109.8	106.7	109.7
Goodwill	1,083.3	1,088.5	973.8
Other intangible assets — net	53.3	18.3	21.0
Prepaid pension costs	2,648.2	2,662.7	2,652.7
Other assets	458.3	419.8	450.3
Deferred income taxes	538.1	628.1	597.3
Deferred charges	146.4	133.8	138.3
Assets of discontinued operations		351.3	349.8
Total Assets	$34,094.8	$33,636.8	$31,693.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,584.5	$6,883.8	$5,364.0
Payables to unconsolidated affiliates	188.0	140.8	174.3
Accounts payable and accrued expenses	4,330.7	4,320.9	4,196.1
Accrued taxes	246.2	214.3	188.7
Deferred income taxes	67.0	62.7	61.8
Long-term borrowings	11,479.8	11,738.8	11,324.3
Retirement benefit accruals and other liabilities	2,638.3	3,232.3	3,431.0
Liabilities of discontinued operations		191.7	213.7
Total liabilities	26,534.5	26,785.3	24,953.9
Common stock, $1 par value (issued shares at April 30, 2006 — 268,215,602)	2,157.5	2,081.7	2,043.5
Common stock in treasury	(1,991.5)	(1,743.5)	(1,389.0)
Unamortized restricted stock compensation	(12.9)	(16.4)	(24.6)
Retained earnings	7,353.0	6,556.1	6,106.1
Total	7,506.1	6,877.9	6,736.0
Accumulated other comprehensive income (loss)	54.2	(26.4)	3.7
Stockholders’ equity	7,560.3	6,851.5	6,739.7
Total Liabilities and Stockholders’ Equity	$34,094.8	$33,636.8	$31,693.6

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2006 and 2005
(In millions of dollars) Unaudited

	2006	2005
Cash Flows from Operating Activities
Net income	$980.5	$826.8
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	17.4	4.6
Provision for depreciation and amortization	331.9	313.8
Gain on the sale of a business	(355.4)
Undistributed earnings of unconsolidated affiliates	(.2)	(2.3)
Provision (credit) for deferred income taxes	82.4	(72.0)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,478.3)	(1,201.5)
Inventories	(657.7)	(982.4)
Accounts payable and accrued expenses	44.2	266.5
Retirement benefit accruals/prepaid pension costs	(592.0)	(52.3)
Other	234.3	148.3
Net cash used for operating activities	(1,392.9)	(750.5)

Cash Flows from Investing Activities
Collections of financing receivables	4,921.0	3,927.4
Proceeds from sales of financing receivables	39.6	51.5
Proceeds from maturities and sales of marketable securities	1,913.0	26.8
Proceeds from sales of equipment on operating leases	157.0	200.6
Proceeds from sales of businesses, net of cash sold	437.2	46.0
Cost of financing receivables acquired	(5,002.3)	(4,935.8)
Purchases of marketable securities	(1,443.8)	(57.7)
Purchases of property and equipment	(322.8)	(182.4)
Cost of operating leases acquired	(190.2)	(136.0)
Acquisitions of businesses, net of cash acquired	(14.6)	(6.1)
Other	(40.8)	25.2
Net cash provided by (used for) investing activities	453.3	(1,040.5)

Cash Flows from Financing Activities
Increase in short-term borrowings	456.4	976.5
Proceeds from long-term borrowings	1,479.8	1,480.1
Payments on long-term borrowings	(1,657.9)	(270.7)
Proceeds from issuance of common stock	268.1	96.6
Repurchases of common stock	(566.4)	(484.4)
Dividends paid	(165.7)	(138.6)
Excess tax benefits from share-based compensation	66.7
Other	(9.6)	(.7)
Net cash provided by (used for) financing activities	(128.6)	1,658.8

Effect of Exchange Rate Changes on Cash	11.9	7.8

Net Decrease in Cash and Cash Equivalents	(1,056.3)	(124.4)
Cash and Cash Equivalents at Beginning of Period	2,258.2	3,181.1
Cash and Cash Equivalents at End of Period	$1,201.9	$3,056.7

See Notes to Interim Financial Statements.

Notes to Interim Financial Statements (Unaudited)

(1)             The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Certain amounts for prior periods have been reclassified to conform with 2006 financial statement presentations.

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers. Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by an independent dealer and are included in investing activities. The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows related to use of equipment included in the Company’s inventory (operating activity) for equipment leased to customers under operating leases (investing activity) of approximately $90 million and $99 million in the first six months of 2006 and 2005, respectively.

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

Financial Services — Includes the Company’s credit and certain miscellaneous service operations with the health care operations reported on a discontinued basis (see Note 13).

Consolidated — Represents the consolidation of the Equipment Operations and Financial Services with the health care operations reported on a discontinued basis (see Note 13). References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)             An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Balance, beginning of period	$6,700.0	$5,583.7	$6,556.1	$5,445.1
Net income	744.6	604.0	980.5	826.8
Dividends declared	(91.7)	(76.1)	(183.7)	(145.2)
Other adjustments	.1	(5.5)	.1	(20.6)
Balance, end of period	$7,353.0	$6,106.1	$7,353.0	$6,106.1

(4)             In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, for the recognition of share-based employee compensation expense in its financial statements (see Note 16). In the prior periods, the Company used the intrinsic value method for share-based employee compensation. The pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123 had been used to account for stock-based compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended April 30 2005	Six Months Ended April 30 2005
Net income as reported	$604.0	$826.8

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.2	4.2

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(10.1)	(19.5)

Pro forma net income	$596.1	$811.5

Net income per share:
As reported — basic	$2.46	$3.36
Pro forma — basic	2.43	3.30
As reported — diluted	2.43	3.31
Pro forma — diluted	2.41	3.27

(5)             Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2006	October 31 2005	April 30 2005
Raw materials and supplies	$723	$716	$723
Work-in-process	417	425	475
Finished goods and parts	2,696	2,126	2,698
Total FIFO value	3,836	3,267	3,896
Less adjustment to LIFO basis	1,124	1,132	1,006
Inventories	$2,712	$2,135	$2,890

(6)             Contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Balance, beginning of period	$498	$458	$535	$458

Payments	(128)	(93)	(254)	(186)

Accruals for warranties	125	111	214	204

Balance, end of period	$495	$476	$495	$476

Beginning in 2005, the credit operations’ new securitizations of financing receivables (retail notes) held by special purpose entities (SPEs) met the criteria for secured financings rather than sales of receivables under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The borrowings related to these securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet. In addition to the restricted assets, the creditors of an unconsolidated SPE involved in secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $29 million as of April 30, 2006. A portion of the previous transfers of retail notes to this facility qualified as sales of receivables. As a result, this reserve fund is also included in the maximum exposure to losses for receivables that have been sold.

The total components of consolidated restricted assets related to securitizations follow in millions of dollars:

	April 30 2006	October 31 2005	April 30 2005
Restricted financing receivables	$1,693	$1,466	$602
Allowance for credit losses	(7)	(8)	(2)
Other assets	117	69	23
Total restricted securitized assets	$1,803	$1,527	$623

The components of consolidated secured liabilities related to securitizations follow in millions of dollars:

	April 30 2006	October 31 2005	April 30 2005
Short-term borrowings	$1,738	$1,474	$621
Accrued interest on borrowings	3	2	1
Total liabilities related to restricted securitized assets	$1,741	$1,476	$622

A portion of the restricted retail notes totaling $1,187 million at April 30, 2006, $816 million at October 31, 2005 and $602 million at April 30, 2005 related to secured financings were transferred to SPEs that are not consolidated since the Company is not the primary beneficiary. The borrowings related to these restricted retail notes included above are the obligations to these SPEs that are payable as the retail notes are liquidated. The remaining restricted retail notes totaling $506 million at April 30, 2006 and $650 million at October 31, 2005 were transferred to a SPE that has been consolidated since the Company is the primary beneficiary. This SPE is not a qualified SPE under FASB Statement No. 140 and, therefore, not exempt from consolidation. These restricted retail notes are the primary assets of this consolidated SPE. The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the retail notes are liquidated. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the governing documents. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. At April 30, 2006, the maximum remaining term of the restricted receivables was approximately six years.

The Company has certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At April 30, 2006, the maximum amount of exposure to losses under these agreements was $153 million. The estimated risk associated with sold receivables totaled $6 million at April 30, 2006. This risk of loss is recognized primarily in the retained interests on the Company’s balance sheet. The retained interests are related to assets held by unconsolidated SPEs. At April 30, 2006, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $1,351 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At April 30, 2006, the maximum remaining term of the receivables sold was approximately four years.

At April 30, 2006, the Company had approximately $140 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2006, the Company had accrued losses of approximately $2 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2006 was approximately seven years.

At April 30, 2006, the Company had guaranteed approximately $10 million of residual value for one operating lease related to a manufacturing building. The Company is obligated at the end of each lease term to pay to the lessor any reduction in market value of the leased property up to the guaranteed residual value. The Company recognizes the expense for the future estimated lease payments over the life of the operating lease and had accrued expenses of $4 million related to this agreement at April 30, 2006. The lease has a term expiring in June 2006.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At April 30, 2006, the maximum exposure for uncollected premiums was approximately $49 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $319 million at April 30, 2006. The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at April 30, 2006, the credit operations have accrued probable losses of approximately $.1 million under the Agreement.

At April 30, 2006, the Company had commitments of approximately $319 million for the construction and acquisition of property and equipment. The Company had pledged assets of $86 million, outside the U.S., as collateral for borrowings at April 30, 2006 and $15 million of restricted other assets related to the sale of the health care operations.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at April 30, 2006, for which it believes the probability for payment is primarily remote.

(7)             Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Dividends declared	$.39	$.31	$.78	$.59
Dividends paid	$.39	$.28	$.70	$.56

(8)             Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2006	2005	% Change	2006	2005	% Change
Net sales and revenues
Agricultural equipment*	$3,068	$3,292	-7	$4,962	$5,302	-6
Commercial and consumer equipment	1,319	1,235	+7	1,948	1,758	+11
Construction and forestry*	1,642	1,492	+10	2,810	2,486	+13
Total net sales**	6,029	6,019		9,720	9,546	+2
Credit revenues*	434	343	+27	842	673	+25
Other revenues**	99	79	+25	202	156	+29
Total net sales and revenues**	$6,562	$6,441	+2	$10,764	$10,375	+4

Operating profit (loss):***
Agricultural equipment	$385	$488	-21	$491	$651	-25
Commercial and consumer equipment	127	135	-6	146	133	+10
Construction and forestry	274	233	+18	410	334	+23
Credit	124	109	+14	253	235	+8
Other**				1
Total operating profit**	910	965	-6	1,301	1,353	-4
Interest, corporate expenses — net and income taxes	(393)	(366)	+7	(560)	(539)	+4
Income from continuing operations	517	599	-14	741	814	-9
Income from discontinued operations	228	5		240	13
Net income	$745	$604	+23	$981	$827	+19
Identifiable assets:
Agricultural equipment				$3,907	$3,891
Commercial and consumer equipment				1,771	1,648	+7
Construction and forestry				2,372	2,119	+12
Credit				20,631	17,991	+15
Other**				138	25	+452
Corporate**				5,276	5,670	-7
Discontinued operations					350
Total assets				$34,095	$31,694	+8

*                    Additional intersegment sales and revenues

Agricultural equipment sales	$48	$31	+55	$76	$53	+43
Construction and forestry sales	3	4	-25	5	7	-29
Credit revenues	70	64	+9	126	113	+12

**             Includes equipment operations outside the U.S. and Canada as follows:

Net sales	$1,723	$1,800	-4	$2,795	$2,924	-4
Operating profit	171	253	-32	243	364	-33

Other revenues and operating profit in the prior periods as presented above decreased $180 million and $6 million, respectively, in the second quarter and $373 million and $15 million, respectively, in the first six months from the amounts reported in 2005 due to a reclassification of the health care operations included in “Other” last year to discontinued operations this year. Identifiable “Other” assets decreased $400 million and were reclassified to discontinued operations and corporate assets (see Note 13).

***      Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)             A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Continuing Operations:
Net income	$517.0	$599.3	$740.9	$814.3
Average shares outstanding	235.3	245.4	235.8	246.2
Basic net income per share	$2.19	$2.44	$3.14	$3.31

Average shares outstanding	235.3	245.4	235.8	246.2
Effect of dilutive stock options	2.8	3.3	2.7	3.6
Total potential shares outstanding	238.1	248.7	238.5	249.8
Diluted net income per share	$2.17	$2.41	$3.11	$3.26

Total operations:
Net income	$744.6	$604.0	$980.5	$826.8
Average shares outstanding	235.3	245.4	235.8	246.2
Basic net income per share	$3.16	$2.46	$4.16	$3.36

Total potential shares outstanding	238.1	248.7	238.5	249.8
Diluted net income per share	$3.13	$2.43	$4.11	$3.31

Out of the total stock options outstanding during the second quarter and first six months of 2006, options to purchase 3.5 million shares were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share. All stock options outstanding were included in the above computations during 2005.

(10)       Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Net income	$744.6	$604.0	$980.5	$826.8

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	46.6	4.6	75.4	39.0
Unrealized gain (loss) on investments	(1.0)	.4	1.1	(.3)
Unrealized gain on derivatives	3.7	1.5	4.1	7.7
Comprehensive income	$793.9	$610.5	$1,061.1	$873.2

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Service cost	$36	$36	$73	$73
Interest cost	119	114	237	226
Expected return on plan assets	(166)	(172)	(332)	(342)
Amortization of actuarial loss	26	22	57	50
Amortization of prior service cost	11	10	21	21
Special early-retirement benefits	1		2
Curtailments			1
Net cost	$27	$10	$59	$28

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005
Service cost	$16	$13	$34	$41
Interest cost	77	74	154	150
Expected return on plan assets	(32)	(17)	(64)	(33)
Amortization of actuarial loss	45	64	98	149
Amortization of prior service cost	(33)	(32)	(66)	(66)
Special early-retirement benefits			1
Curtailments			2
Net cost	$73	$102	$159	$241

During the first six months of 2006, the Company contributed approximately $32 million to its pension plans and $782 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $33 million to its pension plans and $10 million to its other postretirement benefit plans in the remainder of fiscal year 2006. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)       In February 2006, the Company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for approximately $500 million and recognized a gain on the sale of approximately $350 million pretax, or $220 million after-tax in the second quarter and first six months of 2006. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these operations and the gain on the sale have been reflected as discontinued operations in the consolidated financial statements for all periods presented. The health care operations were previously reported by the Company as a component of “Other” under the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations on the consolidated balance sheet in prior periods in millions of dollars follow:

	October 31 2005	April 30 2005

Assets:
Marketable securities	$281	$273
Other receivables	38	41
Property and equipment — net	22	22
Other	10	14
Total assets	$351	$350

Liabilities:
Accounts payable and accrued expenses	$119	$142
Health care claims and reserves *	73	72
Total liabilities	$192	$214

*                   A portion of the health care claims and reserves of the health care operations was reclassified to accounts payable and accrued expenses of the continuing operations for an incurred but not reported reserve related to the Company’s continuing health care claims.

The amounts of revenue and pretax profit aggregated in discontinued operations on the statement of consolidated income in millions of dollars follow:

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

Revenues	$428	$181	$621	$373
Income before income taxes	365	8	384	20

The liabilities for employee termination benefits related to the discontinued operations in the first six months of 2006 in millions of dollars follow:

Accrued expense	$8
Payments	(3)
Liabilities at April 30, 2006	$5

The total employee termination benefit expenses expected to be incurred in relation to this disposal is $8 million pretax, which is included in the “Income from Discontinued Operations” line on the statement of consolidated income.

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

The liabilities for employee termination benefits related to the restructuring in the first six months of 2006 in millions of dollars follow:

Accrued expense	$7
Liabilities at April 30, 2006	$7

In the first six months of 2006, the total expense related to the closure was approximately $17 million pretax, which included the above accrued employee termination benefit expenses of $7 million; impairments and write-downs for property, equipment and inventory of $6 million; pension and other postretirement benefit curtailment expenses of $3 million; and relocation of production expenses of $1 million. All expenses were recognized in cost of sales.

The Company expects the closure of the facility to result in total expenses of approximately $55 million pretax, which includes estimated expenses of $25 million for pension and other postretirement benefits; $10 million for employee termination benefits; $10 million for impairments and write-downs of property, equipment and inventory; and $10 million for relocation of production. The estimate of the pretax cash expenditures associated with these expenses is approximately $40 million. The expenses related to the closure are expected to be completed during the next six to twelve months.

(15)       In February 2006, the Company announced a cash tender offer of up to $500 million to repurchase outstanding notes. An aggregate principal amount of $433 million was repurchased in the second quarter of 2006 consisting of $144 million of 8.95% Debentures due 2019, $194 million of 7.85% Debentures due 2010 and $95 million of 8 ½% Debentures due 2022. The repurchase of these notes for approximately $500 million resulted in an expense of $70 million pretax in the second quarter and first six months of 2006.

(16)       New accounting standards adopted are as follows:

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which the Company previously used (see Note 4 for pro-forma disclosure of prior period). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 was an additional expense in the second quarter of $11 million pretax, or $7 million after-tax ($.03 per share, basic and diluted) and in the first six months was $53 million pretax, or $33 million after-tax ($.14 per share, basic and diluted). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits in the first six months of 2006 was $67 million.

The Company issues stock options and restricted stock to key employees under a plan approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price at the date of grant and become exercisable in one to three years after grant. Options generally expire 10 years after the date of grant. Restricted stock generally vests after three years. According to these plans at April 30, 2006, the Company is authorized to grant an additional 11.3 million shares related to stock options or restricted stock.

In the first six months of 2006, the fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options of the Company’s stock. The expected volatilities are constructed from the following three components:  the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options’ time to maturity. The Company uses historical data to estimate option exercise behavior and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period according to FASB Statement No. 123, which included employees eligible to retire. Under FASB Statement No. 123 (revised 2004), the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period in the second quarter of 2006 was approximately $5 million pretax, $3 million after-tax ($.01 per share, basic and diluted) and in the first six months of 2006 was $10 million pretax, $6 million after-tax ($.03 per share, basic and diluted).

The assumptions used for the binomial lattice model to determine the fair value of options granted in the first six months of 2006 follow:

Risk-free interest rate	3.8% - 4.5%
Expected dividends	1.8%
Expected volatility	25.3% - 27.5%
Weighted-average volatility	25.4%
Expected term (in years)	6.9 - 7.7

Stock option activity at April 30, 2006 and changes during the first six months of 2006 in millions of dollars and shares except for share price follows:

	Shares	Exercise Price*	Remaining Contractual Term (Years)*	Aggregate Intrinsic Value
Outstanding at beginning of period	18.2	$51.82
Granted	2.4	68.88
Exercised	(5.9)	45.72
Expired or forfeited	(.1)	66.37
Outstanding at end of period	14.6	56.99	7.01	$450
Exercisable at end of period	9.0	50.22	6.07	339

*                   Weighted-averages

The weighted-average grant-date fair value of options granted during the first six months of 2006 was $49 million. None were granted during the second quarter. The total intrinsic value of options exercised during the second quarter was $155 million and in the first six months was $183 million.

The Company’s nonvested restricted shares at April 30, 2006 and changes during the first six months of 2006 in millions of dollars and shares follow:

	Shares	Grant-Date Fair Value*
Nonvested at beginning of period	.7	$40.5
Granted	.2	13.8
Vested	(.2)	(8.7)
Forfeited		(.6)
Nonvested at end of period	.7	$45.0

*                   Weighted-averages

During the second quarter and first six months of 2006, the total share-based compensation expense for all compensation related to share-based plans was $14 million and $61 million, respectively. The total income tax benefit recognized in net income related to this expense was $6 million and $23 million, respectively. At April 30, 2006, there was $82 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of shares vested during the second quarter and first six months of 2006 was $3 million and $61 million, respectively. During the second quarter and first six months of 2006, cash received from stock option exercises was $221 million and $268 million and the total tax benefit to be realized for the tax deductions from these option exercises was $58 million and $68 million, respectively.

The Company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At April 30, 2006, the Company had 32.9 million shares in treasury stock and approximately 19.6 million shares remaining to be repurchased under its current publicly announced 26 million share repurchase program.

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

New accounting standards to be adopted are as follows:

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143. Under this standard, an accrual is required for legal asset retirement obligations in which the timing or method of settlement are conditional on future events that may or may not be within the control of the entity. When the accrual can be reasonably estimated, it should be recorded as an increase in the cost basis of the related property and recognized in expense over the useful life of the asset. The effective date for adoption is the end of fiscal year 2006. The Company is presently determining the potential effect of FIN No. 47 and does not expect it to have a material effect on the Company’s financial position or net income.

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

FASB Statement No. 156

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The effective date is the beginning of fiscal year 2007 and must be applied prospectively to all transactions after the effective date. The adoption of this Statement is not expected to have a material effect on the Company’s financial position or net income.

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005

Net Sales and Revenues
Net sales	$6,029.0	$6,019.2
Finance and interest income	16.6	31.2	$475.0	$384.3
Other income	88.7	72.3	40.1	23.0
Total	6,134.3	6,122.7	515.1	407.3

Costs and Expenses
Cost of sales	4,542.7	4,545.7
Research and development expenses	187.8	170.4
Selling, administrative and general expenses	516.8	472.0	97.5	92.0
Interest expense	52.4	54.5	208.6	140.8
Interest compensation to Financial Services	64.2	58.3
Other operating expenses	109.5	41.0	84.6	67.8
Total	5,473.4	5,341.9	390.7	300.6

Income of Consolidated Group Before Income Taxes	660.9	780.8	124.4	106.7
Provision for income taxes	227.2	257.4	42.8	37.1
Income of Consolidated Group	433.7	523.4	81.6	69.6

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	81.5	71.0	.2	.2
Other	1.8	4.9
Total	83.3	75.9	.2	.2

Income from Continuing Operations	517.0	599.3	81.8	69.8
Income from Discontinued Operations	227.6	4.7	227.6	4.7
Net Income	$744.6	$604.0	$309.4	$74.5

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Six Months Ended April 30, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
Net Sales and Revenues
Net sales	$9,720.3	$9,545.7
Finance and interest income	38.7	60.2	$916.2	$741.5
Other income	178.8	144.5	72.8	45.2
Total	9,937.8	9,750.4	989.0	786.7

Costs and Expenses
Cost of sales	7,439.0	7,315.4
Research and development expenses	348.8	319.7
Selling, administrative and general expenses	913.5	839.2	169.6	155.4
Interest expense	106.0	111.3	395.6	265.5
Interest compensation to Financial Services	113.1	104.6
Other operating expenses	145.9	69.5	170.0	135.7
Total	9,066.3	8,759.7	735.2	556.6

Income of Consolidated Group Before Income Taxes	871.5	990.7	253.8	230.1
Provision for income taxes	298.3	329.5	87.7	80.4
Income of Consolidated Group	573.2	661.2	166.1	149.7

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	165.8	152.8	.3	.3
Other	1.9	.3
Total	167.7	153.1	.3	.3

Income from Continuing Operations	740.9	814.3	166.4	150.0
Income from Discontinued Operations	239.6	12.5	239.6	12.5
Net Income	$980.5	$826.8	$406.0	$162.5

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30	October 31	April 30	April 30	October 31	April 30
	2006	2005	2005	2006	2005	2005
Assets
Cash and cash equivalents	$826.1	$1,943.9	$2,727.9	$375.9	$314.2	$328.8
Cash equivalents deposited with unconsolidated subsidiaries	166.6	179.7	236.0
Cash and cash equivalents	992.7	2,123.6	2,963.9	375.9	314.2	328.8
Marketable securities	1,708.5	2,158.7		66.2	10.4	1.7
Receivables from unconsolidated subsidiaries and affiliates	307.2	324.4	1,291.0	3.3	.3	1.9
Trade accounts and notes receivable - net	1,341.8	873.7	1,116.8	3,580.1	2,621.6	3,748.9
Financing receivables - net	2.6	5.6	11.1	13,080.3	12,863.8	11,758.8
Restricted financing receivables - net				1,685.3	1,457.9	600.3
Other receivables	248.3	401.2	216.0	118.4	121.8	85.2
Equipment on operating leases - net			1.0	1,360.9	1,335.6	1,213.4
Inventories	2,711.8	2,134.9	2,890.0
Property and equipment - net	2,293.7	2,277.3	2,123.0	156.3	66.1	32.5
Investments in unconsolidated subsidiaries and affiliates	2,546.3	2,318.8	2,178.4	4.7	4.3	4.4
Goodwill	1,083.3	1,088.5	973.8
Other intangible assets - net	53.3	18.3	21.0
Prepaid pension costs	2,634.0	2,638.5	2,636.7	14.2	24.2	16.0
Other assets	178.7	173.5	201.1	279.5	246.2	249.2
Deferred income taxes	637.9	729.7	714.1	8.1	11.1
Deferred charges	113.3	102.2	114.8	34.9	32.5	25.1
Assets of discontinued operations		159.6	136.1		351.3	349.8
Total Assets	$16,853.4	$17,528.5	$17,588.8	$20,768.1	$19,461.3	$18,416.0
Liabilities and Stockholders’ Equity
Short-term borrowings	$244.3	$677.4	$551.2	$7,340.2	$6,206.4	$4,812.8
Payables to unconsolidated subsidiaries and affiliates	191.2	141.1	176.3	451.2	485.7	1,505.6
Accounts payable and accrued expenses	4,056.4	4,044.7	4,106.6	797.4	654.6	567.2
Accrued taxes	210.0	188.2	160.4	36.2	26.1	28.3
Deferred income taxes	15.6	11.8	11.5	159.2	163.6	167.1
Long-term borrowings	1,960.5	2,423.4	2,450.9	9,519.3	9,315.4	8,873.4
Retirement benefit accruals and other liabilities	2,615.1	3,190.4	3,392.2	23.2	41.9	38.7
Liabilities of discontinued operations					191.7	213.7
Total liabilities	9,293.1	10,677.0	10,849.1	18,326.7	17,085.4	16,206.8
Common stock, $1 par value (issued shares at April 30, 2006 — 268,215,602)	2,157.5	2,081.7	2,043.5	994.8	997.8	987.0
Common stock in treasury	(1,991.5)	(1,743.5)	(1,389.0)
Unamortized restricted stock compensation	(12.9)	(16.4)	(24.6)
Retained earnings	7,353.0	6,556.1	6,106.1	1,365.3	1,320.9	1,177.0
Total	7,506.1	6,877.9	6,736.0	2,360.1	2,318.7	2,164.0
Accumulated other comprehensive income (loss)	54.2	(26.4)	3.7	81.3	57.2	45.2
Stockholders’ equity	7,560.3	6,851.5	6,739.7	2,441.4	2,375.9	2,209.2
Total Liabilities and Stockholders’ Equity	$16,853.4	$17,528.5	$17,588.8	$20,768.1	$19,461.3	$18,416.0

*Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

STATEMENT OF CASH FLOWS
For the Six Months Ended April 30, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
Cash Flows from Operating Activities
Net income	$980.5	$826.8	$406.0	$162.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	5.0	2.0	12.4	2.7
Provision for depreciation and amortization	200.5	192.5	153.9	144.1
Gain on the sale of a business	(355.4)		(355.4)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(167.6)	(36.2)	(.2)	(.3)
Provision (credit) for deferred income taxes	84.5	(82.0)	(2.0)	9.9
Changes in assets and liabilities:
Receivables	(467.4)	(270.9)	14.0	37.1
Inventories	(567.5)	(883.8)
Accounts payable and accrued expenses	75.5	388.6	113.5	14.5
Retirement benefit accruals/prepaid pension costs	(583.2)	(57.1)	(8.9)	4.8
Other	298.1	243.7	78.7	(84.5)
Net cash provided by (used for) operating activities	(497.0)	323.6	412.0	290.8
Cash Flows from Investing Activities
Collections of receivables			13,784.8	12,359.8
Proceeds from sales of financing receivables			52.1	82.0
Proceeds from maturities and sales of marketable securities	1,809.6		103.4	26.8
Proceeds from sales of equipment on operating leases		5.3	157.0	195.4
Proceeds from sales of businesses, net of cash sold	437.2	46.0
Cost of receivables acquired			(15,047.4)	(14,502.2)
Purchases of marketable securities	(1,366.4)		(77.4)	(57.7)
Purchases of property and equipment	(224.7)	(173.5)	(98.1)	(8.9)
Cost of operating leases acquired			(312.0)	(269.2)
Acquisitions of businesses, net of cash acquired	(14.6)	(6.1)
Other	46.2	1.7	(108.4)	10.6
Net cash provided by (used for) investing activities	687.3	(126.6)	(1,546.0)	(2,163.4)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(171.5)	(29.7)	627.9	1,006.4
Change in intercompany receivables/payables	24.2	175.7	(37.3)	(164.2)
Proceeds from long-term borrowings		6.3	1,479.8	1,473.8
Payments on long-term borrowings	(775.7)	(3.3)	(882.2)	(267.4)
Proceeds from issuance of common stock	268.1	96.6
Repurchases of common stock	(566.4)	(484.4)
Dividends paid	(165.7)	(138.6)	(17.3)	(128.3)
Excess tax benefits from share-based compensation	66.7
Other	(9.6)	(.7)	21.5	12.9
Net cash provided by (used for) financing activities	(1,329.9)	(378.1)	1,192.4	1,933.2
Effect of Exchange Rate Changes on Cash	8.7	5.5	3.3	2.2
Net Increase (Decrease) in Cash and Cash Equivalents	(1,130.9)	(175.6)	61.7	62.8
Cash and Cash Equivalents at Beginning of Period	2,123.6	3,139.5	314.2	266.0
Cash and Cash Equivalents at End of Period	$992.7	$2,963.9	$375.9	$328.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company’s Equipment Operations primarily generate revenues and cash from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The Company’s continuing Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. The health care operations, included in Financial Services in prior periods, were classified as discontinued operations due to their sale (see Note 13). These operations provided managed health care services for the Company and certain outside customers. The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company’s businesses are currently affected by the following key trends and economic conditions. Strong worldwide demand for crops is being driven by an increase in global population and by a dramatic rise in the projected use of renewable fuels such as ethanol. Although the agricultural sector in the U.S. and Canada remains in sound overall condition, industry sales of farm machinery in 2006 are expected to be down about 5 percent. Industry sales are also forecast to be down about 5 percent in Western Europe and 20 percent in South America. The Company’s agricultural equipment sales were down 7 percent for the second quarter of 2006, down 6 percent for the first six months and are forecast to be flat to down 2 percent for the year. The Company’s commercial and consumer equipment sales increased 7 percent in the second quarter of 2006 and 11 percent for the first six months. For the year, these sales are expected to be up 7 to 9 percent with support from newly introduced products, assumed return to more normal weather patterns and higher sales from the landscapes business. Construction and forestry markets are receiving continued support from the overall level of construction spending. The Company’s construction and forestry sales increased 10 percent in the second quarter of 2006, 13 percent for the first six months and are forecast to increase 10 to 12 percent for the year. The Company’s credit operations are expected to report net income of approximately $335 million for the year, reflecting growth in the credit portfolio.

Items of concern include the availability and price of raw materials, including steel, which have an impact on results of the Company’s Equipment Operations. To date, Company factories have been able to secure adequate supplies of such materials, though prices have risen. In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities. In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines. There is also uncertainty concerning the impact of Asian rust and aphids on the U.S. soybean crop and soybean production practices in the U.S. In addition, changes in Brazilian government programs that may result from difficult farm income conditions in Brazil are a concern.

Strong operating performance and positive customer response are continuing to drive the Company’s results. Performance is being further aided by rigorous asset management, which allows the Company to meet customer needs while keeping inventory and trade receivables at efficient levels. In addition, the Company’s performance is also receiving strong support from growing worldwide prospects for renewable fuels, such as ethanol, biodiesel and wind energy. At the same time, the Company is positioned to serve its expanding worldwide customer base with advanced equipment and innovative services. As a result of these factors, the Company believes it has the ability to deliver strong financial results and solid investor value over the long term.

2006 Compared with 2005

Deere & Company’s net income for the second quarter was $744.6 million, or $3.13 per share, compared with $604.0 million, or $2.43 per share, for the same period last year. Income from continuing operations, which excludes the Company’s discontinued health care business, was $517.0 million, or $2.17 per share, for the second quarter, compared to $599.3 million, or $2.41 per share, last year.

For the first six months, net income was $980.5 million, or $4.11 per share, compared with $826.8 million, or $3.31 per share, last year. Six-month net income from continuing operations was $740.9 million, or $3.11 per share, compared with $814.3 million, or $3.26 per share, last year. Income from continuing operations for both the quarter and six months included an after-tax charge of $44.2 million related to the completion of a cash tender offer to repurchase outstanding debt securities.

Worldwide net sales and revenues increased 2 percent to $6,562 million for the second quarter, compared with a year ago, and increased 4 percent to $10,764 million for the first six months. Net sales of the equipment operations were $6,029 million for the second quarter and $9,720 million for the first six months, compared with $6,019 million and $9,546 million for the respective periods last year. Excluding the effect of currency translation and price changes, worldwide equipment sales were down 1 percent for the second quarter and up 1 percent for the first six months of 2006. On a reported basis, equipment sales in the U.S. and Canada increased 2 percent for the second quarter and 5 percent for the first six months. Outside the U.S. and Canada, sales for the second quarter and the first six months increased by 1 percent excluding currency translation, but were down 4 percent as reported for both periods.

The Company’s Equipment Operations reported operating profit of $786 million for the second quarter and $1,047 million for the first six months of 2006, compared with $856 million and $1,118 million for the same periods last year. Operating profit for the second quarter and first six months was negatively affected by planned lower manufacturing volumes and higher raw material costs. Results for both periods benefited from improved price realization and lower retirement benefit costs. The Equipment Operations had net income of $433.7 million for the second quarter and $573.2 million for the first six months, compared with $523.4 million and $661.2 million for the same periods last year. The same factors mentioned above along with the expense related to the repurchase of outstanding debt securities this year affected these results.

Income from discontinued operations was $227.6 million for the second quarter and $239.6 million for the first six months of 2006, related primarily to the gain on sale of the Company’s health care operations in the second quarter, compared with $4.7 million and $12.5 million for the same periods last year.

The Company’s ongoing emphasis on rigorous asset management is continuing to produce solid results. Trade receivables and inventories at the end of the second quarter were $7,112 million, or 36 percent of the last 12 months’ net sales, compared with $7,280 million, or 38 percent of net sales, a year ago.

Business Segment Results

•                    Agricultural Equipment. Segment sales decreased 7 percent for the second quarter and 6 percent for the first six months of 2006. Sales declined due to lower shipments and currency translation, partially offset by improved price realization. Operating profit was $385 million for the second quarter and $491 million for the first six months, compared with $488 million and $651 million for the respective periods last year. Operating profit was down for both periods primarily due to lower shipments and inefficiencies related to reduced worldwide production volumes. Production was down substantially in the second quarter, as planned, in line with the Company’s ongoing commitment to asset discipline. Results for both the second quarter and first six months received benefits from improved price realization and lower retirement benefit costs.

•                    Commercial and Consumer Equipment. Segment sales increased 7 percent for the quarter and 11 percent for the first six months, primarily due to higher sales in the landscapes business. Operating profit was $127 million for the second quarter and $146 million year-to-date, compared with $135 million and $133 million for the respective periods last year. Operating profit was lower for the quarter primarily due to higher raw material costs and inefficiencies related to lower production volumes, partially offset by improved profitability of the landscapes business. The operating profit improvement for the first six months was primarily due to improved profitability of the landscapes business and lower retirement benefit costs, partially offset by higher raw material costs.

•                    Construction and Forestry. Segment sales rose 10 percent for the second quarter and 13 percent for the first six months reflecting strong activity at the retail level. Operating profit was $274 million for the second quarter and $410 million for the first six months, compared with $233 million and $334 million for the same periods last year. Higher operating profit for the quarter was primarily due to improved price realization, increased shipments and efficiencies related to stronger production volumes, partially offset by higher raw material costs. The six-month operating profit improvement was primarily due to increased shipments, stronger production volumes and improved price realization. These factors were partially offset by higher raw material costs and expenses to close a facility in Canada.

•                    Credit. The credit segment had an operating profit of $124 million for the second quarter and $253 million for the first six months, compared with $109 million and $235 million in the same periods last year. The increases were primarily due to growth in the credit portfolio, partially offset by narrower financing spreads. Total revenues of the credit operations, including intercompany revenues, increased 24 percent to $504 million in the current quarter from $407 million in the second quarter of 2005 and 23 percent in the first six months to $968 million this year from $786 million last year. The average balance of receivables and leases financed was 15 percent higher in the second quarter and 17 percent higher in the first six months of 2006, compared with the same periods last year. Interest expense increased 48 percent in the current quarter and 49 percent in the first six months of 2006, compared with last year, as a result of higher average borrowings and borrowing rates in both periods. The increases in the credit portfolio and borrowings were both partially due to securitizations of financing receivables qualifying as secured borrowings instead of sales of receivables and remaining on the balance sheet beginning in the second quarter of 2005. The credit operations’ consolidated ratio of earnings to fixed charges was 1.61 to 1 for the second quarter this year, compared with 1.83 to 1 in the same period last year. The ratio was 1.66 to 1 for the first six months this year, compared to 1.96 to 1 last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2006 were 75.3 percent and 76.5 percent, respectively, compared to 75.5 percent and 76.6 percent in the same periods last year. The decreases were primarily due to improved price realization and lower retirement benefit costs, mostly offset by lower manufacturing volumes and higher raw material costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates. Other income increased in both periods primarily due to increased investment income from the marketable securities held by the Equipment Operations. Other operating expenses were higher in both periods primarily as a result of the expense related to a tender offer and repurchase of outstanding notes (see Note 15).

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by 3 to 5 percent for 2006 and are expected to be up 4 to 6 percent for the third quarter, compared to the same periods last year. Consistent with ongoing asset management initiatives, production levels are expected to be down about 5 percent for the year and down about 2 percent in the third quarter. Company farm machinery production in the U.S. and Canada is projected to be about 15 percent lower in the third quarter than last year. Based on the above, net income is forecast to be around $1.7 billion for the year and in a range of $400 million to $425 million for the third quarter.

The Company’s net income projection for 2006 includes the impact of three previously announced items. These are the closure of a forestry equipment plant in Canada, which is expected to result in an after-tax charge of about $35 million, as well as the $44 million after-tax debt redemption charge mentioned earlier.   Also included is approximately $240 million of net income for the discontinued health care business, which includes the gain on the sale of the business.

•                    Agricultural Equipment. Strong worldwide demand for crops is being driven by an increase in global population and by a dramatic rise in the projected use of renewable fuels such as ethanol. As a result, carryover stocks of commodities such as wheat and corn are expected to remain low, providing support to crop prices and worldwide farm fundamentals. In the near term, rising energy prices are having a negative impact on global farm income by pushing up fuel and fertilizer costs.

Although the agricultural sector in the U.S. and Canada remains in sound overall condition, industry sales of farm machinery are expected to be down about 5 percent for 2006. This is consistent with the Company’s earlier forecast. Farm cash receipts, while quite healthy, are expected to be lower than last year. In addition, supplies of used equipment have begun to show an increase from previous levels. At the same time, farmers’ overall financial condition remains strong, with support from relatively low debt levels and rising land values.

In Western Europe, industry retail sales are forecast to be down about 5 percent for the year as a result of concerns over input costs and government farm policies. In South America, industry sales are forecast to be down about 20 percent, mainly due to continued strength in the Brazilian currency.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be flat to down 2 percent for the year. Although Company sales are expected to benefit from newly introduced products, results will be affected by ongoing efforts to reduce Company-owned inventory and trade receivables.

•                    Commercial and Consumer Equipment. Sales of the Company’s commercial and consumer equipment are forecast to be up 7 to 9 percent for 2006 with support from newly introduced products, an assumed return to more normal weather patterns for the remainder of the year, and higher sales from the Company’s landscapes business. Segment sales are also expected to benefit from an expanded presence of the Company’s products in the mass channel.

•                    Construction and Forestry. Markets for construction equipment are experiencing further gains in 2006 as a result of a positive overall level of construction spending. For the year, an increase in nonresidential spending is expected to more than offset a slight decline in residential construction. As a result, equipment sales are expected to benefit from contractors updating and expanding their fleets. Worldwide forestry equipment markets are projected to remain relatively strong, but to be slightly lower than last year. In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to rise by 10 to 12 percent for 2006.

•                    Credit. Net income in 2006 for the Company’s credit operations is now forecast to be approximately $335 million, with the improvement from last year being driven by growth in the credit portfolio. This outlook continues to reflect strong credit quality and very low loss experience.

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods (see Notes 4 and 16). The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.

The effect of adoption of the new standard in 2006 was an additional expense in the second quarter of $11 million pretax, or $7 million after-tax ($.03 per share, basic and diluted) and in the first six months was $53 million pretax, or $33 million after-tax ($.14 per share, basic and diluted).

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors  include worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from the difficult farm income conditions in Brazil), international reaction to such programs, animal diseases and their affects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease, and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political and social stability of the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the success of new product initiatives and customer acceptance of new products, oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the Company operates. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses, common stock issuances and repurchases, and the issuance and retirement of Company debt.

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

Negative cash flows from operating activities in the first six months of 2006 of $497 million resulted primarily from a decrease in the retirement benefit accruals, and increases in inventories and trade receivables. Partially offsetting these operating cash outflows were positive cash flows from net income and a decrease in taxes receivable. The resulting net cash requirement for operating activities, purchases of marketable securities, decreases in borrowings, repurchases of common stock, purchases of property and equipment and payment of dividends were provided primarily from proceeds from maturities and sales of marketable securities, a decrease in cash and cash equivalents, proceeds from the sales of businesses and issuances of common stock (which were the result of the exercise of stock options).

Cash flows from operating activities in the first six months of 2005 of $324 million resulted primarily from net income, an increase in accounts payable and accrued expenses, and a decrease in taxes receivable. Partially offsetting these operating cash inflows were an increase in inventories and trade receivables. The resulting net cash flows from operating activities, along with a decrease in receivables from Financial Services, a decrease in cash and cash equivalents, issuances of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses were used for repurchases of common stock, purchase of property and equipment and payment of dividends.

Trade receivables held by the Equipment Operations increased $468 million during the first six months and $225 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the following consolidated discussion of trade receivables.

Inventories increased by $577 million during the first six months, primarily reflecting a seasonal increase. Inventories decreased $178 million, compared to a year ago. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 25 percent at April 30, 2006, compared to 22 percent at October 31, 2005 and 27 percent at April 31, 2005.

Total interest-bearing debt of the Equipment Operations was $2,205 million at April 30, 2006, compared with $3,101 million at the end of fiscal year 2005 and $3,002 million at April 30, 2005. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 23 percent, 31 percent and 31 percent at April 30, 2006, October 31, 2005 and April 30, 2005, respectively.

In the first six months of 2006, the Equipment Operations paid $776 million to retire long-term borrowings, including $500 million to repurchase long-term borrowings related to a tender offer (see Note 15).

Capital expenditures for the Equipment Operations in 2006 are estimated to be approximately $575 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2006, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $412 million in the first six months. Cash provided by financing activities totaled $1,192 million in the first six months, resulting primarily from an increase in external borrowings. Cash used by investing activities totaled $1,546 million in the first six months, primarily due to the cost of receivables acquired exceeding collections. Cash and cash equivalents also increased $62 million.

In the first six months of 2005, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $291 million in the first six months of 2005. Cash provided by financing activities totaled $1,933 million in the first six months, resulting primarily from an increase in external borrowings, partially offset by a decrease in payables to the Equipment Operations and a dividend paid to the Equipment Operations. Cash used by investing activities totaled $2,163 million in the first six months of 2005, primarily due to the cost of receivables acquired exceeding collections. Cash and cash equivalents also increased $63 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. Receivables and leases increased $1,428 million during the fist six months of 2006 and $2,385 million during the past 12 months. The increase in the past 12 months was due to restricted financing receivables related to secured borrowings remaining on the balance sheet instead of being sold, and the acquisitions of receivables exceeding collections. Total acquisitions of receivables and leases were 4 percent higher in the first six months of 2006, compared with the same period last year. Acquisition volumes of wholesale notes, operating loans, leases, revolving charge accounts, retail notes and trade receivables were all higher in the first six months of 2006, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $21,189 million at April 31, 2006, compared with $20,298 million at October 31, 2005 and $19,791 million at April 30, 2005. At April 30, 2006, the unpaid balance of all receivables previously sold was $1,483 million, compared with $2,019 million at October 31, 2005 and $2,469 million at April 30, 2005.

Total external interest-bearing debt of the credit operations was $16,860 million at April 30, 2006, compared with $15,522 million at the end of fiscal year 2005 and $13,686 million at April 30, 2005. Included in this debt are secured borrowings of $1,738 million, $1,474 million and $621 million for the same periods. Total external borrowings increased during the first six months of 2006 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.2 to 1 at April 30, 2006, compared with 7.2 to 1 at October 31, 2005 and 7.3 to 1 at April 30, 2005. The ratio of total interest-bearing debt, excluding secured borrowings, to stockholder’s equity was 6.5 to 1, 6.5 to 1 and 7.0 to 1 for the same periods.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6). This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected. At April 30, 2006, $1,842 million was outstanding under the facility of which $1,114 million was recorded on the balance sheet.

During the first six months of 2006, the credit operations issued $1,480 million and retired $882 million of long-term borrowings, which were primarily medium-term notes.

Capital expenditures for Financial Services in 2006 are estimated to be approximately $315 million primarily related to the wind energy entities.

Consolidated

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at April 30, 2006, October 31, 2005 and April 30, 2005 was approximately $2.5 billion, $2.2 billion and $2.2 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.0 billion, $4.4 billion and $3.1 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and John Deere Capital Corporation. In February 2006, the Company replaced its existing long-term credit facility agreements totaling $1,875 million and its $625 million short-term agreement with a $3 billion five-year credit agreement. Worldwide lines of credit totaled $3,104 million at April 30, 2006, $533 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2006 was the long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. At April 30, 2006, this ratio was 23 percent. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2006 was $6,319 million. Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $11,735 million at April 30, 2006.

Debt Ratings. To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Positive
Standard & Poor’s	A-	A-2	Positive

Marketable securities held by the continuing operations decreased by $394 million during the first six months of 2006 and increased by $1,773 million during the past 12 months. The significant increase in the past 12 months is due to the Equipment Operations investing a portion of their cash and cash equivalents into marketable securities during this period. The marketable securities that were held by the health care operations in prior periods have been included in the assets of discontinued operations (see Note 13).

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $1,283 million during the first six months of 2006 primarily due to a seasonal increase. These receivables increased $11 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 23 percent at April 30, 2006, compared to 16 percent at October 31, 2005 and 23 percent at April 30, 2005. Agricultural equipment trade receivables decreased $154 million, commercial and consumer equipment receivables increased $66 million and construction and forestry receivables increased $99 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 2 percent and 2 percent at April 30, 2006, October 31, 2005 and April 30, 2005, respectively.

Stockholders’ equity was $7,560 million at April 30, 2006, compared with $6,852 million at October 31, 2005 and $6,740 million at April 30, 2005. The increase of $708 million during the first six months of 2006 resulted primarily from net income of $981 million, an increase in capital stock of $76 million and a change in the cumulative translation adjustment of $75 million, which was partially offset by an increase in treasury stock of $248 million and dividends declared of $184 million.

The cash flows from discontinued operations included in the consolidated cash flows were not material except for the cash inflow from the sale of the health care operations (net of cash sold) of approximately $435 million included in the proceeds from sales of businesses in 2006.

The Board of Directors at its meeting on May 31, 2006 declared a quarterly dividend of $.39 per share payable August 1, 2006, to stockholders of record on June 30, 2006.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

                    See Note 11 to the Interim Financial Statements.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

                    The Company’s purchases of its common stock during the second quarter of 2006 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	741	$74.51	741	23.0

Mar 1 to Mar 31	1,692	76.59	1,692	21.3

Apr 1 to Apr 30	1,678	83.37	1,678	19.6

Total	4,111		4,111

1.                 The Company has one active share repurchase program, which was announced in November 2005 to purchase up to 26 million shares of the Company’s common stock.

During the second quarter of 2006, the Company issued 10,580 shares of restricted stock as compensation to the Company’s nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.                            Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 22, 2006:

a.  the following directors were elected for terms expiring at the annual meeting in 2009:

	Votes For	Votes Withheld
Crandall C. Bowles	204,657,593	6,892,454
Vance D. Coffman	208,347,201	3,202,845
Arthur L. Kelly	207,257,828	4,292,218
Thomas H. Patrick	209,170,175	2,379,871

Other members of the Board of Directors are:  T. Kevin Dunnigan, Dipak C. Jain, Joachim Milberg and Richard B. Myers who serve as directors of the Company for terms expiring at the annual meeting in 2008; and Robert W. Lane, Antonio Madero B., Aulana L. Peters and John R. Walter who serve as directors of the Company for the terms expiring at the annual meeting in 2007.

b.  amendments of the John Deere Omnibus Equity and Incentive Plan were approved:

Shares Voted	Shares Voted
For Proposal	Against Proposal	Abstain	Broker Non-Votes
163,566,322	17,818,539	1,703,740	28,461,444

c.    Deloitte & Touche was ratified as the Company’s independent certified public accountants for the 2006 fiscal year:

Shares Voted	Shares Voted
For Proposal	Against Proposal	Abstain	Broker Non-Votes
209,040,986	1,071,482	1,437,577	0

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

DEERE & COMPANY

Date:	June 1, 2006	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*                    Incorporated by reference. Copies of these exhibits are available from the Company upon request.