Form 10-Q
period 2006-07-31
DEERE & CO
filed 2006-08-31
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

        At July 31, 2006, 231,197,372 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 37

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2006 and 2005
(In millions of dollars and shares except per share amounts) Unaudited

	2006	2005
Net Sales and Revenues
Net sales	$5,677.3	$5,370.1
Finance and interest income	462.5	372.6
Other income	126.9	80.7
Total	6,266.7	5,823.4

Costs and Expenses
Cost of sales	4,398.8	4,264.0
Research and development expenses	175.9	165.4
Selling, administrative and general expenses	623.1	533.1
Interest expense	261.9	196.5
Other operating expenses	126.0	94.7
Total	5,585.7	5,253.7

Income of Consolidated Group Before Income Taxes	681.0	569.7
Provision for income taxes	247.6	194.3
Income of Consolidated Group	433.4	375.4

Equity in Income of Unconsolidated Affiliates
Credit	.1	.1
Other	2.2	3.3
Total	2.3	3.4

Income from Continuing Operations	435.7	378.8
Income from Discontinued Operations	.3	8.3
Net Income	$436.0	$387.1

Per Share Data
Basic:
Continuing operations	$1.87	$1.57
Discontinued operations		.03
Net income	$1.87	$1.60

Diluted:
Continuing operations	$1.85	$1.55
Discontinued operations		.03
Net income	$1.85	$1.58

Average Shares Outstanding:
Basic	233.7	241.7
Diluted	235.9	244.7

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2006 and 2005
(In millions of dollars and shares except per share amounts) Unaudited

	2006	2005
Net Sales and Revenues
Net sales	$15,397.6	$14,915.8
Finance and interest income	1,282.8	1,040.1
Other income	349.9	242.8
Total	17,030.3	16,198.7

Costs and Expenses
Cost of sales	11,837.8	11,579.5
Research and development expenses	524.8	485.1
Selling, administrative and general expenses	1,704.6	1,525.8
Interest expense	742.1	543.7
Other operating expenses	414.7	274.1
Total	15,224.0	14,408.2

Income of Consolidated Group Before Income Taxes	1,806.3	1,790.5
Provision for income taxes	633.6	604.1
Income of Consolidated Group	1,172.7	1,186.4

Equity in Income of Unconsolidated Affiliates
Credit	.4	.4
Other	3.5	6.4
Total	3.9	6.8

Income from Continuing Operations	1,176.6	1,193.2
Income from Discontinued Operations	239.9	20.7
Net Income	$1,416.5	$1,213.9

Per Share Data
Basic:
Continuing operations	$5.01	$4.88
Discontinued operations	1.02	.08
Net income	$6.03	$4.96

Diluted:
Continuing operations	$4.95	$4.81
Discontinued operations	1.01	.08
Net income	$5.96	$4.89

Average Shares Outstanding:
Basic	235.0	244.8
Diluted	237.5	248.2

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2006	2005	2005
Assets
Cash and cash equivalents	$1,285.9	$2,258.2	$2,139.8
Marketable securities	1,865.7	2,169.1	1,671.1
Receivables from unconsolidated affiliates	29.5	18.4	26.0
Trade accounts and notes receivable — net	3,859.5	3,117.8	3,966.0
Financing receivables — net	13,328.4	12,869.4	11,883.9
Restricted financing receivables — net	2,349.4	1,457.9	1,438.7
Other receivables	514.4	523.0	441.1
Equipment on operating leases — net	1,420.0	1,335.6	1,260.4
Inventories	2,404.3	2,134.9	2,560.2
Property and equipment — net	2,534.3	2,343.3	2,159.8
Investments in unconsolidated affiliates	112.1	106.7	112.5
Goodwill	1,117.5	1,088.5	1,043.6
Other intangible assets — net	51.5	18.3	22.3
Prepaid pension costs	2,639.7	2,662.7	2,662.8
Other assets	477.7	419.8	472.4
Deferred income taxes	628.8	628.1	681.0
Deferred charges	149.1	133.8	140.0
Assets of discontinued operations		351.3	370.4
Total Assets	$34,767.8	$33,636.8	$33,052.0

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,100.2	$6,883.8	$6,115.9
Payables to unconsolidated affiliates	186.2	140.8	150.2
Accounts payable and accrued expenses	4,617.9	4,320.9	4,172.6
Accrued taxes	260.2	214.3	233.9
Deferred income taxes	67.6	62.7	60.7
Long-term borrowings	11,240.3	11,738.8	11,738.2
Retirement benefit accruals and other liabilities	2,726.1	3,232.3	3,435.9
Liabilities of discontinued operations		191.7	207.6
Total liabilities	27,198.5	26,785.3	26,115.0

Common stock, $1 par value (issued shares at July 31, 2006 — 268,215,602)	2,190.1	2,081.7	2,043.5
Common stock in treasury	(2,349.3)	(1,743.5)	(1,469.2)
Unamortized restricted stock compensation	(10.5)	(16.4)	(20.2)
Retained earnings	7,697.5	6,556.1	6,401.0
Total	7,527.8	6,877.9	6,955.1
Accumulated other comprehensive income (loss)	41.5	(26.4)	(18.1)
Stockholders’ equity	7,569.3	6,851.5	6,937.0
Total Liabilities and Stockholders’ Equity	$34,767.8	$33,636.8	$33,052.0

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2006 and 2005
(In millions of dollars) Unaudited

	2006	2005
Cash Flows from Operating Activities
Net income	$1,416.5	$1,213.9
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	36.0	8.0
Provision for depreciation and amortization	502.5	471.8
Gain on the sale of a business	(356.0)
Undistributed earnings of unconsolidated affiliates	(1.9)	(5.3)
Credit for deferred income taxes	(8.1)	(163.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,318.8)	(1,129.6)
Inventories	(433.3)	(746.2)
Accounts payable and accrued expenses	326.4	285.8
Retirement benefit accruals/prepaid pension costs	(503.1)	(28.7)
Other	1.9	(33.5)
Net cash used for operating activities	(337.9)	(127.1)

Cash Flows from Investing Activities
Collections of financing receivables	7,100.1	6,024.6
Proceeds from sales of financing receivables	60.7	55.4
Proceeds from maturities and sales of marketable securities	2,517.2	394.2
Proceeds from sales of equipment on operating leases	219.2	298.6
Proceeds from sales of businesses, net of cash sold	439.1	46.0
Cost of financing receivables acquired	(7,763.2)	(7,713.1)
Purchases of marketable securities	(2,134.0)	(2,115.0)
Purchases of property and equipment	(500.3)	(274.1)
Cost of operating leases acquired	(288.8)	(236.7)
Acquisitions of businesses, net of cash acquired	(54.1)	(124.3)
Other	(10.2)	21.9
Net cash used for investing activities	(414.3)	(3,622.5)

Cash Flows from Financing Activities
Increase in short-term borrowings	840.3	1,694.2
Proceeds from long-term borrowings	2,182.4	2,725.7
Payments of long-term borrowings	(2,438.5)	(998.1)
Proceeds from issuance of common stock	304.2	147.4
Repurchases of common stock	(955.0)	(633.2)
Dividends paid	(257.4)	(214.9)
Excess tax benefits from share-based compensation	79.4
Other	(9.8)	(1.4)
Net cash provided by (used for) financing activities	(254.4)	2,719.7

Effect of Exchange Rate Changes on Cash	34.3	(11.4)

Net Decrease in Cash and Cash Equivalents	(972.3)	(1,041.3)
Cash and Cash Equivalents at Beginning of Period	2,258.2	3,181.1
Cash and Cash Equivalents at End of Period	$1,285.9	$2,139.8

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

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers.  Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities.  The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.  The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows related to use of equipment included in the Company’s inventory (operating activity) for equipment leased to customers under operating leases (investing activity) of approximately $182 million and $176 million in the first nine months of 2006 and 2005, respectively.

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

(3)             An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
Balance, beginning of period	$7,353.0	$6,106.1	$6,556.1	$5,445.1
Net income	436.0	387.1	1,416.5	1,213.9
Dividends declared	(91.5)	(74.6)	(275.1)	(219.8)
Other adjustments		(17.6)		(38.2)

Balance, end of period	$7,697.5	$6,401.0	$7,697.5	$6,401.0

(4)             In the first quarter of 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, for the recognition of share-based employee compensation expense in its financial statements (see Note 16).  In the prior periods, the Company used the intrinsic value method for share-based employee compensation.  The pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123, Accounting for Stock-Based Compensation, had been used to account for the compensation, with dollars in millions except per share amounts, were as follows:

	Three Months Ended July 31	Nine Months Ended July 31
	2005	2005
Net income as reported	$387.1	$1,213.9

Add:
Stock-based employee compensation costs, net of tax, included in net income	2.1	6.3

Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(10.0)	(29.4)

Pro forma net income	$379.2	$1,190.8

Net income per share:
As reported — basic	$1.60	$4.96
Pro forma — basic	1.57	4.86
As reported — diluted	1.58	4.89
Pro forma — diluted	1.56	4.82

(5)             Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2006	October 31 2005	July 31 2005
Raw materials and supplies	$698	$716	$662
Work-in-process	349	425	435
Finished goods and parts	2,481	2,126	2,471
Total FIFO value	3,528	3,267	3,568
Less adjustment to LIFO basis	1,124	1,132	1,008
Inventories	$2,404	$2,135	$2,560

(6)             Contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty (based on dealer inventories and retail sales).  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Balance, beginning of period	$495	$476	$535	$458

Payments	(118)	(119)	(373)	(305)

Accruals for warranties	135	148	350	352

Balance, end of period	$512	$505	$512	$505

At July 31, 2006, the Company had approximately $136 million of guarantees issued primarily to overseas banks related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2006, the Company had accrued losses of approximately $3 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2006 was approximately seven years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At July 31, 2006, the maximum exposure for uncollected premiums was approximately $55 million.  Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $370 million at July 31, 2006.  The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at July 31, 2006, the credit operations have accrued probable losses of approximately $.1 million under the Agreement.

At July 31, 2006, the Company had commitments of approximately $389 million for the construction and acquisition of property and equipment.  At July 31, 2006, the Company also had pledged or restricted assets of $83 million, outside the U.S., primarily as collateral for borrowings, and $15 million of restricted other assets in the U.S. related to the sale of the health care operations.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at July 31, 2006, for which it believes the probability for payment is primarily remote.

Secured Borrowings

Beginning in 2005, the credit operations’ new securitizations of financing receivables (retail notes) either did not meet the criteria for sales of receivables to unconsolidated special-purpose entities (SPEs) or were secured borrowings held by an SPE that was consolidated since the Company was the primary beneficiary.  The resulting secured borrowings related to both types of securitizations of retail notes are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table.  In addition to the restricted assets, the creditors of an unconsolidated SPE involved in both secured borrowings and sales of receivables related to a $2 billion revolving bank conduit facility have recourse to a reserve fund held by the SPE totaling approximately $25 million as of July 31, 2006.  A portion of the previous transfers of retail notes to this facility qualified as sales of receivables.  As a result, this reserve fund is also included in the following maximum exposure to losses for receivables that have been sold.

The total components of consolidated restricted assets related to securitizations follow in millions of dollars:

	July 31 2006	October 31 2005	July 31 2005
Restricted financing receivables	$2,362	$1,466	$1,447
Allowance for credit losses	(13)	(8)	(8)
Other assets	117	69	37

Total restricted securitized assets	$2,466	$1,527	$1,476

The components of consolidated secured liabilities related to securitizations follow in millions of dollars:

	July 31 2006	October 31 2005	July 31 2005
Short-term borrowings	$2,365	$1,474	$1,464
Accrued interest on borrowings	4	2	2
Total liabilities related to restricted securitized assets	$2,369	$1,476	$1,466

A portion of the restricted retail notes totaling $1,122 million at July 31, 2006, $816 million at October 31, 2005 and $750 million at July 31, 2005 were related to secured borrowings and were transferred to SPEs that are not consolidated since the Company is not the primary beneficiary.  The borrowings related to these restricted retail notes are obligations to these SPEs that are payable as the restricted retail notes are liquidated.  The remaining restricted retail notes totaling $1,240 million at July 31, 2006, $650 million at October 31, 2005 and $697 million at July 31, 2005 were transferred to a SPE that utilized the retail notes for secured borrowings.  The Company has consolidated this SPE since the Company is the primary beneficiary and the SPE is not a qualified SPE that is exempt from consolidation.  These restricted retail notes are the primary assets of this consolidated SPE.  The borrowings included above for the consolidated SPE are obligations to the creditors of the SPE that are also payable as the restricted retail notes are liquidated.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities.  Use of the assets held by the SPEs is restricted by terms of the governing documents.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above.  At July 31, 2006, the maximum remaining term of the restricted receivables was approximately six years.

Sales of Receivables

The Company has certain recourse obligations on financing receivables that it has previously sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At July 31, 2006, the maximum amount of exposure to losses under these agreements was $153 million.  The estimated risk associated with sold receivables totaled $5 million at July 31, 2006.  This risk of loss is recognized primarily in the retained interests recorded on the Company’s balance sheet, which are related to the securitization and sale of retail notes prior to 2005.  At July 31, 2006, the assets of the unconsolidated SPEs related to the Company’s prior securitization and sale of retail notes totaled approximately $1,142 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At July 31, 2006, the maximum remaining term of the receivables sold was approximately four years.

(7)    Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
Dividends declared	$.39	$.31	$1.17	$.90
Dividends paid	$.39	$.31	$1.09	$.87

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2006	2005	% Change	2006	2005	% Change
Net sales and revenues:
Agricultural equipment*	$2,899	$2,869	+1	$7,862	$8,171	-4
Commercial and consumer equipment	1,171	1,081	+8	3,119	2,839	+10
Construction and forestry*	1,607	1,420	+13	4,417	3,906	+13
Total net sales**	5,677	5,370	+6	15,398	14,916	+3
Credit revenues*	475	376	+26	1,316	1,050	+25
Other revenues**	115	77	+49	316	233	+36
Total net sales and revenues**	$6,267	$5,823	+8	$17,030	$16,199	+5
Operating profit:***
Agricultural equipment	$249	$262	-5	$739	$913	-19
Commercial and consumer equipment	78	60	+30	225	193	+17
Construction and forestry	256	178	+44	666	512	+30
Credit	135	128	+5	388	363	+7
Other**	3			4
Total operating profit**	721	628	+15	2,022	1,981	+2
Interest, corporate expenses — net and income taxes	(285)	(249)	+14	(846)	(788)	+7
Income from continuing operations	436	379	+15	1,176	1,193	-1
Income from discontinued operations		8		240	21
Net income	$436	$387	+13	$1,416	$1,214	+17
Identifiable assets:
Agricultural equipment				$3,719	$3,654	+2
Commercial and consumer equipment				1,487	1,601	-7
Construction and forestry				2,394	2,103	+14
Credit				21,302	18,648	+14
Other **				146	36	+306
Corporate **				5,720	6,640	-14
Discontinued operations					370
Total assets				$34,768	$33,052	+5

*                    Additional intersegment sales and revenues

Agricultural equipment sales	$36	$27	+33	$112	$80	+40
Construction and forestry sales	3	3		9	11	-18
Credit revenues	77	67	+15	203	180	+13

**             Includes equipment operations outside the U.S. and Canada as follows:

Net sales	$1,709	$1,622	+5	$4,504	$4,546	-1
Operating profit	146	161	-9	389	525	-26

Other revenues and operating profit in the prior periods as presented above decreased $182 million and $12 million, respectively, in the third quarter and $555 million and $27 million, respectively, in the first nine months from the amounts reported in 2005 due to a reclassification of the health care operations included in “Other” last year to discontinued operations this year. Identifiable “Other” assets decreased $402 million and were reclassified to discontinued operations and corporate assets (see Note 13).

***

Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
Continuing Operations:
Income	$435.7	$378.8	$1,176.6	$1,193.2
Average shares outstanding	233.7	241.7	235.0	244.8
Basic income per share	$1.87	$1.57	$5.01	$4.88

Average shares outstanding	233.7	241.7	235.0	244.8
Effect of dilutive stock options	2.2	3.0	2.5	3.4
Total potential shares outstanding	235.9	244.7	237.5	248.2
Diluted income per share	$1.85	$1.55	$4.95	$4.81

Total Operations:
Net income	$436.0	$387.1	$1,416.5	$1,213.9
Average shares outstanding	233.7	241.7	235.0	244.8
Basic net income per share	$1.87	$1.60	$6.03	$4.96

Total potential shares outstanding	235.9	244.7	237.5	248.2
Diluted net income per share	$1.85	$1.58	$5.96	$4.89

Out of the total stock options outstanding during the third quarter and first nine months of 2006, options to purchase 3.4 million shares were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share. All stock options outstanding were included in the above computations during 2005.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005
Net income	$436.0	$387.1	$1,416.5	$1,213.9

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(14.4)	(22.3)	61.0	16.7
Unrealized gain (loss) on investments	1.1	(.7)	2.2	(1.0)
Unrealized gain on derivatives	.6	1.2	4.7	8.9
Comprehensive income	$423.3	$365.3	$1,484.4	$1,238.5

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Service cost	$37	$36	$110	$109
Interest cost	119	113	356	339
Expected return on plan assets	(168)	(171)	(500)	(513)
Amortization of actuarial loss	29	22	86	72
Amortization of prior service cost	10	11	31	32
Special early-retirement benefits			2
Curtailments			1
Net cost	$27	$11	$86	$39

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Service cost	$17	$21	$51	$62
Interest cost	77	74	231	224
Expected return on plan assets	(32)	(12)	(96)	(45)
Amortization of actuarial loss	49	74	147	223
Amortization of prior service cost	(33)	(33)	(99)	(99)
Special early-retirement benefits			1
Curtailments			2
Net cost	$78	$124	$237	$365

During the first nine months of 2006, the Company contributed approximately $46 million to its pension plans and $787 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $20 million to its pension plans and no additional amounts to its other postretirement benefit plans in the remainder of fiscal year 2006. These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

(13)

In February 2006, the Company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for approximately $500 million and recognized a gain on the sale of approximately $350 million pretax, or $220 million after-tax in the first nine months of 2006. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these operations and the gain on the sale have been reflected as discontinued operations in the consolidated financial statements for all periods presented. The health care operations were previously reported by the Company as a component of “Other” under the provisions of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations on the consolidated balance sheet in prior periods in millions of dollars follow:

	October 31 2005	July 31 2005
Assets:
Marketable securities	$281	$293
Other receivables	38	42
Property and equipment — net	22	22
Other	10	13
Total assets	$351	$370

Liabilities:
Accounts payable and accrued expenses	$119	$135
Health care claims and reserves *	73	73
Total liabilities	$192	$208

*

A portion of the health care claims and reserves of the health care operations was reclassified to accounts payable and accrued expenses of the continuing operations for an incurred but not reported reserve related to the Company’s continuing health care claims.

The amounts of revenue and pretax profit aggregated in discontinued operations on the statement of consolidated income in millions of dollars follow:

	Three Months Ended July 31		Nine Months Ended July 31
	2006	2005	2006	2005

Revenues	$1	$182	$621	$555
Income before income taxes	1	14	384	33

The liabilities for employee termination benefits related to the discontinued operations in the first nine months of 2006 in millions of dollars follow:

Accrued expense	$8
Payments	(4)
Liabilities at July 31, 2006	$4

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

The liabilities for employee termination benefits related to the restructuring in the first nine months of 2006 in millions of dollars follow:

Accrued expense	$9
Payments	(1)
Liabilities at July 31, 2006	$8

In the first nine months of 2006, the total expense related to the closure was approximately $22 million pretax, which included the above accrued employee termination benefit expenses of $9 million; impairments and write-downs for property, equipment and inventory of $7 million; pension and other postretirement benefit expenses of $3 million; and relocation of production expenses of $3 million. All expenses were recognized in cost of sales.

The Company expects the closure of the facility to result in total expenses of approximately $55 million pretax, which includes estimated expenses of $25 million for pension and other postretirement benefits; $10 million for employee termination benefits; $10 million for impairments and write-downs of property, equipment and inventory; and $10 million for relocation of production. The estimate of the pretax cash expenditures associated with these expenses is approximately $40 million. The expenses related to the closure are expected to be completed during the next three to six months.

(15)

In February 2006, the Company announced a cash tender offer of up to $500 million to repurchase outstanding notes. An aggregate principal amount of $433 million was repurchased in the second quarter of 2006 consisting of $144 million of 8.95% Debentures due 2019, $194 million of 7.85% Debentures due 2010 and $95 million of 8 ½% Debentures due 2022. The repurchase of these notes for approximately $500 million resulted in an expense of $70 million pretax in the first nine months of 2006.

(16)	New accounting standards adopted are as follows:

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which the Company previously used (see Note 4 for pro-forma disclosure of prior period). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 was an additional expense in the third quarter of $11 million pretax, or $7 million after-tax ($.03 per share, basic and diluted) and in the first nine months was $64 million pretax, or $40 million after-tax ($.17 per share, basic and diluted). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits in the first nine months of 2006 was $79 million.

The Company issues stock options and restricted stock to key employees under a plan approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are generally awarded with the exercise price equal to the market price at the date of grant and become exercisable in one to three years after grant. Options generally expire 10 years after the date of grant. Restricted stock generally vests after three years. According to these plans at July 31, 2006, the Company is authorized to grant an additional 11.3 million shares related to stock options or restricted stock.

In the first nine months of 2006, the fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options of the Company’s stock. The expected volatilities are constructed from the following three components: the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options’ time to maturity. The Company uses historical data to estimate option exercise behavior and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period according to FASB Statement No. 123, Accounting for Stock-Based Compensation, which included employees eligible to retire. Under FASB Statement No. 123 (revised 2004), Share-Based Payment, the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period in the third quarter of 2006 was approximately $5 million pretax, $3 million after-tax ($.01 per share, basic and diluted) and in the first nine months of 2006 was $15 million pretax, $9 million after-tax ($.04 per share, basic and diluted).

The assumptions used for the binomial lattice model to determine the fair value of options granted in the first nine months of 2006 follow:

Risk-free interest rate	3.8% - 4.5%
Expected dividends	1.8%
Expected volatility	25.3% - 27.5%
Weighted-average volatility	25.4%
Expected term (in years)	6.9 - 7.7

Stock option activity at July 31, 2006 and changes during the first nine months of 2006 in millions of dollars and shares except for share price follows:

	Shares	Exercise Price*	Remaining Contractual Term (Years)*	Aggregate Intrinsic Value

Outstanding at beginning of period	18.2	$51.82
Granted	2.4	68.88
Exercised	(6.8)	46.01
Expired or forfeited	(.1)	65.84
Outstanding at end of period	13.7	57.61	6.86	$223
Exercisable at end of period	8.2	50.80	5.93	190

* Weighted-averages

The weighted-average grant-date fair value of options granted during the first nine months of 2006 was $49 million.  All options were granted during the first quarter.  The total intrinsic value of options exercised during the third quarter was $36 million and in the first nine months was $219 million.

The Company’s nonvested restricted shares at July 31, 2006 and changes during the first nine months of 2006 in millions of dollars and shares follow:

	Shares	Grant-Date Fair Value *

Nonvested at beginning of period	.7	$40.5
Granted	.2	13.8
Vested	(.2)	(8.8)
Forfeited		(.6)

Nonvested at end of period	.7	$44.9

* Weighted-averages

During the third quarter and first nine months of 2006, the total share-based compensation expense for all compensation related to share-based plans was $14 million and $75 million, respectively.  The total income tax benefit recognized in net income related to this expense was $5 million and $28 million, respectively.  At July 31, 2006, there was $68 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares.  This compensation is expected to be recognized over a weighted-average period of approximately two years.  The total fair value of shares vested during the third quarter and first nine months of 2006 was $1 million and $62 million, respectively.  During the third quarter and first nine months of 2006, cash received from stock option exercises was $36 million and $304 million and the total tax benefit to be realized for the tax deductions from these option exercises was $13 million and $81 million, respectively.

The Company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises.  At July 31, 2006, the Company had 37.0 million shares in treasury stock and approximately 14.7 million shares remaining to be repurchased under its current publicly announced 26.0 million share repurchase program.

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

New accounting standards to be adopted are as follows:

FASB Interpretation No. 47

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143.  Under this standard, an accrual is required for legal asset retirement obligations in which the timing or method of settlement is conditional on future events that may or may not be within the control of the entity.  When the accrual can be reasonably estimated, it should be recorded as an increase in the cost basis of the related property and recognized in expense over the useful life of the asset.  The effective date for adoption is the end of fiscal year 2006.  The adoption of this Interpretation is not expected to have a material effect on the Company’s financial position or net income.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.  The Interpretation clarifies the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit.  The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The effective date is the beginning of fiscal year 2008 and the cumulative effect of applying the Interpretation must be reported as an adjustment to the beginning retained earnings.  The Company has not presently determined the potential effect of this Interpretation on its financial statements.

(17)       In June 2006, the Company acquired Roberts Irrigation Products, Inc., a manufacturer of high performance plastic micro and drip irrigation products for the agricultural, nursery and greenhouse markets, headquartered in California.  The cost of the acquisition was approximately $40 million, including a preliminary value of approximately $30 million of goodwill and other intangibles.  The approximate preliminary values assigned to the major assets and liabilities related to the acquisition in addition to the goodwill and other intangibles were $4 million of receivables, $4 million of inventory, $5 million of property and equipment and $7 million of liabilities.  The entity is included in the Company’s agricultural equipment operations.

(18) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
Net Sales and Revenues
Net sales	$5,677.3	$5,370.1
Finance and interest income	26.0	31.7	$523.6	$419.3
Other income	100.3	67.5	41.4	24.3
Total	5,803.6	5,469.3	565.0	443.6

Costs and Expenses
Cost of sales	4,398.8	4,264.0
Research and development expenses	175.9	165.4
Selling, administrative and general expenses	520.2	449.0	103.6	85.1
Interest expense	45.2	48.9	232.8	163.9
Interest compensation to Financial Services	70.9	62.1
Other operating expenses	49.1	36.5	91.1	68.4
Total	5,260.1	5,025.9	427.5	317.4

Income of Consolidated Group Before Income Taxes	543.5	443.4	137.5	126.2
Provision for income taxes	200.5	150.0	47.1	44.2
Income of Consolidated Group	343.0	293.4	90.4	82.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	88.9	83.2	.1	.1
Other	3.8	2.2
Total	92.7	85.4	.1	.1

Income from Continuing Operations	435.7	378.8	90.5	82.1
Income from Discontinued Operations	.3	8.3	.3	8.3
Net Income	$436.0	$387.1	$90.8	$90.4

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
Net Sales and Revenues
Net sales	$15,397.6	$14,915.8
Finance and interest income	64.7	91.9	$1,439.8	$1,160.8
Other income	279.1	211.9	114.2	69.5
Total	15,741.4	15,219.6	1,554.0	1,230.3

Costs and Expenses
Cost of sales	11,837.8	11,579.5
Research and development expenses	524.8	485.1
Selling, administrative and general expenses	1,433.6	1,288.0	273.1	240.5
Interest expense	151.2	160.2	628.5	429.4
Interest compensation to Financial Services	184.0	166.7
Other operating expenses	195.0	106.0	261.1	204.0
Total	14,326.4	13,785.5	1,162.7	873.9

Income of Consolidated Group Before Income Taxes	1,415.0	1,434.1	391.3	356.4
Provision for income taxes	498.8	479.5	134.8	124.6
Income of Consolidated Group	916.2	954.6	256.5	231.8

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	254.8	235.8	.4	.4
Other	5.6	2.8
Total	260.4	238.6	.4	.4

Income from Continuing Operations	1,176.6	1,193.2	256.9	232.2
Income from Discontinued Operations	239.9	20.7	239.9	20.7
Net Income	$1,416.5	$1,213.9	$496.8	$252.9

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2006	October 31 2005	July 31 2005	July 31 2006	October 31 2005	July 31 2005
Assets
Cash and cash equivalents	$982.0	$1,943.9	$1,826.6	$303.8	$314.2	$313.1
Cash equivalents deposited with unconsolidated subsidiaries		179.7
Cash and cash equivalents	982.0	2,123.6	1,826.6	303.8	314.2	313.1
Marketable securities	1,783.6	2,158.7	1,667.4	82.1	10.4	3.7
Receivables from unconsolidated subsidiaries and affiliates	772.3	324.4	805.1	2.1	.3	.7
Trade accounts and notes receivable - net	1,120.4	873.7	1,070.4	3,274.7	2,621.6	3,367.2
Financing receivables - net	3.1	5.6	4.8	13,325.4	12,863.8	11,879.1
Restricted financing receivables - net				2,349.4	1,457.9	1,438.7
Other receivables	379.1	401.2	360.8	135.3	121.8	80.3
Equipment on operating leases - net			.1	1,420.0	1,335.6	1,260.3
Inventories	2,404.3	2,134.9	2,560.2
Property and equipment - net	2,319.7	2,277.3	2,120.3	214.5	66.1	39.4
Investments in unconsolidated subsidiaries and affiliates	2,639.5	2,318.8	2,220.2	4.6	4.3	4.0
Goodwill	1,117.5	1,088.5	1,043.6
Other intangible assets - net	51.5	18.3	22.3
Prepaid pension costs	2,626.5	2,638.5	2,648.0	13.2	24.2	14.8
Other assets	197.5	173.5	190.6	280.2	246.2	281.8
Deferred income taxes	733.3	729.7	801.4	8.5	11.1	3.6
Deferred charges	115.5	102.2	112.6	34.9	32.5	28.6
Assets of discontinued operations		159.6	162.8		351.3	370.4
Total Assets	$17,245.8	$17,528.5	$17,617.2	$21,448.7	$19,461.3	$19,085.7
Liabilities and Stockholders’ Equity
Short-term borrowings	$274.6	$677.4	$483.4	$7,825.6	$6,206.4	$5,632.4
Payables to unconsolidated subsidiaries and affiliates	188.4	141.1	151.0	742.8	485.7	779.1
Accounts payable and accrued expenses	4,321.9	4,044.7	3,999.5	832.8	654.6	646.0
Accrued taxes	217.2	188.2	196.2	43.0	26.1	37.8
Deferred income taxes	17.1	11.8	11.8	163.5	163.6	172.9
Long-term borrowings	1,956.9	2,423.4	2,443.9	9,283.4	9,315.4	9,294.2
Retirement benefit accruals and other liabilities	2,700.4	3,190.4	3,394.4	25.7	41.9	41.4
Liabilities of discontinued operations					191.7	207.6
Total liabilities	9,676.5	10,677.0	10,680.2	18,916.8	17,085.4	16,811.4
Common stock, $1 par value (issued shares at July 31, 2006 — 268,215,602)	2,190.1	2,081.7	2,043.5	996.1	997.8	993.5
Common stock in treasury	(2,349.3)	(1,743.5)	(1,469.2)
Unamortized restricted stock compensation	(10.5)	(16.4)	(20.2)
Retained earnings	7,697.5	6,556.1	6,401.0	1,455.8	1,320.9	1,237.4
Total	7,527.8	6,877.9	6,955.1	2,451.9	2,318.7	2,230.9
Accumulated other comprehensive income (loss)	41.5	(26.4)	(18.1)	80.0	57.2	43.4
Stockholders’ equity	7,569.3	6,851.5	6,937.0	2,531.9	2,375.9	2,274.3
Total Liabilities and Stockholders’ Equity	$17,245.8	$17,528.5	$17,617.2	$21,448.7	$19,461.3	$19,085.7

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2006 and 2005

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
Cash Flows from Operating Activities
Net income	$1,416.5	$1,213.9	$496.8	$252.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	10.2	2.8	25.8	5.2
Provision for depreciation and amortization	300.2	287.2	237.4	215.8
Gain on the sale of a business	(356.0)		(356.0)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(259.7)	(99.5)	(.3)	(.4)
Provision (credit) for deferred income taxes	(9.7)	(172.8)	1.6	9.5
Changes in assets and liabilities:
Receivables	(244.8)	(236.4)	(1.9)	40.1
Inventories	(251.2)	(570.1)
Accounts payable and accrued expenses	326.8	325.2	158.2	92.4
Retirement benefit accruals/prepaid pension costs	(497.3)	(38.9)	(5.8)	10.2
Other	133.8	142.9	31.1	(146.4)
Net cash provided by operating activities	568.8	854.3	586.9	479.3
Cash Flows from Investing Activities
Collections of receivables			21,660.7	19,847.4
Proceeds from sales of financing receivables			88.0	127.4
Proceeds from maturities and sales of marketable securities	2,412.8	359.1	104.4	35.2
Proceeds from sales of equipment on operating leases		5.5	219.2	293.2
Proceeds from sales of businesses, net of cash sold	439.1	46.0
Cost of receivables acquired			(23,581.1)	(22,672.4)
Purchases of marketable securities	(2,040.1)	(2,027.2)	(93.9)	(87.8)
Purchases of property and equipment	(342.7)	(256.4)	(157.6)	(17.7)
Cost of operating leases acquired			(535.0)	(474.6)
Acquisitions of businesses, net of cash acquired	(54.1)	(124.3)
Other	49.9	(8.2)	(83.0)	10.5
Net cash provided by (used for) investing activities	464.9	(2,005.5)	(2,378.3)	(2,938.8)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(145.1)	(99.2)	985.4	1,793.4
Change in intercompany receivables/payables	(444.2)	661.8	264.6	(886.2)
Proceeds from long-term borrowings		.8	2,182.5	2,724.9
Payments of long-term borrowings	(781.1)	(2.7)	(1,657.4)	(995.4)
Proceeds from issuance of common stock	304.2	147.4
Repurchases of common stock	(955.0)	(633.2)
Dividends paid	(257.4)	(214.9)	(17.3)	(158.3)
Excess tax benefits from share-based compensation	79.4
Other	(10.0)	(1.5)	22.8	19.4
Net cash provided by (used for) financing activities	(2,209.2)	(141.5)	1,780.6	2,497.8
Effect of Exchange Rate Changes on Cash	33.9	(20.2)	.4	8.8
Net Increase (Decrease) in Cash and Cash Equivalents	(1,141.6)	(1,312.9)	(10.4)	47.1
Cash and Cash Equivalents at Beginning of Period	2,123.6	3,139.5	314.2	266.0
Cash and Cash Equivalents at End of Period	$982.0	$1,826.6	$303.8	$313.1

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

Global farm economic conditions remain solid and continue to have a positive long-term outlook.  Although farmers in the U.S. and Canada are in sound overall financial condition, cash receipts are forecast to be below last year’s record level, while higher interest rates and increased input costs are causing farm income to narrow.  In addition, dry weather in the U.S. Plains states and Southeast is having a negative effect on farmer sentiment.  Industry retail sales of agricultural equipment in the U.S. and Canada in 2006 are expected to be down at least 5 percent.  Industry retail sales in Western Europe for the year are forecast to be down about 5 percent due to concerns over input costs, government farm policies and dry conditions.  In South America, the outlook for industry retail sales for the year is now down about 25 percent due to strength in the Brazilian currency and higher input costs primarily related to the treatment of soybean rust.  In Australia, dryness is having a negative effect on the wheat crop, with industry retail sales projected to decline about 15 percent for the year.  The Company’s agricultural equipment sales were up 1 percent for the third quarter of 2006, down 4 percent for the first nine months and are forecast to be down about 4 percent for the year.  The Company’s commercial and consumer equipment sales increased 8 percent in the third quarter of 2006 and 10 percent for the first nine months.  For the year, these sales are expected to be up about 8 percent due to higher sales from the landscapes operations and newly introduced products.  Markets for construction equipment are experiencing further gains as a result of increased overall construction spending.  Forestry equipment markets have softened and industry sales are expected to be down globally for the year.  The Company’s construction and forestry sales increased 13 percent in the third quarter and first nine months of 2006 and are forecast to increase about 12 percent for the year.  The net income from the Company’s credit operations is forecast to be approximately $340 million for the year with the improvement reflecting growth in the credit portfolio.

Items of concern include the availability and price of raw materials, including steel, which have an impact on results of the Company’s Equipment Operations.  To date, Company factories have been able to secure adequate supplies of such materials, though prices have risen.  In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines.  Changes in Brazilian government programs that may result from difficult farm income conditions in Brazil are a concern.  Collapse of the Doha Round of World Trade Organization talks add uncertainty about the direction of global trade and the potential effects on the Company’s customers.

The Company is seeing continued benefit from its efforts to restrain costs and operate with lower assets.  At the same time, the Company’s advanced new equipment and service offerings are bringing value and productivity to a growing, increasingly global group of customers.  In addition, the Company is providing further value by returning cash to shareholders through dividends and stock repurchases.

2006 Compared with 2005

Deere & Company’s net income for the third quarter was $436.0 million, or $1.85 per share, compared with $387.1 million, or $1.58 per share, for the same period last year.  Income from continuing operations, which excludes the Company’s discontinued health care business, was $435.7 million, or $1.85 per share, for the third quarter, compared to $378.8 million, or $1.55 per share, last year.

For the first nine months, net income was $1,416 million, or $5.96 per share, compared with $1,214 million, or $4.89 per share, last year.  Nine-month net income from continuing operations was $1,177 million, or $4.95 per share, compared with $1,193 million, or $4.81 per share, last year.

Worldwide net sales and revenues increased 8 percent to $6,267 million for the third quarter, compared with $5,823 million a year ago, and increased 5 percent to $17,030 million for the first nine months, compared with $16,199 million last year.  Net sales of the Equipment Operations were $5,677 million for the third quarter and $15,398 million for the first nine months, compared with $5,370 million and $14,916 million for the respective periods last year.  Excluding the effect of currency translation and price changes, worldwide equipment sales were essentially unchanged for the third quarter and first nine months of 2006.  On a reported basis, equipment sales in the U.S. and Canada increased 6 percent for the third quarter and 5 percent for the first nine months.  Excluding currency translation, sales outside the U.S. and Canada increased 3 percent for the third quarter and 2 percent for the first nine months.  As reported, equipment sales outside the U.S. and Canada were up 5 percent for the third quarter and down 1 percent for the first nine months.

The Company’s Equipment Operations reported operating profit of $583 million for the third quarter and $1,630 million for the first nine months of 2006, compared with $500 million and $1,618 million for the same periods last year.  Higher operating profit for the third quarter was primarily the result of improved price realization, partially offset by the impact of planned lower manufacturing volumes in the agricultural equipment segment.  Nine-month operating profit was higher due to improved price realization and lower retirement benefit costs.  Partially offsetting these factors were the negative effect of planned lower manufacturing volumes, higher selling and administrative expenses primarily related to growth and share-based compensation expense (see Note 16), and increased raw material costs.  The Equipment Operations had net income of $343.0 million for the third quarter and $916.2 million for the first nine months, compared with $293.4 million and $954.6 million for the same periods last year.  The same factors mentioned above along with the expense related to the repurchase of outstanding debt securities in the first nine months this year and higher effective tax rates in both periods this year affected these results.

Income from discontinued operations was $.3 million for the third quarter and $239.9 million for the first nine months of 2006, compared with $8.3 million and $20.7 million for the same periods last year.  Income from discontinued operations relates primarily to this year’s gain on the sale of the Company’s health care operations.

The Company’s ongoing emphasis on rigorous asset management is continuing to yield positive results.  Trade receivables and inventories at the end of the third quarter were $6,264 million, or 32 percent of the last 12 months’ net sales, compared with $6,526 million, or 33 percent of net sales, a year ago.

Business Segment Results

•                     Agricultural Equipment.  Segment sales increased 1 percent for the third quarter, but were down 4 percent through the first nine months.  While the physical volume of shipments declined for the quarter, sales increased due to improved price realization and currency translation.  Year-to-date sales were down as a result of lower shipments and currency translation, partially offset by improved price realization.  Operating profit was $249 million for the third quarter and $739 million for nine months, compared with $262 million and $913 million for the respective periods last year.  Operating profit was down for both periods mainly due to lower shipments and worldwide production volumes, as well as higher selling and administrative expenses.  Production was down substantially in the third quarter, as planned, in line with the Company’s ongoing commitment to asset discipline.  Results for both the quarter and nine months received benefit from improved prize realization and lower retirement benefit costs.

•                     Commercial and Consumer Equipment.  Segment sales increased 8 percent for the third quarter and 10 percent for the first nine months, primarily due to higher sales in the landscapes operations.  Operating profit was $78 million for the third quarter and $225 million in the first nine months, compared with $60 million and $193 million for the respective periods last year.  The higher operating profit in both periods reflected improved profitability of the landscapes operations.

•                     Construction and Forestry.  Segment sales rose 13 percent for the third quarter and first nine months reflecting strong activity at the retail level.  Operating profit was $256 million for the third quarter and $666 million for the first nine months, compared with $178 million and $512 million last year.  Higher operating profit for the quarter was primarily due to improved price realization, and increased shipments and efficiencies related to stronger production volumes, partially offset by higher raw material costs.  The nine-month operating profit improvement was primarily due to increased shipments, stronger production volumes and improved prize realization.  These factors were partially offset by higher raw material costs and expenses to close a facility in Canada (see Note 14).

•                     Credit.  The credit segment had an operating profit of $135 million for the third quarter and $388 million for the first nine months, compared with $128 million and $363 million in the same periods last year.  The increases were primarily due to growth in the credit portfolio, partially offset by a higher provision for credit losses.  Narrower financing spreads had a negative effect on net income for the first nine months this year.  Total revenues of the credit operations, including intercompany revenues, increased 25 percent to $552 million in the current quarter from $443 million in the third quarter of 2005 and 24 percent in the first nine months to $1,520 million this year from $1,229 million last year.  The average balance of receivables and leases financed was 14 percent higher in the third quarter and 16 percent higher in the first nine months of 2006, compared with the same periods last year.  Interest expense increased 42 percent in the current quarter and 46 percent in the first nine months of 2006, compared with last year, as a result of higher average borrowings and borrowing rates in both periods.  The increases in the credit portfolio and borrowings were both partially due to securitizations of financing receivables qualifying as secured borrowings instead of sales of receivables and remaining on the balance sheet beginning in 2005.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.61 to 1 for the third quarter this year, compared with 1.84 to 1 in the same period last year.  The ratio was 1.64 to 1 for the first nine months this year, compared to 1.91 to 1 last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2006 were 77.5 percent and 76.9 percent, respectively, compared to 79.4 percent and 77.6 percent in the same periods last year.  The decreases were primarily due to improved price realization and lower retirement benefit costs, partially offset by lower manufacturing volumes and higher raw material costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates.  Other income increased in both periods primarily due to increases in investment income from marketable securities, insurance premiums on extended warranties, crop insurance commissions and other service income.  Research and development costs have increased in both periods this year due to a large number of new products.  Selling, administrative and general expenses increased in both periods primarily due to growth, share-based compensation expense and the provision for credit losses.  Other operating expenses were higher in the first nine months this year as a result of the expense related to the repurchase of outstanding notes (see Note 15).  In addition, these expenses were higher during both periods primarily due to extended warranty claims and expenses, depreciation related to a higher level of equipment on operating leases, and other service expenses.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by 2 to 3 percent for 2006 and are expected to be up about 1 percent for the fourth quarter, compared to the same periods last year. Consistent with ongoing asset management initiatives, production levels are expected to be down about 5 percent for the year and about 10 percent in the fourth quarter. Based on the above, net income is forecast to be around $1,625 million for the year and approximately $200 million in the fourth quarter.

The Company’s net income projection for the year includes the impact of the following previously announced items.  These are the closure of a forestry equipment plant in Canada, which is expected to result in an after-tax charge of about $35 million (including approximately $21 million in the fourth quarter), as well as an after-tax charge of $44 million related to the completion of a cash tender offer to repurchase outstanding debt securities.  Also included in the Company’s earnings projection is about $240 million of net income for the discontinued health care business and approximately $50 million after-tax related to share-based compensation expense for the year.

•                     Agricultural Equipment.  Global farm economic conditions remain solid and continue to have a positive long-term outlook.  In this regard, demand for crops is benefiting from a global population gaining in both size and affluence, and from a dramatic rise in the use of renewable fuels.  As a result, carryover stocks of commodities such as wheat and corn remain low, providing support to crop prices and overall farm fundamentals.  In the near term, higher input costs, particularly related to energy prices, are having a negative impact on global farm income and putting pressure on farm machinery sales in key markets.  In addition, uncertainty over global trade policies is contributing to a softer retail environment.

In the U.S. and Canada, farmers are in sound overall financial condition with support from relatively low debt levels and rising land values.  However, cash receipts are forecast to be below last year’s record level, while higher interest rates and increased input costs are causing farm incomes to narrow.  In addition, dry weather in the U.S. Plains states and Southeast is having a negative effect on farmer sentiment.  Based on these factors, the Company projects industry retail sales in the U.S. and Canada to be down at least 5 percent for 2006.

Consistent with the Company’s previous forecast, industry retail sales in Western Europe are forecast to be down about 5 percent for the year due to concerns over input costs, government farm policies and dry conditions in certain areas.  In South America, conditions have weakened further and the outlook for industry retail sales is now down about 25 percent for the year.  Negative factors include persistent strength in the Brazilian currency as well as higher input costs, primarily related to the treatment of soybean rust.  In Australia, dryness is having a negative effect on the wheat crop, with industry retail sales in that region of the world now projected to decline about 15 percent for the year.

Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to be down about 4 percent for the year.  Although benefiting from newly introduced products, sales are being negatively affected by ongoing efforts to reduce inventories and trade receivables.  Worldwide farm machinery production is expected to be down about 20 percent in the fourth quarter in comparison with the same period last year.

•                     Commercial and Consumer Equipment.  The Company’s commercial and consumer sales are forecast to be up about 8 percent for the year.  Benefiting the segment’s sales are growth in the landscapes operations and positive response to the Company’s advanced line of riding lawn equipment and other new products.

•                     Construction and Forestry.  Markets for construction equipment are experiencing further gains as a result of increased overall construction spending.  Higher nonresidential spending for the year is expected to more than offset a slight decline in residential construction.  While sales to the rental channel have slowed, sales to contractors have continued to increase as a result of fleet expansion and upgrading.  Forestry equipment markets have softened, and industry sales are expected to be down for the year on a global basis.  In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to rise about 12 percent for fiscal 2006.

•                     Credit.  Net income in 2006 for the Company’s credit operations is now forecast to be approximately $340 million, with the improvement from last year being driven by growth in the credit portfolio.  This outlook continues to reflect very strong credit quality.

FASB Statement No. 123 (revised 2004)

In the first quarter of 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods (see Notes 4 and 16).  The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.  The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued.  The effect of adoption of the new standard in 2006 was an additional expense in the third quarter of $11 million pretax, or $7 million after-tax ($.03 per share, basic and diluted) and in the first nine months was $64 million pretax, or $40 million after-tax ($.17 per share, basic and diluted).

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence.  These factors  include worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices realized for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from the difficult farm income conditions in Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease, and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

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

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s most recent annual report on Form 10-K and other filings with the U.S. Securities and Exchange Commission.

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

In the first nine months of 2006, cash flows from operating activities of $569 million resulted primarily from net income, an increase in accounts payable and accrued expenses and a decrease in taxes receivable.  Partially offsetting these operating cash flows were a decrease in the retirement benefit accruals, and increases in inventories and trade receivables.  The resulting net cash flows from operating activities, along with proceeds from maturities and sales of marketable securities, a decrease in cash and cash equivalents, proceeds from the sales of businesses and issuances of common stock (which were the result of the exercise of stock options) were primarily used for purchases of marketable securities, repurchases of common stock, decreases in borrowings, an increase in receivables from Financial Services, purchases of property and equipment and payment of dividends.

In the first nine months of 2005, cash flows from operating activities of $854 million resulted primarily from net income, an increase in accounts payable and accrued expenses, and a decrease in taxes receivable.  Partially offsetting these operating cash inflows were an increase in inventories and trade receivables.  The resulting net cash flows from operating activities, along with a decrease in cash and cash equivalents, a decrease in receivables from Financial Services, proceeds from maturities and sales of marketable securities, issuances of common stock (which were the result of the exercise of stock options) and proceeds from sales of businesses were used primarily for purchases of marketable securities, repurchases of common stock, purchases of property and equipment, payment of dividends, acquisitions of businesses and a decrease in borrowings.

Trade receivables held by the Equipment Operations increased $247 million during the first nine months and $50 million from a year ago.  The Equipment Operations sell most of their trade receivables to the credit operations.  See the following consolidated discussion of trade receivables.

Inventories increased by $269 million during the first nine months, primarily reflecting a seasonal increase.  Inventories decreased $156 million, compared to a year ago.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 23 percent at July 31, 2006, compared to 22 percent at October 31, 2005 and 24 percent at July 31, 2005.

Total interest-bearing debt of the Equipment Operations was $2,232 million at July 31, 2006, compared with $3,101 million at the end of fiscal year 2005 and $2,927 million at July 31, 2005.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 23 percent, 31 percent and 30 percent at July 31, 2006, October 31, 2005 and July 31, 2005, respectively.

In the first nine months of 2006, the Equipment Operations paid $781 million to retire long-term borrowings, including $500 million to repurchase long-term borrowings related to a tender offer (see Note 15).

Capital expenditures for the Equipment Operations in 2006 are estimated to be approximately $545 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2006, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $587 million in the first nine months.  Cash provided by financing activities totaled $1,781 million in the first nine months, resulting primarily from an increase in external borrowings of $1,511 million and an increase in payables to the Equipment Operations of $265 million.  Cash used by investing activities totaled $2,378 million in the first nine months, primarily due to the cost of receivables and leases acquired exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $2,236 million.  Cash and cash equivalents also decreased $10 million.

During the first nine months of 2005, the aggregate cash provided from operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $479 million in the first nine months of last year.  Cash provided by financing activities totaled $2,498 million in the first nine months, resulting primarily from an increase in external borrowings of $3,523 million, partially offset by a decrease in payables to the Equipment Operations of $886 million and a dividend paid to Deere & Company of $158 million.  Cash used by investing activities totaled $2,939 million in the first nine months of last year, primarily due to the cost of receivables acquired exceeding collections by $2,825 million.  Cash and cash equivalents also increased $47 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $2,091 million during the first nine months of 2006 and $2,424 million during the past 12 months.  The increase in the past 12 months was due to restricted financing receivables related to secured borrowings remaining on the balance sheet instead of being sold, and the acquisitions of receivables exceeding collections.  Total acquisitions of receivables and leases were 4 percent higher in the first nine months of 2006, compared with the same period last year.  Acquisition volumes of wholesale notes, leases, operating loans, revolving charge accounts, retail notes and trade receivables were all higher in the first nine months of 2006, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $21,689 million at July 31, 2006, compared with $20,298 million at October 31, 2005 and $20,166 million at July 31, 2005.  At July 31, 2006, the unpaid balance of all receivables previously sold was $1,319 million, compared with $2,019 million at October 31, 2005 and $2,221 million at July 31, 2005.

Total external interest-bearing debt of the credit operations was $17,109 million at July 31, 2006, compared with $15,522 million at the end of fiscal year 2005 and $14,927 million at July 31, 2005.  Included in this debt are secured borrowings of $2,365 million, $1,474 million and $1,464 million for the same periods.  Total external borrowings increased during the first nine months of 2006 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.1 to 1 at July 31, 2006, compared with 7.2 to 1 at October 31, 2005 and 7.4 to 1 at July 31, 2005.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6).  This facility has the capacity, or “purchase limit,” of up to $2 billion in secured financings or sales outstanding at any time.  This facility has no final maturity date.  Instead, upon the credit operations’ request, each conduit may elect to renew its commitment on an annual basis.  If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected.  At July 31, 2006, $1,644 million was outstanding under the facility of which $1,028 million was recorded on the balance sheet.

During the first nine months of 2006, the credit operations issued $2,182 million and retired $1,657 million of long-term borrowings, which were primarily medium-term notes.

Capital expenditures for Financial Services in 2006 are estimated to be approximately $305 million primarily related to the wind energy entities.

Consolidated

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2006, October 31, 2005 and July 31, 2005 was approximately $2.2 billion, $2.2 billion and $2.1 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.2 billion, $4.4 billion and $3.8 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation.  Worldwide lines of credit totaled $3,090 million at July 31, 2006, $779 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2006 was a long-term credit facility agreement of $3 billion, expiring in February 2011.  The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  At July 31, 2006, the Equipment Operations were in compliance with this requirement.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2006 was $6,326 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur debt of $11,749 million at July 31, 2006.

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

Marketable securities held by the continuing operations decreased by $303 million during the first nine months of 2006 and increased by $195 million during the past 12 months.  The marketable securities that were held by the health care operations in prior periods have been included in the assets of discontinued operations (see Note 13).

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $742 million during the first nine months of 2006 primarily due to a seasonal increase.  These receivables decreased $107 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 19 percent at July 31, 2006, compared to 16 percent at October 31, 2005 and 20 percent at July 31, 2005.  Agricultural equipment trade receivables decreased $182 million, commercial and consumer equipment receivables increased $25 million and construction and forestry receivables increased $50 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 2 percent and 2 percent at July 31, 2006, October 31, 2005 and July 31, 2005, respectively.

Stockholders’ equity was $7,569 million at July 31, 2006, compared with $6,852 million at October 31, 2005 and $6,937 million at July 31, 2005.  The increase of $717 million during the first nine months of 2006 resulted primarily from net income of $1,417 million, an increase in capital stock of $108 million and a change in the cumulative translation adjustment of $61 million, which was partially offset by an increase in treasury stock of $606 million and dividends declared of $275 million.

The cash flows from discontinued operations included in the consolidated cash flows were not material except for the cash inflow from the sale of the health care operations (net of cash sold) of approximately $440 million included in the proceeds from sales of businesses in 2006.

The Board of Directors at its meeting on August 30, 2006 declared a quarterly dividend of $.39 per share payable November 1, 2006, to stockholders of record on September 30, 2006.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2006 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to
May 31	1,267	$ 86.36	1,134	18.5
Jun 1 to
Jun 30	1,579	80.70	1,579	16.9
Jul 1 to
Jul 31	2,154	74.26	2,154	14.7
Total	5,000		4,867

(1)             The Company has one active share repurchase program, which was announced in November 2005 to purchase up to 26 million shares of the Company’s common stock.

(2)             Total shares purchased in May 2006 included approximately 94 thousand shares received from an officer to exercise certain stock option awards and approximately 39 thousand shares to pay the associated payroll taxes.  All the shares were valued at the market price of $87.83 per share.

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

DEERE & COMPANY

Date:	August 31, 2006	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated February 23, 2005*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*                    Incorporated by reference.  Copies of these exhibits are available from the Company upon request.