Form 10-K
period 2006-10-31
DEERE & CO
filed 2006-12-19
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by nonaffiliates at April 30, 2006 was  $20,594,210,725.  At November 30, 2006, 227,532,167 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 28, 2007 are incorporated by reference in Part III.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts — including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses — including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape products and irrigation equipment; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

John Deere’s worldwide agricultural equipment; commercial and consumer equipment; and construction and forestry operations are sometimes referred to as the “Equipment Operations.”  The credit and certain miscellaneous service operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on pages 19 and 20. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

The Company’s equipment sales are projected to be roughly flat for the full year and to increase approximately 5 percent for the first quarter of 2007, compared to the same periods in 2006. Consistent with ongoing asset management initiatives, production levels are expected to be down about 4 percent for both the year and first quarter. Construction and forestry production in the United States and Canada is expected to be down about 16 percent in the first quarter. Based on the above, net income is forecast to be around $1.325 billion for the year and in a range of $150 million to $175 million for the first quarter.

Agricultural Equipment. Worldwide farm economic conditions remain quite promising. Demand for crops is benefiting from a global population that is gaining in both size and affluence, and from a sharp rise in the use of renewable fuels in the United States and other parts of the world. Prices for key farm commodities have surged recently and worldwide carryover stocks for wheat and corn are at 30 year lows in relation to consumption. Nevertheless, fiscal 2007 sales in the United States and Canada are expected to get off to a slow start as a result of higher than desired used equipment inventories and customer uncertainty regarding the direction of United States farm legislation. In addition, farmers’ concerns over the sustainability of the recent commodity price rally, and with respect to input costs, are expected to weigh on 2007 sales. Based on these factors, the Company projects that industry retail sales in the United States and Canada will be roughly flat for the year.

In Western Europe, industry retail sales are forecast to be flat to down slightly for the year due to the effect of a higher value-added tax in Germany and further farm consolidation. Following the sharp downturn of the last two years, industry sales in South America are expected to be down about 10 percent for 2007. The forecast reduction is primarily related to uncertainty over government sponsored financing programs in Brazil. Sales in Australia are expected to be down by nearly 25 percent for the year, due in large part to the effect of serious drought on the nation’s wheat crop.

Based on these factors and market conditions, worldwide sales of John Deere agricultural equipment are forecast to increase by about 4 percent for full year 2007. First quarter sales are expected to rise by about 10 percent, being driven by new products in Europe and by a late calendar year 2006 sales pickup in Germany, expected in advance of the value-added tax hike on January 1. Farm machinery production in the United States and Canada is expected to be down approximately 8 percent for the first quarter in comparison with the same period a year ago.

Commercial & Consumer Equipment. John Deere commercial and consumer equipment sales are forecast to be up about 4 percent for the year. Growth in the landscapes operations and the successful introduction of new products are expected to more than offset the impact of a softer market for residential housing.

Construction & Forestry. Markets for construction and forestry equipment are expected to see a slowdown in 2007. While nonresidential spending is forecast for further improvement, residential housing construction is expected to be lower. In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 5 percent for fiscal 2007.

Credit. Full year 2007 net income for Deere’s credit operations is forecast to be approximately $345 million. The expected improvement is being driven by growth in the credit portfolio, largely offset by higher selling and administrative expenses in support of division growth initiatives.

2006 Consolidated Results Compared with 2005

Worldwide net income in 2006 was $1,694 million, or $7.18 per share diluted ($7.26 basic), compared with $1,447 million, or $5.87 per share diluted ($5.95 basic), in 2005. Income from continuing operations, which excludes the Company’s discontinued health care business (see Note 2), was $1,453 million, or $6.16 per share diluted ($6.23 basic) in 2006, compared to $1,414 million, or $5.74 per share diluted ($5.81 basic) last year.  Net sales and revenues from continuing operations increased 5 percent to $22,148 million in 2006, compared with $21,191 million in 2005. Net sales of the Equipment Operations increased 2 percent in 2006 to $19,884 million from $19,401 million last year. This included a positive effect for price changes of 3 percent. Equipment net sales in the United States and Canada increased 3 percent in 2006. Net sales outside the United States and Canada increased by 2 percent, which included a negative effect of 1 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $1,905 million in 2006, compared with $1,842 million in 2005. Higher operating profit was primarily due to improved price realization and lower retirement benefit costs. Partially offsetting these factors were increased raw material costs, higher selling and administrative expenses, the impact of lower shipping volumes and increased spending for research and development.

The Equipment Operations’ net income was $1,089 million in 2006, compared with $1,096 million in 2005. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities and higher effective tax rates affected these results.

Net income of the Company’s Financial Services operations in 2006 increased to $584 million, compared with $345 million in 2005, primarily due to the sale of the health care operations. Income from the Financial Services continuing operations in 2006 was $344 million, compared with $312 million in 2005. The increase was primarily a result of growth in the credit portfolio, partially offset by a higher provision for credit losses. Additional information is presented in the following discussion of the credit operations.

Income from discontinued operations was $241 million in 2006, or $1.02 per share diluted ($1.03 basic), compared to $33 million, or $.13 per share diluted ($.14 basic), last year.  The increase was primarily due to the previously mentioned sale of the health care operations.

The cost of sales to net sales ratio for 2006 was 77.3 percent, compared to 78.2 percent last year. The decrease was primarily due to improved price realization and lower retirement benefit costs, partially offset by higher raw material costs and lower shipping volumes.

Finance and interest income, and interest expense increased this year primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased this year primarily due to investment income from marketable securities, insurance premiums for extended warranties, crop insurance commissions and service income. Research and development costs increased this year due to a large number of new products. Selling, administrative and general expenses increased primarily due to growth, share-based compensation expense and the provision for credit losses. Other operating expenses were higher primarily as a result of the expense related to the repurchase of outstanding notes (see Note 3), extended warranty claims, depreciation related to a higher level of equipment on operating leases, and service expenses.

The Company has several defined benefit pension plans and defined benefit health care and life insurance plans. The Company’s postretirement benefit costs for these plans in 2006 were $447 million, compared to $538 million in 2005.  The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.4 percent in 2006 and 8.5 percent in 2005, or $795 million in 2006, compared to $744 million in 2005. The actual return was a gain of $1,364 million in 2006, compared to a gain of $1,057 million in 2005. In 2007, the expected return will be approximately 8.4 percent. The total unrecognized losses related to the plans at October 31, 2006 and 2005 were $3,693 million and $3,969 million, respectively. The Company expects postretirement benefit costs in 2007 to be approximately the same as 2006. The Company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the Company’s liquidity and ability to make tax-deductible contributions. Total Company contributions to the plans were $866 million in 2006 and $859 million in 2005, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to the United States plan assets of $739 million in 2006 and $556 million in 2005. Total Company contributions in 2007 are expected to be approximately $443 million, including voluntary contributions to United States plan assets of approximately $340 million. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

Additional information on 2006 results is presented on pages 18 - 20.

EQUIPMENT OPERATIONS

Agricultural Equipment

Sales of agricultural equipment, particularly in the United States and Canada, are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels, interest rates, agricultural trends, including the production of and demand for renewable fuels, energy costs and other input costs associated with farming. Other important factors affecting new equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers and seeding equipment.  Weather and climatic conditions can also affect buying decisions of equipment purchasers.

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

Commercial and Consumer Equipment

The John Deere commercial and consumer segment includes front-engine lawn tractors, lawn and garden tractors, compact utility tractors, utility tractors, zero-turning radius mowers, front mowers and a variety of utility vehicles. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of these commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions.  To increase asset turnover and reduce the average level of field inventories through the year the production and shipment schedules of the Company’s product lines closely correspond to the seasonal pattern of retail sales.

The division manufactures and sells walk-behind mowers in Europe under the SABO brand as well as the John Deere brand. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot.  In 2006, the Company began selling products through Lowe’s as well.

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

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada.  The Company also distributes Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Finland and New Zealand are distributed by Hitachi in certain Far East markets.

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

Engineering and Research

John Deere makes large expenditures for engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $726 million or 3.7 percent of net sales of equipment in 2006, $677 million or 3.5 percent  in 2005,  and $612 million or 3.5 percent  in 2004.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 19 factory locations and lease and operate another three locations, which contain approximately 27.3 million square feet of floor space. Of these 22 factories, 13 are devoted primarily to agricultural equipment, four to commercial and consumer equipment, two to construction and forestry equipment, one to engines, and two to hydraulic and power train components. Outside the United States and Canada, the Equipment Operations own and operate:  agricultural equipment factories in Brazil, China, France, Germany, India, Mexico, the Netherlands and Russia; engine factories in Argentina, France, India and Mexico; a component factory in Spain; commercial and consumer equipment factories in Germany and the Netherlands; and forestry equipment factories in Finland and New Zealand. These factories outside the United States and Canada contain approximately 12.3 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in China and the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada and ventures that manufacture transaxles and transmissions used in certain commercial and consumer equipment division products.

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

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $481 million in 2006, compared with $465 million in 2005, and $346 million in 2004. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $370 million, $349 million, and $333 million, respectively. Capital expenditures for the Equipment Operations in 2007 are currently estimated to be $570 million. The 2007 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities and will also relate to the development of new products. Future levels of capital expenditures will depend on business conditions.

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

The sales branches in the United States and Canada market John Deere products at approximately 2984 dealer locations, most of which are independently owned. Of these, approximately 1577 sell agricultural equipment, while 537 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 537 locations. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 870 commercial and consumer equipment dealers, many of which also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through mass merchandisers, including The Home Depot and  Lowe’s.

John Deere Landscapes operates its business from 287 branch locations throughout the United States and Canada.

John Deere engines are marketed through 13 independent engine distributors.

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 130 countries.  Sales branches are located in Argentina, Australia, Brazil, Germany, France, Hong Kong, India, Italy, Mexico, Poland, Russia, South Africa, Spain, Switzerland, Turkey, the United Kingdom, and  Uruguay.  Export sales branches are located in Europe and the United States.  Associated companies doing business in China also sell agricultural equipment. Commercial and consumer equipment sales outside the United States and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Singapore and Finland.  Some of these dealers are independently owned while the Company owns others.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods to dealers.  Most trade receivables originated by the Equipment Operations are purchased by Financial Services. The Equipment Operations compensate Financial Services at market rates of interest for these receivables. Additional information appears in Note 10 to the Consolidated Financial Statements.

FINANCIAL SERVICES

Credit Operations

United States and Canada.  The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch.  The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts).  Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers (operating loans).  Additionally, the Credit Companies provide wholesale financing for inventories of John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes).  In the United States, the Credit Companies also offer certain crop risk mitigation products and invest in wind energy generation.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings before fixed charges to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2006 and 2005, the Capital Corporation’s ratios were 1.60 to 1 and 1.88 to 1, respectively, and never less than 1.53 to 1 and 1.74 to 1 for any fiscal quarter of 2006 and 2005, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities.  Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were necessary under this agreement in 2006 or 2005.

Outside the United States and Canada.  The Credit Companies also offer financing, primarily for John Deere products, in Australia, New Zealand, Russia, and in several countries in Europe and in Latin America.  In certain areas, financing is offered through cooperation agreements or joint ventures. Financing outside of the United States and Canada is affected by a variety of customs and regulations.

The Credit Companies also offer to select customers credit enhanced international export financing for the purchase of John Deere Products.

Capital Expenditures.  The Credit Companies’ capital expenditures totaled $292 million in 2006, compared with $46 million in 2005, and $4 million in 2004.  Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $8 million, $5 million, and $5 million respectively. Capital expenditures for the credit operations in 2007 are currently estimated to be $606 million.  The increases in capital expenditures since 2004 have related primarily to wind energy generation.

Additional information on the Credit Companies appears on pages 19, 20 and 22.

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

EMPLOYEES

At October 31, 2006, John Deere had approximately 46,500 full-time employees, including approximately 27,000 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers.  Unions are certified as bargaining agents for approximately 38 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

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

Name, age and office (at December 1, 2006), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Robert W. Lane	57	Chairman, President and Chief Executive Officer	2000	Has held this position for the last five years
Samuel R. Allen	53	President, Worldwide Construction & Forestry and John Deere Power Systems	2005	2003-2005 President, Global Financial Services and Corporate Human Resources; 2001-2002 Senior Vice President Global Human Resources and Industrial Relations
David C. Everitt	54	President, Agricultural Division-North America, Australia, Asia and Global Tractor and Implement Sourcing	2006	2001-2006 President,, Agricultural Division-Europe, Africa, Middle East, South America and Global Harvesting Equipment Sourcing
James A. Israel	50	President, John Deere Credit	2006	2003-2006 Vice President, Marketing and Product Support, Europe, Africa and Middle East; 2000-2003 Senior Vice President, Worldwide Equipment Lending, John Deere Credit
James R. Jenkins	61	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Nathan J. Jones	50	President, Worldwide Commercial and Consumer Division	2006	1997-2006 Senior Vice President and Chief Financial Officer
Michael J. Mack, Jr.	50	Senior Vice President and Chief Financial Officer	2006	2004-2006 Vice President and Treasurer; 2001-2004 Senior Vice President, Marketing & Administration, Worldwide Commercial & Consumer Equipment Division
H. J. Markley	56	President, Agricultural Division-Europe, Africa, South America and Global Harvesting Equipment Sourcing	2006	2001-2006 President, Agricultural Division-North America, Australia, Asia and Global Tractor and Implement Sourcing

ITEM 1A.              RISK FACTORS.

Governmental Actions.  The Company’s agricultural business is exposed to a variety of risks and uncertainties related to the action or inaction of governmental bodies.  The outcome of the global negotiations under the auspices of the World Trade Organization could have a material effect on the international flow of agricultural commodities which may result in a corresponding effect on the demand for agricultural equipment in many areas of the world.

In the United States, the 2007 Farm Bill may significantly affect prices for farm commodities, particularly corn, cotton and rice, and this in turn could affect farmers’ demand for the Company’s products and services.

The policies of the Brazilian government (including those related to exchange rates and commodity prices) could significantly change the dynamics of the agricultural economy in that country.

Changing Demand for Farm Outputs.  Changing worldwide demand for food and the demand for different forms of bio-energy could have an effect on prices for farm commodities and consequently the demand for the Company’s agricultural equipment.

Globalization.  The continuing globalization of agricultural businesses may significantly change the dynamics of the Company’s competition, customer base and product offerings.  The Company’s efforts to grow its businesses depend to a large extent on its success in developing geographic markets.

Economic Condition and Outlook.  General economic conditions can affect the demand for the Company’s equipment as well.  Negative economic conditions or a negative outlook, for example, can decrease housing starts and other construction and dampen demand for equipment.  Weakness in the overall farm economy can have a similar effect on agricultural equipment sales.

Consumer Attitudes.  The confidence the Company’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on the Company’s sales.  The Company’s ability to match its new product offerings to its customers’ anticipated preferences for different types and sizes of equipment is important as well.

Weather.  Poor or unusual weather conditions, particularly in the spring, can significantly affect the purchasing decisions of the Company’s customers, particularly the customers of the agricultural and commercial and consumer segments.  Sales in the important spring selling season can have a dramatic effect on the commercial and consumer segment’s financial results.

Raw Material Costs.  Changes in the availability and price of raw materials (such as steel, rubber and fuel) used in the production of the Company’s equipment could have an effect on its costs of production and, in turn, on the success of the business.

Interest Rates and Credit Ratings.  If interest rates rise, they could have a dampening effect on overall economic activity and could affect the demand for the Company’s equipment.  In addition, funding costs are very important to the Company’s credit segment.  Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company.  Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position.  Guidance from rating agencies as to acceptable leverage can affect the Company’s returns as well.

The risks identified above should be considered in conjunction with Management’s Discussion and Analysis beginning on page 18, and, specifically,  the other risks described in the Safe Harbor Statement on pages 20 and 21.   The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own 13 facilities housing sales branches, one centralized parts depot, regional parts depots, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 4.3 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.0 million square feet of floor space.

Deere & Company administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.5 million square feet of floor space and miscellaneous other facilities total 1.0 million square feet.

Overall, the Company owns approximately 48.1 million square feet of facilities and leases approximately 8.7 million additional square feet in various locations.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)                                 The Company’s common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company’s common stock, the number of stockholders and the data on dividends declared and paid per share in Note 29.

(b)                                Not applicable

(c)           The Company’s purchases of its common stock during the fourth quarter of 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
	(thousands)		(thousands)	(millions)
Aug 1 to Aug 31	1,712	$72.31	1,712	13.0

Sept 1 to Sept 30	1,860	79.32	1,860	11.2

Oct 1 to Oct 31	880	82.94	880	10.3

Total	4,452		4,452

(1)  On November 30, 2005, the Company’s board of directors authorized the repurchase of up to 26 million shares of common stock.

ITEM 6.                  SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2006*	2005	2004	2003	2002*
For the Year Ended October 31:
Total net sales and revenues**	$22,148	$21,191	$19,204	$14,856	$13,296
Income from continuing operations	$1,453	$1,414	$1,398	$620	$296
Net income	$1,694	$1,447	$1,406	$643	$319
Income per share from continuing operations - basic	$6.23	$5.81	$5.66	$2.58	$1.24
Income per share from continuing operations - diluted	$6.16	$5.74	$5.53	$2.55	$1.23
Net income per share - basic	$7.26	$5.95	$5.69	$2.68	$1.34
Net income per share - diluted	$7.18	$5.87	$5.56	$2.64	$1.33
Dividends declared per share	$1.56	$1.21	$1.06	$.88	$.88
At October 31:
Total assets	$34,720	$33,637	$28,754	$26,258	$23,768
Long-term borrowings	$11,584	$11,739	$11,090	$10,404	$8,950

*In 2006, the Company recognized a gain from the sale of discontinued operations (health care operations) of $223 million after-tax, or $.94 per share diluted ($.95 basic).  In 2006, the Company also had special charges of $44 million after-tax, or $.19 per share, for a tender offer and repurchase of outstanding notes and $28 million after-tax, or $.12 per share, related to the closing and restructuring of certain facilities.  In 2002, the Company had special charges of $46 million after-tax, or $.18 per share, for the closing and restructuring of certain facilities.

**Changed in prior years for the elimination of the discontinued health care operations.

ITEM 7.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 18 - 27.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on pages 26 and 27 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 28 - 55.

ITEM 9.                                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2006, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Deere & Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the company’s internal control over financial reporting as of October 31, 2006, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.  That report is included herein.

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors in the proxy statement dated January 16, 2007 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

None.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2004, 2005 and 2006	31

	Notes to Consolidated Financial Statements	32

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2006, 2005 and 2004	61

(3)	Exhibits

	See the “Index to Exhibits” on pages 62 - 64 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

OVERVIEW

Organization

The company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of construction and forestry equipment. The company’s continuing Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation. The health care operations, included in Financial Services, were classified as discontinued operations due to their sale (see Note 2). These operations provided managed health care services for the company and certain outside customers. The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and Consolidated. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

Trends and Economic Conditions

The company’s businesses are currently affected by the following key trends and economic conditions. Worldwide farm economic conditions remain promising as demand for crops is benefiting from a global population that is gaining in both size and affluence, and a sharp rise in the use of renewable fuels. However, fiscal 2007 company sales in the U.S. and Canada are expected to have a slow start as a result of the level of used equipment inventories and customer uncertainty regarding the direction of U.S. farm legislation. Industry retail sales of agricultural equipment in the U.S. and Canada in 2007 are expected to be approximately flat for the year, while sales in Western Europe are forecast to be flat to down slightly. In South America and Australia, the outlook for industry retail sales for 2007 is expected to be down about 10 percent and nearly 25 percent, respectively. The company’s agricultural equipment net sales were down 3 percent for 2006 and are forecast to be up approximately 4 percent in 2007. The company’s commercial and consumer equipment net sales were up 8 percent in 2006. These sales are forecast to be up about 4 percent in 2007, reflecting the impact of higher sales from the landscapes operations and the introduction of new products. Markets for construction and forestry equipment are expected to see a slowdown in 2007. The company’s construction and forestry net sales increased 10 percent in 2006 and are forecast to decrease about 5 percent in 2007. Net income for the company’s credit operations in 2007 is expected to improve to approximately $345 million due to growth in the credit portfolio.

Items of concern include the availability and price of raw materials, including steel and tires, which have an impact on the results of the company’s equipment operations. To date, company factories have been able to secure adequate supplies of such materials, though prices have risen. In addition, producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the company’s major priorities. In this regard, the company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines. Changes in Brazilian government programs that may result from difficult farm income conditions in Brazil are a concern, as is uncertainty over the direction of U.S. farm legislation. Collapse of the Doha round of World Trade Organization talks adds uncertainty about the direction of global trade and potential effects on the company’s customers.

The strong results for the year provide evidence of the company’s success in building a fundamentally more agile and profitable business, while introducing advanced new products and services to a growing global customer base. In addition to providing record earnings in 2006, the company also funded an aggressive global growth plan, returned $1.6 billion to investors through share repurchases and dividends, and achieved a further reduction in trade receivables and inventories.

2006 COMPARED WITH 2005

CONSOLIDATED RESULTS

Worldwide net income in 2006 was $1,694 million, or $7.18 per share diluted ($7.26 basic), compared with $1,447 million, or $5.87 per share diluted ($5.95 basic), in 2005. Income from continuing operations, which excludes the company’s discontinued health care business (see Note 2), was $1,453 million, or $6.16 per share diluted ($6.23 basic) in 2006, compared to $1,414 million, or $5.74 per share diluted ($5.81 basic) last year. Net sales and revenues from continuing operations increased 5 percent to $22,148 million in 2006, compared with $21,191 million in 2005. Net sales of the Equipment Operations increased 2 percent in 2006 to $19,884 million from $19,401 million last year. This included a positive effect for price changes of 3 percent. Equipment net sales in the U.S. and Canada increased 3 percent in 2006. Net sales outside the U.S. and Canada increased by 2 percent, which included a negative effect of 1 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $1,905 million in 2006, compared with $1,842 million in 2005. Higher operating profit was primarily due to improved price realization and lower retirement benefit costs. Partially offsetting these factors were increased raw material costs, higher selling and administrative expenses, the impact of lower shipping volumes and increased spending for research and development.

The Equipment Operations’ net income was $1,089 million in 2006, compared with $1,096 million in 2005. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities and higher effective tax rates affected these results.

Net income of the company’s Financial Services operations in 2006 increased to $584 million, compared with $345 million in 2005, primarily due to the sale of the health care operations. Income from the Financial Services continuing operations in 2006 was $344 million, compared with $312 million in 2005. The increase was primarily a result of growth in the credit portfolio, partially offset by a higher provision for credit losses. Additional information is presented in the following discussion of the credit operations.

Income from discontinued operations was $241 million in 2006, or $1.02 per share diluted ($1.03 basic), compared to $33 million, or $.13 per share diluted ($.14 basic), last year. The increase was primarily due to the previously mentioned sale of the health care operations.

The cost of sales to net sales ratio for 2006 was 77.3 percent, compared to 78.2 percent last year. The decrease was primarily due to improved price realization and lower retirement benefit costs, partially offset by higher raw material costs and lower shipping volumes.

Finance and interest income, and interest expense increased this year primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased this year primarily due to investment income from marketable securities, insurance premiums for extended warranties, crop insurance commissions and service income. Research and development costs increased this year due to a large number of new products. Selling, administrative and general expenses increased primarily due to growth, share-based compensation expense and the provision for credit losses. Other operating expenses were higher primarily as a result of the expense related to the repurchase of outstanding notes (see Note 3), extended warranty claims, depreciation related to a higher level of equipment on operating leases, and service expenses.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2006 were $447 million, compared to $538 million in 2005. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.4 percent in 2006 and 8.5 percent in 2005, or $795 million in 2006, compared to $744 million in 2005. The actual return was a gain of $1,364 million in 2006, compared to a gain of $1,057 million in 2005. In 2007, the expected return will be approximately 8.4 percent. The total unrecognized losses related to the plans at October 31, 2006 and 2005 were $3,693 million and $3,969 million, respectively. The company expects postretirement benefit costs in 2007 to be approximately the same as 2006. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $866 million in 2006 and $859 million in 2005, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to the U.S. plan assets of $739 million in 2006 and $556 million in 2005. Total company contributions in 2007 are expected to be approximately $443 million, including voluntary contributions to U.S. plan assets of approximately $340 million. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $882 million in 2006, compared with $970 million in 2005. Net sales decreased 3 percent this year due to lower shipments, partially offset by improved price realization. The decrease in operating profit was primarily due to the impact of lower shipments and production volumes, as well as higher selling and administrative expenses and research and development costs. Partially offsetting these factors were improved price realization and lower retirement benefit costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $221 million in 2006, compared with $183 million in 2005. Net sales increased 8 percent for the year, primarily due to higher sales in the landscapes operations. The improved operating profit was primarily due to the improved profitability of the landscapes operations and lower retirement benefit costs.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $802 million in 2006, compared with $689 million in 2005. Net sales increased 10 percent for the year reflecting strong activity at the retail level. The operating profit improvement was primarily due to improved price realization, margin on increased shipments and efficiencies from stronger production volumes. These factors were partially offset by higher material costs, expenses to close a facility in Canada (see Note 3) and higher research and development costs.

Worldwide Credit Operations

The operating profit of the credit operations was $520 million in 2006, compared with $491 million in 2005. The increase in operating profit was primarily due to growth in the credit portfolio, partially offset by a higher provision for credit losses and lower financing spreads. Total revenues of the credit operations, including intercompany revenues, increased 24 percent in 2006, primarily reflecting the larger portfolio and higher average finance rates. The average balance of receivables and leases financed was 15 percent higher in 2006, compared with 2005. An increase in average borrowings and higher interest rates in 2006 resulted in a 44 percent increase in interest expense, compared with 2005. The larger average portfolio financed on the balance sheet and the higher average borrowings were primarily due to an increase in securitizations of retail notes accounted for as secured borrowings rather than sales of receivables. The credit operations’ ratio of earnings to fixed charges was 1.61 to 1 in 2006, compared to 1.86 to 1 in 2005.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,445 million in 2006, compared with $1,298 million in 2005. The increase was primarily due to improved price realization and lower retirement benefit costs. Partially offsetting these factors were higher raw material costs, the impact of lower shipments and production volumes, increased selling and administrative expenses, expenses to close a facility in Canada and higher research and development costs. Sales increased due to improved price realization, strong retail demand in construction and forestry equipment, and increased sales from commercial and consumer equipment due to the landscapes operations. Net sales increased 3 percent in 2006 while the physical volume decreased 2 percent, compared with 2005.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $460 million in 2006, compared with $544 million in 2005. The decrease was primarily due to the effects of lower shipments and production volumes in Brazil due to difficult economic conditions related to farming, lower shipments in Australia from the effects of a drought, increases in selling and administrative expenses and higher research and development costs, partially offset by improved price realization. Total sales increased from improvements in price realization and higher volume, partially offset by the effect of currency translation. Net sales and physical volume increased 2 percent in 2006, compared with 2005.

MARKET CONDITIONS AND OUTLOOK

The company’s equipment sales are projected to be roughly flat for the full year and to increase approximately 5 percent for the first quarter of 2007, compared to the same periods in 2006. Consistent with ongoing asset management initiatives, production levels are expected to be down about 4 percent for both the year and first quarter of 2007. Construction and forestry production in the U.S. and Canada is expected to be down about 16 percent in the first quarter. Based on the above, net income is forecast to be around $1.325 billion for the year and in a range of $150 million to $175 million for the first quarter.

Agricultural Equipment. Worldwide farm economic conditions remain quite promising. Demand for crops is benefiting from a global population that is gaining in both size and affluence, and from a sharp rise in the use of renewable fuels in the U.S. and other parts of the world. Prices for key farm commodities have surged recently and worldwide carryover stocks for wheat and corn are at 30-year lows in relation to consumption. Nevertheless, fiscal 2007 sales in the U.S. and Canada are expected to get off to a slow start as a result of higher than desired used equipment inventories and customer uncertainty regarding the direction of U.S. farm legislation. In addition, farmers’ concerns over the sustainability of the recent commodity price rally, and with respect to input costs, are expected to weigh on 2007 sales. Based on these factors, the company projects that industry retail sales in the U.S. and Canada will be approximately flat for the year.

In Western Europe, industry retail sales are forecast to be flat to down slightly for the year due to the effect of a higher value-added tax in Germany and further farm consolidation. Following the sharp downturn of the last two years, industry sales in South America are expected to be down about 10 percent for 2007. The forecast reduction is primarily related to uncertainty over government sponsored financing programs in Brazil. Sales in Australia are expected to be down by nearly 25 percent for the year, due in large part to the effect of serious drought on the nation’s wheat crop.

Based on these factors and market conditions, worldwide sales of the company’s agricultural equipment are forecast to increase by about 4 percent for fiscal year 2007. First quarter sales are expected to rise about 10 percent, being driven by new products in Europe and by a late calendar year 2006 sales pickup in Germany, expected in advance of the value-added tax hike on January 1. Farm machinery production in the U.S. and Canada is expected to be down approximately 8 percent for the first quarter in comparison with the same period a year ago.

Commercial and Consumer Equipment. The company’s commercial and consumer equipment sales are forecast to be up about 4 percent for the year. Growth in the landscapes operations and the successful introduction of new products are expected to more than offset the impact of a softer market for residential housing.

Construction and Forestry. Markets for construction and forestry equipment are expected to see a slowdown in 2007. While nonresidential spending is forecast for further improvement, residential housing construction is expected to be lower. In this environment, the company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 5 percent for fiscal 2007.

Credit. Fiscal year 2007 net income for the company’s credit operations is forecast to be approximately $345 million. The expected improvement is being driven by growth in the credit portfolio, largely offset by higher selling and administrative expenses in support of the segment’s growth initiatives.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors include worldwide demand for agricultural products, world grain stocks, weather and soil conditions, harvest yields, prices for commodities and livestock, crop production expenses (most notably fuel and fertilizer costs), availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from the difficult farm income conditions in Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms). The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

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

All of the company’s businesses and its reported results are affected by general economic conditions in and the political and social stability of the global markets in which the company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the availability and prices of strategically sourced materials, components and whole goods; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of terrorism and the response thereto; and legislation affecting the sectors in which the company operates. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are changes in company declared dividends, acquisitions and divestitures of businesses, common stock issuances and repurchases, and the issuance and retirement of company debt.

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

2005 COMPARED WITH 2004

CONSOLIDATED RESULTS

Worldwide net income in 2005 was $1,447 million, or $5.87 per share diluted ($5.95 basic), compared with $1,406 million, or $5.56 per share diluted ($5.69 basic), in 2004. Income from continuing operations in 2005 was $1,414 million, or $5.74 per share diluted ($5.81 basic), compared with $1,398 million, or $5.53 per share diluted ($5.66 basic), in 2004. Net sales and revenues from continuing operations (see Note 2) increased 10 percent to $21,191 million in 2005, compared with $19,204 million in 2004. Net sales of the Equipment Operations increased 10 percent in 2005 to $19,401 million from $17,673 million in 2004. Net sales in the U.S. and Canada rose 10 percent in 2005. Outside the U.S. and Canada, net sales increased by 10 percent, which included a positive effect of 4 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $1,842 million in 2005, compared with $1,905 million in 2004. Operating profit decreased primarily due to higher selling and administrative expenses, increased manufacturing overhead costs related to production system improvements, and higher research and development costs. These factors were partially offset by the margin on higher shipments and lower retirement benefit costs. Improved price realization offset higher raw material costs.

The Equipment Operations’ net income was $1,096 million in 2005, compared with $1,097 million in 2004. The same operating factors mentioned above affected these results. However, the decrease in operating profit was substantially offset by increased interest and investment income, and a lower effective tax rate.

Net income of the company’s continuing Financial Services operations in 2005 was $312 million, compared with $302 million in 2004. The increase was primarily due to growth in the credit operations portfolio and a lower credit loss provision. Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2005 was 78.2 percent, compared to 76.9 percent in 2004. The increase was primarily due to higher raw material costs and increased manufacturing overhead costs, partially offset by improved price realization and lower retirement benefit costs.

Finance and interest income increased in 2005 primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased in 2005 primarily due to an increase in service income, increased investment income from marketable securities due to investments made by the Equipment Operations and other miscellaneous gains, partially offset by lower gains on retail note sales and a gain on the sale of an equipment rental company in 2004. Research and development costs increased in 2005 due to a higher level of new product development and exchange rate fluctuations. Selling, administrative and general expenses increased primarily due to increased marketing expenses, acquisitions of businesses and exchange rate fluctuations. Interest expense increased due to higher average borrowings and borrowing rates. Other operating expenses were higher primarily as a result of an increase in service expenses.

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

BUSINESS SEGMENT RESULTS

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $970 million in 2005, compared with $1,072 million in 2004. Net sales increased 9 percent in 2005 due to improved price realization, higher shipments and the translation effect of currency exchange rates. The decrease in operating profit was primarily a result of increases in manufacturing overhead costs, research and development costs, and selling and administrative expenses. Partially offsetting these factors were the margin on higher shipments and lower retirement benefit costs. Improved price realization offset the increase in raw material costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $183 million in 2005, compared with $246 million in 2004. Net sales decreased 4 percent in 2005 reflecting the impact of unfavorable weather conditions on the sale of consumer riding equipment during the critical selling season. The lower operating profit was primarily due to lower shipments and production volumes in response to a weaker retail environment. Improved price realization more than offset an increase in raw material costs.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $689 million in 2005, compared with $587 million in 2004. Net sales increased 24 percent in 2005 reflecting strong activity at the retail level. The operating profit improvement was primarily due to higher sales and efficiencies related to stronger production volumes. Improved price realization offset the impact of higher raw material costs. The results in 2004 included a $30 million pretax gain from the sale of an equipment rental company.

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

EQUIPMENT OPERATIONS

The company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. The Equipment Operations sell most of their trade receivables to the company’s credit operations. As a result, there are relatively small seasonal variations in the financing requirements of the Equipment Operations. To the extent necessary, funds provided from operations are supplemented by external financing sources.

Cash provided by operating activities during 2006 was $1,311 million primarily due to net income adjusted for non- cash provisions, a decrease in inventories and an increase in accounts payable and accrued expenses. Partially offsetting these operating cash flows were a decrease in the retirement benefit accruals and an increase in trade receivables. The operating cash flows, proceeds from maturities and sales of marketable securities of $2,902 million, a decrease in cash and cash equivalents of $647 million, proceeds from the sales of businesses of $440 million and proceeds from the issuance of common stock of $328 million (which were the result of the exercise of stock options) were used primarily to purchase marketable securities of $2,447 million, repurchase common stock for $1,299 million, decrease borrowings by $923 million, fund purchases of property and equipment of $493 million and pay dividends to stockholders of $348 million.

Over the last three years, operating activities have provided an aggregate of $4,356 million in cash. In addition, proceeds from maturities and sales of marketable securities were $3,918 million, proceeds from the issuance of common stock were $732 million and the proceeds from sales of businesses were $581 million. The aggregate amount of these cash flows was used mainly to purchase marketable securities of $5,623 million, fund purchases of property and equipment of $1,306 million, repurchase common stock for $2,411 million, pay dividends to stockholders of $885 million, increase receivables from Financial Services by $708 million, decrease borrowings by $1,234 million and acquire businesses for $418 million. Cash and cash equivalents also decreased $2,811 million over the three-year period.

Trade receivables held by the Equipment Operations increased by $113 million during 2006. The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see following consolidated discussion).

Inventories decreased by $178 million in 2006. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 20 percent and 22 percent at October 31, 2006 and 2005, respectively.

Total interest-bearing debt of the Equipment Operations was $2,252 million at the end of 2006, compared with $3,101 million at the end of 2005 and $3,040 million at the end of 2004. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2006, 2005 and 2004 was 23 percent, 31 percent and 32 percent, respectively.

During 2006, the Equipment Operations paid $783 million to retire long-term borrowings including $500 million to repurchase long-term borrowings related to a tender offer (see Note 3).

Capital expenditures for the Equipment Operations in 2007 are estimated to be approximately $570 million.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

Cash flows from the company’s Financial Services operating activities were $792 million in 2006. Cash provided by financing activities totaled $1,691 million in 2006, representing primarily a $1,752 million increase in external borrowings, partially offset by the payment of $107 million of dividends to Deere & Company. The cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash used by investing activities totaled $2,591 million in 2006, primarily due to receivable and lease acquisitions exceeding collections and sales of equipment on operating leases by $2,338 million. Cash and cash equivalents also decreased $103 million.

Over the last three years, the Financial Services operating activities have provided $2,031 million in cash. In addition, an increase in borrowings of $5,774 million, the sale of receivables of $2,606 million and the sale of equipment on operating leases of $1,148 million have provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections by $10,764 million, and the payment of dividends to Deere & Company of $718 million. Cash and cash equivalents also decreased $164 million over the three-year period.

Receivables and leases increased by $2,070 million in 2006, compared with 2005. Acquisition volumes of receivables and leases increased 2 percent in 2006, compared with 2005. The volumes of wholesale notes, operating leases, financing leases, operating loans and revolving charge accounts increased approximately 23 percent, 19 percent, 11 percent, 8 percent, and 2 percent, respectively. At October 31, 2006 and 2005, net receivables and leases administered, which include receivables previously sold but still administered, were $21,547 million and $20,298 million, respectively.

Trade receivables held by the credit operations decreased by $136 million in 2006. The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see following consolidated discussion).

Total external interest-bearing debt of the credit operations was $17,453 million at the end of 2006, compared with $15,522 million at the end of 2005 and $11,508 million at the end of 2004. Included in this debt are secured borrowings of $2,403 million at the end of 2006 and $1,474 million at the end of 2005. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 7.1 to 1 at the end of 2006, 7.2 to 1 at the end of 2005 and 6.4 to 1 at the end of 2004.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 12). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the credit operations’ request, each conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected. At October 31, 2006, $1,575 million was outstanding under the facility of which $1,036 million was recorded on the balance sheet.

During 2006, the credit operations issued $3,140 million and retired $2,738 million of long-term borrowings, which were primarily medium-term notes.

Capital expenditures for Financial Services in 2007 are estimated to be approximately $606 million, primarily related to the wind energy entities.

CONSOLIDATED

Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the company, the company expects to have sufficient sources of liquidity to meet its funding needs. The company’s commercial paper outstanding at October 31, 2006 and 2005 was approximately $2.6 billion and $2.2 billion, respectively, while the total cash and cash equivalents and marketable securities position from continuing operations was $3.5 billion and $4.4 billion, respectively. The company has for many years accessed diverse funding sources, including short-term and long-term unsecured global debt capital markets, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and John Deere Capital Corporation. Worldwide lines of credit totaled $3,063 million at October 31, 2006, $410 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at October 31, 2006 was a long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. At October 31, 2006, the Equipment Operations were in compliance with this requirement. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2006 was $6,204 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $11,522 million at October 31, 2006.

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

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A3	Prime-2	Positive
Standard & Poor’s	A	A-1	Stable

Marketable securities held by the continuing operations decreased by $352 million during 2006. The marketable securities that were held by the health care operations in prior periods have been included in the assets of discontinued operations (see Note 2).

Trade accounts and notes receivable primarily arise from sales of goods to dealers. Trade receivables decreased by $80 million in 2006. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 15 percent in 2006, compared with 16 percent in 2005. Total worldwide agricultural equipment trade receivables decreased $127 million, commercial and consumer equipment receivables increased $10 million and construction and forestry receivables increased $37 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent and 2 percent at October 31, 2006 and 2005, respectively.

Stockholders’ equity was $7,491 million at October 31, 2006, compared with $6,852 million at October 31, 2005. The increase of $639 million resulted primarily from net income of $1,694 million, an increase in capital stock of $130 million and a change in the cumulative translation adjustment of $80 million, which was partially offset by an increase in treasury stock of $930 million and dividends declared of $363 million.

The cash flows from discontinued operations included in the consolidated cash flows were not material except for the cash inflow from the sale of the health care operations (net of cash sold) of approximately $440 million included in the proceeds from sales of businesses in 2006.

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations have periodically sold retail notes to special purpose entities (SPEs) in securitization transactions. The credit operations have used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs has enabled these operations to access the highly liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding the company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. The company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $109 million and the total assets held by the SPEs related to these securitizations were $994 million at October 31, 2006.

At October 31, 2006, the company had approximately $140 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2006, the company had accrued losses of approximately $3 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2006 was approximately eight years.

The company’s credit operations offer crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier). The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2006, the maximum exposure for uncollected premiums was approximately $34 million. Substantially all of the insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of all the reinsurance companies on their obligations, the company would be required to reimburse the Insurance Carrier approximately $432 million at October 31, 2006. The company believes the likelihood of this event is extremely remote. At October 31, 2006, the company’s accrued probable losses are approximately $.2 million under this Agreement.

AGGREGATE CONTRACTUAL OBLIGATIONS

Most of the company’s contractual obligations to make payments to third parties are on-balance-sheet debt obligations and capital lease payments. In addition, the company has off-balance-sheet obligations for purchases of raw materials, services and property and equipment along with interest on debt and operating lease payments. The payment schedule for these contractual obligations at October 31, 2006 in millions of dollars is as follows:

			Less			More
			than	2&3	4&5	than
	Total		1 year	years	years	5 years

Debt*
Equipment Operations	$2,220		$283	$14	$311	$1,612
Financial Services	17,439	**	6,334	6,757	2,185	2,163
Total	19,659		6,617	6,771	2,496	3,775
Interest on debt	3,995		877	1,134	654	1,330
Purchase obligations	2,590		2,564	16	8	2
Operating leases	301		80	113	53	55
Capital leases	13		2	2	2	7
Contractual obligations	$26,558		$10,140	$8,036	$3,213	$5,169

*                          Principal payments.

* *                Notes payable of $ 2,403 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18 ).

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

The sales incentive accruals at October 31, 2006, 2005 and 2004 were $629 million, $592 million and $540 million, respectively. The increases in 2006 and 2005 were primarily due to the increases in sales.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percentage of sales incentive costs to settlements from dealers. Over the last five fiscal years, this percent has varied by approximately plus or minus .5 percent, compared to the average sales incentive costs to settlements percentage during that period. Holding other assumptions constant, if this cost experience percentage were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2006 would increase or decrease by approximately $25 million.

Product Warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and consideration of current quality developments. Variances in claims experience and the type of warranty programs affect these estimates, which are reviewed quarterly.

The product warranty accruals at October 31, 2006, 2005 and 2004 were $507 million, $535 million and $458 million, respectively. The increases in 2006 and 2005, compared to 2004, were primarily due to increases in sales volume. The accrual in 2005 also had a higher level of special warranty programs.

Estimates used to determine the product warranty accruals are significantly affected by the historical percentage of warranty claims costs to sales. Over the last five fiscal years, this loss experience percent has varied by approximately plus or minus .1 percent, compared to the average warranty costs to sales percentage during that period. Holding other assumptions constant, if this estimated cost experience percentage were to increase or decrease .1 percent, the warranty accrual at October 31, 2006 would increase or decrease by approximately $25 million.

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

The pension net assets recognized on the balance sheet at October 31, 2006, 2005 and 2004 were $1,945 million, $1,986 million and $1,894 million, respectively. The OPEB liabilities on these dates were $1,985 million, $2,455 million and $2,623 million, respectively. The decreases in the OPEB liability on the balance sheet during 2006 and 2005 were primarily related to voluntary company contributions to plan assets.

The effect of hypothetical changes to selected assumptions on the company’s major U. S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2006	2007
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(394)/432	$(26)/26
Expected return on assets	+/-.5		(39)/39
OPEB
Discount rate**	+/-.5	(329) /365	(49)/51
Expected return on assets	+/-.5		(10)/10
Health care cost trend rate**	+/-1.0	657/(583)	153/(135)

*                         Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

* *               Pretax impact on service cost, interest cost and amortization of gains or losses.

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

The total allowance for credit losses at October 31, 2006, 2005 and 2004 was $217 million, $194 million and $201 million, respectively. The increase in 2006 was primarily due to credit conditions in certain foreign operations and growth in the receivable portfolio.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 2 basis points and 15 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the receivable portfolios would result in an increase or decrease of approximately $10 million to the allowance for credit losses at October 31, 2006.

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

The total operating lease residual values at October 31, 2006, 2005 and 2004 were $917 million, $812 million and $803 million, respectively. The increases in 2006 and 2005 were primarily due to the higher levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 5 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $15 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the treasury yield curve. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2006 would have been approximately $14 million. The net loss from decreasing the interest rates by 10 percent in 2005 would have been approximately $39 million.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations’ anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2007 would decrease the 2007 expected net cash inflows by $32 million. At last year end, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $48 million adverse effect on the 2006 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2006, 2005 and 2004

(In millions of dollars and shares except per share amounts)

	2006	2005	2004
Net Sales and Revenues
Net sales	$19,884.0	$19,401.4	$17,673.0
Finance and interest income	1,776.8	1,439.5	1,195.7
Other income	487.0	349.9	335.5
Total	22,147.8	21,190.8	19,204.2

Costs and Expenses
Cost of sales	15,362.0	15,179.3	13,582.3
Research and development expenses	725.8	677.3	611.6
Selling, administrative and general expenses	2,323.9	2,086.1	1,984.1
Interest expense	1,017.5	761.0	592.1
Other operating expenses	544.8	380.6	333.5
Total	19,974.0	19,084.3	17,103.6

Income of Consolidated Group before Income Taxes	2,173.8	2,106.5	2,100.6
Provision for income taxes	741.6	698.6	703.1
Income of Consolidated Group	1,432.2	1,407.9	1,397.5

Equity in Income of Unconsolidated Affiliates
Credit	.3	.6	.6
Other	20.7	5.5	.3
Total	21.0	6.1	.9
Income from Continuing Operations	1,453.2	1,414.0	1,398.4
Income from Discontinued Operations	240.6	32.8	7.7
Net Income	$1,693.8	$1,446.8	$1,406.1

Per Share Data
Basic:
Continuing operations	$6.23	$5.81	$5.66
Discontinued operations	1.03	.14	.03
Net Income	$7.26	$5.95	$5.69

Diluted :
Continuing operations	$6.16	$5.74	$5.53
Discontinued operations	1.02	.13	.03
Net Income	$7.18	$5.87	$5.56
Dividends declared	$1.56	$1.21	$1.06

Average Shares Outstanding
Basic	233.4	243.3	247.2
Diluted	235.8	246.4	253.1

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2006 and 2005

(In millions of dollars except per share amounts)

	2006	2005
ASSETS
Cash and cash equivalents	$1,687.5	$2,258.2
Marketable securities	1,816.7	2,169.1
Receivables from unconsolidated affiliates	22.2	18.4
Trade accounts and notes receivable - net	3,037.7	3,117.8
Financing receivables - net	14,004.0	12,869.4
Restricted financing receivables - net	2,370.8	1,457.9
Other receivables	448.2	523.0
Equipment on operating leases - net	1,493.9	1,335.6
Inventories	1,957.3	2,134.9
Property and equipment - net	2,763.6	2,343.3
Investments in unconsolidated affiliates	124.0	106.7
Goodwill	1,110.0	1,088.5
Other intangible assets - net	56.4	18.3
Prepaid pension costs	2,642.4	2,662.7
Other assets	465.6	419.8
Deferred income taxes	582.2	628.1
Deferred charges	137.9	133.8
Assets of discontinued operations		351.3

Total Assets	$34,720.4	$33,636.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$8,121.2	$6,883.8
Payables to unconsolidated affiliates	31.0	140.8
Accounts payable and accrued expenses	4,482.8	4,320.9
Accrued taxes	152.5	214.3
Deferred income taxes	64.9	62.7
Long-term borrowings	11,584.0	11,738.8
Retirement benefit accruals and other liabilities	2,792.8	3,232.3
Liabilities of discontinued operations		191.7
Total liabilities	27,229.2	26,785.3

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized - 600,000,000 shares; issued – 268,215,602 shares in 2006 and 2005), at stated value	2,212.0	2,081.7
Common stock in treasury, 40,982,540 shares in 2006 and 31,343,892 shares in 2005, at cost	(2,673.4)	(1,743.5)
Unamortized restricted stock compensation	(8.5)	(16.4)
Retained earnings	7,886.8	6,556.1
Total	7,416.9	6,877.9
Minimum pension liability adjustment	(87.6)	(108.9)
Cumulative translation adjustment	150.3	70.6
Unrealized gain on derivatives	6.8	6.2
Unrealized gain on investments	4.8	5.7
Accumulated other comprehensive income (loss)	74.3	(26.4)
Total stockholders’ equity	7,491.2	6,851.5

Total Liabilities and Stockholders’ Equity	$34,720.4	$33,636.8

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2006, 2005 and 2004

(In millions of dollars)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$1,693.8	$1,446.8	$1,406.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	65.9	26.1	51.4
Provision for depreciation and amortization	691.4	636.5	621.0
Share-based compensation expense	90.7	14.5	8.2
Gain on the sale of a business	(356.0)
Undistributed earnings of unconsolidated affiliates	(18.5)	(4.1)	20.7
Provision (credit) for deferred income taxes	15.8	(49.3)	385.0
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(703.9)	(468.6)	(863.7)
Inventories	(78.0)	(324.1)	(501.3)
Accounts payable and accrued expenses	155.3	336.9	872.7
Retirement benefit accruals /prepaid pension costs	(400.0)	(312.0)	(1,245.7)
Other	(183.3)	(86.1)	(258.3)
Net cash provided by operating activities	973.2	1,216.6	496.1

Cash Flows from Investing Activities
Collections of receivables	9,274.9	8,076.5	7,611.6
Proceeds from sales of financing receivables	108.0	55.2	2,206.8
Proceeds from maturities and sales of marketable securities	3,006.0	1,065.0	66.7
Proceeds from sales of equipment on operating leases	310.9	399.1	444.4
Proceeds from sales of businesses, net of cash sold	440.1	50.0	90.6
Cost of receivables acquired	(10,451.0)	(10,488.8)	(10,493.5)
Purchases of marketable securities	(2,565.6)	(3,276.3)	(79.6)
Purchases of property and equipment	(766.0)	(512.6)	(363.8)
Cost of operating leases acquired	(417.4)	(342.0)	(290.6)
Acquisitions of businesses, net of cash acquired	(55.7)	(169.7)	(192.9)
Increase in receivables from unconsolidated affiliates			(68.7)
Other	(33.1)	(29.6)	(.1)
Net cash used for investing activities	(1,148.9)	(5,173.2)	(1,069.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,208.7	1,814.3	(356.0)
Proceeds from long-term borrowings	3,140.2	3,805.4	2,189.5
Payments of long-term borrowings	(3,520.6)	(1,509.7)	(2,312.7)
Proceeds from issuance of common stock	327.6	153.6	250.8
Repurchases of common stock	(1,299.3)	(918.9)	(193.1)
Dividends paid	(348.4)	(289.7)	(246.6)
Excess tax benefits from share-based compensation	85.6
Other	(10.6)	(1.9)	(.4)
Net cash provided by (used for) financing activities	(416.8)	3,053.1	(668.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	21.8	(19.4)	38.1

Net Decrease in Cash and Cash Equivalents	(570.7)	(922.9)	(1,203.4)
Cash and Cash Equivalents at Beginning of Year	2,258.2	3,181.1	4,384.5
Cash and Cash Equivalents at End of Year	$1,687.5	$2,258.2	$3,181.1

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2004, 2005 and 2006

(In millions of dollars)

				Unamortized		Other
	Total	Common	Treasury	Restricted	Retained	Comprehensive
	Equity	Stock	Stock	Stock	Earnings	Income (Loss)

Balance October 31, 2003	$4,002.1	$1,987.8	$(1,141.4)	$(5.8)	$4,329.5	$(1,168.0)
Comprehensive income
Net income	1,406.1				1,406.1
Other comprehensive income
Minimum pension liability adjustment	1,020.8					1,020.8
Cumulative translation adjustment	88.3					88.3
Unrealized gain on derivatives	16.0					16.0
Unrealized gain on investments	.2					.2
Total comprehensive income	2,531.4
Repurchases of common stock	(193.1)		(193.1)
Treasury shares reissued	294.1		294.1
Dividends declared	(262.2)				(262.2)
Other stockholder transactions	20.5	55.7		(6.9)	(28.3)
Balance October 31, 2004	6,392.8	2,043.5	(1,040.4)	(12.7)	5,445.1	(42.7)
Comprehensive income
Net income	1,446.8				1,446.8
Other comprehensive income (loss)
Minimum pension liability adjustment	(51.7)					(51.7)
Cumulative translation adjustment	61.5					61.5
Unrealized gain on derivatives	12.6					12.6
Unrealized loss on investments	(6.1)					(6.1)
Total comprehensive income	1,463.1
Repurchases of common stock	(918.9)		(918.9)
Treasury shares reissued	215.8		215.8
Dividends declared	(293.2)				(293.2)
Other stockholder transactions	(8.1)	38.2		(3.7)	(42.6)
Balance October 31, 2005	6,851.5	2,081.7	(1,743.5)	(16.4)	6,556.1	(26.4)
Comprehensive income
Net income	1,693.8				1,693.8
Other comprehensive income (loss)
Minimum pension liability adjustment	21.3					21.3
Cumulative translation adjustment	79.7					79.7
Unrealized gain on derivatives	.6					.6
Unrealized loss on investments	(.9)					(.9)
Total comprehensive income	1,794.5
Repurchases of common stock	(1,299.3)		(1,299.3)
Treasury shares reissued	369.4		369.4
Dividends declared	(363.4)				(363.4)
Other stockholder transactions	138.5	130.3		7.9	.3
Balance October 31, 2006	$7,491.2	$2,212.0	$(2,673.4)	$(8.5)	$7,886.8	$74.3

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2006 include undistributed earnings of the unconsolidated affiliates of $54 million. Dividends from unconsolidated affiliates were $3 million in 2006, $2 million in 2005 and $22 million in 2004 (see Note 8).

Certain special purpose entities (SPEs) related to the securitization of financing receivables for secured borrowings, which are variable interest entities (VIEs), are consolidated since the company is the primary beneficiary for these VIEs. Certain other SPEs related to the securitization and sale of financing receivables, which are also VIEs, are not consolidated since the company does not control these entities, and they either meet the requirements of qualified special purpose entities, or the company is not the primary beneficiary. In addition, the specified assets in these unconsolidated VIEs related to securitizations are not the only source of payment for specified liabilities or other interests of these VIEs and, therefore, do not require consolidation (see Note 12).

Structure of Operations

Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis except for the health care operations, which are reported on a discontinued basis (see Note 2).

Financial Services — Includes the company’s credit and certain miscellaneous service operations with the health care operations reported on a discontinued basis.

Consolidated — Represents the consolidation of the Equipment Operations and Financial Services with the health care operations reported on a discontinued basis. References to “Deere & Company” or “the company” refer to the entire enterprise.

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

Product Warranties

At the time a sale to a dealer is recognized, the company records the estimated future warranty costs. These costs are usually estimated based on historical warranty claims (see Note 22).

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 12). For securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax in other comprehensive income in unrealized gain or loss on investments. Other-than-temporary impairments are recorded in net income.

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $165 million in 2006, $157 million in 2005 and $151 million in 2004.

Depreciation and Amortization

Property and equipment, capitalized software and other intangible assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued and any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net gain (loss) for 2006, 2005 and 2004 was $2 million, $(7) million and $(26) million, respectively.

New Accounting Standards Adopted

In the first quarter of 2006, the company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which the company previously used. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in 2006 was an additional expense of $75 million pretax, or $47 million after-tax ($.20 per share, basic and diluted). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The amount of financing cash flows for these benefits in 2006 was $86 million.

In the first quarter of 2006, the company adopted FASB Statement No. 151, Inventory Costs. This Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement did not have a material effect on the company’s financial position or net income.

At October 31, 2006, the company adopted FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation relates to legal obligations associated with retirement of tangible long-lived assets that result from the acquisition, construction, or normal operations of the asset. Under this standard, an accrual is required for these legal asset retirement obligations in which the timing or method of settlement is conditional on future events that may or may not be within the control of the entity. The accrual is recorded as an increase in the cost basis of the related property and recognized in expense over the useful life of the asset. The adoption of this Interpretation did not have a material effect on the company’s financial position or net income. The pro forma effects on all years presented were also not material.

New Accounting Standards to be Adopted

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods has not changed. In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets. In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The effective date of these Statements is the beginning of fiscal year 2007. The adoption of these Statements is not expected to have a material effect on the company’s financial position or net income.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the company’s financial position or net income.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholders’ equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs, which have been disclosed in the notes to the financial statements (see Note 5). This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and the year-end measurement date is fiscal year 2009. Prospective application is required. At October 31, 2006, the effect of this Statement would have decreased assets by approximately $400 million, increased liabilities by approximately $1,800 million and decreased stockholders’ equity by approximately $2,200 million after-tax. The company does not expect violations of any credit agreements as a result of adopting this new standard.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings. The company is currently reviewing the impact of this new standard and has not determined the potential effect on the financial statements.

Share-Based Compensation

In 2005 and prior years, the company used the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense for stock options was recognized under this method since the options’ exercise prices were not less than the market prices of the stock at the dates the options were awarded. The stock-based compensation expense recognized in earnings relates to restricted stock awards. For disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, a binomial lattice option pricing model was used in 2005 to calculate the “fair value” of stock options, replacing the Black-Scholes model that was used in 2004. The company believes the binomial model provides a better estimate of the option’s fair value. Based on these models, the weighted-average fair values of stock options awarded during 2005 and 2004 were $19.97 and $12.40 per option. For the pro-forma disclosure information, the compensation cost of the stock options that vest from one to three years was recognized on a straight-line basis over the three-year vesting period.

Pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123 had been used for stock-based compensation, and the assumptions used were as follows with dollars in millions except per share amounts:

	2005	2004
Net income as reported	$1,447	$1,406
Add:
Stock-based employee compensation costs, net of tax, included in net income	9	5
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(40)	(31)
Pro forma net income	$1,416	$1,380
Net income per share:
As reported – basic	$5.95	$5.69
Pro forma – basic	$5.82	$5.58
As reported – diluted	$5.87	$5.56
Pro forma – diluted	$5.77	$5.47
Assumptions*
Risk-free interest rate	3.8%	2.6%
Dividend yield	1.6%	1.4%
Stock volatility	26.4%	27.8%
Expected option life in years	7.5	3.2

*      Weighted-averages

Acquisitions

In June 2006, the company acquired Roberts Irrigation Products, Inc., a manufacturer of high performance plastic micro and drip irrigation products for the agricultural, nursery and greenhouse market, headquartered in California. The cost of the acquisition was $41 million, including a preliminary value of $34 million for goodwill and other intangibles, which is tax deductible. The approximate preliminary values assigned to the other major assets and liabilities related to the acquisition were $4 million of receivables, $4 million of inventory, $5 million of property and equipment, $1 million of other assets and $7 million of liabilities. The entity is included in the company’s agricultural equipment operations. The goodwill generated in this acquisition was the result of the future cash flows and related fair values of the entity acquired exceeding the fair values of its identifiable assets and liabilities. Certain long-lived assets including other intangibles are still being evaluated. The results of these operations have been included in the company’s financial statements since the date of the acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

Certain adjustments were also made in 2006 to the estimated fair values of assets recorded for acquisitions made in 2005 based on final evaluations (see Note 17).

2. DISCONTINUED OPERATIONS

In February 2006, the company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for $512 million and recognized a gain on the sale of $356 million pretax, or $223 million after-tax ($.94 per share diluted, $.95 per share basic). These operations and the gain on the sale have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations on the consolidated balance sheet at October 31 in millions of dollars follow:

2005
Assets
Marketable securities	$281
Other receivables	38
Property and equipment	22
Other	10
Total assets	$351

Liabilities
Accounts payable and accrued expenses	$119
Health care claims and reserves*	73
Total liabilities	$192

*      A portion of the health care claims and reserves of the health care operations was reclassified to accounts payable and accrued expenses of the continuing operations for an incurred but not reported reserve related to the company’s continuing health care claims.

The revenue from discontinued operations on the statement of consolidated income in 2006, 2005 and 2004 was $621 million, $740 million and $782 million and the income before income taxes was $384 million, $49 million and $13 million, respectively. The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in 2006, 2005 and 2004 were $7 million, $21 million and $19 million, respectively. The company will continue to pay fees to UnitedHealthcare to administer health claims. The employee termination benefit expense related to the discontinued operations in 2006 was $8 million, with payments of $4 million and a remaining liability at October 31, 2006 of $4 million. This expense was recorded in “Income from Discontinued Operations.”

3. SPECIAL ITEMS

Restructuring

In January 2006, the company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada and consolidate the manufacturing into the company’s existing Davenport and Dubuque, Iowa facilities. This restructuring is intended to reduce costs and further improve product delivery times. The facility was included in the construction and forestry segment.

In 2006, the total expense recognized in costs of sales related to the closure was $44 million pretax, which included $21 million for pension and other postretirement benefits; $10 million for employee termination benefits; $6 million for impairments and write-downs of property, equipment and inventory; $5 million for relocation of production and $2 million for other expenses. At October 31, 2006, there were no remaining significant liabilities or expenses related to the restructuring. The pretax cash expenditures associated with this closure were approximately $35 million.

Debt repurchase

In February 2006, the company announced a cash tender offer of up to $500 million to repurchase outstanding notes. An aggregate principal amount of $433 million was repurchased in 2006 consisting of $144 million of 8.95% Debentures due 2019, $194 million of 7.85% Debentures due 2010 and $95 million of 8-1/2% Debentures due 2022. The repurchase of these notes for approximately $500 million resulted in an expense of $70 million pretax in 2006, which was included in other operating expenses.

4. CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

The Equipment Operations sell most of their trade receivables to Financial Services. These intercompany cash flows are eliminated in the consolidated cash flows.

All cash flows from the changes in trade accounts and notes receivable (see Note 10) are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the company’s customers. Cash flows from financing receivables (see Note 11) that are related to the sale of equipment to the company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

The company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $290 million, $256 million and $208 million in 2006, 2005 and 2004, respectively. The company also had accounts payable for purchases of property and equipment of approximately $80 million, $55 million and $44 million at October 31, 2006, 2005 and 2004, respectively.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2006	2005	2004

Interest:
Equipment Operations*	$457	$377	$357
Financial Services	866	576	395
Intercompany eliminations*	(296)	(281)	(241)
Consolidated	$1,027	$672	$511

Income taxes:
Equipment Operations	$658	$516	$395
Financial Services	208	214	167
Intercompany eliminations	(165)	(183)	(138)
Consolidated	$701	$547	$424

*      Includes interest compensation to Financial Services for financing trade receivables.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The worldwide components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2006	2005	2004

Pensions
Service cost	$152	$144	$130
Interest cost	475	452	454
Expected return on plan assets	(667)	(684)	(619)
Amortization of actuarial loss	110	96	49
Amortization of prior service cost	42	43	41
Special early-retirement benefits	2		3
Settlements/curtailments	18
Net cost	$132	$51	$58

Weighted-average assumptions
Discount rates	5.7%	5.5%	6.0%
Rate of compensation increase	3.8%	3.9%	3.9%
Expected long-term rates of return	8.5%	8.5%	8.5%

The worldwide components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2006	2005	2004

Health care and life insurance
Service cost	$68	$83	$99
Interest cost	308	299	314
Expected returns on plan assets	(128)	(60)	(52)
Amortization of actuarial loss	196	297	304
Amortization of prior service cost	(132)	(132)	(129)
Special early-retirement benefits	1		2
Settlements/curtailments	2
Net cost	$315	$487	$538

Weighted-average assumptions
Discount rates	6.0%	5.5%	6.1%
Expected long-term rates of return	8.1%	8.5%	8.5%

A worldwide reconciliation of the funded status of the benefit plans and the assumptions related to the obligations at October 31 in millions of dollars follow:

			Health Care
			and
	Pensions		Life Insurance
	2006	2005	2006	2005
Change in benefit obligations
Beginning of year balance	$(8,482)	$(8,403)	$(5,228)	$(5,690)
Service cost	(152)	(144)	(68)	(83)
Interest cost	(475)	(452)	(308)	(299)
Actuarial gain (loss)	(202)	(19)	(326)	578
Amendments		(13)	6	12
Benefits paid	548	530	288	262
Health care subsidy receipts			(11)
Special early-retirement benefits	(2)		(1)
Settlements	58		2
Foreign exchange and other	(44)	19	(8)	(8)
End of year balance	(8,751)	(8,482)	(5,654)	(5,228)

Change in plan assets (fair value)
Beginning of year balance	8,284	7,635	1,177	686
Actual return on plan assets	1,163	966	201	91
Employer contribution	68	202	798	657
Benefits paid	(548)	(530)	(288)	(262)
Settlements	(58)
Foreign exchange and other	18	11	5	5
End of year balance	8,927	8,284	1,893	1,177
Plan obligation less than (more than) plan assets	176	(198)	(3,761)	(4,051)
Unrecognized actuarial loss	1,772	2,186	1,917	1,862
Unrecognized prior service (credit) cost	145	187	(141)	(266)
Net amount recognized	2,093	2,175	(1,985)	(2,455)
Minimum pension liability adjustment	(148)	(189)
Net asset (liability) recognized	$1,945	$1,986	$(1,985)	$(2,455)

Amounts recognized in balance sheet
Prepaid benefit cost	$2,642	$2,663
Accrued benefit liability	(697)	(677)	$(1,985)	$(2,455)
Intangible asset	9	15
Accumulated pretax charge to other comprehensive income	139	174
Net amount recognized	$2,093	$2,175	$(1,985)	$(2,455)

Weighted-average assumptions
Discount rates	5.7%	5.7%	5.9%	6.0%
Rate of compensation increase	3.8%	3.8%

The total accumulated benefit obligations for all pension plans at October 31, 2006 and 2005 was $8,322 million and $8,037 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $805 million and $111 million, respectively, at October 31, 2006 and $831 million and $160 million, respectively, at October 31, 2005.

The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $927 million and $158 million, respectively, at October 31, 2006 and $947 million and $204 million, respectively, at October 31, 2005.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

		Health Care	Health Care
		and	Subsidy
	Pensions	Life Insurance	Receipts*
2007	$559	$299	$16
2008	569	319	19
2009	571	337	22
2010	580	353	25
2011	598	369	28
2012 to 2016	3,194	2,048	189

*  Medicare Part D subsidy.

The company expects to contribute approximately $171 million to its pension plans and approximately $272 million to its health care and life insurance plans in 2007, which include direct benefit payments on unfunded plans. These expected contributions also include voluntary contributions to the U.S. pension plans of approximately $115 million and the health care plans of approximately $225 million during 2007.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations at October 31, 2006 were based on the trends for both pre - 65 and post - 65 age groups due to the effects of Medicare on the post - 65 group. This weighted-average composite trend rate for both groups was assumed to be 8.1 percent for 2007, 7.1 percent for 2008, 6.1 percent for 2009, 5.4 percent for 2010 and 5.0 percent for 2011 and all future years. The obligations at October 31, 2005 assumed 8.0 percent for 2006 graded down evenly to 5.0 percent for 2009 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2006 by $669 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $49 million. A decrease of one percentage point would decrease the obligations by $593 million and the cost by $43 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2006 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s. Prior to using this yield curve, the discount rate assumptions for the postretirement expenses in 2005 and 2004 and the obligations at October 31, 2004 were based on investment yields available on AA rated long-term corporate bonds.

The following is the percentage allocation for plan assets at October 31:

	Pensions		Health Care
	2006	2005	2006	2005*
Equity securities	57%	62%	57%	44%
Debt securities	20	18	28	42
Real estate	4	3	3	2
Other	19	17	12	12

*  Allocation affected by a contribution at year end temporarily held in debt securities.

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/ return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are approximately 57 percent for equity securities, 19 percent for debt securities, 3 percent for real estate and 21 percent for other and for health care assets are approximately 56 percent for equity securities, 28 percent for debt securities, 3 percent for real estate and 13 percent for other. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Although not a guarantee of future results, the average annual return of the company’s U.S. pension fund was approximately 10 percent during the past ten years and approximately 11 percent during the past 20 years.

The company has created certain Voluntary Employees Beneficiary Association trusts (VEBAs) for the funding of postretirement health care benefits. The future expected asset returns for these VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of short-term liquid securities. These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the company’s pension plan trust.

See Note 25 for defined contribution plans related to employee investment and savings.

6. INCOME TAXES

The provision for income taxes from continuing operations by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2006	2005	2004
Current:
U.S.:
Federal	$448	$422	$109
State	28	32	4
Foreign	260	284	206
Total current	736	738	319

Deferred:
U.S.:
Federal	3	(24)	301
State	6	(17)	37
Foreign	(3)	2	46
Total deferred	6	(39)	384
Provision for income taxes	$742	$699	$703

Based upon location of the company’s operations, the consolidated income from continuing operations before income taxes in the U.S. in 2006, 2005 and 2004 was $1,431 million, $1,226 million and $1,240 million, respectively, and in foreign countries was $743 million, $881 million and $861 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision from continuing operations and reasons for related differences in millions of dollars follow:

	2006	2005	2004
U.S. federal income tax provision at a statutory rate of 35 percent	$761	$737	$735
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	22	10	27
Taxes on foreign activities	8	(6)	(21)
Nondeductible costs and other-net	(49)	(42)	(38)
Provision for income taxes	$742	$699	$703

In October 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act introduced a special one- time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The deduction is 85 percent of certain foreign earnings that are repatriated. During 2005, the company recognized a tax benefit of approximately $15 million, related to the repatriation of foreign earnings under the Act.

At October 31, 2006, accumulated earnings in certain subsidiaries outside the U.S. totaled $942 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2006		2005
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Other postretirement benefit accruals	$825		$997
Prepaid pension costs - net		$845		$860
Accrual for sales allowances	327		324
Tax over book depreciation		214		231
Accrual for employee benefits	195		185
Lease transactions		144		154
Tax loss and tax credit carryforwards	132		93
Allowance for credit losses	77		73
Minimum pension liability adjustment	51		65
Intercompany profit in inventory	51		37
Stock option compensation	26
Undistributed foreign earnings		19		37
Other items	208	103	157	59
Less valuation allowances	(50)		(25)
Deferred income tax assets and liabilities	$1,842	$1,325	$1,906	$1,341

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2006, certain tax loss and tax credit carryforwards for $132 million were available with $81 million expiring from 2007 through 2025 and $51 million with an unlimited expiration date.

7. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses from continuing operations consisted of the following in millions of dollars:

	2006	2005	2004
Other income
Revenues from services	$165	$148	$103
Investment income	89	25
Securitization and servicing fee income	37	48	58
Other*	196	129	175
Total	$487	$350	$336
Other operating expenses
Depreciation of equipment on operating leases	$269	$237	$239
Cost of services	127	96	55
Debt repurchase	70
Other	79	48	39
Total	$545	$381	$333

*             Includes $50 million gain from sales of receivables and $30 million gain from the sale of a rental equipment company in 2004.

8. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Bell Equipment Limited (32 percent ownership) and A&I Products (36 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income of these companies is reported in the consolidated income statement under “Equity in Income of Unconsolidated Affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2006	2005	2004
Sales	$2,062	$1,983	$1,798
Net income	54	14	2
Deere & Company’s equity in net income	21	6	1

Financial Position	2006	2005
Total assets	$968	$817
Total external borrowings	86	119
Total net assets	293	271
Deere & Company’s share of the net assets	124	107

9. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities for continuing operations at October 31 in millions of dollars follow:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
2006
U.S. government debt securities	$363		$(1)	$362
Municipal debt securities	134			134
Corporate debt securities	549	$1		550
Mortgage-backed debt securities	284			284
Asset backed securities	239			239
Other debt securities	248			248
Marketable securities	$1,817	$1	$(1)	$1,817

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
2005
U.S. government debt securities	$312		$(1)	$311
Municipal debt securities	141			141
Corporate debt securities	814		(2)	812
Mortgage-backed debt securities	233			233
Asset backed securities	422		(2)	420
Other debt securities	252			252
Marketable securities	$2,174		$(5)	$2,169

The contractual maturities of debt securities at October 31, 2006 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$790	$790
Due after one through five years	631	631
Due after five through 10 years	82	82
Due after 10 years	314	314
Debt securities	$1,817	$1,817

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities from continuing operations were $2,157 million in 2006, $917 million in 2005 and none in 2004. Realized gains were $.4 million and realized losses were $4 million in 2006. Realized gains and losses were not material in prior years. Unrealized gains and losses and the increase (decrease) in net unrealized gains or losses were not material in these three years. Unrealized losses that have been continuous for over twelve months were not material. Unrealized losses at October 31, 2006 and 2005 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were not material.

10. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2006	2005
Trade accounts and notes:
Agricultural	$1,647	$1,774
Commercial and consumer	711	701
Construction and forestry	680	643
Trade accounts and notes receivable–net	$3,038	$3,118

At October 31, 2006 and 2005, dealer notes included in the previous table were $398 million in both years, and the allowance for doubtful trade receivables was $62 million and $54 million, respectively.

The Equipment Operations sell a significant portion of newly originated trade receivables to the credit operations and provide compensation to the credit operations at market rates of interest for these receivables.

Trade accounts and notes receivable primarily arise from sales of goods to dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business or default. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

11. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2006		2005
	Unrestricted /Restricted		Unrestricted /Restricted
Retail notes:
Equipment:
Agricultural	$7,512	$2,279	$6,730	$1,405
Commercial and consumer	1,231		1,212
Construction and forestry	2,447	462	2,148	265
Recreational products	35		51
Total	11,225	2,741	10,141	1,670
Wholesale notes	1,463		1,238
Revolving charge accounts	1,582		1,598
Financing leases (direct and sales-type)	927		856
Operating loans	379		384
Total financing receivables	15,576	2,741	14,217	1,670
Less:
Unearned finance income:
Equipment notes	1,306	359	1,098	204
Recreational product notes	8		14
Financing leases	114		104
Total	1,428	359	1,216	204
Allowance for doubtful receivables	144	11	132	8
Financing receivables – net	$14,004	$2,371	$12,869	$1,458

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

Financing receivables at October 31 related to the company’s sales of equipment (see Note 4) that were included in the table above were unrestricted and consisted of the following in millions of dollars:

	2006	2005
Retail notes*:
Equipment:
Agricultural	$1,217	$970
Commercial and consumer	87	74
Construction and forestry	719	553
Total	2,023	1,597
Wholesale notes	1,463	1,238
Sales-type leases	499	439
Total	3,985	3,274
Less:
Unearned finance income:
Equipment notes	260	196
Sales-type leases	52	46
Total	312	242
Financing receivables related to the company’s sales of equipment	$3,673	$3,032

*  These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2006		2005
	Unrestricted /Restricted		Unrestricted /Restricted
Due in months:
0 –12	$7,364	$753	$6,741	$421
13 –24	3,175	707	2,845	403
25 –36	2,391	621	2,140	360
37 –48	1,522	461	1,409	300
49 –60	876	180	837	164
Thereafter	248	19	245	22
Total	$15,576	$2,741	$14,217	$1,670

The maximum terms for retail notes are generally seven years for agricultural equipment, seven years for commercial and consumer equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2006 and 2005, the unpaid balances of receivables previously sold by the credit operations were $1,197 million and $2,019 million, respectively. The receivables sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2006 and 2005, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $17,572 million and $16,346 million, respectively.

Generally when financing receivables become approximately 120 days delinquent, accrual of finance income is suspended and the estimated uncollectible amount is written off to the allowance for credit losses. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Investments in financing receivables on non-accrual status at October 31, 2006 and 2005 were $44 million and $74 million, respectively.

Total financing receivable amounts 60 days or more past due were $45 million at October 31, 2006, compared with $34 million at October 31, 2005. These past-due amounts represented .27 percent of the receivables financed at October 31, 2006 and .24 percent at October 31, 2005. The allowance for doubtful financing receivables represented .94 percent and .97 percent of financing receivables outstanding at October 31, 2006 and 2005, respectively. In addition, at October 31, 2006 and 2005, the company’s credit operations had $194 million and $184 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2006	2005	2004
Balance, beginning of the year	$140	$145	$149
Provision charged to operations	51	19	43
Amounts written off	(39)	(28)	(37)
Other changes related to transfers for retail note sales and translation adjustments	3	4	(10)
Balance, end of the year	$155	$140	$145

12. SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations) involving its retail notes. For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction. Further information related to the secured borrowings and sales of retail notes is provided below.

Secured Borrowings

Beginning in 2005, the company’s new securitizations of retail notes were accounted for as secured borrowings. Retail notes related to these programs were transferred to certain SPEs which in turn issued debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at October 31, 2006 and 2005 were $22 million and $42 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The total components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2006	2005
Restricted financing receivables (retail notes)	$2,382	$1,466
Allowance for credit losses	(11)	(8)
Other assets	82	69
Total restricted securitized assets	$2,453	$1,527

The components of the secured borrowings and other liabilities related to these securitizations at October 31 were as follows in millions of dollars:

	2006	2005
Short-term borrowings	$2,403	$1,474
Accrued interest on borrowings	5	2
Total liabilities related to restricted securitized assets	$2,408	$1,476

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. The consolidated assets (restricted retail notes) relating to an SPE in which the company is the primary beneficiary and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,147 million and $650 million at October 31, 2006 and 2005, respectively. These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above. At October 31, 2006, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

Prior to 2005, the company periodically transferred certain retail notes into SPEs as part of its securitization program in transactions that were structured such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140. The SPEs issue asset-backed securities to investors and use the proceeds of the debt issuance to pay for the retail notes. However, the company retains certain interests in the SPEs’ assets including interest-only strips and, in some cases, reserve accounts and subordinated certificates. These retained interests are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The company retains the rights to certain future cash flows and in the U.S. transactions receives annual servicing fees approximating one percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are just adequate to compensate the servicer for the costs of providing the servicing. The company’s maximum exposure under recourse provisions related to securitized sold retail notes at October 31, 2006 and 2005 was $109 million and $151 million, respectively. The recourse provisions contractually specified by the documents governing the securitization transaction are contingent liabilities that are remote at this time. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due. The company’s retained interests are subordinate to investors’ interests and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2006 and 2005 were $994 million and $1,923 million, respectively. At October 31, 2006, the maximum remaining term of these receivables sold was approximately four years.

Pretax gains in millions of dollars on securitized retail notes sold (none in 2006 and 2005) and key assumptions used to initially determine the fair value of the retained interests were as follows:

2004
Pretax gains	$48
Weighted-average maturities in months	20
Average annual prepayment rates	20%
Average expected annual credit losses	.38%
Discount rates on retained interests and subordinate tranches	13%

Cash flows received from securitization trusts for retail notes sold in millions of dollars were as follows:

	2006	2005	2004
Proceeds from new securitizations			$2,269
Servicing fees received	$13	$22	30
Other cash flows received	27	46	66

Components of retained interests in securitized retail notes sold at October 31 in millions of dollars follow:

	2006	2005
Interest only strips	$41	$51
Reserve accounts held for benefit of securitization entities	48	69
Subordinated certificates	9	7
Retained interests	$98	$127

The total retained interests, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on the retained interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2006	2005
Securitized retail notes sold
Carrying amount/fair value of retained interests	$98	$127
Weighted-average life (in months)	11	14
Prepayment speed assumption (annual rate)	16%	19%
Impact on fair value of 10% adverse change	$.2	$.7
Impact on fair value of 20% adverse change	$.3	$1.3
Expected credit losses (annual rate)	.46%	.48%
Impact on fair value of 10% adverse change	$.4	$.9
Impact on fair value of 20% adverse change	$.7	$1.8
Residual cash flows discount rate (annual)	11%	10%
Impact on fair value of 10% adverse change	$1.9	$2.6
Impact on fair value of 20% adverse change	$3.8	$5.0

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

Principal balances of owned, securitized retail notes sold and total managed retail notes; past due amounts; and credit losses (net of recoveries) as of and for the years ended October 31, in millions of dollars follow:

	Principal	Principal 60 Days or	Net Credit
	Outstanding	More Past Due	Losses
2006
Owned	$11,888	$19	$10
Securitized retail notes sold	898	6	2
Managed	$12,786	$25	$12
2005
Owned	$10,223	$15	$4
Securitized retail notes sold	1,777	7	3
Managed	$12,000	$22	$7

The amount of actual and projected future credit losses as a percent of the original balance of securitized retail notes sold (expected static pool losses) were as follows:

Securitized Retail Notes Sold In
2004
Actual and Projected Losses (%) as of October 31:
2006	.29%
2005	.40%
2004	.59%

13. OTHER RECEIVABLES

Other receivables for continuing operations at October 31 consisted of the following in millions of dollars:

	2006	2005
Taxes receivable	$224	$316
Receivables relating to securitized retail notes sold	89	120
Other	135	87
Other receivables	$448	$523

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain retained interests and deposits made with other entities for recourse provisions under the retail note sales agreements.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,494 million and $1,336 million at October 31, 2006 and 2005, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $460 million and $436 million at October 31, 2006 and 2005, respectively. The corresponding depreciation expense was $269 million in 2006, $237 million in 2005 and $239 million in 2004.

Future payments to be received on operating leases totaled $708 million at October 31, 2006 and are scheduled as follows in millions of dollars: 2007 – $300, 2008 – $204, 2009 – $125, 2010 – $61 and 2011 – $18.

15. INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 60 percent and 61 percent of worldwide gross inventories at FIFO value on October 31, 2006 and 2005, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2006	2005
Raw materials and supplies	$712	$716
Work-in-process	372	425
Finished machines and parts	2,013	2,126
Total FIFO value	3,097	3,267
Less adjustment to LIFO value	1,140	1,132
Inventories	$1,957	$2,135

16. PROPERTY AND DEPRECIATION

A summary of property and equipment for continuing operations at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2006	2005
Equipment Operations
Land		$83	$79
Buildings and building equipment	25	1,592	1,490
Machinery and equipment	10	3,088	2,961
Dies, patterns, tools, etc	7	931	1,039
All other	5	591	589
Construction in progress		231	232
Total at cost		6,516	6,390
Less accumulated depreciation		4,102	4,113
Total		2,414	2,277
Financial Services
Land		4	1
Buildings and building equipment	29	39	12
Machinery and equipment	10	65	7
All other	6	36	37
Construction in progress		245	43
Total at cost		389	100
Less accumulated depreciation		39	34
Total		350	66
Property and equipment-net		$2,764	$2,343

*  Weighted-averages

Leased property under capital leases amounting to $15 million and $23 million at October 31, 2006 and 2005, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation. Total property and equipment additions in 2006, 2005 and 2004 for continuing operations were $781 million, $523 million and $351 million and depreciation was $379 million, $354 million and $339 million, respectively. Financial Services property and equipment additions included above were $292 million, $46 million and $4 million in 2006, 2005 and 2004 and depreciation was $8 million, $5 million and $5 million, respectively. The increase in Financial Services additions in 2006 and 2005 was primarily due to wind turbines related to the wind energy entities.

Capitalized software is stated at cost less accumulated amortization and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” for continuing operations at October 31, 2006 and 2005 were $322 million and $302 million, less accumulated amortization of $258 million and $237 million, respectively. Amortization of these software costs was $32 million in 2006, $35 million in 2005 and $32 million in 2004.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2006	2005
Agricultural equipment	$180	$151
Commercial and consumer equipment	357	384
Construction and forestry	573	554
Goodwill	$1,110	$1,089

In 2006, the goodwill in the agricultural equipment segment increased by $34 million due to the acquisition of Roberts Irrigation Products, Inc. The goodwill in this segment also decreased by approximately $12 million in 2006 due to an adjustment of the goodwill related to the 2005 acquisition of an additional 48 percent interest in John Deere Equipment Private Ltd. The adjustment was the result of the recognition of an intangible asset for customer lists and relationships of $14 million, net of deferred tax effects and other minor adjustments of assets and liabilities related to the acquisition. The goodwill in the commercial and consumer equipment segment decreased by approximately $28 million in 2006 due to an adjustment of the goodwill related to the 2005 acquisition of United Green Mark, Inc. This was the result of the recognition of an intangible asset for customer lists and relationships of $38 million, net of deferred tax effects. The goodwill adjustments were the result of final fair value evaluations of identifiable net assets related to acquisitions. The remaining changes in goodwill were primarily due to fluctuations in foreign currency exchange rates.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2006	2005
Amortized intangible assets:
Customer lists and relationships	16	$52
Gross patents, licenses and other	6	11	$9
Total at cost		63	9
Less accumulated amortization		16	6
Total		47	3
Unamortized intangible assets:
Intangible asset related to minimum pension liability		9	15
Other intangible assets-net		$56	$18

*  Weighted-averages

Other intangible assets, excluding the intangible pension asset, are stated at cost less accumulated amortization. The intangible pension asset is remeasured and adjusted annually. The amortization of other intangible assets in 2006, 2005 and 2004 were $11 million, $2 million and $2 million, respectively.

18. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2006	2005
Equipment Operations
Commercial paper	$228	$324
Notes payable to banks	47	80
Long-term borrowings due within one year	7	274
Total	282	678
Financial Services
Commercial paper	2,352	1,902
Notes payable to banks	13	11
Notes payable related to securitizations (see below)	2,403	1,474
Long-term borrowings due within one year	3,071	2,819
Total	7,839	6,206
Short-term borrowings	$8,121	$6,884

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 12). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,403 million at October 31, 2006 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2007 - $897, 2008 - $675, 2009 - $482, 2010 - $286, 2011 - $63.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2006 and 2005 were 5.1 percent and 3.9 percent, respectively. All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $3,063 million at October 31, 2006. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation). At October 31, 2006, $410 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3 billion, expiring in February 2011. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 8.5 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2005. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2006 was $6,204 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $11,522 million at October 31, 2006. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

Deere & Company has an agreement with the Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to the Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement during the periods included in the financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 for continuing operations consisted of the following in millions of dollars:

	2006	2005
Equipment Operations
Accounts payable:
Trade payables	$1,246	$1,213
Dividends payable	89	74
Other	62	61
Accrued expenses:
Employee benefits	981	914
Product warranties	507	535
Dealer sales program discounts	378	312
Dealer sales volume discounts	220	254
Other	632	682
Total	4,115	4,045
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	194	184
Other	178	137
Accrued expenses:
Unearned revenue	204	79
Interest payable	129	116
Employee benefits	69	61
Other	29	78
Total	803	655
Eliminations*	435	379
Accounts payable and accrued expenses	$4,483	$4,321

*             Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2006		2005
Equipment Operations**
Notes and debentures:
7.85% debentures due 2010	$306		$500
6.95% notes due 2014: ($700 principal) Swapped to variable interest rates of 6.4% – 2006, 5.2% – 2005	734	*	744	*
8.95% debentures due 2019	56		200
8-1/2% debentures due 2022	105		200
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	18		29
Total	1,969		2,423
Financial Services**
Notes and debentures:
Medium-term notes due 2006 – 2011: (principal $5,820 - 2006, $5,505 - 2005) Average interest rates of 4.8% – 2006, 4.1% – 2005	5,805	*	5,047	*
4.5% notes due 2007: ($500 principal) Swapped $300 to variable interest rate of 4.5% – 2005			498	*
3.90% notes due 2008: ($850 principal) Swapped $350 to variable interest rates of 5.9% – 2006, 4.7% – 2005	839	*	835	*
6% notes due 2009: ($300 principal) Swapped to variable interest rates of 5.6% – 2006, 4.0% – 2005	304	*	308	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 to variable interest rates of 6.4% – 2006, 4.8% – 2005	1,570	*	1,592	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 6.1% – 2006, 4.8% – 2005	626	*	627	*
Other notes	471		409
Total	9,615		9,316
Long-term borrowings	$11,584		$11,739

*                    Includes fair value adjustments related to interest rate swaps.

**             All interest rates are as of year end.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2007 – $7, 2008 – $3, 2009 – $11, 2010 – $312 and 2011 – none. The approximate principal amounts of the credit subsidiaries’ long–term borrowings maturing in each of the next five years in millions of dollars are as follows: 2007 – $3,072, 2008 – $3,393, 2009 – $2,206, 2010 – $1,038 and 2011 – $798.

21. LEASES

At October 31, 2006, future minimum lease payments under capital leases amounted to $13 million as follows: 2007 – $2, 2008 – $1, 2009 – $1, 2010 – $1, 2011 – $1 and later years $7. Total rental expense for operating leases was $118 million in 2006, $111 million in 2005 and $102 million in 2004.

At October 31, 2006, future minimum lease payments under operating leases amounted to $301 million as follows: 2007 – $80, 2008 – $64, 2009 – $49, 2010 – $30, 2011 – $23 and later years $55.

22. CONTINGENCIES AND COMMITMENTS

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Warranty Liability
	2006	2005
Beginning of year balance	$535	$458
Payments	(509)	(453)
Accruals for warranties	481	530
End of year balance	$507	$535

The company has certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2006, the maximum amount of exposure to losses under these agreements was $117 million. The estimated credit risk associated with sold receivables totaled $4 million at October 31, 2006. This risk of loss is recognized primarily in the retained interests recorded on the company’s balance sheet (see Note 12). The company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At October 31, 2006, the maximum remaining term of the receivables guaranteed was approximately four years.

At October 31, 2006, the company had approximately $140 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2006, the company had accrued losses of approximately $3 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2006 was approximately eight years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere

Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2006, the maximum exposure for uncollected premiums was approximately $34 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $432 million at October 31, 2006. The credit operations believe that the likelihood of the occurrence of substantially all of the events that give rise to the exposure under this Agreement is extremely remote and as a result, at October 31, 2006, the credit operations have accrued probable losses of approximately $.2 million under the Agreement.

At October 31, 2006, the company had commitments of approximately $481 million for the construction and acquisition of property and equipment. At October 31, 2006, the company also had pledged or restricted assets of $92 million, outside the U.S., primarily as collateral for borrowings, and $15 million of restricted other assets in the U.S. related to the sale of the health care operations.

The company also had other miscellaneous contingent liabilities totaling approximately $35 million at October 31, 2006, for which it believes the probability for payment is remote.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2003	268.2	$1,988
Other		56
Balance at October 31, 2004	268.2	2,044
Other		38
Balance at October 31, 2005	268.2	2,082
Other		130
Balance at October 31, 2006	268.2	$2,212

The number of common shares the company is authorized to issue is 600 million and the number of authorized preferred shares, none of which has been issued, is 9 million.

A reconciliation of basic and diluted income per share follows in millions, except per share amounts:

	2006	2005	2004
Continuing Operations:
Income	$1,453.2	$1,414.0	$1,398.4
Average shares outstanding	233.4	243.3	247.2
Basic income per share	$6.23	$5.81	$5.66
Average shares outstanding	233.4	243.3	247.2
Effect of dilutive stock options	2.4	3.1	5.9
Total potential shares outstanding	235.8	246.4	253.1
Diluted income per share	$6.16	$5.74	$5.53
Total Operations:
Net Income	$1,693.8	$1,446.8	$1,406.1
Average shares outstanding	233.4	243.3	247.2
Basic net income per share	$7.26	$5.95	$5.69
Total potential shares outstanding	235.8	246.4	253.1
Diluted net income per share	$7.18	$5.87	$5.56

All stock options outstanding were included in the computation during 2006, 2005 and 2004, except 9 thousand stock options in 2006 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

In the first quarter of 2006, the company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, (see Note 1 for “New Accounting Standards Adopted” and “Share-Based Compensation” for 2005 and 2004 information).

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The company recognizes the compensation cost on these stock options and restricted stock awards either immediately if the employee is eligible to retire or on a straight-line basis over the vesting period for the entire award. According to these plans at October 31, 2006, the company is authorized to grant an additional 11.2 million shares related to stock options or restricted stock.

In 2006, the fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options on the company’s stock. The expected volatilities are constructed from the following three components: the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options’ time to maturity. The company uses historical data to estimate option exercise behavior and employee termination within the valuation model.

The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

The assumptions used for the binomial lattice model to determine the fair value of options granted during 2006 follow:

Risk-free interest rate	3.8%- 4.5%
Expected dividends	1.8%
Expected volatility	25.3%- 27.5%
Weighted-average volatility	25.4%
Expected term (in years)	6.9- 7.7

Stock option activity at October 31, 2006 and changes during 2006 in millions of dollars and shares except for share price follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)*	Value
Outstanding at beginning of year	18.2	$51.82
Granted	2.4	68.88
Exercised	(7.3)	46.19
Expired or forfeited	(.1)	65.76
Outstanding at end of year	13.2	57.95	6.68	$384
Exercisable at end of year	7.8	51.00	5.75	280

*      Weighted-averages

The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004 were $20.20, $19.97 and $12.40, respectively. The total intrinsic values of options exercised during 2006, 2005 and 2004 were $236 million, $102 million and $149 million, respectively. During 2006, 2005 and 2004, cash received from stock option exercises was $328 million, $154 million and $251 million with tax benefits of $87 million, $38 million and $55 million, respectively.

The company’s nonvested restricted shares at October 31, 2006 and changes during 2006 in millions of dollars and shares follow:

		Grant-Date
	Shares	Fair Value*
Nonvested at beginning of year	.7	$60.72
Granted	.2	69.77
Vested	(.2)	47.94
Fortfeited		65.56
Nonvested at end of year	.7	$66.90

*      Weighted-averages

During 2006, the total share-based compensation expense was $91 million with an income tax benefit recognized in net income of $34 million.  At October 31, 2006, there was $54 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares.  This compensation is expected to be recognized over a weighted-average period of approximately 1.5 years. The total fair values of stock options and restricted shares vested during 2006, 2005 and 2004 were $63 million, $55 million and $54 million, respectively.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period according to the prior standard, FASB Statement No. 123, Accounting for Stock-Based Compensation, which included employees eligible to retire. Under the new standard, the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period in 2006 was approximately $19 million pretax, $12 million after-tax ($.05 per share, basic and diluted).

The company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2006, the company had 41.0 million shares in treasury stock and 10.3 million shares remaining to be repurchased under its current publicly announced 26.0 million share repurchase program.

25. EMPLOYEE INVESTMENT AND SAVINGS PLANS

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. Company contributions and costs under these plans were $100 million in 2006, $81 million in 2005 and $43 million in 2004.

26. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2004
Minimum pension liability adjustment	$1,627	$(606)	$1,021
Cumulative translation adjustment	86	2	88
Unrealized gain (loss) on derivatives:
Hedging loss	(19)	7	(12)
Reclassification of realized loss to net income	44	(16)	28
Net unrealized gain	25	(9)	16
Unrealized gain on investments:
Holding gain	3	(1)	2
Reclassification of realized gain to net income	(3)	1	(2)
Net unrealized gain
Total other comprehensive income	$1,738	$(613)	$1,125

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2005
Minimum pension liability adjustment	$(86)	$34	$(52)
Cumulative translation adjustment	60	1	61
Unrealized gain (loss) on derivatives:
Hedging gain	6	(2)	4
Reclassification of realized loss to net income	14	(5)	9
Net unrealized gain	20	(7)	13
Unrealized holding loss and net loss on investments*	(9)	3	(6)
Total other comprehensive income (loss)	$(15)	$31	$16

*      Reclassification of realized gains or losses to net income were not material.

2006
Minimum pension liability adjustment	$34	$(13)	$21
Cumulative translation adjustment	73	7	80
Unrealized hedging gain and net gain on derivatives*		1	1
Unrealized loss on investments:
Holding loss	(5)	2	(3)
Reclassification of realized loss to net income	4	(2)	2
Net unrealized loss	(1)		(1)
Total other comprehensive income (loss)	$106	$(5)	$101

*      Reclassification of realized gains or losses to net income were not material.

27. FINANCIAL INSTRUMENTS

The fair values of financial instruments which do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$14,004	$13,799	$12,869	$12,696
Restricted financing receivables	$2,371	$2,348	$1,458	$1,438
Short-term secured borrowings*	$2,403	$2,402	$1,474	$1,468
Long-term borrowings:
Equipment Operations	$1,969	$2,197	$2,423	$2,774
Financial Services	9,615	9,678	9,316	9,374
Total	$11,584	$11,875	$11,739	$12,148

*      See Note 18.

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

Certain interest rate swaps were designated as hedges of future cash flows from commercial paper and variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. The amount of the gain recorded in other comprehensive income at October 31, 2006 that is expected to be reclassified to interest expense in the next 12 months if interest rates remain unchanged is approximately $7 million after-tax. These swaps mature in up to 53 months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized currently in earnings. These instruments relate to swaps that are used to facilitate certain borrowings.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and options in order to manage the currency exposure of certain receivables, liabilities, borrowings and expected inventory purchases. For transactions not designated as hedges under FASB Statement No. 133, the fair value gains or losses from these foreign currency derivatives are recognized currently in cost of sales or other operating expenses, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The company has designated certain foreign exchange forward contracts as cash flow hedges of expected inventory purchases. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of sales as the inventory costs are recognized in cost of sales. These amounts offset the effect of the changes in foreign exchange rates on the related inventory purchases. The amount of the loss recorded in other comprehensive income that is expected to be reclassified to cost of sales in the next 12 months is approximately $2 million after-tax. These contracts mature in up to 12 months.

The company has designated foreign exchange currency swaps as cash flow hedges of long-term borrowings. The effective portion of the fair value gains or losses on these swaps is recorded in other comprehensive income and subsequently reclassified into other operating expenses as payments are accrued and these instruments approach maturity. This offsets the exchange rate effects on the borrowing being hedged included in other operating expenses.

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts and swaps designated as hedges were recognized currently in earnings and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004

The company’s operations are organized and reported in four major business segments described as follows:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment.

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape products and irrigation equipment; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agricultural, commercial and consumer, and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

The company’s tractors and implements segment and the harvesting equipment segment have been aggregated in the agricultural equipment segment described above since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distribution of their products.

Certain operations do not meet the materiality threshold of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and have been grouped together as “Other.” Due to the sale of the health care operations in 2006 (see Note 2), the health care operations were reclassified from “Other” to discontinued operations for all years presented. Applicable segment information as follows has been revised for this reclassification. The remaining “Other” information consists of certain miscellaneous service operations that do not meet the materiality threshold.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows.  In addition to the following unaffiliated sales and revenues by unaffiliated sales and revenues by segment, intersegment sales and revenues in 2006, 2005 and 2004 were as follows: agricultural equipment net sales of $138 million, $105 million and $88 million, construction and forestry net sales of $10 million, $13 million and $11 million, and credit revenues of $216 million, $237 million and $216 million, respectively.

OPERATING SEGMENTS	2006	2005	2004
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$10,232	$10,567	$9,717
Commercial and consumer equipment net sales	3,877	3,605	3,742
Construction and forestry net sales	5,775	5,229	4,214
Total net sales	19,884	19,401	17,673
Credit revenues	1,819	1,450	1,276
Other revenues*	445	340	255
Total	$22,148	$21,191	$19,204

*                 Other revenues are primarily the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 30, net of certain intercompany eliminations.

Operating profit
Agricultural equipment	$882	$970	$1,072
Commercial and consumer equipment	221	183	246
Construction and forestry	802	689	587
Credit*	520	491	466
Other	1
Total operating profit	2,426	2,333	2,371
Interest income	75	103	64
Investment income	83	25
Interest expense	(193)	(211)	(205)
Foreign exchange gain (loss) from equipment operations’ financing activities	12	(7)	(10)
Corporate expenses – net	(208)	(130)	(119)
Income taxes	(742)	(699)	(703)
Total	(973)	(919)	(973)
Income from continuing operations	1,453	1,414	1,398
Income from discontinued operations	241	33	8
Net income	$1,694	$1,447	$1,406

*      Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agricultural equipment	$7	$6	$6
Commercial and consumer equipment	6	5	5
Construction and forestry	4	4	8
Credit**	1,570	1,241	992
Corporate	75	103	64
Intercompany**	(295)	(281)	(241)
Total	$1,367	$1,078	$834

*      Does not include finance rental income for equipment on operating leases.

**   Includes interest income from Equipment Operations for financing trade receivables.

OPERATING SEGMENTS	2006	2005	2004
Interest expense
Agricultural equipment*	$142	$138	$127
Commercial and consumer equipment*	57	52	54
Construction and forestry*	44	34	24
Credit	876	607	423
Corporate	193	211	205
Intercompany*	(295)	(281)	(241)
Total	$1,017	$761	$592

*      Includes interest compensation to credit operations for financing trade receivables.

Depreciation* and amortization expense
Agricultural equipment	$255	$236	$225
Commercial and consumer equipment	82	75	73
Construction and forestry	70	66	65
Credit	284	250	250
Discontinued operations		9	8
Total	$691	$636	$621

*      Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$10	$8	$2
Commercial and consumer equipment	1	(1)	(2)
Construction and forestry	10	(2)
Credit		1	1
Total	$21	$6	$1

Identifiable operating assets
Agricultural equipment	$3,342	$3,383	$3,145
Commercial and consumer equipment	1,383	1,460	1,330
Construction and forestry	2,386	2,078	1,970
Credit	21,316	19,057	15,937
Other	157	17	10
Corporate*	6,136	7,291	6,043
Discontinued operations		351	319
Total	$34,720	$33,637	$28,754

*      Corporate assets are primarily the Equipment Operations’ prepaid pension costs, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 30, net of certain intercompany eliminations.

Capital additions
Agricultural equipment	$354	$333	$246
Commercial and consumer equipment	43	67	64
Construction and forestry	92	77	37
Credit	292	46	4
Discontinued operations		1	14
Total	$781	$524	$365

Investment in unconsolidated affiliates
Agricultural equipment	$31	$20	$18
Commercial and consumer equipment	4	3	4
Construction and forestry	84	80	81
Credit	5	4	4
Total	$124	$107	$107

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign were material for disclosure purposes.

GEOGRAPHIC AREAS	2006	2005	2004
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (90%)*	$13,851	$13,511	$12,332
Financial Services revenues (82%)*	1,655	1,251	1,063
Total	15,506	14,762	13,395
Outside U.S. and Canada:
Equipment Operations net sales	6,033	5,890	5,340
Financial Services revenues	216	200	214
Total	6,249	6,090	5,554
Other revenues	393	339	255
Total	$22,148	$21,191	$19,204

*      The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2006, 2005 and 2004.

Operating profit
U.S. and Canada:
Equipment Operations	$1,445	$1,298	$1,284
Financial Services	470	431	413
Total	1,915	1,729	1,697
Outside U.S. and Canada:
Equipment Operations	460	544	621
Financial Services	51	60	53
Total	511	604	674
Total	$2,426	$2,333	$2,371

Property and equipment
U.S	$1,730	$1,413	$1,304
Germany	320	284	276
Other countries	714	647	558
Total	$2,764	$2,344	$2,138

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter*	Quarter	Quarter
2006
Net sales and revenues	$4,202	$6,562	$6,267	$5,117
Net sales	3,691	6,029	5,677	4,487
Gross profit	795	1,486	1,279	962
Income from continuing operations before income taxes	340	785	681	368
Net income	236	745	436	277
Income per share from continuing operations – basic	.95	2.19	1.87	1.21
Net income per share – basic	1.00	3.16	1.87	1.21
Income per share from continuing operations – diluted	.94	2.17	1.85	1.20
Net income per share – diluted	.99	3.13	1.85	1.20
Dividends declared per share	.39	.39	.39	.39
Dividends paid per share	.31	.39	.39	.39

* See Note 2

2005
Net sales and revenues	$3,935	$6,441	$5,823	$4,992
Net sales	3,527	6,019	5,370	4,485
Gross profit	757	1,474	1,106	885
Income from continuing operations before income taxes	333	888	570	316
Net income	223	604	387	233
Income per share from continuing operations – basic	.87	2.44	1.57	.92
Net income per share – basic	.90	2.46	1.60	.97
Income per share from continuing operations – diluted	.86	2.41	1.55	.91
Net income per share – diluted	.89	2.43	1.58	.96
Dividends declared per share	.28	.31	.31	.31
Dividends paid per share	.28	.28	.31	.31

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006 Market price
High	$72.60	$89.00	$91.98	$90.47
Low	$60.40	$69.81	$69.79	$66.90
2005 Market price
High	$74.73	$72.49	$73.98	$73.85
Low	$61.47	$61.01	$58.70	$56.99

At October 31, 2006, there were 28,530 holders of record of the company’s $1 par value common stock.

Dividend

The board of directors, at its meeting on November 29, 2006, increased the quarterly dividend to $.44 per share, from the previous level of $.39 per share, payable on February 1, 2007 to stockholders of record on December 31, 2006.

30. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2006, 2005 and 2004

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2006	2005	2004	2006	2005	2004
Net Sales and Revenues
Net sales	$19,884.0	$19,401.4	$17,673.0
Finance and interest income	92.2	118.8	83.2	$1,980.3	$1,601.5	$1,353.7
Other income	383.9	308.1	236.1	163.6	86.1	138.6
Total	20,360.1	19,828.3	17,992.3	2,143.9	1,687.6	1,492.3

Costs and Expenses
Cost of sales	15,362.0	15,179.3	13,582.3
Research and development expenses	725.8	677.3	611.6
Selling, administrative and general expenses	1,942.1	1,766.8	1,647.6	384.3	322.3	340.0
Interest expense	193.4	211.3	205.0	876.1	607.3	423.3
Interest compensation to Financial Services	243.7	223.1	205.1
Other operating expenses	239.9	146.4	97.7	362.9	275.6	271.4
Total	18,706.9	18,204.2	16,349.3	1,623.3	1,205.2	1,034.7

Income of Consolidated Group before Income Taxes	1,653.2	1,624.1	1,643.0	520.6	482.4	457.6
Provision for income taxes	564.4	527.7	546.4	177.3	170.8	156.7
Income of Consolidated Group	1,088.8	1,096.4	1,096.6	343.3	311.6	300.9

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	342.8	317.4	306.2	.4	.6	.6
Other	21.6	.2	(4.4)
Total	364.4	317.6	301.8	.4	.6	.6
Income from Continuing Operations	1,453.2	1,414.0	1,398.4	343.7	312.2	301.5
Income from Discontinued Operations	240.6	32.8	7.7	240.6	32.8	7.7
Net Income	$1,693.8	$1,446.8	$1,406.1	$584.3	$345.0	$309.2

*      Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the “Equipment Operations” income statement reflect the results of the agricultural equipment, commercial and consumer equipment and construction and forestry operations. The supplemental “Financial Services” data represent primarily Deere & Company’s credit operations with the health care operations reported on a discontinued basis. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2006 and 2005

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2006	2005	2006	2005
ASSETS
Cash and cash equivalents	$1,476.7	$1,943.9	$210.8	$314.2
Cash equivalents deposited with unconsolidated subsidiaries		179.7
Cash and cash equivalents	1,476.7	2,123.6	210.8	314.2
Marketable securities	1,709.0	2,158.7	107.7	10.4
Receivables from unconsolidated subsidiaries and affiliates	494.2	324.4	.1	.3
Trade accounts and notes receivable - net	986.7	873.7	2,485.6	2,621.6
Financing receivables - net	5.3	5.6	13,998.7	12,863.8
Restricted financing receivables - net			2,370.8	1,457.9
Other receivables	317.9	401.2	130.4	121.8
Equipment on operating leases - net			1,493.9	1,335.6
Inventories	1,957.3	2,134.9
Property and equipment - net	2,414.0	2,277.3	349.6	66.1
Investments in unconsolidated subsidiaries and affiliates	2,665.3	2,318.8	4.6	4.3
Goodwill	1,110.0	1,088.5
Other intangible assets - net	56.4	18.3
Prepaid pension costs	2,630.3	2,638.5	12.1	24.2
Other assets	200.5	173.5	265.1	246.2
Deferred income taxes	681.5	729.7	10.6	11.1
Deferred charges	105.6	102.2	33.2	32.5
Assets of discontinued operations		159.6		351.3
Total Assets	$16,810.7	$17,528.5	$21,473.2	$19,461.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$282.5	$677.4	$7,838.6	$6,206.4
Payables to unconsolidated subsidiaries and affiliates	31.0	141.1	472.2	485.7
Accounts payable and accrued expenses	4,115.2	4,044.7	803.1	654.6
Accrued taxes	137.9	188.2	14.6	26.1
Deferred income taxes	16.8	11.8	158.0	163.6
Long-term borrowings	1,969.5	2,423.4	9,614.5	9,315.4
Retirement benefit accruals and other liabilities	2,766.6	3,190.4	26.3	41.9
Liabilities of discontinued operations				191.7
Total liabilities	9,319.5	10,677.0	18,927.3	17,085.4
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 600,000,000 shares; issued – 268,215,602 shares in 2006 and 2005), at stated value	2,212.0	2,081.7	1,014.1	997.8
Common stock in treasury, 40,982,540 shares in 2006 and 31,343,892 shares in 2005, at cost	(2,673.4)	(1,743.5)
Unamortized restricted stock compensation	(8.5)	(16.4)
Retained earnings	7,886.8	6,556.1	1,453.2	1,320.9
Total	7,416.9	6,877.9	2,467.3	2,318.7
Minimum pension liability adjustment	(87.6)	(108.9)
Cumulative translation adjustment	150.3	70.6	65.2	40.9
Unrealized gain on derivatives	6.8	6.2	8.7	7.4
Unrealized gain on investments	4.8	5.7	4.7	8.9
Accumulated other comprehensive income (loss)	74.3	(26.4)	78.6	57.2
Total stockholders’ equity	7,491.2	6,851.5	2,545.9	2,375.9
Total Liabilities and Stockholders’ Equity	$16,810.7	$17,528.5	$21,473.2	$19,461.3

*      Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent primarily Deere & Company’s credit operations with the health care operations reported on a discontinued basis. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2006, 2005 and 2004

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2006	2005	2004	2006	2005	2004

Cash Flows from Operating Activities
Net income	$1,693.8	$1,446.8	$1,406.1	$584.3	$345.0	$309.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	14.6	13.2	9.3	51.4	12.9	42.1
Provision for depreciation and amortization	406.8	377.4	362.7	323.2	297.9	291.7
Gain on the sale of a business	(356.0)			(356.0)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(273.7)	(181.8)	156.2	(.3)	(.6)	(.5)
Provision (credit) for deferred income taxes	19.1	(40.2)	374.4	(3.4)	(9.1)	10.6
Changes in assets and liabilities:
Receivables	(108.4)	16.7	(112.9)	(20.6)	(4.3)	35.6
Inventories	211.8	(68.5)	(293.6)
Accounts payable and accrued expenses	83.8	295.6	916.0	128.7	78.5	(9.0)
Retirement benefit accruals/prepaid pension costs	(395.1)	(313.7)	(1,224.9)	(4.9)	1.7	(20.9)
Other	14.6	115.9	(210.1)	89.8	(136.6)	(5.4)
Net cash provided by operating activities	1,311.3	1,661.4	1,383.2	792.2	585.4	653.4

Cash Flows from Investing Activities
Collections of receivables			37.0	29,067.2	27,407.3	24,015.1
Proceeds from sales of financing receivables				139.6	132.7	2,333.6
Proceeds from maturities and sales of marketable securities	2,901.6	1,016.0		104.4	48.9	66.7
Proceeds from sales of equipment on operating leases		5.6	.8	310.9	393.5	443.6
Proceeds from sales of businesses, net of cash sold	440.1	50.0	90.4			.2
Cost of receivables acquired			(17.3)	(30,907.0)	(30,415.2)	(27,864.3)
Purchases of marketable securities	(2,447.3)	(3,175.4)		(118.3)	(100.9)	(79.5)
Purchases of property and equipment	(493.1)	(466.9)	(345.9)	(272.9)	(45.7)	(18.0)
Cost of operating leases acquired				(808.9)	(687.4)	(571.1)
Acquisitions of businesses, net of cash acquired	(55.7)	(169.7)	(192.9)
Decrease in receivables from unconsolidated affiliates						274.3
Other	32.4	(10.5)	34.4	(106.3)	(42.9)	(37.2)
Net cash provided by (used for) investing activities	378.0	(2,750.9)	(393.5)	(2,591.3)	(3,309.7)	(1,436.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(140.6)	96.7	(63.3)	1,349.3	1,717.7	(292.8)
Change in intercompany receivables/payables	(184.4)	1,132.7	(1,656.1)	4.7	(1,177.4)	1,264.3
Proceeds from long-term borrowings			10.9	3,140.2	3,805.4	2,178.7
Payments of long-term borrowings	(782.7)	(76.6)	(267.4)	(2,737.8)	(1,433.0)	(2,045.2)
Proceeds from issuance of common stock	327.6	153.6	250.8
Repurchases of common stock	(1,299.3)	(918.9)	(193.1)
Dividends paid	(348.4)	(289.7)	(246.6)	(106.7)	(166.7)	(444.2)
Excess tax benefits from share-based compensation	85.6
Other	(10.6)	(2.0)	(.4)	40.8	23.7	2.7
Net cash provided by (used for) financing activities	(2,352.8)	95.8	(2,165.2)	1,690.5	2,769.7	663.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16.6	(22.2)	27.6	5.2	2.8	10.5
Net Increase (Decrease) in Cash and Cash Equivalents	(646.9)	(1,015.9)	(1,147.9)	(103.4)	48.2	(109.2)
Cash and Cash Equivalents at Beginning of Year	2,123.6	3,139.5	4,287.4	314.2	266.0	375.2
Cash and Cash Equivalents at End of Year	$1,476.7	$2,123.6	$3,139.5	$210.8	$314.2	$266.0

*      Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect Deere & Company with Financial Services on the Equity Basis. The supplemental “Financial Services” data represent primarily Deere & Company’s credit and health care operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Net sales and revenues	$22,148	$21,191	$19,204	$14,856	$13,296	$12,694	$12,650	$11,289	$13,389	$12,412
Net sales	19,884	19,401	17,673	13,349	11,703	11,077	11,169	9,701	11,926	11,082
Finance and interest income	1,777	1,440	1,196	1,276	1,339	1,445	1,321	1,104	1,007	867
Research and development expenses	726	677	612	577	528	590	542	458	445	412
Selling, administrative and general expenses	2,324	2,086	1,984	1,623	1,546	1,609	1,407	1,265	1,213	1,203
Interest expense	1,018	761	592	629	637	766	677	557	519	422
Income (loss) from continuing operations	1,453	1,414	1,398	620	296	(83)	470	227	1,016	997
Net income(loss)	1,694	1,447	1,406	643	319	(64)	486	239	1,021	960
Return on net sales	8.5%	7.5%	8.0%	4.8%	2.7%	(.6)%	4.3%	2.5%	8.6%	8.7%
Return on beginning stockholders’ equity	24.7%	22.6%	35.1%	20.3%	8.0%	(1.5)%	11.9%	5.9%	24.6%	27.0%

Income (loss) per share from continuing operations – basic	$6.23	$5.81	$5.66	$2.58	$1.24	$(.35)	$2.01	$.98	$4.18	$3.93
– diluted	6.16	5.74	5.53	2.55	1.23	(.35)	2.00	.97	4.14	3.89
Net income (loss) per share – basic	7.26	5.95	5.69	2.68	1.34	(.27)	2.07	1.03	4.20	3.78
– diluted	7.18	5.87	5.56	2.64	1.33	(.27)	2.06	1.02	4.16	3.74
Dividends declared per share	1.56	1.21	1.06	.88	.88	.88	.88	.88	.88	.80
Dividends paid per share	1.48	1.18	1.00	.88	.88	.88	.88	.88	.86	.80
Average number of common shares outstanding (in millions) – basic	233.4	243.3	247.2	240.2	238.2	235.0	234.3	232.9	243.3	253.7
– diluted	235.8	246.4	253.1	243.3	240.9	236.8	236.0	234.4	245.7	256.6

Total assets	$34,720	$33,637	$28,754	$26,258	$23,768	$22,663	$20,469	$17,578	$18,002	$16,320
Trade accounts and notes receivable – net	3,038	3,118	3,207	2,619	2,734	2,923	3,169	3,251	4,059	3,334
Financing receivables – net	14,004	12,869	11,233	9,974	9,068	9,199	8,276	6,743	6,333	6,405
Restricted financing receivables – net	2,371	1,458
Equipment on operating leases – net	1,494	1,336	1,297	1,382	1,609	1,939	1,954	1,655	1,209	775
Inventories	1,957	2,135	1,999	1,366	1,372	1,506	1,553	1,294	1,287	1,073
Property and equipment – net	2,764	2,343	2,138	2,064	1,985	2,037	1,893	1,759	1,675	1,494
Short-term borrowings:
Equipment Operations	282	678	312	577	398	773	928	642	1,512	171
Financial Services	7,839	6,206	3,146	3,770	4,039	5,425	4,831	3,846	3,810	3,604
Total	8,121	6,884	3,458	4,347	4,437	6,198	5,759	4,488	5,322	3,775
Long-term borrowings:
Equipment Operations	1,969	2,423	2,728	2,727	2,989	2,210	1,718	1,036	553	540
Financial Services	9,615	9,316	8,362	7,677	5,961	4,351	3,046	2,770	2,239	2,083
Total	11,584	11,739	11,090	10,404	8,950	6,561	4,764	3,806	2,792	2,623
Total stockholders’ equity	7,491	6,852	6,393	4,002	3,163	3,992	4,302	4,094	4,080	4,147

Book value per share	$32.97	$28.92	$25.90	$16.43	$13.24	$16.82	$18.34	$17.51	$17.56	$16.57
Capital expenditures	$774	$512	$364	$313	$358	$495	$419	$308	$438	$492
Number of employees (at year end)	46,549	47,423	46,465	43,221	43,051	45,069	43,670	38,726	37,002	34,420

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related statements of consolidated income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 31, 2006.  Our audits also included the financial statement schedule listed in the Index under Part III, Item 15(2).  We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Chicago, Illinois

December 18, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

		By:	/s/ R.W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date:	December 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated..

Each person signing below also hereby appoints Robert W. Lane, Michael J. Mack, Jr. and Marc A. Howze, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

)
/s/ C.C. Bowles	Director	)
C. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)December 19, 2006
)
/s/ T. Kevin Dunnigan	Director	)
T. Kevin Dunnigan		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)

Signature	Title	Date

)
)
/s/ Arthur L. Kelly	Director	)
Arthur L. Kelly		)
)
)
/s/ R.W. Lane	Chairman, Director and	)
R. W. Lane	Chief Executive Officer	)
)
)
/s/ Antonio Madero B.	Director	)
Antonio Madero B.		)
)
)
	Senior Vice President,	)
/s/ M. J. Mack, Jr.	Chief Financial Officer and	)
M. J. Mack, Jr.	Chief Accounting Officer	)
)
)
/s/ Joachim Milberg	Director	)December 19, 2006
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ John R. Walter	Director	)
John R. Walter		)
)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2006, 2005 and 2004

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2006
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$48,219	$14,493	Bad debt recoveries	$499	Trade receivable write-offs	$7,391	$55,820

Financial Services
Trade receivable allowances	5,771	939	Other changes	174	Trade receivable write-offs	1,004	5,880
Financing receivable allowances	140,333	50,554	Other changes	3,299	Financing receivable write-offs	38,823	155,363
Consolidated receivable allowances	$194,323	$65,986		$3,972		$47,218	$217,063

YEAR ENDED OCTOBER 31, 2005
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,248	$13,218	Bad debt recoveries	$407	Trade receivable write-offs	$9,654	$48,219
			Acquisitions	1,053	Transfers related to trade receivable sales	53
Financial Services
Trade receivable allowances	12,686	(5,759)	Acquisitions	53	Trade receivable write-offs	1,209	5,771
Financing receivable allowances	145,437	19,350	Other changes	3,281	Financing receivable write-offs	27,735	140,333
Consolidated receivable allowances	$201,371	$26,809		$4,794		$38,651	$194,323

YEAR ENDED OCTOBER 31, 2004
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$40,698	$9,288	Bad debt recoveries	$50	Trade receivable write-offs	$5,764	$43,248
					Transfers related to trade receivable sales	1,024
Financial Services
Trade receivable allowances	16,855	(1,476)	Acquisitions	1,024	Trade receivable write-offs	3,717	12,686
Financing receivable allowances	149,081	43,444			Other changes-primarily retail note sales	10,303	145,437
					Financing receivable write-offs	36,785
Consolidated receivable allowances	$206,634	$51,256		$1,074		$57,593	$201,371

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws , as amended (Exhibit 3 to Form 8-K of registrant dated December 4, 2006*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 14, 2006 (Exhibit 4.1 to form 10-Q of registrant for the quarter ended January 31, 2006*)

4.2	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.3	Rights Agreement dated as of December 3, 1997 between registrant and The Bank of New York (Exhibit 4.4 to Form 10-K of registrant for the year ended October 31, 2002*)

4.4

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S.$3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Credit Limited (Exhibit 4.5 to Form 10-K of registrant for the year ended October 31, 2002*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.6	Deere & Company Voluntary Deferred Compensation Plan, as amended August 30, 2006

10.7

John Deere Performance Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 23, 2005, Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Mid-Term Incentive Bonus Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 26, 2003*)

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 10 to Form 8-K of registrant dated February 22, 2006*)

10.11	Form of John Deere Nonqualified Stock Option Grant (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2004*)

10.12	Form of John Deere Restricted Stock Unit Grant (Exhibit 10.12 to Form 10-K of registrant for the year ended October 31, 2005*)

10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004*)

10.14	John Deere Defined Contribution Restoration Plan as amended December 2005 (Exhibit 10.14 to Form 10-K of registrant for the year ended October 31, 2005*)

10.15	John Deere Supplemental Pension Benefit Plan, as amended December 2005 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 2005*)

10.16	John Deere Senior Supplementary Pension Benefit Plan as amended December 2005 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 2005*)

10.17	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2005 (Exhibit 10.17 to Form 10-K of registrant for the year ended October 31, 2005*)

10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 27, 2002 *)

10.19	Deere & Company Nonemployee Director Deferred Compensation Plan as amended November 29, 2006

10.20

Form of Severance Protection Agreement between registrant and the executive officers (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 30, 2000, Securities and Exchange Commission File Number 1-4121*)

10.21

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001*)

10.22

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001*)

10.23

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002*)

10.24

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002*)

10.25	Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005*)

10.26

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporaiton (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005*)

10.27	Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005*)

12.	Computation of ratio of earnings to fixed charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Subsidiaries

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*              Incorporated by reference. Copies of these exhibits are available from the Company upon request.