Form 10-Q
period 2007-01-31
DEERE & CO
filed 2007-03-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large Accelerated Filer☒  Accelerated Filer☐  Non-Accelerated Filer☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

     At January 31, 2007, 226,853,729 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2007 and 2006

(In millions of dollars and shares except per share amounts) Unaudited
	2007	2006
Net Sales and Revenues
Net sales	$3,814.9	$3,691.4
Finance and interest income	482.4	403.5
Other income	127.9	107.2
Total	4,425.2	4,202.1

Costs and Expenses
Cost of sales	2,950.2	2,896.3
Research and development expenses	176.8	161.0
Selling, administrative and general expenses	543.5	467.6
Interest expense	267.1	229.9
Other operating expenses	122.2	107.2
Total	4,059.8	3,862.0

Income of Consolidated Group
Before Income Taxes	365.4	340.1
Provision for income taxes	128.1	116.1
Income of Consolidated Group	237.3	224.0

Equity in Income (Loss) of Unconsolidated Affiliates
Credit	.1	.1
Other	1.3	(.2)
Total	1.4	(.1)

Income from Continuing Operations	238.7	223.9
Income from Discontinued Operations		12.0
Net Income	$238.7	$235.9

Per Share Data
Basic:
Continuing operations	$1.05	$.95
Discontinued operations		.05
Net income	$1.05	$1.00

Diluted:
Continuing operations	$1.04	$.94
Discontinued operations		.05
Net income	$1.04	$.99

Average Shares Outstanding:
Basic	227.2	235.9
Diluted	229.8	238.5

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31 2007	October 31 2006	January 31 2006
Assets
Cash and cash equivalents	$1,341.1	$1,687.5	$1,477.2
Marketable securities	1,410.0	1,816.7	1,967.7
Receivables from unconsolidated
affiliates	24.1	22.2	14.2
Trade accounts and notes
receivable — net	3,188.2	3,037.7	3,179.1
Financing receivables — net	13,683.7	14,004.0	12,527.5
Restricted financing receivables — net	2,066.7	2,370.8	1,561.6
Other receivables	408.2	448.2	371.1
Equipment on operating leases — net	1,420.8	1,493.9	1,311.8
Inventories	2,484.1	1,957.3	2,731.7
Property and equipment — net	2,951.0	2,763.6	2,393.3
Investments in unconsolidated affiliates	124.9	124.0	106.2
Goodwill	1,115.7	1,110.0	1,102.5
Other intangible assets — net	54.4	56.4	21.0
Prepaid pension costs	2,635.3	2,642.4	2,653.1
Other assets	502.1	465.6	541.9
Deferred income taxes	585.2	582.2	646.3
Deferred charges	151.6	137.9	137.8
Assets of discontinued operations			313.3
Total Assets	$34,147.1	$34,720.4	$33,057.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,053.1	$8,121.2	$6,530.2
Payables to unconsolidated
affiliates	72.8	31.0	131.0
Accounts payable and accrued
expenses	4,027.0	4,482.8	3,778.8
Accrued taxes	150.4	152.5	217.8
Deferred income taxes	60.0	64.9	64.2
Long-term borrowings	10,571.1	11,584.0	12,201.4
Retirement benefit accruals
and other liabilities	2,636.8	2,792.8	3,065.9
Liabilities of discontinued operations			188.9
Total liabilities	26,571.2	27,229.2	26,178.2
Common stock, $1 par value (issued shares at
January 31, 2007 — 268,215,602)	2,311.3	2,212.0	2,100.7
Common stock in treasury	(2,817.6)	(2,673.4)	(1,910.9)
Unamortized restricted stock compensation	(11.7)	(8.5)	(15.6)
Retained earnings	8,025.3	7,886.8	6,700.0
Total	7,507.3	7,416.9	6,874.2
Accumulated other comprehensive income	68.6	74.3	4.9
Stockholders’ equity	7,575.9	7,491.2	6,879.1
Total Liabilities and Stockholders’ Equity	$34,147.1	$34,720.4	$33,057.3

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2007 and 2006
(In millions of dollars) Unaudited

	2007	2006
Cash Flows from Operating Activities
Net income	$238.7	$235.9
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	14.8	4.5
Provision for depreciation and amortization	185.7	161.2
Share-based compensation expense	42.6	46.6
Undistributed earnings of unconsolidated affiliates	(.3)	1.0
Credit for deferred income taxes	(3.9)	(20.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(30.7)	(177.9)
Inventories	(579.8)	(629.2)
Accounts payable and accrued expenses	(418.5)	(519.3)
Retirement benefit accruals/prepaid pension costs	(159.4)	(164.9)
Other	24.8	99.5
Net cash used for operating activities	(686.0)	(962.9)

Cash Flows from Investing Activities
Collections of financing receivables	2,859.0	2,657.3
Proceeds from sales of financing receivables	22.6	12.2
Proceeds from maturities and sales of marketable securities	801.5	686.8
Proceeds from sales of equipment on operating leases	94.8	83.3
Cost of financing receivables acquired	(2,429.2)	(2,257.2)
Purchases of marketable securities	(392.9)	(446.3)
Purchases of property and equipment	(323.7)	(173.7)
Cost of equipment on operating leases acquired	(73.1)	(69.7)
Acquisitions of businesses, net of cash acquired		(14.6)
Other	(6.7)	(62.0)
Net cash provided by investing activities	552.3	416.1

Cash Flows from Financing Activities
Increase in short-term borrowings	4.9	3.1
Proceeds from long-term borrowings	12.8	525.7
Payments of long-term borrowings	(52.1)	(489.3)
Proceeds from issuance of common stock	81.1	47.3
Repurchases of common stock	(202.6)	(241.8)
Dividends paid	(88.7)	(73.7)
Other	23.3	(.2)
Net cash used for financing activities	(221.3)	(228.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.6	(5.3)

Net Decrease in Cash and Cash Equivalents	(346.4)	(781.0)
Cash and Cash Equivalents at Beginning of Period	1,687.5	2,258.2
Cash and Cash Equivalents at End of Period	$1,341.1	$1,477.2

See Notes to Financial Statements

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

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers. Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities. The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $51 million and $37 million in the first three months of 2007 and 2006, respectively. The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $47 million and $15 million at January 31, 2007 and 2006, respectively.

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

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services with the health care operations (disposed of in February 2006) reported on a discontinued basis. References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)           An analysis of the Company’s retained earnings in millions of dollars follows

	Three Months Ended January 31
	2007	2006
Balance, beginning of period	$7,886.8	$6,556.1
Net income	238.7	235.9
Dividends declared	(100.2)	(92.0)
Balance, end of period	$8,025.3	$6,700.0

(4)           Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2007	October 31 2006	January 31 2006
Raw materials and supplies	$816	$712	$777
Work-in-process	448	372	456
Finished goods and parts	2,368	2,013	2,648
Total FIFO value	3,632	3,097	3,881
Less adjustment to LIFO basis	1,148	1,140	1,149
Inventories	$2,484	$1,957	$2,732

(5)           Contingencies and commitments:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2007	2006
Balance, beginning of period	$507	$535
Payments	(108)	(127)
Accruals for warranties	107	90
Balance, end of period	$506	$498

At January 31, 2007, the Company had approximately $170 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2007, the Company had an accrued liability of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2007 was approximately seven years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2007, the maximum exposure for uncollected premiums was approximately $5 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for the maximum exposure under the Agreement of approximately $5 million at January 31, 2007. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at January 31, 2007, the credit operations’ accrued liability under the Agreement was not material.

At January 31, 2007, the Company had commitments of approximately $391 million for the construction and acquisition of property and equipment. Also, at January 31, 2007, the Company had pledged assets of $91 million, outside the U.S., as collateral for borrowings, and $15 million of restricted other assets in the U.S. related to the sale of the health care operations.

The Company also had other miscellaneous contingent liabilities totaling approximately $35 million at January 31, 2007, for which it believes the probability for payment is substantially remote. The Company’s accrued liability at January 31, 2007 related to these contingencies was not material. See Note 6 for recourse on sales of receivables.

(6)           Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations) involving its retail notes. For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transactions. Further information related to the secured borrowings and sales of retail notes is provided below.

Secured borrowings

Beginning in 2005, the Company’s new securitizations of retail notes were accounted for as secured borrowings. Retail notes related to these programs were transferred to certain SPEs which in turn issued debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table. In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings. The amounts of this reserve fund at January 31, 2007, October 31, 2006 and January 31, 2006 were $18 million, $22 million and $37 million, respectively. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2007	October 31 2006	January 31 2006
Restricted financing receivables (retail notes)	$2,078	$2,382	$1,570
Allowance for credit losses	(11)	(11)	(8)
Other assets	93	82	140
Total restricted securitized assets	$2,160	$2,453	$1,702

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2007	October 31 2006	January 31 2006
Short-term borrowings	$2,142	$2,403	$1,646
Accrued interest on borrowings	3	5	3
Total liabilities related to restricted securitized assets	$2,145	$2,408	$1,649

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above. The consolidated assets (restricted retail notes) relating to an SPE in which the Company is the primary beneficiary and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,020 million, $1,147 million and $579 million at January 31, 2007, October 31, 2006 and January 31, 2006, respectively. These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above. At January 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of receivables

The Company has certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2007, the maximum amount of exposure to losses under these agreements was $109 million. The estimated credit risk associated with sold receivables totaled $3 million at January 31, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At January 31, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $813 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2007, the maximum remaining term of the receivables sold was approximately four years.

(7)           Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2007	2006
Dividends declared	$.44	$.39
Dividends paid	$.39	$.31

(8)           Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
	2007	2006	% Change
Net sales and revenues:
Agricultural equipment *	$2,081	$1,894	+10
Commercial and consumer equipment	641	628	+2
Construction and forestry *	1,093	1,169	-7
Total net sales **	3,815	3,691	+3
Credit revenues *	493	408	+21
Other revenues	117	103	+14
Total net sales and revenues **	$4,425	$4,202	+5

Operating profit: ***
Agricultural equipment	$137	$106	+29
Commercial and consumer equipment	38	19	+100
Construction and forestry	95	136	-30
Credit	132	129	+2
Other	2
Total operating profit **	404	390	+4
Interest, corporate expenses — net and income taxes	(165)	(166)	-1
Income from continuing operations	239	224	+7
Income from discontinued operations		12
Net income	$239	$236	+1

Identifiable assets:
Agricultural equipment	$3,758	$3,663	+3
Commercial and consumer equipment	1,568	1,657	-5
Construction and forestry	2,355	2,189	+8
Credit	20,965	19,006	+10
Other	172	131	+31
Corporate	5,329	6,098	-13
Discontinued operations		313
Total assets	$34,147	$33,057	+3

* Additional intersegment sales and revenues
Agricultural equipment sales	$24	$28	-14
Construction and forestry sales	2	2
Credit revenues	56	55	+2

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,324	$1,071	+24
Operating profit	83	72	+15

***                           Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)                                  A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2007	2006
Continuing Operations:
Income	$238.7	$223.9
Average shares outstanding	227.2	235.9
Basic income per share	$1.05	$.95

Average shares outstanding	227.2	235.9
Effect of dilutive stock options	2.6	2.6
Total potential shares outstanding	229.8	238.5
Diluted income per share	$1.04	$.94

Total Operations:
Net income	$238.7	$235.9
Average shares outstanding	227.2	235.9
Basic net income per share	$1.05	$1.00

Total potential shares outstanding	229.8	238.5
Diluted net income per share	$1.04	$.99

Out of the total stock options outstanding during the first quarter of 2007 and 2006, options to purchase 1.6 million shares and 6.1 million shares, respectively, were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for the exercise of these options would have caused an antidilutive effect on net income per share.

(10)                            Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2007	2006
Net income	$238.7	$235.9

Other comprehensive income, net of tax:
Cumulative translation adjustment	(5.2)	28.8
Unrealized gain (loss) on investments	(1.7)	2.1
Unrealized gain on derivatives	1.2	.4

Comprehensive income	$233.0	$267.2

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2007	2006
Service cost	$39	$37
Interest cost	121	118
Expected return on plan assets	(169)	(166)
Amortization of actuarial loss	28	31
Amortization of prior service cost	7	10
Special early-retirement benefits		1
Curtailments		1
Net cost	$26	$32

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2007	2006
Service cost	$17	$18
Interest cost	81	77
Expected return on plan assets	(39)	(32)
Amortization of actuarial loss	58	53
Amortization of prior service credit	(33)	(33)
Special early-retirement benefits		1
Curtailments		2
Net cost	$84	$86

During the first quarter of 2007, the Company contributed approximately $17 million to its pension plans and $232 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $138 million to its pension plans and $40 million to its other postretirement benefit plans during the remainder of fiscal year 2007. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)                            In February 2006, the Company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for $512 million and recognized a gain on the sale of $356 million pretax, or $223 million after-tax ($.94 per share diluted, $.95 per share basic).

The carrying amounts of the major classes of assets and liabilities of the discontinued health care operations aggregated on the consolidated balance sheet in a previous period in millions of dollars follow:

January 31 2006
Assets:
Marketable securities	$234
Other receivables	46
Property and equipment — net	22
Other	11
Total assets	$313

Liabilities:
Accounts payable and accrued expenses	$119
Health care claims and reserves *	70
Total liabilities	$189

*                    A portion of the health care claims and reserves of the health care operations was reclassified to accounts payable and accrued expenses of the continuing operations for an incurred but not reported reserve related to the Company’s continuing health care claims.

The amounts of revenue and the income before income taxes of the discontinued operations included on the statement of consolidated income in the first three months of 2006 were $193 million and $19 million, respectively. The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in the first quarter of 2006 were $5 million. The Company continues to pay fees to UnitedHealthcare to administer health claims. The accrued expenses for employee termination benefits related to the discontinued operations in the first three months of last year were $5 million and were included in “Income from Discontinued Operations.” At January 31, 2007, the remaining liabilities related to these expenses were $3 million.

(14)                            In January 2006, the Company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada and consolidate this manufacturing into the Company’s existing Davenport and Dubuque, Iowa facilities. This restructuring was intended to reduce costs and further improve product delivery times. This operation was included in the construction and forestry segment. In the first quarter of 2006, the total expense recognized in cost of sales related to the closure was $13 million, which included accrued termination benefit expenses of $3 million; impairments and write-downs for property, equipment and inventory of $7 million; and pension and other postretirement benefit curtailment expenses of $3 million. At January 31, 2007, there were no remaining significant liabilities related to the restructuring.

(15)                            In December 2006, the Company granted options to employees for the purchase of 1.6 million shares of common stock at an exercise price of $96.75 per share and a binomial lattice model fair value of $28.19 per share. At January 31, 2007, options for 13.1 million shares were outstanding with a weighted-average exercise price of $63.58 per share. The Company also granted .1 million units of restricted stock with a weighted-average fair value of $96.44 per share in the first quarter of 2007. A total of 9.3 million shares remained available for the granting of future options and restricted stock.

(16)                            New accounting standards adopted in the first quarter of 2007 are as follows:

The Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. The Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets. The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The adoption of these Statements did not have a material effect on the Company’s financial position or net income.

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholders’ equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs, which have previously been disclosed in the notes to the annual financial statements. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the funded status adjustment is the end of fiscal year 2007 and the year-end measurement date is fiscal year 2009. Prospective application is required. At October 31, 2006, the effect of this Statement would have decreased assets by approximately $400 million, increased liabilities by approximately $1,800 million and decreased stockholders’ equity by approximately $2,200 million after-tax. The Company does not expect violations of any credit agreements as a result of adopting this new standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items. The unrealized gains or losses on these financial instruments are reported in earnings. The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements. The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The Company has not determined the potential effect on the financial statements.

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

(17)                            In February 2007, the Company announced it has entered into an agreement to acquire LESCO, Inc. (LESCO) for $14.50 per common share in cash. LESCO, based in Cleveland, Ohio, is a leading supplier of consumable products, such as fertilizer, seed and chemicals, for lawn maintenance professionals and golf course superintendents. Upon closing, LESCO will become part of the Company’s commercial and consumer equipment segment. The transaction is subject to customary closing conditions, including approval of LESCO’s shareholders and regulatory approval, and is expected to close during the second calendar quarter of 2007.

(18) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Net Sales and Revenues
Net sales	$3,814.9	$3,691.4
Finance and interest income	22.2	22.0	$521.0	$441.2
Other income	103.9	90.1	43.0	32.7
Total	3,941.0	3,803.5	564.0	473.9

Costs and Expenses
Cost of sales	2,950.6	2,896.3
Research and development expenses	176.8	161.0
Selling, administrative and general expenses	456.8	396.8	88.4	71.8
Interest expense	42.5	53.6	235.0	187.1
Interest compensation to Financial Services	50.5	48.9
Other operating expenses	32.4	36.3	106.6	85.5
Total	3,709.6	3,592.9	430.0	344.4

Income of Consolidated Group Before Income Taxes	231.4	210.6	134.0	129.5
Provision for income taxes	82.2	71.2	45.9	45.0
Income of Consolidated Group	149.2	139.4	88.1	84.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	87.1	84.3	.1	.1
Other	2.4	.2
Total	89.5	84.5	.1	.1

Income from Continuing Operations	238.7	223.9	88.2	84.6
Income from Discontinued Operations		12.0		12.0
Net Income	$238.7	$235.9	$88.2	$96.6

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2007	October 31 2006	January 31 2006	January 31 2007	October 31 2006	January 31 2006
Assets
Cash and cash equivalents	$1,199.0	$1,476.7	$1,202.8	$142.1	$210.8	$274.3
Marketable securities	1,280.3	1,709.0	1,914.8	129.7	107.7	52.8
Receivables from unconsolidated subsidiaries and affiliates	246.3	494.2	146.7	.1	.1	4.0
Trade accounts and notes receivable - net	949.2	986.7	824.3	2,716.5	2,485.6	2,780.6
Financing receivables - net	3.3	5.3	2.2	13,680.4	13,998.7	12,525.2
Restricted financing receivables - net				2,066.7	2,370.8	1,561.6
Other receivables	285.0	317.9	245.2	123.1	130.4	125.9
Equipment on operating leases - net				1,420.8	1,493.9	1,311.8
Inventories	2,484.1	1,957.3	2,731.7
Property and equipment - net	2,459.2	2,414.0	2,277.8	491.8	349.6	115.5
Investments in unconsolidated subsidiaries and affiliates	2,714.4	2,665.3	2,479.4	5.0	4.6	4.4
Goodwill	1,115.7	1,110.0	1,102.5
Other intangible assets - net	54.4	56.4	21.0
Prepaid pension costs	2,624.0	2,630.3	2,630.4	11.3	12.1	22.8
Other assets	194.5	200.5	197.6	307.6	265.1	344.3
Deferred income taxes	681.7	681.5	742.0	11.8	10.6	15.9
Deferred charges	122.3	105.6	107.9	30.8	33.2	31.4
Assets of discontinued operations			124.4			313.3
Total Assets	$16,413.4	$16,810.7	$16,750.7	$21,137.7	$21,473.2	$19,483.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$339.0	$282.5	$595.7	$8,714.1	$7,838.6	$5,934.5
Payables to unconsolidated subsidiaries and affiliates	72.6	31.0	134.9	222.3	472.2	132.6
Accounts payable and accrued expenses	3,726.8	4,115.2	3,502.2	779.1	803.1	703.8
Accrued taxes	115.9	137.9	176.0	34.5	14.6	41.8
Deferred income taxes	16.0	16.8	12.6	152.4	158.0	163.1
Long-term borrowings	1,958.8	1,969.5	2,421.0	8,612.4	9,614.5	9,780.4
Retirement benefit accruals and other liabilities	2,608.4	2,766.6	3,029.2	28.5	26.3	36.7
Liabilities of discontinued operations						188.9
Total liabilities	8,837.5	9,319.5	9,871.6	18,543.3	18,927.3	16,981.8
Common Stock, $1 par value (issued shares at January 31, 2007 — 268,215,602)	2,311.3	2,212.0	2,100.7	1,039.0	1,014.1	1,017.2
Common stock in treasury	(2,817.6)	(2,673.4)	(1,910.9)
Unamortized restricted stock compensation	(11.7)	(8.5)	(15.6)
Retained earnings	8,025.3	7,886.8	6,700.0	1,482.8	1,453.2	1,418.5
Total	7,507.3	7,416.9	6,874.2	2,521.8	2,467.3	2,435.7
Accumulated other comprehensive income	68.6	74.3	4.9	72.6	78.6	66.3
Stockholders’ equity	7,575.9	7,491.2	6,879.1	2,594.4	2,545.9	2,502.0
Total Liabilities and Stockholders’ Equity	$16,413.4	$16,810.7	$16,750.7	$21,137.7	$21,473.2	$19,483.8

*                    Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$238.7	$235.9	$88.2	$96.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	1.4	1.7	13.3	2.8
Provision for depreciation and amortization	111.4	96.5	89.6	76.7
Undistributed earnings of unconsolidated subsidiaries and affiliates	(29.7)	(96.5)	(.1)	(.1)
Credit for deferred income taxes	(.4)	(13.2)	(3.6)	(7.1)
Changes in assets and liabilities:
Receivables	2.2	58.2	2.2	(5.2)
Inventories	(529.1)	(592.2)
Accounts payable and accrued expenses	(378.9)	(527.6)	3.8	57.3
Retirement benefit accruals/prepaid pension costs	(162.1)	(156.1)	2.7	(8.8)
Other	86.2	172.3	(16.9)	(24.8)
Net cash provided by (used for) operating activities	(660.3)	(821.0)	179.2	187.4

Cash Flows from Investing Activities
Collections of receivables			6,456.1	6,617.8
Proceeds from sales of financing receivables			62.8	17.8
Proceeds from maturities and sales of marketable securities	801.5	618.7		68.1
Proceeds from sales of equipment on operating leases			94.8	83.3
Cost of receivables acquired			(6,144.4)	(6,502.5)
Purchases of marketable securities	(369.9)	(383.8)	(23.1)	(62.5)
Purchases of property and equipment	(173.1)	(124.1)	(150.7)	(49.6)
Cost of equipment on operating leases acquired			(141.6)	(119.7)
Acquisitions of businesses, net of cash acquired		(14.6)
Other	(19.7)	(10.6)	(11.6)	(70.9)
Net cash provided by (used for) investing activities	238.8	85.6	142.3	(18.2)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	60.9	(92.0)	(56.0)	95.1
Change in intercompany receivables/payables	256.9	181.0	(256.9)	(360.6)
Proceeds from long-term borrowings	3.7		9.1	525.7
Payments of long-term borrowings	(1.1)	(3.0)	(50.9)	(486.4)
Proceeds from issuance of common stock	81.1	47.3
Repurchases of common stock	(202.6)	(241.8)
Dividends paid	(88.7)	(73.7)	(58.6)
Other	25.5	(.2)	22.6	19.4
Net cash provided by (used for) financing activities	135.7	(182.4)	(390.7)	(206.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8.1	(3.0)	.5	(2.3)

Net Decrease in Cash and Cash Equivalents	(277.7)	(920.8)	(68.7)	(39.9)
Cash and Cash Equivalents at Beginning of Period	1,476.7	2,123.6	210.8	314.2
Cash and Cash Equivalents at End of Period	$1,199.0	$1,202.8	$142.1	$274.3

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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of construction and forestry equipment. The Company’s continuing Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation. The health care operations, included in Financial Services, were classified as discontinued operations (see Note 13). These operations provided managed health care services for the Company and certain outside customers. The information in the following discussion is presented in a format that includes information grouped as the Equipment Operations, Financial Services and consolidated. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

The Company’s businesses are currently affected by the following key trends and economic conditions. Farm economic conditions remain favorable, supported by positive economic trends and the rising global consumption of renewable fuels. Industry sales projections for 2007 are flat to up 5 percent in the U.S. and Canada, flat in Western Europe and flat to up 5 percent in South America. Sales in the CIS (Commonwealth of Independent States), including Russia, are expected to be higher due to market growth, while in Australia sales are expected to be down roughly 25 percent due to the drought. The Company’s agricultural equipment sales were up 10 percent for the first quarter of 2007 and are forecast to increase approximately 8 percent for the year, which includes about 2 percentage points related to currency translation. The Company’s commercial and consumer equipment sales increased 2 percent in the first quarter of 2007 and are expected to increase about 3 percent for the year with support from growth in the landscapes operations and the success of new products. Markets for construction and forestry equipment are expected to slow down in 2007. Residential housing construction is projected to be weaker. The Company’s construction and forestry sales decreased 7 percent in the first quarter of 2007 and are forecast to decrease by about 9 percent for the year. The Company’s credit operations’ net income in 2007 is expected to be approximately $355 million, with the expected improvement driven by growth in the credit portfolio.

Items of concern include the price of raw materials, which have an impact on the results of the Company’s equipment operations. Inflation is also a concern, which could prevent lower interest rates and affect the housing market. Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities. In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines. Potential changes in Brazilian government programs and government sponsored farmer financing programs are a concern, as is uncertainty over the direction of U.S. farm legislation. In addition, last year’s collapse of the Doha round of World Trade Organization talks adds uncertainty about the direction of global trade and potential effects on the Company’s customers.

Strong operating performance and positive customer response to the Company’s advanced products and services contributed to the first quarter’s results. The Company’s continuing progress in asset management has given it improved flexibility to respond to changing market conditions and, as a result, is better able to align production with shifts in the retail marketplace. This success puts the Company in a stronger position to serve a growing customer base worldwide. In conjunction with increasing demand for renewable fuels and other positive global economic factors, it also strengthens the Company’s ability to deliver strong financial results.

2007 Compared with 2006

Deere & Company’s net income for the first quarter of 2007 was $238.7 million, or $1.04 per share, compared with $235.9 million, or $.99 per share, for the same period last year. The Company’s income from continuing operations for the first quarter was $238.7 million, or $1.04 per share, compared to $223.9 million, or $.94 per share, in the same period last year.

Worldwide net sales and revenues increased 5 percent to $4,425 million for the first quarter, compared with $4,202 million a year ago. Net sales of the Equipment Operations increased 3 percent to $3,815 million for the first quarter, compared with $3,691 million last year. Included in these sales were positive effects for price changes and currency translation totaling 5 percent. Equipment sales in the U.S. and Canada were 5 percent lower for the first quarter. Net sales outside the U.S. and Canada increased by 24 percent for the quarter, which included a positive currency translation effect of approximately 7 percent.

The Company’s Equipment Operations had operating profit of $270 million for the first quarter, compared with $261 million last year. Higher operating profit for the first quarter was primarily the result of improved price realization, partially offset by higher selling and administrative expenses. The impact of lower construction equipment volumes in the U.S. and Canada was mostly offset by higher volumes outside the region from the Company’s agricultural equipment and construction and forestry operations. The Equipment Operations had net income of $149.2 million for the first quarter of 2007, compared to $139.4 million last year. The same factors mentioned above in addition to lower interest expense, partially offset by a higher effective tax rate, affected these results.

Trade receivables and inventories at the end of the first quarter were $5,672 million, or 28 percent of the last 12 months’ net sales, compared with $5,911 million, or 30 percent of net sales, a year ago.

Business Segment Results

•                  Agricultural Equipment. Segment sales increased 10 percent for the first quarter this year, primarily as a result of higher sales volumes outside of the U.S. and Canada, improved price realization and favorable currency translation. Operating profit was $137 million for the quarter, compared with $106 million in the same period last year, with the increase primarily a result of improved price realization and higher sales volumes. Partially offsetting the improvement was higher selling and administrative expenses attributable in large part to the segment’s growth initiatives and the effect of currency translation.

•                  Commercial and Consumer Equipment. Sales increased 2 percent for the first quarter, primarily due to improved price realization. Operating profit rose to $38 million, compared with $19 million in the same period a year ago. The increase was mainly due to lower operating costs and improved price realization.

•                  Construction and Forestry. Sales declined 7 percent for the first quarter as a result of lower sales volumes in the U.S. and Canada. Operating profit declined to $95 million, versus $136 million in the same period last year, primarily due to lower shipments and inefficiencies related to lower production volumes. Last year’s results included expenses related to the closure of a Canadian forestry equipment facility.

•                  Credit. The credit segment had an operating profit of $132 million for the first quarter, compared with $129 million in the same period last year. The increase was primarily due to growth in the portfolio, partially offset by a higher provision for credit losses and increased selling and administrative expenses. Total revenues of the credit operations, including intercompany revenues, increased 19 percent to $549 million in the current quarter from $463 million in the first quarter of 2006. The average balance of receivables and leases financed was 11 percent higher in the first quarter, compared with the same period last year. Interest expense increased 25 percent in the current quarter, compared with last year, as a result of higher average borrowings and borrowing rates. The credit operations’ consolidated ratio of earnings to fixed charges was 1.58 to 1 for the first quarter this year, compared with 1.71 to 1 in the same period last year.

The cost of sales to net sales ratio for the first quarter of 2007 and 2006 was 77.3 percent and 78.5 percent, respectively. The improvement was primarily due to improved price realization.

Finance and interest income, and interest expense increased in the first quarter this year due to growth in the credit operations portfolio and higher financing and borrowing rates. Other income increased this year primarily due to higher crop insurance commissions and higher gains on sales of property and equipment. Other operating expenses were higher primarily due to an increase in depreciation for equipment on operating leases.

Market Conditions and Outlook

The Company’s sales are projected to be up slightly for fiscal year 2007 and to increase approximately 5 percent for the second quarter, compared to the same periods last year. Net income is forecast to be around $1.4 billion for the year and in a range of $525 million to $550 million for the second quarter.

•                  Agricultural Equipment. Worldwide farm economic conditions remain quite favorable, supported by positive economic trends and the rising global consumption of renewable fuels. Demand for farm commodities is forecast to remain strong in 2007 with crop prices averaging well above last year’s levels. As expected, retail sales in the U.S. and Canada got off to a slow start for the year; however, the Company is anticipating demand to pick up later in the year. Sales to corn and soybean producers are forecast to be relatively strong, while demand for cotton equipment, small tractors and products widely used in the livestock sector is expected to be under pressure. On the basis of these factors, industry retail sales in the U.S. and Canada are projected to be flat to up 5 percent for 2007.

In Western Europe, industry retail sales are forecast to be flat for the year. Sales in the CIS (Commonwealth of Independent States) countries, including Russia, are expected to be higher due to market growth. Following the sharp downturn of the last two years, the Brazilian farm machinery market is showing signs of recovery. Farmers in the region are benefiting from higher soybean prices and lower costs. Largely as a result of these improved conditions, industry sales in South America are now expected to be flat to up 5 percent for 2007. In Australia, sales are expected to be down by roughly 25 percent for the year due to the effect of serious drought. Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to increase by about 8 percent for fiscal year 2007. The sales improvement includes about 2 percentage points related to currency translation.

•                  Commercial and Consumer Equipment. The Company’s commercial and consumer equipment sales are forecast to be up about 3 percent for the year. The improvement is due to growth in the landscapes operations and the success of new products, which are expected to more than offset the impact of a decline in the residential housing sector.

•                  Construction and Forestry. Markets for construction and forestry equipment are expected to see a slowdown in 2007. Although nonresidential spending in the U.S. is forecast for improvement, residential housing construction is projected to be weaker. In addition, sales to the independent rental channel and to forestry contractors in the U.S. and Canada are expected to experience a significant decline. In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 9 percent for the year.

•                  Credit. Fiscal year 2007 net income for the Company’s credit operations is forecast to be approximately $355 million. The expected improvement is being driven by growth in the credit portfolio, partially offset by higher administrative and operating expenses in support of the credit operations’ growth initiatives.

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

Forward-looking statements involve certain factors that are subject to change, including, for the Company’s agricultural equipment segment, the many interrelated factors that affect farmers’ confidence. These factors include worldwide demand for agricultural products, world grain stocks, weather conditions (including the severe drought in Australia), soil conditions, harvest yields, prices for commodities and livestock, crop production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from farm economic conditions in Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease, and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather conditions, general economic conditions, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, and spending by municipalities and golf courses.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment. The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political and social stability of the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the availability and prices of strategically sourced materials, components and whole goods; the success of new product introduction initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of, or response to, terrorism; and legislation affecting the sectors in which the Company operates. The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses, common stock issuances and repurchases.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s most recent annual report on Form 10-K (including the factors discussed in Item 1A) and other filings with the U.S. Securities and Exchange Commission.

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company’s consolidated totals, Equipment Operations and Financial Services operations.

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2007 were $686 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $552 million in the first three months of this year, primarily due to the collections of financing receivables exceeding the cost of these receivables by $430 million, and the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $409 million, which were partially offset by purchases of property and equipment of $324 million. Cash outflows from financing activities were $221 million in the first three months of 2007, primarily due to the repurchases of common stock of $203 million, dividends paid of $89 million and a decrease in borrowings of $34 million, which were partially offset by issuances of common stock of $81 million (resulting from the exercise of stock options). Cash and cash equivalents also decreased $346 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2006 were $963 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $416 million in the first three months of 2006, primarily due to the collections of financing receivables exceeding the cost of these receivables by $400 million, and the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $241 million, which were partially offset by purchases of property and equipment of $174 million. Cash outflows from financing activities were $229 million in the first three months of last year, primarily due to the repurchases of common stock of $242 million and dividends paid of $74 million, which were partially offset by issuances of common stock of $47 million (resulting from the exercise of stock options) and an increase in borrowings of $40 million. Cash and cash equivalents also decreased $781 million in the first quarter of 2006.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at January 31, 2007, October 31, 2006 and January 31, 2006 was approximately $2.9 billion, $2.6 billion and $2.1 billion, respectively, while the total cash and cash equivalents and marketable securities position in continuing operations was approximately $2.8 billion, $3.5 billion and $3.4 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured global debt capital markets, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and John Deere Capital Corporation. Worldwide lines of credit totaled $3,052 million at January 31, 2007, $145 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at January 31, 2007 was a long-term credit facility agreement of $3 billion, expiring in February 2011. The credit agreement requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. At January 31, 2007, the Equipment Operations were in compliance with this requirement. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2007 was $6,270 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $11,644 million at January 31, 2007.

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

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Marketable securities held by continuing operations decreased by $407 million during the first three months of 2007 and $558 million during the past 12 months. The marketable securities held by the health care operations at January 31, 2006 have been included in the assets of discontinued operations (see Note 13).

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories. Trade receivables increased $151 million during the first three months of 2007 due to seasonal increases, and $9 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at January 31, 2007, compared to 15 percent at October 31, 2006 and 16 percent at January 31, 2006. Agricultural equipment trade receivables decreased $1 million, commercial and consumer equipment receivables increased $22 million and construction and forestry receivables decreased $12 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at January 31, 2007, October 31, 2006 and January 31, 2006.

Stockholders’ equity was $7,576 million at January 31, 2007, compared with $7,491 million at October 31, 2006 and $6,879 million at January 31, 2006. The increase of $85 million during the first quarter of 2007 resulted primarily from net income of $239 million and an increase in common stock of $99 million, which were partially offset by an increase in treasury stock of $144 million and dividends declared of $100 million.

The cash flows from discontinued operations included in the consolidated cash flows in the first quarter of last year were not material.

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

Negative cash flows from operating activities, including intercompany cash flows, in the first three months of 2007 were $660 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals. Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

Negative cash flows from operating activities, including intercompany cash flows, in the first three months of 2006 were $821 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals. Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

Trade receivables held by the Equipment Operations decreased $38 million during the first quarter and increased $125 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the previous consolidated discussion of trade receivables.

Inventories increased by $527 million during the first three months, primarily reflecting a seasonal increase. Inventories decreased $248 million, compared to a year ago. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 4), which approximates current cost, to the last 12 months’ cost of sales were 24 percent at January 31, 2007 compared to 20 percent at October 31, 2006 and 25 percent at January 31, 2006.

Total interest-bearing debt of the Equipment Operations was $2,298 million at January 31, 2007, compared with $2,252 million at the end of fiscal year 2006 and $3,017 million at January 31, 2006. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 23 percent, 23 percent and 30 percent at January 31, 2007, October 31, 2006 and January 31, 2006, respectively.

Purchases of property and equipment for the Equipment Operations in the first three months of 2007 were $173 million, compared with $124 million in the first quarter last year. Capital expenditures for the Equipment Operations in 2007 are estimated to be approximately $620 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first quarter of 2007, the cash provided by operating and investing activities were used primarily for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $179 million in the current quarter. Cash provided by investing activities totaled $142 million in the first three months of 2007 primarily due to collections of receivables exceeding the cost of these receivables by $312 million, partially offset by the purchases of property and equipment of $151 million. Cash used for financing activities totaled $391 million, resulting primarily from a decrease in payables to the Equipment Operations of $257 million, a decrease in long-term and short-term borrowings of $98 million and payment of dividends to Deere & Company of $59 million. Cash and cash equivalents decreased $69 million.

In the first quarter of 2006, the cash provided by operating activities was used primarily for investing and financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $187 million in the first quarter of last year. Cash used for investing activities totaled $18 million in the first three months of 2006 as the cost of receivables and leases acquired were mostly offset by collections of receivables. Cash used for financing activities totaled $207 million in the first quarter of 2006, resulting primarily from a decrease in payables to the Equipment Operations of $361 million, partially offset by an increase in long-term and short-term borrowings of $134 million. Cash and cash equivalents decreased $40 million.

Receivables and leases held by the credit operations consist of retail notes originating in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. During the first quarter of 2007 and the past 12 months, these receivables and leases decreased $465 million and increased $1,705 million, respectively. Total acquisitions of receivables and leases were 5 percent lower in the first three months of 2007, compared with the same period last year. In the first three months of 2007, acquisition volumes of operating loans, leases and revolving charge accounts were all higher, while wholesale notes, trade receivables and retail notes were lower, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $20,924 million at January 31, 2007, compared with $21,547 million at October 31, 2006 and $19,919 million at January 31, 2006. At January 31, 2007, the unpaid balance of all receivables previously sold was $1,039 million, compared with $1,197 million at October 31, 2006 and $1,740 million at January 31, 2006.

Total external interest-bearing debt of the credit operations was $17,327 million at January 31, 2007, compared with $17,453 million at the end of fiscal year 2006 and $15,715 million at January 31, 2006. Included in this debt are secured borrowings of $2,142 million at January 31, 2007, $2,403 million at October 31, 2006 and $1,646 million at January 31, 2006 (see Note 6). Total external borrowings decreased during the first three months of 2007 and increased in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 6.9 to 1 at January 31, 2007, compared with 7.1 to 1 at October 31, 2006 and 6.8 to 1 at January 31, 2006.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6). This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time. This facility has no final maturity date. Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis. If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected. At January 31, 2007, $1,357 million was outstanding under the facility of which $908 million was recorded on the balance sheet as secured borrowings.

During the first quarter of 2007, the credit operations issued $9 million and retired $51 million of long-term borrowings. The retirements were primarily medium-term notes.

Purchases of property and equipment for Financial Services in the first three months of 2007 were $151 million, compared with $50 million in the first quarter last year primarily related to the wind energy entities. Capital expenditures for Financial Services in 2007 are estimated to be approximately $605 million also primarily related to the wind energy entities.

Company Dividend

The board of directors at its meeting on February 28, 2007 declared a quarterly dividend of $.44 per share payable May 1, 2007, to stockholders of record on March 31, 2007.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.                            CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.                            Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2007 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	567	$88.23	567	9.7
Dec 1 to Dec 31	699	95.89	559	9.1
Jan 1 to Jan 31	988	95.84	988	8.2
Total	2,254		2,114

(1)             The Company has one active share repurchase program, which was announced in November 2005 to purchase up to 26 million shares of the Company’s common stock.

(2)             Total shares purchased in December 2006 included approximately 97 thousand shares received from an officer to exercise certain stock option awards and approximately 43 thousand shares to pay the associated payroll taxes. All the shares were valued at the market price of $95.23 per share.

Item 3.                            Defaults Upon Senior Securities

None

Item 4.                            Submission of Matters to a Vote of Security Holders

None

Item 5.                            Other Information

None

Item 6.         Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	March 1, 2007	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated November 29, 2006*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.