Form 10-Q
period 2007-04-30
DEERE & CO
filed 2007-06-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Yes   ☐     No    ☒

At April 30, 2007, 224,983,410 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Three Months Ended April 30, 2007 and 2006 (In millions of dollars and shares except per share amounts) Unaudited

	2007	2006

Net Sales and Revenues
Net sales	$6,265.9	$6,029.0
Finance and interest income	490.4	416.9
Other income	126.2	115.6
Total	6,882.5	6,561.5

Costs and Expenses
Cost of sales	4,705.5	4,542.7
Research and development expenses	204.3	187.8
Selling, administrative and general expenses	657.3	613.8
Interest expense	283.6	250.4
Other operating expenses	142.6	181.6
Total	5,993.3	5,776.3

Income of Consolidated Group Before Income Taxes	889.2	785.2
Provision for income taxes	279.9	269.9
Income of Consolidated Group	609.3	515.3

Equity in Income of Unconsolidated Affiliates
Credit	.1	.2
Other	14.2	1.5
Total	14.3	1.7

Income from Continuing Operations	623.6	517.0
Income from Discontinued Operations		227.6
Net Income	$623.6	$744.6

Per Share Data
Basic:
Continuing operations	$2.75	$2.19
Discontinued operations		.97
Net income	$2.75	$3.16

Diluted:
Continuing operations	$2.72	$2.17
Discontinued operations		.96
Net income	$2.72	$3.13

Average Shares Outstanding:
Basic	226.5	235.3
Diluted	229.3	238.1

See Notes to Interim Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Six Months Ended April 30, 2007 and 2006 (In millions of dollars and shares except per share amounts) Unaudited

	2007	2006
Net Sales and Revenues
Net sales	$10,080.8	$9,720.3
Finance and interest income	972.8	820.4
Other income	254.0	222.9
Total	11,307.6	10,763.6

Costs and Expenses
Cost of sales	7,655.7	7,439.0
Research and development expenses	381.1	348.8
Selling, administrative and general expenses	1,200.7	1,081.5
Interest expense	550.7	480.3
Other operating expenses	264.8	288.7
Total	10,053.0	9,638.3

Income of Consolidated Group
Before Income Taxes	1,254.6	1,125.3
Provision for income taxes	408.0	386.0
Income of Consolidated Group	846.6	739.3

Equity in Income of Unconsolidated Affiliates
Credit	.2	.3
Other	15.5	1.3
Total	15.7	1.6

Income from Continuing Operations	862.3	740.9
Income from Discontinued Operations		239.6
Net Income	$862.3	$980.5

Per Share Data
Basic:
Continuing operations	$3.80	$3.14
Discontinued operations		1.02
Net income	$3.80	$4.16

Diluted:
Continuing operations	$3.76	$3.11
Discontinued operations		1.00
Net income	$3.76	$4.11

Average Shares Outstanding:
Basic	226.9	235.8
Diluted	229.6	238.5

See Notes to Interim Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

	April 30 2007	October 31 2006	April 30 2006
Assets
Cash and cash equivalents	$1,983.7	$1,687.5	$1,201.9
Marketable securities	1,864.8	1,816.7	1,774.7
Receivables from unconsolidated affiliates	22.2	22.2	22.7
Trade accounts and notes receivable – net	4,397.6	3,037.7	4,400.6
Financing receivables – net	13,314.8	14,004.0	13,082.9
Restricted financing receivables – net	2,766.3	2,370.8	1,685.3
Other receivables	411.0	448.2	366.7
Equipment on operating leases – net	1,490.4	1,493.9	1,360.9
Inventories	2,572.8	1,957.3	2,711.8
Property and equipment – net	3,100.2	2,763.6	2,449.9
Investments in unconsolidated affiliates	138.6	124.0	109.8
Goodwill	1,117.1	1,110.0	1,083.3
Other intangible assets – net	77.8	56.4	53.3
Prepaid pension costs	2,636.8	2,642.4	2,648.2
Other assets	367.2	465.6	458.3
Deferred income taxes	756.5	582.2	538.1
Deferred charges	150.3	137.9	146.4
Total Assets	$37,168.1	$34,720.4	$34,094.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,809.7	$8,121.2	$7,584.5
Payables to unconsolidated affiliates	126.7	31.0	188.0
Accounts payable and accrued expenses	4,803.1	4,482.8	4,330.7
Accrued taxes	339.6	152.5	246.2
Deferred income taxes	101.8	64.9	67.0
Long-term borrowings	11,275.6	11,584.0	11,479.8
Retirement benefit accruals and other liabilities	2,752.0	2,792.8	2,638.3
Total liabilities	29,208.5	27,229.2	26,534.5
Common stock, $1 par value (issued shares at April 30, 2007 — 268,215,602)	2,396.1	2,212.0	2,157.5
Common stock in treasury	(3,155.7)	(2,673.4)	(1,991.5)
Unamortized restricted stock compensation	(9.6)	(8.5)	(12.9)
Retained earnings	8,549.3	7,886.8	7,353.0
Total	7,780.1	7,416.9	7,506.1
Accumulated other comprehensive income	179.5	74.3	54.2
Stockholders’ equity	7,959.6	7,491.2	7,560.3
Total Liabilities and Stockholders’ Equity	$37,168.1	$34,720.4	$34,094.8

See Notes to Interim Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED CASH FLOWS For the Six Months Ended April 30, 2007 and 2006 (In millions of dollars) Unaudited

	2007	2006

Cash Flows from Operating Activities
Net income	$862.3	$980.5
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	30.3	17.4
Provision for depreciation and amortization	367.4	331.9
Share-based compensation expense	55.0	61.0
Gain on the sale of a business		(355.4)
Undistributed earnings of unconsolidated affiliates	(12.9)	(.2)
Provision (credit) for deferred income taxes	(137.5)	82.4
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,169.5)	(1,478.3)
Inventories	(684.5)	(657.7)
Accounts payable and accrued expenses	242.1	44.2
Accrued income taxes payable/receivable	262.9	196.8
Retirement benefit accruals/prepaid pension costs	(71.1)	(592.0)
Other	95.8	(23.5)
Net cash used for operating activities	(159.7)	(1,392.9)
Cash Flows from Investing Activities
Collections of financing receivables	5,518.2	4,921.0
Proceeds from sales of financing receivables	59.3	39.6
Proceeds from maturities and sales of marketable securities	1,113.5	1,913.0
Proceeds from sales of equipment on operating leases	168.2	157.0
Proceeds from sales of businesses, net of cash sold		437.2
Cost of financing receivables acquired	(5,295.4)	(5,002.3)
Purchases of marketable securities	(1,155.5)	(1,443.8)
Purchases of property and equipment	(527.9)	(322.8)
Cost of equipment on operating leases acquired	(194.8)	(190.2)
Acquisitions of businesses, net of cash acquired		(14.6)
Other	124.8	(40.8)
Net cash provided by (used for) investing activities	(189.6)	453.3
Cash Flows from Financing Activities
Increase in short-term borrowings	1,044.4	456.4
Proceeds from long-term borrowings	1,339.5	1,479.8
Payments of long-term borrowings	(1,220.7)	(1,657.9)
Proceeds from issuance of common stock	178.6	268.1
Repurchases of common stock	(595.0)	(566.4)
Dividends paid	(188.8)	(165.7)
Excess tax benefits from share-based compensation	53.1	66.7
Other	(5.0)	(9.6)
Net cash provided by (used for) financing activities	606.1	(128.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	39.4	11.9
Net Increase (Decrease) in Cash and Cash Equivalents	296.2	(1,056.3)
Cash and Cash Equivalents at Beginning of Period	1,687.5	2,258.2
Cash and Cash Equivalents at End of Period	$1,983.7	$1,201.9

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

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from the sale of equipment to the Company’s customers.  Cash flows from financing receivables that are related to the sale of equipment to the Company’s customers are also included in operating activities.  The remaining financing receivables are related to the financing of equipment sold by an independent dealer and are included in investing activities.  The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $108 million and $90 million in the first six months of 2007 and 2006, respectively.  The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $50 million and $14 million at April 30, 2007 and 2006, respectively.

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

(3)                                  An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006

Balance, beginning of period	$8,025	$6,700	$7,887	$6,556
Net income	624	745	862	981
Dividends declared	(100)	(92)	(200)	(184)
Balance, end of period	$8,549	$7,353	$8,549	$7,353

(4)                                  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2007	October 31 2006	April 30 2006
Raw materials and supplies	$818	$712	$723
Work-in-process	443	372	417
Finished goods and parts	2,491	2,013	2,696
Total FIFO value	3,752	3,097	3,836
Less adjustment to LIFO basis	1,179	1,140	1,124
Inventories	$2,573	$1,957	$2,712

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

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006
Balance, beginning of period	$506	$498	$507	$535
Payments	(98)	(128)	(207)	(254)
Accruals for warranties	128	125	236	214
Balance, end of period	$536	$495	$536	$495

At April 30, 2007, the Company had approximately $190 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2007, the Company had an accrued liability of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2007 was approximately seven years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At April 30, 2007, the maximum exposure for uncollected premiums was approximately $79 million.  Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $567 million at April 30, 2007.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at April 30, 2007, the credit operations’ accrued liability under the Agreement was not material.

At April 30, 2007, the Company had commitments of approximately $355 million for the construction and acquisition of property and equipment.  Also, at April 30, 2007, the Company had pledged assets of $100 million, outside the U.S., as collateral for borrowings and $24 million of restricted other assets outside the U.S. related to a potential loan.

The Company also had other miscellaneous contingent liabilities totaling approximately $30 million at April 30, 2007, for which it believes the probability for payment is substantially remote.  The Company’s accrued liability at April 30, 2007 related to these contingencies was not material.  See Note 6 for recourse on sales of receivables.

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

Secured borrowings

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table.  In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings.  The amounts of this reserve fund at April 30, 2007, October 31, 2006 and April 30, 2006 were $14 million, $22 million and $29 million, respectively.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The total components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2007	October 31 2006	April 30 2006

Restricted financing receivables (retail notes)	$2,783	$2,382	$1,693
Allowance for credit losses	(17)	(11)	(7)
Other assets	41	82	117
Total restricted securitized assets	$2,807	$2,453	$1,803

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2007	October 31 2006	April 30 2006
Short-term borrowings	$2,871	$2,403	$1,738
Accrued interest on borrowings	4	5	3
Total liabilities related to restricted securitized assets	$2,875	$2,408	$1,741

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above.  Due to the recent upgrade of the credit rating of John Deere Capital Corporation’s short-term debt, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to be made to the Company’s secured creditors.  The consolidated assets (restricted retail notes) relating to an SPE in which the Company is the primary beneficiary and, therefore, the SPE is consolidated under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, were $1,824 million, $1,147 million and $506 million at April 30, 2007, October 31, 2006 and April 30, 2006, respectively.  These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above.  At April 30, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of receivables

The Company has certain recourse obligations on financing receivables that it has previously sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At April 30, 2007, the maximum amount of exposure to losses under these agreements was $80 million.  The estimated credit risk associated with sold receivables totaled $2 million at April 30, 2007.  This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet.  These interests are related to assets held by unconsolidated SPEs.  At April 30, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $554 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At April 30, 2007, the maximum remaining term of the receivables sold was approximately four years.

(7)           Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006
Dividends declared	$.44	$.39	$.88	$.78
Dividends paid	$.44	$.39	$.83	$.70

(8)           Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2007	2006	% Change	2007	2006	% Change
Net sales and revenues:
Agricultural equipment *	$3,498	$3,068	+14	$5,579	$4,962	+12
Commercial and consumer equipment	1,318	1,319		1,959	1,948	+1
Construction and forestry *	1,450	1,642	-12	2,543	2,810	-10
Total net sales **	6,266	6,029	+4	10,081	9,720	+4
Credit revenues *	501	434	+15	994	842	+18
Other revenues	115	99	+16	233	202	+15
Total net sales and revenues **	$6,882	$6,562	+5	$11,308	$10,764	+5

Operating profit: ***
Agricultural equipment	$487	$385	+26	$624	$491	+27
Commercial and consumer equipment	150	127	+18	188	146	+29
Construction and forestry	192	274	-30	287	410	-30
Credit	131	124	+6	263	253	+4
Other				2	1	+100
Total operating profit **	960	910	+5	1,364	1,301	+5
Interest, corporate expenses — net and income taxes	(336)	(393)	-15	(502)	(560)	-10
Income from continuing operations	624	517	+21	862	741	+16
Income from discontinued operations		228			240
Net income	$624	$745	-16	$862	$981	-12
Identifiable assets:
Agricultural equipment				$4,309	$3,907	+10
Commercial and consumer equipment				1,710	1,771	-3
Construction and forestry				2,367	2,372
Credit				22,288	20,631	+8
Other				177	138	+28
Corporate				6,317	5,276	+20
Total assets				$37,168	$34,095	+9

* Additional intersegment sales and revenues
Agricultural equipment sales	$29	$48	-40	$53	$76	-30
Construction and forestry sales	3	3		5	5
Credit revenues	73	70	+4	129	126	+2

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$2,100	$1,723	+22	$3,424	$2,795	+23
Operating profit	251	171	+47	334	243	+37

*** Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)           A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006

Continuing Operations:
Income	$623.6	$517.0	$862.3	$740.9
Average shares outstanding	226.5	235.3	226.9	235.8
Basic income per share	$2.75	$2.19	$3.80	$3.14

Average shares outstanding	226.5	235.3	226.9	235.8
Effect of dilutive stock options	2.8	2.8	2.7	2.7
Total potential shares outstanding	229.3	238.1	229.6	238.5
Diluted income per share	$2.72	$2.17	$3.76	$3.11

Total Operations:
Net income	$623.6	$744.6	$862.3	$980.5
Average shares outstanding	226.5	235.3	226.9	235.8
Basic net income per share	$2.75	$3.16	$3.80	$4.16

Total potential shares outstanding	229.3	238.1	229.6	238.5
Diluted net income per share	$2.72	$3.13	$3.76	$4.11

Out of the total stock options outstanding during the second quarter and first six months of 2007, options to purchase 9 thousand shares were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on income per share. During the same periods in 2006, 3.5 million shares were excluded for the same reason.

(10)                            Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006
Net income	$623.6	$744.6	$862.3	$980.5

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	109.8	46.6	104.6	75.4
Unrealized gain (loss) on investments	.9	(1.0)	(.8)	1.1
Unrealized gain on derivatives	.2	3.7	1.4	4.1
Comprehensive income	$734.5	$793.9	$967.5	$1,061.1

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006
Service cost	$39	$36	$78	$73
Interest cost	121	119	242	237
Expected return on plan assets	(170)	(166)	(339)	(332)
Amortization of actuarial loss	27	26	55	57
Amortization of prior service cost	7	11	14	21
Special early-retirement benefits		1		2
Curtailments				1
Net cost	$24	$27	$50	$59

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2007	2006	2007	2006
Service cost	$17	$16	$34	$34
Interest cost	79	77	160	154
Expected return on plan assets	(39)	(32)	(78)	(64)
Amortization of actuarial loss	49	45	107	98
Amortization of prior service cost	(33)	(33)	(66)	(66)
Special early-retirement benefits				1
Curtailments				2
Net cost	$73	$73	$157	$159

During the first six months of 2007, the Company contributed approximately $31 million to its pension plans and $239 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $176 million to its pension plans and $37 million to its other postretirement benefit plans in the remainder of fiscal year 2007.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)                            In February 2006, the Company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for $512 million and recognized a gain on the sale of $356 million pretax, or $223 million after-tax ($.94 per share diluted, $.95 per share basic).

The amounts of revenue of the discontinued operations included on the statement of consolidated income in the second quarter and first six months of 2006 were $428 million and $621 million, respectively.  The income before income taxes in the second quarter and first six months of 2006 were $365 million and $384 million, respectively.  The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in the second quarter and first six months of 2006 were $2 million and $7 million, respectively.  The Company continues to pay fees to UnitedHealthcare to administer health claims.  The accrued expenses for employee termination benefits related to the discontinued operations in the second quarter and first six months of last year were $3 million and $8 million, respectively and were included in “Income from Discontinued Operations.”  At April 30, 2007, the remaining liabilities related to these expenses were $3 million.

(14)                            In January 2006, the Company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada and consolidate this manufacturing into the Company’s existing Davenport and Dubuque, Iowa facilities.  This restructuring was intended to reduce costs and further improve product delivery times.  This operation was included in the construction and forestry segment.  In the first six months of 2006, the total expense recognized in cost of sales related to the closure was approximately $17 million, which included accrued termination benefit expenses of $7 million; impairments and write-downs for property, equipment and inventory of $6 million; pension and other postretirement benefit curtailment expenses of $3 million and relocation of production expenses of $1 million.  At April 30, 2007, there were no remaining significant liabilities related to the restructuring.  The annual increase in earnings and cash flows in 2007 due to this restructuring are estimated to be approximately $10 million, as expected.

(15)                            New accounting standards adopted in the first quarter of 2007 are as follows:

The Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections.  This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period.  This treatment would also be required for new accounting pronouncements if there are no specific transition provisions.  The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed.  The Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments.  This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interests in securitized financial assets.  The Company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets.  This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis.  The adoption of these Statements did not have a material effect on the Company’s financial statements.

New accounting standards to be adopted are as follows:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value and expands disclosures about fair value measurements.  These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice.  The effective date is the beginning of fiscal year 2009.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to measure most financial instruments at fair value if desired.  It may be applied on a contract by contract basis and is irrevocable once applied to those contracts.  The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items.  The unrealized gains or losses on these financial instruments are reported in earnings.  The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements.  The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings.  The Company has not determined the potential effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit.  The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings.  While the Company continues to evaluate the impact of this Interpretation on its consolidated financial statements, the Company expects the adoption will not have a material effect.

(16)                            In May 2007, the Company acquired LESCO, Inc. (LESCO) for a cost of approximately $150 million.  LESCO, based in Cleveland, Ohio, is a leading supplier of consumable lawn care, landscape, golf course and pest control products.  LESCO will be part of the Company’s commercial and consumer equipment segment.

In May 2007, the Board of Directors authorized plans to repurchase up to 20 million additional shares of common stock.  The new repurchase program will go into effect after the existing 26 million share plan, announced in November 2005, is completed.  There were 4.6 million shares remaining under the prior authorization on April 30, 2007.  Repurchases will be made at the Company’s discretion in the open market.

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Net Sales and Revenues
Net sales	$6,265.9	$6,029.0
Finance and interest income	27.1	16.6	$541.0	$475.0
Other income	95.0	88.7	48.7	40.1
Total	6,388.0	6,134.3	589.7	515.1

Costs and Expenses
Cost of sales	4,705.7	4,542.7
Research and development expenses	204.3	187.8
Selling, administrative and general expenses	557.5	516.8	101.6	97.5
Interest expense	46.5	52.4	247.6	208.6
Interest compensation to Financial Services	67.1	64.2
Other operating expenses	48.0	109.5	110.2	84.6
Total	5,629.1	5,473.4	459.4	390.7

Income of Consolidated Group Before Income Taxes	758.9	660.9	130.3	124.4
Provision for income taxes	236.0	227.2	44.0	42.8
Income of Consolidated Group	522.9	433.7	86.3	81.6

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	86.6	81.5	.1	.2
Other	14.1	1.8
Total	100.7	83.3	.1	.2

Income from Continuing Operations	623.6	517.0	86.4	81.8
Income from Discontinued Operations		227.6		227.6
Net Income	$623.6	$744.6	$86.4	$309.4

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Net Sales and Revenues
Net sales	$10,080.8	$9,720.3
Finance and interest income	49.3	38.7	$1,062.0	$916.2
Other income	199.0	178.8	91.7	72.8
Total	10,329.1	9,937.8	1,153.7	989.0

Costs and Expenses
Cost of sales	7,656.3	7,439.0
Research and development expenses	381.1	348.8
Selling, administrative and general expenses	1,014.3	913.5	190.0	169.6
Interest expense	89.0	106.0	482.6	395.6
Interest compensation to Financial Services	117.6	113.1
Other operating expenses	80.5	145.9	216.8	170.0
Total	9,338.8	9,066.3	889.4	735.2

Income of Consolidated Group Before Income Taxes	990.3	871.5	264.3	253.8
Provision for income taxes	318.1	298.3	89.9	87.7
Income of Consolidated Group	672.2	573.2	174.4	166.1

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	173.6	165.8	.2	.3
Other	16.5	1.9
Total	190.1	167.7	.2	.3

Income from Continuing Operations	862.3	740.9	174.6	166.4
Income from Discontinued Operations		239.6		239.6
Net Income	$862.3	$980.5	$174.6	$406.0

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	April 30 2007	October 31 2006	April 30 2006	April 30 2007	October 31 2006	April 30 2006
Assets
Cash and cash equivalents	$1,725.8	$1,476.7	$826.1	$257.8	$210.8	$375.9
Cash equivalents deposited with unconsolidated subsidiaries			166.6
Cash and cash equivalents	1,725.8	1,476.7	992.7	257.8	210.8	375.9
Marketable securities	1,726.4	1,709.0	1,708.5	138.4	107.7	66.2
Receivables from unconsolidated subsidiaries and affiliates	166.3	494.2	307.2	1.8	.1	3.3
Trade accounts and notes receivable – net	1,431.3	986.7	1,341.8	3,564.0	2,485.6	3,580.1
Financing receivables – net	3.9	5.3	2.6	13,310.9	13,998.7	13,080.3
Restricted financing receivables – net				2,766.3	2,370.8	1,685.3
Other receivables	307.2	317.9	248.3	103.7	130.4	118.4
Equipment on operating leases – net				1,490.4	1,493.9	1,360.9
Inventories	2,572.8	1,957.3	2,711.8
Property and equipment – net	2,514.6	2,414.0	2,293.7	585.6	349.6	156.3
Investments in unconsolidated subsidiaries and affiliates	2,568.0	2,665.3	2,546.3	5.2	4.6	4.7
Goodwill	1,117.1	1,110.0	1,083.3
Other intangible assets – net	77.8	56.4	53.3
Prepaid pension costs	2,626.6	2,630.3	2,634.0	10.2	12.1	14.2
Other assets	205.8	200.5	178.7	161.5	265.1	279.5
Deferred income taxes	815.1	681.5	637.9	35.3	10.6	8.1
Deferred charges	118.6	105.6	113.3	33.4	33.2	34.9
Total Assets	$17,977.3	$16,810.7	$16,853.4	$22,464.5	$21,473.2	$20,768.1
Liabilities and Stockholders’ Equity
Short-term borrowings	$297.6	$282.5	$244.3	$9,512.1	$7,838.6	$7,340.2
Payables to unconsolidated subsidiaries and affiliates	128.5	31.0	191.2	144.0	472.2	451.2
Accounts payable and accrued expenses	4,559.8	4,115.2	4,056.4	842.7	803.1	797.4
Accrued taxes	308.2	137.9	210.0	31.4	14.6	36.2
Deferred income taxes	36.9	16.8	15.6	158.8	158.0	159.2
Long-term borrowings	1,965.0	1,969.5	1,960.5	9,310.5	9,614.5	9,519.3
Retirement benefit accruals and other liabilities	2,721.7	2,766.6	2,615.1	30.4	26.3	23.2
Total liabilities	10,017.7	9,319.5	9,293.1	20,029.9	18,927.3	18,326.7
Common stock, $1 par value (issued shares at April 30, 2007 — 268,215,602)	2,396.1	2,212.0	2,157.5	1,043.3	1,014.1	994.8
Common stock in treasury	(3,155.7)	(2,673.4)	(1,991.5)
Unamortized restricted stock compensation	(9.6)	(8.5)	(12.9)
Retained earnings	8,549.3	7,886.8	7,353.0	1,290.7	1,453.2	1,365.3
Total	7,780.1	7,416.9	7,506.1	2,334.0	2,467.3	2,360.1
Accumulated other comprehensive income	179.5	74.3	54.2	100.6	78.6	81.3
Stockholders’ equity	7,959.6	7,491.2	7,560.3	2,434.6	2,545.9	2,441.4
Total Liabilities and Stockholders’ Equity	$17,977.3	$16,810.7	$16,853.4	$22,464.5	$21,473.2	$20,768.1

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$862.3	$980.5	$174.6	$406.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	(.2)	5.0	30.6	12.4
Provision for depreciation and amortization	217.8	200.5	178.3	153.9
Gain on the sale of a business		(355.4)		(355.4)
Undistributed earnings of unconsolidated subsidiaries and affiliates	149.9	(167.6)	(.2)	(.2)
Provision (credit) for deferred income taxes	(112.1)	84.5	(25.4)	(2.0)
Changes in assets and liabilities:
Receivables	(489.6)	(467.4)	3.3	14.0
Inventories	(576.3)	(567.5)
Accounts payable and accrued expenses	394.7	75.5	11.3	113.5
Accrued income taxes payable/receivable	246.7	182.7	16.2	14.1
Retirement benefit accruals/prepaid pension costs	(76.6)	(583.2)	5.5	(8.9)
Other	147.2	115.4	11.9	64.6
Net cash provided by (used for) operating activities	763.8	(497.0)	406.1	412.0

Cash Flows from Investing Activities
Collections of receivables			14,015.4	13,784.8
Proceeds from sales of financing receivables			105.1	52.1
Proceeds from maturities and sales of marketable securities	1,111.3	1,809.6	2.1	103.4
Proceeds from sales of equipment on operating leases			168.2	157.0
Proceeds from sales of businesses, net of cash sold		437.2
Cost of receivables acquired			(14,684.6)	(15,047.4)
Purchases of marketable securities	(1,123.0)	(1,366.4)	(32.5)	(77.4)
Purchases of property and equipment	(278.8)	(224.7)	(249.1)	(98.1)
Cost of equipment on operating leases acquired			(341.1)	(312.0)
Acquisitions of businesses, net of cash acquired		(14.6)
Other	(47.8)	46.2	143.4	(108.4)
Net cash provided by (used for) investing activities	(338.3)	687.3	(873.1)	(1,546.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	13.3	(171.5)	1,031.1	627.9
Change in intercompany receivables/payables	334.7	24.2	(334.7)	(37.3)
Proceeds from long-term borrowings			1,339.4	1,479.8
Payments of long-term borrowings	(5.5)	(775.7)	(1,215.2)	(882.2)
Proceeds from issuance of common stock	178.6	268.1
Repurchases of common stock	(595.0)	(566.4)
Dividends paid	(188.8)	(165.7)	(337.2)	(17.3)
Excess tax benefits from share-based compensation	53.1	66.7
Other	(.3)	(9.6)	24.7	21.5
Net cash provided by (used for) financing activities	(209.9)	(1,329.9)	508.1	1,192.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	33.5	8.7	5.9	3.3

Net Increase (Decrease) in Cash and Cash Equivalents	249.1	(1,130.9)	47.0	61.7
Cash and Cash Equivalents at Beginning of Period	1,476.7	2,123.6	210.8	314.2
Cash and Cash Equivalents at End of Period	$1,725.8	$992.7	$257.8	$375.9

*	Deere & Company with Financial Services on the equity basis.

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

The Company’s businesses are currently affected by the following key trends and economic conditions.  Global demand for farm commodities remains quite strong, driven by growing economic prosperity and robust demand for renewable fuels.  Agricultural equipment industry sales in the U.S. and Canada are forecast to be up about 5 percent for the year.  Western European markets have some concerns from potential drought conditions and industry sales are forecast to be flat to up 2 percent for the year.  Markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are expected to have higher sales.  South American industry sales are expected to be up about 20 percent for the year, primarily as a result of improved conditions in Brazil, while industry sales in Australia are expected to be down about 20 percent largely as a result of drought.  The Company’s agricultural equipment sales were up 14 percent for the second quarter of 2007, up 12 percent for the first six months and are forecast to increase about 13 percent for the year, including about 3 percent from currency impact.  The Company’s commercial and consumer equipment sales were largely unchanged in the second quarter and the first six months of 2007.  For the year, these sales are expected to be up approximately 11 percent, including about $350 million of sales from LESCO, which was acquired in May 2007.  Construction and forestry markets in the U.S. are expected to remain under pressure for the year.  The Company’s construction and forestry sales decreased 12 percent in the second quarter of 2007, 10 percent for the first six months and are forecast to decrease about 11 percent for the year.  The Company’s credit operations are expected to report net income of approximately $355 million for the year, reflecting growth in the credit portfolio.

Items of concern include the price of raw materials, which have an impact on the results of the Company’s equipment operations.  Inflation, which could prevent lower interest rates and affect the housing market, is also a concern.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines.  Potential changes in government sponsored farmer financing programs and supplier constraints in Brazil are a concern, as is uncertainty over the direction of U.S. farm legislation.  In addition, last year’s breakdown of the Doha round of World Trade Organization talks adds uncertainty about the direction of global trade and potential effects on the Company’s customers.

Improving conditions in the global farm sector, coupled with a positive customer response to the Company’s innovative product lineup, are continuing to drive strong results.  Advanced product offerings that help the Company’s customers be more profitable and productive are supporting this positive financial performance and expanded global market presence.  At the same time, the Company is making further progress holding the line on asset levels.

2007 Compared with 2006

Deere & Company’s net income for the second quarter was $623.6 million, or $2.72 per share, compared with $744.6 million, or $3.13 per share, for the same period last year.  Income from continuing operations was $623.6 million, or $2.72 per share, for the second quarter, compared to $517.0 million, or $2.17 per share, last year.

For the first six months, net income was $862.3 million, or $3.76 per share, compared with $980.5 million, or $4.11 per share, last year.  Six-month net income from continuing operations was $862.3 million, or $3.76 per share, compared with $740.9 million, or $3.11 per share, last year.

Income from discontinued operations was $227.6 million for the second quarter last year and $239.6 million for the first six months of 2006, related primarily to the gain on the sale of the Company’s health care operations in the second quarter last year.  Income from continuing operations for both the quarter and first six months last year included an after-tax charge of $44.2 million related to the completion of a cash tender offer to repurchase outstanding debt securities.

Worldwide net sales and revenues increased 5 percent to $6,882 million for the second quarter of 2007, compared with a year ago, and increased 5 percent to $11,308 million for the first six months.  Net sales of the Equipment Operations were $6,266 million for the second quarter and $10,081 million for the first six months, compared with $6,029 million and $9,720 million for the respective periods last year, an increase of 4 percent for both periods.  This included positive effects for currency translation and price changes of 4 percent for both the second quarter and first six months.  Net sales in the U.S. and Canada were down 3 percent for the current quarter and down 4 percent for the first six months.  Net sales outside the U.S. and Canada increased by 22 percent for the second quarter and 23 percent for the six months, including a positive currency translation effect of 7 percent for both periods.

The Company’s Equipment Operations reported operating profit of $829 million for the second quarter and $1,099 million for the first six months of 2007, compared with $786 million and $1,047 million for the same periods last year.  Higher operating profit for the second quarter and first six months was primarily the result of improved price realization, partially offset by higher selling and administrative expenses and increased raw material costs.  The impact of higher sales volumes from the Company’s agricultural equipment segment largely offset lower construction equipment volumes in both periods.  The Equipment Operations had net income of $522.9 million for the second quarter and $672.2 million for the first six months, compared with $433.7 million and $573.2 million for the same periods last year.  The same factors mentioned above, as well as the expense related to the repurchase of outstanding debt securities last year and a lower effective tax rate this year affected these results.

The Company’s ongoing emphasis on asset management is continuing to produce solid results.  Trade receivables and inventories at the end of the second quarter were $6,970 million, or 34 percent of the last 12 months’ net sales, compared with $7,112 million, or 36 percent of net sales, for the same period a year ago.

Business Segment Results

•                     Agricultural Equipment.  Segment sales increased 14 percent for the second quarter and 12 percent for the first six months of 2007, due to higher volumes, improved price realization and the favorable effects of currency translation.  Operating profit was $487 million for the second quarter and $624 million for the first six months, compared with $385 million and $491 million for the respective periods last year.  Operating profit for both periods was higher primarily due to improved price realization and higher sales volumes.  Partially offsetting the improvement was higher selling and administrative expenses attributable in part to the segment’s growth initiatives.

•                     Commercial and Consumer Equipment.  Segment sales were largely unchanged for the second quarter and first six months, compared with the same periods a year ago.  Improved price realization and the favorable effects of currency translation were mostly offset by lower shipment volumes.  Operating profit was $150 million for the current quarter and $188 million in the first six months, compared with $127 million and $146 million for the respective periods last year.  The profit increase for both periods was due to improved price realization, a favorable product mix and lower operating costs, partially offset by lower shipment volumes.

•                     Construction and Forestry.  Segment sales declined 12 percent for the second quarter and 10 percent for the first six months this year.  Operating profit was $192 million for the second quarter and $287 million for the first six months, compared with $274 million and $410 million for the same periods a year ago.  Lower operating profit for both periods was primarily due to lower sales volumes and higher raw material costs, partially offset by improved price realization in the first six months.  Last year’s results included expenses related to the closure of a Canadian forestry equipment facility.

•                     Credit.  The credit segment had an operating profit of $131 million for the second quarter and $263 million for the first six months, compared with $124 million and $253 million in the same periods last year.  The increases were primarily due to growth in the credit portfolio, partially offset by a higher provision for credit losses.  The first six months of this year also had increased selling and administrative expenses.  Total revenues of the credit operations, including intercompany revenues, increased 14 percent to $574 million in the current quarter from $504 million in the second quarter of 2006 and 16 percent in the first six months to $1,123 million this year from $968 million last year.  The average balance of receivables and leases financed was 9 percent higher in the second quarter and 10 percent higher in the first six months of 2007, compared with the same periods last year.  Interest expense increased 19 percent in the current quarter and 22 percent in the first six months of 2007, compared with last year, as a result of higher average borrowings and borrowing rates in both periods.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.54 to 1 for the second quarter this year, compared with 1.61 to 1 in the same period last year.  The ratio was 1.56 to 1 for the first six months this year, compared to 1.66 to 1 last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2007 were 75.1 percent and 75.9 percent, respectively, compared to 75.3 percent and 76.5 percent in the same periods last year.  The decreases were primarily due to improved price realization, partially offset by increased raw material costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates.  Other income increased in both periods primarily due to higher crop insurance commissions, and increased gains on sales of property and equipment in the first six months this year.  Other operating expenses were lower in both periods primarily as a result of the expense related to the repurchase of outstanding notes in the second quarter of last year.  Equity in income of unconsolidated affiliates increased in both periods primarily due to the increase in net income of the Deere-Hitachi Construction Machinery Corporation, a 50 percent owned joint venture.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by approximately 6 percent for fiscal year 2007 and to be up about 5 percent for the third quarter, compared to the same periods last year.  Included in the yearly forecast is about two percentage points of positive currency translation.  Net income is forecast to be around $1.55 billion for the year and in a range of $400 million to $425 million for the third quarter.

•                     Agricultural Equipment.  Global demand for farm commodities remains quite strong, driven by growing economic prosperity and robust demand for renewable fuels.  Agricultural equipment sales in the U.S. and Canada started the year on a slow pace but have picked up in recent months and are expected to gain further momentum as the year progresses.  Industry sales for the region are forecast to be up about 5 percent for the year, with increases in high horsepower tractors more than offsetting relatively flat combine sales and weakness in cotton equipment.

European markets are benefiting from solid farm fundamentals, though concerns over potential drought conditions in France, Germany and Italy could affect machinery demand.  Industry sales in Western Europe are forecast to be flat to up 2 percent for the year.  Aided by increased demand for productive farm machinery, markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are expected to see higher sales.  In South America, industry sales are now expected to be up by about 20 percent for the year, primarily as a result of improved conditions in Brazil.  The Brazilian market is receiving support from higher commodity prices and strong demand for sugarcane.  Industry sales in Australia are expected to be down about 20 percent for the year largely as a result of drought conditions.  Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to increase by about 13 percent for fiscal year 2007, including about 3 percent from currency impact.

•                     Commercial and Consumer Equipment.  The Company’s commercial and consumer equipment sales are projected to be up about 11 percent for the year, including about $350 million of sales from LESCO.  Acquired by the Company in early May, LESCO is a leading supplier of consumable lawn care, landscape, golf course and pest control products.  Segment sales also are expected to benefit from the success of the new lines of residential zero-turn radius mowers and utility vehicles among other products.

•                     Construction and Forestry.  U.S. markets for construction and forestry equipment are expected to remain under pressure for the year.  While nonresidential spending in the U.S. is forecast for improvement, the outlook for residential construction remains lower than last year.  Further, sales to the independent rental channel are expected to decline significantly.  In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 11 percent for the year.

•                     Credit.  Net income in 2007 for the Company’s credit operations is forecast to be approximately $355 million.  The expected improvement is being driven by growth in the credit portfolio, partially offset by higher administrative and operating expenses in support of the segment’s growth initiatives.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence.  These factors  include worldwide demand for agricultural products, world grain stocks, weather conditions (including drought in Australia and potential drought in Western Europe), soil conditions, harvest yields, prices for commodities and livestock, crop production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from farm economic conditions in Brazil), international reaction to such programs, global trade agreements, animal diseases and their affects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease, and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political and social stability of the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the availability and prices of strategically sourced materials, components and whole goods; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products, oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of, or response to, terrorism; and legislation affecting the sectors in which the Company operates.  The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses, and common stock issuances and repurchases.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s most recent annual report on Form 10-K (including the factors discussed in Item 1A. Risk Factors) and other filings with the U.S. Securities and Exchange Commission.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2007 were $160 million.  This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, the change in accrued income taxes payable/receivable, and a decrease in accounts payable and accrued expenses.  Cash outflows from investing activities were $190 million in the first six months of this year, primarily due to purchases of property and equipment of $528 million, partially offset by the collections of financing receivables exceeding the cost of these receivables by $223 million.  Cash inflows from financing activities were $606 million in the first six months of 2007, primarily due to an increase in borrowings of $1,163 million and issuances of common stock of $179 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $595 million and dividends paid of $189 million.  Cash and cash equivalents also increased $296 million during the first six months.

Negative cash flows from consolidated operating activities in the first six months of 2006 were $1,393 million.  This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, and the change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $453 million in the first six months of 2006, primarily due to the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $469 million and proceeds from sales of businesses, net of cash sold, of $437 million, which were partially offset by purchases of property and equipment of $323 million and the cost of financing receivables and leases exceeding collections by $272 million.  Cash outflows from financing activities were $129 million in the first six months of last year, primarily due to the repurchases of common stock of $566 million and dividends paid of $166 million, which were partially offset by an increase in borrowings of $278 million and issuances of common stock of $268 million (resulting from the exercise of stock options).  Cash and cash equivalents also decreased $1,056 million in the first six months of 2007.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that are available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at April 30, 2007, October 31, 2006 and April 30, 2006 was approximately $3.2 billion, $2.6 billion and $2.5 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.8 billion, $3.5 billion and $3.0 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation).  In February 2007, the Company replaced its existing long-term credit facility agreement totaling $3 billion with a $3.75 billion five-year credit agreement.  Worldwide lines of credit totaled $3,826 million at April 30, 2007, $538 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at April 30, 2007 was the long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The new credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2007 was $6,562 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,186 million at April 30, 2007.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Marketable securities increased by $48 million during the first six months of 2007 and $90 million during the past 12 months.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $1,360 million during the first six months of 2007 primarily due to a seasonal increase.  These receivables decreased $3 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 22 percent at April 30, 2007, compared to 15 percent at October 31, 2006 and 23 percent at April 30, 2006.  Agricultural equipment trade receivables increased $82 million, commercial and consumer equipment receivables decreased $25 million and construction and forestry receivables decreased $60 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at April 30, 2007, October 31, 2006 and April 30, 2006.

Stockholders’ equity was $7,960 million at April 30, 2007, compared with $7,491 million at October 31, 2006 and $7,560 million at April 30, 2006.  The increase of $469 million during the first six months of 2007 resulted from net income of $862 million, an increase in capital stock of $184 million and a change in the cumulative translation adjustment of $105 million, which was partially offset by an increase in treasury stock of $482 million and dividends declared of $200 million.

The cash flows from discontinued operations in the first six months of last year included in the consolidated cash flows were not material except for the cash inflow from the sale of the health care operations (net of cash sold) of approximately $440 million included in the proceeds from sales of businesses.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2007 were $764 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows for a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals.

In the first six months of 2006, negative cash flows from operating activities, including intercompany cash flows, were $497 million.  This resulted primarily from a decrease in the retirement benefit accruals, and seasonal increases in inventories and trade receivables.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions, and the change in accrued income taxes payable/receivable.

Trade receivables held by the Equipment Operations increased $445 million during the first six months and $90 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories increased by $616 million during the first six months, primarily reflecting a seasonal increase.  Inventories decreased $139 million, compared to a year ago.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 24 percent at April 30, 2007, compared to 20 percent at October 31, 2006 and 25 percent at April 31, 2006.

Total interest-bearing debt of the Equipment Operations was $2,263 million at April 30, 2007, compared with $2,252 million at the end of fiscal year 2006 and $2,205 million at April 30, 2006.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 22 percent, 23 percent and 23 percent at April 30, 2007, October 31, 2006 and April 30, 2006, respectively.

Purchases of property and equipment for the Equipment Operations in the first six months of 2007 were $279 million, compared with $225 million in the same period last year.  Capital expenditures for the Equipment Operations in 2007 are expected to be approximately $620 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2007, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $406 million in the first six months.  Cash provided by financing activities totaled $508 million in the first six months, resulting primarily from an increase in external borrowings of $1,155 million, partially offset by dividends paid to Deere & Company of $337 million and a decrease in payables to the Equipment Operations of $335 million.  Cash used by investing activities totaled $873 million in the first six months, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $842 million.  Cash and cash equivalents also increased $47 million.

In the first six months of 2006, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $412 million in the first six months of last year.  Cash provided by financing activities totaled $1,192 million in the first six months, resulting primarily from an increase in external borrowings.  Cash used by investing activities totaled $1,546 million in the first six months of 2006, primarily due to the cost of receivables acquired exceeding collections.  Cash and cash equivalents also increased $62 million.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $783 million during the fist six months of 2007 and $1,425 million during the past 12 months.  Total acquisitions of receivables and leases were 2 percent lower in the first six months of 2007, compared with the same period last year.  Acquisition volumes of leases, operating loans and revolving charge accounts were all higher, while wholesale notes, trade receivables and retail notes were lower in the first six months of 2007, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $21,946 million at April 30, 2007, compared with $21,547 million at October 31, 2006 and $21,189 million at April 30, 2006.  At April 30, 2007, the unpaid balance of all receivables previously sold was $815 million, compared with $1,197 million at October 31, 2006 and $1,483 million at April 30, 2006.

Total external interest-bearing debt of the credit operations was $18,823 million at April 30, 2007, compared with $17,453 million at the end of fiscal year 2006 and $16,860 million at April 30, 2006.  Included in this debt are secured borrowings of $2,871 million, $2,403 million and $1,738 million for the same periods.  Total external borrowings increased during the first six months of 2007 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.9 to 1 at April 30, 2007, compared with 7.1 to 1 at October 31, 2006 and 7.2 to 1 at April 30, 2006.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6).  This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time.  This facility has no final maturity date.  Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis.  If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected.  At April 30, 2007, $1,150 million was outstanding under the facility of which $812 million was recorded on the balance sheet as secured borrowings.

During the first six months of 2007, the credit operations issued $1,339 million and retired $1,215 million of long-term borrowings, which were primarily medium-term notes.

Purchases of property and equipment for Financial Services in the first six months of 2007 were $249 million, compared with $98 million in the same period last year, primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2007 are expected to be approximately $555 million also primarily related to the wind energy entities.

Company Dividend

The Board of Directors at its meeting on May 30, 2007 declared a quarterly dividend of $.44 per share payable August 1, 2007, to stockholders of record on June 30, 2007.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.   CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2007 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	642	$108.12	642	7.5
Mar 1 to Mar 31	1,447	110.63	1,447	6.1
Apr 1 to Apr 30	1,494	109.04	1,494	4.6
Total	3,583		3,583

(1)             During the second quarter of 2007, the Company had one active share repurchase program, which was announced in November 2005 to purchase up to 26 million shares of the Company’s common stock.  In May 2007, the Company announced a new share repurchase program, which will purchase up to 20 million additional shares of the Company’s common stock after the existing 26 million share plan is completed.  There were 4.6 million shares under prior authorization at April 30, 2007.

During the second quarter of 2007, the Company issued 6,790 shares of restricted stock as compensation to the Company’s nonemployee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 28, 2007:

a. the following directors were elected for terms expiring at the annual meeting in 2010:

	Shares Voted For	Shares Voted Against	Abstain
Robert W. Lane	200,316,589	2,955,533	356,824
Antonio Madero B.	202,563,875	659,646	405,424
Aulana L. Peters	202,695,046	610,234	323,666

Other members of the Board of Directors are:  Crandall C. Bowles, Vance D. Coffman, Arthur L. Kelly and Thomas H. Patrick who serve as directors of the Company for terms expiring at the annual meeting in 2009; and T. Kevin Dunnigan, Charles O. Holliday, Jr., Dipak C. Jain, Joachim Milberg and Richard B. Myers who serve as directors of the Company for the terms expiring at the annual meeting in 2008.

b. Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2007 fiscal year:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
201,554,458	1,889,248	185,240	0

Item 5.   Other Information

Charles O. Holliday, Jr., elected to the Board of Directors effective May 30, 2007, has been named to the Audit Review and Corporate Governance Committees.

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

DEERE & COMPANY

Date:	June 1, 2007	By:	/s/ M. J. Mack, Jr.
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

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JP Morgan Chase Bank, N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, as syndication agents, et al, dated February 28, 2007.

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