Form 10-Q
period 2007-07-31
DEERE & CO
filed 2007-08-31
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Yes  ☐      No  ☒

At July 31, 2007, 221,878,063 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

For the Three Months Ended July 31, 2007 and 2006
(In millions of dollars and shares except per share amounts) Unaudited

	2007	2006
Net Sales and Revenues
Net sales	$5,984.9	$5,677.3
Finance and interest income	516.9	462.5
Other income	131.9	126.9
Total	6,633.7	6,266.7

Costs and Expenses
Cost of sales	4,542.9	4,398.8
Research and development expenses	204.3	175.9
Selling, administrative and general expenses	665.8	623.1
Interest expense	291.6	261.9
Other operating expenses	126.8	126.0
Total	5,831.4	5,585.7

Income of Consolidated Group Before Income Taxes	802.3	681.0
Provision for income taxes	272.2	247.6
Income of Consolidated Group	530.1	433.4

Equity in Income of Unconsolidated Affiliates
Credit	.1	.1
Other	7.0	2.2
Total	7.1	2.3

Income from Continuing Operations	537.2	435.7
Income from Discontinued Operations		.3
Net Income	$537.2	$436.0

Per Share Data
Basic:
Continuing operations	$2.40	$1.87
Discontinued operations
Net income	$2.40	$1.87

Diluted:
Continuing operations	$2.37	$1.85
Discontinued operations
Net income	$2.37	$1.85

Average Shares Outstanding:
Basic	223.8	233.7
Diluted	226.8	235.9

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME

For the Nine Months Ended July 31, 2007 and 2006

(In millions of dollars and shares except per share amounts) Unaudited

	2007	2006
Net Sales and Revenues
Net sales	$16,065.7	$15,397.6
Finance and interest income	1,489.6	1,282.8
Other income	386.0	349.9
Total	17,941.3	17,030.3

Costs and Expenses
Cost of sales	12,198.6	11,837.8
Research and development expenses	585.4	524.8
Selling, administrative and general expenses	1,866.4	1,704.6
Interest expense	842.2	742.1
Other operating expenses	391.7	414.7
Total	15,884.3	15,224.0

Income of Consolidated Group Before Income Taxes	2,057.0	1,806.3
Provision for income taxes	680.3	633.6
Income of Consolidated Group	1,376.7	1,172.7

Equity in Income of Unconsolidated Affiliates
Credit	.3	.4
Other	22.5	3.5
Total	22.8	3.9

Income from Continuing Operations	1,399.5	1,176.6
Income from Discontinued Operations		239.9
Net Income	$1,399.5	$1,416.5

Per Share Data
Basic:
Continuing operations	$6.20	$5.01
Discontinued operations		1.02
Net income	$6.20	$6.03

Diluted:
Continuing operations	$6.12	$4.95
Discontinued operations		1.01
Net income	$6.12	$5.96

Average Shares Outstanding:
Basic	225.8	235.0
Diluted	228.6	237.5

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31 2007	October 31 2006	July 31 2006
Assets
Cash and cash equivalents	$1,773.2	$1,687.5	$1,285.9
Marketable securities	2,047.4	1,816.7	1,865.7
Receivables from unconsolidated affiliates	22.4	22.2	29.5
Trade accounts and notes receivable - net	3,753.7	3,037.7	3,859.5
Financing receivables - net	14,342.6	14,004.0	13,328.4
Restricted financing receivables - net	2,541.8	2,370.8	2,349.4
Other receivables	517.9	448.2	514.4
Equipment on operating leases - net	1,568.5	1,493.9	1,420.0
Inventories	2,473.7	1,957.3	2,404.3
Property and equipment - net	3,228.5	2,763.6	2,534.3
Investments in unconsolidated affiliates	140.0	124.0	112.1
Goodwill	1,249.4	1,110.0	1,117.5
Other intangible assets - net	71.9	56.4	51.5
Prepaid pension costs	2,638.1	2,642.4	2,639.7
Other assets	390.9	465.6	477.7
Deferred income taxes	729.8	582.2	628.8
Deferred charges	140.8	137.9	149.1
Total Assets	$37,630.6	$34,720.4	$34,767.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,179.6	$8,121.2	$8,100.2
Payables to unconsolidated affiliates	120.7	31.0	186.2
Accounts payable and accrued expenses	5,103.3	4,482.8	4,617.9
Accrued taxes	274.4	152.5	260.2
Deferred income taxes	105.8	64.9	67.6
Long-term borrowings	11,096.1	11,584.0	11,240.3
Retirement benefit accruals and other liabilities	2,689.6	2,792.8	2,726.1
Total liabilities	29,569.5	27,229.2	27,198.5
Common stock, $1 par value (issued shares at July 31, 2007 — 268,215,602)	2,463.0	2,212.0	2,190.1
Common stock in treasury	(3,638.3)	(2,673.4)	(2,349.3)
Unamortized restricted stock compensation	(7.6)	(8.5)	(10.5)
Retained earnings	8,988.1	7,886.8	7,697.5
Total	7,805.2	7,416.9	7,527.8
Accumulated other comprehensive income	255.9	74.3	41.5
Stockholders’ equity	8,061.1	7,491.2	7,569.3
Total Liabilities and Stockholders’ Equity	$37,630.6	$34,720.4	$34,767.8

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2007 and 2006
(In millions of dollars) Unaudited

	2007	2006
Cash Flows from Operating Activities
Net income	$1,399.5	$1,416.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	48.1	36.0
Provision for depreciation and amortization	553.5	502.5
Share-based compensation expense	67.7	75.4
Gain on the sale of a business		(356.0)
Undistributed earnings of unconsolidated affiliates	(12.4)	(1.9)
Credit for deferred income taxes	(83.9)	(8.1)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(574.8)	(1,318.8)
Inventories	(465.1)	(433.3)
Accounts payable and accrued expenses	356.3	326.4
Accrued income taxes payable/receivable	145.7	69.6
Retirement benefit accruals/prepaid pension costs	(132.9)	(503.1)
Other	(16.5)	(143.1)
Net cash provided by (used for) operating activities	1,285.2	(337.9)
Cash Flows from Investing Activities
Collections of financing receivables	7,883.5	7,100.1
Proceeds from sales of financing receivables	78.4	60.7
Proceeds from maturities and sales of marketable securities	1,733.4	2,517.2
Proceeds from sales of equipment on operating leases	268.4	219.2
Proceeds from sales of businesses, net of cash sold		439.1
Cost of financing receivables acquired	(8,238.3)	(7,763.2)
Purchases of marketable securities	(1,953.0)	(2,134.0)
Purchases of property and equipment	(712.8)	(500.3)
Cost of equipment on operating leases acquired	(314.7)	(288.8)
Acquisitions of businesses, net of cash acquired	(144.9)	(54.1)
Other	75.8	(10.2)
Net cash used for investing activities	(1,324.2)	(414.3)
Cash Flows from Financing Activities
Increase in short-term borrowings	1,030.5	840.3
Proceeds from long-term borrowings	2,373.3	2,182.4
Payments of long-term borrowings	(2,243.6)	(2,438.5)
Proceeds from issuance of common stock	246.4	304.2
Repurchases of common stock	(1,117.0)	(955.0)
Dividends paid	(288.4)	(257.4)
Excess tax benefits from share-based compensation	76.7	79.4
Other	(11.0)	(9.8)
Net cash provided by (used for) financing activities	66.9	(254.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	57.8	34.3
Net Increase (Decrease) in Cash and Cash Equivalents	85.7	(972.3)
Cash and Cash Equivalents at Beginning of Period	1,687.5	2,258.2
Cash and Cash Equivalents at End of Period	$1,773.2	$1,285.9

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

All cash flows from the changes in trade accounts and notes receivable are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from sales to the Company’s customers. Cash flows from financing receivables that are related to sales to the Company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities. The Company had non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows for the transfer of inventory to equipment under operating leases of approximately $192 million and $182 million in the first nine months of 2007 and 2006, respectively. The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $67 million and $25 million at July 31, 2007 and 2006, respectively.

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

(3)           An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006

Balance, beginning of period	$8,549.3	$7,353.0	$7,886.8	$6,556.1
Net income	537.2	436.0	1,399.5	1,416.5
Dividends declared	(98.4)	(91.5)	(298.2)	(275.1)
Balance, end of period	$8,988.1	$7,697.5	$8,988.1	$7,697.5

(4)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2007	October 31 2006	July 31 2006
Raw materials and supplies	$814	$712	$698
Work-in-process	427	372	349
Finished goods and parts	2,400	2,013	2,481
Total FIFO value	3,641	3,097	3,528
Less adjustment to LIFO basis	1,167	1,140	1,124
Inventories	$2,474	$1,957	$2,404

(5)           Contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty (based on dealer inventories and retail sales).  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006

Balance, beginning of period	$536	$495	$507	$535
Payments	(134)	(118)	(341)	(373)
Accruals for warranties	149	135	385	350
Balance, end of period	$551	$512	$551	$512

At July 31, 2007, the Company had approximately $196 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2007, the Company had an accrued liability of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2007 was approximately seven years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At July 31, 2007, the maximum exposure for uncollected premiums was approximately $72 million.  Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $561 million at July 31, 2007.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at July 31, 2007, the credit operations’ accrued liability under the Agreement was not material.

At July 31, 2007, the Company had commitments of approximately $310 million for the construction and acquisition of property and equipment.  At July 31, 2007, the Company had pledged assets of $49 million, outside the U.S., as collateral for borrowings.

The Company also had other miscellaneous contingent liabilities totaling approximately $25 million at July 31, 2007, for which it believes the probability for payment is substantially remote.  The Company’s accrued liability at July 31, 2007 related to these contingencies was not material.  See Note 6 for recourse on sales of receivables.

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

Secured Borrowings

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets representing restricted cash as shown in the following table.  In addition to the restricted assets shown in the table, a reserve fund included in “Other receivables” related to retained interests for certain securitizations that qualified as sales of receivables is also available as a credit enhancement for securitizations related to certain secured borrowings.  The amounts of this reserve fund at July 31, 2007, October 31, 2006 and July 31, 2006 were $11 million, $22 million and $25 million, respectively.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2007	October 31 2006	July 31 2006
Restricted financing receivables (retail notes)	$2,557	$2,382	$2,362
Allowance for credit losses	(15)	(11)	(13)
Other assets	44	82	117
Total restricted securitized assets	$2,586	$2,453	$2,466

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2007	October 31 2006	July 31 2006
Short-term borrowings	$2,581	$2,403	$2,365
Accrued interest on borrowings	5	5	4
Total liabilities related to restricted securitized assets	$2,586	$2,408	$2,369

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets and the reserve fund mentioned above.  Due to the upgrade of John Deere Capital Corporation’s short-term debt credit rating, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to be made to the Company’s secured creditors.  Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,662 million, $1,147 million and $1,240 million at July 31, 2007, October 31, 2006 and July 31, 2006, respectively.  These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above.  At July 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

The Company has certain recourse obligations on financing receivables that it has previously sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At July 31, 2007, the maximum amount of exposure to losses under these agreements was $80 million.  The estimated credit risk associated with sold receivables totaled $1 million at July 31, 2007.  This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet.  These interests are related to assets held by unconsolidated SPEs.  At July 31, 2007, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $450 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At July 31, 2007, the maximum remaining term of the receivables sold was approximately three years.

(7)           Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006
Dividends declared	$.44	$.39	$1.32	$1.17
Dividends paid	$.44	$.39	$1.27	$1.09

(8)                                  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2007	2006	% Change	2007	2006	% Change
Net sales and revenues:
Agricultural equipment *	$3,355	$2,899	+16	$8,934	$7,862	+14
Commercial and consumer equipment	1,346	1,171	+15	3,305	3,119	+6
Construction and forestry *	1,284	1,607	-20	3,827	4,417	-13
Total net sales **	5,985	5,677	+5	16,066	15,398	+4
Credit revenues *	533	475	+12	1,527	1,316	+16
Other revenues	116	115	+1	348	316	+10
Total net sales and revenues **	$6,634	$6,267	+6	$17,941	$17,030	+5

Operating profit: ***
Agricultural equipment	$431	$249	+73	$1,055	$739	+43
Commercial and consumer equipment	127	78	+63	315	225	+40
Construction and forestry	150	256	-41	437	666	-34
Credit	141	135	+4	404	388	+4
Other	1	3	-67	2	4	-50
Total operating profit **	850	721	+18	2,213	2,022	+9
Interest, corporate expenses — net and income taxes	(313)	(285)	+10	(813)	(846)	-4
Income from continuing operations	537	436	+23	1,400	1,176	+19
Income from discontinued operations					240
Net income	$537	$436	+23	$1,400	$1,416	-1

Identifiable assets:
Agricultural equipment	$4,184	$3,719	+13
Commercial and consumer equipment	1,744	1,487	+17
Construction and forestry	2,412	2,394	+1
Credit	22,821	21,302	+7
Other	181	146	+24
Corporate	6,289	5,720	+10
Total assets	$37,631	$34,768	+8

* Additional intersegment sales and revenues
Agricultural equipment sales	$28	$36	-22	$82	$112	-27
Construction and forestry sales	2	3	-33	7	9	-22
Credit revenues	76	77	-1	205	203	+1

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$2,221	$1,709	+30	$5,645	$4,504	+25
Operating profit	229	146	+57	562	389	+44

*** Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses.  However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)                                  A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006
Continuing Operations:
Income	$537.2	$435.7	$1,399.5	$1,176.6
Average shares outstanding	223.8	233.7	225.8	235.0
Basic income per share	$2.40	$1.87	$6.20	$5.01

Average shares outstanding	223.8	233.7	225.8	235.0
Effect of dilutive stock options	3.0	2.2	2.8	2.5
Total potential shares outstanding	226.8	235.9	228.6	237.5
Diluted income per share	$2.37	$1.85	$6.12	$4.95

Total Operations:
Net income	537.2	$436.0	$1,399.5	$1,416.5
Average shares outstanding	223.8	233.7	225.8	235.0
Basic net income per share	$2.40	$1.87	$6.20	$6.03

Total potential shares outstanding	226.8	235.9	228.6	237.5
Diluted net income per share	$2.37	$1.85	$6.12	$5.96

No options were excluded from the above diluted per share computation during the third quarter and first nine months of 2007.  During the same periods in 2006, 3.4 million shares were excluded because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share.

(10)                            Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006
Net income	$537.2	$436.0	$1,399.5	$1,416.5

Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	76.6	(14.4)	181.2	61.0
Unrealized gain (loss) on investments	.6	1.1	(.2)	2.2
Unrealized gain (loss) on derivatives	(.8)	.6	.6	4.7
Comprehensive income	$613.6	$423.3	$1,581.1	$1,484.4

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006
Service cost	$39	$37	$117	$110
Interest cost	122	119	364	356
Expected return on plan assets	(173)	(168)	(512)	(500)
Amortization of actuarial loss	28	29	84	86
Amortization of prior service cost	7	10	21	31
Special early-retirement benefits				2
Curtailments				1
Net cost	$23	$27	$74	$86

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2007	2006	2007	2006
Service cost	$17	$17	$52	$51
Interest cost	80	77	240	231
Expected return on plan assets	(39)	(32)	(117)	(96)
Amortization of actuarial loss	55	49	162	147
Amortization of prior service cost	(33)	(33)	(100)	(99)
Special early-retirement benefits				1
Curtailments				2
Net cost	$80	$78	$237	$237

During the first nine months of 2007, the Company contributed approximately $191 million to its pension plans and $251 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $167 million to its pension plans and $26 million to its other postretirement benefit plans in the remainder of fiscal year 2007.  These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

(13)                            In February 2006, the Company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for $512 million and recognized a gain on the sale of $356 million pretax, or $223 million after-tax ($.94 per share diluted, $.95 per share basic).

The amount of revenue of the discontinued operations included on the statement of consolidated income in the first nine months of 2006 was $621 million.  The income before income taxes in the first nine months of 2006 was $384 million.  The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in the first nine months of 2006 was $7 million.  The Company continues to pay fees to UnitedHealthcare to administer health claims.  The accrued expenses for employee termination benefits related to the discontinued operations in the first nine months of last year was $8 million and was included in “Income from Discontinued Operations.”  At July 31, 2007, the remaining liabilities related to these expenses were $3 million.

(14)                            In January 2006, the Company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada and consolidate this manufacturing into the Company’s existing Davenport and Dubuque, Iowa facilities.  This restructuring was intended to reduce costs and further improve product delivery times.  This operation was included in the construction and forestry segment.  In the first nine months of 2006, the total expense recognized in cost of sales related to the closure was approximately $22 million, which included accrued termination benefit expenses of $9 million; impairments and write-downs for property, equipment and inventory of $7 million; pension and other postretirement benefit curtailment expenses of $3 million and relocation of production expenses of $3 million.  At July 31, 2007, there were no remaining significant liabilities related to the restructuring.  The annual increase in earnings and cash flows in 2007 due to this restructuring are estimated to be approximately $10 million.

(15)                            New accounting standards adopted, which were all adopted in the first quarter of 2007, were as follows:

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

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value.  The offset to the adjustment is recorded directly in stockholders’ equity net of tax.  The amount recorded in stockholders’ equity would represent the after-tax unrecognized actuarial gains or losses and unamortized prior service costs, which have previously been disclosed in the notes to the annual financial statements.  This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end.  The effective date for the funded status adjustment is the end of fiscal year 2007 and for the year-end measurement date is fiscal year 2009.  Prospective application is required.  At October 31, 2006, the effect of adopting this Statement would have decreased assets by approximately $400 million, increased liabilities by approximately $1,800 million and decreased stockholders’ equity by approximately $2,200 million after-tax.  The Company does not expect violations of any credit agreement financial covenants as a result of adopting this new standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to measure most financial instruments at fair value if desired.  It may be applied on a contract by contract basis and is irrevocable once applied to those contracts.  The standard may be applied at the time of adoption of the Statement or initial recognition of the eligible items.  The unrealized gains or losses on these financial instruments are reported in earnings.  The items measured at fair value must be shown separately on the balance sheet along with other disclosures in the notes to the financial statements.  The effective date is the beginning of fiscal year 2009 with early adoption permitted at the beginning of a previous year.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings.  The Company has currently not determined the potential effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit.  The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement.  The effective date is the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings.  While the Company continues to evaluate the impact of this Interpretation on its consolidated financial statements, the Company expects the adoption will not have a material effect.

(16)                            In May 2007, the Company acquired LESCO, Inc. (LESCO) for a cost of approximately $150 million with a preliminary value of approximately $120 million of goodwill and other intangible assets.  LESCO, based in Cleveland, Ohio, is a leading supplier of consumable lawn care, landscape, golf course and pest control products.  LESCO has been included as part of the Company’s commercial and consumer equipment segment.

In May 2007, the Board of Directors authorized plans to repurchase up to 20 million additional shares of common stock.  The new repurchase plan will go into effect after the existing 26 million share repurchase plan, announced in November 2005, is completed.  There were .3 million shares remaining under the prior authorization on July 31, 2007.  Repurchases will be made at the Company’s discretion in the open market.

In August 2007, the Company acquired the Ningbo Benye Tractor & Automobile Manufacturing Co., Ltd. business for approximately $70 million.  This business, which is located in Ningbo, China, builds tractors mainly in the 20 to 50 horsepower range and is the largest tractor manufacturer in southern China.  It will be included as part of the Company’s agricultural equipment segment.

The Board of Directors at its meeting on August 29, 2007 announced its intention to declare a two-for-one split of the Company’s common stock, pending shareholder approval at a special meeting.  The meeting is expected to be held on November 14, 2007.  The stock split would be implemented in the form of a stock dividend of one additional share for each share outstanding.

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Net Sales and Revenues
Net sales	$5,984.9	$5,677.3
Finance and interest income	30.0	26.0	$567.7	$523.6
Other income	94.7	100.3	56.7	41.4
Total	6,109.6	5,803.6	624.4	565.0

Costs and Expenses
Cost of sales	4,543.2	4,398.8
Research and development expenses	204.3	175.9
Selling, administrative and general expenses	568.8	520.2	98.9	103.6
Interest expense	42.0	45.2	261.3	232.8
Interest compensation to Financial Services	69.0	70.9
Other operating expenses	21.8	49.1	122.4	91.1
Total	5,449.1	5,260.1	482.6	427.5

Income of Consolidated Group Before Income Taxes	660.5	543.5	141.8	137.5
Provision for income taxes	222.4	200.5	49.8	47.1
Income of Consolidated Group	438.1	343.0	92.0	90.4

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	91.3	88.9	.1	.1
Other	7.8	3.8
Total	99.1	92.7	.1	.1

Income from Continuing Operations	537.2	435.7	92.1	90.5
Income from Discontinued Operations		.3		.3
Net Income	$537.2	$436.0	$92.1	$90.8

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
Net Sales and Revenues
Net sales	$16,065.7	$15,397.6
Finance and interest income	79.3	64.7	$1,629.7	$1,439.8
Other income	293.6	279.1	148.3	114.2
Total	16,438.6	15,741.4	1,778.0	1,554.0

Costs and Expenses
Cost of sales	12,199.4	11,837.8
Research and development expenses	585.4	524.8
Selling, administrative and general expenses	1,583.0	1,433.6	288.7	273.1
Interest expense	131.0	151.2	743.9	628.5
Interest compensation to Financial Services	186.7	184.0
Other operating expenses	102.2	195.0	339.3	261.1
Total	14,787.7	14,326.4	1,371.9	1,162.7

Income of Consolidated Group Before Income Taxes	1,650.9	1,415.0	406.1	391.3
Provision for income taxes	540.7	498.8	139.6	134.8
Income of Consolidated Group	1,110.2	916.2	266.5	256.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	265.1	254.8	.3	.4
Other	24.2	5.6
Total	289.3	260.4	.3	.4

Income from Continuing Operations	1,399.5	1,176.6	266.8	256.9
Income from Discontinued Operations		239.9		239.9
Net Income	$1,399.5	$1,416.5	$266.8	$496.8

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2007	October 31 2006	July 31 2006	July 31 2007	October 31 2006	July 31 2006

Assets
Cash and cash equivalents	$1,482.9	$1,476.7	$982.0	$290.3	$210.8	$303.8
Marketable securities	1,897.7	1,709.0	1,783.6	149.7	107.7	82.1
Receivables from unconsolidated subsidiaries and affiliates	336.4	494.2	772.3	.2	.1	2.1
Trade accounts and notes receivable – net	1,246.0	986.7	1,120.4	3,061.9	2,485.6	3,274.7
Financing receivables – net	5.0	5.3	3.1	14,337.6	13,998.7	13,325.4
Restricted financing receivables – net				2,541.8	2,370.8	2,349.4
Other receivables	421.7	317.9	379.1	96.2	130.4	135.3
Equipment on operating leases – net				1,568.5	1,493.9	1,420.0
Inventories	2,473.7	1,957.3	2,404.3
Property and equipment – net	2,562.3	2,414.0	2,319.7	666.2	349.6	214.5
Investments in unconsolidated subsidiaries and affiliates	2,591.8	2,665.3	2,639.5	5.0	4.6	4.6
Goodwill	1,249.4	1,110.0	1,117.5
Other intangible assets – net	71.9	56.4	51.5
Prepaid pension costs	2,628.9	2,630.3	2,626.5	9.2	12.1	13.2
Other assets	183.7	200.5	197.5	207.2	265.1	280.2
Deferred income taxes	788.8	681.5	733.3	35.3	10.6	8.5
Deferred charges	109.4	105.6	115.5	32.9	33.2	34.9
Total Assets	$18,049.6	$16,810.7	$17,245.8	$23,002.0	$21,473.2	$21,448.7
Liabilities and Stockholders’ Equity
Short-term borrowings	$215.6	$282.5	$274.6	$9,964.0	$7,838.6	$7,825.6
Payables to unconsolidated subsidiaries and affiliates	120.9	31.0	188.4	313.9	472.2	742.8
Accounts payable and accrued expenses	4,769.2	4,115.2	4,321.9	889.8	803.1	832.8
Accrued taxes	236.2	137.9	217.2	38.2	14.6	43.0
Deferred income taxes	36.7	16.8	17.1	163.4	158.0	163.5
Long-term borrowings	1,952.9	1,969.5	1,956.9	9,143.3	9,614.5	9,283.4
Retirement benefit accruals and other liabilities	2,657.0	2,766.6	2,700.4	32.5	26.3	25.7
Total liabilities	9,988.5	9,319.5	9,676.5	20,545.1	18,927.3	18,916.8
Common stock, $1 par value (issued shares at July 31, 2007 — 268,215,602)	2,463.0	2,212.0	2,190.1	1,077.4	1,014.1	996.1
Common stock in treasury	(3,638.3)	(2,673.4)	(2,349.3)
Unamortized restricted stock compensation	(7.6)	(8.5)	(10.5)
Retained earnings	8,988.1	7,886.8	7,697.5	1,254.6	1,453.2	1,455.8
Total	7,805.2	7,416.9	7,527.8	2,332.0	2,467.3	2,451.9
Accumulated other comprehensive income	255.9	74.3	41.5	124.9	78.6	80.0
Stockholders’ equity	8,061.1	7,491.2	7,569.3	2,456.9	2,545.9	2,531.9
Total Liabilities and Stockholders’ Equity	$18,049.6	$16,810.7	$17,245.8	$23,002.0	$21,473.2	$21,448.7

*                    Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2007 and 2006

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006

Cash Flows from Operating Activities
Net income	$1,399.5	$1,416.5	$266.8	$496.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	3.2	10.2	45.0	25.8
Provision for depreciation and amortization	325.5	300.2	272.1	237.4
Gain on the sale of a business		(356.0)		(356.0)
Undistributed earnings of unconsolidated subsidiaries and affiliates	186.6	(259.7)	(.3)	(.3)
Provision (credit) for deferred income taxes	(61.1)	(9.7)	(22.8)	1.6
Changes in assets and liabilities:
Receivables	(306.4)	(244.8)	9.3	(1.9)
Inventories	(273.3)	(251.2)
Accounts payable and accrued expenses	412.7	326.8	63.8	158.2
Accrued income taxes payable/receivable	123.8	56.0	21.9	13.5
Retirement benefit accruals/prepaid pension costs	(141.4)	(497.3)	8.5	(5.8)
Other	141.3	77.8	(67.6)	17.6
Net cash provided by operating activities	1,810.4	568.8	596.7	586.9
Cash Flows from Investing Activities
Collections of receivables			22,199.7	21,660.7
Proceeds from sales of financing receivables			155.2	88.0
Proceeds from maturities and sales of marketable securities	1,730.6	2,412.8	2.8	104.4
Proceeds from sales of equipment on operating leases			268.4	219.2
Proceeds from sales of businesses, net of cash sold		439.1
Cost of receivables acquired			(23,028.5)	(23,581.1)
Purchases of marketable securities	(1,907.5)	(2,040.1)	(45.5)	(93.9)
Purchases of property and equipment	(396.9)	(342.7)	(315.9)	(157.6)
Cost of equipment on operating leases acquired			(573.9)	(535.0)
Acquisitions of businesses, net of cash acquired	(144.9)	(54.1)
Other	(93.2)	49.9	105.7	(83.0)
Net cash provided by (used for) investing activities	(811.9)	464.9	(1,232.0)	(2,378.3)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(111.1)	(145.1)	1,141.5	985.4
Change in intercompany receivables/payables	162.2	(444.2)	(162.2)	264.6
Proceeds from long-term borrowings			2,373.2	2,182.5
Payments of long-term borrowings	(7.1)	(781.1)	(2,236.4)	(1,657.4)
Proceeds from issuance of common stock	246.4	304.2
Repurchases of common stock	(1,117.0)	(955.0)
Dividends paid	(288.4)	(257.4)	(465.5)	(17.3)
Excess tax benefits from share-based compensation	76.7	79.4
Other	(1.2)	(10.0)	53.6	22.8
Net cash provided by (used for) financing activities	(1,039.5)	(2,209.2)	704.2	1,780.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	47.2	33.9	10.6	.4

Net Increase (Decrease) in Cash and Cash Equivalents	6.2	(1,141.6)	79.5	(10.4)
Cash and Cash Equivalents at Beginning of Period	1,476.7	2,123.6	210.8	314.2
Cash and Cash Equivalents at End of Period	$1,482.9	$982.0	$290.3	$303.8

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

Global farm conditions remain positive, driven by growing economic prosperity, relatively high commodity prices and robust demand for renewable fuels.  Agricultural equipment industry sales in the U.S. & Canada are forecast to be up about 5 percent for the year, while industry sales in Western Europe are forecast to be up about 2 percent for the year.  Markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are experiencing higher sales as a result of increased demand for productive farm machinery.  Industry sales in South America for the year are expected to be up by about 30 percent, primarily as a result of improved conditions in Brazil.  Industry sales in Australia are expected to be down 20 to 25 percent largely as a result of extreme drought conditions earlier in the year.  The Company’s agricultural equipment sales were up 16 percent for the third quarter of 2007, up 14 percent for the first nine months and are forecast to increase about 16 percent for the year, including about 3 percent from currency impact.  The Company’s commercial and consumer equipment sales increased 15 percent for the third quarter of 2007 and were up 6 percent for the first nine months.  For the year, these sales are expected to be up about 11 percent, including about $350 million of sales from LESCO, Inc. (LESCO), which was acquired in May 2007 (see Note 16).  Construction and forestry markets in the U.S. are expected to remain under pressure.  The Company’s construction and forestry sales decreased 20 percent in the third quarter of 2007, 13 percent for the first nine months and are forecast to decrease about 12 percent for the year.  The Company’s credit operations are expected to report net income of approximately $355 million for the year, reflecting growth in the credit portfolio.

Items of concern include the price of raw materials, which have an impact on the results of the Company’s equipment operations.  The impacts of inflation and sub-prime credit issues, which could affect interest rates and the housing market, are also a concern.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines.  Potential changes in government sponsored farmer financing programs and supplier constraints in Brazil are a concern, as is uncertainty over the direction of U.S. farm legislation.  In addition, last year’s breakdown of the Doha round of World Trade Organization talks adds uncertainty about the direction of global trade and potential effects on the Company’s customers.

The Company believes that with the support of improving conditions across the global farm sector, it will be able to continue to grow its business.  Advanced new products and services are helping expand the Company’s market presence in many parts of the world.  At the same time, the Company’s focus on asset management is serving this growing customer base while maintaining efficient inventory levels.

2007 Compared with 2006

Deere & Company’s net income for the third quarter was $537.2 million, or $2.37 per share, compared with $436.0 million, or $1.85 per share, for the same period last year.  Income from continuing operations was $537.2 million, or $2.37 per share, for the third quarter, compared to $435.7 million, or $1.85 per share, last year.

For the first nine months, net income was $1,400 million, or $6.12 per share, compared with $1,416 million, or $5.96 per share, last year.  Nine-month net income from continuing operations was $1,400 million, or $6.12 per share, compared with $1,177 million, or $4.95 per share, last year.

Income from discontinued operations was $.3 million for the third quarter last year and $239.9 million for the first nine months of 2006, related primarily to the gain on the sale of the Company’s health care operations in February of last year.  Income from continuing operations for the first nine months last year included an after-tax charge of $44.2 million related to the completion of a cash tender offer to repurchase outstanding debt securities.

Worldwide net sales and revenues increased 6 percent to $6,634 million for the third quarter of 2007, compared with $6,267 million a year ago, and increased 5 percent to $17,941 million for the first nine months, compared with $17,030 million last year.  Net sales of the Equipment Operations increased 5 percent to $5,985 million for the third quarter and 4 percent to $16,066 million for the first nine months, compared with $5,677 million and $15,398 million for the respective periods last year.  This included positive effects for currency translation and price changes of 5 percent for the third quarter and 4 percent for the first nine months.  Net sales in the U.S. and Canada decreased 5 percent for the third quarter and 4 percent for the first nine months.  Net sales outside the U.S. and Canada increased 30 percent for the third quarter and 25 percent for the first nine months, which included a positive currency translation effect of 6 percent and 7 percent, respectively.

The Company’s Equipment Operations reported operating profit of $708 million for the third quarter and $1,807 million for the first nine months of 2007, compared with $583 million and $1,630 million for the same periods last year.  Higher operating profit for the third quarter and first nine months was primarily the result of improved price realization and, for the quarter, the favorable impact of higher agricultural equipment production volumes.  Increased raw material costs and higher selling and administrative expenses partially offset the improvement in both the third quarter and first nine months.  The Equipment Operations had net income of $438.1 million for the third quarter and $1,110 million for the first nine months, compared with $343.0 million and $916.2 million for the same periods last year.  The same factors mentioned above, as well as the previously mentioned expense related to the repurchase of outstanding debt securities in the first nine months last year and lower effective tax rates in both periods this year affected these results.

The Company’s ongoing emphasis on rigorous asset management is continuing to produce positive results.  Trade receivables and inventories at the end of the third quarter were $6,227 million, or 30 percent of the last 12 months’ net sales, compared with $6,264 million, or 32 percent of net sales for the same period a year ago.

Business Segment Results

•                         Agricultural Equipment.  Segment sales increased 16 percent for the third quarter and 14 percent for the first nine months of 2007 due to higher volumes, improved price realization and the favorable effects of currency translation.  Operating profit was $431 million for the third quarter and $1,055 million for the first nine months, compared with $249 million and $739 million for the respective periods last year.  Operating profit for the third quarter was higher mainly due to higher sales and production volumes and improved price realization, partially offset by higher raw material costs and research and development expenses.  Operating profit was higher for the nine months primarily due to improved price realization and higher sales volumes, partially offset by higher selling and administrative expenses attributable in large part to growth initiatives and currency translation.  Also affecting nine-month profit were increased raw material costs and higher research and development expenses.

•                         Commercial and Consumer Equipment.  Segment sales increased 15 percent for the third quarter and 6 percent for the first nine months of 2007, compared with the prior year, which included 11 percent in the third quarter and 4 percent year to date from the LESCO operations.  Sales increased primarily due to the LESCO volumes and improved price realization.  Operating profit was $127 million for the third quarter and $315 million for the first nine months, compared with $78 million and $225 million for the respective periods last year.  For both periods, the operating profit increase was primarily due to improved price realization.  The impact of higher sales volumes, largely associated with LESCO operations, was mainly offset by higher selling and administrative expenses attributable to LESCO.

•                         Construction and Forestry.  Segment sales declined 20 percent for the third quarter and 13 percent for the first nine months of this year.  Operating profit was $150 million for the third quarter and $437 million for the first nine months, compared with $256 million and $666 million for the respective periods last year.  Lower operating profit for both periods was primarily due to lower sales and production volumes and higher raw material costs, partially offset by positive price realization.  Last year’s results included expenses related to the closure of a Canadian forestry equipment facility.

•                         Credit.  The credit segment had an operating profit of $141 million for the third quarter and $404 million for the first nine months, compared with $135 million and $388 million in the same periods last year.  The improvement for both periods was primarily due to growth in the credit portfolio, partially offset for the nine months by a higher provision for credit losses and increased selling and administrative expenses.  Total revenues of the credit operations, including intercompany revenues, increased 10 percent to $608 million in the current quarter from $552 million in the third quarter of 2006 and 14 percent in the first nine months to $1,731 million this year from $1,520 million last year.  The average balance of receivables and leases financed was 6 percent higher in the third quarter and 9 percent higher in the first nine months of 2007, compared with the same periods last year.  Interest expense increased 12 percent in the current quarter and 18 percent in the first nine months of 2007, compared with last year, as a result of higher average borrowings and borrowing rates in both periods.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.55 to 1 for both the third quarter and first nine months this year, compared with 1.61 to 1 and 1.64 to 1 for the respective periods last year.

The cost of sales to net sales ratio for both the third quarter and first nine months of 2007 was 75.9 percent, compared to 77.5 percent and 76.9 percent in the third quarter and first nine months last year, respectively.  The decreases were primarily due to improved price realization, partially offset by increased raw material costs.

Finance and interest income, and interest expense increased in both periods this year due to growth in the credit operations portfolio and higher financing rates.  Other income increased in both periods primarily due to higher crop insurance commissions, as well as increased gains on sales of property and equipment in the first nine months this year.  Research and development expenses increased in both periods primarily as a result of increased spending in support of new products and the effect of currency translation.  Selling, administrative and general expenses increased in both periods primarily due to growth and the effect of currency translation, as well as the provision for credit losses in the first nine months this year.  Other operating expenses were comparable in the third quarter, but lower in the first nine months primarily as a result of the expense related to the repurchase of outstanding notes last year.  Equity in income of unconsolidated affiliates increased in both periods primarily due to the increase in net income of the Deere-Hitachi Construction Machinery Corporation, a 50 percent owned joint venture.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by about 16 percent for the fourth quarter and 7 percent for fiscal year 2007, compared to the same periods last year.  Included in the fourth quarter forecast is about 5 percent due to sales made by LESCO and 3 percent from currency translation.  Net income is forecast to be about $1,700 million for the year.

•                         Agricultural Equipment.  Global farm conditions remain positive, driven by growing economic prosperity, relatively high commodity prices, and robust demand for renewable fuels.  Ethanol, biodiesel, wind energy and other renewable energy sources are continuing to receive strong support throughout the world from government policies and legislative actions.  Consistent with the Company’s earlier expectations, retail activity in the U.S. and Canada has continued to gain momentum as the year has progressed.  Industry sales for the region are forecast to be up about 5 percent for the year, led by increases in high horsepower tractors.

European markets are benefiting from solid farm fundamentals, though difficult weather conditions have had a moderating impact on machinery demand.  Industry sales in Western Europe are forecast to be up about 2 percent for the year.  Markets in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, are experiencing higher sales as a result of increased demand for productive farm machinery.  Conditions in South America have continued to improve with industry sales for the year expected to be up by about 30 percent.  The Brazilian market is receiving support from higher commodity prices and a proposed resolution of issues concerning government backed FINAME financing of farm machinery.  Industry sales in Australia are expected to be down 20 to 25 percent largely as a result of extreme drought conditions earlier in the year.  Based on these factors and market conditions, worldwide sales of the Company’s agricultural equipment are forecast to increase by about 16 percent for fiscal year 2007, including about 3 percent from currency impact.

•                         Commercial and Consumer Equipment.  The Company’s commercial and consumer equipment sales are projected to be up about 11 percent for the year, including about $350 million of sales from LESCO.  Segment sales are continuing to benefit from new lines of residential zero-turn radius mowers, utility vehicles, and compact tractors, among other products.

•                         Construction and Forestry.  U.S. markets for construction and forestry equipment remain under pressure.  Although nonresidential spending is growing, housing construction has experienced a significant downturn.  Further, sales to the independent rental channel are expected to be well below last year’s levels.  In forestry equipment, sales have declined substantially in the U.S., but increased in Europe and other areas.  In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 12 percent for the year.

•                         Credit.  Net income in 2007 for the Company’s credit operations is forecast to be approximately $355 million.  The improvement is being driven by growth in the credit portfolio, partially offset by increased selling and administrative expenses in support of the segment’s growth initiatives and a higher provision for credit losses.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment, the many interrelated factors that affect farmers’ confidence.  These factors  include worldwide demand for agricultural products, world grain stocks, weather conditions (including drought in Australia and difficult weather conditions in Western Europe), soil conditions, harvest yields, prices for commodities and livestock, crop production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from farm economic conditions in Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease, and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather conditions, general economic conditions, customer profitability, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, and spending by municipalities and golf courses.

The number of housing starts, interest rates and consumer spending patterns are especially important to sales of the Company’s construction equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in and the political and social stability of the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather or natural disasters; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; the effects of, or response to, terrorism; and legislation affecting the sectors in which the Company operates.  The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses, and common stock issuances and repurchases.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2007 were $1,285 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable, which were partially offset by a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals.  Cash outflows from investing activities were $1,324 million in the first nine months of this year, primarily due to purchases of property and equipment of $713 million, the cost of financing receivables and equipment on operating leases acquired exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $401 million, the cost of marketable securities exceeding proceeds from maturities and sales of marketable securities by $220 million and acquisitions of businesses for $145 million.  Cash inflows from financing activities were $67 million in the first nine months of 2007, primarily due to an increase in borrowings of $1,160 million, proceeds from issuance of common stock of $246 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $77 million, which were mostly offset by repurchases of common stock of $1,117 million and dividends paid of $288 million.  Cash and cash equivalents also increased $86 million during the first nine months.

Negative cash flows from consolidated operating activities in the first nine months of 2006 were $338 million.  This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, and an increase in accounts payable and accrued expenses.  Cash outflows from investing activities were $414 million in the first nine months of 2006, primarily due to the cost of financing receivables and equipment on operating leases acquired exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $733 million and purchases of property and equipment of $500 million, which were partially offset by proceeds from sales of businesses of $439 million and the proceeds from maturities and sales of marketable securities exceeding the cost of these securities by $383 million.  Cash outflows from financing activities were $254 million in the first nine months of last year, primarily due to the repurchases of common stock of $955 million and dividends paid of $257 million, which were partially offset by an increase in borrowings of $584 million and proceeds from issuance of common stock of $304 million (resulting from the exercise of stock options).  Cash and cash equivalents also decreased $972 million in the first nine months of 2006.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that are available, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2007, October 31, 2006 and July 31, 2006 was approximately $3.5 billion, $2.6 billion and $2.2 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.8 billion, $3.5 billion and $3.2 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation).  Worldwide lines of credit totaled $3,820 million at July 31, 2007, $270 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2007 was the long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2007 was $6,638 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,327 million at July 31, 2007.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Marketable securities increased by $231 million during the first nine months of 2007 and $182 million during the past 12 months.

Trade accounts and notes receivable result mainly from sales to dealers of equipment that is being carried in their inventories.  Trade receivables increased $716 million during the first nine months of 2007 primarily due to a seasonal increase and the effects of currency translation.  These receivables decreased $106 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 18 percent at July 31, 2007, compared to 15 percent at October 31, 2006 and 19 percent at July 31, 2006.  Agricultural equipment trade receivables increased $57 million, commercial and consumer equipment receivables decreased $24 million and construction and forestry receivables decreased $139 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 4 percent, 3 percent and 3 percent at July 31, 2007, October 31, 2006 and July 31, 2006, respectively.

Stockholders’ equity was $8,061 million at July 31, 2007, compared with $7,491 million at October 31, 2006 and $7,569 million at July 31, 2006.  The increase of $570 million during the first nine months of 2007 resulted primarily from net income of $1,400 million, an increase in capital stock of $251 million and a change in the cumulative translation adjustment of $181 million, which was partially offset by an increase in treasury stock of $965 million and dividends declared of $298 million.

The cash flows from discontinued operations in the first nine months of last year included in the consolidated cash flows were not material except for the cash inflow from the sale of the health care operations (net of cash sold) of approximately $440 million included in the proceeds from sales of businesses.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2007 were $1,810 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows for an increase in trade receivables and inventories, and a decrease in retirement benefit accruals.

In the first nine months of 2006, cash flows from operating activities of $569 million resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable.  Partially offsetting these operating cash flows were a decrease in the retirement benefit accruals, and increases in inventories and trade receivables.

Trade receivables held by the Equipment Operations increased $259 million during the first nine months and $126 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories increased by $516 million during the first nine months, primarily reflecting a seasonal increase, the acquisition of LESCO and the effects of currency translation.  Inventories increased $69 million, compared to a year ago, primarily due to the acquisition and the effects of currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 23 percent at July 31, 2007, compared to 20 percent at October 31, 2006 and 23 percent at July 31, 2006.

Total interest-bearing debt of the Equipment Operations was $2,169 million at July 31, 2007, compared with $2,252 million at the end of fiscal year 2006 and $2,232 million at July 31, 2006.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 21 percent, 23 percent and 23 percent at July 31, 2007, October 31, 2006 and July 31, 2006, respectively.

Purchases of property and equipment for the Equipment Operations in the first nine months of 2007 were $397 million, compared with $343 million in the same period last year.  Capital expenditures for the Equipment Operations in 2007 are expected to be approximately $600 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2007, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $597 million in the first nine months.  Cash provided by financing activities totaled $704 million in the first nine months, resulting primarily from an increase in external borrowings of $1,278 million, partially offset by dividends paid to Deere & Company of $466 million and a decrease in payables to the Equipment Operations of $162 million.  Cash used by investing activities totaled $1,232 million in the first nine months, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $1,134 million.  Cash and cash equivalents also increased $80 million.

During the first nine months of 2006, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $587 million in the first nine months last year.  Cash provided by financing activities totaled $1,781 million in the first nine months, resulting primarily from an increase in external borrowings of $1,511 million and an increase in payables to the Equipment Operations of $265 million.  Cash used by investing activities totaled $2,378 million in the first nine months, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $2,236 million.  Cash and cash equivalents also decreased $10 million.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $1,161 million during the fist nine months of 2007 and $1,140 million during the past 12 months.  Total acquisitions of receivables and leases were 2 percent lower in the first nine months of 2007, compared with the same period last year.  Acquisition volumes of leases, revolving charge accounts, operating loans and retail notes were all higher, while wholesale notes and trade receivables were lower in the first nine months of 2007, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $22,233 million at July 31, 2007, compared with $21,547 million at October 31, 2006 and $21,689 million at July 31, 2006.  At July 31, 2007, the unpaid balance of all receivables previously sold was $723 million, compared with $1,197 million at October 31, 2006 and $1,319 million at July 31, 2006.

Total external interest-bearing debt of the credit operations was $19,107 million at July 31, 2007, compared with $17,453 million at the end of fiscal year 2006 and $17,109 million at July 31, 2006.  Included in this debt are secured borrowings of $2,581 million, $2,403 million and $2,365 million for the same periods.  Total external borrowings increased during the first nine months of 2007 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 8.0 to 1 at July 31, 2007, compared with 7.1 to 1 at October 31, 2006 and 7.1 to 1 at July 31, 2006.

The credit operations utilize a revolving multi-bank conduit facility to securitize floating rate retail notes (see Note 6).  This facility has the capacity, or “purchase limit,” of up to $1.75 billion in secured financings or sales outstanding at any time.  This facility has no final maturity date.  Instead, upon the credit operations’ request each bank conduit may elect to renew its commitment on an annual basis.  If this facility is not renewed, the credit operations would liquidate the securitizations as the payments on these retail notes are collected.  At July 31, 2007, $1,002 million was outstanding under the facility of which $738 million was recorded on the balance sheet as secured borrowings.

During the first nine months of 2007, the credit operations issued $2,373 million and retired $2,236 million of long-term borrowings, which were primarily medium-term notes.

Purchases of property and equipment for Financial Services in the first nine months of 2007 were $316 million, compared with $158 million in the same period last year, primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2007 are expected to be approximately $500 million also primarily related to the wind energy entities.

Company Dividend and Stock Split

The Board of Directors at its meeting on August 29, 2007 announced its intention to declare a two-for-one split of the Company’s common stock, pending shareholder approval at a special meeting.  The meeting is expected to be held on November 14, 2007.  The stock split would be implemented in the form of a stock dividend of one additional share for each share outstanding.  The Board also increased the quarterly dividend to $.50 per share, from the previous level of $.44 per share, payable November 1, 2007 to stockholders of record on September 28, 2007.  The increased dividend is on a pre-split basis.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2007 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	671	$116.18	671	23.9
Jun 1 to Jun 30	1,611	119.65	1,611	22.3
Jul 1 to Jul 31	2,009	125.10	2,009	20.3
Total	4,291		4,291

(1)             During the third quarter of 2007, the Company had two active share repurchase plans. The first one was announced in November 2005 to purchase up to 26 million shares of the Company’s common stock. There were .3 million shares remaining to be purchased under this plan at July 31, 2007. The second plan was announced in May 2007 to purchase up to 20 million additional shares of the Company’s common stock after the previous 26 million share plan was completed.

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

DEERE & COMPANY

Date:	August 31, 2007	By:	/s/ M. J. Mack, Jr.
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