Form 10-K
period 2007-10-31
DEERE & CO
filed 2007-12-20
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2007 was  $24,526,714,528. At November 30, 2007, 438,054,326 shares of common stock (adjusted for stock split), $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 27, 2008 are incorporated by reference in Part III.

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

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses — including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape and nursery products; irrigation equipment; and other outdoor power products.

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

Market Conditions and Outlook

Company equipment sales are projected to increase by about 12 percent for the full year 2008 and to be up approximately 25 percent for the first quarter of 2008. The operations of LESCO, Inc. (LESCO), a supplier of landscape products acquired by John Deere in May 2007, are expected to account for about 2 percentage points of the sales increase for the year and 3 points in the first quarter. The Company’s net income is forecast to be about $2.1 billion for 2008 and about $325 million for the first quarter.

Agricultural Equipment. Driven by continuing strength in the farm sector, worldwide sales of John Deere agricultural equipment are expected to increase by about 17 percent for fiscal year 2008. Included in the segment’s sales forecast is one percentage point for currency translation and one point related to the acquisition of Ningbo Benye Tractor & Automobile Manufacturing Co., Ltd., a Chinese-based tractor manufacturer purchased by the Company in the fourth quarter of 2007.

Worldwide farm conditions remain quite positive, benefiting from growing economic prosperity, healthy commodity prices and demand for renewable fuels. Relative to consumption, global grain stocks such as wheat and corn are continuing to run at or near thirty-year lows. The Company’s sales are expected to receive further support from the planned introduction of a number of advanced new products globally.

On an industry basis, sales of farm machinery in the U.S. and Canada are forecast to be up 10 to 15 percent for the year, due in part to a substantial jump in farm cash receipts. Large tractors and combines are expected to pace the sales improvement, while demand for cotton pickers is expected to be lower. Industry sales in Western Europe are forecast to be flat to up slightly for the year with greater increases expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia. These latter areas are expected to continue experiencing strong growth due to rising demand for productive farm machinery. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by 10 to 15 percent. Farm machinery demand in Brazil, while receiving support from strong commodity prices, may be tempered by uncertainties over the status of government-backed financing programs. The Company anticipates its sales will be helped by an expanded product line and additional production capacity associated with the opening of a new tractor manufacturing facility in Montenegro, Brazil.

Commercial & Consumer Equipment. The Company’s commercial and consumer equipment sales are projected to be up about 10 percent for the year, including about 8 percentage points from a full year of LESCO sales. Segment sales, in addition, are expected to benefit from new products, such as an expanded line of innovative commercial mowing equipment. Given the nature of the Company’s commercial and consumer businesses, sales tend to have a high degree of sensitivity to weather patterns. Sales of residential equipment are also affected by U.S. housing markets.

Construction & Forestry. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2008 due in large part to a continuing slump in housing starts. Non-residential construction is expected to remain flat at last year’s relatively strong levels. Pressure on the U.S. housing market is expected to contribute to lower worldwide sales of forestry equipment in 2008, though sales in Europe are forecast to remain at strong levels. Despite this generally weak environment, the Company’s sales are expected to benefit from new products and a return to factory production levels in closer alignment with retail demand. Last year, the Company made a significant reduction in construction and forestry inventories, which restrained production. In addition, the Company’s sales to the independent rental channel, which saw a large decline in 2007, are expected to be flat in the coming year. For 2008, the Company’s worldwide sales of construction and forestry equipment are forecast to be approximately equal to the prior year.

Credit.  Fiscal year 2008 net income for the Company’s credit operations is forecast to be approximately $375 million, with the improvement driven by growth in the credit portfolio.

2007 Consolidated Results Compared with 2006

Worldwide net income in 2007 was $1,822 million, or $4.00 per share diluted ($4.05 basic), compared with $1,694 million, or $3.59 per share diluted ($3.63 basic), in 2006. Income from continuing operations, which excludes the Company’s discontinued health care business (see Note 2), was also $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007, compared with $1,453 million, or $3.08 per share diluted ($3.11 basic) in 2006. Net sales and revenues from continuing operations increased 9 percent to $24,082 million in 2007, compared with $22,148 million in 2006. Net sales of the Equipment Operations increased 8 percent in 2007 to $21,489 million from $19,884 million last year. This included a positive effect for currency translation and price changes of 5 percent. Net sales in the U.S. and Canada were flat in 2007. Net sales outside the U.S. and Canada increased by 27 percent, which included a positive effect of 7 percent for currency translation. All per share information reflects a two-for-one stock split effective November 26, 2007 (see Note 1 to Consolidated Financial Statements).

Worldwide Equipment Operations had an operating profit of $2,318 million in 2007, compared with $1,905 million in 2006. Higher operating profit was primarily due to improved price realization and higher sales and production volumes. Partially offsetting these factors were higher selling, administrative and general expenses, increased raw material costs and higher research and development costs.

The Equipment Operations’ net income was $1,429 million in 2007, compared with $1,089 million in 2006. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities last year and lower effective tax rates this year affected these results.

Net income of the Company’s Financial Services operations in 2007 decreased to $364 million, compared with $584 million in 2006, primarily due to the sale of the health care operations last year. Income from the Financial Services continuing operations in 2007 was also $364 million, compared with $344 million in 2006. The increase was primarily a result of growth in the credit portfolio, partially offset by increased selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the discussion of the “Credit Operations.”

Income from discontinued operations was $241 million in 2006, or $.51 per share diluted ($.52 basic), primarily due to the sale of the health care operations last year.

The cost of sales to net sales ratio for 2007 was 75.6 percent, compared with 77.3 percent last year. The decrease was primarily due to improved price realization and higher sales and production volumes, partially offset by higher raw material costs.

Finance and interest income, and interest expense increased this year primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased this year primarily from increased service revenues. Research and development costs increased this year due to increased spending in support of new products and the effect of currency translation. Selling, administrative and general expenses increased primarily due to growth and the effect of currency translation. Other operating expenses were higher primarily as a result of increased cost of services, higher depreciation expense on operating lease equipment and the effect of currency translation, partially offset by the expense related to the repurchase of outstanding notes last year (see Note 3).

The Company has several defined benefit pension plans and defined benefit health care and life insurance plans. The Company’s postretirement benefit costs for these plans in 2007 were $415 million, compared with $447 million in 2006. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.3 percent in 2007 and 8.4 percent in 2006, or $838 million in 2007, compared with $795 million in 2006. The actual return was a gain of $1,503 million in 2007, compared with a gain of $1,364 million in 2006. In 2008, the expected return will be approximately 8.2 percent. The Company expects postretirement benefit costs in 2008 to be lower, compared with 2007, primarily due to lower amortizations of actuarial losses. The Company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the Company’s liquidity and ability to make tax-deductible contributions. Total Company contributions to the plans were $646 million in 2007 and $866 million in 2006, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $520 million in 2007 and $760 million in 2006. Total Company contributions in 2008 are expected to be approximately $428 million, including voluntary contributions to plan assets of approximately $300 million. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

Additional information on 2007 results is presented on pages 15 - 17.

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

Innovations to machinery and technology also influence buying. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. The Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use and to gather information.

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

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The agricultural equipment segment incurs substantial seasonal variation in cash flows to finance production and inventory of equipment. The agricultural equipment segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In the United States and Canada, used equipment trade-ins, of which there are typically several transactions for every new combine and cotton harvesting equipment sale, are supported with a fixed pool of funds available to dealers which are then responsible for all associated inventory and sale costs.

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

Commercial and Consumer Equipment

The John Deere commercial and consumer segment includes lawn and garden tractors, compact utility tractors, residential and commercial zero-turn radius mowers, front mowers, utility vehicles, and golf and turf equipment. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of these commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions. To increase asset turnover and reduce the average level of field inventories through the year the production and shipment schedules of the Company’s product lines closely correspond to the seasonal pattern of retail sales.

The Company manufactures and sells walk-behind mowers in Europe under the SABO brand as well as the John Deere brand. The division also builds products for sale by mass retailers. Since 1999, the Company has built products for sale through The Home Depot. In 2006, the Company began selling products through Lowe’s as well.

John Deere Landscapes, Inc., a unit of the segment, distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. In 2007, John Deere acquired LESCO, Inc., expanding its customer base for these products.

In addition to the equipment manufactured by the Commercial and Consumer segment, John Deere purchases certain products from other manufacturers for resale.

Seasonality. Retail demand for the segment’s equipment normally is higher in the second and third quarters. The division is pursuing a strategy of building and shipping as close to retail demand as possible. Consequently, production, shipping and retail sales normally will be proportionately higher in the second and third quarters of each year.

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

Today, this segment provides sizes of equipment that compete for over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. This segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under the Deere, Timberjack and Waratah brand names. In addition to the equipment manufactured by the Construction and Forestry segment, John Deere purchases certain products from other manufacturers for resale.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

The Company and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada. The Company also distributes Hitachi brands of construction and mining equipment in North, Central and South America. The Company also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Finland and New Zealand are distributed by Hitachi in certain Asian markets.

The division has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

The Company also owns Nortrax, Inc., Nortrax Investments, Inc. and Ontrac Equipment Services, Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $817 million or 3.8 percent of net sales of equipment in 2007, $726 million or 3.7 percent in 2006, and $677 million or 3.5 percent in 2005.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 18 factory locations and lease and operate another four locations, which contain approximately 27.4 million square feet of floor space. Of these 22 factories, 13 are devoted primarily to agricultural equipment, four to commercial and consumer equipment, two to construction and forestry equipment, and one engine and two hydraulic and power train component facilities. Outside the United States and Canada, the Equipment Operations own or lease and operate:  agricultural equipment factories in Brazil, China, France, Germany, India, Mexico, the Netherlands and Russia; engine factories in Argentina, France, India and Mexico; a component factory in Spain; a commercial and consumer equipment factory in Germany and forestry equipment factories in Finland and New Zealand. These factories outside the United States and Canada contain approximately 14.8 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada and ventures that manufacture transaxles and transmissions used in certain Commercial and Consumer equipment segment products.

The engine factories referred to above manufacture non-road, heavy duty diesel engines a majority of which are manufactured for the Company’s Equipment Operations; the remaining engines are sold to other regional and global original equipment manufacturers.

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

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. The Company continues to experience raw materials and fuel cost pressures. The Company has offset and expects to continue to offset any increased costs through the above-described cost reduction measures and through pricing. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The agricultural equipment, commercial and consumer equipment and construction and forestry operations’ capital expenditures totaled $575 million in 2007, compared with $481 million in 2006, and $465 million in 2005. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $389 million, $370 million, and $349 million respectively. Capital expenditures for the Equipment Operations in 2008 are currently estimated to be $600 million to $700 million. The 2008 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities and will also relate to the development of new products. Future levels of capital expenditures will depend on business conditions.

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

The sales branches in the United States and Canada market John Deere products at approximately 2,984 dealer locations, most of which are independently owned. Of these, approximately 1,581 sell agricultural equipment, while 510 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 510 locations. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 717 commercial and consumer equipment dealers, many of which also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

John Deere Landscapes operates its business from 299 branch locations throughout the United States and Canada, along with an additional 358 LESCO locations and 112 “Stores-on-Wheels” acquired in May 2007 with the acquisition of LESCO, Inc.

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 100 countries. Sales branches are located in Argentina, Australia, Brazil, Germany, France, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Turkey, the United Kingdom and Uruguay. Export sales branches are located in Europe and the United States. Associated companies doing business in China also sell agricultural equipment. Commercial and consumer equipment sales outside the United States and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Singapore and Finland. Some of these dealers are independently owned while the Company owns others.

John Deere engines are marketed worldwide through five sales branches to large original equipment manufacturers and independently owned engine distributors.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise primarily from sales of goods to independent dealers. Most trade receivables originated by the Equipment Operations are purchased by Financial Services. The Equipment Operations compensate Financial Services at market rates of interest for these receivables. Additional information appears in Note 10 to the Consolidated Financial Statements.

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company’s credit subsidiaries (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. Deere & Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer, and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes). In the United States, the Credit Companies also offer certain crop risk mitigation products and invest in wind energy generation.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2007 and 2006, the Capital Corporation’s ratios were 1.54 to 1 and 1.60 to 1, respectively, and never less than 1.54 to 1 and 1.53 to 1 for any fiscal quarter of 2007 and 2006, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement in 2007 or 2006.

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

The Credit Companies also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Capital Expenditures. The Credit Companies’ capital expenditures totaled $450 million in 2007, compared with $292 million in 2006, and $46 million in 2005. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $13 million, $8 million and $5 million respectively. Capital expenditures for the credit operations in 2008 are currently estimated to be $550 million. The increases in capital expenditures since 2004 have related primarily to wind energy generation.

Additional information on the Credit Companies appears on pages 16, 17, and 19.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position or results of operations of the Company. With respect to acquired properties and businesses, the Company cannot be certain that it has identified all adverse environmental conditions. The Company expects that it will acquire additional properties and businesses in the future.

EMPLOYEES

At October 31, 2007, John Deere had approximately 52,000 full-time employees, including approximately 29,800 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 35 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

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

Name, age and office (at December 1, 2007), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Robert W. Lane	58	Chairman, President and Chief Executive Officer	2000	Has held this position for the last five years
Samuel R. Allen	54	President Worldwide Construction & Forestry Division and John Deere Power Systems	2005	2003-2005 President Global Financial Services, John Deere Power Systems and Corporate Human Resources; 2001-2003 Senior Vice President Global Human Resources and Industrial Relations
David C. Everitt	55	President Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing	2006	2001-2006 President Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing
James M. Field	44	President Worldwide Commercial and Consumer Equipment Division	2007	2002-2007 Vice President and Comptroller
James A. Israel	51	President John Deere Credit	2006	2003-2006 Vice President Marketing and Product Support - Europe, Africa and Middle East; 2000-2003 Senior Vice President Worldwide Equipment Lending, John Deere Credit
James R. Jenkins	62	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Michael J. Mack, Jr.	51	Senior Vice President and Chief Financial Officer	2006	2004-2006 Vice President and Treasurer; 2001-2004 Senior Vice President Marketing and Administration, Worldwide Commercial & Consumer Equipment Division
H. J. Markley	57	Executive Vice President Deere & Company, Worldwide Parts Services, Global Supply Management and Logistics, Enterprise Information Technology, and Corporate Communications	2007

2006-2007 President Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing; 2001-2006 President Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing

Markwart von Pentz	44	President Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing	2007

2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East; 2005-2006 Vice President Agricultural Marketing U.S. & Canada; 2003-2005 Director Market Development U.S. & Canada; 1999-2003 General Manager John Deere International GmbH

ITEM 1A.                                           RISK FACTORS.

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

Globalization. The continuing globalization of agricultural businesses may significantly change the dynamics of the Company’s competition, customer base and product offerings. The Company’s efforts to grow its businesses depend to a large extent on its success in developing additional geographic markets.

Economic Condition and Outlook. General economic conditions can affect the demand for the Company’s equipment as well. Negative economic conditions or a negative outlook, for example, can decrease housing starts and other construction and dampen demand for equipment. Weakness in the overall farm economy can have a similar effect on agricultural equipment sales.

Consumer Attitudes. The confidence the Company’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on the Company’s sales. The Company’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is important as well.

Weather. Poor or unusual weather conditions, particularly in the spring, can significantly affect the purchasing decisions of the Company’s customers, particularly the customers of the agricultural and commercial and consumer segments. Sales in the important spring selling season can have a dramatic effect on the commercial and consumer segment’s financial results.

Raw Material Costs. Changes in the availability and price of raw materials (such as steel, rubber and fuel) used in the production of the Company’s equipment could have an effect on its costs of production and, in turn, on the profitability of the business.

Interest Rates and Credit Ratings. If interest rates rise, they could have a dampening effect on overall economic activity and could affect the demand for the Company’s equipment. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company’s credit segment. Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company. Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position. Guidance from rating agencies as to acceptable leverage can affect the Company’s returns as well.

Environmental. Our operations are subject to and affected by environmental, health and safety laws and regulations by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. Violations of such laws or regulations can lead to investigation and remediation costs, significant fines or penalties. In addition, increased requirements of governmental authorities, and claims for damages to property or injury to persons resulting from the environmental, health or safety impacts of our operations or past contamination, could prevent or restrict our operations, require significant expenditures to achieve compliance, involve the imposition of cleanup liens and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, which results in enforcement actions or private claims will not have consequences which result in a material adverse effect on our business, financial condition or results of operations.

The risks identified above should be considered in conjunction with Management’s Discussion and Analysis beginning on page 15, and, specifically, the other risks described in the Safe Harbor Statement on pages 17 and 18. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

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

Deere & Company administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.6 million square feet of floor space and miscellaneous other facilities total 1.0 million square feet.

Overall, the Company owns approximately 48.8 million square feet of facilities and leases approximately 12.3 million additional square feet in various locations.

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

(b)                                Not applicable.

(c)                                  The Company’s purchases of its common stock during the fourth quarter of 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(2) (thousands)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2) (millions)

Aug 1 to Aug 31	2,272	$60.08	1,930	38.6

Sept 1 to Sept 30	1,269	69.89	1,269	37.4

Oct 1 to Oct 31	2,508	74.74	2,508	34.9

Total	6,049		5,707

(1)         During the fourth quarter of 2007, the Company had two active share repurchase plans. The first one was announced in November 2005 to purchase up to 52 million (post stock split) shares of the Company’s common stock. There were .6 million (post stock split) shares purchased under this plan in August 2007. The second plan was announced in May 2007 to purchase up to 40 million (post stock split) additional shares of the Company’s common stock after the previous 52 million (post stock split) share plan was completed.

(2)         Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend. Additional information is in Notes 1 and 23 to the Consolidated Financial Statements.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2007	2006*	2005	2004	2003
For the Year Ended October 31:
Total net sales and revenues	$24,082	$22,148	$21,191	$19,204	$14,856
Income from continuing operations	$1,822	$1,453	$1,414	$1,398	$620
Net income	$1,822	$1,694	$1,447	$1,406	$643
Income per share from continuing operations – basic**	$4.05	$3.11	$2.90	$2.82	$1.29
Income per share from continuing operations – diluted**	$4.00	$3.08	$2.87	$2.76	$1.27
Net income per share – basic**	$4.05	$3.63	$2.97	$2.84	$1.34
Net income per share – diluted**	$4.00	$3.59	$2.94	$2.78	$1.32
Dividends declared per share**	$.91	$.78	$.60 ½	$.53	$.44
At October 31:
Total assets	$38,576	$34,720	$33,637	$28,754	$26,258
Long-term borrowings	$11,798	$11,584	$11,739	$11,090	$10,404

*In 2006, the Company recognized a gain from the sale of discontinued operations (health care operations) of $223 million after-tax, or $.47 per share (past stock split) diluted ($.48 basic). In 2006, the Company also had special charges of $44 million after-tax, or $.09 per share (post stock split), for a tender offer and repurchase of outstanding notes and $28 million after-tax, or $.06 per share (post stock split), related to the closing and restructuring of certain facilities.

**Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend. Additional information is in Notes 1 and 23 to the Consolidated Financial Statements.

ITEM 7.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 15-24.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on pages 24 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.                                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 25-52.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2007, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.                                             OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                                               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement dated January 15, 2008 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11.                                              EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions “Compensation of Directors,” “Compensation Discussion & Analysis,” “Compensation Committee Reports,” and “Executive Compensation Tables” is incorporated herein by reference.

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

(c)                                  Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables – Outstanding Equity Awards at Fiscal 2007 Year-End” is incorporated herein by reference.

(d)                                 Change in control.

None.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the proxy statement under the caption “Certain Business and Related Person Transactions” and the sixth through eighth paragraphs under the caption “Committees” is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page

(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2007, 2006 and 2005	25

	Consolidated Balance Sheet, October 31, 2007 and 2006	26

	Statement of Consolidated Cash Flows for the years ended October 31, 2007, 2006 and 2005	27

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2005, 2006 and 2007	28

	Notes to Consolidated Financial Statements	29

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2007, 2006 and 2005	58

(3)	Exhibits

	See the “Index to Exhibits” on pages 59 - 61 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

OVERVIEW

Organization

The company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The company’s continuing Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation. The health care operations, included in Financial Services, were classified as discontinued operations due to their sale (see Note 2). These operations provided managed health care services for the company and certain outside customers. The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

Trends and Economic Conditions

The company’s businesses are currently affected by the following key trends and economic conditions. Worldwide farm conditions remain positive, benefiting from growing economic prosperity, healthy commodity prices and demand for renewable fuels. Industry sales of farm machinery in the U.S. and Canada in 2008 are expected to be up 10 to 15 percent for the year, while sales in Western Europe are forecast to be flat to up slightly. South American industry sales for 2008 are expected to increase by 10 to 15 percent. The company’s agricultural equipment net sales were up 18 percent for 2007 and are forecast to be up approximately 17 percent in 2008. The company’s commercial and consumer equipment net sales were up 12 percent in 2007, including about 9 percent from LESCO, Inc. (LESCO), which was acquired in May 2007. Commercial and consumer equipment sales are forecast to be up about 10 percent in 2008, including about 8 percent from a full year’s sales from LESCO. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2008 due in large part to a continuing slump in housing starts. The company’s construction and forestry net sales decreased 13 percent in 2007 and are forecast to be approximately flat in 2008. Net income for the company’s credit operations in 2008 is expected to improve to approximately $375 million due to growth in the credit portfolio.

Items of concern include the price of raw materials and certain supply constraints, which have an impact on the results of the company’s equipment operations. The impacts of inflation and sub-prime credit issues, which could affect interest rates and the housing market, are also a concern. Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the company’s major priorities. In this regard, the company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines. Potential changes in government sponsored farmer financing programs and supplier constraints in Brazil are a concern. In addition, there is uncertainty over the direction of U.S. farm legislation.

In 2007, the company benefited from an improving global farm economy, while also experiencing weakening construction, forestry, commercial and consumer sectors primarily as a result of the U.S. housing downturn. As it maintains its focus on cost and asset management, the company believes it has successfully entered new markets, made important acquisitions and expanded its global customer base with advanced lines of products and services. In addition to achieving strong financial performance, the company in 2007 returned $1.9 billion to investors through share repurchases and dividends.

2007 COMPARED WITH 2006

CONSOLIDATED RESULTS

Worldwide net income in 2007 was $1,822 million, or $4.00 per share diluted ($4.05 basic), compared with $1,694 million, or $3.59 per share diluted ($3.63 basic), in 2006. Income from continuing operations, which excludes the company’s discontinued health care business (see Note 2), was also $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007, compared with $1,453 million, or $3.08 per share diluted ($3.11 basic) in 2006. Net sales and revenues from continuing operations increased 9 percent to $24,082 million in 2007, compared with $22,148 million in 2006. Net sales of the Equipment Operations increased 8 percent in 2007 to $21,489 million from $19,884 million last year. This included a positive effect for currency translation and price changes of 5 percent. Net sales in the U.S. and Canada were flat in 2007. Net sales outside the U.S. and Canada increased by 27 percent, which included a positive effect of 7 percent for currency translation. All per share information reflects a two-for-one stock split effective November 26, 2007 (see Note 1).

Worldwide Equipment Operations had an operating profit of $2,318 million in 2007, compared with $1,905 million in 2006. Higher operating profit was primarily due to improved price realization and higher sales and production volumes. Partially offsetting these factors were higher selling, administrative and general expenses, increased raw material costs and higher research and development costs.

The Equipment Operations’ net income was $1,429 million in 2007, compared with $1,089 million in 2006. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities last year and lower effective tax rates this year affected these results.

Net income of the company’s Financial Services operations in 2007 decreased to $364 million, compared with $584 million in 2006, primarily due to the sale of the health care operations last year. Income from the Financial Services continuing operations in 2007 was also $364 million, compared with $344 million in 2006. The increase was primarily a result of growth in the credit portfolio, partially offset by increased selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the following discussion of the credit operations on this page.

Income from discontinued operations was $241 million in 2006, or $.51 per share diluted ($.52 basic), primarily due to the sale of the health care operations last year.

The cost of sales to net sales ratio for 2007 was 75.6 percent, compared with 77.3 percent last year. The decrease was primarily due to improved price realization and higher sales and production volumes, partially offset by higher raw material costs.

Finance and interest income, and interest expense increased this year primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased this year primarily from increased service revenues. Research and development costs increased this year due to increased spending in support of new products and the effect of currency translation. Selling, administrative and general expenses increased primarily due to growth and the effect of currency translation. Other operating expenses were higher primarily as a result of increased cost of services, higher depreciation expense on operating lease equipment and the effect of currency translation, partially offset by the expense related to the repurchase of outstanding notes last year (see Note 3).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2007 were $415 million, compared with $447 million in 2006. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.3 percent in 2007 and 8.4 percent in 2006, or $838 million in 2007, compared with $795 million in 2006. The actual return was a gain of $1,503 million in 2007, compared with a gain of $1,364 million in 2006. In 2008, the expected return will be approximately 8.2 percent. The company expects postretirement benefit costs in 2008 to be lower, compared with 2007, primarily due to lower amortization of actuarial losses. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $646 million in 2007 and $866 million in 2006, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $520 million in 2007 and $760 million in 2006. Total company contributions in 2008 are expected to be approximately $428 million, including voluntary contributions to plan assets of approximately $300 million. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $1,443 million in 2007, compared with $882 million in 2006. Net sales increased 18 percent this year due to higher volumes, the favorable effects of currency translation and improved price realization. The increase in operating profit was primarily due to higher sales and production volumes, and improved price realization, partially offset by higher selling, administrative and general expenses attributable in large part to growth initiatives and currency translation. Also affecting the profit were increased raw material costs and higher research and development costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $304 million in 2007, compared with $221 million in 2006. Net sales increased 12 percent for the year, which included 9 percent from the LESCO operations. The improved operating profit was primarily due to higher sales volumes and improved price realization, partially offset by higher selling, administrative and general expenses largely attributed to the acquisition.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $571 million in 2007, compared with $802 million in 2006. Net sales decreased 13 percent for the year reflecting the downturn in U.S. housing starts. The operating profit was lower primarily due to lower sales and production volumes and higher raw material costs, partially offset by positive price realization. Last year’s results included expenses related to the closure of a Canadian forestry equipment facility (see Note 3).

Worldwide Credit Operations

The operating profit of the credit operations was $548 million in 2007, compared with $520 million in 2006. The increase in operating profit was primarily due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses and a higher provision for credit losses. Total revenues of the credit operations, including intercompany revenues, increased 13 percent in 2007, primarily reflecting the larger portfolio and higher average finance rates. The average balance of receivables and leases financed was 8 percent higher in 2007, compared with 2006. An increase in average borrowings and higher interest rates in 2007 resulted in a 16 percent increase in interest expense, compared with 2006. The credit operations’ ratio of earnings to fixed charges was 1.55 to 1 in 2007, compared with 1.61 to 1 in 2006.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,539 million in 2007, compared with $1,445 million in 2006. The increase was primarily due to improved price realization, partially offset by increased selling, administrative and general expenses, higher raw material costs and higher research and development costs. Net sales were approximately the same in both years due to lower volumes, offset by growth from acquisitions and higher price realization. The physical volume decreased 5 percent excluding acquisitions, compared with 2006.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $779 million in 2007, compared with $460 million in 2006. The increase was primarily due to the effects of higher shipments and production volumes and improved price realization, partially offset by increases in selling, administrative and general expenses, increases in raw material costs and higher research and development costs. Sales increased from higher volumes, the effect of currency translation and improvements in price realization. Net sales increased 27 percent in 2007, while the physical volume increased 17 percent, compared with 2006.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to increase by about 12 percent for the fiscal year and to be up approximately 25 percent for the first quarter of 2008, compared to the same periods in 2007. LESCO operations are expected to account for about 2 percentage points of the sales increase for the year and 3 points in the first quarter. The company’s net income is forecast to be about $2.1 billion for 2008 and about $325 million for the first quarter.

Agricultural Equipment. Driven by continuing strength in the farm sector, worldwide sales of the company’s agricultural equipment are expected to increase by about 17 percent for fiscal year 2008. Included in the segment’s sales forecast is one percentage point for currency translation and one point related to the acquisition of Ningbo Benye Tractor & Automobile Manufacturing Co., Ltd., a Chinese-based tractor manufacturer purchased by the company in the fourth quarter of 2007.

Worldwide farm conditions remain quite positive, benefiting from growing economic prosperity, healthy commodity prices and demand for renewable fuels. Relative to consumption, global grain stocks such as wheat and corn are continuing to run at or near thirty-year lows. The company’s sales are expected to receive further support from the planned introduction of a number of advanced new products globally.

On an industry basis, sales of farm machinery in the U.S. and Canada are forecast to be up 10 to 15 percent for the year, due in part to a substantial jump in farm cash receipts. Large tractors and combines are expected to pace the sales improvement, while demand for cotton pickers is expected to be lower. Industry sales in Western Europe are forecast to be flat to up slightly for the year with greater increases expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia. These latter areas are expected to continue experiencing strong growth due to rising demand for productive farm machinery. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by 10 to 15 percent. Farm machinery demand in Brazil, while receiving support from strong commodity prices, may be tempered by uncertainties over the status of government-backed financing programs. The company anticipates its sales will be helped by an expanded product line and additional production capacity associated with the opening of a new tractor manufacturing facility in Montenegro, Brazil.

Commercial and Consumer Equipment. The company’s commercial and consumer equipment sales are projected to be up about 10 percent for the year, including about 8 percentage points from a full year of LESCO sales. Segment sales, in addition, are expected to benefit from new products, such as an expanded line of innovative commercial mowing equipment. Given the nature of the company’s commercial and consumer businesses, sales tend to have a high degree of sensitivity to weather patterns and U.S. housing markets.

Construction and Forestry. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2008 due in large part to a continuing slump in housing starts. Non-residential construction is expected to remain flat at last year’s relatively strong levels. Pressure on the U.S. housing market is expected to contribute to lower worldwide sales of forestry equipment in 2008, though sales in Europe are forecast to remain at strong levels. Despite this generally weak environment, the company’s sales are expected to benefit from new products and a return to factory production levels in closer alignment with retail demand. Last year, the company made a significant reduction in construction and forestry inventories, which restrained production. In addition, the company’s sales to the independent rental channel, which saw a large decline in 2007, are expected to be flat in the coming year. For 2008, the company’s worldwide sales of construction and forestry equipment are forecast to be approximately equal to the prior year.

Credit. Fiscal year 2008 net income for the company’s credit operations is forecast to be approximately $375 million, with the improvement driven by growth in the credit portfolio.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors include worldwide demand for agricultural products, world grain stocks, weather conditions (including drought in the southeastern U.S.), soil conditions, harvest yields, prices for commodities and livestock, crop production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those that may result from farm economic conditions in Brazil), international reaction to such programs, uncertainties over passage of the U.S. Farm Bill, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including bovine spongiform encephalopathy, commonly known as “mad cow” disease and avian flu), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms). The success of the fall harvest and the prices realized by farmers for their crops especially affect retail sales of agricultural equipment in the winter.

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

All of the company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel and rubber; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain due to weather or natural disasters; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crisis; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; changes in tax rates; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the company operates. The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect company results. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are changes in company declared dividends, acquisitions and divestitures of businesses and common stock issuances and repurchases.

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

2006 COMPARED WITH 2005

CONSOLIDATED RESULTS

Worldwide net income in 2006 was $1,694 million, or $3.59 per share diluted ($3.63 basic), compared with $1,447 million, or $2.94 per share diluted ($2.97 basic), in 2005. Income from continuing operations, which excludes the company’s discontinued health care business (see Note 2), was $1,453 million, or $3.08 per share diluted ($3.11 basic) in 2006, compared to $1,414 million, or $2.87 per share diluted ($2.90 basic) in 2005. Net sales and revenues from continuing operations increased 5 percent to $22,148 million in 2006, compared with $21,191 million in 2005. Net sales of the Equipment Operations increased 2 percent in 2006 to $19,884 million from $19,401 million in 2005. This included a positive effect for price changes of 3 percent. Equipment net sales in the U.S. and Canada increased 3 percent in 2006. Net sales outside the U.S. and Canada increased by 2 percent, which included a negative effect of 1 percent for currency translation.

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

The Equipment Operations’ net income was $1,089 million in 2006, compared with $1,096 million in 2005. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities and higher effective tax rates in 2006 affected these results.

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

Income from discontinued operations was $241 million in 2006, or $.51 per share diluted ($.52 basic), compared with $33 million, or $.07 per share diluted ($.07 basic), in 2005. The increase was primarily due to the previously mentioned sale of the health care operations.

The cost of sales to net sales ratio for 2006 was 77.3 percent, compared with 78.2 percent in 2005. The decrease was primarily due to improved price realization and lower retirement benefit costs, partially offset by higher raw material costs and lower shipping volumes.

Finance and interest income, and interest expense increased in 2006 primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased in 2006 primarily due to investment income from marketable securities, insurance premiums for extended warranties, crop insurance commissions and service income. Research and development costs increased in 2006 due to a large number of new products. Selling, administrative and general expenses increased primarily due to growth, share-based compensation expense and the provision for credit losses. Other operating expenses were higher primarily as a result of the expense related to the repurchase of outstanding notes (see Note 3), extended warranty claims, depreciation related to a higher level of equipment on operating leases, and service expenses.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2006 were $447 million, compared with $538 million in 2005. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.4 percent in 2006 and 8.5 percent in 2005, or $795 million in 2006, compared with $744 million in 2005. The actual return was a gain of $1,364 million in 2006, compared with a gain of $1,057 million in 2005. Total company contributions to the plans were $866 million in 2006 and $859 million in 2005, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to the U.S. plan assets of $739 million in 2006 and $556 million in 2005.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $882 million in 2006, compared with $970 million in 2005. Net sales decreased 3 percent in 2006 due to lower shipments, partially offset by improved price realization. The decrease in operating profit was primarily due to the impact of lower shipments and production volumes, as well as higher selling and administrative expenses and research and development costs. Partially offsetting these factors were improved price realization and lower retirement benefit costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $221 million in 2006, compared with $183 million in 2005. Net sales increased 8 percent in 2006, primarily due to higher sales in the landscapes operations. The improved operating profit was primarily due to the improved profitability of the landscapes operations and lower retirement benefit costs.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $802 million in 2006, compared with $689 million in 2005. Net sales increased 10 percent in 2006, reflecting strong activity at the retail level. The operating profit improvement was primarily due to improved price realization, margin on increased shipments and efficiencies from stronger production volumes. These factors were partially offset by higher material costs, expenses to close a facility in Canada (see Note 3) and higher research and development costs.

Worldwide Credit Operations

The operating profit of the credit operations was $520 million in 2006, compared with $491 million in 2005. The increase in operating profit was primarily due to growth in the credit portfolio, partially offset by a higher provision for credit losses and lower financing spreads. Total revenues of the credit operations, including intercompany revenues, increased 24 percent in 2006, primarily reflecting the larger portfolio and higher average finance rates. The average balance of receivables and leases financed was 15 percent higher in 2006, compared with 2005. An increase in average borrowings and higher interest rates in 2006 resulted in a 44 percent increase in interest expense, compared with 2005. The larger average portfolio financed on the balance sheet and the higher average borrowings were primarily due to an increase in securitizations of retail notes accounted for as secured borrowings rather than sales of receivables. The credit operations’ ratio of earnings to fixed charges was 1.61 to 1 in 2006, compared with 1.86 to 1 in 2005.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, Equipment Operations and Financial Services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2007 were $2,759 million. This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a decrease in trade receivables, which were partially offset by an increase in inventories and a decrease in retirement benefit accruals. Cash outflows from investing activities were $1,933 million in 2007, primarily due to the cost of financing receivables and equipment on operating leases exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $1,160 million, purchases of property and equipment of $1,023 million and acquisitions of businesses for $189 million, which were partially offset by proceeds from maturities and sales of marketable securities exceeding the cost of marketable securities purchased by $207 million, and the proceeds from sales of financing receivables of $141 million. Cash outflows from financing activities were $281 million in 2007, primarily due to repurchases of common stock of $1,518 million and dividends paid of $387 million, which were partially offset by an increase in borrowings of $1,247 million, proceeds from issuance of common stock of $286 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $102 million. Cash and cash equivalents also increased $591 million during 2007.

Over the last three years, operating activities have provided an aggregate of $4,949 million in cash. In addition, increases in borrowings were $6,185 million, proceeds from issuance of common stock were $767 million and the proceeds from sales of businesses were $567 million. The aggregate amount of these cash flows was used mainly to fund receivable and lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $4,797 million, repurchase common stock for $3,736 million, fund purchases of property and equipment of $2,301 million, purchase marketable securities, which exceeded proceeds from maturities and sales of marketable securities by $1,564 million, pay dividends to stockholders of $1,025 million and acquire businesses for $415 million. Cash and cash equivalents also decreased $903 million over the three-year period.

Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available, the company expects to have sufficient sources of liquidity to meet its funding needs. The company’s commercial paper outstanding at October 31, 2007 and 2006 was approximately $2.8 billion and $2.6 billion, respectively, while the total cash and cash equivalents and marketable securities position was $3.9 billion and $3.5 billion, respectively. The company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation). Worldwide lines of credit totaled $3,894 million at October 31, 2007, $904 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at October 31, 2007 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2007 was $6,661 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,370 million at October 31, 2007. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

Debt Ratings. To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold company securities. A credit rating agency may change or withdraw company ratings based on its assessment of the company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by the company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $17 million in 2007. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 14 percent in 2007, compared with 15 percent in 2006. Total worldwide agricultural equipment trade receivables increased $220 million, commercial and consumer equipment receivables decreased $52 million and construction and forestry receivables decreased $151 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent at both October 31, 2007 and 2006.

Stockholders’ equity was $7,156 million at October 31, 2007, compared with $7,491 million at October 31, 2006. The decrease of $335 million resulted primarily from an increase in treasury stock of $1,342 million, an incremental charge to accumulated other comprehensive income of $1,091 million resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (see Note 5) and dividends declared of $409 million. These items were partially offset by net income of $1,822 million, an increase in common stock of $574 million and an increase in the cumulative translation adjustment of $329 million. Common stock increased primarily due to the exercise of stock options and a $268 million transfer from retained earnings for the par value relating to a stock split in the form of a 100 percent stock dividend (see Note 23).

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

Cash provided by operating activities of the Equipment Operations during 2007, including intercompany cash flows, was $2,689 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by a decrease in retirement benefit accruals.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $5,661 million in cash.

Trade receivables held by the Equipment Operations increased by $42 million during 2007. The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see previous consolidated discussion).

Inventories increased by $380 million in 2007. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 22 percent and 20 percent at October 31, 2007 and 2006, respectively.

Total interest-bearing debt of the Equipment Operations was $2,103 million at the end of 2007, compared with $2,252 million at the end of 2006 and $3,101 million at the end of 2005. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2007, 2006 and 2005 was 23 percent, 23 percent and 31 percent, respectively.

Purchases of property and equipment for the Equipment Operations in 2007 were $557 million, compared with $493 million in 2006. Capital expenditures in 2008 are estimated to be approximately $600 million to $700 million.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

Cash flows from the company’s Financial Services operating activities, including intercompany cash flows, were $851 million in 2007. Cash provided by financing activities totaled $900 million in 2007, representing primarily a $1,463 million increase in external borrowings, partially offset by the payment of $588 million of dividends to Deere & Company. The cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash used by investing activities totaled $1,720 million in 2007, primarily due to the cost of financing receivables and equipment on operating leases exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $1,487 million, and purchases of property and equipment of $465 million. Cash and cash equivalents also increased $48 million.

Over the last three years, the Financial Services operating activities, including intercompany cash flows, have provided $2,229 million in cash. In addition, an increase in borrowings of $6,064 million and proceeds from sales of financing receivables of $502 million provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $7,127 million, pay dividends to Deere & Company of $862 million and fund purchases of property and equipment of $784 million. Cash and cash equivalents also decreased $7 million over the three-year period.

Receivables and leases increased by $1,741 million in 2007, compared with 2006. Acquisition volumes of receivables and leases increased 1 percent in 2007, compared with 2006. The volumes of financing leases, revolving charge accounts, retail notes and operating leases increased approximately 15 percent, 8 percent, 7 percent and 2 percent, while wholesale notes, operating loans and trade receivables were 9 percent, 4 percent and 1 percent lower, respectively. At October 31, 2007 and 2006, net receivables and leases administered, which include receivables previously sold but still administered, were $22,543 million and $21,547 million, respectively.

Total external interest-bearing debt of the credit operations was $19,665 million at the end of 2007, compared with $17,453 million at the end of 2006 and $15,522 million at the end of 2005. Included in this debt are secured borrowings of $2,344 million at the end of 2007, $2,403 million at the end of 2006 and $1,474 million at the end of 2005. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit subsidiaries’ ratio of total interest-bearing debt to total stockholder’s equity was 8.2 to 1 at the end of 2007, 7.1 to 1 at the end of 2006 and 7.2 to 1 at the end of 2005.

The credit operations have utilized a revolving multi-bank conduit facility to securitize floating rate retail notes that were structured as either sales or secured borrowings (see Note 12). In September 2007, the company amended the facility and simultaneously repurchased $264 million of retail notes previously sold into the facility and elected not to renew the facility for any future securitizations. At October 31, 2007, $657 million of securitized retail notes remained in the facility relating only to secured borrowings, which are recorded on the balance sheet. These secured borrowings will be liquidated as payments on the retail notes are collected.

During 2007, the credit operations issued $4,284 million and retired $3,129 million of long-term borrowings, which were primarily medium-term notes.

Purchases of property and equipment for Financial Services in 2007 were $465 million, compared with $273 million in 2006, primarily related to investments in wind energy generation. Capital expenditures for 2008 are estimated to be approximately $550 million, also primarily related to investments in wind energy generation.

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations offer crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At October 31, 2007, the maximum exposure for uncollected premiums was approximately $57 million. Substantially all of the crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of all the reinsurance companies on their obligations, the company would be required to reimburse the Insurance Carrier approximately $489 million at October 31, 2007. The company believes the likelihood of this event is substantially remote.

At October 31, 2007, the company had approximately $190 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2007 was approximately eight years.

Prior to 2005, the company’s credit operations periodically sold retail notes to special purpose entities (SPEs) in securitization transactions. The credit operations have used these SPEs in a manner consistent with conventional practices in the securitization industry to isolate the retail notes for the benefit of securitization investors. The use of the SPEs has enabled these operations to access the historically liquid and efficient securitization markets for the sales of these types of financial assets. The amounts of funding the company chooses to obtain from securitizations reflect such factors as capital market accessibility, relative costs of funding sources and assets available for securitization. The company’s total exposure to recourse provisions related to securitized retail notes, which were sold in prior periods, was $20 million and the total assets held by the SPEs related to these securitizations were $120 million at October 31, 2007.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2007 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1year	years	years	5years
Debt*
Equipment Operations	$2,061	$130	$321		$1,610
Financial Services**	19,598	8,515	7,025	$3,003	1,055
Total	21,659	8,645	7,346	3,003	2,665
Interest on debt	3,857	941	1,102	557	1,257
Purchase obligations	3,212	3,172	26	9	5
Operating leases	358	100	120	58	80
Capital leases	29	3	6	4	16
Total	$29,115	$12,861	$8,600	$3,631	$4,023

*	Principal payments.
**

Notes payable of $2,344 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 5, 18, 20 and 21, respectively, to the consolidated financial statements.

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

The sales incentive accruals at October 31, 2007, 2006 and 2005 were $711 million, $629 million and $592 million, respectively. The increases in 2007 and 2006 were primarily due to the increases in sales.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percentage of sales incentive costs to settlements from dealers. Over the last five fiscal years, this percent has varied by approximately plus or minus .7 percent, compared to the average sales incentive costs to settlements percentage during that period. Holding other assumptions constant, if this cost experience percentage were to increase or decrease .7 percent, the sales incentive accrual at October 31, 2007 would increase or decrease by approximately $40 million.

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

The product warranty accruals at October 31, 2007, 2006 and 2005 were $549 million, $507 million and $535 million, respectively. The increase in 2007, compared to 2006, was primarily due to an increase in sales volume. The decrease in 2006 was due to a higher level of special warranty programs in 2005.

Estimates used to determine the product warranty accruals are significantly affected by the historical percentage of warranty claims costs to sales. Over the last five fiscal years, this loss experience percent has varied by approximately plus or minus .05 percent, compared to the average warranty costs to sales percentage during that period. Holding other assumptions constant, if this estimated cost experience percentage were to increase or decrease .05 percent, the warranty accrual at October 31, 2007 would increase or decrease by approximately $15 million.

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

The pension assets, net of pension liabilities, recognized on the balance sheet at October 31, 2007, 2006 and 2005 were $1,467 million, $1,945 million and $1,986 million, respectively. The OPEB liabilities on these same dates were $3,065 million, $1,985 million and $2,455 million, respectively. The decrease in the pension net assets and the increase in the OPEB liabilities on the balance sheet in 2007 were primarily due to the adoption in 2007 of Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (see Note 5). This standard required unrecognized gains or losses relating to postretirement benefit obligations to be recorded on the consolidated balance sheet with a corresponding charge or credit to stockholders’ equity.

The effect of hypothetical changes to selected assumptions on the company’s major U. S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2007	2008
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(362)/396	$(20)/24
Expected return on assets	+/-.5		(41)/41
OPEB
Discount rate**	+/-.5	(312)/332	(46)/54
Expected return on assets	+/-.5		(12)/12
Health care cost trend rate**	+/-1.0	515/(432)	118/(99)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost and amortization of gains or losses.

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

The total allowance for credit losses at October 31, 2007, 2006 and 2005 was $236 million, $217 million and $194 million, respectively. The increases in 2007 and 2006 were primarily due to growth in the receivable portfolio.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 2 basis points and 18 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 5 basis point increase or decrease in estimated loss experience on the receivable portfolio would result in an increase or decrease of approximately $10 million to the allowance for credit losses at October 31, 2007.

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

The total operating lease residual values at October 31, 2007, 2006 and 2005 were $1,072 million, $917 million and $812 million, respectively. The increases in 2007 and 2006 were primarily due to the higher levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 5 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $18 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the treasury yield curve. Cash flows for borrowings are discounted at the treasury yield curve plus a market credit spread for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the industrial composite bond curve for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2007 and 2006 would have been approximately $22 million and $14 million, respectively.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations’ anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2008 would decrease the 2008 expected net cash inflows by $77 million. At last year end, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $32 million adverse effect on the 2007 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2007, 2006 and 2005

(In millions of dollars and shares except per share amounts)

	2007	2006	2005
Net Sales and Revenues
Net sales	$21,489.1	$19,884.0	$19,401.4
Finance and interest income	2,054.8	1,776.8	1,439.5
Other income	538.3	487.0	349.9
Total	24,082.2	22,147.8	21,190.8

Costs and Expenses
Cost of sales	16,252.8	15,362.0	15,179.3
Research and development expenses	816.8	725.8	677.3
Selling, administrative and general expenses	2,620.8	2,323.9	2,086.1
Interest expense	1,151.2	1,017.5	761.0
Other operating expenses	565.1	544.8	380.6
Total	21,406.7	19,974.0	19,084.3

Income of Consolidated Group before Income Taxes	2,675.5	2,173.8	2,106.5
Provision for income taxes	883.0	741.6	698.6
Income of Consolidated Group	1,792.5	1,432.2	1,407.9
Equity in Income of Unconsolidated Affiliates	29.2	21.0	6.1
Income from Continuing Operations	1,821.7	1,453.2	1,414.0
Income from Discontinued Operations		240.6	32.8
Net Income	$1,821.7	$1,693.8	$1,446.8

Per Share Data*
Basic:
Continuing operations	$4.05	$3.11	$2.90
Discontinued operations		.52	.07
Net Income	$4.05	$3.63	$2.97

Diluted:
Continuing operations	$4.00	$3.08	$2.87
Discontinued operations		.51	.07
Net Income	$4.00	$3.59	$2.94

Dividends declared	$.91	$.78	$.60	1/2

Average Shares Outstanding*
Basic	449.3	466.8	486.6
Diluted	455.0	471.6	492.9

*	Adjusted for two-for-one stock split effective November 26, 2007.

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2007 and 2006

(In millions of dollars except per share amounts)

	2007	2006
ASSETS
Cash and cash equivalents	$2,278.6	$1,687.5
Marketable securities	1,623.3	1,816.7
Receivables from unconsolidated affiliates	29.6	22.2
Trade accounts and notes receivable - net	3,055.0	3,037.7
Financing receivables - net	15,631.2	14,004.0
Restricted financing receivables - net	2,289.0	2,370.8
Other receivables	596.3	448.2
Equipment on operating leases - net	1,705.3	1,493.9
Inventories	2,337.3	1,957.3
Property and equipment - net	3,534.0	2,763.6
Investments in unconsolidated affiliates	149.5	124.0
Goodwill	1,234.3	1,110.0
Other intangible assets-net	131.0	56.4
Retirement benefits	1,976.0	2,642.4
Deferred income taxes	1,399.5	582.2
Other assets	605.8	603.5

Total Assets	$38,575.7	$34,720.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$9,969.4	$8,121.2
Payables to unconsolidated affiliates	136.5	31.0
Accounts payable and accrued expenses	5,357.9	4,482.8
Accrued taxes	274.3	152.5
Deferred income taxes	183.4	64.9
Long-term borrowings	11,798.2	11,584.0
Retirement benefits and other liabilities	3,700.2	2,792.8
Total liabilities	31,419.9	27,229.2

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000* shares; issued – 536,431,204* shares in 2007 and 2006), at stated value	2,777.0	2,203.5
Common stock in treasury, 96,795,090* shares in 2007 and 81,965,080* shares in 2006, at cost	(4,015.4)	(2,673.4)
Retained earnings	9,031.7	7,886.8
Total	7,793.3	7,416.9
Retirement benefits adjustment	(1,113.1)
Minimum pension liability adjustment		(87.6)
Cumulative translation adjustment	479.4	150.3
Unrealized gain (loss) on derivatives	(7.6)	6.8
Unrealized gain on investments	3.8	4.8
Accumulated other comprehensive income (loss)	(637.5)	74.3
Total stockholders’ equity	7,155.8	7,491.2

Total Liabilities and Stockholders’ Equity	$38,575.7	$34,720.4

* Adjusted for two-for-one stock split effective November 26, 2007.

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2007, 2006 and 2005

(In millions of dollars)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,821.7	$1,693.8	$1,446.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	71.0	65.9	26.1
Provision for depreciation and amortization	744.4	691.4	636.5
Share-based compensation expense	82.0	90.7	14.5
Gain on the sale of a business		(356.0)
Undistributed earnings of unconsolidated affiliates	(17.1)	(18.5)	(4.1)
Provision (credit) for deferred income taxes	(4.2)	15.8	(49.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	131.1	(703.9)	(468.6)
Inventories	(357.2)	(78.0)	(324.1)
Accounts payable and accrued expenses	418.6	155.3	336.9
Accrued income taxes payable/receivable	10.5	29.7	149.8
Retirement benefit accruals/prepaid pension costs	(163.2)	(400.0)	(312.0)
Other	21.8	(213.0)	(235.9)
Net cash provided by operating activities	2,759.4	973.2	1,216.6

Cash Flows from Investing Activities
Collections of receivables	10,335.3	9,274.9	8,076.5
Proceeds from sales of financing receivables	141.4	108.0	55.2
Proceeds from maturities and sales of marketable securities	2,458.5	3,006.0	1,065.0
Proceeds from sales of equipment on operating leases	355.2	310.9	399.1
Proceeds from sales of businesses, net of cash sold	77.2	440.1	50.0
Cost of receivables acquired	(11,388.3)	(10,451.0)	(10,488.8)
Purchases of marketable securities	(2,251.6)	(2,565.6)	(3,276.3)
Purchases of property and equipment	(1,022.5)	(766.0)	(512.6)
Cost of equipment on operating leases acquired	(461.7)	(417.4)	(342.0)
Acquisitions of businesses, net of cash acquired	(189.3)	(55.7)	(169.7)
Other	12.5	(33.1)	(29.6)
Net cash used for investing activities	(1,933.3)	(1,148.9)	(5,173.2)

Cash Flows from Financing Activities
Increase in short-term borrowings	99.4	1,208.7	1,814.3
Proceeds from long-term borrowings	4,283.9	3,140.2	3,805.4
Payments of long-term borrowings	(3,136.5)	(3,520.6)	(1,509.7)
Proceeds from issuance of common stock	285.7	327.6	153.6
Repurchases of common stock	(1,517.8)	(1,299.3)	(918.9)
Dividends paid	(386.7)	(348.4)	(289.7)
Excess tax benefits from share-based compensation	102.2	85.6
Other	(11.2)	(10.6)	(1.9)
Net cash provided by (used for) financing activities	(281.0)	(416.8)	3,053.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	46.0	21.8	(19.4)

Net Increase (Decrease) in Cash and Cash Equivalents	591.1	(570.7)	(922.9)
Cash and Cash Equivalents at Beginning of Year	1,687.5	2,258.2	3,181.1
Cash and Cash Equivalents at End of Year	$2,278.6	$1,687.5	$2,258.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2005, 2006 and 2007

(In millions of dollars)

						Accumulated
				Unamortized		Other
	Total	Common	Treasury	Restricted	Retained	Comprehensive
	Equity	Stock	Stock	Stock	Earnings	Income (Loss)
Balance October 31, 2004	$6,392.8	$2,043.5	$(1,040.4)	$(12.7)	$5,445.1	$(42.7)
Comprehensive income
Net income	1,446.8				1,446.8
Other comprehensive income (loss)
Minimum pension liability adjustment	(51.7)					(51.7)
Cumulative translation adjustment	61.5					61.5
Unrealized gain on derivatives	12.6					12.6
Unrealized loss on investments	(6.1)					(6.1)
Total comprehensive income	1,463.1
Repurchases of common stock	(918.9)		(918.9)
Treasury shares reissued	215.8		215.8
Dividends declared	(293.2)				(293.2)
Stock options and other	(8.1)	38.2		(3.7)	(42.6)
Balance October 31, 2005	6,851.5	2,081.7	(1,743.5)	(16.4)	6,556.1	(26.4)
Comprehensive income
Net income	1,693.8				1,693.8
Other comprehensive income (loss)
Minimum pension liability adjustment	21.3					21.3
Cumulative translation adjustment	79.7					79.7
Unrealized gain on derivatives	.6					.6
Unrealized loss on investments	(.9)					(.9)
Total comprehensive income	1,794.5
Reclassification to adopt FASB Statement No.123 (revised 2004)		(16.4)		16.4
Repurchases of common stock	(1,299.3)		(1,299.3)
Treasury shares reissued	369.4		369.4
Dividends declared	(363.4)				(363.4)
Stock options and other	138.5	138.2			.3
Balance October 31, 2006	7,491.2	2,203.5	(2,673.4)		7,886.8	74.3
Comprehensive income
Net income	1,821.7				1,821.7
Other comprehensive income (loss)
Minimum pension liability adjustment	65.8					65.8
Cumulative translation adjustment	329.1					329.1
Unrealized loss on derivatives	(14.4)					(14.4)
Unrealized loss on investments	(1.0)					(1.0)
Total comprehensive income	2,201.2
Repurchases of common stock	(1,517.8)		(1,517.8)
Treasury shares reissued	175.8		175.8
Dividend declared	(408.4)				(408.4)
Stock options and other	305.1	305.3			(.2)
Adjustment to adopt FASB Statement No. 158, net of tax	(1,091.3)					(1,091.3)
Transfer for two-for-one stock split effective November 26, 2007		268.2			(268.2)
Balance October 31, 2007	$7,155.8	$2,777.0	$(4,015.4)	$	$9,031.7	$(637.5)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) related to the securitization of financing receivables for secured borrowings, and a supplier operation are consolidated since the company is the primary beneficiary. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2007 include undistributed earnings of the unconsolidated affiliates of $75 million. Dividends from unconsolidated affiliates were $13 million in 2007, $3 million in 2006 and $2 million in 2005 (see Note 8).

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2007 financial statement presentation. In particular, unamortized restricted stock compensation previously presented separately has been eliminated against common stock as a result of the adoption of FASB Statement No. 123 (revised 2004), Share-Based Payment, in 2006.

Structure of Operations

Certain information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis except for the health care operations, which were disposed of in February 2006 and are reported on a discontinued basis (see Note 2).

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

Stock Split in Form of Dividend

On November 14, 2007, a special meeting of stockholders was held authorizing a two-for-one stock split effected in the form of a 100 percent stock dividend to holders of record on November 26, 2007, distributed on December 3, 2007. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common stock issuable upon exercise of outstanding stock options, vesting of other stock awards, and the number of shares reserved for issuance under various employee benefit plans were proportionately increased in accordance with terms of the respective plans (see Notes 23 and 24).

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition

Sales of equipment and service parts are recorded when the sales price is determinable, and title and all risk of ownership are transferred to independent parties based on the sales agreements in effect. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which title and risk of ownership are not transferred to the dealer. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment. Service parts returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

Financing revenue is recorded over the lives of related receivables using the interest method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income from operating leases is recognized on a straight-line basis over the scheduled lease terms.

Sales Incentives

At the time a sale is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when a dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels and settlement volumes.

Product Warranties

At the time a sale is recognized, the company records the estimated future warranty costs. These costs are usually estimated based on historical warranty claims (see Note 22).

Sales Taxes

The company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the company and its customers. These taxes may include sales, use, value-added and some excise taxes. The company reports the collection of these taxes on a net basis (excluded from revenues).

Securitization of Receivables

Certain financing receivables are periodically transferred to SPEs in securitization transactions (see Note 12). For securitizations that qualify as collateral for secured borrowings, no gains or losses are recognized at the time of securitization. These receivables remain on the balance sheet and are classified as “Restricted financing receivables - net.” The company recognizes finance income over the lives of these receivables using the interest method. For any securitizations that qualify as sales of receivables, the gains or losses from the sales are recognized in the period of sale based on the relative fair value of the portion sold and the portion allocated to interests that continue to be held by the company. These interests are recorded at fair value estimated by discounting future cash flows. Changes in these fair values are recorded after-tax in other comprehensive income in unrealized gain or loss on investments. Other-than-temporary impairments are recorded in net income.

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $169 million in 2007, $165 million in 2006 and $157 million in 2005.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are also tested for impairment annually. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as either a cash flow hedge or a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. This is offset to the extent the hedge was effective by the fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued. Any past or future changes in the derivative’s fair value that will not be effective as an offset to the income effects of the item being hedged are recognized currently in the income statement (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates, and the revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are included in other comprehensive income, which is part of stockholders’ equity. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net gain (loss) for 2007, 2006 and 2005 was $(28) million, $2 million and $(7) million, respectively.

New Accounting Standards Adopted

In the first quarter of 2007, the company adopted FASB Statement No. 154, Accounting Changes and Error Corrections. This Statement requires voluntary changes in accounting principles to be recorded retrospectively for prior periods presented rather than a cumulative adjustment in the current period. This treatment would also be required for new accounting pronouncements if there are no specific transition provisions. The accounting for changes in estimates in the current period and the accounting for errors as restatements of prior periods have not changed. In the first quarter of 2007, the company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement primarily resolves certain issues addressed in the implementation of

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. In the first quarter of 2007, the company adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets. This Statement clarifies the criteria for recognizing servicing assets and liabilities, requires these items to be initially measured at fair value and permits subsequent measurements on either an amortization or fair value basis. The adoption of these Statements did not have a material effect on the company’s consolidated financial statements.

At October 31, 2007, the company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (see Note 5). This Statement requires retirement benefit accruals or prepaid benefit costs on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholders’ equity represents the after-tax unrecognized actuarial gains or losses and unamortized prior service costs, which have previously been disclosed in the notes to the annual consolidated financial statements. This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end. The effective date for the year-end measurement date is fiscal year 2009. Prospective application is required. At October 31, 2007, the effect of adopting this Statement decreased assets by $9 million, increased liabilities by $1,082 million and decreased stockholders’ equity by $1,091 million after-tax. The company did not violate any credit agreement financial covenants as a result of adopting this new standard.

New Accounting Standards to be Adopted

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard will be adopted at the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings as required. The cumulative effect of adoption will increase assets by approximately $160 million, increase liabilities by approximately $210 million and decrease retained earnings by approximately $50 million.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009. The adoption is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of fiscal year 2009. The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings. The company has currently not determined the potential effect on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The company has currently not determined the potential effects on the consolidated financial statements.

Share-Based Compensation

In the first quarter of 2006, the company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, (see Note 24). In 2005 and prior years, the company used the intrinsic value method of accounting for its plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense for stock options was recognized under this method since the options’ exercise prices were not less than the market prices of the stock at the dates the options were awarded. The stock-based compensation expense recognized in earnings was related to restricted stock awards. For disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, a binomial lattice option pricing model was used in 2005 to calculate the “fair value” of stock options. Based on this model, the weighted-average fair value of stock options awarded during 2005 was $9.99 on an after stock split basis. For the pro-forma disclosure information, the compensation cost of the stock options that vest from one to three years was recognized on a straight-line basis over the three-year vesting period.

Pro forma net income and net income per share, as if the fair value method in FASB Statement No. 123 had been used for stock-based compensation, and the assumptions used were as follows with dollars in millions except per share amounts:

2005
Net income as reported	$1,447
Add:
Stock-based employee compensation costs, net of tax, included in net income	9
Less:
Stock-based employee compensation costs, net of tax, as if fair value method had been applied	(40)
Pro forma net income	$1,416
Net income per share:
As reported – basic*	$2.97
Pro forma – basic*	$2.91
As reported – diluted*	$2.94
Pro forma – diluted*	$2.88
Assumptions**
Risk-free interest rate	3.8%
Dividend yield	1.6%
Stock volatility	26.4%
Expected option life in years	7.5

*	Adjusted for two-for-one stock split.
**	Weighted-averages

Acquisitions

In May 2007, the company acquired LESCO, Inc. (LESCO) for a cost of approximately $150 million with preliminary values of approximately $92 million of goodwill, which is not tax deductible, and $34 million of other identifiable intangible assets. The other intangible assets had a weighted-average amortization period of 13 years. LESCO, based in Cleveland, Ohio, is a leading supplier of consumable lawn care, landscape, golf course and pest control products. The preliminary values assigned to the other major assets and liabilities related to the acquisition were $18 million of receivables, $167 million of inventory, $18 million of property and equipment, $31 million of other assets and $210 million of liabilities. LESCO is the primary beneficiary of its major supplier, which is a VIE. The VIE produces blended fertilizer and other lawn care products for LESCO and has been consolidated with LESCO’s assets and liabilities shown above. The assets of the VIE that were consolidated, less the intercompany receivables from LESCO that were eliminated in consolidation, totaled approximately $60 million (primarily inventory) at time of acquisition and at fiscal year end 2007. The creditors of the VIE do not have recourse to the general credit of LESCO. LESCO has been included as part of the company’s commercial and consumer equipment segment.

In August, 2007, the company acquired Ningbo Benye Tractor & Automobile Manufacturing Co., Ltd. (Ningbo Benye) for a cost of approximately $85 million, including insignificant goodwill and a preliminary value of approximately $40 million of identifiable intangible assets with a weighted-average amortization period of 24 years. This business, which is located in Ningbo, China, builds tractors mainly in the 20 to 50 horsepower range and is the largest tractor manufacturer in southern China. The preliminary values assigned to the other major assets and liabilities related to the acquisition were $15 million of receivables, $22 million of inventory, $20 million of property and equipment and $12 million of liabilities. Ningbo Benye has been included as part of the company’s agricultural equipment segment.

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

Certain adjustments were also made in 2007 to the estimated fair values of assets recorded for acquisitions made in 2006 based on final evaluations (see Note 17).

2. DISCONTINUED OPERATIONS

In February 2006, the company sold its wholly-owned subsidiary, John Deere Health Care, Inc. (health care operations), to UnitedHealthcare for $512 million and recognized a gain on the sale of $356 million pretax, or $223 million after-tax ($.47 per share diluted, $.48 per share basic). These operations and the gain on the sale have been reflected as discontinued operations in the consolidated financial statements for all periods presented.

The revenue from discontinued operations on the statement of consolidated income in 2006 and 2005 was $621 million and $740 million, and the income before income taxes was $384 million and $49 million, respectively. The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in 2006 and 2005 were $7 million and $21 million, respectively. The company will continue to pay fees to UnitedHealthcare to administer health claims. The employee termination benefit expense related to the discontinued operations in 2006 was $8 million, with payments of $4 million in 2006 and $1 million in 2007, and a remaining liability at October 31, 2007 of $3 million. This expense was recorded in “Income from Discontinued Operations.”

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

                                               In 2006, the total expense recognized in costs of sales related to the closure was $44 million pretax, which included $21 million for pension and other postretirement benefits; $10 million for employee termination benefits; $6 million for impairments and write-downs of property, equipment and inventory; $5 million for relocation of production and $2 million for other expenses. At October 31, 2006, there were no remaining significant liabilities or expenses related to the restructuring. The pretax cash expenditures associated with this closure were approximately $35 million. The annual increase in earnings and cash flows in 2007 due to this restructuring are estimated to be $10 million.

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

All cash flows from the changes in trade accounts and notes receivable (see Note 10) are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from sales to the company’s customers. Cash flows from financing receivables (see Note 11) that are related to sales to the company’s customers are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

The company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The company transferred inventory to equipment on operating leases of approximately $269 million, $290 million and $256 million in 2007, 2006 and 2005, respectively. The company had accounts payable related to purchases of property and equipment of approximately $100 million, $80 million and $55 million at October 31, 2007, 2006 and 2005, respectively. At October 31, 2007, the company recorded a receivable of $47 million for a portion of the sale of a business and a liability of $41 million for a portion of the acquisition of a business.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2007	2006	2005
Interest:
Equipment Operations*	$423	$457	$377
Financial Services	1,005	866	576
Intercompany eliminations*	(294)	(296)	(281)
Consolidated	$1,134	$1,027	$672

Income taxes:
Equipment Operations	$601	$658	$516
Financial Services	196	208	214
Intercompany eliminations	(157)	(165)	(183)
Consolidated	$640	$701	$547

*    Includes interest compensation to Financial Services for financing trade receivables.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The company has several postretirement health care and life insurance plans for retired employees in the U.S. and Canada. The company uses an October 31 measurement date for these plans.

On October 31, 2007, the company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires retirement benefit liabilities or benefit assets on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholders’ equity represents the after-tax unamortized actuarial gains or losses and unamortized prior service cost (credit). This Statement also requires all benefit obligations and plan assets to be measured at fiscal year end, which the company presently does. Prospective application of the new accounting is required.

The incremental effects of the adoption of FASB Statement No. 158 on October 31, 2007 in millions of dollars follow:

	Prior to Adoption	Adjustment	After Adoption
Other intangible assets-net	$135	$(4)	$131
Retirement benefits	2,681	(705)	1,976
Deferred income taxes	700	700	1,400
Total assets	38,585	(9)	38,576
Retirement benefits and other liabilities	2,618	1,082	3,700
Retirement benefits adjustment		(1,113)	(1,113)
Minimum pension liability adjustment	(22)	22
Accumulated other comprehensive income	453	(1,091)	(638)
Total liabilities and stockholders’ equity	38,585	(9)	38,576

The worldwide components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2007	2006	2005
Pensions
Service cost	$168	$152	$144
Interest cost	488	475	452
Expected return on plan assets	(682)	(667)	(684)
Amortization of actuarial loss	94	110	96
Amortization of prior service cost	27	42	43
Special early-retirement benefits		2
Settlements/curtailments	4	18
Net cost	$99	$132	$51

Weighted-average assumptions
Discount rates	5.7%	5.7%	5.5%
Rate of compensation increase	3.8%	3.8%	3.9%
Expected long-term rates of return	8.4%	8.5%	8.5%

The worldwide components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2007	2006	2005
Health care and life insurance
Service cost	$69	$68	$83
Interest cost	321	308	299
Expected return on plan assets	(156)	(128)	(60)
Amortization of actuarial loss	215	196	297
Amortization of prior service credit	(133)	(132)	(132)
Special early-retirement benefits		1
Settlements/curtailments		2
Net cost	$316	$315	$487

Weighted-average assumptions
Discount rates	5.9%	6.0%	5.5%
Expected long-term rates of return	7.8%	8.1%	8.5%

The worldwide benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2007	2006	2007	2006
Change in benefit obligations
Beginning of year balance	$(8,751)	$(8,482)	$(5,654)	$(5,228)
Service cost	(168)	(152)	(69)	(68)
Interest cost	(488)	(475)	(321)	(308)
Actuarial gain (loss)	463	(202)	475	(326)
Amendments	(1)		70	6
Benefits paid	574	548	285	288
Health care subsidy receipts			(14)	(11)
Special early-retirement benefits		(2)		(1)
Settlements/curtailments	7	58		2
Foreign exchange and other	(171)	(44)	(22)	(8)
End of year balance	(8,535)	(8,751)	(5,250)	(5,654)

Change in plan assets (fair value)
Beginning of year balance	8,927	8,284	1,893	1,177
Actual return on plan assets	1,220	1,163	283	201
Employer contribution	358	68	288	798
Benefits paid	(574)	(548)	(285)	(288)
Settlements	(7)	(58)
Foreign exchange and other	78	18	6	5
End of year balance	10,002	8,927	2,185	1,893
Funded status	1,467	176	(3,065)	(3,761)
Unrecognized actuarial loss		1,772		1,917
Unrecognized prior service cost (credit)		145		(141)
Net amount recognized	$1,467	$2,093	$(3,065)	$(1,985)

Weighted-average assumptions
Discount rates	6.2%	5.7%	6.4%	5.9%
Rate of compensation increase	3.9%	3.8%

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2007	2006	2007	2006
Amounts recognized in balance sheet
Prepaid cost		$2,642
Accrued liability		(697)		$(1,985)
Intangible asset		9
Accumulated pretax charge to other comprehensive income		139
Net amount recognized		$2,093		$(1,985)

Noncurrent asset	$1,976
Current liability	(32)		$(23)
Noncurrent liability	(477)		(3,042)
Total	$1,467		$(3,065)

Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial losses	$688		$1,102
Prior service cost (credit)	114		(77)
Total	$802		$1,025

                The total accumulated benefit obligations for all pension plans at October 31, 2007 and 2006 was $8,131 million and $8,322 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $741 million and $312 million, respectively, at October 31, 2007 and $805 million and $111 million, respectively, at October 31, 2006. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $877 million and $368 million, respectively, at October 31, 2007 and $927 million and $158 million, respectively, at October 31, 2006.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2008 in millions of dollars follow:

	Pensions	HealthCare and Life Insurance
Net actuarial losses	$40	$92
Prior service cost (credit)	26	(17)
Total	$66	$75

The company expects to contribute approximately $134 million to its pension plans and approximately $294 million to its health care and life insurance plans in 2008, which include direct benefit payments on unfunded plans. These expected contributions also include voluntary contributions to pension plan assets of approximately $80 million and health care plan assets of approximately $220 million during 2008.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

		Health Care	Health Care
		and	Subsidy
	Pensions	Life Insurance	Receipts*
2008	$578	$327	$15
2009	587	346	17
2010	591	364	18
2011	605	381	19
2012	615	395	20
2013 to 2017	3,274	2,178	120

*	Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations at October 31, 2007 were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. The weighted-average composite trend rates were assumed to be 8.0 percent for 2008, 7.1 percent for 2009, 6.3 percent for 2010, 5.8 percent for 2011, 5.2 percent for 2012 and 5.0 percent for 2013 and all future years. The obligations at October 31, 2006 assumed 8.1 percent for 2007, 7.1 percent for 2008, 6.1 percent for 2009, 5.4 percent for 2010 and 5.0 percent for 2011 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2007 by $528 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $52 million. A decrease of one percentage point would decrease the obligations by $443 million and the cost by $42 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2007 and 2006 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s.

The following is the percentage allocation for plan assets at October 31:

	Pensions		Health Care
	2007	2006	2007	2006
Equity securities	34%	57%	51%	57%
Debt securities	43	20	35	28
Real estate	4	4	3	3
Other	19	19	11	12

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/ return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are approximately 35 percent for equity securities, 43 percent for debt securities, 4 percent for real estate and 18 percent for other, and for health care assets are approximately 48 percent for equity securities, 38 percent for debt securities, 3 percent for real estate and 11 percent for other. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy. Although not a guarantee of future results, the average annual return of the company’s U.S. pension fund was approximately 9 percent during the past ten years and approximately 12 percent during the past 20 years.

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

6. INCOME TAXES

The provision for income taxes from continuing operations by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2007	2006	2005
Current:
U.S.:
Federal	$484	$448	$422
State	40	28	32
Foreign	354	260	284
Total current	878	736	738
Deferred:
U.S.:
Federal	(2)	3	(24)
State	8	6	(17)
Foreign	(1)	(3)	2
Total deferred	5	6	(39)
Provision for income taxes	$883	$742	$699

Based upon location of the company’s operations, the consolidated income from continuing operations before income taxes in the U.S. in 2007, 2006 and 2005 was $1,601 million, $1,431 million and $1,226 million, respectively, and in foreign countries was $1,075 million, $743 million and $881 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision from continuing operations and reasons for related differences in millions of dollars follow:

	2007	2006	2005
U.S. federal income tax provision at a statutory rate of 35 percent	$936	$761	$737
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	32	22	10
Taxes on foreign activities	(24)	8	(6)
Nondeductible costs and other-net	(61)	(49)	(42)
Provision for income taxes	$883	$742	$699

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

At October 31, 2007, accumulated earnings in certain subsidiaries outside the U.S. totaled $814 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2007		2006
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Other postretirement benefit liabilities	$1,282		$825
Pension assets - net		$646		$845
Accrual for sales allowances	350		327
Tax over book depreciation		237		214
Accrual for employee benefits	212		195
Lease transactions		127		144
Tax loss and tax credit carryforwards	118		132
Allowance for credit losses	88		77
Minimum pension liability adjustment			51
Intercompany profit in inventory	49		51
Stock option compensation	45		26
Deferred compensation	30		27
Undistributed foreign earnings		20		19
Other items	259	131	181	103
Less valuation allowances	(56)		(50)
Deferred income tax assets and liabilities	$2,377	$1,161	$1,842	$1,325

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2007, certain tax loss and tax credit carryforwards for $118 million were available with $85 million expiring from 2008 through 2027 and $33 million with an unlimited expiration date.

7. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses from continuing operations consisted of the following in millions of dollars:

	2007	2006	2005
Other income
Revenues from services*	$314	$251	$157
Investment income	83	89	25
Securitization and servicing fee income	23	37	48
Other*	118	110	120
Total	$538	$487	$350
Other operating expenses
Depreciation of equipment on operating leases	$297	$269	$237
Cost of services*	248	203	103
Debt repurchase		70
Other*	20	3	41
Total	$565	$545	$381

*	Certain reclassifications from other to service revenues and costs were made in 2006 and 2005 consistent with the 2007 presentation.

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

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2007	2006	2005
Sales	$2,026	$2,062	$1,983
Net income	79	54	14
Deere & Company’s equity in net income	29	21	6

(continued)

Financial Position	2007	2006
Total assets	$1,081	$968
Total external borrowings	140	86
Total net assets	385	293
Deere & Company’s share of the net assets	150	124

9. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities for continuing operations at October 31 in millions of dollars follow:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
2007
U.S. government debt securities	$228	$2		$230
Municipal debt securities	135			135
Corporate debt securities	555	1		556
Mortgage-backed debt securities	303	1		304
Asset backed securities	254			254
Other debt securities	144			144
Marketable securities	$1,619	$4		$1,623
2006
U.S. government debt securities	$363		$(1)	$362
Municipal debt securities	134			134
Corporate debt securities	549	$1		550
Mortgage-backed debt securities	284			284
Asset backed securities	239			239
Other debt securities	248			248
Marketable securities	$1,817	$1	$(1)	$1,817

The contractual maturities of debt securities at October 31, 2007 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$243	$243
Due after one through five years	909	912
Due after five through 10 years	110	110
Due after 10 years	357	358
Debt securities	$1,619	$1,623

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities from continuing operations were $1,379 million in 2007, $2,157 million in 2006 and $917 in 2005. Realized gains were $4 million and $.4 million and realized losses were $10 million and $4 million in 2007 and 2006, respectively. Realized gains and losses were not significant in 2005. Unrealized gains and losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in any years presented. Unrealized losses at October 31, 2006 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were $7 million in 2007 and were not significant for any other years presented.

10. TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2007	2006
Trade accounts and notes:
Agricultural	$1,867	$1,647
Commercial and consumer	658	711
Construction and forestry	530	680
Trade accounts and notes receivable–net	$3,055	$3,038

At October 31, 2007 and 2006, dealer notes included in the previous table were $413 million and $398 million, and the allowance for doubtful trade receivables was $64 million and $62 million, respectively.

The Equipment Operations sell a significant portion of newly originated trade receivables to the credit operations and provide compensation to the credit operations at market rates of interest for these receivables.

                Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and interest rates, which exceed the prime rate, are set based on market factors. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with these trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business. The company may also in certain circumstances repurchase goods sold to a dealer in order to satisfy a request for goods from another dealer.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

11. FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2007		2006
	Unrestricted/Restricted		Unrestricted/Restricted
Retail notes:
Equipment:
Agricultural	$9,394	$2,027	$7,512	$2,279
Commercial and consumer	1,235		1,231
Construction and forestry	2,417	571	2,447	462
Recreational products	24		35
Total	13,070	2,598	11,225	2,741
Wholesale notes	1,303		1,463
Revolving charge accounts	1,649		1,582
Financing leases (direct and sales-type)	1,088		927
Operating loans	287		379
Total financing receivables	17,397	2,598	15,576	2,741
Less:
Unearned finance income:
Equipment notes	1,473	296	1,306	359
Recreational product notes	5		8
Financing leases	129		114
Total	1,607	296	1,428	359
Allowance for doubtful receivables	159	13	144	11
Financing receivables – net	$15,631	$2,289	$14,004	$2,371

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

Financing receivables at October 31 related to the company’s sales of equipment (see note 4) that were included in the table above were unrestricted and consisted of the following in millions of dollars:

	2007	2006
Retail notes*:
Equipment:
Agricultural	$1,394	$1,217
Commercial and consumer	111	87
Construction and forestry	719	719
Total	2,224	2,023
Wholesale notes	1,303	1,463
Sales-type leases	652	499
Total	4,179	3,985
Less:
Unearned finance income:
Equipment notes	255	260
Sales-type leases	67	52
Total	322	312
Financing receivables related to the company’s sales of equipment	$3,857	$3,673

*	These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2007		2006
	Unrestricted/Restricted		Unrestricted/Restricted
Due in months:
0 –12	$8,068	$847	$7,364	$753
13 –24	3,999	766	3,175	707
25 –36	2,679	592	2,391	621
37 –48	1,590	302	1,522	461
49 –60	828	85	876	180
Thereafter	233	6	248	19
Total	$17,397	$2,598	$15,576	$2,741

The maximum terms for retail notes are generally seven years for agricultural equipment, seven years for commercial and consumer equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2007 and 2006, the unpaid balances of receivables previously sold by the credit operations were $453 million and $1,197 million, respectively. The receivables sold are collateralized by security interests in the related equipment sold to customers. At October 31, 2007 and 2006, worldwide financing receivables administered, which include financing receivables previously sold but still administered, totaled $18,373 million and $17,572 million, respectively.

                Generally when financing receivables become approximately 120 days delinquent, accrual of finance income is suspended and the estimated uncollectible amount is written off to the allowance for credit losses. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Investments in financing receivables on non-accrual status at October 31, 2007 and 2006 were $59 million and $44 million, respectively.

Total financing receivable amounts 60 days or more past due were $46 million at October 31, 2007, compared with $45 million at October 31, 2006. These past-due amounts represented .25 percent of the receivables financed at October 31, 2007 and .27 percent at October 31, 2006. The allowance for doubtful financing receivables represented .95 percent and .94 percent of financing receivables outstanding at October 31, 2007 and 2006, respectively. In addition, at October 31, 2007 and 2006, the company’s credit operations had $192 million and $194 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2007	2006	2005
Balance, beginning of the year	$155	$140	$145
Provision charged to operations	62	51	19
Amounts written off	(59)	(39)	(28)
Other changes (primarily translation adjustments)	14	3	4
Balance, end of the year	$172	$155	$140

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

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2007	2006
Restricted financing receivables (retail notes)	$2,301	$2,382
Allowance for credit losses	(12)	(11)
Other assets	45	82
Total restricted securitized assets	$2,334	$2,453

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2007	2006
Short-term borrowings	$2,344	$2,403
Accrued interest on borrowings	5	5
Total liabilities related to restricted securitized assets	$2,349	$2,408

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,494 million and $1,147 million at October 31, 2007 and 2006, respectively. These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above. At October 31, 2007, the maximum remaining term of all restricted receivables was approximately six years.

Sales of Receivables

Prior to 2005, the company periodically transferred certain retail notes into SPEs as part of its securitization program in transactions that were structured such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140. The SPEs issue asset-backed securities to investors and use the proceeds of the debt issuance to pay for the retail notes. However, the company retains certain interests in the SPEs’ assets including interest-only strips, a reserve account and subordinated certificates. These interests that continue to be held by the company (transferor) are carried at estimated fair value in “Other receivables” or “Other assets” on the balance sheet. Gains or losses on sales of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held based on their relative fair values at the date of transfer. The company generally estimates fair values based on the present value of future expected cash flows using management’s key assumptions as discussed below. The company retains the rights to certain future cash flows and in the U.S. transactions receives annual servicing fees approximating one percent of the outstanding balance. No significant balances for servicing assets or liabilities exist because the benefits received for servicing are just adequate to compensate the servicer for the costs of providing the servicing. The company’s maximum exposure under recourse provisions related to securitized sold retail notes at October 31, 2007 and 2006 was $20 million and $109 million, respectively. The recourse provisions contractually specified by the documents governing the securitization transaction are contingent liabilities that are remote at this time. Except for this exposure, the investors and securitization trusts have no recourse to the company for failure of debtors to pay when due. The interests that continue to be held by the company, are subordinate to investors’ interests and their values are subject to certain key assumptions as shown below. The total assets of the unconsolidated SPEs related to these securitizations at October 31, 2007 and 2006 were $120 million and $994 million, respectively. At October 31, 2007, the maximum remaining term of these receivables sold was approximately three years.

Cash flows received from securitization trusts for retail notes sold in prior years in millions of dollars were as follows:

	2007	2006	2005
Servicing fees received	$6	$13	$22
Other cash flows received	$18	$27	$46

The company has utilized a revolving multi-bank conduit facility to securitize floating rate retail notes that were structured as either sales or secured borrowings. In September 2007, the company amended the facility and simultaneously repurchased $264 million of retail notes previously sold into the facility.

Components of interests that continue to be held by the company in securitized retail notes sold at October 31 in millions of dollars follow:

	2007	2006
Interest only strips		$41
Reserve accounts held for benefit of securitization entities	$13	48
Subordinated certificates	4	9
Total	$17	$98

The total interests that continue to be held by the company, weighted-average life, weighted-average current key economic assumptions and the sensitivity analysis showing the hypothetical effects on these interests from immediate 10 percent and 20 percent adverse changes in those assumptions with dollars in millions were as follows:

	2007		2006
Securitized retail notes sold
Carrying amount/fair value of interests that continue to be held by the company		$17	$98
Weighted-average life (in months)	9		11
Prepayment speed assumption (annual rate)	12%		16%
Impact on fair value of 10% adverse change	$	*	$.2
Impact on fair value of 20% adverse change	$	*	$.3
Expected credit losses (annual rate)	.80%		.46%
Impact on fair value of 10% adverse change	$	*	$.4
Impact on fair value of 20% adverse change		$.1	$.7
Residual cash flows discount rate (annual)	13%		11%
Impact on fair value of 10% adverse change		$.1	$1.9
Impact on fair value of 20% adverse change		$.1	$3.8

*	Impacts are less than $.1 million.

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

Principal balances of owned, securitized retail notes sold and total managed retail notes; past due amounts; and credit losses (net of recoveries) as of and for the years ended October 31, in millions of dollars follow:

	Principal	Principal 60 Days or	Net Credit
	Outstanding	More Past Due	Losses
2007
Owned	$13,652	$24	$24
Securitized retail notes sold	107	1	1
Managed	$13,759	$25	$25
2006
Owned	$11,888	$19	$10
Securitized retail notes sold	898	6	2
Managed	$12,786	$25	$12

13. OTHER RECEIVABLES

Other receivables for continuing operations at October 31 consisted of the following in millions of dollars:

	2007	2006
Taxes receivable	$361	$224
Receivables relating to securitized retail notes sold	13	89
Other	222	135
Other receivables	$596	$448

The credit operations’ receivables related to securitizations are equal to the present value of payments to be received for certain interests that continue to be held by the company and deposits made with other entities for recourse provisions under the retail note sales agreements (see Note 12).

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 36 to 60 months. Net equipment on operating leases totaled $1,705 million and $1,494 million at October 31, 2007 and 2006, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $520 million and $460 million at October 31, 2007 and 2006, respectively. The corresponding depreciation expense was $297 million in 2007, $269 million in 2006 and $237 million in 2005.

Future payments to be received on operating leases totaled $779 million at October 31, 2007 and are scheduled as follows in millions of dollars: 2008 – $339, 2009 – $227, 2010 – $133, 2011 – $63 and 2012 – $17.

15. INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 58 percent and 60 percent of worldwide gross inventories at FIFO value on October 31, 2007 and 2006, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2007	2006
Raw materials and supplies	$882	$712
Work-in-process	425	372
Finished machines and parts	2,263	2,013
Total FIFO value	3,570	3,097
Less adjustment to LIFO value	1,233	1,140
Inventories	$2,337	$1,957

16. PROPERTY AND DEPRECIATION

A summary of property and equipment for continuing operations at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2007	2006
Equipment Operations
Land		$83	$83
Buildings and building equipment	25	1,795	1,592
Machinery and equipment	10	3,355	3,088
Dies, patterns, tools, etc	7	920	931
All other	5	594	591
Construction in progress		245	231
Total at cost		6,992	6,516
Less accumulated depreciation		4,271	4,102
Total		2,721	2,414

Financial Services
Land		4	4
Buildings and building equipment	29	40	39
Machinery and equipment	10	91	65
All other	6	34	36
Construction in progress		691	245
Total at cost		860	389
Less accumulated depreciation		47	39
Total		813	350

Property and equipment-net		$3,534	$2,764

*	Weighted-averages

Leased property under capital leases amounting to $23 million and $15 million at October 31, 2007 and 2006, respectively, is included in property and equipment.

Property and equipment is stated at cost less accumulated depreciation. Total property and equipment additions in 2007, 2006 and 2005 for continuing operations were $1,064 million, $781 million and $523 million and depreciation was $402 million, $379 million and $354 million, respectively. Capitalized interest was $31 million, $6 million and $2 million in the same periods, respectively. Financial Services property and equipment additions included above were $476 million, $292 million and $46 million in 2007, 2006 and 2005 and depreciation was $13 million, $8 million and $5 million, respectively. The increase in Financial Services additions in 2007 and 2006 was primarily due to wind turbines related to investments in wind energy generation.

Capitalized software is stated at cost less accumulated amortization, and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” for continuing operations at October 31, 2007 and 2006 were $345 million and $322 million, less accumulated amortization of $270 million and $258 million, respectively. Amortization of these software costs was $33 million in 2007, $32 million in 2006 and $35 million in 2005.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s financial position or results of operations.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2007	2006
Agricultural equipment	$174	$180
Commercial and consumer equipment	448	357
Construction and forestry	612	573

Goodwill	$1,234	$1,110

The goodwill in the agricultural equipment segment decreased by approximately $23 million in 2007 due to an adjustment of the goodwill related to a 2006 acquisition and the recognition of identifiable intangible assets from the acquisition. The goodwill in the commercial and consumer equipment segment increased by $92 million in 2007 due to an acquisition (see Note 1). The remaining changes in goodwill were primarily due to fluctuations in foreign currency exchange rates.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2007	2006
Amortized intangible assets:
Customer lists and relationships	14	$78	$52
Gross patents, licenses and other	18	74	11
Total at cost		152	63
Less accumulated amortization		29	16
Total		123	47
Unamortized intangible assets:
Trademark		8
Intangible asset related to minimum pension liability**			9

Other intangible assets-net		$131	$56

*	Weighted-averages
**	Before adoption of FASB Statement No. 158.

Other intangible assets, excluding the intangible pension asset, are stated at cost less accumulated amortization. The amortization of other intangible assets in 2007, 2006 and 2005 were $12 million, $11 million and $2 million, respectively. The estimated amortization expense for the next five years are as follows in millions of dollars: 2008 - $13, 2009 - $11, 2010 - $11, 2011 - $10, and 2012 - $10.

18. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2007	2006
Equipment Operations
Commercial paper	$34	$228
Notes payable to banks	90	47
Long-term borrowings due within one year	6	7
Total	130	282
Financial Services
Commercial paper	2,803	2,352
Notes payable to banks	77	13
Notes payable related to securitizations (see below)	2,344	2,403
Long-term borrowings due within one year	4,615	3,071
Total	9,839	7,839
Short-term borrowings	$9,969	$8,121

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 12). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,344 million at October 31, 2007 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2008 - $1,015, 2009 - $713, 2010 - $438, 2011 - $156, 2012 - $22.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2007 and 2006 were 5.1 percent in both years. All of the Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $3,894 million at October 31, 2007. Some of these credit lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation). At October 31, 2007, $904 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3.75 billion, expiring in February 2012. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2007 was $6,661 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,370 million at October 31, 2007. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 for continuing operations consisted of the following in millions of dollars:

	2007	2006
Equipment Operations
Accounts payable:
Trade payables	$1,691	$1,246
Dividends payable	110	89
Other	101	62
Accrued expenses:
Employee benefits	1,060	981
Product warranties	549	507
Dealer sales program discounts	390	378
Dealer sales volume discounts	266	220
Other	717	632
Total	4,884	4,115
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	192	194
Other	251	178
Accrued expenses:
Unearned revenue	236	204
Interest payable	140	129
Employee benefits	73	69
Other	32	29
Total	924	803
Eliminations*	450	435
Accounts payable and accrued expenses	$5,358	$4,483

*	Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2007		2006
Equipment Operations**
Notes and debentures:
7.85% debentures due 2010	$306		$306
6.95% notes due 2014: ($700 principal) Swapped to variable interest rates of 6.1% – 2007, 6.4% – 2006	743	*	734	*
8.95% debentures due 2019	56		56
8-1/2% debentures due 2022	105		105
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	13		18
Total	1,973		1,969
Financial Services**
Notes and debentures:
Medium-term notes due 2008 – 2017: (principal $6,842 - 2007, $5,820 - 2006) Average interest rates of 5.1% – 2007, 4.8% – 2006	6,850	*	5,805	*
3.90% notes due 2008: ($850 principal) Swapped $350 to variable interest rates of 5.9% – 2006			839	*
6% notes due 2009: ($300 principal) Swapped to variable interest rate of 5.6% – 2006	303	*	304	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 to variable interest rates of 6.7% – 2007, 6.4% – 2006	1,580	*	1,570	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 5.9% – 2007, 6.1% – 2006	640	*	626	*
Other notes	452		471
Total	9,825		9,615
Long-term borrowings	$11,798		$11,584

*	Includes fair value adjustments related to interest rate swaps.
**	All interest rates are as of year end.

All of the Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2008 – $6, 2009 – $9, 2010 – $312, 2011 – none and 2012 – none. The approximate principal amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2008 – $4,619, 2009 – $3,899, 2010 – $1,975, 2011 – $944 and 2012 – $1,881.

21. LEASES

At October 31, 2007, future minimum lease payments under capital leases amounted to $29 million as follows: 2008 – $3, 2009 – $3, 2010 – $3, 2011 – $2, 2012 – $2 and later years $16. Total rental expense for operating leases was $126 million in 2007, $118 million in 2006 and $111 million in 2005. At October 31, 2007, future minimum lease payments under operating leases amounted to $358 million as follows:  2008 – $100, 2009 – $73, 2010 – $47, 2011 – $32, 2012 – $26 and later years $80.

22. CONTINGENCIES AND COMMITMENTS

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Warranty Liability
	2007	2006
Beginning of year balance	$507	$535
Payments	(480)	(509)
Accruals for warranties	522	481
End of year balance	$549	$507

The premiums for the Equipment Operations’ extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized warranty premiums totaled $77 million and $45 million at October 31, 2007 and 2006, respectively.

The company has certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the company would be required to cover those losses up to the amount of its recourse obligation. At October 31, 2007, the maximum amount of exposure to losses under these agreements was $30 million. The estimated credit risk associated with sold receivables totaled $1 million at October 31, 2007. This risk of loss is recognized primarily in the interests that continue to be held by the company and recorded on it’s balance sheet (see Note 12). The company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At October 31, 2007, the maximum remaining term of the receivables guaranteed was approximately three years.

                                                At October 31, 2007, the company had approximately $190 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2007, the company had accrued losses of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2007 was approximately eight years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance

Carrier for any uncollected premiums. At October 31, 2007, the maximum exposure for uncollected premiums was approximately $57 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $489 million at October 31, 2007. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2007, the credit operation’s accrued liability under the Agreement was not material.

At October 31, 2007, the company had commitments of approximately $379 million for the construction and acquisition of property and equipment. At October 31, 2007, the company also had pledged or restricted assets of $144 million, primarily as collateral for borrowings. Also, see Note 12 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $55 million at October 31, 2007, for which it believes the probability for payment is remote.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued*	Amount
Balance at October 31, 2004	536.4	$2,044
Stock options and other		38
Balance at October 31, 2005	536.4	2,082
Stock options and other**		122
Balance at October 31, 2006**	536.4	2,204
Transfer from retained earnings for two-for-one stock split		268
Stock options and other		305
Balance at October 31, 2007	536.4	$2,777

*	Adjusted for two-for-one stock split.
**	See Note 1 for reclassification.

On November 14, 2007, the stockholders of the company approved a two-for-one stock split effected in the form of a 100 percent stock dividend to stockholders of record on November 26, 2007, distributed on December 3, 2007. This stock split has been recorded as of October 31, 2007 by a transfer of $268 million from retained earnings to common stock, representing a $1 par value for each additional share issued. The number of common shares the company is authorized to issue was also increased from 600 million to 1,200 million. The number of authorized preferred shares, none of which has been issued, remained at nine million.

In May 2007, the board of directors authorized plans to repurchase up to 40 million (post stock split) additional shares of common stock. The new repurchase plan went into effect after the previous 52 million (post stock split) share repurchase plan, announced in November 2005, was completed in August 2007. Repurchases will be made at the company’s discretion in the open market.

A reconciliation of basic and diluted income per share follows in millions, except per share amounts:

	2007	2006	2005
Continuing Operations:
Income	$1,821.7	$1,453.2	$1,414.0
Average shares outstanding*	449.3	466.8	486.6
Basic income per share*	$4.05	$3.11	$2.90
Average shares outstanding*	449.3	466.8	486.6
Effect of dilutive stock options*	5.7	4.8	6.3
Total potential shares outstanding*	455.0	471.6	492.9
Diluted income per share*	$4.00	$3.08	$2.87
Total Operations:
Net Income	$1,821.7	$1,693.8	$1,446.8
Average shares outstanding*	449.3	466.8	486.6
Basic net income per share*	$4.05	$3.63	$2.97
Total potential shares outstanding*	455.0	471.6	492.9
Diluted net income per share*	$4.00	$3.59	$2.94

*	Adjusted for two-for-one stock split.

All stock options outstanding were included in the computation during 2007, 2006 and 2005, except 18 thousand stock options in 2006 on a post stock split basis that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

In the first quarter of 2006, the company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, (see Note 1 for “Share-Based Compensation” for 2005 information).

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The company recognizes the compensation cost on these stock options and restricted stock awards either immediately if the employee is eligible to retire or on a straight-line basis over the vesting period for the entire award. According to these plans at October 31, 2007, the company is authorized to grant an additional 18.7 million shares related to stock options or restricted stock on a post stock split basis.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2007	2006
Risk-free interest rate	4.4% - 5.0%	3.8% - 4.5%
Expected dividends	2.0%	1.8%
Expected volatility	26.2% - 28.8%	25.3% - 27.5%
Weighted-average volatility	26.3%	25.4%
Expected term(in years)	6.7 - 7.6	6.9 - 7.7

Stock option activity at October 31, 2007 and changes during 2007 in millions of dollars and shares except for share price follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price**	(Years)	Value
Outstanding at beginning of year*	26.4	$28.98
Granted*	3.2	48.38
Exercised*	(11.2)	27.40
Expired or forfeited*	(.1)	37.08
Outstanding at end of year*	18.3	33.31	6.47	$722.1
Exercisable at end of year*	10.3	28.12	5.54	458.4

*	Adjusted for two-for-one stock split.
**	Weighted-averages

The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 were $14.10, $10.10 and $9.99 on a post stock split basis, respectively. The total intrinsic values of options exercised during 2007, 2006 and 2005 were $320 million, $236 million and $102 million, respectively. During 2007, 2006 and 2005, cash received from stock option exercises was $286 million, $328 million and $154 million with tax benefits of $119 million, $87 million and $38 million, respectively.

The company’s nonvested restricted shares at October 31, 2007 and changes during 2007 in millions of dollars and shares follow:

	Shares	Grant-Date FairValue**
Nonvested at beginning of year*	1.4	$33.45
Granted*	.3	49.13
Vested*	(.5)	31.33
Nonvested at end of year*	1.2	38.09

*	Adjusted for two-for-one stock split.
**	Weighted-averages

During 2007 and 2006, the total share-based compensation expense was $82 million and $91 million with an income tax benefit recognized in net income of $30 million and $34 million. At October 31, 2007, there was $28 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total fair values of stock options and restricted shares vested during 2007, 2006 and 2005 were $69 million, $63 million and $55 million, respectively.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period according to the prior standard, FASB Statement No. 123, Accounting for Stock-Based Compensation, which included employees eligible to retire. Under the new standard, the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period in 2007 and 2006 was approximately $12 million and $19 million pretax, $8 million and $12 million after-tax ($.02 per share and $.03 per share, basic and diluted), respectively.

The company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2007, the company had 96.8 million shares in treasury stock and 34.9 million shares remaining to be repurchased under its current publicly announced 40.0 million share repurchase program on a post stock split basis.

25. EMPLOYEE INVESTMENT AND SAVINGS PLANS

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. Company contributions and costs under these plans were $114 million in 2007, $100 million in 2006 and $81 million in 2005.

26. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2005
Minimum pension liability adjustment	$(86)	$34	$(52)
Cumulative translation adjustment	60	1	61
Unrealized gain on derivatives:
Hedging gain	6	(2)	4
Reclassification of realized loss to net income	14	(5)	9
Net unrealized gain	20	(7)	13
Unrealized holding loss and net loss on investments*	(9)	3	(6)
Total other comprehensive income (loss)	$(15)	$31	$16

*	Reclassification of realized gains or losses to net income were not material.

2006
Minimum pension liability adjustment	$34	$(13)	$21
Cumulative translation adjustment	73	7	80
Unrealized hedging gain and net gain on derivatives*		1	1
Unrealized loss on investments:
Holding loss	(5)	2	(3)
Reclassification of realized loss to net income	4	(2)	2
Net unrealized loss	(1)		(1)
Total other comprehensive income (loss)	$106	$(5)	$101

*	Reclassification of realized gains or losses to net income were not material.

2007
Minimum pension liability adjustment	$104	$(38)	$66
Cumulative translation adjustment	325	4	329
Unrealized loss on derivatives:
Hedging loss	(16)	6	(10)
Reclassification of realized gain to net income	(6)	2	(4)
Net unrealized loss	(22)	8	(14)
Unrealized loss on investments:
Holding loss	(6)	2	(4)
Reclassification of realized loss to net income	4	(1)	3
Net unrealized loss	(2)	1	(1)
Total other comprehensive income (loss)	$405	$(25)	$380

27. FINANCIAL INSTRUMENTS

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$15,631	$15,474	$14,004	$13,799
Restricted financing receivables	$2,289	$2,284	$2,371	$2,348
Short-term secured borrowings*	$2,344	$2,356	$2,403	$2,402
Long-term borrowings:
Equipment Operations	$1,973	$2,172	$1,969	$2,197
Financial Services	9,825	9,897	9,615	9,678
Total	$11,798	$12,069	$11,584	$11,875

*	See Note 18.

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

Interest Rate Swaps

The company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the credit operations’ borrowings to those of the assets being funded. For transactions not designated as hedges under FASB Statement No. 133, the fair value gains or losses from these interest rate swaps are recognized currently in interest expense, generally offsetting the interest expense on the exposures being hedged.

Certain interest rate swaps were designated as hedges of future cash flows from variable interest rate borrowings. The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. Gains or losses in other comprehensive income related to cash flow hedges that have been discontinued are amortized to interest expense over the remaining duration of the original forecasted transaction that will still occur. The total amount of gain recorded in other comprehensive income at October 31, 2007 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $2 million after-tax. These swaps mature in up to forty-one months.

Certain interest rate swaps were designated as fair value hedges of fixed-rate, long-term borrowings. The effective portions of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings.

Any ineffective portions of the gains or losses on all cash flow and fair value interest rate swaps designated as hedges were recognized currently in interest expense and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The company has certain interest rate swap agreements that are not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the fair value gains or losses are recognized currently in interest expense. These swaps are used to facilitate certain borrowings.

The cash flows from all interest rate swaps are related to managing interest rate exposures and are recorded in operating activities in the consolidated statement of cash flows.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and options in order to manage the currency exposure of certain receivables, liabilities and expected inventory purchases. For transactions not designated as hedges under FASB Statement No. 133, the fair value gains or losses from these foreign currency derivatives are recognized currently in cost of sales or other operating expenses, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The company has designated certain foreign exchange forward contracts as cash flow hedges of expected inventory purchases. The effective portions of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into cost of sales as the inventory costs are recognized in cost of sales. These amounts offset the effect of the changes in foreign exchange rates on the related inventory purchases. The amount of the gain recorded in other comprehensive income that is expected to be reclassified to cost of sales in the next twelve months is approximately $.1 million after-tax. These contracts mature in up to six months.

Any ineffective portions of the gains or losses on all cash flow and fair value foreign exchange contracts and swaps designated as hedges were recognized currently in earnings and were not material. There were no gains or losses reclassified from unrealized in other comprehensive income to realized in earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transaction will not occur. There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.

The cash flows from foreign exchange forward contracts, swaps and options are related to purchases of inventory and sales of equipment and are recorded in operating activities in the consolidated statement of cash flows.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005

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

The commercial and consumer equipment segment manufactures and distributes equipment, products and service parts for commercial and residential uses – including tractors for lawn, garden, commercial and utility purposes; mowing equipment, including walk-behind mowers; golf course equipment; utility vehicles; landscape and nursery products; irrigation equipment; and other outdoor power products.

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

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2007, 2006 and 2005 were as follows: agricultural equipment net sales of $104 million, $138 million and $105 million, construction and forestry net sales of $9 million, $10 million and $13 million, and credit revenues of $276 million, $216 million and $237 million, respectively.

OPERATING SEGMENTS	2007	2006	2005
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$12,121	$10,232	$10,567
Commercial and consumer equipment net sales	4,333	3,877	3,605
Construction and forestry net sales	5,035	5,775	5,229
Total net sales	21,489	19,884	19,401
Credit revenues	2,094	1,819	1,450
Other revenues*	499	445	340
Total	$24,082	$22,148	$21,191

*	Other revenues are primarily the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 30, net of certain intercompany eliminations.

Operating profit
Agricultural equipment	$1,443	$882	$970
Commercial and consumer equipment	304	221	183
Construction and forestry	571	802	689
Credit*	548	520	491
Other	5	1
Total operating profit	2,871	2,426	2,333
Interest income	103	75	103
Investment income	75	83	25
Interest expense	(181)	(193)	(211)
Foreign exchange gain (loss) from equipment operations financing activities	3	12	(7)
Corporate expenses—net	(166)	(208)	(130)
Income taxes	(883)	(742)	(699)
Total	(1,049)	(973)	(919)
Income from continuing operations	1,822	1,453	1,414
Income from discontinued operations		241	33
Net income	$1,822	$1,694	$1,447

*	Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agricultural equipment	$10	$7	$6
Commercial and consumer equipment	6	6	5
Construction and forestry	4	4	4
Credit**	1,758	1,570	1,241
Corporate	103	75	103
Intercompany**	(293)	(295)	(281)
Total	$1,588	$1,367	$1,078

*	Does not include finance rental income for equipment on operating leases.
**	Includes interest income from Equipment Operations for financing trade receivables.

OPERATING SEGMENTS	2007	2006	2005
Interest expense
Agricultural equipment*	$152	$142	$138
Commercial and consumer equipment*	56	57	52
Construction and forestry*	39	44	34
Credit	1,017	876	607
Corporate	181	193	211
Intercompany*	(294)	(295)	(281)
Total	$1,151	$1,017	$761

*	Includes interest compensation to credit operations for financing trade receivables.

Depreciation* and amortization expense
Agricultural equipment	$274	$255	$236
Commercial and consumer equipment	80	82	75
Construction and forestry	75	70	66
Credit	315	284	250
Discontinued operations			9
Total	$744	$691	$636

*	Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agricultural equipment	$12	$10	$8
Commercial and consumer equipment	1	1	(1)
Construction and forestry	16	10	(2)
Credit			1
Total	$29	$21	$6

Identifiable operating assets
Agricultural equipment	$4,227	$3,342	$3,383
Commercial and consumer equipment	1,689	1,383	1,460
Construction and forestry	2,334	2,386	2,078
Credit	23,518	21,316	19,057
Other	193	157	17
Corporate*	6,615	6,136	7,291
Discontinued operations			351
Total	$38,576	$34,720	$33,637

*

Corporate assets are primarily the Equipment Operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 30, net of certain intercompany eliminations.

Capital additions
Agricultural equipment	$386	$354	$333
Commercial and consumer equipment	85	43	67
Construction and forestry	118	92	77
Credit	475	292	46
Discontinued operations			1
Total	$1,064	$781	$524

Investment in unconsolidated affiliates
Agricultural equipment	$36	$31	$20
Commercial and consumer equipment	5	4	3
Construction and forestry	104	84	80
Credit	5	5	4
Total	$150	$124	$107

                The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2007	2006	2005
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (89%)*	$13,829	$13,851	$13,511
Financial Services revenues (83%)*	1,925	1,655	1,251
Total	15,754	15,506	14,762
Outside U.S. and Canada:
Equipment Operations net sales	7,660	6,033	5,890
Financial Services revenues	234	216	200
Total	7,894	6,249	6,090
Other revenues	434	393	339
Total	$24,082	$22,148	$21,191

*	The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2007, 2006 and 2005.

Operating profit
U.S. and Canada:
Equipment Operations	$1,539	$1,445	$1,298
Financial Services	486	470	431
Total	2,025	1,915	1,729
Outside U.S. and Canada:
Equipment Operations	779	460	544
Financial Services	67	51	60
Total	846	511	604
Total	$2,871	$2,426	$2,333

Property and equipment
U.S.	$2,283	$1,730	$1,413
Germany	381	320	284
Other countries	870	714	647
Total	$3,534	$2,764	$2,344

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007 Market price*
High	$50.70	$58.25	$66.98	$78.65
Low	$41.63	$49.00	$53.76	$56.96
2006 Market price*
High	$36.30	$44.50	$45.99	$45.24
Low	$30.20	$34.91	$34.90	$33.45

*	Adjusted for two-for-one stock split.

At October 31, 2007, there were 27,631 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. Such information is shown in millions of dollars except for per share amounts.

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
2007
Net sales and revenues	$4,425		$6,882		$6,634		$6,141
Net sales	3,815		6,266		5,985		5,423
Gross profit	865		1,560		1,442		1,369
Income from continuing operations before income taxes	366		889		802		619
Net income	239		624		537		422
Income per share from continuing operations – basic*	.53		1.38		1.20		.96
Net Income per share – basic*	.53		1.38		1.20		.96
Income per share from continuing operations – diluted*	.52		1.36		1.18		.94
Net Income per share – diluted*	.52		1.36		1.18		.94
Dividends declared per share*	.22		.22		.22		.25
Dividends paid per share*	.19	1/2	.22		.22		.22
2006**
Net sales and revenues	$4,202		$6,562		$6,267		$5,117
Net sales	3,691		6,029		5,677		4,487
Gross profit	795		1,486		1,279		962
Income from continuing operations before income taxes	340		785		681		368
Net income	236		745		436		277
Income per share from continuing operations – basic*	.47		1.10		.93		.61
Net Income per share – basic*	.50		1.58		.93		.61
Income per share from continuing operations – diluted*	.47		1.08		.92		.60
Net Income per share – diluted*	.49		1.56		.92		.60
Dividends declared per share*	.19	1/2	.19	1/2	.19	1/2	.19	1/2
Dividends paid per share*	.15	1/2	.19	1/2	.19	1/2	.19	1/2

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*	Adjusted for two-for-one stock split.
**	See Notes 2 and 3.

Dividend and Other Events

A quarterly dividend of $.25 per share on a post stock split basis was declared at the board of directors meeting on November 29, 2007, payable on February 1, 2008 to stockholders of record on December 31, 2007.

In December 2007, the company’s credit operations issued $500 million of 4.95% medium–term notes due in 2012 and entered into interest rate swaps related to these notes, which swapped the fixed rate to a variable rate of 5.58% as of December 13, 2007.

30. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2007, 2006 and 2005

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2007	2006	2005	2007	2006	2005
Net Sales and Revenues
Net sales	$21,489.1	$19,884.0	$19,401.4
Finance and interest income	123.4	92.2	118.8	$2,225.2	$1,980.3	$1,601.5
Other income	403.7	383.9	308.1	214.3	163.6	86.1
Total	22,016.2	20,360.1	19,828.3	2,439.5	2,143.9	1,687.6

Costs and Expenses
Cost of sales	16,254.0	15,362.0	15,179.3
Research and development expenses	816.8	725.8	677.3
Selling, administrative and general expenses	2,237.0	1,942.1	1,766.8	390.8	384.3	322.3
Interest expense	181.2	193.4	211.3	1,017.3	876.1	607.3
Interest compensation to Financial Services	246.4	243.7	223.1
Other operating expenses	157.8	239.9	146.4	478.8	362.9	275.6
Total	19,893.2	18,706.9	18,204.2	1,886.9	1,623.3	1,205.2

Income of Consolidated Group before Income Taxes	2,123.0	1,653.2	1,624.1	552.6	520.6	482.4
Provision for income taxes	693.8	564.4	527.7	189.3	177.3	170.8
Income of Consolidated Group	1,429.2	1,088.8	1,096.4	363.3	343.3	311.6

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	360.8	342.8	317.4	.4	.4	.6
Other	31.7	21.6	.2
Total	392.5	364.4	317.6	.4	.4	.6
Income from Continuing Operations	1,821.7	1,453.2	1,414.0	363.7	343.7	312.2
Income from Discontinued Operations		240.6	32.8		240.6	32.8
Net Income	$1,821.7	$1,693.8	$1,446.8	$363.7	$584.3	$345.0

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.

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

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2007 and 2006

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2007	2006	2007	2006
ASSETS
Cash and cash equivalents	$2,019.6	$1,476.7	$259.1	$210.8
Marketable securities	1,468.2	1,709.0	155.1	107.7
Receivables from unconsolidated subsidiaries and affiliates	437.0	494.2	.2	.1
Trade accounts and notes receivable-net	1,028.8	986.7	2,475.9	2,485.6
Financing receivables-net	11.0	5.3	15,620.2	13,998.7
Restricted financing receivables-net			2,289.0	2,370.8
Other receivables	524.0	317.9	74.2	130.4
Equipment on operating leases-net			1,705.3	1,493.9
Inventories	2,337.3	1,957.3
Property and equipment-net	2,721.4	2,414.0	812.6	349.6
Investments in unconsolidated subsidiaries and affiliates	2,643.4	2,665.3	5.1	4.6
Goodwill	1,234.3	1,110.0
Other intangible assets-net	131.0	56.4
Retirement benefits	1,967.6	2,630.3	9.0	12.1
Deferred income taxes	1,418.5	681.5	46.1	10.6
Other assets	347.6	306.1	259.3	298.3
Total Assets	$18,289.7	$16,810.7	$23,711.1	$21,473.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$129.8	$282.5	$9,839.7	$7,838.6
Payables to unconsolidated subsidiaries and affiliates	136.5	31.0	407.4	472.2
Accounts payable and accrued expenses	4,884.4	4,115.2	924.2	803.1
Accrued taxes	242.4	137.9	33.7	14.6
Deferred income taxes	99.8	16.8	148.8	158.0
Long-term borrowings	1,973.2	1,969.5	9,825.0	9,614.5
Retirement benefits and other liabilities	3,667.8	2,766.6	33.1	26.3
Total liabilities	11,133.9	9,319.5	21,211.9	18,927.3
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000** shares; issued – 536,431,204** shares in 2007 and 2006), at stated value	2,777.0	2,203.5	1,122.4	1,014.1
Common stock in treasury, 96,795,090** shares in 2007 and 81,965,080** shares in 2006, at cost	(4,015.4)	(2,673.4)
Retained earnings	9,031.7	7,886.8	1,228.8	1,453.2
Total	7,793.3	7,416.9	2,351.2	2,467.3
Retirement benefits adjustment	(1,113.1)
Minimum pension liability adjustment		(87.6)
Cumulative translation adjustment	479.4	150.3	153.6	65.2
Unrealized gain (loss) on derivatives	(7.6)	6.8	(7.7)	8.7
Unrealized gain on investments	3.8	4.8	2.1	4.7
Accumulated other comprehensive income (loss)	(637.5)	74.3	148.0	78.6
Total stockholders’ equity	7,155.8	7,491.2	2,499.2	2,545.9
Total Liabilities and Stockholders’ Equity	$18,289.7	$16,810.7	$23,711.1	$21,473.2

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis.
**	Adjusted for two-for-one stock split effective November 26, 2007.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The supplemental “Financial Services” data represent primarily Deere & Company’s credit operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2007, 2006 and 2005

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2007	2006	2005	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,821.7	$1,693.8	$1,446.8	$363.7	$584.3	$345.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	7.5	14.6	13.2	63.5	51.4	12.9
Provision for depreciation and amortization	429.2	406.8	377.4	374.6	323.2	297.9
Gain on the sale of a business		(356.0)			(356.0)
Undistributed earnings of unconsolidated subsidiaries and affiliates	207.7	(273.7)	(181.8)	(.3)	(.3)	(.6)
Provision (credit) for deferred income taxes	39.1	19.1	(40.2)	(43.3)	(3.4)	(9.1)
Changes in assets and liabilities:
Receivables	(38.8)	(108.4)	16.7	(17.0)	(20.6)	(4.3)
Inventories	(87.9)	211.8	(68.5)
Accounts payable and accrued expenses	329.8	83.8	295.6	104.0	128.7	78.5
Accrued income taxes payable/receivable	(5.1)	45.1	143.3	15.6	(15.4)	6.5
Retirement benefit accruals/prepaid pension costs	(172.1)	(395.1)	(313.7)	9.0	(4.9)	1.7
Other	157.6	(30.5)	(27.4)	(18.8)	105.2	(143.1)
Net cash provided by operating activities	2,688.7	1,311.3	1,661.4	851.0	792.2	585.4

Cash Flows from Investing Activities
Collections of receivables				30,178.1	29,067.2	27,407.3
Proceeds from sales of financing receivables				229.9	139.6	132.7
Proceeds from maturities and sales of marketable securities	2,453.5	2,901.6	1,016.0	5.0	104.4	48.9
Proceeds from sales of equipment on operating leases			5.6	355.2	310.9	393.5
Proceeds from sales of businesses, net of cash sold	77.2	440.1	50.0
Cost of receivables acquired				(31,195.0)	(30,907.0)	(30,415.2)
Purchases of marketable securities	(2,200.8)	(2,447.3)	(3,175.4)	(50.8)	(118.3)	(100.9)
Purchases of property and equipment	(557.3)	(493.1)	(466.9)	(465.2)	(272.9)	(45.7)
Cost of equipment on operating leases acquired				(825.6)	(808.9)	(687.4)
Acquisitions of businesses, net of cash acquired	(189.3)	(55.7)	(169.7)
Other	(97.2)	32.4	(10.5)	48.6	(106.3)	(42.9)
Net cash provided by (used for) investing activities	(513.9)	378.0	(2,750.9)	(1,719.8)	(2,591.3)	(3,309.7)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(208.0)	(140.6)	96.7	307.5	1,349.3	1,717.7
Change in intercompany receivables/payables	67.6	(184.4)	1,132.7	(67.6)	4.7	(1,177.4)
Proceeds from long-term borrowings				4,283.8	3,140.2	3,805.4
Payments of long-term borrowings	(7.8)	(782.7)	(76.6)	(3,128.7)	(2,737.8)	(1,433.0)
Proceeds from issuance of common stock	285.7	327.6	153.6
Repurchases of common stock	(1,517.8)	(1,299.3)	(918.9)
Dividends paid	(386.7)	(348.4)	(289.7)	(588.1)	(106.7)	(166.7)
Excess tax benefits from share-based compensation	102.2	85.6
Other	3.7	(10.6)	(2.0)	93.4	40.8	23.7
Net cash provided by (used for) financing activities	(1,661.1)	(2,352.8)	95.8	900.3	1,690.5	2,769.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	29.2	16.6	(22.2)	16.8	5.2	2.8
Net Increase (Decrease) in Cash and Cash Equivalents	542.9	(646.9)	(1,015.9)	48.3	(103.4)	48.2
Cash and Cash Equivalents at Beginning of Year	1,476.7	2,123.6	3,139.5	210.8	314.2	266.0
Cash and Cash Equivalents at End of Year	$2,019.6	$1,476.7	$2,123.6	$259.1	$210.8	$314.2

*	Deere & Company with Financial Services on the equity basis.

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2007		2006	2005		2004	2003	2002	2001	2000	1999	1998
Net sales and revenues	$24,082		$22,148	$21,191		$19,204	$14,856	$13,296	$12,694	$12,650	$11,289	$13,389
Net sales	21,489		19,884	19,401		17,673	13,349	11,703	11,077	11,169	9,701	11,926
Finance and interest income	2,055		1,777	1,440		1,196	1,276	1,339	1,445	1,321	1,104	1,007
Research and development expenses	817		726	677		612	577	528	590	542	458	445
Selling, administrative and general expenses	2,621		2,324	2,086		1,984	1,623	1,546	1,609	1,407	1,265	1,213
Interest expense	1,151		1,018	761		592	629	637	766	677	557	519
Income (loss) from continuing operations	1,822		1,453	1,414		1,398	620	296	(83)	470	227	1,016
Net income (loss)	1,822		1,694	1,447		1,406	643	319	(64)	486	239	1,021
Return on net sales	8.5%		8.5%	7.5%		8.0%	4.8%	2.7%	(.6)%	4.3%	2.5%	8.6%
Return on beginning stockholders’ equity	24.3%		24.7%	22.6%		35.1%	20.3%	8.0%	(1.5)%	11.9%	5.9%	24.6%

Income (loss) per share from continuing operations – basic*	$4.05		$3.11	$2.90		$2.82	$1.29	$.62	$(.18)	$1.01	$.48	$2.09
– diluted*	4.00		3.08	2.87		2.76	1.27	.61	(.18)	1.00	.48	2.07
Net income (loss) per share –basic*	4.05		3.63	2.97		2.84	1.34	.67	(.14)	1.04	.51	2.10
–diluted*	4.00		3.59	2.94		2.78	1.32	.66	(.14)	1.03	.51	2.08
Dividends declared per share*	.91		.78	.60	1/2	.53	.44	.44	.44	.44	.44	.44
Dividends paid per share*	.85	1/2	.74	.59		.50	.44	.44	.44	.44	.44	.43

Average number of common shares outstanding (in millions) – basic*	449.3		466.8	486.6		494.5	480.4	476.4	470.0	468.6	465.7	486.6
– diluted*	455.0		471.6	492.9		506.2	486.7	481.8	473.5	472.0	468.8	491.4

*			Adjusted for two-for-one stock split effective November 26, 2007.

Total assets	$38,576		$34,720	$33,637		$28,754	$26,258	$23,768	$22,663	$20,469	$17,578	$18,002
Trade accounts and notes receivable – net	3,055		3,038	3,118		3,207	2,619	2,734	2,923	3,169	3,251	4,059
Financing receivables – net	15,631		14,004	12,869		11,233	9,974	9,068	9,199	8,276	6,743	6,333
Restricted financing receivables – net	2,289		2,371	1,458
Equipment on operating leases – net	1,705		1,494	1,336		1,297	1,382	1,609	1,939	1,954	1,655	1,209
Inventories	2,337		1,957	2,135		1,999	1,366	1,372	1,506	1,553	1,294	1,287
Property and equipment – net	3,534		2,764	2,343		2,138	2,064	1,985	2,037	1,893	1,759	1,675
Short-term borrowings:
Equipment Operations	130		282	678		312	577	398	773	928	642	1,512
Financial Services	9,839		7,839	6,206		3,146	3,770	4,039	5,425	4,831	3,846	3,810
Total	9,969		8,121	6,884		3,458	4,347	4,437	6,198	5,759	4,488	5,322
Long-term borrowings:
Equipment Operations	1,973		1,969	2,423		2,728	2,727	2,989	2,210	1,718	1,036	553
Financial Services	9,825		9,615	9,316		8,362	7,677	5,961	4,351	3,046	2,770	2,239
Total	11,798		11,584	11,739		11,090	10,404	8,950	6,561	4,764	3,806	2,792
Total stockholders’ equity	7,156		7,491	6,852		6,393	4,002	3,163	3,992	4,302	4,094	4,080

Book value per share*	$16.28		$16.48	$14.46		$12.95	$8.22	$6.62	$8.41	$9.17	$8.76	$8.78
Capital expenditures	$1,025		$774	$512		$364	$313	$358	$495	$419	$308	$438
Number of employees (at year end)	52,022		46,549	47,423		46,465	43,221	43,051	45,069	43,670	38,726	37,002

*			Adjusted for two-for-one stock split effective November 26, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related statements of consolidated income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2007.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), which changed its method of accounting for pension and other postretirement benefits as of October 31, 2007.

DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date:  December 20, 2007

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

Signature	Title		Date
)
/s/ C. C. Bowles	Director	)
C. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ T. Kevin Dunnigan	Director	)	December 20, 2007
T. Kevin Dunnigan		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)

Signature	Title		Date

/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Arthur L. Kelly	Director	)
Arthur L. Kelly		)
)
)
/s/ R. W. Lane	Chairman, Director and	)
R. W. Lane	Chief Executive Officer	)
)
)
/s/ Antonio Madero B.	Director	)	December 20, 2007
Antonio Madero B.		)
)
)
/s/ M. J. Mack, Jr.	Senior Vice President,	)
M. J. Mack, Jr.	Chief Financial Officer and	)
	Chief Accounting Officer	)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2007, 2006 and 2005

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2007
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$55,820	$7,565	Bad debt recoveries	$143	Trade receivable write-offs	$5,248	$58,280

Financial Services
Trade receivable allowances	5,880	1,711	Other	66	Trade receivable write-offs	1,590	6,067
Financing receivable allowances	155,363	61,681	Other (translation)	13,846	Financing receivable write-offs	58,893	171,997
Consolidated receivable allowances	$217,063	$70,957		$14,055		$65,731	$236,344

YEAR ENDED OCTOBER 31, 2006
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$48,219	$14,493	Bad debt recoveries	$499	Trade receivable write-offs	$7,391	$55,820

Financial Services
Trade receivable allowances	5,771	939	Other	174	Trade receivable write-offs	1,004	5,880
Financing receivable allowances	140,333	50,554	Other (translation)	3,299	Financing receivable write-offs	38,823	155,363
Consolidated receivable allowances	$194,323	$65,986		$3,972		$47,218	$217,063

YEAR ENDED OCTOBER 31, 2005
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$43,248	$13,218	Bad debt recoveries	$407	Trade receivable write-offs	$9,654	$48,219
			Acquisitions	1,053	Transfers related to trade
					receivable sales	53
Financial Services
Trade receivable allowances	12,686	(5,759)	Acquisitions	53	Trade receivable write-offs	1,209	5,771
Financing receivable allowances	145,437	19,350	Other (translation)	3,281	Financing receivable write-offs	27,735	140,333
Consolidated receivable allowances	$201,371	$26,809		$4,794		$38,651	$194,323

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended

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

4.4

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Credit Limited (Exhibit 4.5 to Form 10-K of registrant for the year ended October 31, 2002*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.6	Deere & Company Voluntary Deferred Compensation Plan, (Exhibit 10.6 to Form 10-K of registrant for the year ended October 31, 2006*)

10.7	John Deere Short-Term Incentive Bonus Plan

10.8	John Deere Mid-Term Incentive Plan

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 10 to Form 8-K of registrant dated February 22, 2006*)

10.11	Form of John Deere Nonqualified Stock Option Grant (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2004*)

10.12	Form of John Deere Restricted Stock Unit Grant (Exhibit 10.12 to Form 10-K of registrant for the year ended October 31, 2005*)

10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004*)

10.14	John Deere Defined Contribution Restoration Plan as amended December 2005 (Exhibit 10.14 to Form 10-K of registrant for the year ended October 31, 2005*)

10.15	John Deere Supplemental Pension Benefit Plan, as amended December 2005 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 2005*)

10.16	John Deere Senior Supplementary Pension Benefit Plan as amended December 2005 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 2005*)

10.17	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2005 (Exhibit 10.17 to Form 10-K of registrant for the year ended October 31, 2005*)

10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Notice and Proxy Statement of registrant for the annual shareholder meeting on February 27, 2002 *)

10.19	Deere & Company Nonemployee Director Deferred Compensation Plan (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2006*)

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

10.26

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005*)

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