Form 10-Q
period 2008-01-31
DEERE & CO
filed 2008-02-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Yes   ☐     No   ☒

At January 31, 2008, 436,035,942 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Three Months Ended January 31, 2008 and 2007

(In millions of dollars and shares except per share amounts) Unaudited

	2008	2007
Net Sales and Revenues
Net sales	$4,530.6	$3,814.9
Finance and interest income	527.9	482.4
Other income	142.5	127.9
Total	5,201.0	4,425.2

Costs and Expenses
Cost of sales	3,361.8	2,950.2
Research and development expenses	204.3	176.8
Selling, administrative and general expenses	652.8	543.5
Interest expense	295.1	267.1
Other operating expenses	155.5	122.2
Total	4,669.5	4,059.8

Income of Consolidated Group Before Income Taxes	531.5	365.4
Provision for income taxes	170.0	128.1
Income of Consolidated Group	361.5	237.3
Equity in income of unconsolidated affiliates	7.6	1.4
Net Income	$369.1	$238.7

Per Share Data
Net income - basic	$.84	$.53
Net income - diluted	$.83	$.52

Average Shares Outstanding:
Basic	437.7	454.5
Diluted	444.2	459.7

See Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31	October 31	January 31
	2008	2007	2007
Assets
Cash and cash equivalents	$1,496.3	$2,278.6	$1,341.1
Marketable securities	1,153.6	1,623.3	1,410.0
Receivables from unconsolidated affiliates	39.2	29.6	24.1
Trade accounts and notes receivable - net	3,199.3	3,055.0	3,188.2
Financing receivables - net	15,233.1	15,631.2	13,683.7
Restricted financing receivables - net	1,960.6	2,289.0	2,066.7
Other receivables	648.7	596.3	408.2
Equipment on operating leases - net	1,628.4	1,705.3	1,420.8
Inventories	3,288.8	2,337.3	2,484.1
Property and equipment - net	3,651.7	3,534.0	2,951.0
Investments in unconsolidated affiliates	157.1	149.5	124.9
Goodwill	1,248.3	1,234.3	1,115.7
Other intangible assets - net	131.2	131.0	54.4
Retirement benefits	2,016.5	1,976.0	2,635.3
Deferred income taxes	1,451.4	1,399.5	585.2
Other assets	911.1	605.8	653.7
Total Assets	$38,215.3	$38,575.7	$34,147.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,461.6	$9,969.4	$9,053.1
Payables to unconsolidated affiliates	174.4	136.5	72.8
Accounts payable and accrued expenses	5,019.2	5,357.9	4,027.0
Accrued taxes	500.1	274.3	150.4
Deferred income taxes	188.4	183.4	60.0
Long-term borrowings	12,344.4	11,798.2	10,571.1
Retirement benefit accruals and other liabilities	3,488.8	3,700.2	2,636.8
Total liabilities	31,176.9	31,419.9	26,571.2
Common stock, $1 par value (issued shares at January 31, 2008 — 536,431,204)	2,882.4	2,777.0	2,299.6
Common stock in treasury	(4,449.4)	(4,015.4)	(2,817.6)
Retained earnings	9,243.4	9,031.7	8,025.3
Total	7,676.4	7,793.3	7,507.3
Accumulated other comprehensive income (loss)	(638.0)	(637.5)	68.6
Stockholders’ equity	7,038.4	7,155.8	7,575.9
Total Liabilities and Stockholders’ Equity	$38,215.3	$38,575.7	$34,147.1

See Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2008 and 2007
(In millions of dollars) Unaudited

	2008	2007
Cash Flows from Operating Activities
Net income	$369.1	$238.7
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	17.4	14.8
Provision for depreciation and amortization	199.7	185.7
Share-based compensation expense	45.5	42.6
Undistributed earnings of unconsolidated affiliates	(5.8)	(.3)
Credit for deferred income taxes	(20.2)	(3.9)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	53.0	(30.7)
Inventories	(1,013.0)	(579.8)
Accounts payable and accrued expenses	(378.8)	(418.5)
Accrued income taxes payable/receivable	183.1	19.6
Retirement benefits	(195.2)	(159.4)
Other	(79.8)	5.2
Net cash used for operating activities	(825.0)	(686.0)
Cash Flows from Investing Activities
Collections of financing receivables	3,118.3	2,859.0
Proceeds from sales of financing receivables	6.6	22.6
Proceeds from maturities and sales of marketable securities	692.8	801.5
Proceeds from sales of equipment on operating leases	125.2	94.8
Proceeds from sales of businesses, net of cash sold	18.4
Cost of financing receivables acquired	(2,723.8)	(2,429.2)
Purchases of marketable securities	(220.4)	(392.9)
Purchases of property and equipment	(233.1)	(323.7)
Cost of equipment on operating leases acquired	(79.2)	(73.1)
Acquisitions of businesses, net of cash acquired	(34.0)
Other	(14.0)	(6.7)
Net cash provided by investing activities	656.8	552.3
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(116.2)	4.9
Proceeds from long-term borrowings	1,037.7	12.8
Payments of long-term borrowings	(1,039.9)	(52.1)
Proceeds from issuance of common stock	68.7	81.1
Repurchases of common stock	(481.5)	(202.6)
Dividends paid	(110.4)	(88.7)
Excess tax benefits from share-based compensation	35.1	25.7
Other	(1.2)	(2.4)
Net cash used for financing activities	(607.7)	(221.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.4)	8.6
Net Decrease in Cash and Cash Equivalents	(782.3)	(346.4)
Cash and Cash Equivalents at Beginning of Period	2,278.6	1,687.5
Cash and Cash Equivalents at End of Period	$1,496.3	$1,341.1

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

On November 14, 2007, a special meeting of stockholders was held authorizing a two-for-one stock split effected in the form of a 100 percent stock dividend to holders of record on November 26, 2007, distributed on December 3, 2007. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. The number of shares of common stock issuable upon exercise of outstanding stock options, vesting of other stock awards, and the number of shares reserved for issuance under various employee benefit plans were proportionately increased in accordance with terms of the respective plans.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $57 million and $51 million in the first three months of 2008 and 2007, respectively. The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $83 million and $47 million at January 31, 2008 and 2007, respectively.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services — Includes the Company’s credit and certain miscellaneous service operations.

Consolidated — Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended January 31
	2008	2007

Balance, beginning of period	$9,031.7	$7,886.8
Net income	369.1	238.7
Dividends declared	(109.3)	(100.2)
Adoption of FASB Interpretation No. 48 (see Note 14)	(48.0)
Other	(.1)
Balance, end of period	$9,243.4	$8,025.3

(4)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2008	October 31 2007	January 31 2007
Raw materials and supplies	$1,052	$882	$816
Work-in-process	543	425	448
Finished goods and parts	2,941	2,263	2,368
Total FIFO value	4,536	3,570	3,632
Less adjustment to LIFO basis	1,247	1,233	1,148
Inventories	$3,289	$2,337	$2,484

(5)	Contingencies and commitments:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the Equipment Operations’ extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized warranty premiums (deferred revenue) included in the following table totaled $79 million and $46 million at January  31, 2008 and 2007, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2008	2007

Balance, beginning of period	$626	$552
Payments	(121)	(109)
Amortization of premiums received	(4)	(4)
Accruals for warranties	117	107
Premiums received	8	6
Balance, end of period	$626	$552

At January 31, 2008, the Company had approximately $192 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2008, the Company had an accrued liability of approximately $7 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2008 was approximately seven years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums. At January 31, 2008, the maximum exposure for uncollected premiums was approximately $10 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $14 million at January 31, 2008. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at January 31, 2008, the credit operations’ accrued liability under the Agreement was not material.

At January 31, 2008, the Company had commitments of approximately $407 million for the construction and acquisition of property and equipment. Also, at January 31, 2008, the Company had pledged or restricted assets of $133 million, primarily as collateral for borrowings. See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at January 31, 2008, for which it believes the probability for payment is remote. See Note 6 for recourse on sales of receivables.

(6)	Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). For securitizations entered into prior to 2005, the structure of these transactions is such that the transfer of the retail notes met the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Beginning in 2005, the transfer of retail notes into new securitization transactions did not meet the sales criteria of FASB Statement No. 140 and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction. Further information related to the secured borrowings and sales of retail notes is provided below.

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

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2008	October 31 2007	January 31 2007
Restricted financing receivables (retail notes)	$1,972	$2,301	$2,078
Allowance for credit losses	(11)	(12)	(11)
Other assets	44	45	93
Total restricted securitized assets	$2,005	$2,334	$2,160

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2008	October 31 2007	January 31 2007
Short-term borrowings	$2,050	$2,344	$2,142
Accrued interest on borrowings	3	5	3
Total liabilities related to restricted securitized assets	$2,053	$2,349	$2,145

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an SPE was consolidated that included assets (restricted retail notes) of $1,291 million, $1,494 million and $1,020 million at January 31, 2008, October 31, 2007 and January 31, 2007, respectively. These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above. At January 31, 2008, the maximum remaining term of all restricted receivables was approximately five years.

Sales of receivables

The Company has certain recourse obligations on financing receivables that it has previously sold. If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation. At January 31, 2008, the maximum amount of exposure to losses under these agreements was $29 million. The estimated credit risk associated with sold receivables totaled $.4 million at January 31, 2008. This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet. These interests are related to assets held by unconsolidated SPEs. At January 31, 2008, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $90 million. The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables. At January 31, 2008, the maximum remaining term of the receivables sold was approximately three years.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2008	2007*
Dividends declared	$.25	$.22
Dividends paid	$.25	$.19	½

* Adjusted for two-for-one stock split (see Note 1).

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2008	2007	Change
Net sales and revenues:
Agricultural equipment*	$2,758	$2,081	+33
Commercial and consumer equipment	743	641	+16
Construction and forestry*	1,030	1,093	-6
Total net sales**	4,531	3,815	+19
Credit revenues*	550	493	+12
Other revenues	120	117	+3
Total net sales and revenues**	$5,201	$4,425	+18

Operating profit:***
Agricultural equipment	$332	$137	+142
Commercial and consumer equipment	8	38	-79
Construction and forestry	117	95	+23
Credit	133	132	+1
Other	3	2	+50
Total operating profit**	593	404	+47
Interest, corporate expenses - net and income taxes	(224)	(165)	+36
Net income	$369	$239	+54

Identifiable assets:
Agricultural equipment	$4,962	$3,758	+32
Commercial and consumer equipment	1,865	1,568	+19
Construction and forestry	2,430	2,355	+3
Credit	23,309	20,965	+11
Other	210	172	+22
Corporate	5,439	5,329	+2
Total assets	$38,215	$34,147	+12

*	Additional intersegment sales and revenues
	Agricultural equipment sales	$15	$24	-38
	Construction and forestry sales	2	2
	Credit revenues	63	56	+13

**	Includes equipment operations outside the U.S. and Canada as follows:
	Net sales	$1,808	$1,324	+37
	Operating profit	210	83	+153

***

Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2008	2007*
Net income	$369.1	$238.7
Average shares outstanding	437.7	454.5
Basic income per share	$.84	$.53

Average shares outstanding	437.7	454.5
Effect of dilutive stock options	6.5	5.2
Total potential shares outstanding	444.2	459.7
Diluted net income per share	$.83	$.52

* Adjusted for two-for-one stock split (see Note 1).

Out of the total stock options outstanding during the first quarter of 2008 and 2007, options to purchase 2.0 million shares and 3.3 million shares, respectively, were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for the exercise of these options would have caused an antidilutive effect on net income per share.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2008	2007
Net income	$369.1	$238.7

Other comprehensive income, net of tax:
Retirement benefits adjustment	30.5
Cumulative translation adjustment	(.7)	(5.2)
Unrealized gain (loss) on investments	3.2	(1.7)
Unrealized gain (loss) on derivatives	(33.5)	1.2
Comprehensive income	$368.6	$233.0

(11)

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its consolidated financial statements.

(12)

The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The Company also has several defined benefit postretirement health care and life insurance plans for employees in the U.S. and Canada.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2008	2007
Service cost	$41	$39
Interest cost	128	121
Expected return on plan assets	(186)	(169)
Amortization of actuarial loss	11	28
Amortization of prior service cost	7	7
Net cost	$1	$26

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2008	2007
Service cost	$14	$17
Interest cost	81	81
Expected return on plan assets	(44)	(39)
Amortization of actuarial loss	23	58
Amortization of prior service credit	(4)	(33)
Net cost	$70	$84

During the first quarter of 2008, the Company contributed approximately $18 million to its pension plans and $230 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $122 million to its pension plans and $64 million to its other postretirement benefit plans during the remainder of fiscal year 2008. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)

In December 2007, the Company granted options to employees for the purchase of 2.0 million shares of common stock at an exercise price of $88.82 per share and a binomial lattice model fair value of $27.90 per share. At January 31, 2008, options for 18.2 million shares were outstanding with a weighted-average exercise price of $39.31 per share. The Company also granted .2 million units of restricted stock with a weighted-average fair value of $88.82 per share in the first quarter of 2008. A total of 16.2 million shares remained available for the granting of future options and restricted stock.

(14)	New accounting standard adopted in the first quarter of 2008 was as follows:

The Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of the first fiscal quarter of 2008. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. As a result of adoption, the Company recorded an increase in its liability for unrecognized tax benefits of $170 million, an increase in accrued interest and penalties payable of $30 million, an increase in deferred tax liabilities of $6 million, a reduction in the beginning retained earnings balance of $48 million, an increase in tax receivables of $136 million, an increase in deferred tax assets of $11 million and an increase in interest receivable of $11 million.

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $207 million. Approximately $65 million of this balance would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes. The liability for unrecognized tax benefits at January 31, 2008 was not materially different from the liability at the date of adoption. At the date of adoption, the Company did not have any tax positions for which it expected that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $33 million and the receivable for interest was $14 million, which have not changed materially during the first quarter.

The Company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed its examination of the Company’s federal income tax returns for periods prior to 2001, and for the years 2002, 2003 and 2004. The year 2001, and 2005 through 2007 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the beginning of fiscal year 2010. The Company has currently not determined the potential effects on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These definitions will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of fiscal year 2009 for financial assets and liabilities. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed on a recurring basis (at least annually).The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

(15) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended January 31, 2008 and 2007

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Net Sales and Revenues
Net sales	$4,530.6	$3,814.9
Finance and interest income	26.0	22.2	$568.1	$521.0
Other income	103.6	103.9	65.0	43.0
Total	4,660.2	3,941.0	633.1	564.0

Costs and Expenses
Cost of sales	3,362.2	2,950.6
Research and development expenses	204.3	176.8
Selling, administrative and general expenses	550.1	456.8	104.9	88.4
Interest expense	46.0	42.5	261.6	235.0
Interest compensation to Financial Services	53.6	50.5
Other operating expenses	47.8	32.4	131.4	106.6
Total	4,264.0	3,709.6	497.9	430.0

Income of Consolidated Group Before Income Taxes	396.2	231.4	135.2	134.0
Provision for income taxes	132.2	82.2	37.7	45.9
Income of Consolidated Group	264.0	149.2	97.5	88.1

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	95.8	87.1	.2	.1
Other	9.3	2.4
Total	105.1	89.5	.2	.1

Net Income	$369.1	$238.7	$97.7	$88.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 31 2008	October 31 2007	January 31 2007	January 31 2008	October 31 2007	January 31 2007

Assets
Cash and cash equivalents	$1,199.0	$2,019.6	$1,199.0	$297.3	$259.1	$142.1
Marketable securities	1,004.0	1,468.2	1,280.3	149.5	155.1	129.7
Receivables from unconsolidated subsidiaries and affiliates	376.3	437.0	246.3	1.1	.2	.1
Trade accounts and notes receivable - net	1,002.6	1,028.8	949.2	2,691.9	2,475.9	2,716.5
Financing receivables - net	4.4	11.0	3.3	15,228.6	15,620.2	13,680.4
Restricted financing receivables - net				1,960.6	2,289.0	2,066.7
Other receivables	575.1	524.0	285.0	76.1	74.2	123.1
Equipment on operating leases - net				1,628.4	1,705.3	1,420.8
Inventories	3,288.8	2,337.3	2,484.1
Property and equipment - net	2,716.9	2,721.4	2,459.2	934.8	812.6	491.8
Investments in unconsolidated subsidiaries and affiliates	2,586.8	2,643.4	2,714.4	5.8	5.1	5.0
Goodwill	1,248.3	1,234.3	1,115.7
Other intangible assets - net	131.2	131.0	54.4
Retirement benefits	2,008.9	1,967.6	2,624.0	8.5	9.0	11.3
Deferred income taxes	1,445.1	1,418.5	681.7	58.3	46.1	11.8
Other assets	434.5	347.6	316.8	478.4	259.3	338.4
Total Assets	$18,021.9	$18,289.7	$16,413.4	$23,519.3	$23,711.1	$21,137.7
Liabilities and Stockholders’ Equity
Short-term borrowings	$274.5	$129.8	$339.0	$9,187.1	$9,839.7	$8,714.1
Payables to unconsolidated subsidiaries and affiliates	174.5	136.5	72.6	337.8	407.4	222.3
Accounts payable and accrued expenses	4,515.9	4,884.4	3,726.8	1,000.6	924.2	779.1
Accrued taxes	443.2	242.4	115.9	59.4	33.7	34.5
Deferred income taxes	107.2	99.8	16.0	133.2	148.8	152.4
Long-term borrowings	2,012.6	1,973.2	1,958.8	10,331.8	9,825.0	8,612.4
Retirement benefit accruals and other liabilities	3,455.6	3,667.8	2,608.4	34.3	33.1	28.5
Total liabilities	10,983.5	11,133.9	8,837.5	21,084.2	21,211.9	18,543.3
Common Stock, $1 par value (issued shares at January 31, 2008 — 536,431,204)	2,882.4	2,777.0	2,299.6	1,162.4	1,122.4	1,039.0
Common stock in treasury	(4,449.4)	(4,015.4)	(2,817.6)
Retained earnings	9,243.4	9,031.7	8,025.3	1,165.0	1,228.8	1,482.8
Total	7,676.4	7,793.3	7,507.3	2,327.4	2,351.2	2,521.8
Accumulated other comprehensive income (loss)	(638.0)	(637.5)	68.6	107.7	148.0	72.6
Stockholders’ equity	7,038.4	7,155.8	7,575.9	2,435.1	2,499.2	2,594.4
Total Liabilities and Stockholders’ Equity	$18,021.9	$18,289.7	$16,413.4	$23,519.3	$23,711.1	$21,137.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2008 and 2007

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007

Cash Flows from Operating Activities
Net income	$369.1	$238.7	$97.7	$88.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	(.3)	1.4	17.7	13.3
Provision for depreciation and amortization	117.2	111.4	101.2	89.6
Undistributed earnings of unconsolidated subsidiaries and affiliates	36.7	(29.7)	(.2)	(.1)
Provision (credit) for deferred income taxes	(23.6)	(.4)	3.4	(3.6)
Changes in assets and liabilities:
Receivables	2.1	2.2	.4	2.2
Inventories	(956.3)	(529.1)
Accounts payable and accrued expenses	(332.8)	(378.9)	.3	3.8
Accrued income taxes payable/receivable	182.0	47.3	1.1	(27.7)
Retirement benefits	(196.9)	(162.1)	1.8	2.7
Other	10.5	38.9	(44.4)	10.8
Net cash provided by (used for) operating activities	(792.3)	(660.3)	179.0	179.2

Cash Flows from Investing Activities
Collections of receivables			7,041.6	6,456.1
Proceeds from sales of financing receivables			15.5	62.8
Proceeds from maturities and sales of marketable securities	679.1	801.5	13.7
Proceeds from sales of equipment on operating leases			125.2	94.8
Proceeds from sales of businesses, net of cash sold	18.4
Cost of receivables acquired			(6,633.0)	(6,144.4)
Purchases of marketable securities	(216.3)	(369.9)	(4.0)	(23.1)
Purchases of property and equipment	(132.5)	(173.1)	(100.6)	(150.7)
Cost of operating leases acquired			(156.0)	(141.6)
Acquisitions of businesses, net of cash acquired	(34.0)
Other	(72.9)	(19.7)	.7	(11.6)
Net cash provided by investing activities	241.8	238.8	303.1	142.3

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	146.3	60.9	(262.4)	(56.0)
Change in intercompany receivables/payables	79.8	256.9	(79.8)	(256.9)
Proceeds from long-term borrowings		3.7	1,037.7	9.1
Payments of long-term borrowings	(3.2)	(1.1)	(1,036.7)	(50.9)
Proceeds from issuance of common stock	68.7	81.1
Repurchases of common stock	(481.5)	(202.6)
Dividends paid	(110.4)	(88.7)	(140.0)	(58.6)
Excess tax benefits from share-based compensation	35.1	25.7
Other	2.9	(.2)	35.8	22.6
Net cash provided by (used for) financing activities	(262.3)	135.7	(445.4)	(390.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.8)	8.1	1.5	.5

Net Increase (Decrease) in Cash and Cash Equivalents	(820.6)	(277.7)	38.2	(68.7)
Cash and Cash Equivalents at Beginning of Period	2,019.6	1,476.7	259.1	210.8
Cash and Cash Equivalents at End of Period	$1,199.0	$1,199.0	$297.3	$142.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry.  The Company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation.  The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.

Trends and Economic Conditions

Farm conditions throughout the world remain quite positive, benefiting from healthy commodity prices and demand for renewable fuels.  Industry sales for 2008 are forecast to be up 15 to 20 percent for the year in the U.S. & Canada.  Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year.  Greater increases are expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth.  South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by 15 percent or more.  The Company’s agricultural equipment sales were up 33 percent for the first quarter of 2008 and are forecast to increase about 28 percent for the year, including about 4 percent related to currency translation.  The Company’s commercial and consumer equipment sales increased 16 percent for the first quarter, including 14 percent from LESCO, Inc. (LESCO), which was acquired in the third quarter of 2007.  Commercial and consumer equipment sales are projected to increase about 8 percent for the year, including about 7 percent from a full year of LESCO sales.  U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due in large part to a continuing slump in housing starts.  The Company’s construction and forestry sales declined 6 percent in the first quarter of 2008, and for the year are expected to be approximately equal to the prior year.  The Company’s credit operations net income in 2008 is forecast to be approximately $365 million.

Items of concern include the price of raw materials and certain supply constraints, which have an impact on the results of the Company’s equipment operations.  The slowdown in the economy and credit issues, which have affected the housing market, are also a concern.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  In this regard, the Company is making and intends to continue to make the financial and technical investment needed to produce engines in conformance with global emissions rules for off-road diesel engines.  Potential changes in government sponsored farmer financing programs in Brazil are a concern, as is the uncertainty over the direction of U.S. farm legislation.  Additionally, there is uncertainty regarding the impact of drought conditions in the southeastern U.S. on the Company’s commercial and consumer equipment segment sales.

Strongly favorable conditions throughout the global farm sector, coupled with a positive customer response to the Company’s product lineup, are continuing to drive results.  Further, the Company’s non-agricultural operations remain on a profitable course in spite of weakening economic conditions in the U.S.  The Company believes it remains in a prime position to benefit from positive global economic factors such as growing affluence, increasing demand for food and infrastructure, and the rising use of biofuels.

2008 Compared with 2007

Deere & Company’s net income was $369.1 million, or $.83 per share for the first quarter of 2008, compared with $238.7 million, or $.52 per share, for the same period last year.

Worldwide net sales and revenues increased 18 percent to $5,201 million for the first quarter, compared with $4,425 million a year ago.  Net sales of the Equipment Operations increased 19 percent to $4,531 million for the first quarter, compared with $3,815 million last year.  Included in these sales were positive effects for currency translation and price changes totaling 6 percent.  Equipment sales in the U.S. and Canada were up 9 percent for the first quarter.  Net sales outside the U.S. and Canada increased by 37 percent for the quarter, which included a positive currency translation effect of 11 percent.

The Company’s Equipment Operations reported operating profit of $457 million for the first quarter, compared with $270 million last year.  The improvement was largely due to the favorable impact of higher sales and production volumes and improved price realization, partially offset by higher selling, administrative and general expenses and raw material costs.  The Equipment Operations had net income of $264.0 million for the first quarter of 2008, compared with $149.2 million last year.  The same factors mentioned above in addition to a lower effective tax rate this year affected these results.

Trade receivables and inventories at the end of the first quarter were $6,488 million, or 29 percent of the last 12 months’ net sales, compared with $5,672 million, or 28 percent of net sales, a year ago.

Net income of the Company’s Financial Services operations for the first quarter of 2008 was $97.7 million, compared with $88.2 million last  year.  The increase was primarily due to growth in the credit portfolio, higher crop insurance income and a lower effective tax rate.  See the following discussion for the credit operations.

Business Segment Results

•                      Agricultural Equipment.  Sales increased 33 percent for the first quarter, primarily as a result of higher volumes, the favorable effects of currency translation and improved price realization.  Operating profit was $332 million for the quarter, compared with $137 million in the same period last year.  The operating profit increase was primarily due to the favorable impact of higher sales and production volumes and improved prize realization, partially offset by higher selling, administrative and general expenses attributable in large part to currency translation.  Also affecting the quarter’s results were increased research and development expenses.

•                      Commercial and Consumer Equipment.  Segment sales were up 16 percent for the quarter.  LESCO operations accounted for 14 percent of the sales increase.  The segment had operating profit of $8 million for the quarter, compared with $38 million a year ago.  The operating profit decline was primarily due to higher selling, administrative and general expenses from LESCO, partially offset by higher sales volumes.

•                      Construction and Forestry.  Sales declined 6 percent, while operating profit rose to $117 million for the first quarter, versus $95 million a year ago.  The operating profit increase was mainly due to improved price realization and the positive effect of production levels in closer alignment with retail demand, partially offset by higher raw material costs and lower sales volumes.

•                      Credit.  The credit segment had an operating profit of $133 million for the first quarter, compared with $132 million in the same period last year.  The improvement was primarily due to growth in the credit portfolio and higher crop insurance income.  Higher interest expense resulting from increased leverage, higher selling, administrative and general expenses, and an increase in the provision for credit losses partially offset the improvements.  Total revenues of the credit operations, including intercompany revenues, increased 12 percent to $614 million in the current quarter from $549 million in the first quarter of 2007.  The average balance of receivables and leases financed was 8 percent higher in the first quarter, compared with the same period last year.  Interest expense increased 11 percent in the current quarter, compared with last year, as a result of higher average borrowings.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.52 to 1 for the first quarter this year, compared with 1.58 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2008 and 2007 were 74.2 percent and 77.3 percent, respectively.  The improvement was primarily due to higher sales and production volumes and improved price realization, partially offset by higher raw material costs.

Finance and interest income, and interest expense increased in the first quarter this year due to growth in the credit operations’ portfolio and higher average borrowings.  Other income increased this year primarily due to higher crop insurance commissions.  Research and development expenses increased primarily as a result of increased spending in support of new products and the effect of currency translation.  Selling, administrative and general expenses increased primarily due to acquisitions made in the last half of fiscal year 2007 and the effect of currency translation.  Other operating expenses were higher primarily due to an increase in depreciation for equipment on operating leases, increased costs related to crop insurance and foreign exchange transactions.  The effective tax rate decreased, compared to last year, primarily due to various discrete items affecting the first quarter this year.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by about 17 percent for fiscal year 2008 and to be up approximately 23 percent for the second quarter, compared to the same periods last year.  Currency translation accounts for approximately 3 percent of the forecasted sales increase for both periods.  Net income is forecast to be about $2.2 billion for the year and in a range of $700 million to $725 million for the second quarter.

•                      Agricultural Equipment.  With support from continuing strength in the global farm sector, worldwide sales of the Company’s agricultural equipment are expected to increase by about 28 percent for fiscal year 2008.  This includes about 4 percent related to currency translation.

                            Farm conditions throughout the world remain quite positive, benefiting from healthy commodity prices and demand for renewable fuels.  Recently enacted energy legislation in the U.S. requires a significant increase in renewable fuel production through 2022.  Relative to consumption, global grain stocks such as wheat and corn are forecast to remain at or near 30-year lows.  In addition, a large number of advanced new Company products coming to market in 2008 are expected to lend support to sales of agricultural equipment.

                            On an industry basis, farm machinery sales in the U.S. and Canada are forecast to be up 15 to 20 percent for the year.  Large tractors and combines are expected to lead the improvement while demand for cotton equipment is projected to be down.  Overall farm machinery sales are expected to benefit from a significant increase in farm cash receipts, related in large part to higher crop prices.

                            Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year.  Greater increases are expected in Eastern Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth.  South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by 15 percent or more.  Despite strong commodity price support, however, farm machinery demand in Brazil could be affected by uncertainties over government-backed financing programs.  The Company’s sales are expected to be helped by an expanded product line and additional capacity associated with the start-up of a world class tractor manufacturing facility in Brazil and by higher demand for the Company’s innovative sugarcane harvesting equipment.

•                      Commercial and Consumer Equipment.  The Company’s commercial and consumer equipment sales are projected to be up about 8 percent for the year, including about 7 percent from a full year of LESCO sales.  Sales gains from new products, such as an expanded line of innovative commercial mowing equipment, are expected to more than offset market weakness related to the U.S. housing slowdown and rising costs for fertilizer and other lawn maintenance supplies.

•                      Construction and Forestry.  U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due in large part to a continuing slump in housing starts.  It is expected that housing activity in 2008 will remain far below last year in spite of recent interest rate reductions.  Nonresidential construction is expected to remain in line with last year’s relatively strong levels.  Although the U.S. housing sector is negatively affecting forestry equipment markets in the U.S. and Canada, forestry sales on a worldwide basis are projected to rise in 2008 due to economic growth in other regions.

                            Despite a generally weak environment, the Company’s sales are expected to benefit from new products and factory production levels in closer alignment with retail demand.  For 2008, the Company’s worldwide sales of construction and forestry equipment are forecast to be approximately equal to the prior year.

•                      Credit.  Net income for the Company’s credit operations is forecast to be approximately $365 million for fiscal year 2008.  The improvement is expected to be driven by growth in the credit portfolio and higher crop insurance income, partially offset by increased interest expense resulting from higher leverage.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements in the “Overview,” “Market Conditions & Outlook,” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence.  These factors include worldwide demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including avian flu and bovine spongiform encephalopathy, commonly known as “mad cow” disease, crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather conditions, general economic conditions, customer profitability, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

General economic conditions, consumer spending patterns, the number of housing starts, and interest rates are especially important to sales of the Company’s construction equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel, rubber and fuel; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather or natural disasters; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crises; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; changes in tax rates; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates.  The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2008 were $825 million.  This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions and the change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $657 million in the first three months of this year, primarily due to the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $472 million and collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $441 million, which were partially offset by purchases of property and equipment of $233 million.  Cash outflows from financing activities were $608 million in the first three months of 2008, primarily due to the repurchases of common stock of $482 million, a decrease in borrowings of $118 million and dividends paid of $110 million, which were partially offset by issuances of common stock of $69 million (resulting from the exercise of stock options).  Cash and cash equivalents also decreased $782 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2007 were $686 million.  This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $552 million in the first three months of 2007, primarily due to the collections of financing receivables exceeding the cost of these receivables by $430 million, and the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $409 million, which were partially offset by purchases of property and equipment of $324 million.  Cash outflows from financing activities were $221 million in the first three months of 2007, primarily due to the repurchases of common stock of $203 million, dividends paid of $89 million and a decrease in borrowings of $34 million, which were partially offset by issuances of common stock of $81 million (resulting from the exercise of stock options).  Cash and cash equivalents also decreased $346 million during the first quarter of 2007.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that have been and continue to be available, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at January 31, 2008, October 31, 2007 and January 31, 2007 was approximately $3.0 billion, $2.8 billion and $2.9 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $2.6 billion, $3.9 billion and $2.8 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured global debt capital markets, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation).  Worldwide lines of credit totaled $3,855 million at January 31, 2008, $731 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at January 31, 2008 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 9.5 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2008 was $6,445 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $11,969 million at January 31, 2008.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $144 million during the first three months of 2008 due to seasonal increases, and $11 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at January 31, 2008, compared to 14 percent at October 31, 2007 and 16 percent at January 31, 2007.  Agricultural equipment trade receivables increased $217 million, commercial and consumer equipment receivables decreased $78 million and construction and forestry receivables decreased $128 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at January 31, 2008, October 31, 2007 and January 31, 2007.

Stockholders’ equity was $7,038 million at January 31, 2008, compared with $7,156 million at October 31, 2007 and $7,576 million at January 31, 2007.  The decrease of $118 million during the first quarter of 2008 resulted primarily from an increase in treasury stock of $434 million, dividends declared of $109 million and a reduction of retained earnings of $48 million resulting from the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, which were partially offset by net income of $369 million and an increase in common stock of $105 million.

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

Cash used for operating activities of the Equipment Operations, including intercompany cash flows, in the first three months of 2008 were $792 million.  This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses and a decrease in retirement benefit accruals.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions and the change in accrued income taxes payable/receivable.

Cash used for operating activities of the Equipment Operations, including intercompany cash flows, in the first three months of 2007 were $660 million.  This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

Trade receivables held by the Equipment Operations decreased $26 million during the first quarter and increased $53 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories increased by $952 million during the first three months, primarily reflecting an increase in agricultural finished goods in order to meet increased demand.  Inventories increased $805 million, compared to a year ago, primarily due to the increase in agricultural finished goods, currency translation and acquisitions.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 4), which approximates current cost, to the last 12 months’ cost of sales were 27 percent at January 31, 2008 compared to 22 percent at October 31, 2007 and 24 percent at January 31, 2007.

Total interest-bearing debt of the Equipment Operations was $2,287 million at January 31, 2008, compared with $2,103 million at the end of fiscal year 2007 and $2,298 million at January 31, 2007.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 25 percent, 23 percent and 23 percent at January 31, 2008, October 31, 2007 and January 31, 2007, respectively.

Purchases of property and equipment for the Equipment Operations in the first three months of 2008 were $133 million, compared with $173 million in the first quarter last year.  Capital expenditures for the Equipment Operations in 2008 are estimated to be approximately $750 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first quarter of 2008, the cash provided by operating and investing activities was used primarily for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $179 million in the current quarter.  Cash provided by investing activities totaled $303 million in the first three months of 2008 primarily due to collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $378 million, partially offset by the purchases of property and equipment of $101 million.  Cash used for financing activities totaled $445 million, resulting primarily from a decrease in short-term and long-term borrowings of $261 million, payments of dividends to Deere & Company of $140 million and a decrease in payables to the Equipment Operations of $80 million.  Cash and cash equivalents increased $38 million in the current quarter.

During the first quarter of 2007, the cash provided by operating and investing activities was used primarily for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $179 million in the first quarter of 2007.  Cash provided by investing activities totaled $142 million in the first three months of 2007 primarily due to collections of receivables exceeding the cost of these receivables by $312 million, partially offset by the purchases of property and equipment of $151 million.  Cash used for financing activities totaled $391 million, resulting primarily from a decrease in payables to the Equipment Operations of $257 million, a decrease in long-term and short-term borrowings of $98 million and payment of dividends to Deere & Company of $59 million.  Cash and cash equivalents decreased $69 million in the first quarter of 2007.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2008 and the past 12 months, these receivables and leases decreased $581 million and increased $1,625 million, respectively.  Total acquisitions of receivables and leases were 8 percent higher in the first three months of 2008, compared with the same period last year.  In the first three months of 2008, revolving charge accounts, acquisition volumes of leases, wholesale notes, retail notes and trade receivables were all higher, while operating loans were lower, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $21,948 million at January 31, 2008, compared with $22,543 million at October 31, 2007 and $20,924 million at January 31, 2007.  At January 31, 2008, the unpaid balance of all receivables previously sold was $438 million, compared with $453 million at October 31, 2007 and $1,039 million at January 31, 2007.

Total external interest-bearing debt of the credit operations was $19,519 million at January 31, 2008, compared with $19,665 million at the end of fiscal year 2007 and $17,327 million at January 31, 2007.  Included in this debt are secured borrowings of $2,050 million at January 31, 2008, $2,344 million at October 31, 2007 and $2,142 million at January 31, 2007 (see Note 6).  Total external borrowings decreased during the first three months of 2008 and increased in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 8.3 to 1 at January 31, 2008, compared with 8.2 to 1 at October 31, 2007 and 6.9 to 1 at January 31, 2007.

During the first quarter of 2008, the credit operations issued $1,038 million and retired $1,037 million of long-term borrowings, which were primarily medium-term notes.

Purchases of property and equipment for Financial Services in the first three months of 2008 were $101 million, compared with $151 million in the first quarter last year primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2008 are estimated to be approximately $450 million also primarily related to the wind energy entities.

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K.  The liability for unrecognized tax benefits after the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of the first quarter of fiscal year 2008 totaled $207 million (see Note 14).  The timing of future payments related to this liability is not reasonably estimable at this time.  The liability at January 31, 2008 was not materially different from the liability at date of adoption.

Dividend and Other Events

The Company’s Board of Directors at its meeting on February 27, 2008 declared a quarterly dividend of $.25 per share payable May 1, 2008, to stockholders of record on March 31, 2008.

During February 2008, the Company’s credit operations issued $675 million of floating rate medium-term notes due in 2010 to 2011 and entered into interest rate swaps related to $500 million of these notes, which swapped the floating rate to a fixed rate of 3.30%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2008 were as follows:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet
	Total Number of		Announced Plans	Be Purchased under
	Shares Purchased (2)	Average Price	or Programs (1)	the Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Nov 1 to Nov 30	1,898	$74.86	1,898	33.0
Dec 1 to Dec 31	2,160	85.97	2,157	30.8
Jan 1 to Jan 31	1,760	87.33	1,760	29.1
Total	5,818		5,815

(1)	The Company has one active share repurchase program, which was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.

(2)

Total shares purchased in December 2007 included approximately 3 thousand shares received from an officer to pay the payroll taxes on certain restricted stock awards.  All the shares were valued at the market price of $85.97 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting held November 14, 2007, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the authorized number of common shares to 1,200 million shares, with 184,462,432 shares voted in favor of the amendment, 2,473,877 shares voted against the amendment and 1,647,813 abstentions.  The amendment facilitated a two-for-one stock split effected in the form of a 100 percent stock dividend, distributed on December 3, 2007, to stockholders of record as of the close of business on Monday, November 26, 2007.

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

DEERE & COMPANY

Date:	February 28, 2008	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr.
Senior Vice President,
Principal Financial Officer
and Principal Accounting Officer

INDEX TO EXHIBITS

Number
2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws , as amended (Exhibit 3 to Form 8-K of registrant dated November 29, 2006*)

4	Not applicable

10.1	John Deere Defined Contribution Restoration Plan as amended December 2007

10.2	Deere & Company Nonemployee Director Stock Ownership Plan as amended November 2007

10.3	John Deere Supplemental Pension Benefit Plan as amended December 2007

10.4	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2007

10.5	John Deere Senior Supplementary Pension Benefit Plan as amended December 2007

10.6	Deere & Company Nonemployee Director Deferred Compensation Plan as amended and restated December 2007

10.7	Deere & Company Voluntary Deferred Compensation Plan as amended December 2007

10.8	Change in Control Agreement

10.9	Executive Incentive Award Recoupment Policy

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.