Form 10-Q
period 2008-04-30
DEERE & CO
filed 2008-05-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

At April 30, 2008, 430,948,679 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2008 and 2007
(In millions of dollars and shares except per share amounts) Unaudited

	2008	2007
Net Sales and Revenues
Net sales	$7,468.9	$6,265.9
Finance and interest income	509.3	490.4
Other income	118.5	126.2
Total	8,096.7	6,882.5

Costs and Expenses
Cost of sales	5,508.6	4,705.5
Research and development expenses	230.2	204.3
Selling, administrative and general expenses	766.6	657.3
Interest expense	283.6	283.6
Other operating expenses	145.1	142.6
Total	6,934.1	5,993.3

Income of Consolidated Group Before Income Taxes	1,162.6	889.2
Provision for income taxes	411.1	279.9
Income of Consolidated Group	751.5	609.3
Equity in income of unconsolidated affiliates	12.0	14.3
Net Income	$763.5	$623.6

Per Share Data
Net income - basic	$1.76	$1.38
Net income - diluted	$1.74	$1.36

Average Shares Outstanding
Basic	433.7	452.9
Diluted	439.6	458.6

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2008 and 2007
(In millions of dollars and shares except per share amounts) Unaudited

	2008	2007
Net Sales and Revenues
Net sales	$11,999.5	$10,080.8
Finance and interest income	1,037.2	972.8
Other income	261.1	254.0
Total	13,297.8	11,307.6

Costs and Expenses
Cost of sales	8,870.4	7,655.7
Research and development expenses	434.5	381.1
Selling, administrative and general expenses	1,419.3	1,200.7
Interest expense	578.7	550.7
Other operating expenses	300.8	264.8
Total	11,603.7	10,053.0

Income of Consolidated Group Before Income Taxes	1,694.1	1,254.6
Provision for income taxes	581.1	408.0
Income of Consolidated Group	1,113.0	846.6
Equity in income of unconsolidated affiliates	19.5	15.7
Net Income	$1,132.5	$862.3

Per Share Data
Net income - basic	$2.60	$1.90
Net income - diluted	$2.56	$1.88

Average Shares Outstanding
Basic	435.6	453.7
Diluted	441.9	459.1

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2008	2007	2007
Assets
Cash and cash equivalents	$2,287.8	$2,278.6	$1,983.7
Marketable securities	981.8	1,623.3	1,864.8
Receivables from unconsolidated affiliates	38.4	29.6	22.2
Trade accounts and notes receivable - net	4,629.4	3,055.0	4,397.6
Financing receivables - net	15,236.4	15,631.2	13,314.8
Restricted financing receivables - net	2,201.6	2,289.0	2,766.3
Other receivables	666.1	596.3	411.0
Equipment on operating leases - net	1,627.2	1,705.3	1,490.4
Inventories	3,570.8	2,337.3	2,572.8
Property and equipment - net	3,784.0	3,534.0	3,100.2
Investments in unconsolidated affiliates	167.4	149.5	138.6
Goodwill	1,277.5	1,234.3	1,117.1
Other intangible assets - net	127.8	131.0	77.8
Retirement benefits	2,011.6	1,976.0	2,636.8
Deferred income taxes	1,533.2	1,399.5	756.5
Other assets	830.9	605.8	517.5
Total Assets	$40,971.9	$38,575.7	$37,168.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,417.3	$9,969.4	$9,809.7
Payables to unconsolidated affiliates	207.1	136.5	126.7
Accounts payable and accrued expenses	5,825.1	5,357.9	4,803.1
Accrued taxes	708.6	274.3	339.6
Deferred income taxes	192.3	183.4	101.8
Long-term borrowings	12,752.0	11,798.2	11,275.6
Retirement benefit accruals and other liabilities	3,519.9	3,700.2	2,752.0
Total liabilities	33,622.3	31,419.9	29,208.5

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at April 30, 2008 – 536,431,204)	2,908.8	2,777.0	2,386.5
Common stock in treasury	(4,934.4)	(4,015.4)	(3,155.7)
Retained earnings	9,898.7	9,031.7	8,549.3
Total	7,873.1	7,793.3	7,780.1
Accumulated other comprehensive income (loss)	(523.5)	(637.5)	179.5
Stockholders’ equity	7,349.6	7,155.8	7,959.6
Total Liabilities and Stockholders’ Equity	$40,971.9	$38,575.7	$37,168.1

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2008 and 2007
(In millions of dollars) Unaudited

	2008	2007
Cash Flows from Operating Activities
Net income	$1,132.5	$862.3
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	40.8	30.3
Provision for depreciation and amortization	408.1	367.4
Share-based compensation expense	54.1	55.0
Undistributed earnings of unconsolidated affiliates	(16.9)	(12.9)
Credit for deferred income taxes	(100.6)	(137.5)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales of equipment	(1,269.8)	(1,169.5)
Inventories	(1,317.8)	(684.5)
Accounts payable and accrued expenses	356.6	242.1
Accrued income taxes payable/receivable	318.5	262.9
Retirement benefits	(149.0)	(71.1)
Other	20.9	95.8
Net cash used for operating activities	(522.6)	(159.7)

Cash Flows from Investing Activities
Collections of financing receivables	6,343.8	5,518.2
Proceeds from sales of financing receivables	31.1	59.3
Proceeds from maturities and sales of marketable securities	1,099.4	1,113.5
Proceeds from sales of equipment on operating leases	239.4	168.2
Proceeds from sales of businesses, net of cash sold	40.1
Cost of financing receivables acquired	(6,189.9)	(5,295.4)
Purchases of marketable securities	(489.8)	(1,155.5)
Purchases of property and equipment	(429.1)	(527.9)
Cost of equipment on operating leases acquired	(191.6)	(194.8)
Acquisitions of businesses, net of cash acquired	(35.3)
Other	(30.2)	124.8
Net cash provided by (used for) investing activities	387.9	(189.6)

Cash Flows from Financing Activities
Increase in short-term borrowings	130.4	1,044.4
Proceeds from long-term borrowings	2,848.0	1,339.5
Payments of long-term borrowings	(1,826.5)	(1,220.7)
Proceeds from issuance of common stock	100.2	178.6
Repurchases of common stock	(1,001.5)	(595.0)
Dividends paid	(219.8)	(188.8)
Excess tax benefits from share-based compensation	54.0	53.1
Other	(9.6)	(5.0)
Net cash provided by financing activities	75.2	606.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	68.7	39.4

Net Increase in Cash and Cash Equivalents	9.2	296.2
Cash and Cash Equivalents at Beginning of Period	2,278.6	1,687.5
Cash and Cash Equivalents at End of Period	$2,287.8	$1,983.7

See Condensed Notes to Interim Financial Statements.

Condensed Notes to Interim Financial Statements (Unaudited)

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $122 million and $108 million in the first six months of 2008 and 2007, respectively.  The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $97 million and $50 million at April 30, 2008 and 2007, respectively.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations – Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services – Includes the Company’s credit and certain miscellaneous service operations.

Consolidated – Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007

Balance, beginning of period	$9,243.4	$8,025.3	$9,031.7	$7,886.8
Net income	763.5	623.6	1,132.5	862.3
Dividends declared	(108.1)	(99.6)	(217.5)	(199.7)
Adoption of FASB Interpretation No. 48 (see Note 13)			(48.0)
Other	(.1)			(.1)
Balance, end of period	$9,898.7	$8,549.3	$9,898.7	$8,549.3

(4)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2008	October 31 2007	April 30 2007
Raw materials and supplies	$1,112	$882	$818
Work-in-process	529	425	443
Finished goods and parts	3,196	2,263	2,491
Total FIFO value	4,837	3,570	3,752
Less adjustment to LIFO basis	1,266	1,233	1,179
Inventories	$3,571	$2,337	$2,573

(5)	Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales.  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the Equipment Operations’ extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $83 million and $51 million at April 30, 2008 and 2007, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007

Balance, beginning of period	$626	$552	$626	$552
Payments	(111)	(96)	(232)	(205)
Amortization of premiums received	(5)	(8)	(9)	(12)
Accruals for warranties	138	129	255	236
Premiums received	8	10	16	16
Balance, end of period	$656	$587	$656	$587

At April 30, 2008, the Company had approximately $223 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2008, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2008 was approximately seven years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At April 30, 2008, the maximum exposure for uncollected premiums was approximately $144 million.  Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $830 million at April 30, 2008.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result at April 30, 2008, the credit operations’ accrued liability under the Agreement was not material.

At April 30, 2008, the Company had commitments of approximately $414 million for the construction and acquisition of property and equipment.  Also, at April 30, 2008, the Company had pledged assets of $138 million, primarily as collateral for borrowings.  See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at April 30, 2008, for which it believes the probability for payment is remote.  See Note 6 for recourse on sales of receivables.

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

The total components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2008	October 31 2007	April 30 2007
Restricted financing receivables (retail notes)	$2,217	$2,301	$2,783
Allowance for credit losses	(15)	(12)	(17)
Other assets	53	45	41
Total restricted securitized assets	$2,255	$2,334	$2,807

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2008	October 31 2007	April 30 2007
Short-term borrowings	$2,309	$2,344	$2,871
Accrued interest on borrowings	4	5	4
Total liabilities related to restricted securitized assets	$2,313	$2,349	$2,875

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets do not need to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, SPEs were consolidated that included assets (restricted retail notes) of $1,661 million, $1,494 million and $1,824 million at April 30, 2008, October 31, 2007 and April 30, 2007, respectively.  These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above.  At April 30, 2008, the maximum remaining term of all restricted receivables was approximately six years.

Sales of receivables

The Company has certain recourse obligations on financing receivables that it has previously sold.  If the receivables sold are not collected, the Company would be required to cover those losses up to the amount of its recourse obligation.  At April 30, 2008, the maximum amount of exposure to losses under these agreements was $11 million.  The estimated credit risk associated with sold receivables was not material at April 30, 2008.  This risk of loss is recognized primarily in the interests that continue to be held by the Company and recorded on its balance sheet.  These interests are related to assets held by unconsolidated SPEs.  At April 30, 2008, the assets of these SPEs related to the Company’s securitization and sale of retail notes totaled approximately $17 million.  The Company may recover a portion of any required payments incurred under these agreements from the repossession of the equipment collateralizing the receivables.  At April 30, 2008, the maximum remaining term of the receivables sold was approximately five years.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007 *	2008	2007 *
Dividends declared	$.25	$.22	$.50	$.44
Dividends paid	$.25	$.22	$.50	$.41	½

* Adjusted for two-for-one stock split (see Note 1).

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
			%			%
	2008	2007	Change	2008	2007	Change
Net sales and revenues:
Agricultural equipment *	$4,700	$3,498	+34	$7,458	$5,579	+34
Commercial and consumer equipment	1,424	1,318	+8	2,166	1,959	+11
Construction and forestry *	1,345	1,450	-7	2,375	2,543	-7
Total net sales **	7,469	6,266	+19	11,999	10,081	+19
Credit revenues *	533	501	+6	1,083	994	+9
Other revenues	95	115	-17	216	233	-7
Total net sales and revenues **	$8,097	$6,882	+18	$13,298	$11,308	+18

Operating profit: ***
Agricultural equipment	$782	$487	+61	$1,114	$624	+79
Commercial and consumer equipment	154	150	+3	162	188	-14
Construction and forestry	166	192	-14	283	287	-1
Credit	133	131	+2	265	263	+1
Other	3			7	2	+250
Total operating profit **	1,238	960	+29	1,831	1,364	+34
Interest, corporate expenses – net and income taxes	(475)	(336)	+41	(698)	(502)	+39
Net income	$763	$624	+22	$1,133	$862	+31
Identifiable assets:
Agricultural equipment				$5,685	$4,309	+32
Commercial and consumer equipment				2,066	1,710	+21
Construction and forestry				2,498	2,367	+6
Credit				24,453	22,288	+10
Other				209	177	+18
Corporate				6,061	6,317	-4
Total assets				$40,972	$37,168	+10

*	Additional intersegment sales and revenues
Agricultural equipment sales	$18	$29	-38	$33	$53	-38
Construction and forestry sales	4	3	+33	5	5
Credit revenues	71	73	-3	134	129	+4

**	Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$3,062	$2,100	+46	$4,870	$3,424	+42
Operating profit	383	251	+53	593	334	+78

***

Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007*	2008	2007*
Income	$763.5	$623.6	$1,132.5	$862.3
Average shares outstanding	433.7	452.9	435.6	453.7
Basic income per share	$1.76	$1.38	$2.60	$1.90

Average shares outstanding	433.7	452.9	435.6	453.7
Effect of dilutive stock options	5.9	5.7	6.3	5.4
Total potential shares outstanding	439.6	458.6	441.9	459.1
Diluted income per share	$1.74	$1.36	$2.56	$1.88

* Adjusted for two-for-one stock split (see Note 1).

Out of the total stock options outstanding during the second quarter and first six months of 2008, options to purchase 2.0 million shares were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on income per share.  During the same periods in 2007, 18 thousand shares were excluded for the same reason.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007
Net income	$763.5	$623.6	$1,132.5	$862.3

Other comprehensive income, net of tax:
Retirement benefits adjustment	20.1		50.6
Cumulative translation adjustment	82.7	109.8	82.0	104.6
Unrealized gain (loss) on investments	(4.5)	.9	(1.3)	(.8)
Unrealized gain (loss) on derivatives	16.2	.2	(17.3)	1.4
Comprehensive income	$878.0	$734.5	$1,246.5	$967.5

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007
Service cost	$41	$39	$82	$78
Interest cost	130	121	258	242
Expected return on plan assets	(187)	(170)	(373)	(339)
Amortization of actuarial loss	16	27	27	55
Amortization of prior service cost	6	7	13	14
Special early-retirement benefits	1		1
Net cost	$7	$24	$8	$50

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2008	2007	2008	2007
Service cost	$10	$17	$24	$34
Interest cost	80	79	161	160
Expected return on plan assets	(44)	(39)	(88)	(78)
Amortization of actuarial loss	18	49	41	107
Amortization of prior service cost	(4)	(33)	(8)	(66)
Net cost	$60	$73	$130	$157

During the first six months of 2008, the Company contributed approximately $36 million to its pension plans and $234 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $108 million to its pension plans and $47 million to its other postretirement benefit plans in the remainder of fiscal year 2008.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)                               New accounting standard adopted in the first quarter of 2008 was as follows:

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

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $207 million.  Approximately $65 million of this balance would affect the effective tax rate if the tax benefits were recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes.  The liability for unrecognized tax benefits at April 30, 2008 was $238 million.  The increase from the beginning of the year was primarily due to the effects of transfer pricing and currency translation.  The Company does not have any tax positions for which it expects that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in selling, administrative and general expenses.  After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $33 million and the receivable for interest was $14 million, which have not changed materially during the first six months of 2008.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value and expands disclosures about fair value measurements.  These definitions will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  The effective date is the beginning of fiscal year 2009 for financial assets and liabilities.  For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed on a recurring basis (at least annually).  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement significantly increases the disclosure requirements for derivative instruments.  The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts.  For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions.  The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements.  Most disclosures are required on an interim and annual basis.  The effective date is the second quarter of fiscal year 2009.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(14)                               In May 2008, the Company acquired T-Systems International, Inc. (T-Systems) for a cost of approximately $85 million.  T-Systems, which is headquartered in California, manufactures and markets drip tape and agronomic technologies for irrigation.  This acquisition will be included in the Company’s agricultural equipment segment.

(15)                               The Company’s Board of Directors at its meeting on May 28, 2008 increased the quarterly dividend to $.28 per share from the previous level of $.25 per share, payable August 1, 2008, to stockholders of record on June 30, 2008, and authorized the repurchase of up to $5 billion of additional common stock.  This repurchase program will supplement the existing 40 million share repurchase program, which had approximately 23 million shares remaining as of April 30, 2008.  Repurchases of the Company’s common stock under this plan will be made from time to time, at the Company’s discretion, in the open market.

(16) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2008 and 2007

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007

Net Sales and Revenues
Net sales	$7,468.9	$6,265.9
Finance and interest income	25.2	27.1	$559.3	$541.0
Other income	77.6	95.0	63.9	48.7
Total	7,571.7	6,388.0	623.2	589.7

Costs and Expenses
Cost of sales	5,508.9	4,705.7
Research and development expenses	230.2	204.3
Selling, administrative and general expenses	660.4	557.5	108.4	101.6
Interest expense	49.1	46.5	247.5	247.6
Interest compensation to Financial Services	62.2	67.1
Other operating expenses	34.2	48.0	131.4	110.2
Total	6,545.0	5,629.1	487.3	459.4

Income of Consolidated Group Before Income Taxes	1,026.7	758.9	135.9	130.3
Provision for income taxes	361.2	236.0	49.9	44.0
Income of Consolidated Group	665.5	522.9	86.0	86.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	84.2	86.6	.4	.1
Other	13.8	14.1
Total	98.0	100.7	.4	.1
Net Income	$763.5	$623.6	$86.4	$86.4

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2008 and 2007

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Net Sales and Revenues
Net sales	$11,999.5	$10,080.8
Finance and interest income	51.2	49.3	$1,127.3	$1,062.0
Other income	181.2	199.0	128.9	91.7
Total	12,231.9	10,329.1	1,256.2	1,153.7

Costs and Expenses
Cost of sales	8,871.1	7,656.3
Research and development expenses	434.5	381.1
Selling, administrative and general expenses	1,210.4	1,014.3	213.1	190.0
Interest expense	95.1	89.0	509.2	482.6
Interest compensation to Financial Services	115.8	117.6
Other operating expenses	82.1	80.5	262.8	216.8
Total	10,809.0	9,338.8	985.1	889.4

Income of Consolidated Group Before Income Taxes	1,422.9	990.3	271.1	264.3
Provision for income taxes	493.4	318.1	87.6	89.9
Income of Consolidated Group	929.5	672.2	183.5	174.4

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	179.9	173.6	.6	.2
Other	23.1	16.5
Total	203.0	190.1	.6	.2
Net Income	$1,132.5	$862.3	$184.1	$174.6

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	April 30 2008	October 31 2007	April 30 2007	April 30 2008	October 31 2007	April 30 2007

Assets
Cash and cash equivalents	$2,033.2	$2,019.6	$1,725.8	$254.6	$259.1	$257.8
Marketable securities	812.8	1,468.2	1,726.4	168.9	155.1	138.4
Receivables from unconsolidated subsidiaries and affiliates	298.3	437.0	166.3	.1	.2	1.8
Trade accounts and notes receivable - net	1,581.4	1,028.8	1,431.3	3,619.0	2,475.9	3,564.0
Financing receivables - net	6.7	11.0	3.9	15,229.7	15,620.2	13,310.9
Restricted financing receivables - net				2,201.6	2,289.0	2,766.3
Other receivables	600.4	524.0	307.2	68.8	74.2	103.7
Equipment on operating leases - net				1,627.2	1,705.3	1,490.4
Inventories	3,570.8	2,337.3	2,572.8
Property and equipment - net	2,797.4	2,721.4	2,514.6	986.6	812.6	585.6
Investments in unconsolidated subsidiaries and affiliates	2,376.8	2,643.4	2,568.0	6.3	5.1	5.2
Goodwill	1,277.5	1,234.3	1,117.1
Other intangible assets - net	127.8	131.0	77.8
Retirement benefits	2,005.1	1,967.6	2,626.6	7.5	9.0	10.2
Deferred income taxes	1,535.6	1,418.5	815.1	67.1	46.1	35.3
Other assets	408.8	347.6	324.4	424.9	259.3	194.9
Total Assets	$19,432.6	$18,289.7	$17,977.3	$24,662.3	$23,711.1	$22,464.5

Liabilities and Stockholders’ Equity
Short-term borrowings	$251.6	$129.8	$297.6	$10,165.7	$9,839.7	$9,512.1
Payables to unconsolidated subsidiaries and affiliates	207.0	136.5	128.5	259.8	407.4	144.0
Accounts payable and accrued expenses	5,385.0	4,884.4	4,559.8	1,013.8	924.2	842.7
Accrued taxes	650.6	242.4	308.2	61.2	33.7	31.4
Deferred income taxes	111.6	99.8	36.9	150.2	148.8	158.8
Long-term borrowings	1,991.8	1,973.2	1,965.0	10,760.2	9,825.0	9,310.5
Retirement benefit accruals and other liabilities	3,485.4	3,667.8	2,721.7	35.7	33.1	30.4
Total liabilities	12,083.0	11,133.9	10,017.7	22,446.6	21,211.9	20,029.9

Commitments and contingencies (Note 5)

Common Stock, $1 par value (issued shares at April 30, 2008 – 536,431,204)	2,908.8	2,777.0	2,386.5	1,187.4	1,122.4	1,043.3
Common stock in treasury	(4,934.4)	(4,015.4)	(3,155.7)
Retained earnings	9,898.7	9,031.7	8,549.3	885.3	1,228.8	1,290.7
Total	7,873.1	7,793.3	7,780.1	2,072.7	2,351.2	2,334.0
Accumulated other comprehensive income (loss)	(523.5)	(637.5)	179.5	143.0	148.0	100.6
Stockholders’ equity	7,349.6	7,155.8	7,959.6	2,215.7	2,499.2	2,434.6
Total Liabilities and Stockholders’ Equity	$19,432.6	$18,289.7	$17,977.3	$24,662.3	$23,711.1	$22,464.5

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2008 and 2007

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Cash Flows from Operating Activities
Net income	$1,132.5	$862.3	$184.1	$174.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for doubtful receivables	4.3	(.2)	36.5	30.6
Provision for depreciation and amortization	242.2	217.8	200.8	178.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	305.6	149.9	(.6)	(.2)
Provision (credit) for deferred income taxes	(107.1)	(112.1)	6.6	(25.4)
Changes in assets and liabilities:
Receivables	(563.8)	(489.6)	(3.7)	3.3
Inventories	(1,195.4)	(576.3)
Accounts payable and accrued expenses	454.9	394.7	24.6	11.3
Accrued income taxes payable/receivable	316.8	246.7	1.7	16.2
Retirement benefits	(153.2)	(76.6)	4.3	5.5
Other	70.1	147.2	11.4	11.9
Net cash provided by operating activities	506.9	763.8	465.7	406.1

Cash Flows from Investing Activities
Collections of receivables			16,091.7	14,015.4
Proceeds from sales of financing receivables			52.3	105.1
Proceeds from maturities and sales of marketable securities	1,079.7	1,111.3	19.7	2.1
Proceeds from sales of equipment on operating leases			239.4	168.2
Proceeds from sales of businesses, net of cash sold	40.1
Cost of receivables acquired			(16,741.3)	(14,684.6)
Purchases of marketable securities	(456.8)	(1,123.0)	(32.9)	(32.5)
Purchases of property and equipment	(270.1)	(278.8)	(159.0)	(249.1)
Cost of equipment on operating leases acquired			(357.1)	(341.1)
Acquisitions of businesses, net of cash acquired	(35.3)
Other	(120.5)	(47.8)	(16.3)	143.4
Net cash provided by (used for) investing activities	237.1	(338.3)	(903.5)	(873.1)

Cash Flows from Financing Activities
Increase in short-term borrowings	117.9	13.3	12.4	1,031.1
Change in intercompany receivables/payables	161.5	334.7	(161.5)	(334.7)
Proceeds from long-term borrowings			2,848.0	1,339.4
Payments of long-term borrowings	(4.0)	(5.5)	(1,822.5)	(1,215.2)
Proceeds from issuance of common stock	100.2	178.6
Repurchases of common stock	(1,001.5)	(595.0)
Dividends paid	(219.8)	(188.8)	(506.1)	(337.2)
Excess tax benefits from share-based compensation	54.0	53.1
Other	3.3	(.3)	52.3	24.7
Net cash provided by (used for) financing activities	(788.4)	(209.9)	422.6	508.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	58.0	33.5	10.7	5.9

Net Increase (Decrease) in Cash and Cash Equivalents	13.6	249.1	(4.5)	47.0
Cash and Cash Equivalents at Beginning of Period	2,019.6	1,476.7	259.1	210.8
Cash and Cash Equivalents at End of Period	$2,033.2	$1,725.8	$254.6	$257.8

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

Trends and Economic Conditions

Industry sales of farm machinery for 2008 are forecast to be up about 20 percent for the year in the U.S. and Canada. Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year. Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by about 30 percent. The Company’s agricultural equipment sales were up 34 percent for the second quarter and first six months of 2008. With support from continuing strength in the global farm sector, agricultural equipment sales are forecast to increase about 35 percent for the year, including about 7 percent related to currency translation. The Company’s commercial and consumer equipment sales increased 8 percent for the second quarter and 11 percent year to date, including 12 percent from LESCO, Inc. (LESCO) for both periods. LESCO was acquired in the third quarter of 2007. Commercial and consumer equipment sales are projected to increase about 4 percent for the year, including about 6 percent from a full year of LESCO sales. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts. The Company’s construction and forestry sales declined 7 percent in the second quarter and first six months of 2008, and for the year are expected to decline by approximately 3 percent. The Company’s credit operations net income in 2008 is forecast to be approximately $350 million.

Items of concern include the recent sharp rise in the price of many commodities used in the Company’s raw materials and components, which could affect the results of the Company’s equipment operations. The availability of certain components, most significantly agricultural equipment tires, could impact the Company’s ability to meet its production schedules. The availability and price of food may prompt changes in renewable fuel standards that could affect commodity prices. The slowdown in the economy and credit issues, which have affected the housing market, are also concerns. Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities. Potential changes in government sponsored farmer financing programs in Brazil are a concern.

Favorable conditions across the global farm sector are helping to drive the Company’s record financial results even at a time of a slowing U.S. economy. The Company’s non-agricultural operations have remained solidly profitable in spite of the economic downturn in the U.S. The Company believes it is in a prime position to achieve further growth, generate strong levels of cash flow and deliver solid investor value.

2008 Compared with 2007

Deere & Company’s net income for the second quarter was $763.5 million, or $1.74 per share, compared with $623.6 million, or $1.36 per share, for the same period last year. For the first six months, net income was $1,132.5 million, or $2.56 per share, compared with $862.3 million, or $1.88 per share, last year.

Worldwide net sales and revenues increased 18 percent to $8,097 million for the second quarter of 2008, compared with a year ago, and also increased 18 percent to $13,298 million for the first six months. Net sales of the Equipment Operations were $7,469 million for the second quarter and $11,999 million for the first six months, compared with $6,266 million and $10,081 million for the respective periods last year, an increase of 19 percent for both periods. This included positive effects of 6 percent for currency translation and 2 percent for price changes for the second quarter and 5 percent for currency translation and 2 percent for price changes for the first six months. Net sales in the U.S. and Canada increased 6 percent for the current quarter and 7 percent for the first six months. Net sales outside the U.S. and Canada increased by 46 percent for the second quarter and 42 percent for the six months, which included a positive currency translation effect of 14 percent for the quarter and 13 percent year to date.

The Company’s Equipment Operations reported operating profit of $1,102 million for the second quarter and $1,559 million for the first six months of 2008, compared with $829 million and $1,099 million for the same periods last year. The improvements were largely due to the favorable impact of higher sales and production volumes and improved price realization, partially offset by higher selling, administrative and general expenses and raw material costs. The Equipment Operations had net income of $665.5 million for the second quarter and $929.5 million for the first six months, compared with $522.9 million and $672.2 million for the same periods last year. The same factors mentioned above, as well as a higher effective tax rate this year affected these results.

Trade receivables and inventories at the end of the second quarter were $8,200 million, or 35 percent of the last 12 months’ net sales, compared with $6,970 million, or 34 percent of net sales, for the same period a year ago.

Net income of the Company’s Financial Services operations for the second quarter and first six months of 2008 were $86.4 million and $184.1 million, respectively, compared to $86.4 million and $174.6 million for the same periods last year. Quarterly results were comparable, while the first six months’ improvement was primarily due to growth in the credit portfolio and increased crop insurance income. See the following discussion for the credit operations.

Business Segment Results

•        Agricultural Equipment. Segment sales increased 34 percent for the second quarter and the first six months of 2008, due to higher shipment volumes, the favorable effects of currency translation and improved price realization. Operating profit was $782 million for the second quarter and $1,114 million for the first six months, compared with $487 million and $624 million for the respective periods last year. Operating profit for both periods was higher primarily due to the favorable impact of higher sales and production volumes and improved price realization. Partially offsetting the improvement were increased selling, administrative and general expenses and higher raw material costs.

•        Commercial and Consumer Equipment. Segment sales were up 8 percent for the second quarter and 11 percent for the first six months, compared with the same periods a year ago. LESCO operations accounted for a sales increase of 12 percent for the second quarter and first six months. Operating profit was $154 million for the quarter and $162 million year to date, compared with $150 million and $188 million a year ago. Operating profit was up slightly for the quarter due to a more favorable product mix, improved price realization and higher sales volumes, largely offset by higher selling, administrative and general expenses related to the LESCO operations. The six-month decline in operating profit was primarily due to higher selling, administrative and general expenses from LESCO, partially offset by higher sales volumes and a more favorable product mix.

•        Construction and Forestry. Segment sales declined 7 percent for both the second quarter and the first six months this year. Operating profit was $166 million for the second quarter and $283 million for the first six months, compared with $192 million and $287 million for the same periods a year ago. The reduction in operating profit for the quarter was due to lower shipment volumes, partially offset by improved price realization. Six-month operating profit was down slightly due to lower shipment volumes and higher raw material costs, mostly offset by improved price realization.

•        Credit. The credit segment had an operating profit of $133 million for the second quarter and $265 million for the first six months, compared with $131 million and $263 million in the same periods last year. The increases were primarily due to growth in the credit portfolio and increased crop insurance income, partially offset by an increase in leverage, increased selling, administrative and general expenses and lower income from receivable sales. Total revenues of the credit operations, including intercompany revenues, increased 5 percent to $603 million in the current quarter from $574 million in the second quarter of 2007 and 8 percent in the first six months to $1,217 million this year from $1,123 million last year. The average balance of receivables and leases financed was 7 percent higher in the second quarter and 8 percent higher in the first six months of 2008, compared with the same periods last year. Interest expense was comparable in the current quarter and increased 6 percent in the first six months of 2008, compared with last year, as a result of higher average borrowings. The credit operations’ consolidated ratio of earnings to fixed charges was 1.55 to 1 for the second quarter this year, compared with 1.54 to 1 in the same period last year. The ratio was 1.53 to 1 for the first six months this year, compared to 1.56 to 1 last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2008 were 73.8 percent and 73.9 percent, respectively, compared to 75.1 percent and 75.9 percent in the same periods last year. The improvements were primarily due to higher sales and production volumes and improved price realization, partially offset by increased raw material costs.

Finance and interest income increased in both periods this year due to growth in the credit operations portfolio. Research and development expenses increased in both periods primarily as a result of increased spending in support of new products and the effect of currency translation. Selling, administrative and general expenses increased in both periods primarily due to acquisitions of businesses made in the last half of fiscal year 2007 and the effect of currency translation. Interest expense increased in the first six months primarily due to higher average borrowings. Other operating expenses were higher in the first six months of this year due to increased depreciation for equipment on operating leases, higher expenses relating to wind energy development and increased costs relating to crop insurance.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by about 20 percent for both the fiscal year and the third quarter of 2008, compared with the same periods last year. Included in the forecast is about 5 percent of currency translation impact for the year and about 4 percent for the third quarter. The Company’s net income is forecast to be about $2.2 billion for fiscal year 2008 and in a range of $550 million to $575 million for the third quarter. Escalating raw material costs and the availability of various parts and components are expected to have an impact on operations for the balance of the year.

•        Agricultural Equipment. With support from continuing strength in the global farm sector, worldwide sales of the Company’s agricultural equipment are forecast to increase by about 35 percent for fiscal year 2008. This includes about 7 percent related to currency translation.

On an industry basis, farm machinery sales in the U.S. and Canada are forecast to be up about 20 percent for the year, led by an increase in large tractors and combines.

Industry sales in Western Europe are forecast to be up 3 to 5 percent for the year. Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is experiencing rapid growth. South American markets are expected to show further improvement in 2008, with industry sales forecast to increase by about 30 percent. Despite generally positive conditions in the region, farm machinery demand could be affected by uncertainties over government backed financing programs in Brazil and by an agricultural commodity export tax in Argentina. Company sales are being helped by an expanded product line and additional tractor capacity in Brazil, and by rising demand for sugarcane harvesting equipment. The Company’s sales for the year are also expected to move significantly higher in key Asian markets, such as India and China, as well as in Australia, where the farm sector is experiencing a strong recovery.

•        Commercial and Consumer Equipment. The Company’s commercial and consumer equipment sales are projected to be up about 4 percent for the year, including about 6 percent from a full year of LESCO sales. Sales gains from new products are partially offsetting the impact of the U.S. housing slowdown and weakening economy. Segment sales to date have been negatively affected by a late spring in much of the U.S.

•        Construction and Forestry. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts, which are expected to reach 60-year lows in 2008. Non-residential construction is projected to remain in line with last year’s relatively healthy levels. Although the U.S. housing sector is negatively affecting forestry equipment markets in the U.S. and Canada, forestry sales worldwide are expected to rise in 2008.

In this relatively weak environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 3 percent for the year. Company sales are expected to benefit from new products and from factory production levels in closer alignment with retail demand.

•        Credit. Net income in 2008 for the Company’s credit operations is forecast to be approximately $350 million. The forecast decrease from 2007 is primarily due to an increase in leverage, an increase in the provision for credit losses and higher costs in support of growth initiatives, partially offset by growth in the credit portfolio and increased crop insurance income.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors include worldwide demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their affects on poultry and beef consumption and prices (including avian flu and bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include weather conditions, general economic conditions, customer profitability, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

General economic conditions, consumer spending patterns, the number of housing starts and interest rates are especially important to sales of the Company’s construction equipment. The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel, rubber and fuel; the availability and prices of strategically sourced materials, components and whole goods, including agricultural equipment tires; delays or disruptions in the Company’s supply chain due to weather or natural disasters, start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products, oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies, actions by rating agencies; capital market disruptions; customer borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crisis; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; changes in tax rates (including the “retenciones” export tax in Argentina); the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates. The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are changes in Company declared dividends, acquisitions and divestitures of businesses and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2008 were $523 million. This resulted primarily from a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable. Cash inflows from investing activities were $388 million in the first six months of this year, primarily due to proceeds from maturities and sales of marketable securities exceeding purchases of marketable securities by $610 million, collections of financing receivables exceeding the cost of these receivables by $154 million, partially offset by purchases of property and equipment of $429 million. Cash inflows from financing activities were $75 million in the first six months of 2008, primarily due to an increase in borrowings of $1,152 million, issuances of common stock of $100 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $54 million, which were partially offset by repurchases of common stock of $1,002 million and dividends paid of $220 million. Cash and cash equivalents also increased $9 million during the first six months.

Negative cash flows from consolidated operating activities in the first six months of 2007 were $160 million. This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, the change in accrued income taxes payable/receivable, and an increase in accounts payable and accrued expenses. Cash outflows from investing activities were $190 million in the first six months of 2007, primarily due to purchases of property and equipment of $528 million, partially offset by the collections of financing receivables exceeding the cost of these receivables by $223 million. Cash inflows from financing activities were $606 million in the first six months of 2007, primarily due to an increase in borrowings of $1,163 million and issuances of common stock of $179 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $595 million and dividends paid of $189 million. Cash and cash equivalents also increased $296 million during the first six months of 2007.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that are available to the Company, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs. The Company’s commercial paper outstanding at April 30, 2008, October 31, 2007 and April 30, 2007 was approximately $3.0 billion, $2.8 billion and $3.2 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.3 billion, $3.9 billion and $3.8 billion, respectively. The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation). Worldwide lines of credit totaled $4,605 million at April 30, 2008, $1,476 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2008 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. In the second quarter of 2008, the Company added a 364 day credit facility agreement of $750 million, which is also included in the total credit lines. The credit agreements require the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. In the second quarter of 2008, the required ratio was changed from not more than 9.5 to 1. The credit agreements also require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2008 was $6,665 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,378 million at April 30, 2008. All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,574 million during the first six months of 2008 primarily due to a seasonal increase. These receivables increased $232 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 20 percent at April 30, 2008, compared to 14 percent at October 31, 2007 and 22 percent at April 30, 2007. Agricultural equipment trade receivables increased $350 million, commercial and consumer equipment receivables decreased $21 million and construction and forestry receivables decreased $97 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at April 30, 2008 and 3 percent at October 31, 2007 and April 30, 2007.

Stockholders’ equity was $7,350 million at April 30, 2008, compared with $7,156 million at October 31, 2007 and $7,960 million at April 30, 2007. The increase of $194 million during the first six months of 2008 resulted primarily from net income of $1,133 million, an increase in capital stock of $132 million, a change in the cumulative translation adjustment of $82 million and a retirement benefits adjustment of $51 million, which was partially offset by an increase in treasury stock of $919 million, dividends declared of $218 million and a reduction of retained earnings of $48 million resulting from the adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2008 were $507 million. This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable. Partially offsetting these positive operating cash flows were cash outflows for a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals.

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

Trade receivables held by the Equipment Operations increased $553 million during the first six months and $150 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,234 million during the first six months, primarily reflecting an increase in agricultural finished goods in order to meet increased demand. Inventories increased $998 million, compared to a year ago, primarily reflecting an increase in agricultural finished goods, currency translation and the effect of business acquisitions. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 28 percent at April 30, 2008, compared to 22 percent at October 31, 2007 and 24 percent at April 31, 2007.

Total interest-bearing debt of the Equipment Operations was $2,243 million at April 30, 2008, compared with $2,103 million at the end of fiscal year 2007 and $2,263 million at April 30, 2007. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 23 percent, 23 percent and 22 percent at April 30, 2008, October 31, 2007 and April 30, 2007, respectively.

Purchases of property and equipment for the Equipment Operations in the first six months of 2008 were $270 million, compared with $279 million in the same period last year. Capital expenditures for the Equipment Operations in 2008 are expected to be approximately $800 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2008, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $466 million in the first six months. Cash provided by financing activities totaled $423 million in the first six months, resulting primarily from an increase in external borrowings of $1,038 million, partially offset by dividends paid to Deere & Company of $506 million and a decrease in payables to the Equipment Operations of $162 million. Cash used by investing activities totaled $904 million in the first six months, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $767 million and purchases of property and equipment of $159 million. Cash and cash equivalents also decreased $5 million.

During the first six months of 2007, the aggregate cash provided by operating and financing activities was used primarily to increase receivables. Cash provided by Financial Services operating activities was $406 million in the first six months. Cash provided by financing activities totaled $508 million in the first six months, resulting primarily from an increase in external borrowings of $1,155 million, partially offset by dividends paid to Deere & Company of $337 million and a decrease in payables to the Equipment Operations of $335 million. Cash used by investing activities totaled $873 million in the first six months last year, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $842 million. Cash and cash equivalents also increased $47 million last year.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases. Receivables and leases increased $587 million during the first six months of 2008 and $1,546 million during the past 12 months. Total acquisitions of receivables and leases were 14 percent higher in the first six months of 2008, compared with the same period last year. Acquisition volumes of operating loans, wholesale notes, revolving charge accounts, trade receivables, leases and retail notes were all higher in the first six months of 2008, compared to the same period last year. Total receivables and leases administered by the credit operations, which include receivables previously sold, amounted to $23,075 million at April 30, 2008, compared with $22,543 million at October 31, 2007 and $21,946 million at April 30, 2007. At April 30, 2008, the unpaid balance of all receivables previously sold was $397 million, compared with $453 million at October 31, 2007 and $815 million at April 30, 2007.

Total external interest-bearing debt of the credit operations was $20,926 million at April 30, 2008, compared with $19,665 million at the end of fiscal year 2007 and $18,823 million at April 30, 2007. Included in this debt are secured borrowings of $2,309 million, $2,344 million and $2,871 million for the same periods. Total external borrowings increased during the first six months of 2008 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations. The credit operations’ ratio of interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 9.7 to 1 at April 30, 2008, compared with 8.2 to 1 at October 31, 2007 and 7.9 to 1 at April 30, 2007.

During the first six months of 2008, the credit operations issued $2,848 million and retired $1,823 million of long-term borrowings. The issuances were primarily medium-term notes. The retirements included $850 million of 3.90% notes due 2008 and the remainder consisted primarily of medium-term notes.

Purchases of property and equipment for Financial Services in the first six months of 2008 were $159 million, compared with $249 million in the same period last year, primarily related to the wind energy entities. Capital expenditures for Financial Services in 2008 are expected to be approximately $375 million also primarily related to the wind energy entities.

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K. The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2008 (see Note 13). The resulting liability for unrecognized tax benefits totaled $238 million at April 30, 2008. The timing of future payments related to this liability is not reasonably estimable at this time.

Dividend and Other Events

The Company’s Board of Directors at its meeting on May 28, 2008 increased the quarterly dividend to $.28 per share from the previous level of $.25 per share, payable August 1, 2008, to stockholders of record on June 30, 2008, and authorized the repurchase of up to $5 billion of additional common stock.  This repurchase program will supplement the existing 40 million share repurchase program, which had approximately 23 million shares remaining as of April 30, 2008.  Repurchases of the Company’s common stock under this plan will be made from time to time, at the Company’s discretion, in the open market.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2008 were as follows:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of		as Part of Publicly	Be Purchased under
	Shares		Announced Plans	the Plans or Programs
	Purchased	Average Price	or Programs (1)	(1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Feb 1 to Feb 29	1,399	$85.33	1,399	27.7
Mar 1 to Mar 31	2,182	84.61	2,182	25.5
Apr 1 to Apr 30	2,523	85.65	2,523	22.9
Total	6,104		6,104

(1)

At April 30, 2008, the Company had one active share repurchase program, which was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock with approximately 23 million shares remaining to be purchased.  On May 28, 2008, the Company announced a program revision authorizing the repurchase of up to $5 billion of additional common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 27, 2008:

a. the following directors were elected for terms expiring at the annual meeting in 2011:

	Shares Voted For	Shares Voted Against	Abstain
T. Kevin Dunnigan	382,066,522	7,204,653	503,018
Charles O. Holliday, Jr.	382,137,102	7,114,014	523,075
Dipak C. Jain	380,240,781	8,726,980	806,431
Joachim Milberg	380,276,011	8,950,275	547,906
Richard B. Myers	378,569,249	10,411,811	793,130

Other members of the Board of Directors are:

Robert W. Lane, Antonio Madero B. and Aulana L. Peters who serve as directors of the Company for terms expiring at the annual meeting in 2010; and Crandall C. Bowles, Vance D. Coffman, Clayton M. Jones, Arthur L. Kelly and Thomas H. Patrick who serve as directors of the Company for the terms expiring at the annual meeting in 2009.

b.	The John Deere Mid-Term Incentive Plan was re-approved:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
373,852,911	11,530,972	4,390,309	0

c.	Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2008 fiscal year:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
381,157,412	4,838,186	3,778,593	0

Item 5.	Other Information

None

Item 6.	Exhibits

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

DEERE & COMPANY

Date:	May 29, 2008	By:	/s/ M. J. Mack, Jr.
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