Form 10-Q
period 2008-07-31
DEERE & CO
filed 2008-09-02
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

Commission file no: 1-4121

DEERE & COMPANY

Delaware	36-2382580
(State of incorporation)	(IRS employer identification no.)

One John Deere Place

Moline, Illinois 61265

(Address of principal executive offices)

Telephone Number:  (309) 765-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

At July 31, 2008, 427,005,955 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2008 and 2007
(In millions of dollars and shares except per share amounts) Unaudited

	2008	2007
Net Sales and Revenues
Net sales	$7,070.2	$5,984.9
Finance and interest income	511.6	516.9
Other income	156.9	131.9
Total	7,738.7	6,633.7

Costs and Expenses
Cost of sales	5,421.9	4,542.9
Research and development expenses	238.1	204.3
Selling, administrative and general expenses	772.0	665.8
Interest expense	270.2	291.6
Other operating expenses	167.5	126.8
Total	6,869.7	5,831.4

Income of Consolidated Group Before Income Taxes	869.0	802.3
Provision for income taxes	307.1	272.2
Income of Consolidated Group	561.9	530.1
Equity in income of unconsolidated affiliates	13.3	7.1
Net Income	$575.2	$537.2

Per Share Data
Net income - basic	$1.34	$1.20
Net income - diluted	$1.32	$1.18

Average Shares Outstanding
Basic	429.3	447.6
Diluted	434.4	453.6

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2008 and 2007
(In millions of dollars and shares except per share amounts) Unaudited

	2008	2007
Net Sales and Revenues
Net sales	$19,069.7	$16,065.7
Finance and interest income	1,548.8	1,489.6
Other income	418.0	386.0
Total	21,036.5	17,941.3

Costs and Expenses
Cost of sales	14,292.3	12,198.6
Research and development expenses	672.5	585.4
Selling, administrative and general expenses	2,191.4	1,866.4
Interest expense	848.9	842.2
Other operating expenses	468.3	391.7
Total	18,473.4	15,884.3

Income of Consolidated Group Before Income Taxes	2,563.1	2,057.0
Provision for income taxes	888.1	680.3
Income of Consolidated Group	1,675.0	1,376.7
Equity in income of unconsolidated affiliates	32.7	22.8
Net Income	$1,707.7	$1,399.5

Per Share Data
Net income - basic	$3.94	$3.10
Net income - diluted	$3.89	$3.06

Average Shares Outstanding
Basic	433.6	451.6
Diluted	439.4	457.2

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2008	2007	2007
Assets
Cash and cash equivalents	$2,822.8	$2,278.6	$1,773.2
Marketable securities	944.0	1,623.3	2,047.4
Receivables from unconsolidated affiliates	45.1	29.6	22.4
Trade accounts and notes receivable - net	3,982.7	3,055.0	3,753.7
Financing receivables - net	16,023.0	15,631.2	14,342.6
Restricted financing receivables - net	1,933.8	2,289.0	2,541.8
Other receivables	678.6	596.3	517.9
Equipment on operating leases - net	1,661.0	1,705.3	1,568.5
Inventories	3,474.2	2,337.3	2,473.7
Property and equipment - net	3,938.5	3,534.0	3,228.5
Investments in unconsolidated affiliates	215.1	149.5	140.0
Goodwill	1,329.8	1,234.3	1,249.4
Other intangible assets - net	183.4	131.0	71.9
Retirement benefits	2,047.5	1,976.0	2,638.1
Deferred income taxes	1,564.2	1,399.5	729.8
Other assets	844.0	605.8	531.7
Total Assets	$41,687.7	$38,575.7	$37,630.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,114.2	$9,969.4	$10,179.6
Payables to unconsolidated affiliates	178.5	136.5	120.7
Accounts payable and accrued expenses	6,059.3	5,357.9	5,103.3
Accrued taxes	646.0	274.3	274.4
Deferred income taxes	207.8	183.4	105.8
Long-term borrowings	13,397.4	11,798.2	11,096.1
Retirement benefit accruals and other liabilities	3,544.5	3,700.2	2,689.6
Total liabilities	34,147.7	31,419.9	29,569.5

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at July 31, 2008 – 536,431,204)	2,931.0	2,777.0	2,455.4
Common stock in treasury	(5,277.4)	(4,015.4)	(3,638.3)
Retained earnings	10,353.8	9,031.7	8,988.1
Total	8,007.4	7,793.3	7,805.2
Accumulated other comprehensive income (loss)	(467.4)	(637.5)	255.9
Stockholders’ equity	7,540.0	7,155.8	8,061.1
Total Liabilities and Stockholders’ Equity	$41,687.7	$38,575.7	$37,630.6

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2008 and 2007
(In millions of dollars) Unaudited

	2008	2007
Cash Flows from Operating Activities
Net income	$1,707.7	$1,399.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	65.1	48.1
Provision for depreciation and amortization	626.9	553.5
Share-based compensation expense	63.7	67.7
Undistributed earnings of unconsolidated affiliates	(18.2)	(12.4)
Credit for deferred income taxes	(143.1)	(83.9)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(656.7)	(574.8)
Inventories	(1,212.9)	(465.1)
Accounts payable and accrued expenses	509.8	356.3
Accrued income taxes payable/receivable	264.6	145.7
Retirement benefit accruals/prepaid pension costs	(115.0)	(132.9)
Other	(149.3)	(16.5)
Net cash provided by operating activities	942.6	1,285.2

Cash Flows from Investing Activities
Collections of financing receivables	9,400.0	7,883.5
Proceeds from sales of financing receivables	38.7	78.4
Proceeds from maturities and sales of marketable securities	1,415.9	1,733.4
Proceeds from sales of equipment on operating leases	354.9	268.4
Proceeds from sales of businesses, net of cash sold	41.1
Cost of financing receivables acquired	(9,648.1)	(8,238.3)
Purchases of marketable securities	(769.2)	(1,953.0)
Purchases of property and equipment	(631.2)	(712.8)
Cost of equipment on operating leases acquired	(306.9)	(314.7)
Acquisitions of businesses, net of cash acquired	(241.4)	(144.9)
Other	(37.1)	75.8
Net cash used for investing activities	(383.3)	(1,324.2)

Cash Flows from Financing Activities
Increase in short-term borrowings	60.3	1,030.5
Proceeds from long-term borrowings	4,400.3	2,373.3
Payments of long-term borrowings	(3,032.2)	(2,243.6)
Proceeds from issuance of common stock	107.0	246.4
Repurchases of common stock	(1,358.0)	(1,117.0)
Dividends paid	(327.9)	(288.4)
Excess tax benefits from share-based compensation	71.7	76.7
Other	(14.2)	(11.0)
Net cash provided by (used for) financing activities	(93.0)	66.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	77.9	57.8

Net Increase in Cash and Cash Equivalents	544.2	85.7
Cash and Cash Equivalents at Beginning of Period	2,278.6	1,687.5
Cash and Cash Equivalents at End of Period	$2,822.8	$1,773.2

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $219 million and $192 million in the first nine months of 2008 and 2007, respectively. The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $90 million and $67 million at July 31, 2008 and 2007, respectively.

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

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007

Balance, beginning of period	$9,898.7	$8,549.3	$9,031.7	$7,886.8
Net income	575.2	537.2	1,707.7	1,399.5
Dividends declared	(120.2)	(98.4)	(337.6)	(298.2)
Adoption of FASB Interpretation No. 48 (see Note 13)			(48.0)
Other	.1
Balance, end of period	$10,353.8	$8,988.1	$10,353.8	$8,988.1

(4)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2008	October 31 2007	July 31 2007
Raw materials and supplies	$1,157	$882	$814
Work-in-process	507	425	427
Finished goods and parts	3,138	2,263	2,400
Total FIFO value	4,802	3,570	3,641
Less adjustment to LIFO basis	1,328	1,233	1,167
Inventories	$3,474	$2,337	$2,474

(5)	Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty (based on dealer inventories and retail sales).  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the Equipment Operations’ extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $84 million and $69 million at July 31, 2008 and 2007, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007

Balance, beginning of period	$656	$587	$626	$552
Payments	(122)	(118)	(355)	(323)
Amortization of premiums received	(9)	(6)	(17)	(17)
Accruals for warranties	173	149	427	385
Premiums received	8	8	25	23
Balance, end of period	$706	$620	$706	$620

At July 31, 2008, the Company had approximately $240 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2008, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2008 was approximately seven years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with an insurance company (Insurance Carrier) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carrier for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carrier for any uncollected premiums.  At July 31, 2008, the maximum exposure for uncollected premiums was approximately $156 million.  Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carrier for exposure under the Agreement of approximately $715 million at July 31, 2008.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at July 31, 2008, the credit operations’ accrued liability under the Agreement was not material.

At July 31, 2008, the Company had commitments of approximately $552 million for the construction and acquisition of property and equipment.  Also at July 31, 2008, the Company had pledged assets of $126 million, primarily as collateral for borrowings.  See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $60 million at July 31, 2008, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at July 31, 2008.

(6)	Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and are, therefore, accounted for as secured borrowings.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities.  Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transactions.  Further information related to the secured borrowings is provided below.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables – net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary or the SPE is a qualified special purpose entity as defined in FASB Statement No. 140.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2008	October 31 2007	July 31 2007
Restricted financing receivables (retail notes)	$1,947	$2,301	$2,557
Allowance for credit losses	(13)	(12)	(15)
Other assets	54	45	44
Total restricted securitized assets	$1,988	$2,334	$2,586

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2008	October 31 2007	July 31 2007
Short-term borrowings	$1,966	$2,344	$2,581
Accrued interest on borrowings	3	5	5
Total liabilities related to restricted securitized assets	$1,969	$2,349	$2,586

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term debt credit rating, cash collections from these restricted assets do not need to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors.  Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, SPEs were consolidated that included assets (restricted retail notes) of $1,462 million, $1,494 million and $1,662 million at July 31, 2008, October 31, 2007 and July 31, 2007, respectively.  These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table above.  At July 31, 2008, the maximum remaining term of all restricted receivables was approximately six years.

(7)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007 *	2008	2007 *
Dividends declared	$.28	$.22	$.78	$.66
Dividends paid	$.25	$.22	$.75	$.63	½

* Adjusted for two-for-one stock split (see Note 1).

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2008	2007	% Change	2008	2007	% Change
Net sales and revenues:
Agricultural equipment *	$4,544	$3,355	+35	$12,002	$8,934	+34
Commercial and consumer equipment	1,332	1,346	-1	3,498	3,305	+6
Construction and forestry *	1,194	1,284	-7	3,570	3,827	-7
Total net sales **	7,070	5,985	+18	19,070	16,066	+19
Credit revenues *	550	533	+3	1,632	1,527	+7
Other revenues	119	116	+3	334	348	-4
Total net sales and revenues **	$7,739	$6,634	+17	$21,036	$17,941	+17

Operating profit: ***
Agricultural equipment	$634	$431	+47	$1,748	$1,055	+66
Commercial and consumer equipment	91	127	-28	253	315	-20
Construction and forestry	93	150	-38	376	437	-14
Credit	111	141	-21	376	404	-7
Other	5	1	+400	12	2	+500
Total operating profit **	934	850	+10	2,765	2,213	+25
Interest, corporate expenses – net and income taxes	(359)	(313)	+15	(1,057)	(813)	+30
Net income	$575	$537	+7	$1,708	$1,400	+22
Identifiable assets:
Agricultural equipment				$5,900	$4,184	+41
Commercial and consumer equipment				1,727	1,744	-1
Construction and forestry				2,528	2,412	+5
Credit				25,203	22,821	+10
Other				215	181	+19
Corporate				6,115	6,289	-3
Total assets				$41,688	$37,631	+11

*	Additional intersegment sales and revenues
	Agricultural equipment sales	$17	$28	-39	$50	$82	-39
	Construction and forestry sales	2	2		7	7
	Credit revenues	57	76	-25	191	205	-7

**	Includes equipment operations outside the U.S. and Canada as follows:
	Net sales	$3,072	$2,221	+38	$7,942	$5,645	+41
	Operating profit	332	229	+45	925	562	+65

***

Operating profit is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007 *	2008	2007 *
Net income	$575.2	$537.2	$1,707.7	$1,399.5
Average shares outstanding	429.3	447.6	433.6	451.6
Basic net income per share	$1.34	$1.20	$3.94	$3.10

Average shares outstanding	429.3	447.6	433.6	451.6
Effect of dilutive stock options	5.1	6.0	5.8	5.6
Total potential shares outstanding	434.4	453.6	439.4	457.2
Diluted net income per share	$1.32	$1.18	$3.89	$3.06

* Adjusted for two-for-one stock split (see Note 1).

Out of the total stock options outstanding during the third quarter and first nine months of 2008, options to purchase 2.0 million shares were excluded because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share.  During the same periods in 2007, no options were excluded.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
Net income	$575.2	$537.2	$1,707.7	$1,399.5

Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	19.7		70.3
Cumulative translation adjustment	25.5	76.6	107.5	181.2
Unrealized gain (loss) on investments	(1.4)	.6	(2.7)	(.2)
Unrealized gain (loss) on derivatives	12.3	(.8)	(5.0)	.6
Comprehensive income	$631.3	$613.6	$1,877.8	$1,581.1

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

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
Service cost	$40	$39	$122	$117
Interest cost	129	122	387	364
Expected return on plan assets	(186)	(173)	(559)	(512)
Amortization of actuarial loss	9	28	36	84
Amortization of prior service cost	7	7	20	21
Special early-retirement benefits	1		2
Net cost	$—	$23	$8	$74

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
Service cost	$13	$17	$37	$52
Interest cost	81	80	242	240
Expected return on plan assets	(45)	(39)	(133)	(117)
Amortization of actuarial loss	21	55	62	162
Amortization of prior service cost	(5)	(33)	(13)	(100)
Net cost	$65	$80	$195	$237

During the first nine months of 2008, the Company contributed $55 million to its pension plans and $254 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional amount of approximately $88 million to its pension plans and $27 million to its other postretirement benefit plans in the remainder of fiscal year 2008.  These contributions include payments from Company funds to either increase plan assets or to make direct payments to plan participants.

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

After adoption at the beginning of the first quarter, the Company had a total liability for unrecognized tax benefits of $207 million.  Approximately $65 million of this balance would affect the effective tax rate if the tax benefits were recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  These items would not affect the effective tax rate due to offsetting changes to the receivables or deferred taxes.  The liability for unrecognized tax benefits at July 31, 2008 was $246 million, of which approximately $64 million would affect the effective tax rate if the tax benefits were recognized.  The increase in the liability from the beginning of the year was primarily due to the effects of transfer pricing and currency translation.  The Company does not have any tax positions for which it expects that the liability for unrecognized tax benefits would change significantly within the next 12 months.

The Company’s continuing policy is to recognize interest related to uncertain tax positions in interest expense and interest income, and recognize penalties in selling, administrative and general expenses.  After adoption at the beginning of the first quarter of 2008, the liability for accrued interest and penalties totaled $33 million and the receivable for interest was $14 million, which have not changed materially during the first nine months of 2008.

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

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The effective date for both Statements is the beginning of fiscal year 2010.  The Company has currently not determined the potential effects of adoption on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value and expands disclosures about fair value measurements.  These methods will apply to other accounting standards, which use fair value measurements and may change the application of certain measurements used in current practice.  The effective date is the beginning of fiscal year 2009 for financial assets and liabilities.  For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed on a recurring basis (at least annually).  The adoptions are not expected to have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement increases the disclosure requirements for derivative instruments.  The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts.  For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions.  The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements.  Most disclosures are required on an interim and annual basis.  The effective date is the second quarter of fiscal year 2009.  The adoption will not have a material effect on the Company’s consolidated financial statements.

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

(14)

In May 2008, the Company acquired T-Systems International, Inc. (T-Systems) for a cost of approximately $85 million, including a preliminary value of $30 million of goodwill and other intangibles.  T-Systems, which is headquartered in California, manufactures and markets drip tape and agronomic technologies for irrigation.  In June 2008, the Company acquired Plastro Irrigation Systems Ltd. (Plastro) for a cost of approximately $120 million, including a preliminary value of $90 million of goodwill and other intangibles.  Plastro, which is headquartered in Israel, manufactures and markets drip and micro drip irrigation products for nursery and agricultural applications.  Both acquisitions will be included in the Company’s agricultural equipment segment.  In June 2008, the Company also acquired a 50 percent equity investment in Xuzhou Xuwa Excavator Machinery Co., Ltd. (XCG) for approximately $45 million.  XCG, a domestic excavator manufacturer in China, will be included in the construction and forestry segment.  The goodwill generated in these acquisitions were the result of the future cash flows and related fair values of the entity acquired exceeding the fair values of its identifiable assets and liabilities.  Certain long-lived assets including other intangibles are still being evaluated.  The results of these operations have been included in the Company’s financial statements since the dates of the acquisitions.  The pro forma results of operations as if the acquisitions had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

(15)

The Company’s Board of Directors at its meeting on May 28, 2008 authorized the repurchase of up to $5 billion of additional common stock (71.2 million shares based on July 31, 2008 closing common stock price of $70.16 per share).  This repurchase program supplements the previous 40 million share repurchase program, which had 18.5 million shares remaining as of July 31, 2008.  Repurchases of the Company’s common stock under this plan will be made from time to time, at the Company’s discretion, in the open market.

(16)

On September 2, 2008, the Company announced it will close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Wisconsin and Mexico.  The Welland factory manufactures utility vehicles and attachments for the commercial and consumer equipment and agricultural equipment businesses.  The plant is scheduled to close by the end of 2009.  Approximately 800 employees will be affected.  The closure is expected to result in after-tax charges of approximately $90 million, about half of which will be recorded in the fourth quarter of 2008.  These approximate after-tax charges will consist of pension and other postretirement benefits of $30 million, property and equipment impairments of $25 million, employee termination benefits of $20 million and other charges of $15 million.  The cash expenditures will be approximately half of the total charges.  For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operation,  “Market Conditions and Outlook.”

(17) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2008 and 2007

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Net Sales and Revenues
Net sales	$7,070.2	$5,984.9
Finance and interest income	26.1	30.0	$560.2	$567.7
Other income	101.3	94.7	66.9	56.7
Total	7,197.6	6,109.6	627.1	624.4

Costs and Expenses
Cost of sales	5,422.2	4,543.2
Research and development expenses	238.1	204.3
Selling, administrative and general expenses	657.2	568.8	116.9	98.9
Interest expense	43.3	42.0	241.5	261.3
Interest compensation to Financial Services	60.3	69.0
Other operating expenses	23.1	21.8	153.1	122.4
Total	6,444.2	5,449.1	511.5	482.6

Income of Consolidated Group Before Income Taxes	753.4	660.5	115.6	141.8
Provision for income taxes	274.8	222.4	32.3	49.8
Income of Consolidated Group	478.6	438.1	83.3	92.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	80.3	91.3	.1	.1
Other	16.3	7.8
Total	96.6	99.1	.1	.1
Net Income	$575.2	$537.2	$83.4	$92.1

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2008 and 2007

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Net Sales and Revenues
Net sales	$19,069.7	$16,065.7
Finance and interest income	77.3	79.3	$1,687.6	$1,629.7
Other income	282.5	293.6	195.8	148.3
Total	19,429.5	16,438.6	1,883.4	1,778.0

Costs and Expenses
Cost of sales	14,293.4	12,199.4
Research and development expenses	672.5	585.4
Selling, administrative and general expenses	1,868.0	1,583.0	330.1	288.7
Interest expense	138.3	131.0	750.6	743.9
Interest compensation to Financial Services	176.0	186.7
Other operating expenses	105.0	102.2	415.9	339.3
Total	17,253.2	14,787.7	1,496.6	1,371.9

Income of Consolidated Group Before Income Taxes	2,176.3	1,650.9	386.8	406.1
Provision for income taxes	768.1	540.7	120.0	139.6
Income of Consolidated Group	1,408.2	1,110.2	266.8	266.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	260.1	265.1	.7	.3
Other	39.4	24.2
Total	299.5	289.3	.7	.3
Net Income	$1,707.7	$1,399.5	$267.5	$266.8

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2008	October 31 2007	July 31 2007	July 31 2008	October 31 2007	July 31 2007
Assets
Cash and cash equivalents	$2,099.5	$2,019.6	$1,482.9	$723.3	$259.1	$290.3
Marketable securities	731.8	1,468.2	1,897.7	212.3	155.1	149.7
Receivables from unconsolidated subsidiaries and affiliates	676.1	437.0	336.4		.2	.2
Trade accounts and notes receivable - net	1,259.9	1,028.8	1,246.0	3,271.1	2,475.9	3,061.9
Financing receivables - net	5.6	11.0	5.0	16,017.4	15,620.2	14,337.6
Restricted financing receivables - net				1,933.8	2,289.0	2,541.8
Other receivables	614.2	524.0	421.7	68.1	74.2	96.2
Equipment on operating leases - net				1,661.0	1,705.3	1,568.5
Inventories	3,474.2	2,337.3	2,473.7
Property and equipment - net	2,955.9	2,721.4	2,562.3	982.6	812.6	666.2
Investments in unconsolidated subsidiaries and affiliates	2,519.0	2,643.4	2,591.8	6.4	5.1	5.0
Goodwill	1,329.8	1,234.3	1,249.4
Other intangible assets - net	183.4	131.0	71.9
Retirement benefits	2,041.9	1,967.6	2,628.9	6.7	9.0	9.2
Deferred income taxes	1,590.0	1,418.5	788.8	77.0	46.1	35.3
Other assets	389.1	347.6	293.1	457.6	259.3	240.1
Total Assets	$19,870.4	$18,289.7	$18,049.6	$25,417.3	$23,711.1	$23,002.0

Liabilities and Stockholders’ Equity
Short-term borrowings	$407.7	$129.8	$215.6	$9,706.5	$9,839.7	$9,964.0
Payables to unconsolidated subsidiaries and affiliates	178.5	136.5	120.9	631.0	407.4	313.9
Accounts payable and accrued expenses	5,547.9	4,884.4	4,769.2	1,062.5	924.2	889.8
Accrued taxes	579.7	242.4	236.2	70.0	33.7	38.2
Deferred income taxes	127.2	99.8	36.7	183.5	148.8	163.4
Long-term borrowings	1,980.8	1,973.2	1,952.9	11,416.6	9,825.0	9,143.3
Retirement benefit accruals and other liabilities	3,508.6	3,667.8	2,657.0	37.0	33.1	32.5
Total liabilities	12,330.4	11,133.9	9,988.5	23,107.1	21,211.9	20,545.1

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at July 31, 2008 – 536,431,204)	2,931.0	2,777.0	2,455.4	1,217.1	1,122.4	1,077.4
Common stock in treasury	(5,277.4)	(4,015.4)	(3,638.3)
Retained earnings	10,353.8	9,031.7	8,988.1	928.7	1,228.8	1,254.6
Total	8,007.4	7,793.3	7,805.2	2,145.8	2,351.2	2,332.0
Accumulated other comprehensive income (loss)	(467.4)	(637.5)	255.9	164.4	148.0	124.9
Stockholders’ equity	7,540.0	7,155.8	8,061.1	2,310.2	2,499.2	2,456.9
Total Liabilities and Stockholders’ Equity	$19,870.4	$18,289.7	$18,049.6	$25,417.3	$23,711.1	$23,002.0

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2008 and 2007

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
Cash Flows from Operating Activities
Net income	$1,707.7	$1,399.5	$267.5	$266.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	7.0	3.2	58.1	45.0
Provision for depreciation and amortization	371.0	325.5	307.9	272.1
Undistributed earnings of unconsolidated subsidiaries and affiliates	261.1	186.6	(.8)	(.3)
Provision (credit) for deferred income taxes	(168.8)	(61.1)	25.7	(22.8)
Changes in assets and liabilities:
Receivables	(190.8)	(306.4)	2.9	9.3
Inventories	(993.6)	(273.3)
Accounts payable and accrued expenses	507.9	412.7	102.3	63.8
Accrued income taxes payable/receivable	254.6	123.8	10.0	21.9
Retirement benefit accruals/prepaid pension costs	(121.4)	(141.4)	6.5	8.5
Other	(9.2)	141.3	(53.0)	(67.6)
Net cash provided by operating activities	1,625.5	1,810.4	727.1	596.7

Cash Flows from Investing Activities
Collections of receivables			25,278.2	22,199.7
Proceeds from sales of financing receivables			101.6	155.2
Proceeds from maturities and sales of marketable securities	1,395.1	1,730.6	20.8	2.8
Proceeds from sales of equipment on operating leases			354.9	268.4
Proceeds from sales of businesses, net of cash sold	41.1
Cost of receivables acquired			(26,114.3)	(23,028.5)
Purchases of marketable securities	(691.3)	(1,907.5)	(77.9)	(45.5)
Purchases of property and equipment	(448.5)	(396.9)	(182.8)	(315.9)
Cost of equipment on operating leases acquired			(603.3)	(573.9)
Acquisitions of businesses, net of cash acquired	(241.4)	(144.9)
Other	(145.9)	(93.2)	(28.3)	105.7
Net cash used for investing activities	(90.9)	(811.9)	(1,251.1)	(1,232.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	222.0	(111.1)	(161.7)	1,141.5
Change in intercompany receivables/payables	(216.0)	162.2	216.0	(162.2)
Proceeds from long-term borrowings			4,400.3	2,373.2
Payments of long-term borrowings	(13.4)	(7.1)	(3,018.8)	(2,236.4)
Proceeds from issuance of common stock	107.0	246.4
Repurchases of common stock	(1,358.0)	(1,117.0)
Dividends paid	(327.9)	(288.4)	(546.1)	(465.5)
Excess tax benefits from share-based compensation	71.7	76.7
Other	4.1	(1.2)	76.4	53.6
Net cash provided by (used for) financing activities	(1,510.5)	(1,039.5)	966.1	704.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	55.8	47.2	22.1	10.6

Net Increase in Cash and Cash Equivalents	79.9	6.2	464.2	79.5
Cash and Cash Equivalents at Beginning of Period	2,019.6	1,476.7	259.1	210.8
Cash and Cash Equivalents at End of Period	$2,099.5	$1,482.9	$723.3	$290.3

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

Trends and Economic Conditions

Industry sales of farm machinery for 2008 in the U.S. and Canada are forecast to be up 20 to 25 percent for the year, led by a substantial increase in large tractors and combines.  Industry sales in Western Europe are forecast to be up about 5 percent for the year.  Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is growing rapidly.  South American markets are showing further improvement with industry sales forecast to increase by about 40 percent for the year.  The Company’s agricultural equipment sales were up 35 percent for the third quarter and 34 percent for the first nine months of 2008.  With help from continuing strength in the global farm sector, agricultural equipment sales are forecast to increase about 38 percent for the year, including about 8 percent related to currency translation.  The Company’s commercial and consumer equipment sales declined 1 percent for the third quarter and increased 6 percent year to date, including an increase of 5 percent for the quarter and 9 percent year to date from a landscape operation acquired in the third quarter of 2007.  Commercial and consumer equipment sales are projected to increase about 4 percent for the year, including an improvement of about 6 percent from the landscape acquisition.  U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts.  The Company’s construction and forestry sales declined 7 percent in the third quarter and first nine months of 2008.  For the year, these sales are expected to decline by approximately 5 percent.  The Company’s credit operations net income in 2008 is forecast to be approximately $335 million, a decrease from 2007.

Items of concern include the sharp rise in the price of many commodities used in the Company’s raw materials and components, which could affect the results of the Company’s Equipment Operations.  The availability of certain components could impact the Company’s ability to meet its production schedules.  The availability and price of food may prompt changes in renewable fuel standards that could affect commodity prices.  The slowdown in the economy and credit issues, which have affected the housing market, are also concerns.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.  Potential changes in government sponsored farmer financing programs in Brazil are a concern.

A continuation of positive conditions in the global farm sector is helping the Company maintain record financial results at a time of rising raw material costs and a sluggish U.S. economy.  Though agricultural commodity prices have moderated, they remain quite favorable by historical standards and are continuing to provide strong support to farm incomes and to the sale of productive farm machinery worldwide.  The Company’s non-agricultural operations have also remained on a profitable course, in spite of the economic downturn in the U.S.

2008 Compared with 2007

Deere & Company’s net income for the third quarter of 2008 was $575.2 million, or $1.32 per share, compared with $537.2 million, or $1.18 per share, for the same period last year.  For the first nine months of 2008, net income was $1,708 million, or $3.89 per share, compared with $1,400 million, or $3.06 per share, for the same period last year.

Worldwide net sales and revenues increased 17 percent to $7,739 million for the third quarter of 2008, compared with $6,634 million a year ago, and also increased 17 percent to $21,036 million for the first nine months, compared with $17,941 million last year.  Net sales of the Equipment Operations increased 18 percent to $7,070 million for the third quarter and 19 percent to $19,070 million for the first nine months, compared with $5,985 million and $16,066 million for the respective periods last year.  This included positive effects for currency translation of 5 percent and price changes of 2 percent, respectively, for both the third quarter and for the first nine months.  Net sales in the U.S. and Canada increased 6 percent for the third quarter and 7 percent for the first nine months.  Net sales outside the U.S. and Canada increased 38 percent for the third quarter and 41 percent for the first nine months, which included a positive currency translation effect of 13 percent for the third quarter and year to date.

The Company’s Equipment Operations reported operating profit of $818 million for the third quarter and $2,377 million for the first nine months of 2008, compared with $708 million and $1,807 million for the same periods last year.  The third quarter improvement was largely due to the favorable impact of higher shipment volumes, partially offset by higher selling, administrative and general expenses.  Additionally, an increase in raw material costs offset improved price realization in the quarter.  For the nine months, the improvement was primarily due to the favorable impact of higher shipment volumes and improved price realization, partially offset by higher selling, administrative and general expenses and increased raw material costs.

The Equipment Operations had net income of $478.6 million for the third quarter and $1,408.2 million for the first nine months, compared with $438.1 million and $1,110.2 million for the same periods last year.  The same factors mentioned above, as well as higher effective tax rates in both periods this year affected these results.

Trade receivables and inventories at the end of the third quarter were $7,457 million, or 30 percent of the last 12 months’ net sales, compared with $6,227 million, or 30 percent of net sales for the same period a year ago.

Business Segment Results

•

Agricultural Equipment. Segment sales increased 35 percent for the third quarter and 34 percent for the first nine months of 2008 with the improvement in both periods due to higher shipment volumes, the favorable effects of currency translation and improved price realization. Operating profit was $634 million for the third quarter and $1,748 million for the first nine months, compared with $431 million and $1,055 million for the respective periods last year. Operating profit for both periods was higher primarily due to the favorable impact of higher shipment volumes and improved price realization, partially offset by higher raw material costs and higher selling, administrative and general expenses.

•

Commercial and Consumer Equipment. Segment sales declined 1 percent for the third quarter and increased 6 percent for the first nine months of 2008, compared with the prior year, which included an increase of 5 percent in the third quarter and 9 percent year to date from a landscape operation acquired in the third quarter of 2007. Operating profit was $91 million for the third quarter and $253 million for the first nine months, compared with $127 million and $315 million for the respective periods last year. Operating profit was down for the third quarter due to higher selling, administrative and general expenses, increased raw material costs and lower sales volumes, partially offset by improved price realization. The first nine months decline in operating profit was primarily due to higher selling, administrative and general expenses related to growth in landscape operations and increased raw material costs. Partially offsetting these factors for nine months were an increase in shipment volumes, improved price realization and more favorable product mix.

•

Construction and Forestry. Pressured by U.S. market conditions, segment sales declined 7 percent for both the third quarter and the first nine months of this year. Operating profit was $93 million for the third quarter and $376 million for the first nine months, compared with $150 million and $437 million for the respective periods last year. Operating profit was lower largely due to lower shipment volumes for both periods and higher raw material costs for the third quarter this year. Improved price realization more than offset higher raw material costs for the first nine months of 2008.

•

Credit. The credit segment had an operating profit of $111 million for the third quarter and $376 million for the first nine months, compared with $141 million and $404 million in the same periods last year. The decrease for both periods was primarily due to higher selling, administrative and general expenses, an increase in leverage, an increase in the provision for credit losses and lower income from receivable sales, partially offset by growth in the credit portfolio and higher commissions from crop insurance. Total revenues of the credit operations, including intercompany revenues, was $606 million in the current quarter, compared to $608 million in the third quarter of 2007, and increased 5 percent in the first nine months to $1,823 million this year from $1,731 million last year. The average balance of receivables and leases financed was 6 percent higher in the third quarter and 7 percent higher in the first nine months of 2008, compared with the same periods last year. Interest expense decreased 8 percent in the current quarter and increased 1 percent in the first nine months of 2008, compared with the same periods last year. The decrease for the quarter was primarily a result of lower financing rates, partially offset by higher average borrowings. The year to date increase was primarily due to higher average borrowings, partially offset by lower financing rates. The credit operations’ consolidated ratio of earnings to fixed charges was 1.47 to 1 for the third quarter and 1.51 for the first nine months this year, compared with 1.55 to 1 for both periods last year.

The cost of sales to net sales ratio was 76.7 percent and 74.9 percent in the third quarter and first nine months of 2008, respectively, compared to 75.9 percent in both periods last year.  The increase for the quarter was primarily due to higher raw material costs, partially offset by increased volumes and improved price realization.  The decrease for the first nine months was primarily due to improved price realization, partially offset by increased raw material costs.

Finance and interest income, and interest expense decreased in the third quarter of 2008 due to lower financing rates, partially offset by growth in the credit operations’ portfolio and an increase in borrowings.  These revenues and expenses increased in the first nine months of 2008 due to growth in the portfolio and an increase in borrowings, partially offset by lower financing rates.  Other income increased in both periods primarily due to higher crop insurance commissions.  Research and development expenses increased in both periods primarily as a result of increased spending in support of new products and the effect of currency translation.  Selling, administrative and general expenses increased in both periods primarily due to growth and acquisitions, the effect of currency translation and the provision for credit losses.  Other operating expenses increased in both periods primarily as a result of higher expenses related to crop insurance commissions and from wind energy entities.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 21 percent for the full year and 29 percent for the fourth quarter of 2008, compared to the same periods last year.  Included in the forecast is about 5 percent of currency translation impact for the year and about 3 percent for the quarter.  Escalating raw material costs are expected to have an impact on the margins for the quarter.  The Company in its earnings release for the third quarter forecasted net income of about $425 million for the fourth quarter.  Subsequent to that earnings release, on August 27, 2008 the Company’s Board of Directors approved the closure of the Welland facility.  As discussed in Note 16, the Company expects that closure of this plant will result in a fourth quarter charge, which is not reflected in the above forecast.

•

Agricultural Equipment. With help from continuing strength in the global farm sector, worldwide sales of the Company’s agricultural equipment segment are forecast to increase by about 38 percent for full-year 2008. This includes about 8 percent related to currency translation.

Farm machinery industry sales in the U.S. and Canada are forecast to be up 20 to 25 percent for the year, led by a substantial increase in large tractors and combines. Agricultural commodity prices remain at healthy levels and are lending continued support to farm income in the U.S. and other areas.

Industry sales in Western Europe are forecast to be up about 5 percent for the year. Greater increases are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia, where demand for productive farm machinery is growing rapidly. South American markets are showing further improvement with industry sales forecast to increase by about 40 percent for the year. Company sales in Brazil are being helped by an expanded product line, additional tractor capacity, and rising demand for sugarcane harvesting equipment. The Company’s sales have moved significantly higher in Australia, where the farm sector is experiencing a strong recovery.

•

Commercial and Consumer Equipment. The Company’s commercial and consumer equipment sales are projected to be up about 4 percent for the year. The landscape operation acquired in the third quarter of 2007 is expected to account for about 6 percent of the yearly improvement. Sales gains from new products are partially offsetting the impact of the U.S. housing slowdown and weakening economy.

•

Construction and Forestry. U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due to a sharp decline in housing starts, which are expected to reach 60-year lows in 2008. Non-residential construction is projected to be somewhat above last year’s relatively healthy rate. Although the U.S. housing sector is negatively affecting forestry equipment markets in the U.S. and Canada, forestry sales in other key markets are expected to rise in 2008.

In this environment, the Company’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 5 percent for the year. Company sales are receiving benefit from new products and from factory production levels being more closely aligned with retail demand. In addition, Company sales outside the U.S. and Canada are experiencing strong growth.

•

Credit. Full-year 2008 net income for the Company’s credit operations is forecast to be approximately $335 million. The forecast decrease from 2007 is primarily due to higher selling, administrative and general expenses, as well as increases in leverage and in the provision for credit losses, partially offset by growth in the credit portfolio.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment segment, the many interrelated factors that affect farmers’ confidence.  These factors  include worldwide demand for agricultural products, world grain stocks, weather conditions (including floods in the mid-western U.S.), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including avian flu and bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates; production, design and technological difficulties, including capacity and supply constraints and prices, including for supply commodities such as steel, rubber and fuel; the availability and prices of strategically sourced materials, components and whole goods, including agricultural equipment tires; delays or disruptions in the Company’s supply chain due to weather or natural disasters; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rate levels and foreign currency exchange rates; the availability and cost of freight; trade, monetary and fiscal policies of various countries; wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies; capital market disruptions; significant changes in capital market liquidity and associated funding costs; customer borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults; and the sub-prime credit market crisis; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; changes to accounting standards; changes in tax rates; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates.  The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are acquisitions and divestitures of businesses, the integration of new businesses, changes in Company declared dividends and common stock issuances and repurchases.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2008 were $943 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable, which were partially offset by a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals.  Cash outflows from investing activities were $383 million in the first nine months of this year, primarily due to purchases of property and equipment of $631 million, the acquisitions of businesses of $241 million, the cost of financing receivables and equipment on operating leases acquired exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $200 million.  These outflows were partially offset by proceeds from maturities and sales of marketable securities exceeding the cost of marketable securities by $647 million.  Cash outflows from financing activities were $93 million in the first nine months of 2008, primarily due to repurchases of common stock of $1,358 million and dividends paid of $328 million, partially offset by an increase in borrowings of $1,428 million, proceeds from issuance of common stock of $107 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $72 million.  Cash and cash equivalents also increased $544 million during the first nine months.

Positive cash flows from consolidated operating activities in the first nine months of 2007 were $1,285 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable, which were partially offset by a seasonal increase in trade receivables and inventories, and a decrease in retirement benefit accruals.  Cash outflows from investing activities were $1,324 million in the first nine months of 2007, primarily due to purchases of property and equipment of $713 million, the cost of financing receivables and equipment on operating leases acquired exceeding collections of financing receivables and the proceeds from sales of equipment on operating leases by $401 million, the cost of marketable securities exceeding proceeds from maturities and sales of marketable securities by $220 million and acquisitions of businesses for $145 million.  Cash inflows from financing activities were $67 million in the first nine months of 2007, primarily due to an increase in borrowings of $1,160 million, proceeds from issuance of common stock of $246 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $77 million, which were mostly offset by repurchase of common stock of $1,117 million and dividends paid of $288 million.  Cash and cash equivalents also increased $86 million during the first nine months of last year.

Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes and committed and uncommitted bank lines of credit.

Because of the multiple funding sources that are available, the Company expects to have sufficient sources of liquidity to meet its ongoing funding needs.  The Company’s commercial paper outstanding at July 31, 2008, October 31, 2007 and July 31, 2007 was approximately $3.3 billion, $2.8 billion and $3.5 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $3.8 billion, $3.9 billion and $3.8 billion, respectively.  The Company has for many years accessed diverse funding sources, including short-term and long-term unsecured debt capital markets globally, as well as public and private securitization markets in the U.S. and Canada.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation).  Worldwide lines of credit totaled $4,611 million at July 31, 2008, $1,150 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2008 was the long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2008 was $6,721 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,482 million at July 31, 2008.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

Debt Ratings.  To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors.  A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities.  A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations.  Each agency’s rating should be evaluated independently of any other rating.  Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.  The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $928 million during the first nine months of 2008 primarily due to a seasonal increase, acquisitions and the effects of currency translation.  These receivables increased $229 million, compared to a year ago, mainly due to currency translation and acquisitions.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at July 31, 2008, compared to 14 percent at October 31, 2007 and 18 percent at July 31, 2007.  Agricultural equipment trade receivables increased $269 million, commercial and consumer equipment receivables decreased $12 million and construction and forestry receivables decreased $28 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 3 percent and 4 percent at July 31, 2008, October 31, 2007 and July 31, 2007, respectively.

Stockholders’ equity was $7,540 million at July 31, 2008, compared with $7,156 million at October 31, 2007 and $8,061 million at July 31, 2007.  The increase of $384 million during the first nine months of 2008 resulted primarily from net income of $1,708 million, an increase in capital stock of $154 million and a change in the cumulative translation adjustment of $108 million, which was partially offset by an increase in treasury stock of $1,262 million and dividends declared of $338 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2008 were $1,626 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows for an increase in inventories and trade receivables, and a decrease in retirement benefit accruals.

During the first nine months of 2007, the positive cash flows from operating activities, including intercompany cash flows, were $1,810 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable.  Partially offsetting these positive cash flows were cash outflows for an increase in trade receivables and inventories, and a decrease in retirement benefit accruals.

Trade receivables held by the Equipment Operations increased $231 million during the first nine months and $14 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,137 million during the first nine months and $1,001 million from a year ago, primarily reflecting an increase in agricultural finished goods in order to meet increased demand, the effects of currency translation and acquisitions.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 26 percent at July 31, 2008, compared to 22 percent at October 31, 2007 and 23 percent at July 31, 2007.

Total interest-bearing debt of the Equipment Operations was $2,389 million at July 31, 2008, compared with $2,103 million at the end of fiscal year 2007 and $2,169 million at July 31, 2007.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 24 percent, 23 percent and 21 percent at July 31, 2008, October 31, 2007 and July 31, 2007, respectively.

Purchases of property and equipment for the Equipment Operations in the first nine months of 2008 were $449 million, compared with $397 million in the same period last year.  Capital expenditures for the Equipment Operations in 2008 are expected to be approximately $775 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2008, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $727 million in the first nine months.  Cash provided by financing activities totaled $966 million in the first nine months, resulting primarily from an increase in external borrowings of $1,220 million and an increase in payables to the Equipment Operations of $216 million, partially offset by dividends paid to Deere & Company of $546 million.  Cash used by investing activities totaled $1,251 million in the first nine months, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $1,085 million.  Cash and cash equivalents also increased $464 million.

During the first nine months of 2007, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $597 million in the first nine months last year.  Cash provided by financing activities totaled $704 million in the first nine months, resulting primarily from an increase in external borrowings of $1,278 million, partially offset by dividends paid to Deere & Company of $466 million and a decrease in payables to the Equipment Operations of $162 million.  Cash used by investing activities totaled $1,232 million in the first nine months of 2007, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $1,134 million.  Cash and cash equivalents also increased $80 million last year.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $793 million during the first nine months of 2008 and $1,374 million during the past 12 months.  Total acquisitions of receivables and leases were 13 percent higher in the first nine months of 2008, compared with the same period last year.  Acquisition volumes of operating loans, revolving charge accounts, wholesale notes, financing leases, trade receivables, retail notes and operating leases were all higher in the first nine months of 2008, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables and leases administered but not owned, amounted to $23,253 million at July 31, 2008, compared with $22,543 million at October 31, 2007 and $22,233 million at July 31, 2007.  At July 31, 2008, the unpaid balance of all receivables and leases administered but not owned was $370 million, compared with $453 million at October 31, 2007 and $723 million at July 31, 2007.

Total external interest-bearing debt of the credit operations was $21,123 million at July 31, 2008, compared with $19,665 million at the end of fiscal year 2007 and $19,107 million at July 31, 2007.  Included in this debt are secured borrowings of $1,966 million, $2,344 million and $2,581 million for the same periods.  Total external borrowings increased during the first nine months of 2008 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 9.6 to 1 at July 31, 2008, compared with 8.2 to 1 at October 31, 2007 and 8.0 to 1 at July 31, 2007.

During the first nine months of 2008, the credit operations issued $4,400 million and retired $3,019 million of long-term borrowings.  The issuances were primarily medium-term notes.  The retirements included $850 million of 3.90% notes due 2008 and the remainder consisted primarily of medium-term notes.

Purchases of property and equipment for Financial Services in the first nine months of 2008 were $183 million, compared with $316 million in the same period last year, primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2008 are expected to be approximately $450 million also primarily related to the wind energy entities.

Contractual Obligations

The following is an update to the Contractual Obligations table in Management’s Discussion and Analysis for the Company’s most recent annual report on Form 10-K.  The Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2008 (see Note 13).  The resulting liability for unrecognized tax benefits totaled $246 million at July 31, 2008.  The timing of future payments related to this liability is not reasonably estimable at this time.

Company Dividend and Other Events

The Company’s Board of Directors at its meeting on August 27, 2008 declared a quarterly dividend of $.28 per share, payable November 3, 2008 to stockholders of record on September 30, 2008.

In August 2008, the Company’s credit operations issued $350 million of floating rate medium-term notes due in 2010 and entered into interest rate swaps related to these notes, which swapped the floating rate to a fixed rate of 3.80%.

On September 2, 2008, the Company announced it will close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Wisconsin and Mexico.  The Welland factory manufactures utility vehicles and attachments for the commercial and consumer equipment and agricultural equipment businesses.  The plant is scheduled to close by the end of 2009.  Approximately 800 employees will be affected.  The closure is expected to result in after-tax charges of approximately $90 million, about half of which will be recorded in the fourth quarter of 2008.  For further information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Conditions and Outlook.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A). There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2008 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	1,792	$84.80	1,386	92.8

Jun 1 to Jun 30	682	79.15	682	92.1

Jul 1 to Jul 31	2,404	69.87	2,404	89.7

Total	4,878		4,472

(1)

During the third quarter of 2008, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the  Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 71.2 million shares for the $5 billion addition using the July 31, 2008 closing share price of $70.16 per share.

(2)

Total shares purchased in May 2008 included approximately 211 thousand shares received from an officer to exercise certain stock options awards and approximately 195 thousand shares to pay the associated payroll taxes.  All the shares were valued at the market price of $82.67 per share.

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

DEERE & COMPANY

Date:	September 2, 2008	By:	/s/ M. J. Mack, Jr.
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