Form 10-K
period 2008-10-31
DEERE & CO
filed 2008-12-18
CIK 315189

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

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

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2008 was $36,116,700,082. At November 30, 2008, 422,307,701 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 2009 are incorporated by reference in Part III.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into four major business segments.

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts — including tractors; combine, cotton and sugarcane harvesters; tillage, seeding, nutrient management and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment and supplies.

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

Additional information is presented in the discussion of business segment and geographic area results on page 16. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company’s Internet address is http://www.JohnDeere.com. Through that address, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (“Securities and Exchange Commission” or “Commission”). The information contained on the Company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Market Conditions and Outlook

Given the sudden, sharp downturn in global economic activity, and the ongoing turmoil in world financial markets, the outlook for the year ahead is highly uncertain and its impact on the Company’s operations is difficult to assess.  Subject to the economic uncertainties, Company equipment sales are projected to be about flat for the full year of 2009 and up about 7 percent for the first quarter. Included in the forecast is a negative currency-translation impact of about 6 percent for both the full year and first quarter. John Deere’s net income is forecast to be about $1.9 billion for 2009 and about $275 million for the first quarter.

Agricultural Equipment. Worldwide sales of the Company’s agricultural equipment are forecast to increase by about 5 percent for full-year 2009. This includes a negative currency-translation impact of about 8 percent.

Farm-machinery industry sales in the United States and Canada are forecast to be up about 5 percent for the year, led by an increase in large tractors and combines. The company expects agricultural commodity prices to remain at healthy levels in 2009, though below the previous year, while costs moderate for key inputs such as fuel and fertilizer. Sales of cotton equipment, small tractors, and equipment commonly used by livestock producers are expected to be lower.

Industry sales in Western Europe are forecast to be down 5 to 10 percent for the year. Sales are expected to be down moderately in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia. While demand in these areas for highly productive farm equipment remains good, sales will depend on the availability and cost of credit. Sales in South American markets are expected to be down 10 to 20 percent in 2009, with the decline related to credit access in Brazil and drought conditions in Argentina.

Commercial & Consumer Equipment. Reflecting the U.S. housing market decline and recessionary economic conditions, John Deere commercial and consumer equipment sales are projected to be down about 6 percent for the year. The segment expects sales gains from new products to partly offset the impact of the economic decline.

Construction & Forestry. U.S. markets for construction and forestry equipment are forecast to remain under pressure due to further deterioration in the already-weakened housing sector, a steep decline in nonresidential construction, and negative economic growth. The global economic slowdown is expected to lead to a lower level of forestry equipment sales in both the United States and Europe. Subject to the economic uncertainties discussed earlier, John Deere’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 12 percent for the year. Despite the poor economic climate, company sales are expected to benefit from innovative new products.

Credit. Subject to the uncertainty associated with present economic conditions, full-year 2009 net income for John Deere’s credit operations is forecast to be approximately $300 million. The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment.

2008 Consolidated Results Compared with 2007

Worldwide net income in 2008 was $2,053 million, or $4.70 per share diluted ($4.76 basic), compared with $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007. Net sales and revenues increased 18 percent to $28,438 million in 2008, compared with $24,082 million in 2007. Net sales of the Equipment Operations increased 20 percent in 2008 to $25,803 million from $21,489 million last year. This included a positive effect for currency translation of 4 percent and price changes of 2 percent. Net sales in the U.S. and Canada increased 9 percent in 2008. Net sales outside the U.S. and Canada increased by 40 percent, which included a positive effect of 10 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $2,927 million in 2008, compared with $2,318 million in 2007. Higher operating profit was primarily due to the favorable impact of higher shipment volumes and improved price realization. Partially offsetting these factors were increased raw material costs, higher selling, administrative and general expenses, increased research and development costs and expenses to close a facility in Canada (see Note 3).

The Equipment Operations’ net income was $1,676 million in 2008, compared with $1,429 million in 2007. The same operating factors mentioned above as well as a higher effective tax rate this year affected these results.

Net income of the company’s Financial Services operations in 2008 decreased to $337 million, compared with $364 million in 2007. The decrease was primarily a result of increased selling, administrative and general expenses, an increase in average leverage and a higher provision for credit losses, partially offset by growth in the average credit portfolio. Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2008 was 75.9 percent, compared with 75.6 percent last year. The increase was primarily due to higher raw material costs, partially offset by higher sales and production volumes and improved price realization.

Additional information on 2008 results is presented on pages 15 – 17.

EQUIPMENT OPERATIONS

Agricultural Equipment

The John Deere worldwide agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts, including tractors, combine, cotton and sugar harvesting equipment, tillage, seeding, nutrient management and soil preparation machinery, sprayers, hay and forage equipment, material handling equipment, integrated agricultural systems technology, and precision agricultural irrigation equipment and supplies.

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and governmental policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, energy costs and other input costs associated with farming. Other important factors affecting new equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of equipment purchasers.

Innovations in machinery and technology also influence buying. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. The Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use and to gather information.

Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations’ total agricultural equipment sales in the United States, and a growing proportion of sales outside North America, is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment.

The agricultural equipment segment also manufactures and sells a variety of equipment attachments under the Frontier brand name as well as the John Deere brand.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The agricultural equipment segment incurs substantial seasonal variation in cash flows to finance production and inventory of equipment. The agricultural equipment segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In the U.S. and Canada, there are typically several used equipment trade-in transactions for every new combine and cotton harvesting equipment sale. To provide support to the Company’s dealers for these used equipment trade-ins, the Company provides dealers with a fixed pool of funds, and the dealers are then responsible for all associated inventory and sale costs using these funds.

An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the global capability and emergence of many competitors, the agricultural equipment business continues to undergo significant change and may become even more competitive.

John Deere Water Technologies, a unit of the agricultural equipment segment, manufactures and distributes precision irrigation products. In 2008, John Deere expanded its water technology business with the acquisitions of T-Systems International, Inc. and Plastro Irrigation Systems, Ltd.

Commercial and Consumer Equipment

The John Deere commercial and consumer segment includes lawn and garden tractors, compact utility tractors, residential and commercial zero-turn radius mowers, front mowers, utility vehicles, and golf and turf equipment. A broad line of associated implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf and sports turf care applications are also included. The product line also includes walk-behind mowers and other outdoor power products. Retail sales of these commercial and consumer equipment products are influenced by weather conditions, consumer spending patterns and general economic conditions. To increase asset turnover and reduce the average level of field inventories through the year, the production and shipment schedules of the commercial and consumer equipment segment’s product lines closely correspond to the seasonal pattern of retail sales.

The commercial and consumer segment manufactures and sells certain equipment attachments under the Frontier brand name, and manufactures and sells walk-behind mowers and scarifiers in Europe under the SABO brand, as well as the John Deere brand. The segment also builds products for sale by mass retailers, including The Home Depot and Lowe’s.

John Deere Landscapes, Inc., a unit of the segment, distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. In 2007, John Deere acquired LESCO, Inc., expanding its customer base for these products.

In addition to the equipment manufactured by the commercial and consumer equipment segment, John Deere purchases certain products from other manufacturers for resale.

Seasonality. Retail demand for the segment’s equipment normally is higher in the second and third quarters. The commercial and consumer equipment segment is pursuing a strategy of building and shipping as close to retail demand as possible. Consequently, production, shipping and retail sales normally will be proportionately higher in the second and third quarters of each year.

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

Today, the construction and forestry segment provides sizes of equipment that compete for over 90 percent of the estimated total North American market for those categories of construction, earthmoving and material handling equipment in which it competes. This segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under the John Deere, Timberjack and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates, availability of credit and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

John Deere and Hitachi have a joint venture for the manufacture of hydraulic excavators and track log loaders in the United States and Canada. John Deere also distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the United States, Finland and New Zealand are distributed by Hitachi in certain Asian markets.

In 2008, John Deere expanded this segment’s business outside of the United States and Canada by entering into two joint ventures, one in China and one in India. John Deere entered into a joint venture with Xuzhou Bohui Science & Technology Development CO. Ltd. (“Xuzhou”) by purchasing a 50% ownership interest in Xuzhou’s wholly-owned excavator manufacturing subsidiary, Xuzhou Xuwa Excavator Machinery CO. Ltd. (now known as Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (“Xuzhou XCG”)). John Deere also signed an agreement to form a joint venture with Ashok Leyland Limited in India (Ashok Leyland John Deere Construction Equipment Company Private Limited) for the manufacture of backhoes and four-wheel drive loaders.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc., Nortrax Investments, Inc. and Nortrax Canada Inc. (formerly known as Ontrac Equipment Services, Inc.) (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, and to develop new products. Such expenditures were $943 million or 3.7 percent of net sales of equipment in 2008, $817 million or 3.8 percent in 2007, and $726 million or 3.7 percent in 2006.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 18 factory locations and lease and operate another four locations, which contain approximately 27.3 million square feet of floor space. Of these 22 factories, 13 are devoted primarily to agricultural equipment, four to commercial and consumer equipment, two to construction and forestry equipment, and one engine and two hydraulic and power train component facilities. Outside the United States and Canada, the Equipment Operations own or lease and operate: agricultural equipment factories in Brazil, China, France, Germany, India, Mexico, the Netherlands and Russia; engine factories in Argentina, France, India and Mexico; a component factory in Spain; a commercial and consumer equipment factory in Germany and forestry equipment factories in Finland and New Zealand. In addition, John Deere Water Technologies has manufacturing operations outside of North America in Argentina, Australia, Brazil, Chile, Ecuador, Israel and Spain. These factories and manufacturing operations outside the United States and Canada contain approximately 15.2 million square feet of floor space. The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada, the Xuzhou XCG joint venture that builds excavators and ventures that manufacture transaxles and transmissions used in certain commercial and consumer equipment segment products.

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

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products when dealers and customers require them. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. The Company is experiencing volatility in the price of many raw materials. The Company has offset, and expects to continue to offset, any increased costs through the above-described cost reduction measures and through pricing. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The Equipment Operations’ capital expenditures totaled $781 million in 2008, compared with $575 million in 2007, and $481 million in 2006. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $432 million, $389 million, and $370 million, respectively. Capital expenditures for the Equipment Operations in 2009 are currently estimated to be approximately $1 billion. The 2009 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities and will also relate to the development of new products. Future levels of capital expenditures will depend on business conditions.

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

In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots and distribution centers in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.

The sales branches in the United States and Canada market John Deere products at approximately 2,752 dealer locations, most of which are independently owned. Of these, approximately 1,567 sell agricultural equipment, while 517 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 517 locations. Commercial and consumer equipment is sold by most John Deere agricultural equipment dealers, a few construction, earthmoving, material handling and forestry equipment dealers, and about 650 commercial and consumer equipment dealers, many of which also handle competitive brands and dissimilar lines of products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

John Deere Landscapes operates its business from 612 branch locations throughout the United States and Canada, along with 94 “Stores-on-Wheels.”

Outside the United States and Canada, John Deere agricultural equipment is sold to distributors and dealers for resale in over 100 countries. Sales branches are located in Argentina, Australia, Brazil, Germany, France, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Turkey, the United Kingdom and Uruguay. Export sales branches are located in Europe and the United States. Associated companies doing business in China also sell agricultural equipment. Commercial and consumer equipment sales outside the United States and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Finland and Singapore. Some of these dealers are independently owned while the Company owns others.

John Deere Water Technologies operates from 29 sales and marketing locations and 16 warehousing locations in 14 countries including Argentina, Australia, Brazil, Chile, China, Columbia, Ecuador, France, Israel, Peru, the Philippines, Spain, Turkey and the United States. Its products are marketed through approximately 1,500 dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

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

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company’s credit segment (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agricultural equipment, commercial and consumer equipment, and construction and forestry divisions and used equipment taken in trade for this equipment. The Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural, commercial and consumer and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere agricultural, commercial and consumer, and construction and forestry equipment owned by dealers of those products (wholesale notes). In the United States, certain Company subsidiaries included in the credit segment also offer certain crop risk mitigation products, and invest in wind energy generation.

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

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2008 and 2007, the Capital Corporation’s ratios were 1.52 to 1 and 1.54 to 1, respectively, and never less than 1.43 to 1 and 1.54 to 1 for any fiscal quarter of 2008 and 2007, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital

Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement in 2008 or 2007.

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

Capital Expenditures. The Credit operations’ capital expenditures totaled $337 million in 2008, compared with $450 million in 2007, and $292 million in 2006. Provisions for depreciation applicable to these operations’ property, plant and equipment during these years were $34 million, $13 million, and $8 million respectively. Capital expenditures for the credit operations in 2009 are currently estimated to be approximately $125 million. The increases in capital expenditures since 2004 have related primarily to wind energy generation.

Additional information on the Credit Companies appears on pages 16, 17, 19 and 21.

ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way the Company conducts its operations, and failure to comply with these regulations could lead to fines and other penalties. The Company is also involved in the evaluation and clean-up of a limited number of sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. With respect to acquired properties and businesses, the Company cannot be certain that it has identified all adverse environmental conditions. The Company expects that it will acquire additional properties and businesses in the future.

EMPLOYEES

At October 31, 2008, John Deere had approximately 56,700 full-time employees, including approximately 31,700 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 36 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of September 30, 2009.

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

Name, age and office (at December 1, 2008), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Robert W. Lane	59	Chairman, President and Chief Executive Officer	2000	Has held this position for the last five years
Samuel R. Allen	55	President, Worldwide Construction & Forestry Division and John Deere Power Systems	2005	2003-2005 President Global Financial Services, John Deere Power Systems and Corporate Human Resources
David C. Everitt	56	President, Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing	2006	2003-2006 President Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing
James M. Field	45	President, Worldwide Commercial and Consumer Equipment Division	2007	2003-2007 Vice President and Comptroller
James A. Israel	52	President, John Deere Credit	2006	2003-2006 Vice President Marketing and Product Support - Europe, Africa and Middle East
James R. Jenkins	63	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Michael J. Mack, Jr.	52	Senior Vice President and Chief Financial Officer	2006	2004-2006 Vice President and Treasurer; 2003-2004 Senior Vice President Marketing and Administration, Worldwide Commercial & Consumer Equipment Division
H. J. Markley	58	Executive Vice President Deere & Company, Worldwide Parts Services, Global Supply Management and Logistics, Enterprise Information Technology, and Corporate Communications	2007

2006-2007 President Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing

2003-2006 President, Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing

Markwart von Pentz	45	President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing	2007

2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East; 2005-2006 Vice President Agricultural Marketing U.S. & Canada; 2003-2005 Director Market Development U.S. & Canada; 1999-2003 General Manager John Deere International GmbH

ITEM 1A.              RISK FACTORS.

Governmental Actions. The Company’s agricultural business is exposed to a variety of risks and uncertainties related to the action or inaction of governmental bodies. The outcome of the global negotiations under the auspices of the World Trade Organization could have a material effect on the international flow of agricultural commodities which may result in a corresponding effect on the demand for agricultural equipment in many areas of the world. The policies of the Brazilian government (including those related to exchange rates and commodity prices) and Argentine government could significantly change the dynamics of the agricultural economy in South America. With respect to the current global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.

In addition, to the extent that the Company participates in governmental programs designed to address current conditions, both in the U.S. and outside the U.S., there is no assurance such programs will remain available for sufficient periods of time or on acceptable terms to benefit the Company, and the expiration of such programs could have unintended adverse effects. In addition, certain competitors may be eligible for certain programs that the Company is ineligible for, which may create a competitive disadvantage.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008 to stabilize and provide liquidity to U.S. financial markets. There can be no assurance as to the actual impact of the implementing regulations of the EESA, or any other governmental program, on the financial markets. The Company’s business, financial condition, results of operations, access to credit, and trading price of common stock could be materially and adversely affected if the financial markets fail to stabilize, or if current financial market conditions worsen.

The Company may also become subject to additional restrictions pursuant to participation in the EESA’s specific programs. For example, John Deere’s participation in the FDIC Temporary Liquidity Guarantee Program will require the payment of certain fees to the FDIC. The costs of participation or non-participation in any such program, as well as the effect of such programs on the Company’s results of operations, cannot be reliably determined at this time.

Changing Demand for Farm Outputs. Changing worldwide demand for food and the demand for different forms of bio-energy could have an effect on prices for farm commodities and consequently the demand for the Company’s agricultural equipment. In addition, global economic conditions may have an impact on commodity prices.

Globalization. The continuing globalization of agricultural businesses may significantly change the dynamics of the Company’s competition, customer base and product offerings. The Company’s efforts to grow its businesses depend to a large extent on access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Brazil, Russia, India and China. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions. Operating in a large number of different regions and countries exposes the Company to multiple regulatory requirements that are subject to change; increased exposure to currency fluctuations; differing local product preferences and product requirements; differing labor regulations and differing tax laws. Simultaneously, these emerging markets are becoming more competitive as other international companies grow globally and local low cost manufacturers expand their production capacities.

Economic Condition and Outlook. Recent significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s investment management operations could be adversely impacted by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for the Company’s equipment. Current negative economic conditions and outlook have decreased housing starts and other construction and dampened demand for certain construction equipment. The Company’s commercial and consumer equipment and construction and forestry segments are dependent on construction activity and general economic conditions. A significant or prolonged decline in construction activity and housing starts could have a material adverse effect on the Company’s results of operations if current economic difficulties, as well as depressed housing markets, continue into the foreseeable future. If current economic conditions extend to the overall farm economy, there could be a similar effect on agricultural equipment sales.

The volatility in global financial markets has reached unprecedented levels. Global financial market downturns began in the second half of 2007, and significantly increased during the fourth quarter of 2008. Volatile oil prices, falling equity market values, declining business, weakened consumer confidence, and risks of increased inflation and deflation and increased unemployment rates have created fears of a severe recession. Conditions in the global financial markets and general economy materially affect the Company’s results of operations. The demand for the Company’s products and services could be adversely affected in an economic crisis characterized by higher unemployment, lower consumer spending, lower corporate earnings, and lower business investment.

Currency Fluctuations. The reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a continuing and significant impact on the Company’s results.

Risks to Financial Services Segment. The current economic downturn and market volatility have adversely affected the financial industry in which the credit segment operates. The credit segment provides financing to a significant portion of John Deere sales worldwide. The credit segment’s inability to access funds to support its financing activities to the Company’s customers could have a material adverse effect on the Company’s business. The credit segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. In recent weeks, the credit markets have reached unprecedented levels of volatility, resulting in reduced levels of liquidity and disruption of domestic and foreign financial markets. If current levels of market disruption and volatility continue or worsen, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact the credit segment’s write-offs and provisions for credit losses.

Consumer Attitudes. The confidence the Company’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on the Company’s sales. Current negative economic conditions could significantly impair customer confidence. The Company’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is important as well.

Weather. Poor or unusual weather conditions, particularly in the spring, can significantly affect the purchasing decisions of the Company’s customers, particularly the customers of the agricultural and commercial and consumer segments. Sales in the important spring selling season can have a dramatic effect on the commercial and consumer segment’s financial results.

Supply Base and Raw Material Costs. Many of the Company’s suppliers also supply the automotive industry. The severe downturn in automotive sales and the weak financial condition of some major automakers could cause these suppliers to face severe financial hardship and disrupt the Company’s access to critical components. Changes in the availability and price of raw materials, which are more likely to occur during times of economic volatility, could have a material negative impact on the Company’s costs of production and, in turn, on the profitability of the business.

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

Environmental. The Company’s operations are subject to and affected by environmental, health and safety laws and regulations by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over the Company’s foreign operations. Violations of such laws or regulations can lead to investigation and remediation costs, significant fines or penalties. In addition, increased requirements of governmental authorities, and claims for damages to property or injury to persons resulting from the environmental, health or safety impacts of the Company’s operations or past contamination, could prevent or restrict the Company’s operations, require significant expenditures to achieve compliance, involve the imposition of cleanup liens and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, which could result in enforcement actions or private claims would not have consequences that result in a material adverse effect on the Company’s business, financial condition or results of operations.

Climate Change. There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors are considering ways to reduce GHG emissions. There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions and such regulation could result in the creation of additional costs in the form of taxes or emission allowances. The impact of any future mandatory GHG legislative or regulatory requirements on the Company’s businesses and products is dependent on the design of the mandate, and so the Company is unable to predict its significance at this time.

Furthermore, the potential physical impacts of climate change on the Company’s customers, and therefore on the Company’s operations, are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production and financial performance of John Deere’s operations.

The risks identified above should be considered in conjunction with Management’s Discussion and Analysis beginning on page 15 and, specifically, the other risks described in the Safe Harbor Statement on pages 17 and 18. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own 14 facilities housing sales branches, one centralized parts depot, regional parts depots, training centers, transfer houses and warehouses throughout the United States and Canada. These facilities contain approximately 4.3 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales branches, one centralized parts depot and regional parts depots in Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.0 million square feet of floor space.

Deere & Company administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.6 million square feet of floor space and miscellaneous other facilities total 1.0 million square feet.

Overall, the Company owns approximately 48.8 million square feet of facilities and leases approximately 12.4 million additional square feet in various locations.

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

(b)                                Not applicable.

(c)                                 The Company’s purchases of its common stock during the fourth quarter of 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(2) (thousands)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)(2) (millions)

Aug 1 to Aug 31	3,073	$68.10	3,073	145.1

Sept 1 to Sept 30	1,710	64.53	1,710	143.4

Oct 1 to Oct 31	—		—	143.4

Total	4,783		4,783

(1)         During the fourth quarter of 2008, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock. In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed. The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 129.7 million shares for the $5 billion addition using the October 31, 2008 closing share price of $38.56 per share.

(2)         Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend. Additional information is in Notes 1 and 23 to the Consolidated Financial Statements.

ITEM 6.                  SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2008*	2007	2006*	2005	2004
For the Year Ended October 31:
Total net sales and revenues	$28,438	$24,082	$22,148	$21,191	$19,204
Income from continuing operations	$2,053	$1,822	$1,453	$1,414	$1,398
Net income	$2,053	$1,822	$1,694	$1,447	$1,406
Income per share from continuing operations – basic**	$4.76	$4.05	$3.11	$2.90	$2.82
Income per share from continuing operations – diluted**	$4.70	$4.00	$3.08	$2.87	$2.76
Net income per share – basic**	$4.76	$4.05	$3.63	$2.97	$2.84
Net income per share – diluted**	$4.70	$4.00	$3.59	$2.94	$2.78
Dividends declared per share**	$1.06	$.91	$.78	$.60 ½	$.53
At October 31:
Total assets	$38,735	$38,576	$34,720	$33,637	$28,754
Long-term borrowings	$13,899	$11,798	$11,584	$11,739	$11,090

* In 2008, the Company had special charges of $31 million after-tax, or $.07 per share, related to closing a facility in Welland, Ontario, Canada. In 2006, the Company recognized a gain from the sale of discontinued operations (health care operations) of $223 million after-tax, or $.47 per share diluted ($.48 basic). In 2006, the Company also had special charges of $44 million after-tax, or $.09 per share, for a tender offer and repurchase of outstanding notes and $28 million after-tax, or $.06 per share, related to closing a facility in Woodstock, Ontario, Canada.

**Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend in November 2007. Additional information is in Notes 1 and 23 to the Consolidated Financial Statements.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 15 - 24.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 24 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and notes thereto and supplementary data on pages 25 - 52.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2008, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement dated January 15, 2009 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables – Outstanding Equity Awards at Fiscal 2008 Year-End” is incorporated herein by reference.

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

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page

(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2008, 2007 and 2006	25

	Consolidated Balance Sheet, October 31, 2008 and 2007	26

	Statement of Consolidated Cash Flows for the years ended October 31, 2008, 2007 and 2006	27

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2006, 2007 and 2008	28

	Notes to Consolidated Financial Statements	29

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2008, 2007 and 2006	58

(3)	Exhibits

	See the “Index to Exhibits” on pages 59 – 61 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

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

Trends and Economic Conditions

Demand for productive agricultural machinery has continued to be strong due in large part to the financial health of the farm sector. Industry sales of farm machinery in the U.S. and Canada in 2009 are expected to be up about 5 percent for the year, led by an increase in large tractors and combines. Industry sales in Western Europe are forecast to be down 5 to 10 percent.  Sales in South American markets are expected to be down 10 to 20 percent in 2009. The company’s agricultural equipment net sales were up 37 percent for 2008 and are forecast to be up approximately 5 percent in 2009. The company’s commercial and consumer equipment net sales were up 2 percent in 2008, including an increase of about 6 percent from a landscapes acquisition in May 2007. Commercial and consumer equipment sales are forecast to be down about 6 percent in 2009, reflecting the U.S. housing decline and recessionary economic conditions. U.S. markets for construction and forestry equipment are forecast to remain under pressure in 2009 due to further deterioration in the housing sector, declines in nonresidential construction and negative economic growth. The company’s construction and forestry net sales decreased 4 percent in 2008 and are forecast to be down approximately 12 percent in 2009. Net income for the company’s credit operations in 2009 is expected to decrease to approximately $300 million.

Items of concern include the sharp downturn in global economic activity and the turmoil in financial markets. Significant fluctuations in currency translation rates could also impact the company’s results. The volatility in the price of many commodities used in the company’s products are a concern. Escalating prices driven by global demand impacted the results of the company’s equipment operations during 2008. The availability of certain components that could impact the company’s ability to meet production schedules continues to be monitored. The availability and price of food may prompt changes in renewable fuel standards that could affect commodity prices. Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the company’s major priorities.

In spite of the present economic situation, the company remains encouraged by its growth prospects and believes that trends favorable to its businesses remain intact. These trends include increasing global demand for farm commodities and renewable fuels, as well as a growing need over time for housing and infrastructure.

2008 COMPARED WITH 2007

CONSOLIDATED RESULTS

Worldwide net income in 2008 was $2,053 million, or $4.70 per share diluted ($4.76 basic), compared with $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007. Net sales and revenues increased 18 percent to $28,438 million in 2008, compared with $24,082 million in 2007. Net sales of the Equipment Operations increased 20 percent in 2008 to $25,803 million from $21,489 million last year. This included a positive effect for currency translation of 4 percent and price changes of 2 percent. Net sales in the U.S. and Canada increased 9 percent in 2008. Net sales outside the U.S. and Canada increased by 40 percent, which included a positive effect of 10 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $2,927 million in 2008, compared with $2,318 million in 2007. Higher operating profit was primarily due to the favorable impact of higher shipment volumes and improved price realization. Partially offsetting these factors were increased raw material costs, higher selling, administrative and general expenses, increased research and development costs and expenses to close a facility in Canada (see Note 3).

The Equipment Operations’ net income was $1,676 million in 2008, compared with $1,429 million in 2007. The same operating factors mentioned above as well as a higher effective tax rate this year affected these results.

Net income of the company’s Financial Services operations in 2008 decreased to $337 million, compared with $364 million in 2007. The decrease was primarily a result of increased selling, administrative and general expenses, an increase in average leverage and a higher provision for credit losses, partially offset by growth in the average credit portfolio. Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2008 was 75.9 percent, compared with 75.6 percent last year. The increase was primarily due to higher raw material costs, partially offset by higher sales and production volumes and improved price realization.

Other income increased this year primarily from increased crop insurance commissions. Research and development costs increased primarily due to increased spending in support of new products, Tier 4 emission requirements and the effect of currency translation. Selling, administrative and general expenses increased primarily due to growth and acquisitions, the effect of currency translation and the provision for credit losses.

Other operating expenses were higher primarily as a result of higher expenses related to wind energy entities, expenses from crop insurance, depreciation on operating lease equipment and foreign exchange losses.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2008 were $277 million, compared with $415 million in 2007. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.2 percent in 2008 and 8.3 percent in 2007, or $920 million in 2008 and $838 million in 2007. The actual return was a loss of $2,158 million in 2008 and a gain of $1,503 million in 2007. In 2009, the expected return will be approximately 8.2 percent. The company expects postretirement benefit costs in 2009 to be approximately the same as 2008. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $431 million in 2008 and $646 million in 2007, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $297 million in 2008 and $520 million in 2007. Total company contributions in 2009 are expected to be approximately $168 million, which are primarily direct benefit payments. The company has no significant contributions to pension plan assets required in 2009 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $2,224 million in 2008, compared with $1,443 million in 2007. Net sales increased 37 percent this year due to higher shipment volumes, the favorable effects of currency translation and improved price realization. The increase in operating profit was primarily due to higher shipment volumes and improved price realization, partially offset by higher raw material costs, increased selling, administrative and general expenses, higher research and development costs and expenses to close a facility in Canada.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $237 million in 2008, compared with $304 million in 2007. Net sales increased 2 percent for the year, which included 6 percent from a landscapes operation acquired in May 2007. The decline in operating profit was primarily due to higher selling, administrative and general expenses in the landscapes operation, increased raw material costs and expenses to close the previously mentioned Canadian facility. Partially offsetting these items were improved price realization and a more favorable product mix.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $466 million in 2008, compared with $571 million in 2007. Net sales decreased 4 percent for the year reflecting the pressure from U.S. market conditions. The operating profit was lower primarily due to lower shipment volumes and higher raw material costs, partially offset by improved price realization.

Worldwide Credit Operations

The operating profit of the credit operations was $478 million in 2008, compared with $548 million in 2007. The decrease in operating profit was primarily due to higher selling, administrative and general expenses, an increase in average leverage, a higher provision for credit losses and foreign exchange losses, partially offset by growth in the average credit portfolio and increased commissions from crop insurance. Total revenues of the credit operations, including intercompany revenues, increased 3 percent in 2008, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 6 percent higher in 2008, compared with 2007. An increase in average borrowings, offset by lower average interest rates, resulted in approximately the same interest expense in both 2008 and 2007. The credit operations’ ratio of earnings to fixed charges was 1.45 to 1 in 2008, compared with 1.55 to 1 in 2007.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,831 million in 2008, compared with $1,539 million in 2007. The increase was primarily due to higher shipment volumes and improved price realization, partially offset by higher raw material costs, increased selling, administrative and general expenses, higher research and development costs and expenses to close the previously mentioned Canadian facility. Net sales increased 9 percent due to higher volumes, improved price realization and the favorable effects of currency translation. The physical volume increased 4 percent excluding acquisitions, compared with 2007.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $1,096 million in 2008, compared with $779 million in 2007. The increase was primarily due to the effects of higher shipment volumes and improved price realization, partially offset by increases in raw material costs, increased selling, administrative and general expenses and higher research and development costs. Net sales were 40 percent higher reflecting higher volumes, the effect of currency translation and improvements in price realization. The physical volume increased 27 percent excluding acquisitions, compared with 2007.

MARKET CONDITIONS AND OUTLOOK

Given the sudden, sharp downturn in global economic activity, and the ongoing turmoil in world financial markets, the outlook for the year ahead is highly uncertain and its impact on the company’s operations is difficult to assess. Subject to the economic uncertainties, company equipment sales are projected to be about the same for the full year of 2009 and up about 7 percent for the first quarter, compared to the same periods in 2008. Included in the forecast is a negative currency translation impact of about 6 percent for both the full year and first quarter. The company’s net income is forecast to be about $1.9 billion for 2009 and about $275 million for the first quarter.

Agricultural Equipment. Worldwide sales of the company’s agricultural equipment are forecast to increase by about 5 percent for full-year 2009. This includes a negative currency translation impact of about 8 percent.

Farm machinery industry sales in the U.S. and Canada are forecast to be up about 5 percent for the year, led by an increase in large tractors and combines. The company expects agricultural commodity prices to remain at healthy levels in 2009, though below the previous year, while costs moderate for key inputs such as fuel and fertilizer. Sales of cotton equipment, small tractors, and equipment commonly used by livestock producers are expected to be lower.

Industry sales in Western Europe are forecast to be down 5 to 10 percent for the year. Sales are expected to be down moderately in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia. While demand in these areas for highly productive farm equipment remains good, sales will depend on the availability and cost of credit. Sales in South American markets are expected to be down 10 to 20 percent in 2009, with the decline related to credit access in Brazil and drought conditions in Argentina.

Commercial and Consumer Equipment. Reflecting the U.S. housing market decline and recessionary economic conditions, the company’s commercial and consumer equipment sales are projected to be down about 6 percent for the year. The segment expects sales gains from new products to partly offset the impact of the economic decline.

Construction and Forestry. U.S. markets for construction and forestry equipment are forecast to remain under pressure due to further deterioration in the already weakened housing sector, a steep decline in nonresidential construction, and negative economic growth. The global economic slowdown is expected to lead to a lower level of forestry equipment sales in both the U.S. and Europe. Subject to the economic uncertainties discussed earlier, the company’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 12 percent for the year. Despite the poor economic climate, company sales are expected to benefit from innovative new products.

Credit. Subject to the uncertainty associated with present economic conditions, net income for 2009 for the company’s credit operations is forecast to be approximately $300 million. The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment.

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

Forward looking statements involve certain factors that are subject to change, including for the company’s agricultural equipment segment the many interrelated factors that affect farmers’ confidence. These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and bio-energy production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices (including avian flu and bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the company’s commercial and consumer equipment segment include weather conditions, general economic conditions, customer profitability, consumer confidence, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

General economic conditions, consumer spending patterns, real estate and housing prices, the number of housing starts and interest rates are especially important to sales of the company’s construction equipment. The levels of public and non-residential construction also impact the results of the company’s construction and forestry segment. Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the company operates, especially material changes in economic activity in these markets; customer confidence in the general economic conditions; capital market disruptions; significant changes in capital market liquidity, access to capital and associated funding costs; changes in and the impact of governmental banking, monetary and fiscal policies and governmental programs in particular jurisdictions or for the benefit of certain sectors; actions by rating agencies; customer access to capital for purchases of our products and borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crises; changes in the market values of investment assets; production, design and technological difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain due to weather, natural disasters or financial hardship of suppliers; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; inflation and deflation rates, interest rates and foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar; the availability and cost of freight; trade, monetary and fiscal policies of various countries, wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Tier 4 emission requirements), noise and the risk of global warming; actions by other regulatory bodies; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and regulations; changes to accounting standards; changes in tax rates and regulations; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the company operates. The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect company results. Changes in weather patterns could impact customer operations and company results. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are acquisitions and divestitures of businesses; the integration of new businesses; changes in company declared dividends and common stock issuances and repurchases.

With respect to the current global economic downturn, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the company’s customers and markets. Recent significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the company’s earnings and cash flows. The company’s investment management operations could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

General economic conditions can affect the demand for the company’s equipment as well. Current negative economic conditions and outlook have dampened demand for certain equipment. Furthermore, governmental programs providing assistance to certain industries or sectors could negatively impact the company’s competitive position.

The current economic downturn and market volatility have adversely affected the financial industry in which John Deere Capital Corporation (Capital Corporation) operates. Capital Corporation’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the company’s products. If current levels of market disruption and volatility continue or worsen, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Capital Corporation’s write-offs and provisions for credit losses.

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

2007 COMPARED WITH 2006

CONSOLIDATED RESULTS

Worldwide net income in 2007 was $1,822 million, or $4.00 per share diluted ($4.05 basic), compared with $1,694 million, or $3.59 per share diluted ($3.63 basic), in 2006. Income from continuing operations, which excludes the company’s discontinued health care business (see Note 2), was also $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007, compared with $1,453 million, or $3.08 per share diluted ($3.11 basic), in 2006. Net sales and revenues from continuing operations increased 9 percent to $24,082 million in 2007, compared with $22,148 million in 2006. Net sales of the Equipment Operations increased 8 percent in 2007 to $21,489 million from $19,884 million in 2006. This included a positive effect for currency translation and price changes of 5 percent. Net sales in the U.S. and Canada were flat in 2007. Net sales outside the U.S. and Canada increased by 27 percent, which included a positive effect of 7 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $2,318 million in 2007, compared with $1,905 million in 2006. Higher operating profit was primarily due to improved price realization and higher sales and production volumes. Partially offsetting these factors were higher selling, administrative and general expenses, increased raw material costs and higher research and development costs.

The Equipment Operations’ net income was $1,429 million in 2007, compared with $1,089 million in 2006. The same operating factors mentioned above along with the expense related to the repurchase of certain outstanding debt securities in 2006 and lower effective tax rates in 2007 affected these results.

Net income of the company’s Financial Services operations in 2007 decreased to $364 million, compared with $584 million in 2006, primarily due to the sale of the health care operations in 2006. Income from the Financial Services continuing operations in 2007 was also $364 million, compared with $344 million in 2006. The increase was primarily a result of growth in the credit portfolio, partially offset by increased selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the following discussion of the credit operations.

Income from discontinued operations was $241 million in 2006, or $.51 per share diluted ($.52 basic), primarily due to the sale of the health care operations in 2006.

The cost of sales to net sales ratio for 2007 was 75.6 percent, compared with 77.3 percent in 2006. The decrease was primarily due to improved price realization and higher sales and production volumes, partially offset by higher raw material costs.

Finance and interest income, and interest expense increased in 2007 primarily due to growth in the credit operations portfolio and higher financing rates. Other income increased in 2007 primarily from increased service revenues. Research and development costs increased in 2007 due to increased spending in support of new products and the effect of currency translation. Selling, administrative and general expenses increased primarily due to growth and the effect of currency translation. Other operating expenses were higher primarily as a result of increased cost of services, higher depreciation expense on operating lease equipment and the effect of currency translation, partially offset by the expense related to the repurchase of outstanding notes in 2006 (see Note 3).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2007 were $415 million, compared with $447 million in 2006. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.3 percent in 2007 and 8.4 percent in 2006, or $838 million in 2007 and $795 million in 2006. The actual return was a gain of $1,503 million in 2007, compared with a gain of $1,364 million in 2006. Total company contributions to the plans were $646 million in 2007 and $866 million in 2006, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $520 million in 2007 and $760 million in 2006.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agricultural Equipment Operations

The agricultural equipment segment had an operating profit of $1,443 million in 2007, compared with $882 million in 2006. Net sales increased 18 percent in 2007 due to higher volumes, the favorable effects of currency translation and improved price realization. The increase in operating profit was primarily due to higher sales and production volumes, and improved price realization, partially offset by higher selling, administrative and general expenses attributable in large part to growth initiatives and currency translation. Also affecting the profit were increased raw material costs and higher research and development costs.

Worldwide Commercial and Consumer Equipment Operations

The commercial and consumer equipment segment had an operating profit of $304 million in 2007, compared with $221 million in 2006. Net sales increased 12 percent in 2007, which included 9 percent from an acquisition of a landscapes operation in May 2007. The improved operating profit was primarily due to higher sales volumes and improved price realization, partially offset by higher selling, administrative and general expenses largely attributed to the acquisition.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $571 million in 2007, compared with $802 million in 2006. Net sales decreased 13 percent for the year reflecting the downturn in U.S. housing starts. The operating profit was lower primarily due to lower sales and production volumes and higher raw material costs, partially offset by positive price realization. The results in 2006 included expenses related to the closure of a Canadian forestry equipment facility (see Note 3).

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

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2008 were $1,949 million. This resulted primarily from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, which were partially offset by an increase in inventories and trade receivables. Cash outflows from investing activities were $1,426 million in 2008, primarily due to the purchases of property and equipment of $1,112 million, the cost of receivables and equipment on operating leases exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $726 million, and acquisitions of businesses for $252 million. These items were partially offset by the proceeds from maturities and sales of marketable securities exceeding the cost of marketable securities purchased by $597 million. Cash outflows from financing activities were $649 million in 2008, primarily due to repurchases of common stock of $1,678 million and dividends paid of $448 million, which were partially offset by an increase in borrowings of $1,322 million, proceeds from issuance of common stock of $109 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $73 million. Cash and cash equivalents also decreased $67 million during 2008.

Over the last three years, operating activities have provided an aggregate of $5,682 million in cash. In addition, increases in borrowings were $3,397 million, proceeds from maturities and sales of marketable securities exceeded purchases by $1,244 million, proceeds from issuance of common stock were $722 million and the proceeds from sales of businesses were $559 million. The aggregate amount of these cash flows was used mainly to fund repurchases of common stock of $4,495 million, purchases of property and equipment of $2,901 million, receivable and lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $3,168 million, pay dividends to stockholders of $1,183 million and acquire businesses for $497 million. Cash and cash equivalents also decreased $47 million over the three-year period.

Given the downturn in global economic activity and the recent significant changes in credit market liquidity, sources of funds for the company have been impacted. However, because of the funding sources that are available, the company expects to have sufficient sources of liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. At October 31, 2008, $2.1 billion of commercial paper of John Deere Capital Corporation (Capital Corporation) was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under its Temporary Liquidity Guarantee Program (TLGP) (see Notes 18 and 29 of the consolidated financial statements). If the Capital Corporation issues certain maturities of commercial paper and senior unsecured debt following year end, that debt would also be guaranteed under the same program. The company’s commercial paper outstanding at October 31, 2008 and 2007 was approximately $3.0 billion and $2.8 billion, respectively, while the total cash and cash equivalents and marketable securities position was $3.2 billion and $3.9 billion, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and Capital Corporation. Worldwide lines of credit totaled $4,548 million at October 31, 2008, $1,534 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at October 31, 2008 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2008 was $6,730 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,499 million at October 31, 2008. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $180 million in 2008 primarily due to the increase in sales and acquisitions of businesses. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 13 percent in 2008, compared with 14 percent in 2007. Total worldwide agricultural equipment receivables increased $205 million, commercial and consumer equipment receivables decreased $13 million and construction and forestry receivables decreased $12 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 2 percent and 3 percent at October 31, 2008 and 2007, respectively.

Stockholders’ equity was $6,533 million at October 31, 2008, compared with $7,156 million at October 31, 2007.

The decrease of $623 million resulted primarily from an increase in treasury stock of $1,579 million, dividends declared of $456 million, a decrease in the cumulative translation adjustment of $406 million, a decrease in the retirement benefits adjustment of $305 million and a charge of $48 million to retained earnings from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (see Note 6). These items were partially offset by net income of $2,053 million and an increase in common stock of $157 million.

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

Cash provided by operating activities of the Equipment Operations during 2008, including intercompany cash flows, was $2,365 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $6,365 million in cash.

Trade receivables held by the Equipment Operations decreased by $15 million during 2008. The Equipment Operations sell a significant portion of their trade receivables to the credit operations (see previous consolidated discussion).

Inventories increased by $705 million in 2008 reflecting the increase in sales and acquisitions of businesses. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 22 percent at both October 31, 2008 and 2007.

Total interest-bearing debt of the Equipment Operations was $2,209 million at the end of 2008, compared with $2,103 million at the end of 2007 and $2,252 million at the end of 2006. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2008, 2007 and 2006 was 25 percent, 23 percent and 23 percent, respectively.

Purchases of property and equipment for the Equipment Operations in 2008 were $773 million, compared with $557 million in 2007. Capital expenditures in 2009 are estimated to be approximately $1 billion.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

Cash flows from the company’s Financial Services operating activities, including intercompany cash flows, were $940 million in 2008. Cash provided by financing activities totaled $1,736 million in 2008, representing primarily a $1,264 million increase in external borrowings, an increase in borrowings from Deere & Company of $569 million and $495 million capital investment from Deere & Company, partially offset by the payment of $565 million of dividends paid to Deere & Company. The cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash used by investing activities totaled $1,832 million in 2008, primarily due to the cost of receivables and equipment on operating leases exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $1,517 million, and purchases of property and equipment of $339 million. Cash and cash equivalents also increased $918 million.

Over the last three years, the Financial Services operating activities, including intercompany cash flows, have provided $2,583 million in cash. In addition, an increase in borrowings of $4,985 million, proceeds from sales of receivables of $458 million and capital investment from Deere & Company of $644 million provided cash inflows. These amounts have been used mainly to fund receivable and lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $5,342 million, pay dividends to Deere & Company of $1,260 million and fund purchases of property and equipment of $1,078 million. Cash and cash equivalents also increased $863 million over the three-year period.

Receivables and leases decreased by $136 million in 2008, compared with 2007. Acquisition volumes of receivables and leases increased 16 percent in 2008, compared with 2007. The volumes of operating loans, wholesale notes, revolving charge accounts, trade receivables, financing leases, operating leases and retail notes increased approximately 58 percent, 23 percent, 21 percent, 16 percent, 14 percent, 9 percent and 6 percent, respectively. At October 31, 2008 and 2007, net receivables and leases administered, which include receivables administered but not owned, were $22,281 million and $22,543 million, respectively.

Total external interest-bearing debt of the credit operations was $20,210 million at the end of 2008, compared with $19,665 million at the end of 2007 and $17,453 million at the end of 2006. Included in this debt are secured borrowings of $1,682 million at the end of 2008, $2,344 million at the end of 2007 and $2,403 million at the end of 2006. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to Deere & Company. The credit operations’ ratio of total interest-bearing debt to total stockholder’s equity was 8.3 to 1 at the end of 2008, 8.2 to 1 at the end of 2007 and 7.1 to 1 at the end of 2006.

During 2008, the credit operations issued $6,320 million and retired $4,565 million of long-term borrowings. The retirements included $850 million of 3.90% Notes due 2008 and the remainder consisted primarily of medium-term notes.

Purchases of property and equipment for Financial Services in 2008 were $339 million, compared with $465 million in 2007, primarily related to investments in wind energy generation in both years. Capital expenditures for 2009 are estimated to be approximately $125 million, also primarily related to investments in wind energy generation.

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations offer crop insurance products through a managing general agency agreement (Agreement) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2008, the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of all the reinsurance companies on their obligations, the company would be required to reimburse the Insurance Carriers approximately $824 million at October 31, 2008. The company believes the likelihood of this event is substantially remote.

At October 31, 2008, the company had approximately $180 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2008 was approximately seven years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2008 in millions of dollars is as follows:

	Total	Less than 1 year	2&3 years	4&5 years	More than 5 years
Debt*
Equipment Operations	$2,142	$218	$313		$1,611
Financial Services**	20,009	7,555	6,372	$4,206	1,876
Total	22,151	7,773	6,685	4,206	3,487
Interest on debt	3,690	827	1,024	497	1,342
Purchase obligations	3,045	2,998	30	10	7
Operating leases	466	123	150	81	112
Capital leases	57	13	26	4	14
Total	$29,409	$11,734	$7,915	$4,798	$4,962

*	Principal payments.
**

Notes payable of $1,682 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

The table above does not include unrecognized tax benefit liabilities of approximately $236 million at October 31, 2008 since the timing of future payments is not reasonably estimable at this time (see Note 6 to the consolidated financial statements). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 5, 18, 20 and 21, respectively.

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

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels and settlement volumes. The final cost of these programs and the amount of accrual required for a specific sale are fully determined when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

The sales incentive accruals at October 31, 2008, 2007 and 2006 were $737 million, $711 million and $629 million, respectively. The increases in 2008 and 2007 were primarily due to the increases in sales.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to settlements from dealers. Over the last five fiscal years, this percent has varied by approximately plus or minus .8 percent, compared to the average sales incentive costs to settlements percent during that period. Holding other assumptions constant, if this cost experience percent were to increase or decrease 1.0 percent, the sales incentive accrual at October 31, 2008 would increase or decrease by approximately $50 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2008, 2007 and 2006 were $586 million, $549 million and $507 million, respectively. The increases in 2008 and 2007 were primarily due to increases in sales volume.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this loss experience percent has varied by approximately plus or minus .03 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .05 percent, the warranty accrual at October 31, 2008 would increase or decrease by approximately $15 million.

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

The pension assets, net of pension liabilities, recognized on the balance sheet at October 31, 2008, 2007 and 2006 were $683 million, $1,467 million and $1,945 million, respectively. The OPEB liabilities on these same dates were $2,535 million, $3,065 million and $1,985 million, respectively. The decrease in the pension net assets in 2008 was primarily due to the decrease in market value of assets, partially offset by the increase in the discount rates for the liabilities. The decrease in the OPEB liabilities in 2008 was primarily due to the increase in discount rates. The decrease in the pension net assets and the increase in the OPEB liabilities in 2007 were primarily due to the adoption in 2007 of Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (see Note 5). This standard required unrecognized gains or losses relating to postretirement benefit obligations to be recorded on the consolidated balance sheet with a corresponding charge or credit to stockholders’ equity.

The effect of hypothetical changes to selected assumptions on the company’s major U. S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2008	2009
Assumptions	Percentage Change	Increase (Decrease) PBO/APBO*	Increase (Decrease) Expense
Pension
Discount rate**	+/-.5	$(268)/290	$(18)/19
Expected return on assets	+/-.5		(41)/41
OPEB
Discount rate**	+/-.5	(189)/206	(30)/33
Expected return on assets	+/-.5		(8)/8
Health care cost trend rate**	+/-1.0	405/(346)	108/(92)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost and amortization of gains or losses.

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

The total allowance for credit losses at October 31, 2008, 2007 and 2006 was $226 million, $236 million and $217 million, respectively. The decrease in 2008 was primarily due to foreign currency translation. The increase in 2007 was primarily due to growth in the receivable portfolio.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, the average loss experience has fluctuated between 2 basis points and 18 basis points in any given fiscal year over the applicable prior period. Holding other estimates constant, a 10 basis point increase or decrease in estimated loss experience on the receivable portfolio would result in an increase or decrease of approximately $20 million to the allowance for credit losses at October 31, 2008.

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

The total operating lease residual values at October 31, 2008, 2007 and 2006 were $1,055 million, $1,072 million and $917 million, respectively. The changes in 2008 and 2007 were primarily due to the levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 5 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $20 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forecasted rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2008 would have been approximately $87 million. The net loss from increasing the interest rates by 10 percent at October 31, 2007 would have been approximately $22 million.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations’ anticipated and committed foreign currency cash inflows and outflows for the next twelve months and the foreign currency derivatives at year end, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2009 would decrease the 2009 expected net cash inflows by $31 million. At last year end, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $77 million adverse effect on the 2008 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2008, 2007 and 2006

(In millions of dollars and shares except per share amounts)

	2008	2007	2006
Net Sales and Revenues
Net sales	$25,803.5	$21,489.1	$19,884.0
Finance and interest income	2,068.4	2,054.8	1,776.8
Other income	565.7	538.3	487.0
Total	28,437.6	24,082.2	22,147.8

Costs and Expenses
Cost of sales	19,574.8	16,252.8	15,362.0
Research and development expenses	943.1	816.8	725.8
Selling, administrative and general expenses	2,960.2	2,620.8	2,323.9
Interest expense	1,137.0	1,151.2	1,017.5
Other operating expenses	698.7	565.1	544.8
Total	25,313.8	21,406.7	19,974.0

Income of Consolidated Group before Income Taxes	3,123.8	2,675.5	2,173.8
Provision for income taxes	1,111.2	883.0	741.6
Income of Consolidated Group	2,012.6	1,792.5	1,432.2
Equity in income of unconsolidated affiliates	40.2	29.2	21.0
Income from Continuing Operations	2,052.8	1,821.7	1,453.2
Income from Discontinued Operations			240.6
Net Income	$2,052.8	$1,821.7	$1,693.8

Per Share Data
Basic:
Continuing operations	$4.76	$4.05	$3.11
Discontinued operations			.52
Net Income	$4.76	$4.05	$3.63

Diluted:
Continuing operations	$4.70	$4.00	$3.08
Discontinued operations			.51
Net Income	$4.70	$4.00	$3.59

Dividends declared	$1.06	$.91	$.78

Average Shares Outstanding
Basic	431.1	449.3	466.8
Diluted	436.3	455.0	471.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2008 and 2007

(In millions of dollars except per share amounts)

	2008	2007
ASSETS
Cash and cash equivalents	$2,211.4	$2,278.6
Marketable securities	977.4	1,623.3
Receivables from unconsolidated affiliates	44.7	29.6
Trade accounts and notes receivable - net	3,234.6	3,055.0
Financing receivables - net	16,017.0	15,631.2
Restricted financing receivables - net	1,644.8	2,289.0
Other receivables	664.9	596.3
Equipment on operating leases - net	1,638.6	1,705.3
Inventories	3,041.8	2,337.3
Property and equipment - net	4,127.7	3,534.0
Investments in unconsolidated affiliates	224.4	149.5
Goodwill	1,224.6	1,234.3
Other intangible assets - net	161.4	131.0
Retirement benefits	1,106.0	1,976.0
Deferred income taxes	1,440.6	1,399.5
Other assets	974.7	605.8

Total Assets	$38,734.6	$38,575.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$8,520.5	$9,969.4
Payables to unconsolidated affiliates	169.2	136.5
Accounts payable and accrued expenses	6,393.6	5,632.2
Deferred income taxes	171.8	183.4
Long-term borrowings	13,898.5	11,798.2
Retirement benefits and other liabilities	3,048.3	3,700.2
Total liabilities	32,201.9	31,419.9

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2008 and 2007), at paid-in amount	2,934.0	2,777.0
Common stock in treasury, 114,134,933 shares in 2008 and 96,795,090 shares in 2007, at cost	(5,594.6)	(4,015.4)
Retained earnings	10,580.6	9,031.7
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(1,418.4)	(1,113.1)
Cumulative translation adjustment	73.4	479.4
Unrealized loss on derivatives	(40.1)	(7.6)
Unrealized gain (loss) on investments	(2.2)	3.8
Accumulated other comprehensive income (loss)	(1,387.3)	(637.5)
Total stockholders’ equity	6,532.7	7,155.8

Total Liabilities and Stockholders’ Equity	$38,734.6	$38,575.7

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2008, 2007 and 2006

(In millions of dollars)

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,052.8	$1,821.7	$1,693.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	95.4	71.0	65.9
Provision for depreciation and amortization	831.0	744.4	691.4
Share-based compensation expense	70.6	82.0	90.7
Gain on the sale of a business			(356.0)
Undistributed earnings of unconsolidated affiliates	(18.7)	(17.1)	(18.5)
Provision (credit) for deferred income taxes	89.7	(4.2)	15.8
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(428.4)	131.1	(703.9)
Inventories	(1,195.4)	(357.2)	(78.0)
Accounts payable and accrued expenses	702.1	418.6	155.3
Accrued income taxes payable/receivable	92.8	10.5	29.7
Retirement benefits	(133.2)	(163.2)	(400.0)
Other	(209.7)	21.8	(213.0)
Net cash provided by operating activities	1,949.0	2,759.4	973.2

Cash Flows from Investing Activities
Collections of receivables	12,608.8	10,335.3	9,274.9
Proceeds from sales of financing receivables	45.2	141.4	108.0
Proceeds from maturities and sales of marketable securities	1,738.5	2,458.5	3,006.0
Proceeds from sales of equipment on operating leases	465.7	355.2	310.9
Proceeds from sales of businesses, net of cash sold	42.0	77.2	440.1
Cost of receivables acquired	(13,304.4)	(11,388.3)	(10,451.0)
Purchases of marketable securities	(1,141.4)	(2,251.6)	(2,565.6)
Purchases of property and equipment	(1,112.3)	(1,022.5)	(766.0)
Cost of equipment on operating leases acquired	(495.9)	(461.7)	(417.4)
Acquisitions of businesses, net of cash acquired	(252.3)	(189.3)	(55.7)
Other	(19.9)	12.5	(33.1)
Net cash used for investing activities	(1,426.0)	(1,933.3)	(1,148.9)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(413.0)	99.4	1,208.7
Proceeds from long-term borrowings	6,320.2	4,283.9	3,140.2
Payments of long-term borrowings	(4,585.4)	(3,136.5)	(3,520.6)
Proceeds from issuance of common stock	108.9	285.7	327.6
Repurchases of common stock	(1,677.6)	(1,517.8)	(1,299.3)
Dividends paid	(448.1)	(386.7)	(348.4)
Excess tax benefits from share-based compensation	72.5	102.2	85.6
Other	(26.0)	(11.2)	(10.6)
Net cash used for financing activities	(648.5)	(281.0)	(416.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	58.3	46.0	21.8

Net Increase (Decrease) in Cash and Cash Equivalents	(67.2)	591.1	(570.7)
Cash and Cash Equivalents at Beginning of Year	2,278.6	1,687.5	2,258.2
Cash and Cash Equivalents at End of Year	$2,211.4	$2,278.6	$1,687.5

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2006, 2007 and 2008

(In millions of dollars)

	Total Equity	Common Stock	Treasury Stock	Unamortized Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2005	$6,851.5	$2,081.7	$(1,743.5)	$(16.4)	$6,556.1	$(26.4)
Comprehensive income
Net income	1,693.8				1,693.8
Other comprehensive income (loss)
Minimum pension liability adjustment	21.3					21.3
Cumulative translation adjustment	79.7					79.7
Unrealized gain on derivatives	.6					.6
Unrealized loss on investments	(.9)					(.9)
Total comprehensive income	1,794.5
Reclassification to adopt FASB Statement No. 123 (revised 2004)		(16.4)		16.4
Repurchases of common stock	(1,299.3)		(1,299.3)
Treasury shares reissued	369.4		369.4
Dividends declared	(363.4)				(363.4)
Stock options and other	138.5	138.2			.3
Balance October 31, 2006	7,491.2	2,203.5	(2,673.4)		7,886.8	74.3
Comprehensive income
Net income	1,821.7				1,821.7
Other comprehensive income (loss)
Minimum pension liability adjustment	65.8					65.8
Cumulative translation adjustment	329.1					329.1
Unrealized loss on derivatives	(14.4)					(14.4)
Unrealized loss on investments	(1.0)					(1.0)
Total comprehensive income	2,201.2
Repurchases of common stock	(1,517.8)		(1,517.8)
Treasury shares reissued	175.8		175.8
Dividends declared	(408.4)				(408.4)
Stock options and other	305.1	305.3			(.2)
Adjustment to adopt FASB Statement No. 158, net of tax	(1,091.3)					(1,091.3)
Transfer for two-for-one stock split effective November 26, 2007		268.2			(268.2)
Balance October 31, 2007	7,155.8	2,777.0	(4,015.4)		9,031.7	(637.5)
Comprehensive income
Net income	2,052.8				2,052.8
Other comprehensive income (loss)
Retirement benefits adjustment	(305.3)					(305.3)
Cumulative translation adjustment	(406.0)					(406.0)
Unrealized loss on derivatives	(32.5)					(32.5)
Unrealized loss on investments	(6.0)					(6.0)
Total comprehensive income	1,303.0
Adjustment to adopt FIN No. 48	(48.0)				(48.0)
Repurchases of common stock	(1,677.6)		(1,677.6)
Treasury shares reissued	98.4		98.4
Dividends declared	(455.9)				(455.9)
Stock options and other	157.0	157.0
Balance October 31, 2008	$6,532.7	$2,934.0	$(5,594.6)		$10,580.6	$(1,387.3)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) primarily related to the securitization of financing receivables for secured borrowings are consolidated since the company is the primary beneficiary. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Consolidated retained earnings at October 31, 2008 include undistributed earnings of the unconsolidated affiliates of $99 million. Dividends from unconsolidated affiliates were $20 million in 2008, $13 million in 2007 and $3 million in 2006 (see Note 8).

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2008 financial statement presentation. In particular, “Accrued taxes” previously presented separately has been combined with “Accounts payable and accrued expenses” on the consolidated balance sheet.

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

Revenue Recognition

Sales of equipment and service parts are recorded when the sales price is determinable and the risks and rewards of ownership are transferred to independent parties based on the sales agreements in effect. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which the risks and rewards of ownership are not transferred to the dealer. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment. Service parts returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to Special Purpose Entities (SPEs) in securitization transactions (see Note 12). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Restricted financing receivables - net.” The company recognizes finance income over the lives of these receivables using the interest method.

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $188 million in 2008, $169 million in 2007 and $165 million in 2006.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are also tested for impairment annually at the end of the third fiscal quarter each year. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income or other comprehensive income as appropriate. The total foreign exchange pretax net gain (loss) for 2008, 2007 and 2006 was $(13) million, $(28) million and $2 million, respectively.

New Accounting Standards Adopted

In the first quarter of 2008, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard was adopted at the beginning of fiscal year 2008 with the cumulative effect reported as an adjustment to beginning retained earnings as required. The cumulative effect of adoption increased assets by $158 million, increased liabilities by $206 million and decreased retained earnings by $48 million (see Note 6).

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement increases the disclosure requirements for derivative instruments. The new requirements include the location and fair value amounts of all derivatives by category reported in the consolidated balance sheet; the location and amount of gains or losses of all derivatives and designated hedged items by category reported in the consolidated income statement, or in other comprehensive income in the consolidated balance sheet; and measures of volume such as notional amounts. For derivatives designated as hedges, the gains or losses must be divided into the effective portions and the ineffective portions. The Statement also requires the disclosure of group concentrations of credit risk by counterparties, including the maximum amount of loss due to credit risk and policies concerning collateral and master netting arrangements. Most disclosures are required on an interim and annual basis. The effective date is the second quarter of fiscal year 2009. The adoption will not have a material effect on the company’s consolidated financial statements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the company’s consolidated financial statements.

Variable Interest Entities

The company’s credit operations are the primary beneficiary of certain variable interest entities (VIEs) that are special purpose entities (SPEs) related to the securitization of financing receivables. Under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, these SPEs were consolidated. The SPEs included assets (restricted retail notes) of $1,259 million and $1,494 million at October 31, 2008 and 2007, respectively. These restricted retail notes are included in the restricted financing receivables related to securitizations shown in the table in Note 12.

The company is also the primary beneficiary of a supplier that is a VIE. The VIE produces blended fertilizer and other lawn care products for the commercial and consumer equipment segment. The assets of the VIE that were consolidated, less the intercompany receivables eliminated in consolidation, totaled $74 million. The creditors of the VIE do not have recourse to the general credit of the company.

Acquisitions

In May 2008, the company acquired T-Systems International, Inc. (T-Systems) for a cost of approximately $85 million. T-Systems, which is headquartered in California, manufactures and markets drip tape and agronomic technologies for irrigation. The acquisition is included in the agricultural equipment segment. The preliminary values assigned to major assets and liabilities related to the acquisition were $29 million of receivables, $20 million of inventories, $43 million of property equipment,

$12 million of identifiable intangibles primarily for technology and trademarks, $8 million of goodwill, $17 million of accounts payable and accrued expenses and $10 million of deferred income tax liabilities. The weighted-average amortization period of the identifiable intangibles was six years. The goodwill is not expected to be deductible for tax purposes.

In June 2008, the company acquired Plastro Irrigation Systems Ltd. (Plastro) for a cost of approximately $120 million. Plastro, which is headquartered in Israel, manufactures and markets drip and micro drip irrigation products for nursery and agricultural applications. The acquisition is included in the agricultural equipment segment. The preliminary values assigned to major assets and liabilities related to the acquisition were $12 million of cash, $63 million of receivables, $48 million of inventories, $44 million of property and equipment, $4 million of other assets, $40 million of identifiable intangible assets primarily for customer lists and trademarks, $46 million of goodwill, $61 million of accounts payable and accrued expenses, $51 million of short-term borrowings, $13 million of long-term borrowings and $12 million of deferred income tax liabilities. The weighted-average amortization period of the identifiable intangibles was eight years. The goodwill is not expected to be deductible for tax purposes.

In June 2008, the company acquired a 50 percent equity investment in Xuzhou Xuwa Excavator Machinery Co., Ltd. (XCG) and has invested approximately $55 million in the joint venture in 2008. XCG is a domestic excavator manufacturer in China and is included in the construction and forestry segment.

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

The revenue from discontinued operations on the statement of consolidated income in 2006 was $621 million, and the income before income taxes was $384 million. The fees paid from the continuing operations to the discontinued health care operations for administering health care claims in 2006 were $7 million. The company will continue to pay fees to UnitedHealthcare to administer health claims. The employee termination benefit expense accrued in the discontinued operations in 2006 was $8 million, with payments of $4 million in 2006, $1 million in 2007 and $3 million in 2008.

3. SPECIAL ITEMS

Restructuring

Welland

In September 2008, the company announced it will close its manufacturing facility in Welland, Ontario, Canada, and transfer production to company operations in Wisconsin and Mexico. The Welland factory manufactures utility vehicles and attachments for the agricultural equipment and commercial and consumer equipment businesses. The move supports ongoing efforts aimed at improved efficiency and profitability. The plant is scheduled to close by the end of 2009.

The closure is expected to result in total expenses recognized in cost of sales of approximately $98 million pretax, of which $49 million was recorded in the fourth quarter of 2008. These total expenses will consist of approximately $41 million of pension and other postretirement benefits, $21 million of property and equipment impairments, $26 million of employee termination benefits and $10 million of other expenses. The expenses in the fourth quarter of 2008 were $10 million of pension and other postretirement benefits, $21 million of property and equipment impairments and $18 million of employee termination benefits. The liability for employee termination benefits at October 31, 2008 was $18 million.

The total expenses will be approximately $59 million for the agricultural equipment segment and $39 million for the commercial and consumer equipment segment. In the fourth quarter of 2008, the total expenses were $29 million for the agricultural equipment segment and $20 million for the commercial and consumer equipment segment. The total pretax cash expenditures associated with this closure will be approximately $40 million. The annual increase in earnings and cash flows in the future due to this restructuring is estimated to be approximately $40 million.

Woodstock

In January 2006, the company decided to close its forestry manufacturing facility in Woodstock, Ontario, Canada and consolidate the manufacturing into the company’s existing Davenport and Dubuque, Iowa facilities. This restructuring was intended to reduce costs and further improve product delivery times. The facility was included in the construction and forestry segment.

The total pretax expense recognized in costs of sales in 2006 related to the closure was $44 million pretax, which included $21 million for pension and other postretirement benefits; $10 million for employee termination benefits; $6 million for impairments and write-downs of property, equipment and inventory; $5 million for relocation of production and $2 million for other expenses. At October 31, 2006, there were no remaining significant liabilities or expenses related to the restructuring. The pretax cash expenditures associated with this closure were approximately $35 million. The annual increase in earnings and cash flows due to this restructuring were approximately $10 million.

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

All cash flows from the changes in trade accounts and notes receivable (see Note 10) are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from sales to the company’s customers. Cash flows from financing receivables that are related to sales to the company’s customers (see Note 11) are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

The company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The company transferred inventory to equipment on operating leases of approximately $307 million, $269 million and $290 million in 2008, 2007 and 2006, respectively. The company had accounts payable related to purchases of property and equipment of approximately $158 million, $100 million and $80 million at October 31, 2008, 2007 and 2006, respectively. At October 31, 2007, the company recorded a receivable of $47 million for a portion of the sale of a business and a liability of $41 million for a portion of the acquisition of a business, which were settled in 2008.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2008	2007	2006
Interest:
Equipment Operations	$414	$423	$457
Financial Services	1,001	1,005	866
Intercompany eliminations	(288)	(294)	(296)
Consolidated	$1,127	$1,134	$1,027

Income taxes:
Equipment Operations	$667	$601	$658
Financial Services	95	196	208
Intercompany eliminations	(50)	(157)	(165)
Consolidated	$712	$640	$701

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

The incremental effects of the adoption of FASB Statement No. 158 on October 31, 2007 in millions of dollars follow:

	Prior to Adoption	Adjustment	After Adoption
Other intangible assets-net	$135	$(4)	$131
Retirement benefits	2,681	(705)	1,976
Deferred income taxes	700	700	1,400
Total assets	38,585	(9)	38,576
Retirement benefits and other liabilities	2,618	1,082	3,700
Retirement benefits adjustment		(1,113)	(1,113)
Minimum pension liability adjustment	(22)	22
Accumulated other comprehensive income	453	(1,091)	(638)
Total liabilities and stockholders’ equity	38,585	(9)	38,576

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2008	2007	2006
Pensions
Service cost	$159	$168	$152
Interest cost	514	488	475
Expected return on plan assets	(743)	(682)	(667)
Amortization of actuarial loss	48	94	110
Amortization of prior service cost	26	27	42
Early-retirement benefits	10		2
Settlements/curtailments	3	4	18
Net cost	$17	$99	$132

Weighted-average assumptions
Discount rates	6.2%	5.7%	5.7%
Rate of compensation increase	3.9%	3.8%	3.8%
Expected long-term rates of return	8.3%	8.4%	8.5%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2008	2007	2006
Health care and life insurance
Service cost	$49	$69	$68
Interest cost	323	321	308
Expected return on plan assets	(177)	(156)	(128)
Amortization of actuarial loss	82	215	196
Amortization of prior service credit	(17)	(133)	(132)
Early-retirement benefits			1
Settlements/curtailments			2
Net cost	$260	$316	$315

Weighted-average assumptions
Discount rates	6.4%	5.9%	6.0%
Expected long-term rates of return	7.8%	7.8%	8.1%

The above benefit plan costs in net income and other changes in plan assets and benefit obligations in other comprehensive income in 2008 in millions of dollars were as follows:

	Pensions	Health Care and Life Insurance
Net costs	$17	$260
Retirement benefits adjustment included in other comprehensive (income) loss:
Net actuarial losses (gain)	986	(435)
Prior service cost	4	12
Amortization of actuarial losses	(48)	(82)
Amortization of prior service (cost) credit	(26)	17
Settlements/curtailments	(3)
Total loss recognized in other comprehensive (income) loss	913	(488)
Total recognized in comprehensive (income) loss	$930	$(228)

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2008	2007	2008	2007
Change in benefit obligations
Beginning of year balance	$(8,535)	$(8,751)	$(5,250)	$(5,654)
Service cost	(159)	(168)	(49)	(69)
Interest cost	(514)	(488)	(323)	(321)
Actuarial gain	1,361	463	1,163	475
Amendments	(4)	(1)	(12)	70
Benefits paid	588	574	312	285
Health care subsidy receipts			(14)	(14)
Early-retirement benefits	(10)
Settlements/curtailments	(1)	7
Foreign exchange and other	129	(171)	15	(22)
End of year balance	$(7,145)	$(8,535)	$(4,158)	$(5,250)

	Pensions		Health Care and Life Insurance
	2008	2007	2008	2007
Change in plan assets (fair value)
Beginning of year balance	$10,002	$8,927	$2,185	$1,893
Actual return on plan assets	(1,610)	1,220	(548)	283
Employer contribution	137	358	294	288
Benefits paid	(588)	(574)	(312)	(285)
Settlements		(7)
Foreign exchange and other	(113)	78	4	6
End of year balance	7,828	10,002	1,623	2,185
Funded status	$683	$1,467	$(2,535)	$(3,065)

Weighted-average assumptions
Discount rates	8.1%	6.2%	8.2%	6.4%
Rate of compensation increase	3.9%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2008	2007	2008	2007
Amounts recognized in balance sheet
Noncurrent asset	$1,106	$1,976
Current liability	(38)	(32)	$(22)	$(23)
Noncurrent liability	(385)	(477)	(2,513)	(3,042)
Total	$683	$1,467	$(2,535)	$(3,065)

Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial losses	$1,625	$688	$585	$1,102
Prior service cost (credit)	90	114	(48)	(77)
Total	$1,715	$802	$537	$1,025

The total accumulated benefit obligations for all pension plans at October 31, 2008 and 2007 was $6,856 million and $8,131 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $767 million and $423 million, respectively, at October 31, 2008 and $741 million and $312 million, respectively, at October 31, 2007. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $873 million and $450 million, respectively, at October 31, 2008 and $877 million and $368 million, respectively, at October 31, 2007.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2009 in millions of dollars follow:

	Pensions	Health Care and Life Insurance
Net actuarial losses	$1	$39
Prior service cost (credit)	25	(11)
Total	$26	$28

The company expects to contribute approximately $69 million to its pension plans and approximately $99 million to its health care and life insurance plans in 2009, which include direct benefit payments on unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance	Health Care Subsidy Receipts*
2009	$596	$306	$15
2010	603	321	17
2011	617	336	18
2012	629	348	19
2013	638	360	20
2014 to 2018	3,336	1,959	117

* Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations at October 31, 2008 were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. The weighted-average composite trend rates were assumed to be 7.1 percent for 2009, 6.3 percent for 2010, 5.8 percent for 2011, 5.2 percent for 2012 and 5.0 percent for 2013 and all future years. The obligations at October 31, 2007 assumed 8.0 percent for 2008, 7.1 percent for 2009, 6.3 percent for 2010, 5.8 percent for 2011, 5.2 percent for 2012 and 5.0 percent for 2013 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2008 by $412 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $45 million. A decrease of one percentage point would decrease the obligations by $352 million and the cost by $38 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2008 and 2007 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. Each bond issue underlying the yield curves are required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating AA or better by Standard & Poor’s.

The following is the percentage allocation for plan assets at October 31:

	Pensions		Health Care
	2008	2007	2008	2007
Equity securities	27%	34%	42%	51%
Debt securities*	47	43	42	35
Real estate	6	4	3	3
Other	20	19	13	11

*   The pension and health care debt securities include 24 percent and 7 percent in 2008 and 20 percent and 7 percent in 2007, respectively, of non-fixed income securities that have been combined with derivatives to create fixed income exposures.

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. Asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/ return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are approximately 32 percent for equity securities, 44 percent for debt securities (see note in table above), 5 percent for real estate and 19 percent for other. The target allocations for health care assets are approximately 49 percent for equity securities, 37 percent for debt securities (see note in table above), 3 percent for real estate and 11 percent for other. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., ten to 20 years). The average annual return of the company’s U.S. pension fund was approximately 7.1 percent during the past ten years and approximately 10.0 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

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

6. INCOME TAXES

The provision for income taxes from continuing operations by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2008	2007	2006
Current:
U.S.:
Federal	$559	$484	$448
State	60	40	28
Foreign	402	354	260
Total current	1,021	878	736
Deferred:
U.S.:
Federal	74	(2)	3
State	3	8	6
Foreign	13	(1)	(3)
Total deferred	90	5	6
Provision for income taxes	$1,111	$883	$742

Based upon location of the company’s operations, the consolidated income from continuing operations before income taxes in the U.S. in 2008, 2007 and 2006 was $1,730 million, $1,601 million and $1,431 million, respectively, and in foreign countries was $1,394 million, $1,075 million and $743 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision from continuing operations and reasons for related differences in millions of dollars follow:

	2008	2007	2006
U.S. federal income tax provision at a statutory rate of 35 percent	$1,093	$936	$761
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	41	32	22
Taxes on foreign activities	21	(24)	8
Nondeductible costs and other-net	(44)	(61)	(49)
Provision for income taxes	$1,111	$883	$742

At October 31, 2008, accumulated earnings in certain subsidiaries outside the U.S. totaled $1,220 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other postretirement benefit liabilities	$1,054		$1,282
Pension assets - net		$361		$646
Accrual for sales allowances	361		350
Tax over book depreciation		266		237
Accrual for employee benefits	231		212
Lease transactions		172		127
Tax loss and tax credit carryforwards	124		118
Allowance for credit losses	113		88
Intercompany profit in inventory	70		49
Deferred gains on distributed foreign earnings	69		46
Stock option compensation	54		45
Deferred compensation	32		30
Undistributed foreign earnings		40		20
Other items	237	164	213	131
Less valuation allowances	(73)		(56)
Deferred income tax assets and liabilities	$2,272	$1,003	$2,377	$1,161

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2008, certain tax loss and tax credit carryforwards for $124 million were available with $1 million expiring in 2009, $92 million expiring from 2010 through 2028 and $31 million with an unlimited expiration date.

          The company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, at the beginning of 2008. As a result of adoption, the company recorded an increase in its liability for unrecognized tax benefits of $170 million, an increase in accrued interest and penalties payable of $30 million, an increase in deferred tax liabilities of $6 million, a reduction in the beginning retained earnings balance of $48 million, an increase in tax receivables of $136 million, an increase in deferred tax assets of $11 million and an increase in interest receivable of $11 million.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars is as follows:

2008
Beginning of year balance	$218
Increases to tax positions taken during the current year	23
Increases to tax positions taken during prior years	31
Decreases to tax positions taken during prior years	(20)
Decreases due to lapse of statute of limitations	(3)
Acquisitions	2
Foreign exchange	(15)
End of year balance	$236

The amount of unrecognized tax benefits at October 31, 2008 that would affect the effective tax rate if the tax benefits were recognized was $61 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company does not believe it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed its examination of the company’s federal income tax returns for periods prior to 2001, and for the years 2002, 2003 and 2004. The year 2001 and 2005 through 2007 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company’s continuing policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2008, the total amount of expense from interest and penalties was $23 million and the interest income was $2 million. At October 31, 2008, the liability for accrued interest and penalties totaled $45 million and the receivable for interest was $5 million.

7.              OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses from continuing operations consisted of the following in millions of dollars:

	2008	2007	2006
Other income
Revenues from services	$421	$314	$251
Investment income	21	83	89
Securitization and servicing fee income	6	23	37
Other	118	118	110
Total	$566	$538	$487
Other operating expenses
Depreciation of equipment on operating leases	$308	$297	$269
Cost of services	295	248	203
Debt repurchase			70
Other	96	20	3
Total	$699	$565	$545

8.              UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Xuzhou Xuwa Excavator Machinery Co., Ltd. (50 percent ownership), Bell Equipment Limited (32 percent ownership) and A&I Products (36 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income of these companies is reported in the consolidated income statement under “Equity in Income of Unconsolidated Affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2008	2007	2006
Sales	$2,214	$2,026	$2,062
Net income	99	79	54
Deere & Company’s equity in net income	40	29	21

Financial Position		2008	2007
Total assets		$1,382	$1,081
Total external borrowings		260	140
Total net assets		545	385
Deere & Company’s share of the net assets		224	150

9.              MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
U.S. government debt securities	$402	$2	$1	$403
Municipal debt securities	119		1	118
Corporate debt securities	239		4	235
Mortgage-backed debt securities	87	1	1	87
Asset-backed securities	44			44
Other debt securities	90			90
Marketable securities	$981	$3	$7	$977
2007
U.S. government debt securities	$228	$2		$230
Municipal debt securities	135			135
Corporate debt securities	555	1		556
Mortgage-backed debt securities	303	1		304
Asset-backed securities	254			254
Other debt securities	144			144
Marketable securities	$1,619	$4		$1,623

The contractual maturities of debt securities at October 31, 2008 in millions of dollars follow:

	Amortized Cost	Fair Value
Due in one year or less	$508	$509
Due after one through five years	267	267
Due after five through 10 years	68	66
Due after 10 years	138	135
Debt securities	$981	$977

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $1,137 million in 2008, $1,379 million in 2007 and $2,157 in 2006. Realized gains were $12 million, $4 million and $.4 million and realized losses were $15 million, $10 million and $4 million in 2008, 2007 and 2006, respectively. Unrealized gains and losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in any years presented. Unrealized losses at October 31, 2008 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were $27 million in 2008, $7 million in 2007 and were not significant for 2006.

10.       TRADE ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2008	2007
Trade accounts and notes:
Agricultural	$2,072	$1,867
Commercial and consumer	645	658
Construction and forestry	518	530
Trade accounts and notes receivable–net	$3,235	$3,055

At October 31, 2008 and 2007, dealer notes included in the previous table were $499 million and $413 million, and the allowance for doubtful trade receivables was $56 million and $64 million, respectively.

The Equipment Operations sell a significant portion of newly originated trade receivables to the credit operations and provide compensation to the credit operations at market rates of interest for these receivables.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their credit worthiness and generally retains a security interest in the goods associated with the trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business.

Trade accounts and notes receivable have significant concentrations of credit risk in the agricultural, commercial and consumer, and construction and forestry sectors as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

11.       FINANCING RECEIVABLES

Financing receivables at October 31 consisted of the following in millions of dollars:

	2008		2007
	Unrestricted/Restricted		Unrestricted/Restricted
Retail notes:
Equipment:
Agricultural	$9,924	$1,380	$9,394	$2,027
Commercial and consumer	1,102		1,235
Construction and forestry	2,011	434	2,417	571
Recreational products	16		24
Total	13,053	1,814	13,070	2,598
Wholesale notes	1,336		1,303
Revolving charge accounts	1,905		1,649
Financing leases (direct and sales-type)	1,005		1,088
Operating loans	358		287
Total financing receivables	17,657	1,814	17,397	2,598
Less:
Unearned finance income:
Equipment notes	1,361	158	1,473	296
Recreational product notes	3		5
Financing leases	117		129
Total	1,481	158	1,607	296
Allowance for doubtful receivables	159	11	159	13
Financing receivables – net	$16,017	$1,645	$15,631	$2,289

The residual values for investments in financing leases at October 31, 2008 and 2007 totaled $63 million and $71 million, respectively.

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

Financing receivables at October 31 related to the company’s sales of equipment (see Note 4) that were included in the table above were unrestricted and consisted of the following in millions of dollars:

	2008	2007
Retail notes*:
Equipment:
Agricultural	$1,286	$1,394
Commercial and consumer	105	111
Construction and forestry	513	719
Total	1,904	2,224
Wholesale notes	1,336	1,303
Sales-type leases	584	652
Total	3,824	4,179
Less:
Unearned finance income:
Equipment notes	197	255
Sales-type leases	61	67
Total	258	322
Financing receivables related to the company’s sales of equipment	$3,566	$3,857

*    These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2008		2007
	Unrestricted/Restricted		Unrestricted/Restricted
Due in months:
0 – 12	$8,223	$743	$8,068	$847
13 – 24	3,864	581	3,999	766
25 – 36	2,712	326	2,679	592
37 – 48	1,665	133	1,590	302
49 – 60	917	29	828	85
Thereafter	276	2	233	6
Total	$17,657	$1,814	$17,397	$2,598

The maximum terms for retail notes are generally seven years for agricultural equipment, seven years for commercial and consumer equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2008 and 2007, the unpaid balances of receivables administered but not owned were $326 million and $453 million, respectively. At October 31, 2008 and 2007, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $17,988 million and $18,373 million, respectively.

Generally when financing receivables become approximately 120 days delinquent, accrual of finance income is suspended and the estimated uncollectible amount is written off to the allowance for credit losses. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Investments in financing receivables on non-accrual status at October 31, 2008 and 2007 were $88 million and $59 million, respectively.

Total financing receivable amounts 60 days or more past due were $45 million at October 31, 2008, compared with $46 million at October 31, 2007. These past-due amounts represented .25 percent of the receivables financed at both October 31, 2008 and 2007. The allowance for doubtful financing receivables represented .95 percent of financing receivables outstanding at both October 31, 2008 and 2007. In addition, at October 31, 2008 and 2007, the company’s credit operations had $189 million and $192 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses. An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2008	2007	2006
Beginning of year balance	$172	$155	$140
Provision charged to operations	83	62	51
Amounts written off	(71)	(59)	(39)
Other changes (primarily translation adjustments)	(14)	14	3
End of year balance	$170	$172	$155

12.       SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and are, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

          In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the company is not the primary beneficiary.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2008	2007
Restricted financing receivables (retail notes)	$1,656	$2,301
Allowance for credit losses	(11)	(12)
Other assets	56	45
Total restricted securitized assets	$1,701	$2,334

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2008	2007
Short-term borrowings	$1,682	$2,344
Accrued interest on borrowings	3	5
Total liabilities related to restricted securitized assets	$1,685	$2,349

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2008, the maximum remaining term of all restricted receivables was approximately five years.

13.       OTHER RECEIVABLES

Other receivables at October 31 consisted of the following in millions of dollars:

	2008	2007
Taxes receivable	$465	$361
Other	200	235
Other receivables	$665	$596

14.      EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $1,639 million and $1,705 million at October 31, 2008 and 2007, respectively. The equipment is depreciated on a straight-line basis over the terms of the leases. The accumulated depreciation on this equipment was $471 million and $520 million at October 31, 2008 and 2007, respectively. The corresponding depreciation expense was $308 million in 2008, $297 million in 2007 and $269 million in 2006.

Future payments to be received on operating leases totaled $790 million at October 31, 2008 and are scheduled as follows in millions of dollars: 2009 – $338, 2010 – $231, 2011 – $135, 2012 – $67 and 2013 – $19.

15.       INVENTORIES

Most inventories owned by Deere & Company and its United States equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 64 percent and 58 percent of worldwide gross inventories at FIFO value on October 31, 2008 and 2007, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2008	2007
Raw materials and supplies	$1,170	$882
Work-in-process	519	425
Finished machines and parts	2,677	2,263
Total FIFO value	4,366	3,570
Less adjustment to LIFO value	1,324	1,233
Inventories	$3,042	$2,337

16. PROPERTY AND DEPRECIATION

A summary of property and equipment for continuing operations at October 31 in millions of dollars follows:

	Useful Lives* (Years)	2008	2007
Equipment Operations
Land		$91	$83
Buildings and building equipment	25	1,840	1,795
Machinery and equipment	11	3,457	3,355
Dies, patterns, tools, etc.	7	933	920
All other	5	617	594
Construction in progress		386	245
Total at cost		7,324	6,992
Less accumulated depreciation		4,333	4,271
Total		2,991	2,721
Financial Services
Land		4	4
Buildings and building equipment	28	40	40
Machinery and equipment	14	690	91
All other	6	34	34
Construction in progress		447	691
Total at cost		1,215	860
Less accumulated depreciation		78	47
Total		1,137	813
Property and equipment-net		$4,128	$3,534

*                 Weighted-averages

Property and equipment is stated at cost less accumulated depreciation. Total property and equipment additions in 2008, 2007 and 2006 for continuing operations were $1,147 million, $1,064 million and $781 million and depreciation was $467 million, $402 million and $379 million, respectively. Capitalized interest was $26 million, $31 million and $6 million in the same periods, respectively. Financial Services property and equipment additions included above were $359 million, $476 million and $292 million in 2008, 2007 and 2006 and depreciation was $34 million, $13 million and $8 million, respectively. The Financial Services additions were primarily due to wind turbines related to investments in wind energy generation. Leased property and equipment under capital leases amounting to $30 million and $23 million at October 31, 2008 and 2007, respectively, is included in property and equipment.

Capitalized software is stated at cost less accumulated amortization, and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2008 and 2007 were $425 million and $345 million, less accumulated amortization of $288 million and $270 million, respectively. Amortization of these software costs was $35 million in 2008, $33 million in 2007 and $32 million in 2006. Leased software assets under capital leases amounting to $31 million at October 31, 2008 is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17.       GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2008	2007
Agricultural equipment	$216	$174
Commercial and consumer equipment	448	448
Construction and forestry	561	612
Goodwill	$1,225	$1,234

The increase in goodwill in the agricultural equipment segment was due to acquisitions of goodwill of $54 million (see Note 1), partially offset by fluctuations in foreign currency translation. The decrease in goodwill for the construction and forestry segment was primarily due to fluctuations in foreign currency translation.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives* (Years)	2008	2007
Amortized intangible assets:
Customer lists and relationships	13	$94	$78
Technology, patents, trademarks and other	14	115	74
Total at cost		209	152
Less accumulated amortization		48	29
Total		161	123
Unamortized intangible assets:
Trademark			8
Other intangible assets-net		$161	$131

*                 Weighted-averages

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2008, 2007 and 2006 was $20 million, $12 million and $11 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2009 - $24, 2010 - $23, 2011 - $20, 2012 - $17, and 2013 - $13.

18.       SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2008	2007
Equipment Operations
Commercial paper	$124	$34
Notes payable to banks	85	90
Long-term borrowings due within one year	9	6
Total	218	130
Financial Services
Commercial paper	2,837	2,803
Notes payable to banks	8	77
Notes payable related to securitizations (see below)	1,682	2,344
Long-term borrowings due within one year	3,776	4,615
Total	8,303	9,839
Short-term borrowings	$8,521	$9,969

At October 31, 2008, Financial Services, which include Capital Corporation, has $2,082 million of commercial paper guaranteed by the Federal Deposit Insurance Corporation (FDIC) under its Temporary Liquidity Guarantee Program (TLGP) (see Note 29).

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 12). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $1,682 million at October 31, 2008 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2009 - $937, 2010 - $515, 2011 - $185, 2012 - $45.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2008 and 2007 were 3.2 percent and 5.1 percent respectively. The Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $4,548 million at October 31, 2008. Some of these credit lines are available to both Deere & Company and Capital Corporation. At October 31, 2008, $1,534 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3.75 billion, expiring in February 2012. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2008 was $6,730 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,499 million at October 31, 2008. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

19.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2008	2007
Equipment Operations
Accounts payable:
Trade payables	$1,773	$1,691
Dividends payable	118	110
Other	108	101
Accrued expenses:
Employee benefits	1,175	1,060
Product warranties	586	549
Dealer sales discounts	711	656
Accrued income taxes	79	135
Other	1,126	825
Total	$5,676	$5,127
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	189	192
Other	230	251
Accrued expenses:
Unearned revenue	289	236
Interest payable	150	140
Employee benefits	81	73
Accrued income taxes	29	34
Other	197	32
Total	1,165	958
Eliminations*	447	453
Accounts payable and accrued expenses	$6,394	$5,632

*                 Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

20.       LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2008		2007
Equipment Operations**
Notes and debentures:
7.85% debentures due 2010	$306		$306
6.95% notes due 2014: ($700 principal) Swapped to variable interest rates of 4.5% – 2008, 6.1% – 2007	770	*	743	*
8.95% debentures due 2019	56		56
8-1/2% debentures due 2022	105		105
6.55% debentures due 2028	200		200
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	5		13
Total	$1,992		$1,973
Financial Services**
Notes and debentures:
Medium-term notes due 2009 – 2018: (principal $9,189 - 2008, $6,842 - 2007) Average interest rates of 4.7% – 2008, 5.1% – 2007	$9,267	*	$6,850	*
6% notes due 2009: ($300 principal)			303	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 to variable interest rates of 2.8% – 2008, 6.7% – 2007	1,618	*	1,580	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 4.8% – 2008, 5.9% – 2007	668	*	640	*
Other notes	354		452
Total	11,907		9,825
Long-term borrowings	$13,899		$11,798

*                 Includes fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

The Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2009 – $9, 2010 – $313, 2011 – none, 2012 – none and 2013 – none. The approximate principal amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2009 – $3,774, 2010 – $2,933, 2011 – $2,740, 2012 – $1,986 and 2013 – $2,175.

21.       LEASES

At October 31, 2008, future minimum lease payments under capital leases amounted to $57 million as follows: 2009 – $13, 2010 – $13, 2011 – $13, 2012 – $2, 2013 – $2 and later years $14. Total rental expense for operating leases was $165 million in 2008, $126 million in 2007 and $118 million in 2006.  At October 31, 2008, future minimum lease payments under operating leases amounted to $466 million as follows: 2009 – $123, 2010 – $89, 2011 – $61, 2012 – $46, 2013 – $35 and later years $112.

22.  CONTINGENCIES AND COMMITMENTS

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $228 million and $225 million at October 31, 2008 and 2007, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/ Unearned Premiums
	2008	2007
Beginning of year balance	$774	$676
Payments	(548)	(497)
Amortization of premiums received	(98)	(87)
Accruals for warranties	612	541
Premiums received	112	114
Foreign exchange	(38)	27
End of year balance	$814	$774

At October 31, 2008, the company had approximately $180 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2008, the company had accrued losses of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2008 was approximately seven years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through a managing general agency agreement (Agreement) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreement, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2008, the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the credit operations’ crop insurance risk under the Agreement has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreement of approximately $824 million at October 31, 2008. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under this Agreement is substantially remote and as a result, at October 31, 2008, the credit operation’s accrued liability under the Agreement was not material.

At October 31, 2008, the company had commitments of approximately $507 million for the construction and acquisition of property and equipment. At October 31, 2008, the company also had pledged or restricted assets of $133 million, primarily as collateral for borrowings. In addition, see Note 12 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $55 million at October 31, 2008, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2008.

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

23.       CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount
Balance at October 31, 2005	536.4	$2,082
Stock options and other		122
Balance at October 31, 2006	536.4	2,204
Transfer from retained earnings for two-for-one stock split		268
Stock options and other		305
Balance at October 31, 2007	536.4	2,777
Stock options and other		157
Balance at October 31, 2008	536.4	$2,934

On November 14, 2007, the stockholders of the company approved a two-for-one stock split effected in the form of a 100 percent stock dividend to stockholders of record on November 26, 2007, distributed on December 3, 2007.  This stock split was recorded as of October 31, 2007 by a transfer of $268 million from retained earnings to common stock, representing a $1 par value for each additional share issued.  The number of common shares the company is authorized to issue was also increased from 600 million to 1,200 million. The number of authorized preferred shares, none of which has been issued, remained at nine million.

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5 billion of additional common stock (129.7 million shares based on October 31, 2008 closing common stock price of $38.56 per share).  This repurchase program supplements the previous 40 million share repurchase program, which had 13.7 million shares remaining as of October 31, 2008, for a total of 143.4 million shares remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted income per share follows in millions, except per share amounts:

	2008	2007	2006
Continuing Operations:
Income	$2,052.8	$1,821.7	$1,453.2
Average shares outstanding	431.1	449.3	466.8
Basic income per share	$4.76	$4.05	$3.11
Average shares outstanding	431.1	449.3	466.8
Effect of dilutive stock options	5.2	5.7	4.8
Total potential shares outstanding	436.3	455.0	471.6
Diluted income per share	$4.70	$4.00	$3.08
Total Operations:
Net Income	$2,052.8	$1,821.7	$1,693.8
Average shares outstanding	431.1	449.3	466.8
Basic net income per share	$4.76	$4.05	$3.63
Total potential shares outstanding	436.3	455.0	471.6
Diluted net income per share	$4.70	$4.00	$3.59

All stock options outstanding were included in the computation during 2008, 2007 and 2006, except 2.0 million options in 2008 and 18 thousand options in 2006 that had an antidilutive effect under the treasury stock method.

24.       STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The company recognizes the compensation cost on these stock options and restricted stock awards either immediately if the employee is eligible to retire or on a straight-line basis over the vesting period for the entire award. According to these plans at October 31, 2008, the company is authorized to grant an additional 16.2 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2008	2007	2006
Risk-free interest rate	2.9 - 4.0%	4.4 - 5.0%	3.8 - 4.5%
Expected dividends	1.6%	2.0%	1.8%
Expected volatility	30.1 - 46.7%	26.2 - 28.8%	25.3 - 27.5%
Weighted-average volatility	30.4%	26.3%	25.4%
Expected term (in years)	6.6 - 7.6	6.7 - 7.6	6.9 - 7.7

Stock option activity at October 31, 2008 and changes during 2008 in millions of dollars and shares except for share price follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	18.3	$33.31
Granted	2.0	88.82
Exercised	(4.1)	31.03
Expired or forfeited	(.1)	42.01
Outstanding at end of year	16.1	40.60	6.27	none
Exercisable at end of year	11.0	31.67	5.37	$75.6

*                 Weighted-averages

The weighted-average grant-date fair values of options granted during 2008, 2007 and 2006 were $27.90, $14.10 and $10.10, respectively. The total intrinsic values of options exercised during 2008, 2007 and 2006 were $226 million, $320 million and $236 million, respectively. During 2008, 2007 and 2006, cash received from stock option exercises was $109 million, $286 million and $328 million with tax benefits of $84 million, $119 million and $87 million, respectively.

The company’s nonvested restricted shares at October 31, 2008 and changes during 2008 in millions of dollars and shares follow:

		Grant-Date
	Shares	Fair Value*
Nonvested at beginning of year	1.2	$38.09
Granted	.2	88.11
Vested	(.6)	35.60
Nonvested at end of year	.8	50.34

*                 Weighted-averages

During 2008, 2007 and 2006 the total share-based compensation expense was $71 million, $82 million and $91 million with an income tax benefit recognized in net income of $26 million, $30 million and $34 million, respectively.  At October 31, 2008, there was $28 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total fair values of stock options and restricted shares vested during 2008, 2007 and 2006 were $74 million, $69 million and $63 million, respectively.

Prior to adoption of the new standard, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period according to the prior standard, FASB Statement No. 123, Accounting for Stock-Based Compensation, which included employees eligible to retire. Under the new standard, the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period in 2008, 2007 and 2006 was approximately $1 million, $12 million and $19 million pretax, $0.6 million, $8 million and $12 million after-tax (none, $.02 per share and $.03 per share, basic and diluted), respectively.

The company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2008, the company had 114.1 million shares in treasury stock and 143.4 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25.       EMPLOYEE INVESTMENT AND SAVINGS PLANS

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $126 million in 2008, $114 million in 2007 and $100 million in 2006.

26.       OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items under FASB Statement No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2006
Minimum pension liability adjustment	$34	$(13)	$21
Cumulative translation adjustment	73	7	80
Unrealized hedging gain and net gain on derivatives*		1	1
Unrealized loss on investments:
Holding loss	(5)	2	(3)
Reclassification of realized loss to net income	4	(2)	2
Net unrealized loss	(1)		(1)
Total other comprehensive income (loss)	$106	$(5)	$101

*                 Reclassification of realized gains or losses to net income were not material.

(continued)

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2007
Minimum pension liability adjustment	$104	$(38)	$66
Cumulative translation adjustment	325	4	329
Unrealized loss on derivatives:
Hedging loss	(16)	6	(10)
Reclassification of realized gain to net income	(6)	2	(4)
Net unrealized loss	(22)	8	(14)
Unrealized loss on investments:
Holding loss	(6)	2	(4)
Reclassification of realized loss to net income	4	(1)	3
Net unrealized loss	(2)	1	(1)
Total other comprehensive income (loss)	$405	$(25)	$380

2008
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(567)	$174	$(393)
Reclassification of actuarial losses and prior service cost to net income	142	(54)	88
Net unrealized loss	(425)	120	(305)
Cumulative translation adjustment	(401)	(5)	(406)
Unrealized loss on derivatives:
Hedging loss	(73)	24	(49)
Reclassification of realized loss to net income	24	(8)	16
Net unrealized loss	(49)	16	(33)
Unrealized loss on investments:
Holding loss	(38)	13	(25)
Reclassification of realized loss to net income	29	(10)	19
Net unrealized loss	(9)	3	(6)
Total other comprehensive income (loss)	$(884)	$134	$(750)

27.       FINANCIAL INSTRUMENTS

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$16,017	$15,588	$15,631	$15,474
Restricted financing receivables	$1,645	$1,640	$2,289	$2,284
Short-term secured borrowings*	$1,682	$1,648	$2,344	$2,356
Long-term borrowings:
Equipment Operations	$1,992	$1,895	$1,973	$2,172
Financial Services	11,907	11,112	9,825	9,897
Total	$13,899	$13,007	$11,798	$12,069

*                 See Note 18.

Fair Value Estimates

Fair values of the long-term financing receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

          Fair values of long-term borrowings and short-term secured borrowings were based on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings include adjustments related to fair value hedges.

Derivatives

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet (see Note 1). The total amounts of the company’s derivatives at October 31, 2008 and 2007 that were recorded in other assets at fair value were $417 million and $144 million, respectively. The total amounts recorded in accounts payable and accrued expenses at fair value for the same periods were $129 million and $62 million, respectively.

Interest Rate Swaps

The company enters into interest rate swap agreements primarily to more closely match the fixed or floating interest rates of the credit operations’ borrowings to those of the assets being funded. For interest rate swaps not designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value gains or losses from these swaps are recognized currently in interest expense, generally offsetting the interest expense on the borrowings being hedged.

          Certain interest rate swaps were designated as hedges of future cash flows from variable interest rate borrowings.  The effective portion of the fair value gains or losses on these cash flow hedges are recorded in other comprehensive income and subsequently reclassified into interest expense as payments are accrued and the swaps approach maturity. These amounts offset the effects of interest rate changes on the related borrowings. Gains or losses in other comprehensive income related to cash flow hedges that have been discontinued are amortized to interest expense over the remaining duration of the original forecasted transaction that will still occur. The total amount of loss recorded in other comprehensive income at October 31, 2008 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $12 million after-tax. These swaps mature in up to 31 months.

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

There were no components of cash flow or fair value hedges that were excluded from the assessment of effectiveness.  The cash flows from interest rate swaps are recorded in operating activities in the consolidated statement of cash flows.

Foreign Exchange Forward Contracts, Swaps and Options

The company has entered into foreign exchange forward contracts, swaps and options in order to manage the currency exposure of certain receivables, liabilities, intercompany loans and expected inventory purchases. These transactions are not designated as hedges under FASB Statement No. 133 and the fair value gains or losses from these foreign currency derivatives are recognized currently in cost of sales or other operating expenses, generally offsetting the foreign exchange gains or losses on the exposures being managed. The cash flows from foreign exchange forward contracts, swaps and options are recorded in operating activities in the consolidated statement of cash flows.

28.       SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

The company’s operations are organized and reported in four major business segments described as follows:

The agricultural equipment segment manufactures and distributes a full line of farm equipment and related service parts – including tractors; combine, cotton and sugarcane harvesters; tillage, seeding, nutrient management and soil preparation machinery; sprayers; hay and forage equipment; integrated agricultural management systems technology; and precision agricultural irrigation equipment and supplies.

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

Certain operations do not meet the materiality threshold of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and have been grouped together as “Other.” Due to the sale of the health care operations in 2006 (see Note 2), the health care operations were reclassified from “Other” to discontinued operations for 2006. The remaining “Other” category consists of certain miscellaneous service operations.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2008, 2007 and 2006 were as follows: agricultural equipment net sales of $60 million, $104 million and $138 million, construction and forestry net sales of $8 million, $9 million and $10 million, and credit revenues of $257 million, $276 million and $216 million, respectively.

GEOGRAPHIC AREAS	2008	2007	2006
Net sales and revenues
Unaffiliated customers:
Agricultural equipment net sales	$16,572	$12,121	$10,232
Commercial and consumer equipment net sales	4,413	4,333	3,877
Construction and forestry net sales	4,818	5,035	5,775
Total net sales	25,803	21,489	19,884
Credit revenues	2,190	2,094	1,819
Other revenues*	445	499	445
Total	$28,438	$24,082	$22,148

*                 Other revenues are primarily the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 30, net of certain intercompany eliminations.

(continued)

GEOGRAPHIC AREAS	2008	2007	2006
Operating profit
Agricultural equipment	$2,224	$1,443	$882
Commercial and consumer equipment	237	304	221
Construction and forestry	466	571	802
Credit*	478	548	520
Other	15	5	1
Total operating profit	3,420	2,871	2,426
Interest income	87	103	75
Investment income	10	75	83
Interest expense	(184)	(181)	(193)
Foreign exchange gain (loss) from equipment operations’ financing activities	(13)	3	12
Corporate expenses – net	(156)	(166)	(208)
Income taxes	(1,111)	(883)	(742)
Total	(1,367)	(1,049)	(973)
Income from continuing operations	2,053	1,822	1,453
Income from discontinued operations			241
Net income	$2,053	$1,822	$1,694

*                 Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agricultural equipment	$11	$10	$7
Commercial and consumer equipment	6	6	6
Construction and forestry	3	4	4
Credit	1,753	1,758	1,570
Corporate	87	103	75
Intercompany	(288)	(293)	(295)
Total	$1,572	$1,588	$1,367

*                 Does not include finance rental income for equipment on operating leases.

Interest expense
Agricultural equipment	$149	$152	$142
Commercial and consumer equipment	49	56	57
Construction and forestry	34	39	44
Credit	1,009	1,017	876
Corporate	184	181	193
Intercompany	(288)	(294)	(295)
Total	$1,137	$1,151	$1,017

Depreciation* and amortization expense
Agricultural equipment	$323	$274	$255
Commercial and consumer equipment	80	80	82
Construction and forestry	81	75	70
Credit	347	315	284
Total	$831	$744	$691

*                 Includes depreciation for equipment on operating leases.

GEOGRAPHIC AREAS	2008	2007	2006
Equity in income of unconsolidated affiliates
Agricultural equipment	$15	$12	$10
Commercial and consumer equipment	2	1	1
Construction and forestry	22	16	10
Credit	1
Total	$40	$29	$21

Identifiable operating assets
Agricultural equipment	$5,316	$4,227	$3,342
Commercial and consumer equipment	1,725	1,689	1,383
Construction and forestry	2,356	2,334	2,386
Credit	24,866	23,518	21,316
Other	259	193	157
Corporate*	4,213	6,615	6,136
Total	$38,735	$38,576	$34,720

*                 Corporate assets are primarily the Equipment Operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 30, net of certain intercompany eliminations.

Capital additions
Agricultural equipment	$620	$386	$354
Commercial and consumer equipment	60	85	43
Construction and forestry	108	118	92
Credit	359	475	292
Total	$1,147	$1,064	$781

Investment in unconsolidated affiliates
Agricultural equipment	$39	$36	$31
Commercial and consumer equipment	9	5	4
Construction and forestry	171	104	84
Credit	5	5	5
Total	$224	$150	$124

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2008	2007	2006
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (88%)*	$15,068	$13,829	$13,851
Financial Services revenues (83%)*	1,997	1,925	1,655
Total	17,065	15,754	15,506
Outside U.S. and Canada:
Equipment Operations net sales	10,735	7,660	6,033
Financial Services revenues	273	234	216
Total	11,008	7,894	6,249
Other revenues	365	434	393
Total	$28,438	$24,082	$22,148

*               The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2008, 2007 and 2006.

(continued)

GEOGRAPHIC AREAS	2008	2007	2006
Operating profit
U.S. and Canada:
Equipment Operations	$1,831	$1,539	$1,445
Financial Services	418	486	470
Total	2,249	2,025	1,915
Outside U.S. and Canada:
Equipment Operations	1,096	779	460
Financial Services	75	67	51
Total	1,171	846	511
Total	$3,420	$2,871	$2,426

Property and equipment
U.S.	$2,831	$2,283	$1,730
Germany	360	381	320
Other countries	937	870	714
Total	$4,128	$3,534	$2,764

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008 Market price
High	$94.69	$93.35	$90.19	$73.47
Low	$70.76	$79.15	$64.01	$29.89
2007 Market price
High	$50.70	$58.25	$66.98	$78.65
Low	$41.63	$49.00	$53.76	$56.96

At October 31, 2008, there were 27,803 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April, July and October. Such information is shown in millions of dollars except for per share amounts.

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
2008*
Net sales and revenues	$5,201		$8,097	$7,739	$7,401
Net sales	4,531		7,469	7,070	6,734
Gross profit	1,169		1,960	1,648	1,452
Income before income taxes	531		1,163	869	561
Net income	369		764	575	345
Net income per share – basic	.84		1.76	1.34	.81
Net income per share – diluted	.83		1.74	1.32	.81
Dividends declared per share	.25		.25	.28	.28
Dividends paid per share	.25		.25	.25	.28
2007*
Net sales and revenues	$4,425		$6,882	$6,634	$6,141
Net sales	3,815		6,266	5,985	5,423
Gross profit	865		1,560	1,442	1,369
Income before income taxes	366		889	802	619
Net income	239		624	537	422
Net income per share – basic	.53		1.38	1.20	.96
Net income per share – diluted	.52		1.36	1.18	.94
Dividends declared per share	.22		.22	.22	.25
Dividends paid per share	.19	½	.22	.22	.22

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*   See Note 3 for “Special Items.”

Dividend and Other Events

A quarterly dividend of $.28 per share was declared at the Board of Directors meeting on December 10, 2008, payable on February 2, 2009 to stockholders of record on December 31, 2008.

On December 4, 2008, Capital Corporation and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the FDIC’s Temporary Liquidity Guarantee Program (TLGP). Under the terms of the TLGP, the FDIC guarantees certain senior unsecured debt, including term debt with maturities on or before June 30, 2012 and certain commercial paper, issued from October 13, 2008 through and including June 30, 2009.

On December 16, 2008, Capital Corporation entered into an agreement to issue $2 billion of fixed-rate medium-term notes due 2012 at a rate of 2.875%.  These notes are guaranteed by the FDIC under the TLGP.

30. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2008, 2007 and 2006
(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2008	2007	2006	2008	2007	2006
Net Sales and Revenues
Net sales	$25,803.5	$21,489.1	$19,884.0
Finance and interest income	106.7	123.4	92.2	$2,249.7	$2,225.2	$1,980.3
Other income	366.9	403.7	383.9	282.3	214.3	163.6
Total	26,277.1	22,016.2	20,360.1	2,532.0	2,439.5	2,143.9

Costs and Expenses
Cost of sales	19,576.2	16,254.0	15,362.0
Research and development expenses	943.1	816.8	725.8
Selling, administrative and general expenses	2,517.0	2,237.0	1,942.1	451.9	390.8	384.3
Interest expense	183.9	181.2	193.4	1,008.8	1,017.3	876.1
Interest compensation to Financial Services	232.4	246.4	243.7
Other operating expenses	192.7	157.8	239.9	579.3	478.8	362.9
Total	23,645.3	19,893.2	18,706.9	2,040.0	1,886.9	1,623.3

Income of Consolidated Group before Income Taxes	2,631.8	2,123.0	1,653.2	492.0	552.6	520.6
Provision for income taxes	955.6	693.8	564.4	155.6	189.3	177.3
Income of Consolidated Group	1,676.2	1,429.2	1,088.8	336.4	363.3	343.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	327.5	360.8	342.8	1.0	.4	.4
Other	49.1	31.7	21.6
Total	376.6	392.5	364.4	1.0	.4	.4
Income from Continuing Operations	2,052.8	1,821.7	1,453.2	337.4	363.7	343.7
Income from Discontinued Operations			240.6			240.6
Net Income	$2,052.8	$1,821.7	$1,693.8	$337.4	$363.7	$584.3

*	Deere & Company with Financial Services on the equity basis except for the health care operations reported on a discontinued basis

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

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2008 and 2007

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2008	2007	2008	2007
ASSETS
Cash and cash equivalents	$1,034.6	$2,019.6	$1,176.8	$259.1
Marketable securities	799.2	1,468.2	178.3	155.1
Receivables from unconsolidated subsidiaries and affiliates	976.2	437.0		.2
Trade accounts and notes receivable - net	1,013.8	1,028.8	2,664.6	2,475.9
Financing receivables - net	10.4	11.0	16,006.6	15,620.2
Restricted financing receivables - net			1,644.8	2,289.0
Other receivables	599.3	524.0	67.7	74.2
Equipment on operating leases - net			1,638.6	1,705.3
Inventories	3,041.8	2,337.3
Property and equipment - net	2,991.1	2,721.4	1,136.6	812.6
Investments in unconsolidated subsidiaries and affiliates	2,811.4	2,643.4	5.5	5.1
Goodwill	1,224.6	1,234.3
Other intangible assets - net	161.4	131.0
Retirement benefits	1,101.6	1,967.6	5.4	9.0
Deferred income taxes	1,479.4	1,418.5	80.2	46.1
Other assets	456.7	347.6	519.6	259.3
Total Assets	$17,701.5	$18,289.7	$25,124.7	$23,711.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$217.9	$129.8	$8,302.7	$9,839.7
Payables to unconsolidated subsidiaries and affiliates	169.2	136.5	931.5	407.4
Accounts payable and accrued expenses	5,675.8	5,126.8	1,165.2	957.9
Deferred income taxes	99.8	99.8	191.0	148.8
Long-term borrowings	1,991.5	1,973.2	11,906.9	9,825.0
Retirement benefits and other liabilities	3,014.6	3,667.8	34.8	33.1
Total liabilities	11,168.8	11,133.9	22,532.1	21,211.9

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2008 and 2007), at paid-in amount	2,934.0	2,777.0	1,617.1	1,122.4
Common stock in treasury, 114,134,933 shares in 2008 and 96,795,090 shares in 2007, at cost	(5,594.6)	(4,015.4)
Retained earnings	10,580.6	9,031.7	979.3	1,228.8
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(1,418.4)	(1,113.1)
Cumulative translation adjustment	73.4	479.4	39.2	153.6
Unrealized loss on derivatives	(40.1)	(7.6)	(40.1)	(7.7)
Unrealized gain (loss) on investments	(2.2)	3.8	(2.9)	2.1
Accumulated other comprehensive income (loss)	(1,387.3)	(637.5)	(3.8)	148.0
Total stockholders’ equity	6,532.7	7,155.8	2,592.6	2,499.2
Total Liabilities and Stockholders’ Equity	$17,701.5	$18,289.7	$25,124.7	$23,711.1

*	Deere & Company with Financial Services on the equity basis.

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

30. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2008, 2007 and 2006

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2008	2007	2006	2008	2007	2006
Cash Flows from Operating Activities
Net income	$2,052.8	$1,821.7	$1,693.8	$337.4	$363.7	$584.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	10.6	7.5	14.6	84.7	63.5	51.4
Provision for depreciation and amortization	483.9	429.2	406.8	414.3	374.6	323.2
Gain on the sale of a business			(356.0)			(356.0)
Undistributed earnings of unconsolidated subsidiaries and affiliates	210.3	207.7	(273.7)	(1.1)	(.3)	(.3)
Provision (credit) for deferred income taxes	51.8	39.1	19.1	37.9	(43.3)	(3.4)
Changes in assets and liabilities:
Receivables	(47.6)	(38.8)	(108.4)	1.4	(17.0)	(20.6)
Inventories	(888.9)	(87.9)	211.8
Accounts payable and accrued expenses	540.9	329.8	83.8	155.8	104.0	128.7
Accrued income taxes payable/receivable	72.4	(5.1)	45.1	20.4	15.6	(15.4)
Retirement benefits	(139.8)	(172.1)	(395.1)	6.7	9.0	(4.9)
Other	18.7	157.6	(30.5)	(117.7)	(18.8)	105.2
Net cash provided by operating activities	2,365.1	2,688.7	1,311.3	939.8	851.0	792.2
Cash Flows from Investing Activities
Collections of receivables				35,284.9	30,178.1	29,067.2
Proceeds from sales of financing receivables				88.8	229.9	139.6
Proceeds from maturities and sales of marketable securities	1,685.9	2,453.5	2,901.6	52.6	5.0	104.4
Proceeds from sales of equipment on operating leases				465.7	355.2	310.9
Proceeds from sales of businesses, net of cash sold	42.0	77.2	440.1
Cost of receivables acquired				(36,357.0)	(31,195.0)	(30,907.0)
Purchases of marketable securities	(1,059.0)	(2,200.8)	(2,447.3)	(82.4)	(50.8)	(118.3)
Purchases of property and equipment	(772.9)	(557.3)	(493.1)	(339.4)	(465.2)	(272.9)
Cost of equipment on operating leases acquired				(910.2)	(825.6)	(808.9)
Increase in investment in Financial Services	(494.7)	(108.3)	(40.8)
Acquisitions of businesses, net of cash acquired	(252.3)	(189.3)	(55.7)
Other	(28.5)	11.1	73.2	(34.9)	48.6	(106.3)
Net cash provided by (used for) investing activities	(879.5)	(513.9)	378.0	(1,831.9)	(1,719.8)	(2,591.3)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	77.5	(208.0)	(140.6)	(490.5)	307.5	1,349.3
Change in intercompany receivables/payables	(568.8)	67.6	(184.4)	568.8	(67.6)	4.7
Proceeds from long-term borrowings				6,320.2	4,283.8	3,140.2
Payments of long-term borrowings	(20.1)	(7.8)	(782.7)	(4,565.3)	(3,128.7)	(2,737.8)
Proceeds from issuance of common stock	108.9	285.7	327.6
Repurchases of common stock	(1,677.6)	(1,517.8)	(1,299.3)
Capital investment from Equipment Operations				494.7	108.3	40.8
Dividends paid	(448.1)	(386.7)	(348.4)	(565.3)	(588.1)	(106.7)
Excess tax benefits from share-based compensation	72.5	102.2	85.6
Other	.1	3.7	(10.6)	(26.2)	(14.9)
Net cash provided by (used for) financing activities	(2,455.6)	(1,661.1)	(2,352.8)	1,736.4	900.3	1,690.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15.0)	29.2	16.6	73.4	16.8	5.2
Net Increase (Decrease) in Cash and Cash Equivalents	(985.0)	542.9	(646.9)	917.7	48.3	(103.4)
Cash and Cash Equivalents at Beginning of Year	2,019.6	1,476.7	2,123.6	259.1	210.8	314.2
Cash and Cash Equivalents at End of Year	$1,034.6	$2,019.6	$1,476.7	$1,176.8	$259.1	$210.8

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect Deere & Company with Financial Services on the Equity Basis. The supplemental “Financial Services” data represent primarily Deere & Company’s credit and health care operations, which were disposed of in 2006. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2008	2007		2006	2005		2004	2003	2002	2001	2000	1999
Net sales and revenues	$28,438	$24,082		$22,148	$21,191		$19,204	$14,856	$13,296	$12,694	$12,650	$11,289
Net sales	25,804	21,489		19,884	19,401		17,673	13,349	11,703	11,077	11,169	9,701
Finance and interest income	2,068	2,055		1,777	1,440		1,196	1,276	1,339	1,445	1,321	1,104
Research and development expenses	943	817		726	677		612	577	528	590	542	458
Selling, administrative and general expenses	2,960	2,621		2,324	2,086		1,984	1,623	1,546	1,609	1,407	1,265
Interest expense	1,137	1,151		1,018	761		592	629	637	766	677	557
Income (loss) from continuing operations	2,053	1,822		1,453	1,414		1,398	620	296	(83)	470	227
Net income (loss)	2,053	1,822		1,694	1,447		1,406	643	319	(64)	486	239
Return on net sales	8.0%	8.5%		8.5%	7.5%		8.0%	4.8%	2.7%	(.6)%	4.3%	2.5%
Return on beginning stockholders’ equity	28.7%	24.3%		24.7%	22.6%		35.1%	20.3%	8.0%	(1.5)%	11.9%	5.9%

Income (loss) per share from continuing operations – basic	$4.76	$4.05		$3.11	$2.90		$2.82	$1.29	$.62	$(.18)	$1.01	$.48
– diluted	4.70	4.00		3.08	2.87		2.76	1.27	.61	(.18)	1.00	.48
Net income (loss) per share – basic	4.76	4.05		3.63	2.97		2.84	1.34	.67	(.14)	1.04	.51
– diluted	4.70	4.00		3.59	2.94		2.78	1.32	.66	(.14)	1.03	.51
Dividends declared per share	1.06	.91		.78	.60	1/2	.53	.44	.44	.44	.44	.44
Dividends paid per share	1.03	.85	1/2	.74	.59		.50	.44	.44	.44	.44	.44
Average number of common shares outstanding (in millions) – basic	431.1	449.3		466.8	486.6		494.5	480.4	476.4	470.0	468.6	465.7
– diluted	436.3	455.0		471.6	492.9		506.2	486.7	481.8	473.5	472.0	468.8

Total assets	$38,735	$38,576		$34,720	$33,637		$28,754	$26,258	$23,768	$22,663	$20,469	$17,578
Trade accounts and notes receivable – net	3,235	3,055		3,038	3,118		3,207	2,619	2,734	2,923	3,169	3,251
Financing receivables – net	16,017	15,631		14,004	12,869		11,233	9,974	9,068	9,199	8,276	6,743
Restricted financing receivables – net	1,645	2,289		2,371	1,458
Equipment on operating leases – net	1,639	1,705		1,494	1,336		1,297	1,382	1,609	1,939	1,954	1,655
Inventories	3,042	2,337		1,957	2,135		1,999	1,366	1,372	1,506	1,553	1,294
Property and equipment – net	4,128	3,534		2,764	2,343		2,138	2,064	1,985	2,037	1,893	1,759
Short-term borrowings:
Equipment Operations	218	130		282	678		312	577	398	773	928	642
Financial Services	8,303	9,839		7,839	6,206		3,146	3,770	4,039	5,425	4,831	3,846
Total	8,521	9,969		8,121	6,884		3,458	4,347	4,437	6,198	5,759	4,488
Long-term borrowings:
Equipment Operations	1,992	1,973		1,969	2,423		2,728	2,727	2,989	2,210	1,718	1,036
Financial Services	11,907	9,825		9,615	9,316		8,362	7,677	5,961	4,351	3,046	2,770
Total	13,899	11,798		11,584	11,739		11,090	10,404	8,950	6,561	4,764	3,806
Total stockholders’ equity	6,533	7,156		7,491	6,852		6,393	4,002	3,163	3,992	4,302	4,094

Book value per share	$15.47	$16.28		$16.48	$14.46		$12.95	$8.22	$6.62	$8.41	$9.17	$8.76
Capital expenditures	$1,117	$1,025		$774	$512		$364	$313	$358	$495	$419	$308
Number of employees (at year end)	56,653	52,022		46,549	47,423		46,465	43,221	43,051	45,069	43,670	38,726

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related statements of consolidated income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended October 31, 2008.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), which changed its method of accounting for pension and other postretirement benefits as of October 31, 2007.

Deloitte & Touche LLP

Chicago, Illinois

December 18, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ R. W. Lane
R. W. Lane
Chairman and Chief Executive Officer

Date:  December 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Robert W. Lane, Michael J. Mack, Jr. and Gregory R. Noe, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

)
/s/ Crandall C. Bowles	Director	)
Crandall. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ T. Kevin Dunnigan	Director	)	December 18, 2008
T. Kevin Dunnigan		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
Dipak C. Jain	Director	)
Dipak C. Jain		)

Signature	Title		Date

)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Arthur K. Kelly	Director	)
Arthur L. Kelly		)
)
)
/s/ R. W. Lane	Chairman, Director and	)
R. W. Lane	Chief Executive Officer	)
)
)
/s/ M. J. Mack, Jr.	Senior Vice President,	)
M. J. Mack, Jr.	Chief Financial Officer and	)
	Chief Accounting Officer	)
)
)
/s/ Antonio Madero B.	Director	)	December 18, 2008
Antonio Madero B.		)
)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ David B. Speer	Director	)
David B. Speer		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2008, 2007 and 2006

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2008
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$58,280	$10,475	Bad debt recoveries	$987	Trade receivable write-offs	$15,370	$50,527
					Other (primarily translation)	3,845

Financial Services
Trade receivable allowances	6,067	226	Other	81	Trade receivable write-offs	628	5,746
Financing receivable allowances	171,997	82,891			Financing receivable write-offs	70,586	169,637
					Other (primarily translation)	14,665
Consolidated receivable allowances	$236,344	$93,592		$1,068		$105,094	$225,910

YEAR ENDED OCTOBER 31, 2007
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$55,820	$7,565	Bad debt recoveries	$143	Trade receivable write-offs	$5,248	$58,280

Financial Services
Trade receivable allowances	5,880	1,711	Other	66	Trade receivable write-offs	1,590	6,067
Financing receivable allowances	155,363	61,681	Other (translation)	13,846	Financing receivable write-offs	58,893	171,997
Consolidated receivable allowances	$217,063	$70,957		$14,055		$65,731	$236,344

YEAR ENDED OCTOBER 31, 2006
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$48,219	$14,493	Bad debt recoveries	$499	Trade receivable write-offs	$7,391	$55,820

Financial Services
Trade receivable allowances	5,771	939	Other	174	Trade receivable write-offs	1,004	5,880
Financing receivable allowances	140,333	50,554	Other (translation)	3,299	Financing receivable write-offs	38,823	155,363
Consolidated receivable allowances	$194,323	$65,986		$3,972		$47,218	$217,063

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated December 4, 2006, Securities and Exchange Commission File Number 1-4121*)

4.1

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 14, 2006 (Exhibit 4.1 to form 10-Q of registrant for the quarter ended January 31, 2006, Securities and Exchange Commission File Number 1-4121*)

4.2	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.3

Terms and Conditions of the Notes, published on May 31, 2002, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Credit Limited (Exhibit 4.5 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.6	Deere & Company Voluntary Deferred Compensation Plan, (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.7	John Deere Short-Term Incentive Bonus Plan (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2007*)

10.8	John Deere Mid-Term Incentive Plan (Exhibit 10.8 to Form 10-K of registrant for the year ended October 31, 2007*)

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999,

Securities and Exchange Commission File Number 1-4121*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 10 to Form 8-K of registrant dated February 22, 2006*)

10.11	Form of John Deere Nonqualified Stock Option Grant (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2004*)

10.12	Form of John Deere Restricted Stock Unit Grant for Employees

10.13	Form of John Deere Restricted Stock Unit Grant for Directors

10.14	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004*)

10.15	John Deere Defined Contribution Restoration Plan as amended December 2007 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.16	John Deere Supplemental Pension Benefit Plan, as amended December 2007 (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.17	John Deere Senior Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.18	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.19	Nonemployee Director Stock Ownership Plan

10.20	Deere & Company Nonemployee Director Deferred Compensation Plan (Exhibit 10.6 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.21	Form of Change in Control Agreement between registrant and the executive officers (Exhibit 10.8 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.22	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.23

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

10.25

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

10.27	Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005*)

10.28

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005*)

10.29	Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005*)

12.	Computation of ratio of earnings to fixed charges

13.	Not applicable

14.	Not applicable

16.	Not applicable

18.	Not applicable

21.	Subsidiaries

22.	Not applicable

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

*    Incorporated by reference. Copies of these exhibits are available from the Company upon request.