Form 10-Q
period 2009-01-31
DEERE & CO
filed 2009-02-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes   ☐ No   ☒

At January 31, 2009, 422,672,599 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2009 and 2008
(In millions of dollars and shares except per share amounts) Unaudited

	2009	2008

Net Sales and Revenues
Net sales	$4,560.2	$4,530.6
Finance and interest income	466.6	527.9
Other income	119.1	142.5
Total	5,145.9	5,201.0

Costs and Expenses
Cost of sales	3,542.5	3,361.8
Research and development expenses	219.4	204.3
Selling, administrative and general expenses	638.9	652.8
Interest expense	274.5	295.1
Other operating expenses	196.9	155.5
Total	4,872.2	4,669.5

Income of Consolidated Group before Income Taxes	273.7	531.5
Provision for income taxes	73.5	170.0
Income of Consolidated Group	200.2	361.5
Equity in income of unconsolidated affiliates	3.7	7.6
Net Income	$203.9	$369.1

Per Share Data
Net income - basic	$.48	$.84
Net income - diluted	$.48	$.83

Average Shares Outstanding
Basic	422.5	437.7
Diluted	423.7	444.2

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31	October 31	January 31
	2009	2008	2008
Assets
Cash and cash equivalents	$5,004.1	$2,211.4	$1,496.3
Marketable securities	230.5	977.4	1,153.6
Receivables from unconsolidated affiliates	45.3	44.7	39.2
Trade accounts and notes receivable - net	3,475.4	3,234.6	3,199.3
Financing receivables - net	13,379.3	16,017.0	15,233.1
Restricted financing receivables - net	3,268.9	1,644.8	1,960.6
Other receivables	688.8	664.9	648.7
Equipment on operating leases - net	1,543.7	1,638.6	1,628.4
Inventories	3,836.6	3,041.8	3,288.8
Property and equipment - net	4,149.4	4,127.7	3,651.7
Investments in unconsolidated affiliates	213.7	224.4	157.1
Goodwill	1,241.0	1,224.6	1,248.3
Other intangible assets - net	152.0	161.4	131.2
Retirement benefits	1,131.8	1,106.0	2,016.5
Deferred income taxes	1,419.9	1,440.6	1,451.4
Other assets	1,559.2	974.7	911.1
Total Assets	$41,339.6	$38,734.6	$38,215.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,333.2	$8,520.5	$9,461.6
Payables to unconsolidated affiliates	118.6	169.2	174.4
Accounts payable and accrued expenses	5,524.5	6,393.6	5,519.3
Deferred income taxes	166.2	171.8	188.4
Long-term borrowings	16,574.7	13,898.5	12,344.4
Retirement benefits and other liabilities	3,067.5	3,048.3	3,488.8
Total liabilities	34,784.7	32,201.9	31,176.9

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at January 31, 2009 - 536,431,204)	2,968.2	2,934.0	2,882.4
Common stock in treasury	(5,582.7)	(5,594.6)	(4,449.4)
Retained earnings	10,666.1	10,580.6	9,243.4
Accumulated other comprehensive income (loss)	(1,496.7)	(1,387.3)	(638.0)
Stockholders’ equity	6,554.9	6,532.7	7,038.4
Total Liabilities and Stockholders’ Equity	$41,339.6	$38,734.6	$38,215.3

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2009 and 2008
(In millions of dollars) Unaudited

	2009	2008

Cash Flows from Operating Activities
Net income	$203.9	$369.1
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	40.0	17.4
Provision for depreciation and amortization	216.9	199.7
Share-based compensation expense	45.7	45.5
Undistributed earnings of unconsolidated affiliates	(3.9)	(5.8)
Provision (credit) for deferred income taxes	29.9	(20.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(283.0)	53.0
Inventories	(874.0)	(1,013.0)
Accounts payable and accrued expenses	(882.4)	(378.8)
Accrued income taxes payable/receivable	(12.9)	183.1
Retirement benefits	6.7	(195.2)
Other	(102.4)	(79.8)
Net cash used for operating activities	(1,615.5)	(825.0)
Cash Flows from Investing Activities
Collections of receivables	3,381.2	3,118.3
Proceeds from sales of financing receivables	5.7	6.6
Proceeds from maturities and sales of marketable securities	764.4	692.8
Proceeds from sales of equipment on operating leases	117.9	125.2
Proceeds from sales of businesses, net of cash sold		18.4
Cost of receivables acquired	(2,613.8)	(2,723.8)
Purchases of marketable securities	(7.9)	(220.4)
Purchases of property and equipment	(262.1)	(233.1)
Cost of equipment on operating leases acquired	(74.6)	(79.2)
Acquisitions of businesses, net of cash acquired	(40.9)	(34.0)
Other	1.9	(14.0)
Net cash provided by investing activities	1,271.8	656.8

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,157.1	(116.2)
Proceeds from long-term borrowings	2,842.2	1,037.7
Payments of long-term borrowings	(653.1)	(1,039.9)
Proceeds from issuance of common stock	3.1	68.7
Repurchases of common stock	(3.2)	(481.5)
Dividends paid	(118.2)	(110.4)
Excess tax benefits from share-based compensation	.5	35.1
Other	(96.0)	(1.2)
Net cash provided by (used for) financing activities	3,132.4	(607.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.0	(6.4)

Net Increase (Decrease) in Cash and Cash Equivalents	2,792.7	(782.3)
Cash and Cash Equivalents at Beginning of Period	2,211.4	2,278.6
Cash and Cash Equivalents at End of Period	$5,004.1	$1,496.3

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

Certain items previously reported in specific financial statement captions in the first quarter of 2008 have been reclassified to conform to the year end 2008 and first quarter of 2009 financial statement presentation.  In particular, “Accrued taxes” previously presented separately has been combined with “Accounts payable and accrued expenses” on the consolidated balance sheet.

Cash Flow Information

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $34 million and $57 million in the first three months of 2009 and 2008, respectively.  The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $118 million and $83 million at January 31, 2009 and 2008, respectively.

Variable Interest Entities

The Company is the primary beneficiary and consolidates a supplier that is a variable interest entity (VIE).  The Company would absorb more than a majority of the VIE’s expected losses based on a cost sharing supply contract.  No additional support beyond what was previously contractually required has been provided during the first quarter of 2009.  The VIE produces blended fertilizer and other lawn care products for the commercial and consumer equipment segment.  The assets of the VIE that were consolidated, less the intercompany receivables of $26 million eliminated in consolidation, totaled $88 million and consisted of $79 million of inventory, $6 million of property and equipment and $3 million of other assets.  The liabilities of the VIE totaled $126 million and consisted of $101 million of accounts payable and accrued expenses and $25 million of short-term borrowings.  The VIE is financed through its own accounts payable and short-term borrowings.  The assets of the VIE can only be used to settle the obligations of the VIE.  The creditors of the VIE do not have recourse to the general credit of the Company.  See Note 6 for VIEs related to securitization of financing receivables.

(2)         The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services - Includes the Company’s credit and certain miscellaneous service operations.

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)         An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended January 31
	2009	2008

Balance, beginning of period	$10,580.6	$9,031.7
Net income	203.9	369.1
Dividends declared	(118.3)	(109.3)
Adoption of FIN No. 48 *		(48.0)
Other	(.1)	(.1)
Balance, end of period	$10,666.1	$9,243.4

*                  Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes

(4)         Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2009	October 31 2008	January 31 2008
Raw materials and supplies	$1,346	$1,170	$1,052
Work-in-process	581	519	543
Finished goods and parts	3,242	2,677	2,941
Total FIFO value	5,169	4,366	4,536
Less adjustment to LIFO basis	1,332	1,324	1,247
Inventories	$3,837	$3,042	$3,289

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $225 million and $231 million at January 31, 2009 and 2008, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2009	2008

Balance, beginning of period	$814	$774
Payments	(124)	(125)
Amortization of premiums received	(26)	(19)
Accruals for warranties	117	117
Premiums received	23	27
Foreign exchange	(3)	4
Balance, end of period	$801	$778

At January 31, 2009, the Company had approximately $150 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2009, the Company had an accrued liability of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2009 was approximately six years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums.  At January 31, 2009, the maximum exposure for uncollected premiums was approximately $17 million.  Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies.  The reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $20 million at January 31, 2009.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result, at January 31, 2009, the credit operations’ accrued liability under the Agreements was not material.

At January 31, 2009, the Company had commitments of approximately $366 million for the construction and acquisition of property and equipment.  Also, at January 31, 2009, the Company had pledged or restricted assets of $189 million, primarily as collateral for borrowings.  See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at January 31, 2009, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2009.

(6)         Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and are, therefore, accounted for as secured borrowings.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities.  Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  No additional support to these SPEs beyond what was previously contractually required has been provided during the first quarter of 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,517 million, $1,303 million and $1,325 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,518 million, $1,287 million and $1,352 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both.  This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $1,835 million, $398 million and $680 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $1,778 million, $398 million and $701 million at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2009

Carrying value of liabilities	$1,778
Maximum exposure to loss	1,835

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $46 billion at January 31, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2009	October 31 2008	January 31 2008
Restricted financing receivables (retail notes)	$3,281	$1,656	$1,972
Allowance for credit losses	(12)	(11)	(11)
Other assets	83	56	44
Total restricted securitized assets	$3,352	$1,701	$2,005

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2009	October 31 2008	January 31 2008

Short-term borrowings	$3,292	$1,682	$2,050
Accrued interest on borrowings	4	3	3
Total liabilities related to restricted securitized assets	$3,296	$1,685	$2,053

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2009, the maximum remaining term of all restricted receivables was approximately six years.

(7)         Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2009	2008
Dividends declared	$.28	$.25
Dividends paid	$.28	$.25

(8)         Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2009	2008	Change
Net sales and revenues:
Agricultural equipment *	$3,261	$2,758	+18
Commercial and consumer equipment	558	743	-25
Construction and forestry *	741	1,030	-28
Total net sales **	4,560	4,531	+1
Credit revenues *	474	550	-14
Other revenues	112	120	-7
Total net sales and revenues **	$5,146	$5,201	-1

Operating profit (loss): ***
Agricultural equipment	$348	$332	+5
Commercial and consumer equipment	(59)	8
Construction and forestry	18	117	-85
Credit	53	133	-60
Other	4	3	+33
Total operating profit **	364	593	-39
Interest, corporate expenses – net and income taxes	(160)	(224)	-29
Net income	$204	$369	-45

Identifiable assets:
Agricultural equipment	$5,947	$4,962	+20
Commercial and consumer equipment	1,801	1,865	-3
Construction and forestry	2,318	2,430	-5
Credit	26,748	23,309	+15
Other	271	210	+29
Corporate	4,255	5,439	-22
Total assets	$41,340	$38,215	+8

*	Additional intersegment sales and revenues

	Agricultural equipment sales	$12	$15	-20
	Construction and forestry sales	1	2	-50
	Credit revenues	68	63	-8

**	Includes equipment operations outside the U.S. and Canada as follows:

	Net sales	$1,817	$1,808
	Operating profit	79	210	-62

***

Operating profit (loss) is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses.  However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)         A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2009	2008

Net income	$203.9	$369.1
Average shares outstanding	422.5	437.7
Basic net income per share	$.48	$.84

Average shares outstanding	422.5	437.7
Effect of dilutive stock options	1.2	6.5
Total potential shares outstanding	423.7	444.2
Diluted net income per share	$.48	$.83

Out of the total stock options outstanding during the first quarter of 2009 and 2008, options to purchase 9.4 million shares and 2.0 million shares, respectively, were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for the exercise of these options would have caused an antidilutive effect on net income per share.

(10)    Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2009	2008
Net income	$203.9	$369.1

Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	10.5	30.5
Cumulative translation adjustment	(93.1)	(.7)
Unrealized gain on investments	5.6	3.2
Unrealized loss on derivatives	(32.4)	(33.5)

Comprehensive income	$94.5	$368.6

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

The worldwide components of net periodic pension cost (income) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2009	2008
Service cost	$29	$41
Interest cost	139	128
Expected return on plan assets	(184)	(186)
Amortization of actuarial loss	2	11
Amortization of prior service cost	7	7
Early-retirement benefits	2
Net cost (income)	$(5)	$1

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2009	2008

Service cost	$8	$14
Interest cost	83	81
Expected return on plan assets	(30)	(44)
Amortization of actuarial loss	10	23
Amortization of prior service credit	(3)	(4)
Early-retirement benefits	1
Net cost	$69	$70

During the first quarter of 2009, the Company contributed approximately $15 million to its pension plans and $34 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $66 million to its pension plans and $65 million to its other postretirement benefit plans during the remainder of fiscal year 2009.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(13)   In December 2008, the Company granted options to employees for the purchase of 4.6 million shares of common stock at an exercise price of $39.67 per share and a binomial lattice model fair value of $12.66 per share.  At January 31, 2009, options for 20.5 million shares were outstanding with a weighted-average exercise price of $40.45 per share.  The Company also granted .3 million of restricted stock units with a weighted-average fair value of $39.67 per share in the first quarter of 2009.  A total of 10.8 million shares remained available for the granting of future options and restricted stock.

(14) Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31, 2009
	Total	Level 1	Level 2
Marketable securities	$231	$35	$196

Other assets
Derivatives:
Interest rate contracts	746		746
Foreign exchange contracts	69		69
Cross-currency interest rate contracts	14		14
Total assets	$1,060	$35	$1,025

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$194		$194
Foreign exchange contracts	40		40
Cross-currency interest rate contracts	25		25
Total liabilities	$259		$259

Financial assets measured at fair value on a nonrecurring basis and the losses during the period in millions of dollars were as follows:

		Three Months Ended
	January 31, 2009	January 31, 2009
	Level 3	Losses
Financing receivables	$16	$5

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include significant other observable inputs such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs.  Level 3 measurements include significant unobservable inputs.

FASB Statement No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market and income approaches.  The Company utilizes valuation models and techniques that maximize the use of observable inputs.  The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures.  These valuation techniques are consistently applied.

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Investments Available for Sale — The majority of the Company’s investment portfolio consists of various debt securities such as U.S. government, agencies and agency mortgage-backed securities; and corporate and municipal bonds.  This portfolio of investments is primarily valued on a matrix pricing model in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Derivative Instruments — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps.  The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables — Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach for the underlying collateral.  The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

(15)           It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.  The Company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities.  The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

All derivatives are recorded at fair value on the balance sheet.  Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated.  All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy.  Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral if certain value or ratings thresholds are exceeded.  For some transactions the counterparty may request posting of full collateral if the Company’s debt rating were to fall below investment grade.  At January 31, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $829 million as of January 31, 2009.  The amount of collateral received at January 31, 2009 to offset this potential maximum loss was $50 million.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $167 million as of January 31, 2009.  None of the concentrations of risk with any individual counterparty was considered significant at January 31, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings.  The total notional amount of these receive-variable/pay-fixed interest rate contracts at January 31, 2009 was $3,694 million.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approach maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and no components were excluded from the assessment of effectiveness.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in other comprehensive income at January 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $16 million after-tax.  These contracts mature in up to 28 months.  There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amount of these receive-fixed/pay-variable interest rate contracts at January 31, 2009 was $5,450 million.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense and no components were excluded from the assessment of effectiveness.  The ineffective portions totaled $5 million gain in the first quarter of 2009.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

	Gains or (Losses)	Gains or (Losses)
Classification	On Swaps	On Borrowings

Interest expense (millions)	$345	$(397)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amount of the interest rate swaps was $1,720 million, the foreign exchange contracts was $2,063 million and the cross-currency interest rate contracts was $848 million at January 31, 2009.  There were also $1,862 million of interest rate caps purchased and $1,862 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at January 31, 2009.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 31, 2009
		Accounts
		Payable
		and
	Other	Accrued
	Assets	Expenses
Designated as hedging instruments:
Interest rate contracts	$672	$122

Not designated as hedging instruments:
Interest rate contracts	74	72
Foreign exchange contracts	69	40
Cross-currency interest rate contracts	14	25
Total not designated	157	137

Total derivatives	$829	$259

The effects of derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

		Three
		Months
		Ended
	Classification of	January 31,
	Gains (Losses)	2009
Fair Value Hedges:
Interest rate contracts	Interest expense	$345

Cash Flow Hedges:
Total Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	$(50)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	$(8)

Recognized Directly in Income
(Ineffective Portion) *:
Interest rate contracts	Interest expense	*

Not Designated as Hedges:
Interest rate contracts	Interest expense	$(12)
Foreign exchange contracts	Cost of sales	46
Foreign exchange contracts	Other operating expenses	55
Total		$89

*  No gains or losses were excluded from effectiveness testing.

The amount is less than $.1 million.

(16)           In September 2008, the Company announced it will close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Horicon, Wisconsin, U.S. and Monterrey and Saltillo, Mexico.  The Welland factory manufactures utility vehicles and attachments for the agricultural equipment and commercial and consumer equipment businesses.  The move supports ongoing efforts aimed at improved efficiency and profitability.  The plant is scheduled to close by the end of 2009.

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

		First
		Quarter
	2008	2009	Remainder	Total
Pension and other postretirement benefits	$10	$3	$37	$50
Property and equipment impairments	21			21
Employee termination benefits	18	7		25
Other expenses		1	10	11
Total	$49	$11	$47	$107

The total expenses will be approximately $64 million for the agricultural equipment segment and $43 million for the commercial and consumer equipment segment.  In 2008 and the first quarter of 2009, these expenses were $29 million and $7 million for the agricultural equipment segment and $20 million and $4 million for the commercial and consumer equipment segment, respectively.  The total pretax cash expenditures associated with this closure will be approximately $50 million.  The annual pretax increase in earnings and cash flows in the future due to this restructuring is estimated to be approximately $40 million.

The accrual for employee termination benefits was $18 million during 2008 and $7 million in the first quarter of 2009.  Due to a decrease of $1 million from the foreign currency translation adjustment, the remaining liability was $24 million at January 31, 2009.

(17)           New accounting standards adopted in the first quarter of 2009 were as follows:

In the first quarter of 2009, the Company adopted FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities recognized or disclosed at fair value (see Note 14).  This Statement defines fair value and expands disclosures about fair value measurements.  These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to measure most financial instruments at fair value if desired.  It may be applied on a contract by contract basis and is irrevocable once applied to those contracts.  The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items.  After election of this option, changes in fair value are reported in earnings.  The items measured at fair value must be shown separately on the balance sheet.  The cumulative effect of adoption would be reported as an adjustment to beginning retained earnings.  The Company did not change the valuation of any financial instruments based on this Statement and, therefore, the adoption had no effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement increases the disclosure requirements for derivative instruments (see Note 15).  Most disclosures are required on an interim and annual basis.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2009, the Company adopted FASB Staff Position (FSP) Financial Accounting Statement (FAS) 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (see Notes 1 and 6).  The new standard requires additional disclosure for transfers of financial assets in securitization transactions and an entity’s involvement with variable interest entities.  The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standard to be adopted as follows:

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

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  The FSP requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The effective date of this FSP is the end of fiscal year 2010.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(18)           In November 2008, the Company acquired the remaining 50 percent ownership interest in ReGen Technologies, LLC, a remanufacturing company located in Springfield, Missouri, for approximately $40 million dollars.  The preliminary values assigned to the assets and liabilities related to the 50 percent acquisition were approximately $13 million of inventories, $30 million of goodwill, $6 million of other assets, $3 million of accounts payable and accrued expenses and $6 million of long-term borrowings.  The goodwill generated in the transaction was the result of future cash flows and related fair values of the additional acquisition exceeding the fair value of the identifiable assets and liabilities.  The goodwill is expected to be deductible for tax purposes.  The entity was consolidated and the results of these operations have been included in the Company’s consolidated financial statements since the date of the acquisition.  The acquisition is allocated to the Company’s agricultural equipment segment and the construction and forestry segment.  The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

(19) SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended January 31, 2009 and 2008

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Net Sales and Revenues
Net sales	$4,560.2	$4,530.6
Finance and interest income	24.7	26.0	$505.7	$568.1
Other income	89.7	103.6	60.8	65.0
Total	4,674.6	4,660.2	566.5	633.1

Costs and Expenses
Cost of sales	3,542.9	3,362.2
Research and development expenses	219.4	204.3
Selling, administrative and general expenses	522.2	550.1	118.9	104.9
Interest expense	45.5	46.0	244.9	261.6
Interest compensation to Financial Services	48.0	53.6
Other operating expenses	79.4	47.8	146.2	131.4
Total	4,457.4	4,264.0	510.0	497.9

Income of Consolidated Group before Income Taxes	217.2	396.2	56.5	135.2
Provision for income taxes	63.7	132.2	9.8	37.7
Income of Consolidated Group	153.5	264.0	46.7	97.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	44.5	95.8	.1	.2
Other	5.9	9.3
Total	50.4	105.1	.1	.2
Net Income	$203.9	$369.1	$46.8	$97.7

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31	October 31	January 31	January 31	October 31	January 31
	2009	2008	2008	2009	2008	2008

Assets
Cash and cash equivalents	$1,881.3	$1,034.6	$1,199.0	$3,122.8	$1,176.8	$297.3
Marketable securities	49.3	799.2	1,004.0	181.1	178.3	149.5
Receivables from unconsolidated subsidiaries and affiliates	364.1	976.2	376.3			1.1
Trade accounts and notes receivable - net	860.2	1,013.8	1,002.6	3,152.1	2,664.6	2,691.9
Financing receivables - net	2.0	10.4	4.4	13,377.3	16,006.6	15,228.6
Restricted financing receivables - net				3,268.9	1,644.8	1,960.6
Other receivables	546.9	599.3	575.1	134.9	67.7	76.1
Equipment on operating leases - net				1,543.7	1,638.6	1,628.4
Inventories	3,836.6	3,041.8	3,288.8
Property and equipment - net	3,023.9	2,991.1	2,716.9	1,125.6	1,136.6	934.8
Investments in unconsolidated subsidiaries and affiliates	2,800.7	2,811.4	2,586.8	5.6	5.5	5.8
Goodwill	1,241.0	1,224.6	1,248.3
Other intangible assets - net	152.0	161.4	131.2
Retirement benefits	1,127.8	1,101.6	2,008.9	5.1	5.4	8.5
Deferred income taxes	1,492.1	1,479.4	1,445.1	78.9	80.2	58.3
Other assets	539.0	456.7	434.5	1,022.3	519.6	478.4
Total Assets	$17,916.9	$17,701.5	$18,021.9	$27,018.3	$25,124.7	$23,519.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,340.7	$217.9	$274.5	$7,992.4	$8,302.7	$9,187.1
Payables to unconsolidated subsidiaries and affiliates	118.6	169.2	174.5	318.9	931.5	337.8
Accounts payable and accrued expenses	4,737.7	5,675.8	4,959.1	1,318.5	1,165.2	1,060.0
Deferred income taxes	98.1	99.8	107.2	219.2	191.0	133.2
Long-term borrowings	2,034.0	1,991.5	2,012.6	14,540.7	11,906.9	10,331.8
Retirement benefits and other liabilities	3,032.9	3,014.6	3,455.6	35.7	34.8	34.3
Total liabilities	11,362.0	11,168.8	10,983.5	24,425.4	22,532.1	21,084.2

Commitments and contingencies (Note 5)

Common Stock, $1 par value (issued shares at January 31, 2009 - 536,431,204)	2,968.2	2,934.0	2,882.4	1,619.1	1,617.1	1,162.4
Common stock in treasury	(5,582.7)	(5,594.6)	(4,449.4)
Retained earnings	10,666.1	10,580.6	9,243.4	1,024.2	979.3	1,165.0
Accumulated other comprehensive income (loss)	(1,496.7)	(1,387.3)	(638.0)	(50.4)	(3.8)	107.7
Stockholders’ equity	6,554.9	6,532.7	7,038.4	2,592.9	2,592.6	2,435.1
Total Liabilities and Stockholders’ Equity	$17,916.9	$17,701.5	$18,021.9	$27,018.3	$25,124.7	$23,519.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2009 and 2008
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008

Cash Flows from Operating Activities
Net income	$203.9	$369.1	$46.8	$97.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	5.8	(.3)	34.2	17.7
Provision for depreciation and amortization	130.2	117.2	100.3	101.2
Undistributed (earnings) loss of unconsolidated subsidiaries and affiliates	(50.6)	36.7	(.2)	(.2)
Provision (credit) for deferred income taxes	(13.3)	(23.6)	43.2	3.4
Changes in assets and liabilities:
Receivables	124.9	2.1	(25.7)	.4
Inventories	(840.3)	(956.3)
Accounts payable and accrued expenses	(808.7)	(332.8)	19.9	.3
Accrued income taxes payable/receivable	8.6	182.0	(21.5)	1.1
Retirement benefits	5.5	(196.9)	1.3	1.8
Other	2.7	10.5	(62.0)	(44.4)
Net cash provided by (used for) operating activities	(1,231.3)	(792.3)	136.3	179.0

Cash Flows from Investing Activities
Collections of receivables			7,835.1	7,041.6
Proceeds from sales of financing receivables			9.2	15.5
Proceeds from maturities and sales of marketable securities	757.9	679.1	6.6	13.7
Proceeds from sales of equipment on operating leases			117.9	125.2
Proceeds from sales of businesses, net of cash sold		18.4
Cost of receivables acquired			(7,546.4)	(6,633.0)
Purchases of marketable securities	(7.6)	(216.3)	(.4)	(4.0)
Purchases of property and equipment	(212.0)	(132.5)	(50.1)	(100.6)
Cost of equipment on operating leases acquired			(120.1)	(156.0)
Acquisitions of businesses, net of cash acquired	(40.9)	(34.0)
Other	(5.4)	(72.9)	7.3	.7
Net cash provided by investing activities	492.0	241.8	259.1	303.1

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,116.0	146.3	41.1	(262.4)
Change in intercompany receivables/payables	614.2	79.8	(614.2)	(79.8)
Proceeds from long-term borrowings			2,842.2	1,037.7
Payments of long-term borrowings	(19.6)	(3.2)	(633.4)	(1,036.7)
Proceeds from issuance of common stock	3.1	68.7
Repurchases of common stock	(3.2)	(481.5)
Dividends paid	(118.2)	(110.4)		(140.0)
Excess tax benefits from share-based compensation	.5	35.1
Other	(4.5)	2.9	(91.4)	35.8
Net cash provided by (used for) financing activities	1,588.3	(262.3)	1,544.3	(445.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	(7.8)	6.3	1.5

Net Increase (Decrease) in Cash and Cash Equivalents	846.7	(820.6)	1,946.0	38.2
Cash and Cash Equivalents at Beginning of Period	1,034.6	2,019.6	1,176.8	259.1
Cash and Cash Equivalents at End of Period	$1,881.3	$1,199.0	$3,122.8	$297.3

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

Trends and Economic Conditions

Farm conditions in the United States and Canada remain positive, benefitting from the sound financial health of the U.S. farm sector, although the outlook for the current year is uncertain.  Industry sales for 2009 are forecast to be flat to up 5 percent for the year in the U.S. and Canada led by an increase in large tractors and combines.  Sales in parts of Australia and South America are expected to be hurt by drought.  Sales in Western Europe are forecast to be down 10 to 15 percent for the year.  Significant sales declines are expected in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia.  South American markets are also expected to have sales declines, with industry sales forecast to decrease by 15 to 25 percent.  The Company’s agricultural equipment sales were up 18 percent for the first quarter of 2009 and are forecast to decrease about 2 percent for the full year, which includes a negative effect of about 7 percent for currency translation.  The Company’s commercial and consumer equipment sales declined 25 percent for the first quarter.  Commercial and consumer equipment sales are projected to decline about 14 percent for the year, reflecting the U.S. housing decline and recessionary economic conditions.  U.S. markets for construction and forestry equipment are forecast to remain under continued pressure due in large part to a declining global economy and historically low levels of construction activity in the U.S.  The Company’s construction and forestry sales declined 28 percent in the first quarter of 2009, and are expected to decrease approximately 24 percent for the year.  Net income for the Company’s credit operations in 2009 is forecast to decrease to approximately $250 million.

Items of concern include the sharp downturn in global economic activity, the turmoil in financial markets and the effectiveness of governmental policies to restore liquidity and the availability of credit for the Company’s customers.  The ability of the Company’s suppliers to access credit is a risk.  Significant fluctuations in foreign currency exchange rates could also impact the Company’s results.  The volatility in the price of many commodities used in the Company’s products is also a concern.  The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations is one of the Company’s major priorities.

Ongoing high material costs, the deepening global recession and volatile foreign exchange rates have put downward pressure on the Company’s financial results.  However, demand for large productive agricultural machinery has held up well in the U.S. and Canada.  The Company’s investment in advanced technology and emphasis on disciplined asset management should benefit the Company.  Also of benefit has been the Company’s access to global capital markets, which is helping to ensure that financing remains available for many customers.

2009 Compared with 2008

Deere & Company’s net income was $203.9 million, or $.48 per share for the first quarter of 2009, compared with $369.1 million, or $.83 per share, for the same period last year.

Worldwide net sales and revenues decreased 1 percent to $5,146 million for the first quarter, compared with $5,201 million a year ago.  Net sales of the Equipment Operations increased 1 percent to $4,560 million for the first quarter, compared with $4,531 million last year.  Included in these sales were price changes of 6 percent, offset by an unfavorable currency translation effect of 6 percent.  Equipment sales in the U.S. and Canada increased 1 percent for the first quarter.  Net sales outside the U.S. and Canada were basically unchanged for the quarter, which included an unfavorable currency translation effect of 14 percent.

The Company’s Equipment Operations reported operating profit of $307 million for the first quarter, compared with $457 million last year.  The deterioration was largely due to increased raw material costs and unfavorable effects of volatile foreign currency exchange rates, partially offset by improved price realization.  The Equipment Operations had net income of $153.5 million for the first quarter of 2009, compared with $264.0 million last year.  The same factors mentioned above in addition to a lower effective tax rate this year affected these results.

Trade receivables and inventories at the end of the first quarter were $7,312 million, or 28 percent of the last 12 months’ net sales, compared with $6,488 million, or 29 percent of net sales, a year ago.

Net income of the Company’s Financial Services operations for the first quarter of 2009 was $46.8 million, compared with $97.7 million last year.  The decrease was primarily due to narrower financing spreads, lower commissions from crop insurance and a higher provision for credit losses.  See the following discussion for the credit operations.

Business Segment Results

•                 Agricultural Equipment.  Segment sales increased 18 percent for the first quarter, primarily as a result of higher shipment volumes and improved price realization, partially offset by unfavorable effects of currency translation.  Operating profit was $348 million for the quarter, compared with $332 million in the same period last year.  The operating profit increase was primarily due to improved prize realization and the favorable impact of higher shipment and production volumes, partially offset by higher raw material costs.  Also having a negative impact on operating profit was sharp volatility in foreign currency exchange rates.

•                 Commercial and Consumer Equipment.  Segment sales declined 25 percent for the first quarter.  The segment had an operating loss of $59 million for the quarter, compared with $8 million operating profit a year ago.  The operating loss was primarily due to the unfavorable impact of lower shipment and production volumes and higher raw material costs, partially offset by lower selling, administrative and general expenses and improved price realization.

•                 Construction and Forestry.  Segment sales were down 28 percent, while operating profit declined to $18 million for the first quarter, compared to $117 million a year ago.  The operating profit decrease was mainly due to the unfavorable impact of lower shipment and production volumes and higher raw material costs, partially offset by improved price realization and lower selling, administrative and general expenses.

•                  Credit.  The credit segment had an operating profit of $53 million for the first quarter, compared with $133 million in the same period last year.  The decline was primarily due to narrower financing spreads, lower commissions from crop insurance and a higher provision for credit losses.  Total revenues of the credit operations, including intercompany revenues, decreased 12 percent to $541 million in the current quarter from $614 million in the first quarter of 2008.  The average balance of receivables and leases financed was 1 percent lower in the first quarter, compared with the same period last year.  Interest expense decreased 6 percent in the current quarter, compared with last year, as a result of lower average interest rates, partially offset by an increase in average borrowings.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.21 to 1 for the first quarter this year, compared with 1.52 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2009 and 2008 were 77.7 percent and 74.2 percent, respectively.  The deterioration was primarily due to increased raw material costs and unfavorable effects of volatility in foreign currency exchange rates, partially offset by improved price realization.

Finance and interest income declined in the first quarter this year due to lower financing rates and a lower average portfolio.  Other income decreased this year primarily due to lower investment income on a smaller marketable securities portfolio, decreased gains on sales of property and lower crop insurance commissions.  Research and development expenses increased primarily as a result of increased spending in support of new products.  Selling, administrative and general expenses decreased primarily due to the effect of currency translation.  Interest expense decreased due to lower borrowing rates, partially offset by higher average borrowings.  Other operating expenses were higher primarily due to foreign exchange losses.

Market Conditions and Outlook

The Company’s equipment sales are projected to decrease by about 8 percent for fiscal year 2009 and to be down approximately 9 percent for the second quarter, compared to the same periods last year.  Included in the forecast is a negative currency translation impact of approximately 6 percent of the forecasted sales for both periods.  Net income is forecast to be about $1.5 billion for the year, with more risk on the downside.  The Company is suspending its practice of providing a quarterly net income forecast in light of highly uncertain conditions in the global economy, including volatility in foreign exchange rates.  The impact on the Company’s three equipment businesses and on the net income of the credit operations is difficult to assess.

•                  Agricultural Equipment.  Worldwide segment sales of the Company’s agricultural equipment are forecast to decrease by about 2 percent for fiscal year 2009.  This includes a negative currency translation impact of about 7 percent.  Farm machinery industry sales in the U.S. and Canada are forecast to be flat to up 5 percent for the year, led by an increase in large tractors and combines.  The Company expects agricultural commodity prices to remain healthy in 2009 and for fuel and fertilizer costs to moderate.  Sales of certain types of equipment are expected to be down significantly for the year.  These include small tractors, cotton equipment and machinery used by livestock producers.

In other parts of the world, industry sales are expected to be generally lower as a result of deteriorating economic conditions, credit cost and availability and changes in currency values.  In addition, sales in parts of Australia and South America are expected to be hurt by drought.  On this basis, industry sales in Western Europe are forecast to be down 10 to 15 percent for the year, while sales are expected to decline significantly in Central Europe and the CIS (Commonwealth of Independent States) countries, including Russia.  In South America, industry sales are projected to be lower by 15 to 25 percent.

•                  Commercial and Consumer Equipment.  Reflecting the U.S. housing decline and recessionary economic conditions, commercial and consumer equipment segment sales are projected to be down about 14 percent for the year.

•                  Construction and Forestry.  Largely as a consequence of a declining global economy and historically low levels of construction activity in the U.S., the segment’s worldwide sales of construction and forestry equipment are forecast to decline by approximately 24 percent for the year.  Included in the outlook is a substantially lower level of global forestry equipment sales as a result of the economic slowdown.

•                  Credit.  Net income for 2009 for the Company’s credit operations is forecast to be approximately $250 million.  The forecast decrease from 2008 is primarily due to narrower financing spreads related to the current funding environment, a higher provision for credit losses and lower commissions from crop insurance.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under the “Overview,” “Market Conditions & Outlook,” and other statements herein that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

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

Factors affecting the outlook for the Company’s commercial and consumer equipment segment include general economic conditions, consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

General economic conditions, consumer spending patterns, real estate and housing prices, the number of housing starts and interest rates are especially important to sales of the Company’s construction and forestry equipment.  The levels of public and non-residential construction also impact the results of the Company’s construction and forestry segment.  Prices for pulp, lumber and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates, especially material changes in economic activity in these markets; customer confidence in the general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar, interest rates and inflation and deflation rates; capital market disruptions; significant changes in capital market liquidity, access to capital and associated funding costs; changes in and the impact of governmental banking, monetary, and fiscal policies and governmental programs in particular jurisdictions or for the benefit of certain sectors; actions by rating agencies; customer access to capital for purchases of the Company’s products and borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crises; changes in the market values of investment assets; production, design and technological difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardships or the loss of liquidity by suppliers (including common suppliers with the automotive industry); start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries (including protectionist policies that disrupt international commerce); wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Tier 4 emission requirements), noise and the risk of climate change; actions by other regulatory bodies; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and regulations; changes to accounting standards; changes in tax rates and regulations; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates.  The spread of major epidemics (including influenza, SARS, fevers and other viruses) also could affect Company results.  Changes in weather patterns could impact customer operations and Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs.  Other factors that could affect results are acquisitions and divestitures of businesses, the integration of new businesses, changes in Company declared dividends and common stock issuances and repurchases.

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

The current economic downturn and market volatility have adversely affected the financial industry in which John Deere Capital Corporation (Capital Corporation) operates.  Capital Corporation’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If current levels of market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient.  Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Capital Corporation’s write-offs and provisions for credit losses.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2009 were $1,616 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and trade receivables, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $1,272 million in the first three months of this year, primarily due to collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $811 million and proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $757 million, which were partially offset by purchases of property and equipment of $262 million. Cash inflows from financing activities were $3,132 million in the first three months of 2009, primarily due to an increase in borrowings of $3,346 million, which were partially offset by dividends paid of $118 million.  Cash and cash equivalents increased $2,793 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2008 were $825 million.  This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions and the change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $657 million in the first three months of 2008, primarily due to the proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $472 million and collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $441 million, which were partially offset by purchases of property and equipment of $233 million.  Cash outflows from financing activities were $608 million in the first three months of 2008, primarily due to the repurchases of common stock of $482 million, a decrease in borrowings of $118 million and dividends paid of $110 million, which were partially offset by issuances of common stock of $69 million (resulting from the exercise of stock options).  Cash and cash equivalents also decreased $782 million during the first quarter of 2008.

Given the downturn in global economic activity and the recent significant changes in credit market liquidity, sources of funds for the Company have been impacted.  However, the Company expects to have sufficient sources of liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2009, October 31, 2008 and January 31, 2008 was approximately $2.3 billion, $3.0 billion and $3.0 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $5.2 billion, $3.2 billion and $2.6 billion, respectively.

On December 4, 2008, John Deere Capital Corporation (Capital Corporation) and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP).  During December 2008, Capital Corporation issued $2.0 billion of fixed-rate medium-term notes due June 19, 2012 at a rate of 2.875%, which are guaranteed by the FDIC under the TLGP.  At January 31, 2009, $428 million of commercial paper of Capital Corporation was also guaranteed by the FDIC under the TLGP.  The FDIC has notified Capital Corporation that it needs additional review and written determination from the FDIC prior to issuing additional guaranteed debt.  Accordingly, Capital Corporation has submitted documentation to the FDIC and will continue to seek further guidance.

During January 2009, the Capital Corporation entered into a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6).  At January 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,250 million of secured financings at any time.  After a 364 day revolving period, unless the banks and the Capital Corporation agree to renew for an additional 364 days, the Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2009, $1,862 million of secured short-term borrowings was outstanding under the agreement.  On February 20, 2009, the financing limit of this facility was increased to $2,500 million of secured financings at any time.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and Capital Corporation.  Worldwide lines of credit totaled $4,663 million at January 31, 2009, $2,163 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at January 31, 2009 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2009 was $6,234 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $11,578 million at January 31, 2009.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $241 million during the first three months of 2009 and $276 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 13 percent at January 31, 2009, compared to 13 percent at October 31, 2008 and 14 percent at January 31, 2008.  Agricultural equipment trade receivables increased $455 million, commercial and consumer equipment receivables decreased $81 million and construction and forestry receivables decreased $98 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 2 percent and 3 percent at January 31, 2009, October 31, 2008 and January 31, 2008.

Stockholders’ equity was $6,555 million at January 31, 2009, compared with $6,533 million at October 31, 2008 and $7,038 million at January 31, 2008.  The increase of $22 million during the first quarter of 2009 resulted primarily from net income of $204 million and an increase in common stock of $34 million, which was largely offset by dividends declared of $118 million and a change in cumulative translation adjustment of $93 million.

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

Cash used for operating activities of the Equipment Operations, including intercompany cash flows, in the first three months of 2009 were $1,231 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

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

Trade receivables held by the Equipment Operations decreased $154 million during the first quarter and also decreased $142 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories increased by $795 million during the first three months, primarily reflecting an increase in agricultural equipment inventories in order to meet increased demand.  Inventories increased $548 million, compared to a year ago, primarily due to the increase in agricultural equipment inventories and acquisitions.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 4), which approximates current cost, to the last 12 months’ cost of sales were 26 percent at January 31, 2009, compared to 22 percent at October 31, 2008 and 27 percent at January 31, 2008.

Total interest-bearing debt of the Equipment Operations was $3,375 million at January 31, 2009, compared with $2,209 million at the end of fiscal year 2008 and $2,287 million at January 31, 2008.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 34 percent, 25 percent and 25 percent at January 31, 2009, October 31, 2008 and January 31, 2008, respectively.

Purchases of property and equipment for the Equipment Operations in the first three months of 2009 were $212 million, compared with $133 million in the first quarter last year.  Capital expenditures for the Equipment Operations in 2009 are estimated to be approximately $800 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first quarter of 2009, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $136 million in the current quarter.  Cash provided by investing activities totaled $259 million in the first three months of 2009 primarily due to collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $287 million, partially offset by the purchases of property and equipment of $50 million.  Cash provided by financing activities totaled $1,544 million, resulting primarily from an increase in short-term and long-term borrowings of $2,250 million, partially offset by a decrease in payables to the Equipment Operations of $614 million.  Cash and cash equivalents increased $1,946 million in the current quarter.

During the first quarter of 2008, the cash provided by operating and investing activities was used primarily for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $179 million in the first quarter of 2008.  Cash provided by investing activities totaled $303 million in the first three months of 2008 primarily due to collections of financing receivables and proceeds from sales of equipment on operating leases exceeding the cost of financing receivables and equipment on operating leases acquired by $378 million, partially offset by the purchases of property and equipment of $101 million.  Cash used for financing activities totaled $445 million, resulting primarily from a decrease in short-term and long-term borrowings of $261 million, payments of dividends to Deere & Company of $140 million and a decrease in payables to the Equipment Operations of $80 million.  Cash and cash equivalents increased $38 million in the first quarter of 2008.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale note receivables, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2009 and the past 12 months, these receivables and leases decreased $613 million and $168 million, respectively.  Total acquisitions of receivables and leases were 13 percent higher in the first three months of 2009, compared with the same period last year.  In the first three months of 2009, wholesale notes, trade receivables, revolving charge accounts and operating loans were all higher, while acquisition volumes of retail notes, financing leases and operating leases were lower, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $21,665 million at January 31, 2009, compared with $22,281 million at October 31, 2008 and $21,948 million at January 31, 2008.  At January 31, 2009, the unpaid balance of all receivables administered but not owned was $323 million, compared with $326 million at October 31, 2008 and $438 million at January 31, 2008.

Total external interest-bearing debt of the credit operations was $22,533 million at January 31, 2009, compared with $20,210 million at the end of fiscal year 2008 and $19,519 million at January 31, 2008.  Included in this debt are secured borrowings of $3,292 million at January 31, 2009, $1,682 million at October 31, 2008 and $2,050 million at January 31, 2008 (see Note 6).  Total external borrowings increased during the first three months of 2009 and in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 9.0 to 1 at January 31, 2009, compared with 8.3 to 1 at October 31, 2008 and 8.3 to 1 at January 31, 2008.

During the first quarter of 2009, the credit operations issued $2,842 million and retired $633 million of long-term borrowings, which were primarily medium-term notes.

Purchases of property and equipment for Financial Services in the first three months of 2009 were $50 million, compared with $101 million in the first quarter last year primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2009 are estimated to be approximately $100 million, primarily related to wind energy entities.

Dividends

The Company’s Board of Directors at its meeting on February 25, 2009 declared a quarterly dividend of $.28 per share payable May 1, 2009, to stockholders of record on March 31, 2009.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.          CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2009 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30				157.6

Dec 1 to Dec 31	84	$37.85		157.6

Jan 1 to Jan 31				157.6

Total	84

(1)

During the first quarter of 2009, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock. In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed. The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 143.9 million shares for the $5 billion addition using the January 31, 2009 closing share price of $34.74 per share.

(2)

In December 2008, approximately 84 thousand shares were purchased from officers to pay the payroll taxes on certain restricted stock awards. All the shares were valued at the market price of $37.85 per share.

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

DEERE & COMPANY

Date:	February 26, 2009	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr.
Senior Vice President,
Principal Financial Officer
and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws as amended (Exhibit 3 to Form 8-K of registrant dated December 4, 2006*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.