Form 10-Q
period 2009-04-30
DEERE & CO
filed 2009-06-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

Commission file no: 1-4121

DEERE  &  COMPANY

Delaware (State of incorporation)	36-2382580 (IRS employer identification no.)

One John Deere Place

Moline, Illinois 61265

(Address of principal executive offices)

Telephone Number:  (309) 765-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At April 30, 2009, 422,752,033 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2009 and 2008
(In millions of dollars and shares except per share amounts) Unaudited

	2009	2008
Net Sales and Revenues
Net sales	$6,187.0	$7,468.9
Finance and interest income	442.1	509.3
Other income	118.7	118.5
Total	6,747.8	8,096.7

Costs and Expenses
Cost of sales	4,756.4	5,508.6
Research and development expenses	255.7	230.2
Selling, administrative and general expenses	688.0	766.6
Interest expense	269.4	283.6
Other operating expenses	166.3	145.1
Total	6,135.8	6,934.1

Income of Consolidated Group before Income Taxes	612.0	1,162.6
Provision for income taxes	137.1	411.1
Income of Consolidated Group	474.9	751.5
Equity in income (loss) of unconsolidated affiliates	(2.6)	12.0
Net Income	$472.3	$763.5

Per Share Data
Net income - basic	$1.12	$1.76
Net income - diluted	$1.11	$1.74

Average Shares Outstanding
Basic	422.7	433.7
Diluted	423.7	439.6

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2009 and 2008
(In millions of dollars and shares except per share amounts) Unaudited

	2009	2008
Net Sales and Revenues
Net sales	$10,747.1	$11,999.5
Finance and interest income	908.7	1,037.2
Other income	238.0	261.1
Total	11,893.8	13,297.8

Costs and Expenses
Cost of sales	8,298.9	8,870.4
Research and development expenses	475.1	434.5
Selling, administrative and general expenses	1,327.0	1,419.3
Interest expense	543.9	578.7
Other operating expenses	363.2	300.8
Total	11,008.1	11,603.7

Income of Consolidated Group before Income Taxes	885.7	1,694.1
Provision for income taxes	210.7	581.1
Income of Consolidated Group	675.0	1,113.0
Equity in income of unconsolidated affiliates	1.2	19.5
Net Income	$676.2	$1,132.5

Per Share Data
Net income - basic	$1.60	$2.60
Net income - diluted	$1.60	$2.56

Average Shares Outstanding
Basic	422.6	435.6
Diluted	423.7	441.9

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2009	2008	2008
Assets
Cash and cash equivalents	$4,797.2	$2,211.4	$2,287.8
Marketable securities	185.8	977.4	981.8
Receivables from unconsolidated affiliates	48.0	44.7	38.4
Trade accounts and notes receivable - net	4,373.1	3,234.6	4,629.4
Financing receivables - net	13,511.4	16,017.0	15,236.4
Restricted financing receivables - net	3,167.4	1,644.8	2,201.6
Other receivables	635.6	664.9	666.1
Equipment on operating leases - net	1,553.2	1,638.6	1,627.2
Inventories	3,551.0	3,041.8	3,570.8
Property and equipment - net	4,254.8	4,127.7	3,784.0
Investments in unconsolidated affiliates	207.6	224.4	167.4
Goodwill	1,256.7	1,224.6	1,277.5
Other intangible assets - net	145.2	161.4	127.8
Retirement benefits	1,150.4	1,106.0	2,011.6
Deferred income taxes	1,571.9	1,440.6	1,533.2
Other assets	1,391.5	974.7	830.9
Total Assets	$41,800.8	$38,734.6	$40,971.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,929.7	$8,520.5	$10,417.3
Payables to unconsolidated affiliates	101.2	169.2	207.1
Accounts payable and accrued expenses	5,589.7	6,393.6	6,533.7
Deferred income taxes	173.5	171.8	192.3
Long-term borrowings	16,850.2	13,898.5	12,752.0
Retirement benefits and other liabilities	3,288.3	3,048.3	3,519.9
Total liabilities	34,932.6	32,201.9	33,622.3

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at April 30, 2009 — 536,431,204)	2,976.6	2,934.0	2,908.8
Common stock in treasury	(5,580.1)	(5,594.6)	(4,934.4)
Retained earnings	11,020.0	10,580.6	9,898.7
Accumulated other comprehensive income (loss)	(1,548.3)	(1,387.3)	(523.5)
Stockholders’ equity	6,868.2	6,532.7	7,349.6
Total Liabilities and Stockholders’ Equity	$41,800.8	$38,734.6	$40,971.9

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2009 and 2008
(In millions of dollars) Unaudited

	2009	2008
Cash Flows from Operating Activities
Net income	$676.2	$1,132.5
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	96.1	40.8
Provision for depreciation and amortization	430.7	408.1
Share-based compensation expense	56.3	54.1
Undistributed earnings of unconsolidated affiliates	(1.7)	(16.9)
Credit for deferred income taxes	(73.3)	(100.6)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,124.6)	(1,269.8)
Inventories	(626.5)	(1,317.8)
Accounts payable and accrued expenses	(614.4)	356.6
Accrued income taxes payable/receivable	(28.0)	318.5
Retirement benefits	38.3	(149.0)
Other	(10.0)	20.9
Net cash used for operating activities	(1,180.9)	(522.6)

Cash Flows from Investing Activities
Collections of receivables	6,256.6	6,343.8
Proceeds from sales of financing receivables	7.9	31.1
Proceeds from maturities and sales of marketable securities	810.4	1,099.4
Proceeds from sales of equipment on operating leases	226.5	239.4
Proceeds from sales of businesses, net of cash sold		40.1
Cost of financing receivables acquired	(5,443.4)	(6,189.9)
Purchases of marketable securities	(12.3)	(489.8)
Purchases of property and equipment	(449.1)	(429.1)
Cost of equipment on operating leases acquired	(167.3)	(191.6)
Acquisitions of businesses, net of cash acquired	(44.3)	(35.3)
Other	(40.7)	(30.2)
Net cash provided by investing activities	1,144.3	387.9

Cash Flows from Financing Activities
Increase in short-term borrowings	804.3	130.4
Proceeds from long-term borrowings	4,211.6	2,848.0
Payments of long-term borrowings	(1,944.7)	(1,826.5)
Proceeds from issuance of common stock	4.1	100.2
Repurchases of common stock	(3.2)	(1,001.5)
Dividends paid	(354.5)	(219.8)
Excess tax benefits from share-based compensation	.7	54.0
Other	(113.6)	(9.6)
Net cash provided by financing activities	2,604.7	75.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17.7	68.7

Net Increase in Cash and Cash Equivalents	2,585.8	9.2
Cash and Cash Equivalents at Beginning of Period	2,211.4	2,278.6
Cash and Cash Equivalents at End of Period	$4,797.2	$2,287.8

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

Certain items previously reported in specific financial statement captions in the second quarter of 2008 have been reclassified to conform to the year end 2008 and second quarter of 2009 financial statement presentation.  In particular, “Accrued taxes” previously presented separately has been combined with “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheet.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $104 million and $122 million in the first six months of 2009 and 2008, respectively.  The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $82 million and $97 million at April 30, 2009 and 2008, respectively.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates a supplier that is a variable interest entity (VIE).  The Company would absorb more than a majority of the VIE’s expected losses based on a cost sharing supply contract.  No additional support beyond what was previously contractually required has been provided during the first six months of 2009.  The VIE produces blended fertilizer and other lawn care products for the commercial and consumer equipment segment.  The assets of the VIE that were consolidated at April 30, 2009, less the intercompany receivables of $50 million eliminated in consolidation, totaled $94 million and consisted of $80 million of inventory, $6 million of property and equipment and $8 million of other assets.  The liabilities of the VIE totaled $154 million and consisted of $107 million of accounts payable and accrued expenses and $47 million of short-term borrowings.  The VIE is financed through its own accounts payable and short-term borrowings.  The assets of the VIE can only be used to settle the obligations of the VIE.  The creditors of the VIE do not have recourse to the general credit of the Company.  See Note 6 for VIEs related to securitization of financing receivables.

(2)   The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the Company’s agricultural equipment, commercial and consumer equipment and construction and forestry operations with Financial Services reflected on the equity basis through the first six months of 2009.  The agricultural equipment operations and the commercial and consumer equipment operations were combined into the agriculture and turf operations at the beginning of the third quarter of 2009 (see Note 18).

Financial Services — Includes the Company’s credit and certain miscellaneous service operations.

Consolidated — Represents the consolidation of the Equipment Operations and Financial Services.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

(3)   An analysis of the Company’s retained earnings in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008

Balance, beginning of period	$10,666.1	$9,243.4	$10,580.6	$9,031.7
Net income	472.3	763.5	676.2	1,132.5
Dividends declared	(118.4)	(108.1)	(236.7)	(217.5)
Adoption of FIN No. 48 *				(48.0)
Other		(.1)	(.1)
Balance, end of period	$11,020.0	$9,898.7	$11,020.0	$9,898.7

*      Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes

(4)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2009	October 31 2008	April 30 2008
Raw materials and supplies	$1,169	$1,170	$1,112
Work-in-process	480	519	529
Finished goods and parts	3,240	2,677	3,196
Total FIFO value	4,889	4,366	4,837
Less adjustment to LIFO basis	1,338	1,324	1,266
Inventories	$3,551	$3,042	$3,571

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $221 million and $239 million at April 30, 2009 and 2008, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008

Balance, beginning of period	$801	$778	$814	$774
Payments	(114)	(123)	(238)	(248)
Amortization of premiums received	(27)	(21)	(54)	(40)
Accruals for warranties	114	138	232	255
Premiums received	24	27	47	54
Foreign exchange	1	12	(2)	16
Balance, end of period	$799	$811	$799	$811

At April 30, 2009, the Company had approximately $160 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2009, the Company had an accrued liability of approximately $9 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2009 was approximately six years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums.  At April 30, 2009, the maximum exposure for uncollected premiums was approximately $179 million.  Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $828 million at April 30, 2009.  The credit operations believe that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result at April 30, 2009, the credit operations’ accrued liability under the Agreements was not material.

At April 30, 2009, the Company had commitments of approximately $298 million for the construction and acquisition of property and equipment.  Also, at April 30, 2009, the Company had pledged assets of $159 million, primarily as collateral for borrowings.  See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at April 30, 2009, for which it believes the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at April 30, 2009.

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

(6)   Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and is, therefore, accounted for as secured borrowings.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities.  Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table.  The securitized retail notes are recorded as “Restricted financing receivables — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  No additional support to these SPEs beyond what was previously contractually required has been provided during the first six months of 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,246 million, $1,303 million and $1,700 million at April 30, 2009, October 31, 2008 and April 30, 2008, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,241 million, $1,287 million and $1,744 million at April 30, 2009, October 31, 2008 and April 30, 2008, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both.  This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $2,026 million, $398 million and $555 million at April 30, 2009, October 31, 2008 and April 30, 2008, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $1,927 million, $398 million and $569 million at April 30, 2009, October 31, 2008 and April 30, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2009
Carrying value of liabilities	$1,927
Maximum exposure to loss	2,026

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $48 billion at April 30, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2009	October 31 2008	April 30 2008
Restricted financing receivables (retail notes)	$3,178	$1,656	$2,217
Allowance for credit losses	(11)	(11)	(15)
Other assets	105	56	53
Total restricted securitized assets	$3,272	$1,701	$2,255

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2009	October 31 2008	April 30 2008

Short-term borrowings	$3,162	$1,682	$2,309
Accrued interest on borrowings	6	3	4
Total liabilities related to restricted securitized assets	$3,168	$1,685	$2,313

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets do not need to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2009, the maximum remaining term of all restricted receivables was approximately six years.

(7)   Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30			Six Months Ended April 30
	2009		2008	2009		2008

Dividends declared	$.28		$.25	$.56		$.50
Dividends paid	$.56	*	$.25	$.84	*	$.50

*      Due to the dividend payment dates, two quarterly dividends of $.28 per share were included in the second quarter of 2009 and three quarterly dividends of $.28 per share were included in the first six months of 2009.

(8)             Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2009	2008	% Change	2009	2008	% Change
Net sales and revenues:
Agricultural equipment *	$4,498	$4,700	-4	$7,759	$7,458	+4
Commercial and consumer equipment	1,089	1,424	-24	1,647	2,166	-24
Construction and forestry *	600	1,345	-55	1,341	2,375	-44
Total net sales **	6,187	7,469	-17	10,747	11,999	-10
Credit revenues *	458	533	-14	931	1,083	-14
Other revenues	103	95	+8	216	216
Total net sales and revenues **	$6,748	$8,097	-17	$11,894	$13,298	-11

Operating profit (loss): ***
Agricultural equipment	$635	$782	-19	$983	$1,114	-12
Commercial and consumer equipment	68	154	-56	10	162	-94
Construction and forestry	(75)	166		(58)	283
Credit	58	133	-56	111	265	-58
Other		3		4	7	-43
Total operating profit **	686	1,238	-45	1,050	1,831	-43
Interest, corporate expenses — net and income taxes	(214)	(475)	-55	(374)	(698)	-46
Net income	$472	$763	-38	$676	$1,133	-40
Identifiable assets:
Agricultural equipment				$6,015	$5,685	+6
Commercial and consumer equipment				1,715	2,066	-17
Construction and forestry				2,220	2,498	-11
Credit				26,681	24,453	+9
Other				267	209	+28
Corporate				4,903	6,061	-19
Total assets				$41,801	$40,972	+2

*	Additional intersegment sales and revenues
	Agricultural equipment sales	$5	$18	-72	$16	$33	-52
	Commercial and consumer equipment sales	1			1
	Construction and forestry sales	1	4	-75	1	5	-80
	Credit revenues	71	71		139	134	+4

**	Includes equipment operations outside the U.S. and Canada as follows:
	Net sales	$2,155	$3,062	-30	$3,972	$4,870	-18
	Operating profit	88	383	-77	166	593	-72

***

Operating profit (loss) is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses.  However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

(9)             A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Net income	$472.3	$763.5	$676.2	$1,132.5
Average shares outstanding	422.7	433.7	422.6	435.6
Basic net income per share	$1.12	$1.76	$1.60	$2.60

Average shares outstanding	422.7	433.7	422.6	435.6
Effect of dilutive stock options	1.0	5.9	1.1	6.3
Total potential shares outstanding	423.7	439.6	423.7	441.9
Diluted net income per share	$1.11	$1.74	$1.60	$2.56

Out of the total stock options outstanding during the second quarter and first six months of 2009 and 2008, options to purchase 9.3 million shares in both periods of 2009 and 2.0 million shares in both periods of 2008 were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share.

(10)       Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Net income	$472.3	$763.5	$676.2	$1,132.5
Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	(115.8)	20.1	(105.3)	50.6
Cumulative translation adjustment	55.7	82.7	(37.4)	82.0
Unrealized gain (loss) on investments	.3	(4.5)	5.9	(1.3)
Unrealized gain (loss) on derivatives	8.2	16.2	(24.2)	(17.3)
Comprehensive income	$420.7	$878.0	$515.2	$1,246.5

(11)       The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The Company also has several defined benefit health care and life insurance plans for retired employees in the U.S. and Canada.

The components of net periodic pension cost (income) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Service cost	$31	$41	$60	$82
Interest cost	141	130	280	258
Expected return on plan assets	(184)	(187)	(368)	(373)
Amortization of actuarial loss	1	16	3	27
Amortization of prior service cost	5	6	12	13
Early-retirement benefits		1	2	1
Net cost (income)	$(6)	$7	$(11)	$8

The components of other net periodic postretirement cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Service cost	$6	$10	$14	$24
Interest cost	89	80	172	161
Expected return on plan assets	(29)	(44)	(59)	(88)
Amortization of actuarial loss	23	18	33	41
Amortization of prior service credit	(3)	(4)	(6)	(8)
Early-retirement benefits			1
Net cost	$86	$60	$155	$130

During the first six months of 2009, the Company contributed approximately $29 million to its pension plans and $62 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $56 million to its pension plans and $39 million to its other postretirement benefit plans in the remainder of fiscal year 2009. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(12)       Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30, 2009
	Total	Level 1	Level 2
Marketable securities
U.S. government debt securities	$52	$34	$18
Municipal debt securities	24		24
Corporate debt securities	38		38
Residential mortgage-backed securities *	72		72
Total marketable securities	186	34	152
Other assets
Derivatives:
Interest rate contracts	664		664
Foreign exchange contracts	27		27
Cross-currency interest rate contracts	40		40
Total assets	$917	$34	$883

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$172		$172
Foreign exchange contracts	53		53
Cross-currency interest rate contracts	1		1
Total liabilities	$226		$226

*                    Primarily issued by U.S. government sponsored enterprises.

Financial assets measured at fair value on a nonrecurring basis and the losses during the period in millions of dollars were as follows:

	April 30, 2009	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009
	Level 3	Losses	Losses
Financing receivables	$18	$2	$7
Trade receivables	3	2	2

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Investments Available for Sale — The portfolio of investments is primarily valued on a matrix pricing model in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Derivative Instruments — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps.  The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables — Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach or realizable values for the underlying collateral.  The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

(13)       It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.  The Company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities.  The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at April 30, 2009 was $24 million.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $731 million as of April 30, 2009.  The amount of collateral received at April 30, 2009 to offset this potential maximum loss was $18 million.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $145 million as of April 30, 2009.  None of the concentrations of risk with any individual counterparty was considered significant at April 30, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings.  The total notional amount of these receive-variable/pay-fixed interest rate contracts at April 30, 2009 was $3,511 million.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approached maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $18 million after-tax.  These contracts mature in up to 25 months.  There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amount of these receive-fixed/pay-variable interest rate contracts at April 30, 2009 was $6,218 million.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions totaled a $3 million loss in the second quarter of 2009 and $2 million gain in the first six months of 2009.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) including interest on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009
Interest rate contracts	$12	$357
Borrowings	(52)	(449)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amount of the interest rate swaps was $1,185 million, the foreign exchange contracts was $2,175 million and the cross-currency interest rate contracts was $855 million at April 30, 2009.  There were also $2,264 million of interest rate caps purchased and $2,264 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at April 30, 2009.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 30, 2009
	Other Assets	Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$605	$112

Not designated as hedging instruments:
Interest rate contracts	59	60
Foreign exchange contracts	27	53
Cross-currency interest rate contracts	40	1
Total not designated	126	114

Total derivatives	$731	$226

The effects of derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Classification of Gains (Losses)	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009

Fair Value Hedges:
Interest rate contracts	Interest expense	$12	$357

Cash Flow Hedges:
Total Recognized in OCI (Effective Portion):
Interest rate contracts	OCI (pretax)	$(19)	$(69)
Reclassified from OCI (Effective Portion):
Interest rate contracts	Interest expense	$(24)	$(32)
Recognized Directly in Income (Ineffective Portion) *:
Interest rate contracts	Interest expense	$ *	$ *

Not Designated as Hedges:
Interest rate contracts **	Interest expense	$6	$(6)
Foreign exchange contracts	Cost of sales	(44)	2
Foreign exchange contracts **	Other operating expenses	(17)	38
Total		$(55)	$34

*                      The amount is approximately $.1 million.

**               Includes interest and foreign exchange expenses from cross-currency interest rate contracts.

(14)       The Company’s unrecognized tax benefits at October 31, 2008 were $236 million of which approximately $61 million would affect the effective tax rate if they were recognized.  These amounts have not changed materially at April 30, 2009.  Based on worldwide tax audits which are scheduled to close over the next twelve months, the Company expects to have decreases to these uncertain tax benefits primarily related to transfer pricing.  An estimate of the decreases can not be made at this time.  However, they are not expected to have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.

(15)       In September 2008, the Company announced it will close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Horicon, Wisconsin, U.S. and Monterrey and Saltillo, Mexico.  The Welland factory manufactures utility vehicles and attachments for the agricultural equipment and commercial and consumer equipment businesses.  The move supports ongoing efforts aimed at improved efficiency and profitability.  The factory is scheduled to close by the end of 2009.

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

	Fiscal Year 2008	Six Months 2009	Remainder	Total
Pension and other postretirement benefits	$10	$3	$35	$48
Property and equipment impairments	21			21
Employee termination benefits	18	7		25
Other expenses		3	7	10
Total	$49	$13	$42	$104

In 2008 and the first six months of 2009, the total expenses were $29 million and $8 million for the agricultural equipment segment and $20 million and $5 million for the commercial and consumer equipment segment, respectively.  All future expenses will be combined in the agriculture and turf segment (see Note 18).  The total pretax cash expenditures associated with this closure will be approximately $50 million.  The annual pretax increase in earnings and cash flows in the future due to this restructuring is estimated to be approximately $40 million.

The accrual for employee termination benefits was $18 million during 2008 and $7 million in the first six months of 2009.  Due to a decrease of $1 million from the foreign currency translation adjustment, the remaining liability was $24 million at April 30, 2009.

(16)       New accounting standards adopted in the first quarter of 2009 were as follows:

In the first quarter of 2009, the Company adopted FASB Statement No. 157, Fair Value Measurements, for financial assets and liabilities recognized or disclosed at fair value (see Note 12).  This Statement defines fair value and expands disclosures about fair value measurements.  These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice.  For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the first quarter of 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement increases the disclosure requirements for derivative instruments (see Note 13). Most disclosures are required on an interim and annual basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

(17)

In November 2008, the Company acquired the remaining 50 percent ownership interest in ReGen Technologies, LLC, a remanufacturing company located in Springfield, Missouri, for approximately $40 million. The preliminary values assigned to the assets and liabilities related to the 50 percent acquisition were approximately $13 million of inventories, $30 million of goodwill, $6 million of other assets, $3 million of accounts payable and accrued expenses and $6 million of long-term borrowings. The goodwill generated in the transaction was the result of future cash flows and related fair values of the additional acquisition exceeding the fair value of the identifiable assets and liabilities. The goodwill is expected to be deductible for tax purposes. The entity was consolidated and the results of these operations have been included in the Company’s consolidated financial statements since the date of the acquisition. The acquisition was allocated to the Company’s agricultural equipment segment and the construction and forestry segment. The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

(18)

In April 2009, the Company announced it will combine the agricultural equipment segment with the commercial and consumer equipment segment effective at the beginning of the third quarter of 2009. By combining these segments, the Company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs. The Company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets. Voluntary employee special termination benefits related to the new organizational structure are currently expected to result in pretax expenses of approximately $50 million in the second half of 2009. The expenses are expected to be approximately 60 percent cost of sales and 40 percent selling, administrative and general expenses. Savings from the separations of about the same amount are expected to be realized in 2010.

(19) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2009 and 2008

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Net Sales and Revenues
Net sales	$6,187.0	$7,468.9
Finance and interest income	15.1	25.2	$505.9	$559.3
Other income	84.5	77.6	49.2	63.9
Total	6,286.6	7,571.7	555.1	623.2

Costs and Expenses
Cost of sales	4,756.7	5,508.9
Research and development expenses	255.7	230.2
Selling, administrative and general expenses	565.7	660.4	125.2	108.4
Interest expense	41.8	49.1	236.5	247.5
Interest compensation to Financial Services	69.9	62.2
Other operating expenses	43.2	34.2	135.0	131.4
Total	5,733.0	6,545.0	496.7	487.3

Income of Consolidated Group before Income Taxes	553.6	1,026.7	58.4	135.9
Provision (credit) for income taxes	147.5	361.2	(10.4)	49.9
Income of Consolidated Group	406.1	665.5	68.8	86.0

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	68.3	84.2	.1	.4
Other	(2.1)	13.8
Total	66.2	98.0	.1	.4
Net Income	$472.3	$763.5	$68.9	$86.4

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2009 and 2008

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Net Sales and Revenues
Net sales	$10,747.1	$11,999.5
Finance and interest income	39.7	51.2	$1,011.7	$1,127.3
Other income	174.4	181.2	109.9	128.9
Total	10,961.2	12,231.9	1,121.6	1,256.2

Costs and Expenses
Cost of sales	8,299.6	8,871.1
Research and development expenses	475.1	434.5
Selling, administrative and general expenses	1,087.8	1,210.4	244.3	213.1
Interest expense	87.3	95.1	481.3	509.2
Interest compensation to Financial Services	118.0	115.8
Other operating expenses	122.6	82.1	281.1	262.8
Total	10,190.4	10,809.0	1,006.7	985.1

Income of Consolidated Group before Income Taxes	770.8	1,422.9	114.9	271.1
Provision (credit) for income taxes	211.3	493.4	(.6)	87.6
Income of Consolidated Group	559.5	929.5	115.5	183.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	112.8	179.9	.3	.6
Other	3.9	23.1
Total	116.7	203.0	.3	.6
Net Income	$676.2	$1,132.5	$115.8	$184.1

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30 2009	October 31 2008	April 30 2008	April 30 2009	October 31 2008	April 30 2008

Assets
Cash and cash equivalents	$2,538.7	$1,034.6	$2,033.2	$2,258.5	$1,176.8	$254.6
Marketable securities	3.6	799.2	812.8	182.2	178.3	168.9
Receivables from unconsolidated subsidiaries and affiliates	521.3	976.2	298.3			.1
Trade accounts and notes receivable - net	970.8	1,013.8	1,581.4	4,065.7	2,664.6	3,619.0
Financing receivables - net	3.7	10.4	6.7	13,507.7	16,006.6	15,229.7
Restricted financing receivables - net				3,167.4	1,644.8	2,201.6
Other receivables	563.7	599.3	600.4	75.0	67.7	68.8
Equipment on operating leases - net				1,553.2	1,638.6	1,627.2
Inventories	3,551.0	3,041.8	3,570.8
Property and equipment - net	3,127.9	2,991.1	2,797.4	1,126.9	1,136.6	986.6
Investments in unconsolidated subsidiaries and affiliates	2,892.7	2,811.4	2,376.8	5.8	5.5	6.3
Goodwill	1,256.7	1,224.6	1,277.5
Other intangible assets - net	145.2	161.4	127.8
Retirement benefits	1,147.2	1,101.6	2,005.1	4.4	5.4	7.5
Deferred income taxes	1,642.8	1,479.4	1,535.6	76.6	80.2	67.1
Other assets	468.2	456.7	408.8	924.9	519.6	424.9
Total Assets	$18,833.5	$17,701.5	$19,432.6	$26,948.3	$25,124.7	$24,662.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,492.9	$217.9	$251.6	$7,436.8	$8,302.7	$10,165.7
Payables to unconsolidated subsidiaries and affiliates	101.2	169.2	207.0	473.3	931.5	259.8
Accounts payable and accrued expenses	5,045.6	5,675.8	6,035.6	1,212.3	1,165.2	1,075.0
Deferred income taxes	103.6	99.8	111.6	217.4	191.0	150.2
Long-term borrowings	1,969.6	1,991.5	1,991.8	14,880.5	11,906.9	10,760.2
Retirement benefits and other liabilities	3,252.4	3,014.6	3,485.4	37.1	34.8	35.7
Total liabilities	11,965.3	11,168.8	12,083.0	24,257.4	22,532.1	22,446.6

Commitments and contingencies (Note 5)

Common Stock, $1 par value (issued shares at April 30, 2009 — 536,431,204)	2,976.6	2,934.0	2,908.8	1,619.1	1,617.1	1,187.4
Common stock in treasury	(5,580.1)	(5,594.6)	(4,934.4)
Retained earnings	11,020.0	10,580.6	9,898.7	1,093.0	979.3	885.3
Accumulated other comprehensive income (loss)	(1,548.3)	(1,387.3)	(523.5)	(21.2)	(3.8)	143.0
Stockholders’ equity	6,868.2	6,532.7	7,349.6	2,690.9	2,592.6	2,215.7
Total Liabilities and Stockholders’ Equity	$18,833.5	$17,701.5	$19,432.6	$26,948.3	$25,124.7	$24,662.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2009 and 2008

(In millions of dollars) Unaudited

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Cash Flows from Operating Activities
Net income	$676.2	$1,132.5	$115.8	$184.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	14.9	4.3	81.2	36.5
Provision for depreciation and amortization	260.7	242.2	197.1	200.8
Undistributed (earnings) loss of unconsolidated subsidiaries and affiliates	(117.1)	305.6	(.3)	(.6)
Provision (credit) for deferred income taxes	(112.4)	(107.1)	39.1	6.6
Changes in assets and liabilities:
Receivables	23.1	(563.8)	(12.9)	(3.7)
Inventories	(522.6)	(1,195.4)
Accounts payable and accrued expenses	(424.5)	454.9	29.9	24.6
Accrued income taxes payable/receivable	4.2	316.8	(32.2)	1.7
Retirement benefits	35.1	(153.2)	3.4	4.3
Other	39.5	70.1	15.9	11.4
Net cash provided by (used for) operating activities	(122.9)	506.9	437.0	465.7

Cash Flows from Investing Activities
Collections of receivables			16,185.9	16,091.7
Proceeds from sales of financing receivables			18.0	52.3
Proceeds from maturities and sales of marketable securities	799.8	1,079.7	10.6	19.7
Proceeds from sales of equipment on operating leases			226.5	239.4
Proceeds from sales of businesses, net of cash sold		40.1
Cost of receivables acquired			(16,737.2)	(16,741.3)
Purchases of marketable securities	(7.6)	(456.8)	(4.8)	(32.9)
Purchases of property and equipment	(410.7)	(270.1)	(38.4)	(159.0)
Cost of equipment on operating leases acquired			(307.7)	(357.1)
Acquisitions of businesses, net of cash acquired	(44.3)	(35.3)
Other	(8.4)	(120.5)	(32.4)	(16.3)
Net cash provided by (used for) investing activities	328.8	237.1	(679.5)	(903.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	1,213.2	117.9	(408.8)	12.4
Change in intercompany receivables/payables	465.0	161.5	(465.0)	(161.5)
Proceeds from long-term borrowings			4,211.6	2,848.0
Payments of long-term borrowings	(20.5)	(4.0)	(1,924.2)	(1,822.5)
Proceeds from issuance of common stock	4.1	100.2
Repurchases of common stock	(3.2)	(1,001.5)
Dividends paid	(354.5)	(219.8)		(506.1)
Excess tax benefits from share-based compensation	.7	54.0
Other	(7.0)	3.3	(106.7)	52.3
Net cash provided by (used for) financing activities	1,297.8	(788.4)	1,306.9	422.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	.4	58.0	17.3	10.7

Net Increase (Decrease) in Cash and Cash Equivalents	1,504.1	13.6	1,081.7	(4.5)
Cash and Cash Equivalents at Beginning of Period	1,034.6	2,019.6	1,176.8	259.1
Cash and Cash Equivalents at End of Period	$2,538.7	$2,033.2	$2,258.5	$254.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry. The Company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation. The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The agricultural equipment segment and the commercial and consumer equipment segment were combined into the agriculture and turf segment at the beginning of the third quarter of 2009 (see Note 18). The Company’s other operating segments will continue to be the construction and forestry segment and the credit segment.

Trends and Economic Conditions

Industry farm machinery sales for 2009 are forecast to be flat to down slightly for the year in the U.S. and Canada with support from an increase in four-wheel-drive tractors, combines, sprayers and seeding equipment. In other parts of the world, industry farm machinery sales are forecast to be down for the year. North American industry sales of turf equipment and compact utility tractors are expected to be down about 20 percent for the year. The Company’s agricultural equipment sales were down 4 percent for the second quarter and up 4 percent for the first six months of 2009, while commercial and consumer equipment sales declined 24 percent for the second quarter and first six months. The Company’s agriculture and turf sales, which combine agricultural equipment and commercial and consumer equipment sales, are forecast to decrease about 14 percent for the full year. This forecast includes a negative effect of about 6 percent for currency translation. The Company’s construction and forestry sales declined 55 percent in the second quarter and 44 percent in the first six months of 2009. These sales are expected to decrease approximately 42 percent for the year, largely as a consequence of a declining global economy and historically low levels of construction activity in the U.S. Net income for the Company’s credit operations in 2009 is forecast to decrease to approximately $250 million.

Items of concern include the sharp downturn in global economic activity, the turmoil in financial markets and the effectiveness of governmental policies to promote economic recovery and the availability of credit for the Company’s customers. The ability of the Company’s suppliers to access credit is a risk. Significant fluctuations in foreign currency exchange rates could also impact the Company’s results. The volatility in the price of many commodities used in the Company’s products is also a concern. The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored. Producing engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations, is one of the Company’s major priorities.

Although the Company is benefitting from a strong market for large farm machinery in the U.S. and from continued focus on balancing production with retail activity, the global recession and volatile foreign exchange rates have put pressure on overall results. The Company’s operations that are dependent on construction activity and consumer spending are being affected by the full impact of the sharp economic downturn. However, the Company has continued to benefit from a strong liquidity position and access to global capital markets on a competitive basis.

2009 Compared with 2008

Deere & Company’s net income for the second quarter was $472.3 million, or $1.11 per share, compared with $763.5 million, or $1.74 per share, for the same period last year. For the first six months, net income was $676.2 million, or $1.60 per share, compared with $1,132.5 million, or $2.56 per share, last year.

Worldwide net sales and revenues declined 17 percent to $6,748 million for the second quarter of 2009, compared with $8,097 million a year ago, and were down 11 percent to $11,894 million for the first six months, compared with $13,298 million a year ago. Net sales of the Equipment Operations were $6,187 million for the second quarter and $10,747 million for the first six months, compared with $7,469 million and $11,999 million for the respective periods last year. Net sales of the worldwide Equipment Operations decreased 17 percent for the second quarter and 10 percent for the first six months. Sales for both periods included price increases of 6 percent offset by an unfavorable currency translation effect of 6 percent. Net sales in the U.S. and Canada decreased 8 percent for the current quarter and 5 percent for the first six months. Net sales outside the U.S. and Canada decreased 30 percent for the second quarter and 18 percent for the first six months with an unfavorable currency translation effect of 13 percent for both periods.

The Company’s Equipment Operations reported operating profit of $628 million for the second quarter and $935 million for the first six months of 2009, compared with $1,102 million and $1,559 million for the same periods last year. The deterioration in both periods primarily was due to lower shipment and production volumes, higher raw material costs and the unfavorable effects of foreign currency exchange, partially offset by improved price realization. The Equipment Operations had net income of $406.1 million for the second quarter and $559.5 million for the first six months, compared with $665.5 million and $929.5 million for the same periods last year. The same operating factors mentioned above, as well as a lower effective tax rate this year, affected the results for both periods.

Trade receivables and inventories at the end of the second quarter were $7,924 million, or 32 percent of the last 12 months’ net sales, compared with $8,200 million, or 35 percent of net sales, for the same period a year ago.

Net income of the Company’s Financial Services operations for the second quarter and first six months of 2009 were $68.9 million and $115.8 million, respectively, compared to $86.4 million and $184.1 million for the same periods last year. The results were lower for both periods largely due to a higher provision for credit losses, lower commissions from crop insurance and narrower financing spreads. Benefits from investment tax credits related to wind energy projects partially offset these factors. See the following discussion for the credit operations.

Business Segment Results

•

Agricultural Equipment. Segment sales decreased 4 percent for the second quarter of 2009 largely due to the unfavorable effects of currency translation and lower shipment volumes, partially offset by improved price realization. Segment sales were up 4 percent for the first six months this year primarily due to improved price realization and higher shipment volumes, partially offset by the effects of currency translation. Operating profit was $635 million for the second quarter and $983 million for the year to date, compared with $782 million and $1,114 million for the respective periods last year. Operating profit was lower in the second quarter primarily due to lower shipment and production volumes, higher raw material costs, unfavorable impacts of foreign exchange and higher research and development expenses, partially offset by improved price realization. The operating profit for the first six months was lower largely due to higher raw material costs, the unfavorable effects of foreign exchange and higher research and development expenses, partially offset by improved price realization.

•

Commercial and Consumer Equipment. Sales for the commercial and consumer equipment segment declined 24 percent for both the second quarter and first six months this year. Operating profit was $68 million for the second quarter and $10 million for the first six months, compared with $154 million and $162 million in the same periods a year ago. The operating profit decline in both periods primarily was due to lower shipment and production volumes, the unfavorable effects of foreign exchange and higher raw material costs, partially offset by improved price realization and lower selling, administrative and general expenses.

•

Construction and Forestry. Construction and forestry sales were down 55 percent for the second quarter and 44 percent for the first six months of 2009. The segment had an operating loss of $75 million in the second quarter and $58 million for the first six months, compared with an operating profit of $166 million and $283 million for the same periods last year. The profit decrease for both periods was primarily due to significantly lower shipment and production volumes and higher raw material costs, partially offset by improved price realization and lower selling, administrative and general expenses.

•

Credit. The credit segment had an operating profit of $58 million for the second quarter and $111 million for the first six months, compared with $133 million and $265 million in the same periods last year. The decline was primarily due to a higher provision for credit losses, lower commissions from crop insurance and narrower financing spreads. Total revenues of the credit operations, including intercompany revenues, decreased 12 percent to $529 million in the current quarter from $603 million in the second quarter of 2008 and 12 percent in the first six months to $1,071 million this year from $1,217 million last year. The average balance of receivables and leases financed was 2 percent lower in the second quarter and the first six months of 2009, compared with the same periods last year. Interest expense decreased 4 percent in the current quarter and 5 percent in the first six months of 2009 as a result of lower average interest rates, partially offset by higher average borrowings. The credit operations’ consolidated ratio of earnings to fixed charges was 1.24 to 1 for the second quarter this year, compared with 1.55 to 1 in the same period last year. The ratio was 1.22 to 1 for the first six months this year, compared to 1.53 to 1 last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2009 were 76.9 percent and 77.2 percent, respectively, compared to 73.8 percent and 73.9 percent in the same periods last year. The deterioration was primarily due to lower shipment and production volumes, increased raw material costs and unfavorable effects of foreign currency exchange rates, partially offset by improved price realization.

Finance and interest income declined in both periods this year due to lower financing rates and a lower average portfolio. Other income decreased in the first six months this year primarily due to lower crop insurance commissions and decreased gains on sales of property. Research and development expenses increased in both periods primarily as a result of increased spending in support of new products. Selling, administrative and general expenses decreased in both periods primarily due to lower compensation expenses and the effect of currency translation. Interest expense decreased in both periods due to lower borrowing rates, partially offset by higher average borrowings. Other operating expenses were higher in both periods primarily due to foreign exchange losses. The effective tax rate for the provision for income taxes was lower in both periods primarily due to certain discrete items and benefits from investment tax credits related to wind energy projects.

Market Conditions and Outlook

The outlook for market conditions over the remainder of the year remains highly uncertain and the impact on the Company’s sales and earnings difficult to assess.

The Company’s equipment sales are projected to be down about 19 percent for the fiscal year and down about 26 percent for the third quarter, compared with the same periods last year. This includes a negative currency translation impact of about 5 percent for the year and about 6 percent for the third quarter. The Company’s net income is expected to be about $1.1 billion for 2009, with more risk on the downside.

•

Agriculture and Turf. Sales of the agriculture and turf segment for fiscal year 2009 are forecast to decrease by about 14 percent, including a negative currency translation impact of about 6 percent. The segment was created at the beginning of the third quarter of 2009 by combining the operations of the worldwide agricultural equipment and commercial and consumer equipment segments. Voluntary employee separations related to the new organizational structure are currently expected to result in pretax charges of approximately $50 million in the second half of 2009. Savings from the separations of about the same amount are expected to be realized in 2010.

On an industry basis, farm machinery sales in the U.S. and Canada are forecast to be flat to down slightly for the year, with support from an increase in four-wheel-drive tractors, combines, sprayers and seeding equipment. In other parts of the world, industry farm machinery sales in Western Europe are forecast to be down 10 to 15 percent for the year. Markets have continued to deteriorate in Central Europe and the CIS (Commonwealth of Independent States) countries where sales are expected to be sharply lower. In South America, industry sales are projected to decrease by 20 to 30 percent for the year. North American industry sales of turf equipment and compact utility tractors are expected to be down about 20 percent.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to decline by about 42 percent for the year, largely as a consequence of a declining global economy and historically low levels of construction activity in the U.S.

•

Credit. Net income in 2009 for the Company’s credit operations is forecast to be approximately $250 million. The forecast decrease from 2008 is primarily due to narrower financing spreads, a higher provision for credit losses and lower commissions from crop insurance, partially offset by benefits from investment tax credits related to wind energy projects.

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

Forward-looking statements involve certain factors that are subject to change, including for the Company’s agricultural equipment the many interrelated factors that affect farmers’ confidence. These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their affects on poultry and beef consumption and prices (including avian flu and bovine spongiform encephalopathy, commonly known as “mad cow” disease), crop pests and diseases (including Asian rust), and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s turf and utility equipment include general economic conditions, consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

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

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates, especially material changes in economic activity in these markets; customer confidence in the general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar, interest rates and inflation and deflation rates; capital market disruptions; significant changes in capital market liquidity, access to capital and associated funding costs; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers (including common suppliers with the automotive industry); changes in and the impact of governmental banking, monetary and fiscal policies and governmental programs in particular jurisdictions or for the benefit of certain sectors; actions by rating agencies; customer access to capital for purchases of the Company’s products and borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the sub-prime credit market crises; changes in the market values of investment assets; production, design and technological difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries (including protectionist policies that disrupt international commerce); wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Tier 4 emission requirements), noise and the risk of climate change; actions by other regulatory bodies; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and regulations; changes to accounting standards; changes in tax rates and regulations; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates. The spread of major epidemics (including H1N1 and other influenzas, SARS, fevers and other viruses) also could affect Company results. Changes in weather patterns could impact customer operations and Company results. Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs. Other factors that could affect results are acquisitions and divestitures of businesses, the integration of new businesses, the implementation of organizational changes such as combining of the agricultural and commercial and consumer equipment segments, changes in Company declared dividends and common stock issuances and repurchases.

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

The current economic downturn and market volatility have adversely affected the financial industry in which John Deere Capital Corporation and other credit subsidiaries (Credit) operate. Credit’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products. If current levels of market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Credit’s write-offs and provisions for credit losses.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2009 were $1,181 million. This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $1,144 million in the first six months of this year, primarily due to proceeds from collections of financing receivables exceeding the cost of these receivables by $813 million and maturities and sales of marketable securities exceeding purchases of marketable securities by $798 million, partially offset by purchases of property and equipment of $449 million. Cash inflows from financing activities were $2,605 million in the first six months of 2009, primarily due to an increase in borrowings of $3,071 million, which were partially offset by dividends paid of $355 million. Cash and cash equivalents increased $2,586 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2008 were $523 million. This resulted primarily from a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals, which were partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and the change in accrued income taxes payable/receivable. Cash inflows from investing activities were $388 million in the first six months of last year, primarily due to proceeds from maturities and sales of marketable securities exceeding purchases of marketable securities by $610 million, collections of financing receivables exceeding the cost of these receivables by $154 million, partially offset by purchases of property and equipment of $429 million. Cash inflows from financing activities were $75 million in the first six months of 2008, primarily due to an increase in borrowings of $1,152 million, issuances of common stock of $100 million (resulting from the exercise of stock options) and excess tax benefits from share-based compensation of $54 million, which were partially offset by repurchases of common stock of $1,002 million and dividends paid of $220 million. Cash and cash equivalents increased $9 million during the first six months last year.

Given the downturn in global economic activity and the recent significant changes in credit market liquidity, sources of funds for the Company have been impacted. However, the Company expects to have sufficient sources of liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at April 30, 2009, October 31, 2008 and April 30, 2008 was approximately $2.1 billion, $3.0 billion and $3.0 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $5.0 billion, $3.2 billion and $3.3 billion, respectively.

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

During January 2009, the Capital Corporation entered into a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6). At April 30, 2009, this facility had a total capacity, or “financing limit,” of up to $2,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and the Capital Corporation agree to renew for an additional 364 days, the Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2009, $2,092 million of secured short-term borrowings was outstanding under the agreement.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and Capital Corporation. Worldwide lines of credit totaled $4,686 million at April 30, 2009, $2,379 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2009 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2009 was $6,552 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,168 million at April 30, 2009. All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,139 million during the first six months of 2009 primarily due to a seasonal increase. These receivables decreased $256 million, compared to a year ago, primarily due to currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 18 percent at April 30, 2009, compared to 13 percent at October 31, 2008 and 20 percent at April 30, 2008. Agricultural equipment trade receivables increased $355 million, commercial and consumer equipment receivables decreased $219 million and construction and forestry receivables decreased $392 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at April 30, 2009, October 31, 2008 and April 30, 2008.

Stockholders’ equity was $6,868 million at April 30, 2009, compared with $6,533 million at October 31, 2008 and $7,350 million at April 30, 2008. The increase of $335 million during the first six months of 2009 resulted primarily from net income of $676 million, which was partially offset by dividends declared of $237 million.

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

Negative cash flows from operating activities, including intercompany cash flows, in the first six months of 2009 were $123 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions. Cash and cash equivalents increased $1,504 million in the first six months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2008 were $507 million. This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and the change in accrued income taxes payable/receivable. Partially offsetting these positive operating cash flows were cash outflows for a seasonal increase in inventories and trade receivables, and a decrease in retirement benefit accruals. Cash and cash equivalents increased $14 million in the first six months last year.

Trade receivables held by the Equipment Operations decreased $43 million during the first six months and $611 million from a year ago. The Equipment Operations sell a significant portion of their trade receivables to the credit operations. See the previous consolidated discussion of trade receivables.

Inventories increased by $509 million during the first six months, primarily reflecting a seasonal increase in agricultural equipment inventories. Inventories decreased $20 million, compared to a year ago, primarily due to currency translation partially offset by an increase in agricultural equipment inventories. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 26 percent at April 30, 2009, compared to 22 percent at October 31, 2008 and 28 percent at April 30, 2008.

Total interest-bearing debt of the Equipment Operations was $3,463 million at April 30, 2009, compared with $2,209 million at the end of fiscal year 2008 and $2,243 million at April 30, 2008.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 34 percent, 25 percent and 23 percent at April 30, 2009, October 31, 2008 and April 30, 2008, respectively.

Purchases of property and equipment for the Equipment Operations in the first six months of 2009 were $411 million, compared with $270 million in the same period last year.  Capital expenditures for the Equipment Operations in 2009 are expected to be approximately $800 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2009, the aggregate cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and receivables.  Cash provided by Financial Services operating activities was $437 million in the first six months.  Cash provided by financing activities totaled $1,307 million in the first six months, resulting primarily from an increase in external borrowings of $1,879 million, partially offset by a decrease in payables to the Equipment Operations of $465 million.  Cash used by investing activities totaled $680 million in the first six months, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $633 million.  Cash and cash equivalents increased $1,082 million in the first six months this year.

During the first six months of 2008, the aggregate cash provided by operating and financing activities was used primarily to increase receivables.  Cash provided by Financial Services operating activities was $466 million in the first six months last year.  Cash provided by financing activities totaled $423 million in the first six months, resulting primarily from an increase in external borrowings of $1,038 million, partially offset by dividends paid to Deere & Company of $506 million and a decrease in payables to the Equipment Operations of $162 million.  Cash used by investing activities totaled $904 million in the first six months last year, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $767 million and purchases of property and equipment of $159 million.  Cash and cash equivalents decreased $5 million in the first six months last year.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $339 million during the first six months of 2009 and decreased $384 million during the past 12 months.  Total acquisitions of receivables and leases were approximately the same in the first six months of 2009, compared with the same period last year.  Acquisition volumes of wholesale notes, revolving charge accounts and trade receivables were all higher, while operating loans, financing leases, retail notes and operating leases were lower in the first six months of 2009, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $22,616 million at April 30, 2009, compared with $22,281 million at October 31, 2008 and $23,075 million at April 30, 2008.  At April 30, 2009, the unpaid balance of all receivables administered but not owned, was $322 million, compared with $326 million at October 31, 2008 and $397 million at April 30, 2008.

Total external interest-bearing debt of the credit operations was $22,317 million at April 30, 2009, compared with $20,210 million at the end of fiscal year 2008 and $20,926 million at April 30, 2008.  Included in this debt are secured borrowings of $3,162 million, $1,682 million and $2,309 million for the same periods.  Total external borrowings increased during the first six months of 2009 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.6 to 1 at April 30, 2009, compared with 8.3 to 1 at October 31, 2008 and 9.7 to 1 at April 30, 2008.

During the first six months of 2009, the credit operations issued $4,212 million and retired $1,924 million of long-term borrowings.  The issuances were primarily medium-term notes.  The retirements included $300 million of 6% Notes due 2009 and the remainder consisted primarily of medium-term notes.

Purchases of property and equipment for Financial Services in the first six months of 2009 were $38 million, compared with $159 million in the same period last year, primarily related to the wind energy entities.  Capital expenditures for Financial Services in 2009 are expected to be approximately $100 million also primarily related to the wind energy entities.

Dividends

The Company’s Board of Directors at its meeting on May 27, 2009 declared a quarterly dividend of $.28 per share payable August 3, 2009, to stockholders of record on June 30, 2009.

Item 3.                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                                        CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                        Legal Proceedings

See Note 5 to the Interim Financial Statements.

Item 1A.                              Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).  There has been no material change in this information.

Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2009 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28				130.3

Mar 1 to Mar 31				130.3

Apr 1 to Apr 30				130.3

Total (2)

(1)         During the second quarter of 2009, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 116.6 million shares for the $5 billion addition using the end of the second quarter closing share price of $42.88 per share.

(2)         There were no Company purchases of common stock during the second quarter of 2009.

Item 3.                                        Defaults Upon Senior Securities

None

Item 4.                                        Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held February 25, 2009:

a.                The following directors were elected for terms expiring at the annual meeting in 2012:

	Shares Voted For	Shares Voted Against	Abstain
Crandall C. Bowles	280,313,013	84,263,758	1,155,584
Vance D. Coffman	287,788,882	76,752,432	1,191,241
Clayton M. Jones	286,397,527	77,525,208	1,809,821
Thomas H. Patrick	352,509,467	12,042,906	1,180,183

Other members of the Board of Directors are:

Robert W. Lane, Aulana L. Peters and David B. Spear who serve as directors of the Company for terms expiring at the annual meeting in 2010; and Charles O. Holliday, Jr., Dipak C. Jain, Joachim Milberg and Richard B. Myers who serve as directors of the Company for the terms expiring at the annual meeting in 2011.

b.               Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2009 fiscal year.

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
361,541,342	3,479,025	714,910	0

c.                A stockholder proposal requesting the board of directors to take the steps necessary to reorganize the board into one class subject to annual election passed with the following vote:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
361,569,937	3,138,203	1,027,136	0

d.               A stockholder proposal requesting the board of directors to adopt a policy giving stockholders an advisory vote on executive compensation failed to pass with the following vote:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
124,117,994	169,161,135	10,255,269	62,200,879

e.                A stockholder proposal requesting the board of directors to amend the by-laws to require separation of Chief Executive Officer and Chairman of the Board responsibilities failed to pass with the following vote:

Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
128,538,026	173,667,302	1,332,170	62,197,779

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

DEERE & COMPANY

Date:	June 1, 2009	By:	/s/ M. J. Mack, Jr.
M. J. Mack, Jr. Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated December 4, 2006*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.