Form 10-Q
period 2009-07-31
DEERE & CO
filed 2009-08-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	X	Accelerated Filer

Non-Accelerated Filer		Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At July 31, 2009, 422,947,967 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 39

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2009 and 2008
(In millions of dollars and shares except per share amounts) Unaudited

	2009	2008
Net Sales and Revenues
Net sales	$5,282.7	$7,070.2
Finance and interest income	459.7	511.6
Other income	142.2	156.9
Total	5,884.6	7,738.7

Costs and Expenses
Cost of sales	4,057.6	5,421.9
Research and development expenses	243.3	238.1
Selling, administrative and general expenses	659.5	772.0
Interest expense	249.3	270.2
Other operating expenses	165.7	167.5
Total	5,375.4	6,869.7

Income of Consolidated Group before Income Taxes	509.2	869.0
Provision for income taxes	87.9	307.1
Income of Consolidated Group	421.3	561.9
Equity in income (loss) of unconsolidated affiliates	(1.3)	13.3
Net Income	$420.0	$575.2

Per Share Data
Net income - basic	$.99	$1.34
Net income - diluted	$.99	$1.32

Average Shares Outstanding
Basic	422.9	429.3
Diluted	424.8	434.4

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2009 and 2008
(In millions of dollars and shares except per share amounts) Unaudited

	2009	2008
Net Sales and Revenues
Net sales	$16,029.8	$19,069.7
Finance and interest income	1,368.4	1,548.8
Other income	380.1	418.0
Total	17,778.3	21,036.5

Costs and Expenses
Cost of sales	12,356.5	14,292.3
Research and development expenses	718.4	672.5
Selling, administrative and general expenses	1,986.4	2,191.4
Interest expense	793.2	848.9
Other operating expenses	528.9	468.3
Total	16,383.4	18,473.4

Income of Consolidated Group before Income Taxes	1,394.9	2,563.1
Provision for income taxes	298.6	888.1
Income of Consolidated Group	1,096.3	1,675.0
Equity in income of unconsolidated affiliates		32.7
Net Income	$1,096.3	$1,707.7

Per Share Data
Net income - basic	$2.59	$3.94
Net income - diluted	$2.59	$3.89

Average Shares Outstanding
Basic	422.7	433.6
Diluted	424.1	439.4

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2009	2008	2008
Assets
Cash and cash equivalents	$4,314.8	$2,211.4	$2,822.8
Marketable securities	181.0	977.4	944.0
Receivables from unconsolidated affiliates	37.6	44.7	45.1
Trade accounts and notes receivable - net	3,230.0	3,234.6	3,982.7
Financing receivables - net	14,122.2	16,017.0	16,023.0
Restricted financing receivables - net	3,803.0	1,644.8	1,933.8
Other receivables	695.8	664.9	678.6
Equipment on operating leases - net	1,663.5	1,638.6	1,661.0
Inventories	3,020.0	3,041.8	3,474.2
Property and equipment - net	4,411.0	4,127.7	3,938.5
Investments in unconsolidated affiliates	214.3	224.4	215.1
Goodwill	1,293.9	1,224.6	1,329.8
Other intangible assets - net	141.8	161.4	183.4
Retirement benefits	1,185.1	1,106.0	2,047.5
Deferred income taxes	1,555.5	1,440.6	1,564.2
Other assets	1,517.2	974.7	844.0
Total Assets	$41,386.7	$38,734.6	$41,687.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,048.4	$8,520.5	$10,114.2
Payables to unconsolidated affiliates	76.0	169.2	178.5
Accounts payable and accrued expenses	5,589.9	6,393.6	6,705.3
Deferred income taxes	161.0	171.8	207.8
Long-term borrowings	16,720.9	13,898.5	13,397.4
Retirement benefits and other liabilities	3,366.9	3,048.3	3,544.5
Total liabilities	33,963.1	32,201.9	34,147.7

Commitments and contingencies (Note 5)

Common stock, $1 par value (issued shares at July 31, 2009 – 536,431,204)	2,988.1	2,934.0	2,931.0
Common stock in treasury	(5,573.8)	(5,594.6)	(5,277.4)
Retained earnings	11,321.7	10,580.6	10,353.8
Accumulated other comprehensive income (loss)	(1,312.4)	(1,387.3)	(467.4)
Stockholders’ equity	7,423.6	6,532.7	7,540.0
Total Liabilities and Stockholders’ Equity	$41,386.7	$38,734.6	$41,687.7

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2009 and 2008
(In millions of dollars) Unaudited

	2009	2008
Cash Flows from Operating Activities
Net income	$1,096.3	$1,707.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	138.7	65.1
Provision for depreciation and amortization	653.2	626.9
Share-based compensation expense	63.9	63.7
Undistributed earnings of unconsolidated affiliates	.8	(18.2)
Credit for deferred income taxes	(77.9)	(143.1)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(261.9)	(656.7)
Inventories	(88.1)	(1,212.9)
Accounts payable and accrued expenses	(902.4)	509.8
Accrued income taxes payable/receivable	(86.2)	264.6
Retirement benefits	65.4	(115.0)
Other	(118.8)	(149.3)
Net cash provided by operating activities	483.0	942.6

Cash Flows from Investing Activities
Collections of receivables	8,808.6	9,400.0
Proceeds from sales of financing receivables	10.3	38.7
Proceeds from maturities and sales of marketable securities	819.3	1,415.9
Proceeds from sales of equipment on operating leases	340.2	354.9
Proceeds from sales of businesses, net of cash sold		41.1
Cost of receivables acquired	(8,460.8)	(9,648.1)
Purchases of marketable securities	(15.9)	(769.2)
Purchases of property and equipment	(647.4)	(631.2)
Cost of equipment on operating leases acquired	(284.8)	(306.9)
Acquisitions of businesses, net of cash acquired	(47.4)	(241.4)
Other	(38.5)	(37.1)
Net cash provided by (used for) investing activities	483.6	(383.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(392.7)	60.3
Proceeds from long-term borrowings	4,732.8	4,400.3
Payments of long-term borrowings	(2,770.8)	(3,032.2)
Proceeds from issuance of common stock	9.5	107.0
Repurchases of common stock	(3.2)	(1,358.0)
Dividends paid	(354.9)	(327.9)
Excess tax benefits from share-based compensation	1.6	71.7
Other	(122.1)	(14.2)
Net cash provided by (used for) financing activities	1,100.2	(93.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	36.6	77.9

Net Increase in Cash and Cash Equivalents	2,103.4	544.2
Cash and Cash Equivalents at Beginning of Period	2,211.4	2,278.6
Cash and Cash Equivalents at End of Period	$4,314.8	$2,822.8

See Condensed Notes to Interim Financial Statements.

Condensed Notes to Interim Financial Statements (Unaudited)

(1)

The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Subsequent events have been evaluated through August 28, 2009, which is the date these financial statements were issued on Form 10-Q with the SEC.

Certain items previously reported in specific financial statement captions in the third quarter of 2008 have been reclassified to conform to the year end 2008 and third quarter of 2009 financial statement presentation. In particular, “Accrued taxes” previously presented separately has been combined with “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheet.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $201 million and $219 million in the first nine months of 2009 and 2008, respectively. The Company also had non-cash transactions for accounts payable related to purchases of property and equipment of approximately $87 million and $90 million at July 31, 2009 and 2008, respectively.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates a supplier that is a variable interest entity (VIE). The Company would absorb more than a majority of the VIE’s expected losses based on a cost sharing supply contract. No additional support beyond what was previously contractually required has been provided during the first nine months of 2009. The VIE produces blended fertilizer and other lawn care products for the agriculture and turf segment (see Note 19). The assets of the VIE that were consolidated at July 31, 2009, less the intercompany receivables of $40 million eliminated in consolidation, totaled $75 million and consisted of $63 million of inventory, $6 million of property and equipment and $6 million of other assets. The liabilities of the VIE totaled $122 million and consisted of $102 million of accounts payable and accrued expenses and $20 million of short-term borrowings. The VIE is financed through its own accounts payable and short-term

	borrowings. The assets of the VIE can only be used to settle the obligations of the VIE. The creditors of the VIE do not have recourse to the general credit of the Company.

The Company is the primary beneficiary of and consolidates certain Wind Energy entities that are VIEs, which invest in wind farms that own and operate turbines to generate electrical energy. Although the Company owns less than a majority of the equity voting rights, it owns most of the financial rights that would absorb the VIEs’ expected losses or returns. No additional support to the VIEs beyond what was previously contractually required has been provided during the first nine months of 2009. The assets of the VIEs that were consolidated at July 31, 2009 totaled $180 million and consisted primarily of property and equipment. The liabilities of the VIEs, less the intercompany borrowings of $56 million eliminated in consolidation, totaled $11 million and consisted primarily of accounts payable and accrued expenses. The VIEs are financed primarily through intercompany borrowings and equity. The VIEs’ assets are pledged as security interests for the intercompany borrowings. The remaining creditors of the VIEs do not have recourse to the general credit of the Company.

	See Note 6 for VIEs related to securitization of financing receivables.

(2)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations – Includes the Company’s agriculture and turf operations and construction and forestry operations with Financial Services reflected on the equity basis through the first nine months of 2009. The agricultural equipment operations and the commercial and consumer equipment operations were combined into the agriculture and turf operations at the beginning of the third quarter of 2009 (see Note 19).

	Financial Services – Includes the Company’s credit and certain miscellaneous service operations.

	Consolidated – Represents the consolidation of the Equipment Operations and Financial Services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

	See Notes 1 and 6 for VIE information.

(3)	An analysis of the Company’s retained earnings in millions of dollars follows:

		Three Months Ended July 31		Nine Months Ended July 31
		2009	2008	2009	2008

	Balance, beginning of period	$11,020.0	$9,898.7	$10,580.6	$9,031.7
	Net income	420.0	575.2	1,096.3	1,707.7
	Dividends declared	(118.4)	(120.2)	(355.1)	(337.6)
	Adoption of FIN No. 48 *				(48.0)
	Other	.1	.1	(.1)
	Balance, end of period	$11,321.7	$10,353.8	$11,321.7	$10,353.8

	* Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes

(4)

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

July 31 2009	October 31 2008	July 31 2008
Raw materials and supplies	$1,025	$1,170	$1,157
Work-in-process	426	519	507
Finished goods and parts	2,949	2,677	3,138
Total FIFO value	4,400	4,366	4,802
Less adjustment to LIFO basis	1,380	1,324	1,328
Inventories	$3,020	$3,042	$3,474

(5)	Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty (based on dealer inventories and retail sales). The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized warranty premiums (deferred revenue) included in the following table totaled $222 million and $242 million at July 31, 2009 and 2008, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

Three Months Ended July 31	Nine Months Ended July 31
2009	2008	2009	2008
Balance, beginning of period	$799	$811	$814	$774
Payments	(143)	(125)	(381)	(373)
Amortization of premiums received	(20)	(25)	(74)	(65)
Accruals for warranties	104	173	335	427
Premiums received	25	29	72	83
Foreign exchange	8	1	7	18
Balance, end of period	$773	$864	$773	$864

At July 31, 2009, the Company had approximately $160 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2009, the Company had an accrued liability of approximately $10 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2009 was approximately six years.

The credit operation’s subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” with A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At July 31, 2009, the maximum exposure for uncollected premiums was approximately $179 million. Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. These reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $915 million at July 31, 2009. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result at July 31, 2009, the credit operations’ accrued liability under the Agreements was not material.

At July 31, 2009, the Company had commitments of approximately $248 million for the construction and acquisition of property and equipment. Also at July 31, 2009, the Company had pledged assets of $141 million, primarily as collateral for borrowings. See Note 6 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $45 million at July 31, 2009, for which it believes the probability for payment was substantially remote. The accrued liability for these contingencies was not material at July 31, 2009.

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

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as secured borrowings. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet as shown in the following table. The securitized retail notes are recorded as “Restricted financing receivables – net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash as shown in the following table. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary. No additional support to these SPEs beyond what was previously contractually required has been provided during the first nine months of 2009.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,855 million, $1,303 million and $1,503 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,796 million, $1,287 million and $1,490 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $2,088 million, $398 million and $485 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively. The liabilities (short-term borrowings and accrued interest) related to these conduits were $1,923 million, $398 million and $479 million at July 31, 2009, October 31, 2008 and July 31, 2008, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

	July 31, 2009
Carrying value of liabilities	$ 1,923
Maximum exposure to loss	2,088

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $40 billion at July 31, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

		July 31 2009	October 31 2008	July 31 2008
Restricted financing receivables (retail notes)		$3,821	$1,656	$1,947
Allowance for credit losses		(18)	(11)	(13)
Other assets		140	56	54
Total restricted securitized assets		$3,943	$1,701	$1,988

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

		July 31 2009	October 31 2008	July 31 2008
Short-term borrowings		$3,712	$1,682	$1,966
Accrued interest on borrowings		7	3	3
Total liabilities related to restricted securitized assets		$3,719	$1,685	$1,969

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets do not need to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2009, the maximum remaining term of all restricted receivables was approximately six years.

(7)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2009	2008	% Change	2009	2008	% Change
Net sales and revenues *:
Agriculture and turf net sales ****	$4,651	$5,876	-21	$14,057	$15,500	-9
Construction and forestry net sales	632	1,194	-47	1,973	3,570	-45
Total net sales **	5,283	7,070	-25	16,030	19,070	-16
Credit revenues	501	550	-9	1,432	1,632	-12
Other revenues	101	119	-15	316	334	-5
Total net sales and revenues **	$5,885	$7,739	-24	$17,778	$21,036	-15

Operating profit (loss): ***
Agriculture and turf ****	$480	$725	-34	$1,472	$2,001	-26
Construction and forestry	(28)	93		(85)	376
Credit	95	111	-14	206	376	-45
Other	5	5		9	12	-25
Total operating profit **	552	934	-41	1,602	2,765	-42
Interest, corporate expenses – net and income taxes	(132)	(359)	-63	(506)	(1,057)	-52
Net income	$420	$575	-27	$1,096	$1,708	-36
Identifiable assets:
Agriculture and turf ****				$7,239	$7,627	-5
Construction and forestry				2,211	2,528	-13
Credit				26,967	25,203	+7
Other				267	215	+24
Corporate				4,703	6,115	-23
Total assets				$41,387	$41,688	-1

* Additional intersegment sales and revenues
Agriculture and turf net sales ****	$11	$11		$22	$35	-37
Construction and forestry net sales	2	2		3	7	-57
Credit revenues	68	57	+19	207	191	+8

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,940	$3,072	-37	$5,912	$7,942	-26
Operating profit	79	332	-76	245	925	-74

***

Operating profit (loss) is income from continuing operations before external interest expense, certain foreign exchange gains and losses, income taxes and certain corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign exchange gains or losses.

****

At the beginning of the third quarter of 2009, the Company combined the agricultural equipment and the commercial and consumer equipment organizations. As a result, these two segments have been combined into the agriculture and turf segment. The net sales, intersegment net sales, operating profit and identifiable assets for the agriculture and turf segment for the third quarter and first nine months of 2009 and 2008 were as shown above. The information for the first two quarters of 2009 and 2008 and fiscal years 2008 and 2007 in millions of dollars were as follows:

	First Quarter		Second Quarter		Years
Agriculture and Turf	2009	2008	2009	2008	2008	2007
Net sales	$3,819	$3,501	$5,587	$6,124	$20,985	$16,454
Intersegment net sales	8	11	3	13	40	75
Operating profit	289	340	703	936	2,461	1,747
Identifiable assets	7,748	6,827	7,730	7,751	7,041	5,916

(8)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31			Nine Months Ended July 31
	2009		2008	2009	2008

	Dividends declared	$.28	$.28	$.84	$.78
	Dividends paid *		$.25	$.84	* $.75

*                Due to the dividend payment dates, a quarterly dividend was not included in the third quarter of 2009. Two quarterly dividends of $.28 per share were included in the second quarter of 2009 and one quarterly dividend of $.28 per share was included in the first quarter of 2009.

(9)	A reconciliation of basic and diluted net income per share in millions, except per share amounts, follows:

				Three Months Ended July 31		Nine Months Ended July 31
				2009	2008	2009	2008
	Net income			$420.0	$575.2	$1,096.3	$1,707.7
	Average shares outstanding			422.9	429.3	422.7	433.6
	Basic net income per share			$.99	$1.34	$2.59	$3.94

	Average shares outstanding			422.9	429.3	422.7	433.6
	Effect of dilutive stock options			1.9	5.1	1.4	5.8
	Total potential shares outstanding			424.8	434.4	424.1	439.4
	Diluted net income per share			$.99	$1.32	$2.59	$3.89

Out of the total stock options outstanding during the third quarter and first nine months of 2009 and 2008, options to purchase 4.7 million shares in both periods of 2009 and 2.0 million shares in both periods of 2008 were excluded from the above diluted per share computation because the incremental shares related to the exercise of these options under the treasury stock method would have caused an antidilutive effect on net income per share.

(10)	Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

				Three Months Ended July 31		Nine Months Ended July 31
				2009	2008	2009	2008
	Net income			$420.0	$575.2	$1,096.3	$1,707.7
	Other comprehensive income (loss), net of tax:
	Retirement benefits adjustment			14.7	19.7	(90.6)	70.3
	Cumulative translation adjustment			210.8	25.5	173.4	107.5
	Unrealized gain (loss) on investments			.5	(1.4)	6.4	(2.7)
	Unrealized gain (loss) on derivatives			9.9	12.3	(14.3)	(5.0)
	Comprehensive income			$655.9	$631.3	$1,171.2	$1,877.8

(11)

The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The Company also has several defined benefit health care and life insurance plans for retired employees in the U.S. and Canada.

	The components of net periodic pension cost (income) consisted of the following in millions of dollars:

		Three Months Ended July 31		Nine Months Ended July 31
		2009	2008	2009	2008
	Service cost	$29	$40	$89	$122
	Interest cost	141	129	421	387
	Expected return on plan assets	(185)	(186)	(553)	(559)
	Amortization of actuarial loss	1	9	4	36
	Amortization of prior service cost	7	7	19	20
	Early-retirement benefits	1	1	3	2
	Net cost (income)	$(6)	$	$(17)	$8

	The components of other net periodic postretirement cost (health care and life insurance) consisted of the following in millions of dollars:

		Three Months Ended July 31		Nine Months Ended July 31
		2009	2008	2009	2008
	Service cost	$7	$13	$21	$37
	Interest cost	86	81	258	242
	Expected return on plan assets	(30)	(45)	(89)	(133)
	Amortization of actuarial loss	17	21	50	62
	Amortization of prior service credit	(3)	(5)	(9)	(13)
	Early-retirement benefits			1
	Net cost	$77	$65	$232	$195

During the first nine months of 2009, the Company contributed approximately $50 million to its pension plans and $83 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $188 million to its pension plans and $19 million to its other postretirement benefit plans in the remainder of fiscal year 2009. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(12)	Assets and liabilities measured at fair value in the financial statements on a recurring basis in millions of dollars follow:

July 31, 2009
Total	Level 1	Level 2
Marketable securities
U.S. government debt securities	$49	$32	$17
Municipal debt securities	24	24
Corporate debt securities	38	38
Residential mortgage-backed securities *	70	70
Total marketable securities	181	32	149
Other assets
Derivatives:
Interest rate contracts	630	630
Foreign exchange contracts	11	11
Cross-currency interest rate contracts	128	128
Total assets	$950	$32	$918

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$169	$169
Foreign exchange contracts	50	50
Cross-currency interest rate contracts	1	1
Total liabilities	$220	$220

* Primarily issued by U.S. government sponsored enterprises.

Financial assets measured at fair value on a nonrecurring basis and the losses during the periods in millions of dollars were as follows:

July 31, 2009	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
Level 3	Losses	Losses
Financing receivables	$ 24	$ 5	$ 11
Trade receivables	1	2

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market and income approaches.  The Company utilizes valuation models and techniques that maximize the use of observable inputs.  The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures.  These valuation techniques are consistently applied.

	The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Investments Available for Sale – The portfolio of investments is primarily valued on a matrix pricing model in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Derivative Instruments – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps.  The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables – Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach or realizable values for the underlying collateral.  The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

(13)	The fair values of financial instruments that do not approximate the carrying values in the financial statements in millions of dollars follow:

		July 31, 2009		October 31, 2008
		Carrying Value	Fair Value	Carrying Value	Fair Value
	Financing receivables	$14,122	$14,184	$16,017	$15,588
	Restricted financing receivables	3,803	3,812	1,645	1,640
	Short-term secured borrowings	3,712	3,727	1,682	1,648

	Long-term borrowings:
	Equipment Operations	$1,653	$1,754	$1,992	$1,895
	Financial Services	15,068	15,448	11,907	11,112
	Total	$16,721	$17,202	$13,899	$13,007

Fair values of the long-term financing receivables were based on the discounted values of their related cash flows at current market interest rates.  The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on the discounted values of their related cash flows at current market interest rates.  Certain long-term borrowings have been swapped to current variable interest rates.  The carrying values of these long-term borrowings included adjustments related to fair value hedges.

	Fair values of derivative financial instruments are included in Note 12. The carrying values and the fair values are the same since they are recorded at fair value.

(14)

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at July 31, 2009 was $22 million.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $769 million as of July 31, 2009.  The amount of collateral received at July 31, 2009 to offset this potential maximum loss was $40 million.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $133 million as of July 31, 2009.  None of the concentrations of risk with any individual counterparty was considered significant at July 31, 2009.

Cash flow hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings.  The total notional amount of these receive-variable/pay-fixed interest rate contracts at July 31, 2009 was $3,411 million.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approached maturity.  These amounts offset the effects of interest rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $40 million after-tax.  These contracts mature in up to 22 months.  There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amount of these receive-fixed/pay-variable interest rate contracts at July 31, 2009 was $7,423 million.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were a $3 million loss in the third quarter of 2009 and a $.3 million loss in the first nine months of 2009.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) including interest on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

Three Months Ended July 31, 2009		Nine Months Ended July 31, 2009
Interest rate contracts	$(13)	$344
Borrowings	(27)	(476)

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amount of the interest rate swaps was $1,357 million, the foreign exchange contracts was $2,266 million and the cross-currency interest rate contracts was $847 million at July 31, 2009.  There were also $2,670 million of interest rate caps purchased and $2,670 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at July 31, 2009.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 31, 2009
	Other Assets	Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$569	$99

Not designated as hedging instruments:
Interest rate contracts	61	70
Foreign exchange contracts	11	50
Cross-currency interest rate contracts	128	1
Total not designated	200	121

Total derivatives	$769	$220

The effects of derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Classification of Gains (Losses)	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
Fair Value Hedges:
Interest rate contracts	Interest expense	$(13)	$344

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)	(11)	(80)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest expense	(27)	(59)

Recognized Directly in Income
(Ineffective Portion) *:
Interest rate contracts	Interest expense	*	*

Not Designated as Hedges:
Interest rate contracts **	Interest expense	$7	$1
Foreign exchange contracts	Cost of sales	(54)	(52)
Foreign exchange contracts **	Other operating expenses	(82)	(44)
Total		$(129)	$(95)

	*	The amount is less than $.1 million.
	**	Includes interest and foreign exchange expenses from cross-currency interest rate contracts.

(15)

The Company’s unrecognized tax benefits at October 31, 2008 were $236 million of which approximately $61 million would affect the effective tax rate if they were recognized. These amounts have not changed materially at July 31, 2009. Based on worldwide tax audits which are scheduled to close over the next twelve months, the Company expects to have decreases to these uncertain tax benefits primarily related to transfer pricing. An estimate of the decreases can not be made at this time. However, they are not expected to have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.

(16)

In September 2008, the Company announced it would close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Horicon, Wisconsin, U.S. and Monterrey and Saltillo, Mexico. The Welland factory manufactures utility vehicles and attachments for the agriculture and turf businesses. The move supports ongoing efforts aimed at improved efficiency and profitability. The factory is scheduled to close by the end of 2009.

	The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

		Fiscal Year 2008	Nine Months 2009	Remainder	Total
	Pension and other postretirement benefits	$ 10	$ 3	$ 27	$ 40
	Property and equipment impairments	21			21
	Employee termination benefits	18	7		25
	Other expenses		7	4	11
	Total	$ 49	$ 17	$ 31	$ 97

All expenses are included in the agriculture and turf segment (see Note 19).  The total pretax cash expenditures associated with this closure will be approximately $50 million.  The annual pretax increase in earnings and cash flows in the future due to this restructuring is estimated to be approximately $40 million.

The remaining liability for employee termination benefits at July 31, 2009 was $21 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $1 million, which were partially offset by $5 million of benefits paid during the first nine months of 2009.

(17)	New accounting standards adopted in the first nine months of 2009 were as follows:

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

In the first quarter of 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This Statement increases the disclosure requirements for derivative instruments (see Note 14).  Most disclosures are required on an interim and annual basis.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the third quarter of 2009, the Company adopted FASB Statement No. 165, Subsequent Events.  This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, or available to be issued if not widely distributed.  The financial statements should reflect all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  The financial statements should not reflect subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet.  An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued (see Note 1).  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the third quarter of 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (see Note 13).  The new standard requires the fair value disclosures as described in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, on an interim basis.  Previously, this was disclosed on an annual basis only.  The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The effective date for both Statements is the beginning of fiscal year 2010.  The adoptions are not expected to have material effects on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.  Statement No. 166 eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales.  The effective date is the beginning of fiscal year 2011.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R).  This Statement requires a qualitative analysis to determine the primary beneficiary of a variable interest entity (VIE).  The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.  The Statement also requires additional disclosures about an enterprise’s involvement in a VIE.  The effective date is the beginning of fiscal year 2011.  The Company has currently not determined the potential effects on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP).  This Statement replaces Statement No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The effective date is the fourth quarter of 2009.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  The FSP requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The effective date of this FSP is the end of fiscal year 2010.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(18)

In November 2008, the Company acquired the remaining 50 percent ownership interest in ReGen Technologies, LLC, a remanufacturing company located in Springfield, Missouri, for approximately $40 million.  The preliminary values assigned to the assets and liabilities related to the 50 percent acquisition were approximately $13 million of inventories, $30 million of goodwill, $6 million of other assets, $3 million of accounts payable and accrued expenses and $6 million of long-term borrowings.  The goodwill generated in the transaction was the result of future cash flows and related fair values of the additional acquisition exceeding the fair value of the identifiable assets and liabilities.  The goodwill is expected to be deductible for tax purposes.  The entity was consolidated and the results of these operations have been included in the Company’s consolidated financial statements since the date of the acquisition.  The acquisition was allocated between the Company’s agricultural and turf segment and the construction and forestry segment.  The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

(19)

In April 2009, the Company announced it was combining the agricultural equipment segment with the commercial and consumer equipment segment into the agriculture and turf segment effective at the beginning of the third quarter of 2009 (see Note 7).  By combining these segments, the Company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs.  The Company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets.  Voluntary employee separations related to the new organizational structure resulted in pretax expenses of $16 million in the third quarter and are currently expected to be approximately $85 million pretax in the fourth quarter of 2009.  The expenses are expected to be approximately 60 percent cost of sales and 40 percent selling, administrative and general expenses.  Annual savings from the separation program are expected to be approximately $50 million to $60 million in 2010.

(20) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended July 31, 2009 and 2008
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Net Sales and Revenues
Net sales	$5,282.7	$7,070.2
Finance and interest income	14.6	26.1	$519.2	$560.2
Other income	84.8	101.3	74.1	66.9
Total	5,382.1	7,197.6	593.3	627.1

Costs and Expenses
Cost of sales	4,058.0	5,422.2
Research and development expenses	243.3	238.1
Selling, administrative and general expenses	540.9	657.2	121.2	116.9
Interest expense	32.7	43.3	226.9	241.5
Interest compensation to Financial Services	63.7	60.3
Other operating expenses	33.8	23.1	145.7	153.1
Total	4,972.4	6,444.2	493.8	511.5

Income of Consolidated Group before Income Taxes	409.7	753.4	99.5	115.6
Provision (credit) for income taxes	90.5	274.8	(2.6)	32.3
Income of Consolidated Group	319.2	478.6	102.1	83.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	99.2	80.3		.1
Other	1.6	16.3
Total	100.8	96.6		.1
Net Income	$420.0	$575.2	$102.1	$83.4

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF INCOME For the Nine Months Ended July 31, 2009 and 2008
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Net Sales and Revenues
Net sales	$16,029.8	$19,069.7
Finance and interest income	54.3	77.3	$1,530.9	$1,687.6
Other income	259.2	282.5	183.9	195.8
Total	16,343.3	19,429.5	1,714.8	1,883.4

Costs and Expenses
Cost of sales	12,357.6	14,293.4
Research and development expenses	718.4	672.5
Selling, administrative and general expenses	1,628.8	1,868.0	365.3	330.1
Interest expense	120.0	138.3	708.3	750.6
Interest compensation to Financial Services	181.6	176.0
Other operating expenses	156.4	105.0	426.9	415.9
Total	15,162.8	17,253.2	1,500.5	1,496.6

Income of Consolidated Group before Income Taxes	1,180.5	2,176.3	214.3	386.8
Provision (credit) for income taxes	301.8	768.1	(3.2)	120.0
Income of Consolidated Group	878.7	1,408.2	217.5	266.8

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	212.1	260.1	.3	.7
Other	5.5	39.4
Total	217.6	299.5	.3	.7
Net Income	$1,096.3	$1,707.7	$217.8	$267.5

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2009	October 31 2008	July 31 2008	July 31 2009	October 31 2008	July 31 2008
Assets
Cash and cash equivalents	$2,212.1	$1,034.6	$2,099.5	$2,102.8	$1,176.8	$723.3
Marketable securities		799.2	731.8	181.0	178.3	212.3
Receivables from unconsolidated subsidiaries and affiliates	437.7	976.2	676.1	.6
Trade accounts and notes receivable - net	842.9	1,013.8	1,259.9	3,014.5	2,664.6	3,271.1
Financing receivables - net	6.9	10.4	5.6	14,115.3	16,006.6	16,017.4
Restricted financing receivables - net				3,803.0	1,644.8	1,933.8
Other receivables	620.1	599.3	614.2	57.7	67.7	68.1
Equipment on operating leases - net				1,663.5	1,638.6	1,661.0
Inventories	3,020.0	3,041.8	3,474.2
Property and equipment - net	3,267.0	2,991.1	2,955.9	1,144.0	1,136.6	982.6
Investments in unconsolidated subsidiaries and affiliates	3,075.5	2,811.4	2,519.0	6.0	5.5	6.4
Goodwill	1,293.9	1,224.6	1,329.8
Other intangible assets - net	141.8	161.4	183.4
Retirement benefits	1,182.4	1,101.6	2,041.9	4.0	5.4	6.7
Deferred income taxes	1,687.2	1,479.4	1,590.0	85.4	80.2	77.0
Other assets	461.3	456.7	389.1	1,056.4	519.6	457.6
Total Assets	$18,248.8	$17,701.5	$19,870.4	$27,234.2	$25,124.7	$25,417.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$745.3	$217.9	$407.7	$7,303.0	$8,302.7	$9,706.5
Payables to unconsolidated subsidiaries and affiliates	76.4	169.2	178.5	400.0	931.5	631.0
Accounts payable and accrued expenses	4,937.3	5,675.8	6,127.6	1,262.7	1,165.2	1,132.5
Deferred income taxes	84.5	99.8	127.2	293.6	191.0	183.5
Long-term borrowings	1,652.9	1,991.5	1,980.8	15,068.1	11,906.9	11,416.6
Retirement benefits and other liabilities	3,328.8	3,014.6	3,508.6	39.4	34.8	37.0
Total liabilities	10,825.2	11,168.8	12,330.4	24,366.8	22,532.1	23,107.1

Commitments and contingencies (Note 5)

Common Stock, $1 par value (issued shares at July 31, 2009 – 536,431,204)	2,988.1	2,934.0	2,931.0	1,619.1	1,617.1	1,217.1
Common stock in treasury	(5,573.8)	(5,594.6)	(5,277.4)
Retained earnings	11,321.7	10,580.6	10,353.8	1,195.2	979.3	928.7
Accumulated other comprehensive income (loss)	(1,312.4)	(1,387.3)	(467.4)	53.1	(3.8)	164.4
Stockholders’ equity	7,423.6	6,532.7	7,540.0	2,867.4	2,592.6	2,310.2
Total Liabilities and Stockholders’ Equity	$18,248.8	$17,701.5	$19,870.4	$27,234.2	$25,124.7	$25,417.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF CASH FLOWS For the Nine Months Ended July 31, 2009 and 2008
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
Cash Flows from Operating Activities
Net income	$1,096.3	$1,707.7	$217.8	$267.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	17.6	7.0	121.1	58.1
Provision for depreciation and amortization	389.3	371.0	304.4	307.9
Undistributed earnings of unconsolidated subsidiaries and affiliates	(216.8)	261.1	(.3)	(.8)
Provision (credit) for deferred income taxes	(178.9)	(168.8)	101.0	25.7
Changes in assets and liabilities:
Receivables	206.4	(190.8)	3.4	2.9
Inventories	112.5	(993.6)
Accounts payable and accrued expenses	(746.3)	507.9	26.6	102.3
Accrued income taxes payable/receivable	(78.6)	254.6	(7.5)	10.0
Retirement benefits	60.2	(121.4)	5.3	6.5
Other	22.7	(9.2)	(48.5)	(53.0)
Net cash provided by operating activities	684.4	1,625.5	723.3	727.1

Cash Flows from Investing Activities
Collections of receivables			25,295.7	25,278.2
Proceeds from sales of financing receivables			33.0	101.6
Proceeds from maturities and sales of marketable securities	803.4	1,395.1	15.9	20.8
Proceeds from sales of equipment on operating leases			340.2	354.9
Proceeds from sales of businesses, net of cash sold		41.1
Cost of receivables acquired			(25,624.0)	(26,114.3)
Purchases of marketable securities	(7.6)	(691.3)	(8.4)	(77.9)
Purchases of property and equipment	(561.4)	(448.5)	(86.1)	(182.8)
Cost of equipment on operating leases acquired			(556.0)	(603.3)
Acquisitions of businesses, net of cash acquired	(47.4)	(241.4)
Other	(16.4)	(145.9)	(21.9)	(28.3)
Net cash provided by (used for) investing activities	170.6	(90.9)	(611.6)	(1,251.1)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	175.9	222.0	(568.6)	(161.7)
Change in intercompany receivables/payables	570.9	(216.0)	(570.9)	216.0
Proceeds from long-term borrowings			4,732.8	4,400.3
Payments of long-term borrowings	(77.9)	(13.4)	(2,692.9)	(3,018.8)
Proceeds from issuance of common stock	9.5	107.0
Repurchases of common stock	(3.2)	(1,358.0)
Dividends paid	(354.9)	(327.9)		(546.1)
Excess tax benefits from share-based compensation	1.6	71.7
Other	(8.4)	4.1	(113.7)	76.4
Net cash provided by (used for) financing activities	313.5	(1,510.5)	786.7	966.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.0	55.8	27.6	22.1

Net Increase in Cash and Cash Equivalents	1,177.5	79.9	926.0	464.2
Cash and Cash Equivalents at Beginning of Period	1,034.6	2,019.6	1,176.8	259.1
Cash and Cash Equivalents at End of Period	$2,212.1	$2,099.5	$2,102.8	$723.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment, lawn and turf care equipment, landscaping and irrigation products and a broad range of equipment for construction and forestry.  The Company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation.  The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The agricultural equipment segment and the commercial and consumer equipment segment were combined into the agriculture and turf segment at the beginning of the third quarter of 2009 (see Note 19).  The Company’s other operating segments continue to be the construction and forestry segment and the credit segment.

Trends and Economic Conditions

Industry farm machinery sales for 2009 are forecast to be down slightly for the year in the U.S. and Canada though sales of large tractors, combines, sprayers and seeding equipment are expected to be higher.  Industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year.  In other parts of the world, markets are expected to be sharply lower.  Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are also expected to be down about 20 percent.  The Company’s agriculture and turf equipment sales were down 21 percent for the third quarter, 9 percent for the first nine months of 2009 and are forecast to decrease about 15 percent for the full year.  This forecast includes a negative currency translation effect of about 5 percent.  The Company’s construction and forestry sales declined 47 percent in the third quarter and 45 percent in the first nine months of 2009.  These sales are expected to decrease approximately 47 percent for the year, attributable to the decline in the global economy and historically low levels of construction activity in the U.S.  Net income for the Company’s credit operations in 2009 is forecast to decrease to approximately $270 million.

Items of concern include the decline in global economic activity and expected slow recovery, the turmoil in financial markets and the effectiveness of governmental policies to promote economic recovery and the availability of credit for the Company’s customers.  The ability of the Company’s suppliers to access credit is a risk.  Significant fluctuations in foreign currency exchange rates could also impact the Company’s results.  The volatility in the price of many commodities used in the Company’s products is also a concern.  The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Designing and producing products with engines that continue to meet high performance standards, yet also comply with increasingly stringent emissions regulations, is one of the Company’s major priorities.

The Company continued to benefit from strength in the U.S. market for large farm machinery and from efforts to control costs and inventories. The Company’s construction and forestry business, as an example, is executing plans to adjust expenses and asset levels in response to the severe decline in its markets.

2009 Compared with 2008

Deere & Company’s net income for the third quarter was $420.0 million, or $0.99 per share, compared with $575.2 million, or $1.32 per share, for the same period last year.  For the first nine months, net income was $1,096.3 million, or $2.59 per share, compared with $1,707.7 million, or $3.89 per share, last year.

Worldwide net sales and revenues declined 24 percent to $5,885 million for the third quarter of 2009, compared with $7,739 million a year ago, and were down 15 percent to $17,778 million for the first nine months, compared with $21,036 million a year ago.  Net sales of the Equipment Operations were $5,283 million for the third quarter and $16,030 million for the first nine months, compared with $7,070 million and $19,070 million for the respective periods last year.  Net sales of the worldwide Equipment Operations decreased 25 percent for the third quarter and 16 percent for the first nine months.  Sales included an unfavorable currency translation effect of 4 percent for the quarter and 5 percent for the first nine months and price increases of 6 percent for both periods.  Net sales in the U.S. and Canada declined 16 percent for the current quarter and 9 percent for the first nine months.  Net sales outside the U.S. and Canada decreased 37 percent for the third quarter and 26 percent for the first nine months with an unfavorable currency translation effect of 7 percent for the quarter and 11 percent year to date.

The Company’s Equipment Operations reported operating profit of $452 million for the third quarter and $1,387 million for the first nine months of 2009, compared with $818 million and $2,377 million for the same periods last year.  The deterioration in both periods primarily was due to lower shipment and production volumes and the unfavorable effects of foreign currency exchange rates, partially offset by improved price realization and lower selling, administrative and general expenses.  In addition, higher raw material costs affected nine-month results.

The Equipment Operations reported net income of $319.2 million for the third quarter and $878.7 million for the first nine months, compared with $478.6 million and $1,408.2 million for the same periods last year.  The same operating factors mentioned above, in addition to a lower current year effective tax rate, had an impact on both quarterly and nine-month results.

Trade receivables and inventories at the end of the third quarter were $6,250 million, or 28 percent of the last 12 months’ net sales, compared with $7,457 million, or 30 percent of net sales, for the same period a year ago.

Net income of the Company’s Financial Services operations for the third quarter and first nine months of 2009 was $102.1 million and $217.8 million, respectively, compared to $83.4 million and $267.5 million for the same periods last year.  The results were higher for the third quarter largely due to benefits from investment tax credits for wind energy projects, foreign exchange gains and lower selling, administrative and general expenses.  Partially offsetting these factors were a higher provision for credit losses and narrower financing spreads.  Nine-month net income was lower primarily due to a higher provision for credit losses, narrower financing spreads and lower commissions from crop insurance, partially offset by benefits from investment tax credits and lower selling, administrative and general expenses. See the following discussion for the credit operations in the Business Segment Results.

Business Segment Results

•

Agriculture and Turf.  Segment sales declined 21 percent for the third quarter and 9 percent for the first nine months of 2009 largely due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by improved price realization.  Operating profit was $480 million for the third quarter and $1,472 million for the year to date, compared with $725 million and $2,001 million for the respective periods last year.  Operating profit was lower in both periods primarily due to lower shipment and production volumes and unfavorable impacts of foreign currency exchange rates, partially offset by improved price realization and lower selling, administrative and general expenses.  Higher raw material costs also had an unfavorable impact on the nine-month results.

•

Construction and Forestry.  Construction and forestry sales declined 47 percent for the third quarter and 45 percent for the first nine months of 2009, resulting in operating losses of $28 million in the third quarter and $85 million for the first nine months.  Last year, the segment had operating profit of $93 million and $376 million for the same periods.  The profit decrease for both periods was primarily due to significantly lower shipment and production volumes, partially offset by lower selling, administrative and general expenses and improved price realization. Higher raw material costs also had an unfavorable impact on year-to-date results.

•

Credit.  The credit segment had an operating profit of $95 million for the third quarter and $206 million for the first nine months, compared with $111 million and $376 million in the same periods last year.  Operating profit was lower for both periods primarily due to a higher provision for credit losses, narrower financing spreads and a higher pretax loss from wind energy projects, partially offset by lower selling, administrative and general expenses and foreign exchange gains.  In addition, the nine-month results were affected by lower commissions from crop insurance.  Total revenues of the credit operations, including intercompany revenues, decreased 6 percent to $569 million in the current quarter from $606 million in the third quarter of 2008 and 10 percent in the first nine months to $1,639 million this year from $1,823 million last year.  The average balance of receivables and leases financed was 1 percent lower in the third quarter and the first nine months of 2009, compared with the same periods last year.  Interest expense decreased 6 percent in the current quarter and in the first nine months of 2009 as a result of lower average interest rates, partially offset by higher average borrowings.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.42 to 1 for the third quarter this year, compared with 1.47 to 1 in the same period last year.  The ratio was 1.29 to 1 for the first nine months this year, compared to 1.51 to 1 last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2009 were 76.8 percent and 77.1 percent, respectively, compared to 76.7 percent and 74.9 percent in the same periods last year.  The deterioration was primarily due to lower shipment and production volumes and the unfavorable effects of foreign currency exchange rates, partially offset by improved price realization.  Higher raw material costs also affected the percentage for the first nine months of 2009.

Finance and interest income declined in both periods this year due to lower financing rates and a lower average portfolio.  Other income decreased in the third quarter primarily due to lower earnings from marketable securities.  Nine-month other income declined as a result of lower commissions from crop insurance and the decrease in earnings from marketable securities.  Research and development expenses increased in both periods primarily as a result of increased spending in support of new products including designing and producing products with engines to meet more stringent emissions regulations.  Selling, administrative and general expenses decreased in both periods primarily due to lower compensation expenses and the effect of currency translation.  Interest expense decreased in both periods due to lower borrowing rates, partially offset by higher average borrowings.  Other operating expenses were higher in the first nine months primarily due to foreign exchange losses.  The effective tax rate for the provision for income taxes was lower in both periods primarily due to benefits from investment tax credits related to wind energy projects and certain discrete items.  The equity in income of unconsolidated affiliates decreased in both periods as a result of lower income from construction equipment manufacturing affiliates impacted by the low levels of construction activity.

Market Conditions and Outlook

The Company’s equipment sales are projected to be down about 21 percent for the fiscal year and down about 34 percent for the fourth quarter, compared with the same periods last year.  This includes a negative currency translation impact of about 4 percent for the year and about 1 percent for the fourth quarter.  The Company’s net income is anticipated to be approximately $1.1 billion for 2009, despite the largest expected single-year sales decline in at least 50 years.  Affecting fourth quarter results will be significant production cutbacks that are being made in line with retail demand.  The quarter also will include costs for rationalizing operations, as previously announced.

•

Agriculture and Turf.  Sales of the agriculture and turf segment in fiscal year 2009 are forecast to decrease by about 15 percent, including a negative currency translation impact of about 5 percent.  As previously mentioned, at the beginning of the third quarter of 2009, the Company combined the agricultural equipment and commercial and consumer equipment segments.  Voluntary employee separations related to the new organizational structure resulted in pretax charges of $16 million in the third quarter of 2009 and will be approximately $85 million in the fourth quarter.  As previously disclosed on Form 8-K dated June 30, 2009, the total estimated charges for the separation program increased approximately $50 million from the estimate included in the second quarter Form 10-Q primarily due to an increase in anticipated acceptances.  Annual savings from the separation program are expected to be approximately $50 million to $60 million in 2010.

On an industry basis, farm machinery sales in the U.S. and Canada are forecast to be down slightly for the year, though sales of large tractors, combines, sprayers and seeding equipment are expected to be higher.  In other parts of the world, industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year while markets in Central Europe and the Commonwealth of Independent States are expected to be sharply lower.  In South America, industry sales are projected to decrease by 20 to 30 percent for the year.  Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be down about 20 percent.

•

Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to decline by about 47 percent for the year. The decline is attributable to a declining global economy, historically low levels of U.S. construction activity, and further deterioration in forestry markets worldwide.

•

Credit.  Net income in fiscal year 2009 for the Company’s credit operations is forecast to be approximately $270 million.  The forecast decrease from 2008 is primarily due to narrower financing spreads, a higher provision for credit losses and lower commissions from crop insurance, partially offset by benefits from investment tax credits related to wind energy projects.

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

All of the Company’s businesses and its reported results are affected by general economic conditions in, and the political and social stability of, the global markets in which the Company operates, especially material changes in economic activity in these markets; customer confidence in the general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar, interest rates and inflation and deflation rates; capital market disruptions; significant changes in capital market liquidity, access to capital and associated funding costs; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers (including common suppliers with the automotive industry); changes in and the impact of governmental banking, monetary and fiscal policies and governmental programs in particular jurisdictions or for the benefit of certain sectors; actions by rating agencies; customer access to capital for purchases of the Company’s products and borrowing and repayment practices, the number and size of customer loan delinquencies and defaults, and the housing market credit crisis; changes in the market values of investment assets; production, design and technological difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; trade, monetary and fiscal policies of various countries (including protectionist policies that disrupt international commerce); wars and other international conflicts and the threat thereof; actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Tier 4 emission requirements), noise and the risk of climate change; actions by other regulatory bodies; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and regulations; changes to accounting standards; changes in tax rates and regulations; the effects of, or response to, terrorism; and changes in laws and regulations affecting the sectors in which the Company operates.  The spread of major epidemics (including H1N1 and other influenzas, SARS, fevers and other viruses) also could affect Company results.  Changes in weather patterns could impact customer operations and Company results.  Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those resulting from governmental action, if any.  Other factors that could affect results are acquisitions and divestitures of businesses, the integration of new businesses, the implementation of organizational changes such as combining of the agricultural and commercial and consumer equipment segments, changes in Company declared dividends and common stock issuances and repurchases.

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.  Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows.  The Company’s investment management operations could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

General economic conditions can affect the demand for the Company’s equipment as well.  Current negative economic conditions and outlook have dampened demand for certain equipment.  Furthermore, governmental programs providing assistance to certain industries or sectors could negatively impact the Company’s competitive position.

The economic downturn and market volatility have adversely affected the financial industry in which John Deere Capital Corporation and other credit subsidiaries (Credit) operate.  Credit’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient.  Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Credit’s write-offs and provisions for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2009 were $483 million.  The positive cash flows resulted primarily from net income adjusted for non-cash provisions, which were partially offset by a decrease in accounts payable and accrued expenses, an increase in receivables related to sales and the change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $484 million in the first nine months of this year, primarily due to proceeds from maturities and sales of marketable securities exceeding the cost of marketable securities by $803 million and collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and cost of equipment on operating leases acquired by $403 million.  These inflows were partially offset by purchases of property and equipment of $647 million and the acquisitions of businesses of $47 million.  Cash inflows from financing activities were $1,100 million in the first nine months of 2009, primarily due to an increase in borrowings of $1,569 million, which were partially offset by dividends paid of $355 million.  Cash and cash equivalents increased $2,103 million during the first nine months this year.

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

Given the downturn in global economic activity and the significant changes in credit market liquidity, sources of funds for the Company have been impacted.  However, the Company expects to have sufficient sources of liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2009, October 31, 2008 and July 31, 2008 was approximately $0.5 billion, $3.0 billion and $3.3 billion, respectively, while the total cash and cash equivalents and marketable securities position was approximately $4.5 billion, $3.2 billion and $3.8 billion, respectively.

On December 4, 2008, John Deere Capital Corporation (Capital Corporation) and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP).  During December 2008, Capital Corporation issued $2.0 billion of fixed-rate medium-term notes due June 19, 2012 at a rate of 2.875%, which are guaranteed by the FDIC under the TLGP.  Following that issuance, the FDIC notified Capital Corporation that it needed additional review and written determination from the FDIC prior to issuing additional guaranteed debt.  Accordingly, Capital Corporation submitted documentation to the FDIC seeking further guidance.  Capital Corporation has received written notification from the FDIC that the FDIC denied the request and that the FDIC had determined that such a denial was appropriate because the request was inconsistent with the primary purpose of the TLGP.  The notes issued under the TLGP during December 2008 continue to carry the FDIC guarantee.

During January 2009, Capital Corporation entered into a new revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 6).  At July 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,500 million of secured financings at any time.  After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2009, $2,365 million of secured short-term borrowings was outstanding under the agreement.  During August 2009, Capital Corporation liquidated approximately $950 million of its secured borrowings under this revolving credit agreement in addition to the normal payments related to collections on the securitized retail notes.

In June 2009, Capital Corporation issued a $674 million retail note securitization transaction.  The retail notes related to this secured borrowing were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and Capital Corporation.  Worldwide lines of credit totaled $4,741 million at July 31, 2009, $4,006 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2009 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012.  The credit agreement requires Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2009 was $7,445 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $13,826 million at July 31, 2009.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables decreased $5 million during the first nine months of 2009.  These receivables decreased $753 million, compared to a year ago, primarily due to lower production and shipment volumes and currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at July 31, 2009, compared to 13 percent at October 31, 2008 and 16 percent at July 31, 2008.  Agriculture and turf trade receivables decreased $400 million and construction and forestry receivables decreased $353 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at July 31, 2009, 2 percent at October 31, 2008 and 3 percent at July 31, 2008.

Stockholders’ equity was $7,424 million at July 31, 2009, compared with $6,533 million at October 31, 2008 and $7,540 million at July 31, 2008.  The increase of $891 million during the first nine months of 2009 resulted primarily from net income of $1,096 million and an increase in the cumulative translation adjustment of $173 million, which were partially offset by dividends declared of $355 million.

Equipment Operations

The Company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers.  The Equipment Operations sell most of their trade receivables to the Company’s credit operations.  As a result, the seasonal variations in the financing requirements of the Equipment Operations have declined.  To the extent necessary, funds provided from operations are supplemented by external financing sources.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2009 were $684 million.  This resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables and inventories, and an increase in retirement benefit accruals.  Partially offsetting the operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash and cash equivalents increased $1,178 million in the first nine months this year.

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

Trade receivables held by the Equipment Operations decreased $171 million during the first nine months and $417 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to the credit operations.  See the previous consolidated discussion of trade receivables.

Inventories decreased by $22 million during the first nine months, primarily due to lower production volume, partially offset by currency translation.  Inventories decreased $454 million, compared to a year ago, primarily due to lower production volume and currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 25 percent at July 31, 2009, compared to 22 percent at October 31, 2008 and 26 percent at July 31, 2008.

Total interest-bearing debt of the Equipment Operations was $2,398 million at July 31, 2009, compared with $2,209 million at the end of fiscal year 2008 and $2,389 million at July 31, 2008.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 24 percent, 25 percent and 24 percent at July 31, 2009, October 31, 2008 and July 31, 2008, respectively.

Purchases of property and equipment for the Equipment Operations in the first nine months of 2009 were $561 million, compared with $449 million in the same period last year.  Capital expenditures for the Equipment Operations in 2009 are expected to be approximately $800 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2009, the aggregate cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and receivables.  Cash provided by Financial Services operating activities was $723 million in the first nine months.  Cash provided by financing activities totaled $787 million in the first nine months, resulting primarily from an increase in external borrowings of $1,471 million, partially offset by a decrease in payables to the Equipment Operations of $571 million.  Cash used by investing activities totaled $612 million in the first nine months, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $544 million.  Cash and cash equivalents increased $926 million in the first nine months this year.

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

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  Receivables and leases increased $642 million during the first nine months of 2009 and decreased $287 million during the past 12 months.  Total acquisitions of receivables and leases were 2 percent lower in the first nine months of 2009, compared with the same period last year.  Acquisition volumes of wholesale notes and revolving charge accounts were higher, while operating loans, financing leases, retail notes, operating leases and trade receivables were lower in the first nine months of 2009, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $22,893 million at July 31, 2009, compared with $22,281 million at October 31, 2008 and $23,253 million at July 31, 2008.  At July 31, 2009, the unpaid balance of all receivables administered but not owned, was $296 million, compared with $326 million at October 31, 2008 and $370 million at July 31, 2008.

Total external interest-bearing debt of the credit operations was $22,371 million at July 31, 2009, compared with $20,210 million at the end of fiscal year 2008 and $21,123 million at July 31, 2008.  Included in this debt are secured borrowings of $3,712 million, $1,682 million and $1,966 million for the same periods.  Total external borrowings increased during the first nine months of 2009 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 8.1 to 1 at July 31, 2009, compared with 8.3 to 1 at October 31, 2008 and 9.6 to 1 at July 31, 2008.

During the first nine months of 2009, the credit operations issued $4,733 million and retired $2,693 million of long-term borrowings.  The issuances were primarily medium-term notes.  The retirements included $300 million of 6% Notes due 2009 and the remainder consisted primarily of medium-term notes.

Purchases of property and equipment for Financial Services in the first nine months of 2009 were $86 million, compared with $183 million in the same period last year, primarily related to the wind energy entities.  Capital expenditures for Financial Services for the remainder of 2009 are not expected to be significant.

Dividends

The Company’s Board of Directors at its meeting on August 26, 2009 declared a quarterly dividend of $.28 per share, payable November 2, 2009 to stockholders of record on September 30, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 5 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2009 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31				128.0

Jun 1 to Jun 30				128.0

Jul 1 to Jul 31				128.0

Total (2)

(1)

During the third quarter of 2009, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 114.3 million shares for the $5 billion addition using the end of third quarter closing share price of $43.74 per share.

(2) There were no Company purchases of common stock during the third quarter of 2009.

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

DEERE & COMPANY

Date:	August 28, 2009	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 10-K of registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3 to Form 8-K of registrant dated December 4, 2006*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.