Form 10-K
period 2009-10-31
DEERE & CO
filed 2009-12-17
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2009 was $18,057,734,215. At November 30, 2009, 422,637,808 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 24, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into three major business segments.

The agriculture and turf segment, created by combining the former agricultural equipment and commercial and consumer equipment segments, manufactures and distributes a full line of farm and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes referred to as the “Equipment Operations.” The credit and certain miscellaneous service operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on pages 18 — 19. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

Company equipment sales are projected to be down about 1 percent for fiscal year 2010 and be down about 10 percent for the first quarter compared with the same periods a year ago. This includes a favorable currency-translation impact of about 1 percent for the year and about 3 percent for the quarter. The Company’s net income is anticipated to be approximately $900 million for 2010. Mainly due to lower discount rates, the Company expects postretirement benefit costs to be about $400 million higher on a pretax basis in 2010 than in 2009.

Agriculture and Turf. Worldwide sales of the agriculture and turf segment are forecast to decrease by about 4 percent for the fiscal year 2010, including a favorable currency translation impact of about 2 percent. On an industry basis, farm-machinery sales in the U.S. and Canada are forecast to be down about 10 percent for the year. Cash receipts and commodity prices, while below their prior peaks, are anticipated to remain at healthy levels. However, farmers are expected to be cautious in their purchasing decisions as a result of negative overall economic conditions and near term profitability issues in the livestock and dairy sectors.

In other parts of the world, industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year mainly due to weakness in the livestock, dairy and grain sectors. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure partly as a result of weak general economic conditions, including low levels of available credit. In South America, industry sales are projected to increase by 10 to 15 percent in 2010. Among other positive factors, parts of South America are benefiting from a return to more normal weather patterns after last year’s severe drought. The Brazilian market is expected to receive support from good incomes for soybean and sugarcane producers and the continued availability of attractive government supported financing. The forecast assumes that the Brazilian currency does not strengthen further against the U.S. dollar. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be flat for the year as a result of negative U.S. economic conditions.

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 18 percent in 2010. Sales are expected to be helped by aggressive inventory reductions in the previous year that position the Company to align production with retail demand. Despite an increase in housing starts from historically low levels, U.S. construction equipment markets are forecast to be down for the year resulting from a decline in non-residential construction activity and lower used equipment values. Global forestry markets are expected to experience some recovery based on higher demand for pulp and paper, driven by higher worldwide economic output, as well as the expected increase in U.S. housing starts.

Credit. Full-year 2010 net income for the Company’s credit operations is forecast to be approximately $240 million. The forecast increase from 2009 primarily is due to higher commissions from crop insurance and increased revenue from wind energy projects.

2009 Consolidated Results Compared with 2008

Worldwide net income in 2009 was $873 million, or $2.06 per share diluted ($2.07 basic), compared with $2,053 million, or $4.70 per share diluted ($4.76 basic), in 2008. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax) or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues decreased 19 percent to $23,112 million in 2009, compared with $28,438 million in 2008. Net sales of the Equipment Operations decreased 20 percent in 2009 to $20,756 million from $25,803 million last year. The sales decrease was primarily due to lower shipment volumes. The decrease also included an unfavorable effect for currency translation of 4 percent, more than offset by price realization of 5 percent. Net sales in the U.S. and Canada decreased 14 percent in 2009. Net sales outside the U.S. and Canada decreased by 28 percent, which included an unfavorable effect of 8 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $1,365 million in 2009, compared with $2,927 million in 2008. The deterioration in operating profit was primarily due to lower shipment and production volumes, the unfavorable effects of foreign currency exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses, partially offset by improved price realization and lower selling, administrative and general expenses.

The Equipment Operations’ net income was $678 million in 2009, compared with $1,676 million in 2008. The same operating factors mentioned above, in addition to a higher effective tax rate, affected these results.

Trade receivables and inventories at October 31, 2009 were $5,014 million, compared with $6,276 million last year, or 24 percent of net sales in both years.

Net income of the Company’s Financial Services operations in 2009 decreased to $203 million, compared with $337 million in 2008. The decrease was primarily a result of a higher provision for credit losses, lower commissions from crop insurance, narrower financing spreads and higher losses from construction equipment operating lease residual values, partially offset by a lower effective tax rate primarily from wind energy tax credits and lower selling, administrative and general expenses.  Additional information is presented in the following discussion of the credit operations.

The cost of sales to net sales ratio for 2009 was 78.3 percent, compared with 75.9 percent last year. The increase was primarily due to lower shipment and production volumes, unfavorable effects of foreign exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses.

Additional information on 2009 results is presented on pages 17 – 19.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment was created at the beginning of the third quarter of 2009 by combining the former agricultural equipment segment and the commercial and consumer equipment segment in order to achieve greater alignment and efficiency by leveraging common processes, standards and resources. Combining these segments into a new agriculture and turf segment was one of the early components in the adoption of a new global operating model designed to enable geographic growth and increase competitiveness for the segment.

The agriculture and turf segment manufactures and distributes a full line of agricultural and turf equipment and related service parts. As an additional component of the global operating model, the segment is currently consolidating its equipment operations into five product platforms — including crop harvesting (combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders); turf and utility (utility vehicles, riding lawn equipment, walk behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications; and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors).  The segment also provides integrated agricultural management systems technology and landscapes and nursery products.

In addition to the John Deere brand, the agriculture and turf segment also manufactures and sells a variety of equipment attachments under the Frontier brand name, walk-behind mowers and scarifiers in Europe under the SABO brand name, and tractors in China under the Benye brand name. The segment also builds products for sale by mass retailers, including The Home Depot and Lowe’s.  John Deere Landscapes, a unit of the segment, distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. John Deere Water, a unit of the agriculture and turf segment, manufactures and distributes precision agriculture irrigation equipment and supplies. In 2008, John Deere expanded its water technology business with the acquisitions of T-Systems International, Inc. and Plastro Irrigation Systems, Ltd. John Deere also purchases certain products from other manufacturers for resale.

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and governmental policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, energy costs and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment buying. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations’ total agricultural equipment sales in the United States and Canada, and a growing proportion of sales in many countries outside North America, is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. Additionally, as John Deere expands its business globally, especially in developing countries where demand for smaller equipment is greater, John Deere’s sales of tractors below 100 horsepower have increased. The Company has developed a comprehensive agricultural management systems approach using advanced technology and global satellite positioning to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use and to gather information.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, the Company offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In the United States and Canada, there are typically several used equipment trade-in transactions for every new combine and cotton harvesting equipment sale. To provide support to the Company’s dealers for these used equipment trade-ins, the Company provides dealers with a fixed pool of funds which can be used to either defray the costs of carrying used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

Retail demand for turf and utility equipment normally is higher in the second and third quarters. John Deere is pursuing a strategy of building and shipping as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories through the year, production and shipment schedules of these product lines normally will be proportionately higher in the second and third quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments.  This segment’s forestry machines and attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale.

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

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell and Deere collaborate to design articulated dump trucks  which are manufactured  by Deere in the United States for John Deere’s distribution under the Deere trade name in North, Central and South America. Deere licenses Bell to manufacture and sell certain Deere-designed construction equipment in specified territories of Africa.  Bell is also the distributor of certain Deere manufactured construction equipment under the Bell trade name and forestry equipment under the Deere trade name in certain territories of Africa.

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

John Deere has expanded the construction and forestry segment’s business outside of the United States and Canada by entering into a joint venture in China. In 2008, John Deere entered into a joint venture with Xuzhou Bohui Science & Technology Development CO. Ltd. (“Xuzhou”) by purchasing a 50% ownership interest in Xuzhou’s wholly-owned excavator manufacturing subsidiary, Xuzhou Xuwa Excavator Machinery CO. Ltd. (now known as Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (“Xuzhou XCG”)).

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc. and Nortrax Canada Inc. (formerly known as Ontrac Equipment Services, Inc.) (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the United States and Canada.  John Deere also owns retail forestry operations in Finland, Ireland, Norway, Russia, Sweden and the United Kingdom.

Competition

The Equipment Operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, the Company’s brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CNH Global N.V., Kubota Tractor Corporation and The Toro Company, and many regional and local competitors.  These competitors have varying numbers of product lines competing with the segment’s products and each have varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as India and China where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. Additionally, John Deere has announced plans to increase its business in Russia, including establishing a new manufacturing facility near Moscow for equipment assembly. Recent industry and regulatory changes have negatively impacted John Deere’s competitive position in the potential high growth Russian markets during the fiscal year. Although these changes may continue to have an impact in the future, John Deere believes the new manufacturing facility in Russia will help mitigate this effect. The segment’s turf equipment is sold primarily in highly competitive North American and Western European markets. The agriculture and turf segment’s recently adopted global operating model, currently in the implementation phase, is designed to enhance the segment’s competitive position by reducing complexity, implementing standard processes and increasing customer focus, speed and flexibility while building on the segment’s broad global reach and deep understanding of the agriculture and turf care markets.

The construction and forestry segment operates in highly competitive North American and global markets, and is seeking to grow its competitive position in other parts of the world, including China, Russia and India. Global competitors of the construction and forestry segment include Caterpillar, Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Tigercat Industries Inc. and Ponsse Plc. This segment provides equipment that competes for over 90 percent of the estimated total North American market for those sized categories of construction, earthmoving and material handling equipment. The segment also provides the most complete line of forestry machines and attachments available in the world. These forestry machines and attachments are distributed under the John Deere and Waratah brand names. During the fiscal year, the global economic downturn has led to significant reductions in demand for construction and forestry equipment, creating excess capacity and an environment of increased pricing pressure.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products and to develop new products. Such expenditures were $977 million or 4.7 percent of net sales of equipment in 2009, $943 million or 3.7 percent in 2008, and $817 million or 3.8 percent in 2007.

Manufacturing

Manufacturing Plants. In the United States and Canada, the Equipment Operations own and operate 18 factory locations and lease and operate another five locations, which contain approximately 26.8 million square feet of floor space. Of these 23 factories, 17 are devoted primarily to agriculture and turf equipment, two to construction and forestry equipment, and one engine factory, one engine remanufacturing factory and two hydraulic and power train component facilities. Outside the United States and Canada, the Equipment Operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Mexico, the Netherlands and Russia; engine factories in Argentina, France, India and Mexico; a component factory in Spain; and forestry equipment factories in Finland and New Zealand. In addition, John Deere Water has manufacturing operations outside of North America in Argentina, Australia, Brazil, Chile, Ecuador, France, India, Israel and Spain. These factories and manufacturing operations outside the United States and Canada contain approximately 16.4 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines a majority of which are manufactured for the Company’s Equipment Operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the United States, an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the United States and Canada, the Xuzhou XCG joint venture that builds excavators, ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products and a venture that remanufactures turbochargers, diesel particulate filters and electronics.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy the Company’s current expectations for retail market demand. The Equipment Operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. The Company has implemented flexible assembly lines that can handle a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. The Company is experiencing volatility in the price of many raw materials. The Company has responded to cost pressures by implementing the cost-reduction measures described above and increasing prices. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The Equipment Operations’ capital expenditures totaled $772 million in 2009, compared with $781 million in 2008, and $575 million in 2007. Provisions for depreciation applicable to these operations’ property and equipment during these years were $450 million, $432 million, and $389 million, respectively. Capital expenditures for the Equipment Operations in 2010 are currently estimated to be approximately $850 million to $900 million. The 2010 expenditures will relate primarily to Tier 4 emission requirements and the modernization and restructuring of key manufacturing facilities, and will also relate to the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as the Company continues to pursue technological innovations. The Company’s policy is to further John Deere’s competitive position by filing patent applications in the United States and internationally to protect technology and improvements considered important to the business. The Company believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to the Company’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan and green and yellow equipment colors, are an integral part of the Company’s business, and their loss could have a material adverse effect on John Deere’s business.

Marketing

In the United States and Canada, the Equipment Operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Lenexa, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; and one construction, earthmoving, material handling and forestry equipment sales and administration office located in Moline, Illinois. In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with several regional parts depots and distribution centers in the United States and Canada and have an agreement with a third party to operate a high-volume parts warehouse in Indiana.  John Deere Landscapes operates its business from 539 branch locations throughout the United States and Canada, along with 87 “Stores-on-Wheels.”

The facilities in the United States and Canada market John Deere products at approximately 2,565 dealer locations, most of which are independently owned. Of these, approximately 1,557 sell agricultural equipment, while 402 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 402 locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations, and about 606 turf-only locations, many of which also handle dissimilar lines of products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

Outside the United States and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, Germany, France, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Turkey, the United Kingdom and Uruguay. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the United States and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the United States, Brazil, Finland, Russia and Singapore. Some of these dealers are independently owned while the Company owns others.  The Equipment Operations operate a centralized parts distribution warehouse in Germany in coordination with several regional parts depots and distribution centers in Argentina, Brazil, Russia, Sweden, South Africa and the United Kingdom.

John Deere Water operates from 24 sales and marketing locations and 21 warehousing locations in 14 countries including Argentina, Australia, Brazil, Chile, China, Columbia, Ecuador, France, India, Israel, Peru, Spain, Turkey and the United States. Its products are marketed through approximately 1,500 independent dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

The Company purchases raw materials and some manufactured components and replacement parts for its equipment, engine and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings and forgings and ready to assemble components made to certain specifications. The Company also purchases various goods and services used in production, logistics, offices and research and development processes. The Company maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. The Company uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect the Company’s intellectual property and minimize other supply-related risks. Supplier-related risks monitored by the Company to minimize the likelihood of the supply base causing business disruption include supplier financial viability, business continuity, quality and delivery. In fiscal year 2009, the Company experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $3.6 billion at October 31, 2009, compared with $6.7 billion at October 31, 2008. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of backlog orders accumulates during any period.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise primarily from sales of goods to independent dealers. Most trade receivables originated by the Equipment Operations are purchased by Financial Services. The Equipment Operations compensate Financial Services at market rates of interest for these receivables. Additional information appears in Note 12 to the Consolidated Financial Statements.

FINANCIAL SERVICES

Credit Operations

United States and Canada. The Company’s credit segment (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. The Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a United States credit subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the United States. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). In the United States, certain Company subsidiaries included in the credit segment also offer certain crop risk mitigation products and invest in wind energy generation.

Retail notes acquired by the sales facilities are immediately sold to the Credit Companies. The Equipment Operations are the Credit Companies’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization.

The Credit Companies offer retail leases to equipment users in the United States. A small number of leases are executed with units of local government. Leases are usually written for periods of two to five years, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and John Deere Limited.

The Credit Companies’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The Credit Companies’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20 percent on agricultural equipment, 10 percent on construction and forestry equipment and 10 percent on turf care equipment used for personal use. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The Credit Companies generally receive compensation from the sales facilities equal to a competitive interest rate for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the Equipment Operations.

The Company has an agreement with the Capital Corporation to make income maintenance payments to the Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2009 and 2008, the Capital Corporation’s ratios were 1.28 to 1 and 1.52 to 1, respectively, and never less than 1.12 to 1 and 1.43 to 1 for any fiscal quarter of 2009 and 2008, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of the Capital Corporation and to maintain the Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to the Capital Corporation under the agreement are independent of whether the Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of the Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of the Capital Corporation and are enforceable only by or in the name of the Capital Corporation. No payments were required under this agreement in 2009 or 2008.

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

Capital Expenditures. The Credit operations’ capital expenditures (cost reductions) totaled $(5) million in 2009, compared with $337 million in 2008, and $450 million in 2007. The capital expenditures for 2009 were more than offset by cost reductions due to becoming eligible for government grants for certain wind energy investments related to costs recognized in prior and current periods.  Provisions for depreciation applicable to these operations’ property and equipment during these years were $62 million, $34 million, and $13 million, respectively. Capital expenditures for the credit operations in 2010 are currently estimated to be approximately $200 million. The increases in capital expenditures since 2004 have related primarily to investments in wind energy generation.

Additional information on the Credit Companies appears on pages 18, 19, 21 and 24.

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

EMPLOYEES

At October 31, 2009, John Deere had approximately 51,300 full-time employees, including approximately 28,000 employees in the United States and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 34 percent of John Deere’s United States employees. Most of the Company’s United States production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

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

Name, age and office (at December 1, 2009), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	56	President and Chief Executive Officer	2009	2005-2009 President, Worldwide Construction & Forestry Division and John Deere Power Systems
David C. Everitt	57	President, Agriculture and Turf Division-North America, Asia, Australia, Sub-Saharan and South Africa, and Global Tractor and Turf Products	2009

2006-2009 President, Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing 2001-2006 President, Agricultural Division - Europe, Africa, Middle East, South America and Global Harvesting Equipment Sourcing

James M. Field	46	Senior Vice President and Chief Financial Officer	2009	2007-2009 President, Worldwide Commercial & Consumer Equipment Division; 2002-2007 Vice President and Comptroller
Jean H. Gilles	52	Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group, and Advanced Technology and Innovation	2009	2005-2009 Senior Vice President, John Deere Power Systems
James A. Israel	53	President, John Deere Credit	2006	2003-2006 Vice President Marketing and Product Support - Europe, Africa and Middle East, Worldwide Agricultural Division
James R. Jenkins	64	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Michael J. Mack, Jr.	53	President, Worldwide Construction & Forestry Division	2009

2006-2009 Senior Vice President and Chief Financial Officer; 2004-2006 Vice President and Treasurer; 2001-2004 Senior Vice President Marketing and Administration, Worldwide Commercial & Consumer Equipment Division

Markwart von Pentz	46	President, Agriculture and Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products	2009

2007-2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing; 2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East; 2005-2006 Vice President Agricultural Marketing U.S. & Canada

ITEM 1A.	RISK FACTORS.

Governmental Actions. The Company’s businesses are exposed to a variety of risks and uncertainties related to the action or inaction of governmental bodies. The outcome of the global negotiations under the auspices of the World Trade Organization could have a material effect on the international flow of agricultural commodities which may result in a corresponding effect on the demand for agricultural equipment in many areas of the world. The policies of the Brazilian government (including those related to exchange rates and commodity prices) and Argentine government could significantly change the dynamics of the agricultural economy in South America.

With respect to the ongoing global economic conditions, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets. To the extent that the Company participates in governmental programs designed to address current negative conditions, both in the United States and in other countries, there is no assurance such programs will remain available for sufficient periods of time or on acceptable terms to benefit the Company, and the expiration of such programs could have unintended adverse effects. In addition, certain competitors may be eligible for certain programs that the Company is ineligible for, which may create a competitive disadvantage. The Company’s operations and results could also be materially impacted by financial regulatory reform. Governmental policies on taxes and spending can also affect the Company, especially the construction and forestry segment due to the impact of government spending on infrastructure development.

Changing Demand for Farm Outputs. Changing worldwide demand for food and the demand for different forms of bio-energy could have an effect on prices for farm commodities and consequently the demand for the Company’s agricultural equipment. In addition, global economic conditions may have an impact on agricultural commodity prices.

Impact of Globalization. The continuing globalization of businesses may significantly change the dynamics of the Company’s competition, customer base and product offerings. The Company’s efforts to grow its businesses depend to a large extent on access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Brazil, Russia, India and China. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions. Operating in a large number of different regions and countries exposes the Company to multiple regulatory requirements that are subject to change; increased exposure to currency fluctuations; differing local product preferences and product requirements; differing labor regulations and differing tax laws. Simultaneously, these emerging markets are becoming more important as their economies grow, as other international companies grow globally and local low cost manufacturers expand their production capacities.

Economic Conditions and Outlook. Conditions in the global financial markets and general economy materially affect the Company’s results of operations. The demand for the Company’s products and services could be adversely affected in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower business investment. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s investment management activities could be adversely impacted by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for the Company’s equipment. Current negative economic conditions and outlook have decreased housing starts and other construction and dampened demand for certain construction equipment. The Company’s turf operations and its construction and forestry segment are dependent on construction activity and general economic conditions. Significant or prolonged declines in construction activity and housing starts could have a material adverse effect on the Company’s results of operations. If continuing negative economic conditions extend to the overall farm economy, there could be a similar effect on agricultural equipment sales.

Currency Fluctuations. The reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on the Company’s results.

Risks to Financial Services. Current negative economic conditions have adversely affected the financial industry in which the credit segment operates. The credit segment provides financing to a significant portion of John Deere sales worldwide. The credit segment’s inability to access funds to support its financing activities to the Company’s customers could have a material adverse effect on the Company’s business. The credit segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, continued negative market conditions could further reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the credit segment’s write-offs and provisions for credit losses.

Consumer Attitudes. The confidence the Company’s customers have in the general economic outlook can have a significant effect on their propensity to purchase equipment and, consequently, on the Company’s sales. Continuing negative economic conditions could significantly impair customer confidence. The Company’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is important as well.

Weather Conditions. Poor or unusual weather conditions, particularly in the spring, can significantly affect the purchasing decisions of the Company’s customers, particularly the customers of the agriculture and turf segment. Sales of turf care equipment in the important spring selling season can be dramatically impacted by weather.

Supply Base and Raw Material Costs. Many of the Company’s suppliers also supply the automotive industry. The severe downturn in automotive sales and the weak financial condition and restructuring of some major automakers could cause these suppliers to face severe financial hardship and disrupt the Company’s access to critical components. Changes in the availability and price of raw materials, which are more likely to occur during times of economic volatility, could have a material negative impact on the Company’s costs of production and, in turn, on the profitability of the business.

Interest Rates and Credit Ratings. Rising interest rates could have a dampening effect on overall economic activity and could affect the demand for the Company’s equipment. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company’s credit segment. Decisions and actions by credit rating agencies can affect the availability and cost of funding for the Company. Credit rating downgrades or negative changes to ratings outlooks can increase the Company’s cost of capital and hurt its competitive position. Guidance from rating agencies as to acceptable leverage can affect the Company’s returns as well.

Environmental Risk. The Company’s operations are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the United States and regulatory authorities with jurisdiction over the Company’s foreign operations. Violations of such laws or regulations can lead to investigation and remediation costs, significant fines or penalties. In addition, new or more stringent requirements of governmental authorities, and claims for damages to property or injury to persons resulting from the environmental, health or safety impacts of the Company’s operations or past contamination, could prevent or restrict the Company’s operations, require significant expenditures to achieve compliance, involve the imposition of cleanup liens and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, which could result in enforcement actions or private claims, would not have consequences that result in a material adverse effect on the Company’s business, financial condition or results of operations.

Beginning in 2011, the Company’s Equipment Operations must meet new and increasingly stringent engine emission standards, including Interim Tier 4 and Stage IIIb nonroad diesel emission requirements applicable to many engines manufactured by the Company and many models of John Deere agricultural and construction and forestry equipment. While the Company has developed and is executing comprehensive plans to meet these requirements, and does not currently foresee obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or impact the Company’s ability to distribute certain equipment or engines, which could negatively impact business results.

Climate Change. There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue to affect the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. There is growing consensus that some form of U.S. regulation will be forthcoming at the federal level with respect to greenhouse gas emissions and such regulation could result in the creation of additional costs in the form of taxes or emission allowances. The impact of any future mandatory GHG legislative, regulatory or product standard requirements on the Company’s global businesses and products is dependent on the design of the mandate or standard, and so the Company is unable to predict its significance at this time.

Furthermore, the potential physical impacts of climate change on the Company’s customers, and therefore on the Company’s operations, are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of John Deere’s operations.

The risks identified above should be considered in conjunction with Management’s Discussion and Analysis beginning on page 17 and, specifically, the other risks described in the Safe Harbor Statement on pages 19 and 20. The Company’s results of operations may be affected by these identified risks and/or by risks not currently contemplated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own or lease 19 facilities housing one centralized parts depot, regional parts depots and distribution centers throughout the United States and Canada. These facilities contain approximately 4.7 million square feet of floor space. The Equipment Operations also own and occupy buildings housing sales facilities, one centralized parts depot and regional parts depots in Argentina, Australia, Brazil, Europe and New Zealand. These facilities contain approximately 1.1 million square feet of floor space.

Deere & Company administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.7 million square feet of floor space and miscellaneous other facilities total 1.1 million square feet.

Overall, the Company owns approximately 50 million square feet of facilities and leases approximately 14.3 million additional square feet in various locations.

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

(b)                                Not applicable.

(c)                                 The Company’s purchases of its common stock during the fourth quarter of 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31				123.5

Sept 1 to Sept 30				123.5

Oct 1 to Oct 31				123.5

Total

(1)         During the fourth quarter of 2009, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock. In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed. The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 109.8 million shares for the $5 billion addition using the October 31, 2009 closing share price of $45.55 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2009*	2008*	2007	2006*	2005
For the Year Ended October 31:
Total net sales and revenues	$23,112	$28,438	$24,082	$22,148	$21,191
Income from continuing operations	$873	$2,053	$1,822	$1,453	$1,414
Net income	$873	$2,053	$1,822	$1,694	$1,447
Income per share from continuing operations – basic**	$2.07	$4.76	$4.05	$3.11	$2.90
Income per share from continuing operations – diluted**	$2.06	$4.70	$4.00	$3.08	$2.87
Net income per share – basic**	$2.07	$4.76	$4.05	$3.63	$2.97
Net income per share – diluted**	$2.06	$4.70	$4.00	$3.59	$2.94
Dividends declared per share**	$1.12	$1.06	$.91	$.78	$.60 ½
At October 31:
Total assets	$41,133	$38,735	$38,576	$34,720	$33,637
Long-term borrowings	$17,392	$13,899	$11,798	$11,584	$11,739

*In 2009, the Company had a goodwill impairment charge of $274 million after-tax, or $.65 per share, voluntary employee separation expenses of $58 million after tax, or $.13 per share, and special charges related to Welland, Ontario, Canada of $30 million after tax, or $.07 per share.  In 2008, the Company had special charges of $31 million after-tax, or $.07 per share, related to closing a facility in Welland. In 2006, the Company recognized a gain from the sale of discontinued operations (health care operations) of $223 million after-tax, or $.47 per share diluted ($.48 basic). In 2006, the Company also had special charges of $44 million after-tax, or $.09 per share, for a tender offer and repurchase of outstanding notes and $28 million after-tax, or $.06 per share, related to closing a facility in Woodstock, Ontario, Canada.

**Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend in November 2007. Additional information is in Note 23 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 17 - 27.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 27 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 28 - 58.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of October 31, 2009, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement expected to be filed January 13, 2010 but no later than February 12, 2010 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office,” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding the process set forth in the Company’s restated bylaws for recommending nominees to the board of directors in the proxy statement under the caption “Stockholder Proposals and Nominations” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

The information in the proxy statement under the captions “Compensation of Directors,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables” is incorporated herein by reference.

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

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables – Outstanding Equity Awards at Fiscal 2009 Year-End” is incorporated herein by reference.

(d)                                Change in control.

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the proxy statement under the captions “Corporate Governance Policies,” “Director Independence,” and “Review and Approval of Related Person Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2009, 2008 and 2007	28

	Consolidated Balance Sheet, October 31, 2009 and 2008	29

	Statement of Consolidated Cash Flows for the years ended October 31, 2009, 2008 and 2007	30

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2007, 2008 and 2009	31

	Notes to Consolidated Financial Statements	32

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2009, 2008 and 2007	63

(3)	Exhibits

	See the “Index to Exhibits” on pages 64 – 66 of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

OVERVIEW

Organization

The company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; lawn and turf care equipment, landscaping and irrigation products; and a broad range of equipment for construction and forestry. The company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation. The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The company’s reportable operating segments consist of agriculture and turf, construction and forestry and credit. The previous agricultural equipment segment and commercial and consumer equipment segment were combined into the agriculture and turf segment at the beginning of the third quarter of 2009 (see Note 28). The following discussions of operating segment results have been revised to conform to the current reportable segments.

Trends and Economic Conditions

Industry farm machinery sales in the U.S. and Canada in 2010 are forecast to be down about 10 percent. Industry sales in Western Europe are forecast to decline 10 to 15 percent and South America industry sales are projected to increase by 10 to 15 percent for the year. The company’s agriculture and turf equipment sales declined 14 percent in 2009 and are forecast to decrease by about 4 percent for 2010, including a favorable currency translation impact of about 2 percent. U.S. construction equipment markets are forecast to be down in 2010 resulting from a decline in non-residential construction activity and lower used equipment values. Global forestry markets are expected to experience some recovery in 2010 based on higher demand for pulp and paper. The company’s construction and forestry sales declined 45 percent in 2009 and are forecast to increase by approximately 18 percent in 2010. Net income for the company’s credit operations in 2010 is forecast to increase to approximately $240 million.

Items of concern include the decline in global economic activity and expected slow recovery, capital market disruptions, the effectiveness of governmental policies to promote economic recovery, the availability of credit for the company’s customers and suppliers and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the company’s results. The availability of certain components that could impact the company’s ability to meet production schedules continues to be monitored. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the company’s major priorities.

In an environment of intense global economic pressure, the company has completed a solidly profitable year and maintained its strong financial condition. The company’s plans for meeting the world’s growing need for food and infrastructure are continuing to move forward.

2009 COMPARED WITH 2008

CONSOLIDATED RESULTS

Worldwide net income in 2009 was $873 million, or $2.06 per share diluted ($2.07 basic), compared with $2,053 million, or $4.70 per share diluted ($4.76 basic), in 2008. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues decreased 19 percent to $23,112 million in 2009, compared with $28,438 million in 2008. Net sales of the Equipment Operations decreased 20 percent in 2009 to $20,756 million from $25,803 million last year. The sales decrease was primarily due to lower shipment volumes. The decrease also included an unfavorable effect for currency translation of 4 percent, more than offset by price realization of 5 percent. Net sales in the U.S. and Canada decreased 14 percent in 2009. Net sales outside the U.S. and Canada decreased by 28 percent in 2009, which included an unfavorable effect of 8 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $1,365 million in 2009, compared with $2,927 million in 2008. The deterioration in operating profit was primarily due to lower shipment and production volumes, the unfavorable effects of foreign currency exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses, partially offset by improved price realization and lower selling, administrative and general expenses.

The Equipment Operations’ net income was $678 million in 2009, compared with $1,676 million in 2008. The same operating factors mentioned above, in addition to a higher effective tax rate, affected these results.

Trade receivables and inventories at October 31, 2009 were $5,014 million, compared with $6,276 million last year, or 24 percent of net sales in both years.

Net income of the company’s Financial Services operations in 2009 decreased to $203 million, compared with $337 million in 2008. The decrease was primarily a result of a higher provision for credit losses, lower commissions from crop insurance, narrower financing spreads and higher losses from construction equipment operating lease residual values, partially offset by a lower effective tax rate primarily from wind energy tax credits and lower selling, administrative and general expenses. Additional information is presented in the following discussion of the “Worldwide Credit Operations”.

The cost of sales to net sales ratio for 2009 was 78.3 percent, compared with 75.9 percent last year. The increase was primarily due to lower shipment and production volumes, unfavorable effects of foreign exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses.

Finance and interest income declined this year due to lower financing rates and a smaller average portfolio. Other income decreased primarily as a result of lower commissions from crop insurance and lower earnings from marketable securities. Research and development expenses increased primarily as a result of increased spending in support of new products including designing and producing products with engines to meet more stringent emissions regulations. Selling, administrative and general expenses decreased primarily due to lower compensation expenses and the effect of currency translation. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. The equity in income of unconsolidated affiliates decreased as a result of lower income from construction equipment manufacturing affiliates impacted by the low levels of construction activity.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2009 were $312 million, compared with $277 million in 2008. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.2 percent in 2009 and 2008, or $857 million in 2009 and $920 million in 2008. The actual return was a gain of $1,142 million in 2009 and a loss of $2,158 million in 2008. In 2010, the expected return will be approximately 8.2 percent. The company expects postretirement benefit costs in 2010 to be approximately $400 million higher than in 2009, primarily due to lower discount rates. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $358 million in 2009 and $431 million in 2008, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $150 million in 2009 and $297 million in 2008. Total company contributions in 2010 are expected to be approximately $390 million, which are primarily direct benefit payments. The company has no significant contributions to pension plan assets required in 2010 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $1,448 million in 2009, compared with $2,461 million in 2008. Net sales decreased 14 percent this year due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by improved price realization. The decrease in operating profit was primarily due to lower shipment and production volumes, unfavorable effects of foreign currency exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses, partially offset by improved price realization and lower selling, administrative and general expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating loss of $83 million in 2009, compared with an operating profit of $466 million in 2008. Net sales decreased 45 percent for the year reflecting the pressure from market conditions. The operating profit was lower primarily due to lower shipment and production volumes and lower equity in income from unconsolidated affiliates, partially offset by improved price realization and lower selling, administrative and general expenses.

Worldwide Credit Operations

The operating profit of the credit operations was $223 million in 2009, compared with $478 million in 2008. The decrease in operating profit was primarily due to a higher provision for credit losses, lower commissions from crop insurance, narrower financing spreads, a higher pretax loss from wind energy projects and higher losses from construction equipment operating lease residual values, partially offset by lower selling, administrative and general expenses. Total revenues of the credit operations, including intercompany revenues, decreased 11 percent in 2009, primarily reflecting the lower financing rates and a smaller portfolio. The average balance of receivables and leases financed was 1 percent lower in 2009, compared with 2008. Interest expense decreased 8 percent in 2009 as a result of lower average borrowing rates, partially offset by higher average borrowings. The credit operations’ ratio of earnings to fixed charges was 1.24 to 1 in 2009, compared with 1.45 to 1 in 2008.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,129 million in 2009, compared with $1,831 million in 2008. The decrease was primarily due to lower shipment and production volumes, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses, partially offset by improved price realization and decreased selling, administrative and general expenses. Net sales decreased 14 percent due to lower volumes and the unfavorable effects of currency translation, partially offset by improved price realization. The physical volume decreased 18 percent, compared with 2008.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $236 million in 2009, compared with $1,096 million in 2008. The decrease was primarily due to the effects of lower shipment and production volumes, unfavorable effects of foreign currency exchange rates and increases in raw material costs, partially offset by improved price realization and decreased selling, administrative and general expenses. Net sales were 28 percent lower reflecting lower volumes and the effect of currency translation, partially offset by improvements in price realization. The physical volume decreased 26 percent, compared with 2008.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to be down about 1 percent for fiscal year 2010 and decline about 10 percent for the first quarter, compared with the same periods in 2009. This includes a favorable currency translation impact of about 1 percent for the year and about 3 percent for the quarter. The company’s net income is anticipated to be approximately $900 million for 2010. Mainly due to lower discount rates, the company expects postretirement benefit costs to be about $400 million higher on a pretax basis in 2010 than in 2009.

Agriculture and Turf. Worldwide sales of the agriculture and turf segment are forecast to decrease by about 4 percent for fiscal year 2010, including a favorable currency translation impact of about 2 percent.

On an industry basis, farm machinery sales in the U.S. and Canada are forecast to be down about 10 percent for the year. Cash receipts and commodity prices, while below their prior peaks, are anticipated to remain at healthy levels. However, farmers are expected to be cautious in their purchasing decisions as a result of negative overall economic conditions and near term profitability issues in the livestock and dairy sectors. In other parts of the world, industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year mainly due to weakness in the livestock, dairy and grain sectors. Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure partly as a result of weak general economic conditions, including low levels of available credit. In South America, industry sales are projected to increase by 10 to 15 percent for the year. Among other positive factors, parts of South America are benefiting from a return to more normal weather patterns after last year’s severe drought. The Brazilian market is expected to receive support from good incomes for soybean and sugarcane producers and the continued availability of attractive government supported financing. The forecast assumes that the Brazilian currency does not strengthen further against the U.S. dollar. Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be flat for the year as a result of negative U.S. economic conditions.

Construction and Forestry. The company’s worldwide sales of construction and forestry equipment are forecast to increase by about 18 percent for fiscal year 2010. Sales are expected to be helped by aggressive inventory reductions in the previous year that position the company to align production with retail demand. Despite an increase in housing starts from historically low levels, U.S. construction equipment markets are forecast to be down for the year resulting from a decline in non-residential construction activity and lower used equipment values. Global forestry markets are expected to experience some recovery based on higher demand for pulp and paper, driven by higher worldwide economic output, as well as the increase in U.S. housing starts.

Credit. Net income in fiscal year 2010 for the company’s credit operations is forecast to be approximately $240 million. The forecast increase from 2009 primarily is due to higher commissions from crop insurance and increased revenue from wind energy projects.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Market Conditions and Outlook” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company’s businesses.

The company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence. These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in the U.S. and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the company’s turf and utility equipment include general economic conditions, consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

General economic conditions, consumer spending patterns, real estate and housing prices, the number of housing starts and interest rates are especially important to sales of the company’s construction and forestry equipment. The levels of public and non-residential construction also impact the results of the company’s construction and forestry segment. Prices for pulp, paper, lumber and structural panels are important to sales of forestry equipment.

All of the company’s businesses and its reported results are affected by general economic conditions in the global markets in which the company operates, especially material changes in economic activity in these markets; customer confidence in general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar (including fluctuations in the value of the Brazilian real); interest rates; and inflation and deflation rates. General economic conditions can affect demand for the company’s equipment as well. Current negative economic conditions and outlook have dampened demand for equipment.

Customer and company operations and results could be affected by changes in weather patterns; the political and social stability of the global markets in which the company operates; the effects of, or response to, terrorism; wars and other international conflicts and the threat thereof; and the spread of major epidemics (including H1N1 and other influenzas).

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the company’s customers and markets. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the company’s earnings and cash flows. Current market conditions could also negatively impact customer access to capital for purchases of the company’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults. The company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the company’s operations and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC); actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates and regulations; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the company operates.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers (including common suppliers with the automotive industry); start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes, such as combining of the agricultural and commercial and consumer equipment segments; changes in company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The current economic downturn has adversely affected the financial industry in which John Deere Capital Corporation and other credit subsidiaries (Credit) operate. Credit’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the company’s products. If market disruption and volatility continue or worsen or access to governmental liquidity programs decreases, funding could be unavailable or insufficient. Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Credit’s write-offs and provisions for credit losses.

The company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that potentially could materially affect the company’s financial results, is included in other filings with the SEC.

2008 COMPARED WITH 2007

CONSOLIDATED RESULTS

Worldwide net income in 2008 was $2,053 million, or $4.70 per share diluted ($4.76 basic), compared with $1,822 million, or $4.00 per share diluted ($4.05 basic), in 2007. Net sales and revenues increased 18 percent to $28,438 million in 2008, compared with $24,082 million in 2007. Net sales of the Equipment Operations increased 20 percent in 2008 to $25,803 million from $21,489 million in 2007. This included a positive effect for currency translation of 4 percent and price changes of 2 percent. Net sales in the U.S. and Canada increased 9 percent in 2008. Net sales outside the U.S. and Canada increased by 40 percent, which included a positive effect of 10 percent for currency translation.

Worldwide Equipment Operations had an operating profit of $2,927 million in 2008, compared with $2,318 million in 2007. Higher operating profit was primarily due to the favorable impact of higher shipment volumes and improved price realization. Partially offsetting these factors were increased raw material costs, higher selling, administrative and general expenses, increased research and development costs and expenses to close a facility in Canada (see Note 5).

The Equipment Operations’ net income was $1,676 million in 2008, compared with $1,429 million in 2007. The same operating factors mentioned above as well as a higher effective tax rate in 2008 affected these results.

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

The cost of sales to net sales ratio for 2008 was 75.9 percent, compared with 75.6 percent in 2007. The increase was primarily due to higher raw material costs, partially offset by higher sales and production volumes and improved price realization.

Other income increased in 2008 primarily from increased crop insurance commissions. Research and development costs increased in 2008 primarily due to increased spending in support of new products, Tier 4 emission requirements and the effect of currency translation. Selling, administrative and general expenses increased in 2008 primarily due to growth and acquisitions, the effect of currency translation and the provision for credit losses. Other operating expenses were higher in 2008 primarily as a result of higher expenses related to wind energy entities, expenses from crop insurance, depreciation on operating lease equipment and foreign exchange losses.

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $2,461 million in 2008, compared with $1,747 million in 2007. Net sales increased 28 percent in 2008 due to higher shipment volumes, the favorable effects of currency translation and improved price realization. The increase in operating profit in 2008 was primarily due to higher shipment volumes and improved price realization, partially offset by higher raw material costs, increased selling, administrative and general expenses, higher research and development costs and expenses to close a facility in Canada.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $466 million in 2008, compared with $571 million in 2007. Net sales decreased 4 percent in 2008 reflecting the pressure from U.S. market conditions. The operating profit was lower in 2008 primarily due to lower shipment volumes and higher raw material costs, partially offset by improved price realization.

Worldwide Credit Operations

The operating profit of the credit operations was $478 million in 2008, compared with $548 million in 2007. The decrease in operating profit in 2008 was primarily due to higher selling, administrative and general expenses, an increase in average leverage, a higher provision for credit losses and foreign exchange losses, partially offset by growth in the average credit portfolio and increased commissions from crop insurance. Total revenues of the credit operations, including intercompany revenues, increased 3 percent in 2008, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 6 percent higher in 2008, compared with 2007. An increase in average borrowings, offset by lower average interest rates, resulted in approximately the same interest expense in both 2008 and 2007. The credit operations’ ratio of earnings to fixed charges was 1.45 to 1 in 2008, compared with 1.55 to 1 in 2007.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,831 million in 2008, compared with $1,539 million in 2007. The increase was primarily due to higher shipment volumes and improved price realization, partially offset by higher raw material costs, increased selling, administrative and general expenses, higher research and development costs and expenses to close the previously mentioned Canadian facility. Net sales increased 9 percent in 2008 due to higher volumes, improved price realization and the favorable effects of currency translation. The physical volume increased 4 percent in 2008 excluding acquisitions, compared with 2007.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $1,096 million in 2008, compared with $779 million in 2007. The increase in 2008 was primarily due to the effects of higher shipment volumes and improved price realization, partially offset by increases in raw material costs, increased selling, administrative and general expenses and higher research and development costs. Net sales were 40 percent higher in 2008 reflecting higher volumes, the effect of currency translation and improvements in price realization. The physical volume increased 27 percent in 2008 excluding acquisitions, compared with 2007.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, Equipment Operations and Financial Services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2009 were $1,985 million. This resulted primarily from net income adjusted for non-cash provisions and a decrease in inventories and trade receivables, which were partially offset by a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable. Cash outflows from investing activities were $57 million in 2009, primarily due to the purchases of property and equipment of $907 million and acquisitions of businesses of $50 million, which were partially offset by proceeds from maturities and sales of marketable securities exceeding the purchases of marketable securities by $796 million and collections of receivables and the proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases by $94 million. Cash inflows from financing activities were $470 million in 2009 primarily due to an increase in borrowings of $1,068 million, which were partially offset by dividends paid of $473 million. Cash and cash equivalents increased $2,440 million during 2009.

Over the last three years, operating activities have provided an aggregate of $6,693 million in cash. In addition, increases in borrowings were $3,636 million, proceeds from maturities and sales of marketable securities exceeded purchases by $1,600 million, proceeds from issuance of common stock were $411 million, proceeds from sales of financing receivables were $199 million and the proceeds from sales of businesses were $119 million. The aggregate amount of these cash flows was used mainly to repurchase common stock of $3,199 million, purchase property and equipment of $3,042 million, acquire receivables and equipment on operating leases that exceeded collections and the proceeds from sales of equipment on operating leases by $1,792 million, pay dividends to stockholders of $1,308 million and acquire businesses for $491 million. Cash and cash equivalents also increased $2,964 million over the three-year period.

Given the downturn in global economic activity and capital market disruptions, the sources of funds for the company have been impacted. However, the company expects to have sufficient sources of liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2009 and 2008 was $286 million and $2,961 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,844 million and $3,189 million, respectively.

On December 4, 2008, John Deere Capital Corporation (Capital Corporation) and FPC Financial, f.s.b., a wholly-owned subsidiary of Capital Corporation, elected to continue to participate in the debt guaranty program that is part of the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP). During December 2008, Capital Corporation issued $2.0 billion of fixed-rate medium-term notes due June 19, 2012 at a rate of 2.875%, which are guaranteed by the FDIC under the TLGP. Following that issuance, the FDIC notified Capital Corporation that it needed additional review and written determination from the FDIC prior to issuing additional guaranteed debt. Accordingly, Capital Corporation submitted documentation to the FDIC seeking further guidance. Capital Corporation received written notification from the FDIC that the FDIC denied the request and that the FDIC had determined that such a denial was appropriate because the request was inconsistent with the primary purpose of the TLGP. The notes issued under the TLGP during December 2008 continue to carry the FDIC guarantee.

During January 2009, Capital Corporation entered into a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2009, this facility had a total capacity, or “financing limit,” of up to $2,500 million of secured financings at any time. After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2009, $1,224 million of secured short-term borrowings was outstanding under the agreement. During November 2009, Capital Corporation reduced the capacity under this revolving credit agreement to $1,500 million and renewed it for an additional 364 days.

In June and October 2009, Capital Corporation issued $674 million and $727 million, respectively, in retail note securitization transactions. The retail notes related to these secured borrowings were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and Capital Corporation. Worldwide lines of credit totaled $4,558 million at October 31, 2009, $4,214 million of which were unused.

For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2009 was a long-term credit facility agreement of $3.75 billion, expiring in February 2012. The credit agreement requires Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2009 was $6,494 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,060 million at October 31, 2009. All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $618 million in 2009, primarily due to lower production and shipment volumes. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 13 percent in 2009 and 2008. Total worldwide agriculture and turf receivables decreased $354 million and construction and forestry receivables decreased $264 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 4 percent and 2 percent at October 31, 2009 and 2008, respectively.

Stockholders’ equity was $4,819 million at October 31, 2009, compared with $6,533 million at October 31, 2008. The decrease of $1,714 million resulted primarily from a retirement benefits adjustment of $2,537 million and dividends declared of $474 million, partially offset by net income of $873 million, a change in the cumulative translation adjustment of $327 million and an increase in common stock of $62 million.

EQUIPMENT OPERATIONS

The company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. The Equipment Operations sell a significant portion of their trade receivables to Financial Services. To the extent necessary, funds provided from operations are supplemented by external financing sources.

Cash provided by operating activities of the Equipment Operations during 2009, including intercompany cash flows, was $1,425 million primarily due to net income adjusted for non-cash provisions and a decrease in inventories and trade receivables, partially offset by a decrease in accounts payable and accrued expenses.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $6,478 million in cash.

Trade receivables held by the Equipment Operations decreased by $238 million during 2009. The Equipment Operations sell a significant portion of their trade receivables to Financial Services (see previous consolidated discussion).

Inventories decreased by $645 million in 2009 primarily reflecting the decrease in production and sales. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 23 percent and 22 percent at October 31, 2009 and 2008, respectively.

Total interest-bearing debt of the Equipment Operations was $3,563 million at the end of 2009, compared with $2,209 million at the end of 2008 and $2,103 million at the end of 2007. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2009, 2008 and 2007 was 43 percent, 25 percent and 23 percent, respectively.

Property and equipment cash expenditures for the Equipment Operations in 2009 were $788 million, compared with $773 million in 2008. Capital expenditures in 2010 are estimated to be approximately $850 million to $900 million.

During 2009, the Equipment Operations issued $750 million of 4.375% Notes due 2019 and $500 million of 5.375% Notes due 2029. The Equipment Operations also retired $56 million of 8.95% Debentures due 2019.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

Cash flows from the Financial Services’ operating activities, including intercompany cash flows, were $897 million in 2009. The cash provided by operating activities was used primarily for investing and financing activities. Cash used by investing activities totaled $331 million in 2009, primarily due to the cost of receivables and equipment on operating leases exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $265 million and purchases of property and equipment of $119 million, partially offset by proceeds from sales of financing receivables of $34 million. Cash used for financing activities totaled $796 million in 2009, representing primarily a decrease in borrowings from Deere & Company of $551 million and a $189 million decrease in external borrowings. Cash and cash equivalents decreased $215 million.

Over the last three years, the Financial Services’ operating activities, including intercompany cash flows, have provided $2,687 million in cash. In addition, an increase in total borrowings of $2,488 million, capital investment from Deere & Company of $663 million and proceeds from sales of financing receivables of $353 million provided cash inflows. These amounts have been used mainly to fund receivable and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $3,268 million, pay dividends to Deere & Company of $1,153 million and fund purchases of property and equipment of $923 million. Cash and cash equivalents also increased $751 million over the three-year period.

Receivables and equipment on operating leases increased by $482 million in 2009, compared with 2008. Acquisition volumes of receivables and equipment on operating leases decreased 7 percent in 2009, compared with 2008. The volumes of wholesale notes and revolving charge accounts increased approximately 34 percent and 1 percent, respectively. The volumes of operating loans, financing leases, retail notes, operating leases and trade receivables decreased approximately 54 percent, 31 percent, 15 percent, 8 percent and 8 percent, respectively. At October 31, 2009 and 2008, net receivables and leases administered, which include receivables administered but not owned, were $22,729 million and $22,281 million, respectively.

Total external interest-bearing debt of the credit operations was $20,988 million at the end of 2009, compared with $20,210 million at the end of 2008 and $19,665 million at the end of 2007. Included in this debt are secured borrowings of $3,132 million at the end of 2009, $1,682 million at the end of 2008 and $2,344 million at the end of 2007. Total external borrowings have increased generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to Deere & Company. The credit operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.4 to 1 at the end of 2009, 8.3 to 1 at the end of 2008 and 8.2 to 1 at the end of 2007.

During 2009, the credit operations issued $4,898 million and retired $3,755 million of long-term borrowings. The retirements included $300 million of 6% Notes due 2009 and the remainder consisted primarily of medium-term notes.

Property and equipment cash expenditures for Financial Services in 2009 were $119 million, compared with $339 million in 2008, primarily related to investments in wind energy generation in both years. Capital expenditures for 2010 are estimated to be approximately $200 million, also primarily related to investments in wind energy generation.

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations offer crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2009, the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the crop insurance risk under the Agreements have been mitigated by a syndicate of private reinsurance companies. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of all the reinsurance companies on their obligations, the company would be required to reimburse the Insurance Carriers approximately $981 million at October 31, 2009. The company believes the likelihood of this event is substantially remote.

At October 31, 2009, the company had approximately $170 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2009 was approximately six years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2009 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years
Debt*
Equipment Operations	$3,469	$490	$173	$700	$2,106
Financial Services**	20,578	5,090	9,626	3,823	2,039
Total	24,047	5,580	9,799	4,523	4,145
Interest on debt	4,468	803	1,285	561	1,819
Accounts payable	1,784	1,668	81	31	4
Purchase obligations	2,270	2,242	21	6	1
Operating leases	544	128	180	95	141
Capital leases	56	19	19	4	14
Total	$33,169	$10,440	$11,385	$5,220	$6,124

*                 Principal payments.

**          Notes payable of $3,132 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

The previous table does not include unrecognized tax benefit liabilities of approximately $260 million at October 31, 2009 since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

The sales incentive accruals at October 31, 2009, 2008 and 2007 were $806 million, $737 million and $711 million, respectively. The increase in 2009 was primarily due to higher sales incentive accruals related to foreign operations. The increase in 2008 was primarily due to higher sales volumes, compared with 2007.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to settlements from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .5 percent, compared to the average sales incentive costs to settlements percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2009 would increase or decrease by approximately $30 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2009, 2008 and 2007 were $513 million, $586 million and $549 million, respectively. The changes were primarily due to lower sales volumes in 2009 and higher sales volumes in 2008.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .04 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .05 percent, the warranty accrual at October 31, 2009 would increase or decrease by approximately $15 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2009 were $1,307 million. The pension assets, net of pension liabilities, recognized on the balance sheet at 2008 and 2007 were $683 million and $1,467 million, respectively. The OPEB liabilities on these same dates were $4,652 million, $2,535 million and $3,065 million, respectively. The increase in the pension and OPEB net liabilities in 2009 was primarily due to the decrease in the discount rates for the liabilities. The decrease in the pension net assets in 2008 was primarily due to the decrease in market value of plan assets, partially offset by the increase in discount rates for the liabilities. The decrease in the OPEB liabilities in 2008 was primarily due to the increase in discount rates.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2009	2010
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(438)/481	$(23)/25
Expected return on assets	+/-.5		(42)/42
OPEB
Discount rate**	+/-.5	(351)/387	(49)/53
Expected return on assets	+/-.5		(8)/8
Health care cost trend rate**	+/-1.0	742/(621)	171/(142)

*                 Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

**          Pretax impact on service cost, interest cost and amortization of gains or losses.

Goodwill

Goodwill is not amortized and is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying amount. The end of the third quarter is the annual measurement date. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the implied fair value of the goodwill.

An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit’s financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition.

Based on this testing, the company identified one reporting unit in 2009 for which the goodwill was impaired. In the fourth quarter of 2009, the company recorded a non-cash charge in cost of sales of $289 million pretax, or $274 million after-tax. The charge was related to a write-down of the goodwill associated with the company’s John Deere Landscapes reporting unit, which is included in the agriculture and turf operating segment. The key factor contributing to the impairment was a decline in the reporting unit’s forecasted financial performance as a result of weak economic conditions.

A 10 percent decrease in the estimated fair value of the company’s other reporting units would have had no impact on the carrying value of goodwill at the annual measurement date.

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

The total allowance for credit losses at October 31, 2009, 2008 and 2007 was $316 million, $226 million and $236 million, respectively. The increase in 2009 was primarily due to an increase in loss experience and delinquencies in the construction and forestry retail notes, revolving charge financing receivables and operating loans. The decrease in 2008 was primarily due to foreign currency translation.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .15 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .15 percent, the allowance for credit losses at October 31, 2009 would increase or decrease by approximately $30 million.

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

The total operating lease residual values at October 31, 2009, 2008 and 2007 were $1,128 million, $1,055 million and $1,072 million, respectively. The changes in 2009 and 2008 were primarily due to the levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $40 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2009 would have been approximately $71 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2008 would have been approximately $87 million.

Foreign Currency Risk

In the Equipment Operations, it is the company’s practice to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2010 would decrease the 2010 expected net cash inflows by $20 million. At last year end, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $31 million adverse effect on the 2009 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2009, 2008 and 2007

(In millions of dollars and shares except per share amounts)

	2009	2008	2007
Net Sales and Revenues
Net sales	$20,756.1	$25,803.5	$21,489.1
Finance and interest income	1,842.1	2,068.4	2,054.8
Other income	514.2	565.7	538.3
Total	23,112.4	28,437.6	24,082.2

Costs and Expenses
Cost of sales	16,255.2	19,574.8	16,252.8
Research and development expenses	977.0	943.1	816.8
Selling, administrative and general expenses	2,780.6	2,960.2	2,620.8
Interest expense	1,042.4	1,137.0	1,151.2
Other operating expenses	717.4	698.7	565.1
Total	21,772.6	25,313.8	21,406.7

Income of Consolidated Group before Income Taxes	1,339.8	3,123.8	2,675.5
Provision for income taxes	460.0	1,111.2	883.0
Income of Consolidated Group	879.8	2,012.6	1,792.5
Equity in income (loss) of unconsolidated affiliates	(6.3)	40.2	29.2
Net Income	$873.5	$2,052.8	$1,821.7

Per Share Data
Net Income - basic	$2.07	$4.76	$4.05
Net Income - diluted	$2.06	$4.70	$4.00
Dividends declared	$1.12	$1.06	$.91

Average Shares Outstanding
Basic	422.8	431.1	449.3
Diluted	424.4	436.3	455.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2009 and 2008

(In millions of dollars except per share amounts)

	2009	2008
ASSETS
Cash and cash equivalents	$4,651.7	$2,211.4
Marketable securities	192.0	977.4
Receivables from unconsolidated affiliates	38.4	44.7
Trade accounts and notes receivable - net	2,616.9	3,234.6
Financing receivables - net	15,254.7	16,017.0
Restricted financing receivables - net	3,108.4	1,644.8
Other receivables	864.5	664.9
Equipment on operating leases - net	1,733.3	1,638.6
Inventories	2,397.3	3,041.8
Property and equipment - net	4,532.2	4,127.7
Investments in unconsolidated affiliates	212.8	224.4
Goodwill	1,036.5	1,224.6
Other intangible assets - net	136.3	161.4
Retirement benefits	94.4	1,106.0
Deferred income taxes	2,804.8	1,440.6
Other assets	1,458.4	974.7

Total Assets	$41,132.6	$38,734.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$7,158.9	$8,520.5
Payables to unconsolidated affiliates	55.0	169.2
Accounts payable and accrued expenses	5,371.4	6,393.6
Deferred income taxes	167.3	171.8
Long-term borrowings	17,391.7	13,898.5
Retirement benefits and other liabilities	6,169.6	3,048.3
Total liabilities	36,313.9	32,201.9

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2009 and 2008), at paid-in amount	2,996.2	2,934.0
Common stock in treasury, 113,188,823 shares in 2009 and 114,134,933 shares in 2008, at cost	(5,564.7)	(5,594.6)
Retained earnings	10,980.5	10,580.6
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(3,955.0)	(1,418.4)
Cumulative translation adjustment	400.2	73.4
Unrealized loss on derivatives	(44.1)	(40.1)
Unrealized gain (loss) on investments	5.6	(2.2)
Accumulated other comprehensive income (loss)	(3,593.3)	(1,387.3)
Total stockholders’ equity	4,818.7	6,532.7

Total Liabilities and Stockholders’ Equity	$41,132.6	$38,734.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2009, 2008 and 2007

(In millions of dollars)

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$873.5	$2,052.8	$1,821.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	231.8	95.4	71.0
Provision for depreciation and amortization	873.3	831.0	744.4
Goodwill impairment charge	289.2
Share-based compensation expense	70.5	70.6	82.0
Undistributed earnings of unconsolidated affiliates	7.0	(18.7)	(17.1)
Provision (credit) for deferred income taxes	171.6	89.7	(4.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	481.8	(428.4)	131.1
Inventories	452.5	(1,195.4)	(357.2)
Accounts payable and accrued expenses	(1,168.3)	702.1	418.6
Accrued income taxes payable/receivable	(234.2)	92.8	10.5
Retirement benefits	(27.9)	(133.2)	(163.2)
Other	(36.0)	(209.7)	21.8
Net cash provided by operating activities	1,984.8	1,949.0	2,759.4

Cash Flows from Investing Activities
Collections of receivables	11,252.0	12,608.8	10,335.3
Proceeds from sales of financing receivables	12.2	45.2	141.4
Proceeds from maturities and sales of marketable securities	825.1	1,738.5	2,458.5
Proceeds from sales of equipment on operating leases	477.3	465.7	355.2
Proceeds from sales of businesses, net of cash sold		42.0	77.2
Cost of receivables acquired	(11,234.2)	(13,304.4)	(11,388.3)
Purchases of marketable securities	(29.5)	(1,141.4)	(2,251.6)
Purchases of property and equipment	(906.7)	(1,112.3)	(1,022.5)
Cost of equipment on operating leases acquired	(401.4)	(495.9)	(461.7)
Acquisitions of businesses, net of cash acquired	(49.8)	(252.3)	(189.3)
Other	(2.0)	(19.9)	12.5
Net cash used for investing activities	(57.0)	(1,426.0)	(1,933.3)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(1,384.8)	(413.0)	99.4
Proceeds from long-term borrowings	6,282.8	6,320.2	4,283.9
Payments of long-term borrowings	(3,830.3)	(4,585.4)	(3,136.5)
Proceeds from issuance of common stock	16.5	108.9	285.7
Repurchases of common stock	(3.2)	(1,677.6)	(1,517.8)
Dividends paid	(473.4)	(448.1)	(386.7)
Excess tax benefits from share-based compensation	4.6	72.5	102.2
Other	(141.9)	(26.0)	(11.2)
Net cash provided by (used for) financing activities	470.3	(648.5)	(281.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	42.2	58.3	46.0

Net Increase (Decrease) in Cash and Cash Equivalents	2,440.3	(67.2)	591.1
Cash and Cash Equivalents at Beginning of Year	2,211.4	2,278.6	1,687.5
Cash and Cash Equivalents at End of Year	$4,651.7	$2,211.4	$2,278.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2007, 2008 and 2009

(In millions of dollars)

					Accumulated
					Other
	Total	Common	Treasury	Retained	Comprehensive
	Equity	Stock	Stock	Earnings	Income (Loss)
Balance October 31, 2006	$7,491.2	$2,203.5	$(2,673.4)	$7,886.8	$74.3
Comprehensive income
Net income	1,821.7			1,821.7
Other comprehensive income (loss)
Minimum pension liability adjustment	65.8				65.8
Cumulative translation adjustment	329.1				329.1
Unrealized loss on derivatives	(14.4)				(14.4)
Unrealized loss on investments	(1.0)				(1.0)
Total comprehensive income	2,201.2
Repurchases of common stock	(1,517.8)		(1,517.8)
Treasury shares reissued	175.8		175.8
Dividends declared	(408.4)			(408.4)
Stock options and other	305.1	305.3		(.2)
Adjustment to adopt FASB ASC 715 (FASB Statement No. 158), net of tax	(1,091.3)				(1,091.3)
Transfer for two-for-one stock split effective November 26, 2007		268.2		(268.2)
Balance October 31, 2007	7,155.8	2,777.0	(4,015.4)	9,031.7	(637.5)
Comprehensive income
Net income	2,052.8			2,052.8
Other comprehensive income (loss)
Retirement benefits adjustment	(305.3)				(305.3)
Cumulative translation adjustment	(406.0)				(406.0)
Unrealized loss on derivatives	(32.5)				(32.5)
Unrealized loss on investments	(6.0)				(6.0)
Total comprehensive income	1,303.0
Adjustment to adopt FASB ASC 740 (FASB Interpretation No. 48)	(48.0)			(48.0)
Repurchases of common stock	(1,677.6)		(1,677.6)
Treasury shares reissued	98.4		98.4
Dividends declared	(455.9)			(455.9)
Stock options and other	157.0	157.0
Balance October 31, 2008	6,532.7	2,934.0	(5,594.6)	10,580.6	(1,387.3)
Comprehensive income
Net income	873.5			873.5
Other comprehensive income (loss)
Retirement benefits adjustment	(2,536.6)				(2,536.6)
Cumulative translation adjustment	326.8				326.8
Unrealized loss on derivatives	(4.0)				(4.0)
Unrealized gain on investments	7.8				7.8
Total comprehensive income	(1,332.5)
Repurchases of common stock	(3.2)		(3.2)
Treasury shares reissued	33.1		33.1
Dividends declared	(473.6)			(473.6)
Stock options and other	62.2	62.2
Balance October 31, 2009	$4,818.7	$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

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

Principles of Consolidation

The consolidated financial statements represent primarily the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the company is the primary beneficiary. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 10). Other investments (less than 20 percent ownership) are recorded at cost.

Variable Interest Entities

The company is the primary beneficiary of and consolidates a supplier that is a VIE. The company would absorb more than a majority of the VIE’s expected losses based on a cost sharing supply contract. No additional support beyond what was previously contractually required has been provided during 2009. The VIE produces blended fertilizer and other lawn care products for the agriculture and turf segment. The assets of the VIE that were consolidated at October 31, 2009, less the intercompany receivables of $32 million eliminated in consolidation, totaled $44 million and consisted of $36 million of inventory, $5 million of property and equipment and $3 million of other assets. The liabilities of the VIE totaled $82 million and consisted of $59 million of accounts payable and accrued expenses and $23 million of short-term borrowings. The VIE is financed through its own accounts payable and short-term borrowings. The assets of the VIE can only be used to settle the obligations of the VIE. The creditors of the VIE do not have recourse to the general credit of the company.

The company is the primary beneficiary of and consolidates certain wind energy entities that are VIEs, which invest in wind farms that own and operate turbines to generate electrical energy. Although the company owns less than a majority of the equity voting rights, it owns most of the financial rights that would absorb the VIEs’ expected losses or returns. No additional support to the VIEs beyond what was previously contractually required has been provided during 2009. The assets of the VIEs that were consolidated at October 31, 2009 totaled $174 million and consisted of $32 million of receivables, $141 million of property and equipment and $1 million of other assets. The liabilities of the VIEs, less the intercompany borrowings of $55 million eliminated in consolidation, totaled $6 million and consisted primarily of accounts payable and accrued expenses. The VIEs are financed primarily through intercompany borrowings and equity. The VIEs’ assets are pledged as security interests for the intercompany borrowings. The remaining creditors of the VIEs do not have recourse to the general credit of the company.

See Note 13 for VIEs related to securitization of financing receivables.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financing revenue is recorded over the lives of related receivables using the interest method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in finance revenue.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to special purpose entities (SPEs) in securitization transactions (see Note 13). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Restricted financing receivables - net.” The company recognizes finance income over the lives of these receivables using the interest method.

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $175 million in 2009, $188 million in 2008 and $169 million in 2007.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are also tested for impairment annually at the end of the third fiscal quarter each year. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments and certain other reporting units. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as either a cash flow hedge, a fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts and options are included in net income. The total foreign exchange pretax net losses for 2009, 2008 and 2007 were $68 million, $13 million and $28 million, respectively.

Subsequent Events

Subsequent events have been evaluated through December 17, 2009, which is the date these financial statements were issued on Form 10-K with the SEC (see Note 30).

3. NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In 2009, the company adopted Accounting Standards Update (ASU) No. 2009-01, Statement of Financial Accounting Standards No. 168 – The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP). This ASU includes FASB Statement No. 168 in its entirety. The ASU establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. Following this ASU, the FASB will issue only ASUs to update the ASC. The adoption did not have a material effect on the company’s consolidated financial statements.

The following standards were also adopted in 2009 and they also did not have a material effect on the company’s consolidated financial statements.

In the first quarter of 2009, the company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FASB Statement No. 157, Fair Value Measurements), for financial assets and liabilities recognized or disclosed at fair value (see Note 26). ASC 820 defines fair value and expands disclosures about fair value measurements. These definitions apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. For nonfinancial assets and liabilities, the effective date is the beginning of fiscal year 2010, except items that are recognized or disclosed at fair value on a recurring basis. The adoption for these assets and liabilities will not have a material effect on the company’s consolidated financial statements.

In the first quarter of 2009, the company adopted FASB ASC 825, Financial Instruments (FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities). ASC 825 permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The new standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The company did not change the valuation of any financial instruments at adoption based on this standard. The cumulative effect of adoption would have been reported as an adjustment to beginning retained earnings.

In the first quarter of 2009, the company adopted FASB ASC 815, Derivatives and Hedging (FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815 increases the disclosure requirements for derivative instruments (see Note 27). Most disclosures are required on an interim and annual basis.

In the first quarter of 2009, the company adopted FASB ASC 860, Transfers and Servicing (FASB Staff Position (FSP) Financial Accounting Statement (FAS) 140-4 and FASB Interpretation (FIN) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities) (see Note 13). ASC 860 requires additional disclosure for transfers of financial assets in securitization transactions and an entity’s involvement with variable interest entities.

In the third quarter of 2009, the company adopted FASB ASC 855, Subsequent Events (FASB Statement No. 165, Subsequent Events). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, or available to be issued if not widely distributed. The financial statements should reflect all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. The financial statements should not reflect subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued, or the date they were available to be issued.

In the third quarter of 2009, the company adopted FASB ASC 825, Financial Instruments (FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires fair value disclosures on an interim basis. Previously, this has been disclosed on an annual basis only.

New Accounting Standards to be Adopted

In December 2007, the FASB issued ASC 805, Business Combinations (FASB Statement No. 141 (revised 2007), Business Combinations) and ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. ASC 810 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both standards is the beginning of fiscal year 2010. The adoptions will not have material effects on the company’s consolidated financial statements.

In December 2008, the FASB issued ASC 715, Compensation-Retirement Benefits (FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk with plan assets. The effective date of this standard is the end of fiscal year 2010. The adoption will not have a material effect on the company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). ASC 860 eliminates qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The effective date is the beginning of fiscal year 2011. The adoption is not expected to have a material effect on the company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, Consolidations (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASC 810 requires a qualitative analysis to determine the primary beneficiary of a VIE. The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The standard also requires additional disclosures about an enterprise’s involvement in a VIE. The effective date is the beginning of fiscal year 2011. The company has currently not determined the potential effects on the consolidated financial statements.

4. ACQUISITIONS

In November 2008, the company acquired the remaining 50 percent ownership interest in ReGen Technologies, LLC, a remanufacturing company located in Springfield, Missouri, for $42 million. The values assigned to the assets and liabilities related to the 50 percent acquisition were $14 million of inventories, $31 million of goodwill, $6 million of other assets, $3 million of accounts payable and accrued expenses and $6 million of long-term borrowings. The goodwill generated in the transaction was the result of future cash flows and related fair values of the additional acquisition exceeding the fair value of the identifiable assets and liabilities. The goodwill is expected to be deductible for tax purposes. The entity was consolidated and the results of these operations have been included in the company’s consolidated financial statements since the date of the acquisition. The acquisition was allocated between the company’s agriculture and turf segment and the construction and forestry segment. The pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal year would not differ significantly from the reported results.

5. SPECIAL ITEMS

Restructuring

In September 2008, the company announced it would close its manufacturing facility in Welland, Ontario, Canada, and transfer production to company operations in Horicon, Wisconsin, U.S., and Monterrey and Saltillo, Mexico. The Welland factory manufactured utility vehicles and attachments for the agriculture and turf business. The move supports ongoing efforts aimed at improved efficiency and profitability. The factory discontinued manufacturing in the fourth quarter of 2009.

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

	2008	2009	2010	Total
Pension and other postretirement benefits	$10	$27	$8	$45
Property and equipment impairments	21	3		24
Employee termination benefits	18	7		25
Other expenses		11		11
Total	$49	$48	$8	$105

All expenses are included in the agriculture and turf segment. The total pretax cash expenditures associated with this closure will be approximately $52 million. The annual pretax increase in earnings and cash flows in the future due to this restructuring is expected to be approximately $40 million in 2010. Property and equipment impairment values are based primarily on market appraisals.

The remaining liability for employee termination benefits at October 31, 2009 was $14 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $2 million, which were partially offset by $13 million of benefits paid during 2009.

Voluntary Employee Separations

In April 2009, the company announced it was combining the agricultural equipment segment with the commercial and consumer equipment segment into the agriculture and turf segment effective at the beginning of the third quarter of 2009 (see Note 28). By combining these segments, the company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs.  The company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets. Voluntary employee separations related to the new organizational structure resulted in pretax expenses of $91 million in 2009. The expenses were approximately 60 percent cost of sales and 40 percent selling, administrative and general expenses. Annual savings from the separation program are expected to be approximately $50 million to $60 million in 2010.

Goodwill Impairment

In the fourth quarter of 2009, the company recorded a non-cash charge in cost of sales for the impairment of goodwill of $289 million pretax, or $274 million after-tax. The charge was associated with the company’s John Deere Landscapes reporting unit, which is included in the agriculture and turf operating segment. The key factor contributing to the goodwill impairment was a decline in the reporting unit’s forecasted financial performance as a result of weak economic conditions. The method for determining the fair value of the reporting unit to measure the fair value of the goodwill was a combination of comparable market values for similar businesses and discounted cash flows.

6. CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the company’s short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

The Equipment Operations sell a significant portion of their trade receivables to Financial Services. These intercompany cash flows are eliminated in the consolidated cash flows.

All cash flows from the changes in trade accounts and notes receivable (see Note 12) are classified as operating activities in the Statement of Consolidated Cash Flows as these receivables arise from sales to the company’s customers. Cash flows from financing receivables that are related to sales to the company’s customers (see Note 12) are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

The company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The company transferred inventory to equipment on operating leases of $320 million, $307 million and $269 million in 2009, 2008 and 2007, respectively. The company had accounts payable related to purchases of property and equipment of $81 million, $158 million and $100 million at October 31, 2009, 2008 and 2007, respectively.

Cash payments (receipts) for interest and income taxes consisted of the following in millions of dollars:

	2009	2008	2007
Interest:
Equipment Operations	$388	$414	$423
Financial Services	878	1,001	1,005
Intercompany eliminations	(273)	(288)	(294)
Consolidated	$993	$1,127	$1,134

Income taxes:
Equipment Operations	$170	$667	$601
Financial Services	(73)	95	196
Intercompany eliminations	109	(50)	(157)
Consolidated	$206	$712	$640

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The company has several postretirement health care and life insurance plans for retired employees in the U.S. and Canada. The company uses an October 31 measurement date for these plans.

On October 31, 2007, the company adopted FASB ASC 715, Compensation-Retirement Benefits (FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans). ASC 715 requires retirement benefit liabilities or benefit assets on the balance sheet to be adjusted to the difference between the benefit obligations and the plan assets at fair value. The offset to the adjustment is recorded directly in stockholders’ equity net of tax. The amount recorded in stockholders’ equity represents the after-tax unamortized actuarial gains or losses and unamortized prior service cost (credit). ASC 715 also requires all benefit obligations and plan assets to be measured at fiscal year end, which the company presently does. Prospective application of the new accounting was required.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2009	2008	2007
Pensions
Service cost	$124	$159	$168
Interest cost	563	514	488
Expected return on plan assets	(739)	(743)	(682)
Amortization of actuarial loss	1	48	94
Amortization of prior service cost	25	26	27
Early-retirement benefits	4	10
Settlements/curtailments	27	3	4
Net cost	$5	$17	$99

Weighted-average assumptions
Discount rates	8.1%	6.2%	5.7%
Rate of compensation increase	3.9%	3.9%	3.8%
Expected long-term rates of return	8.3%	8.3%	8.4%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2009	2008	2007
Health care and life insurance
Service cost	$28	$49	$69
Interest cost	344	323	321
Expected return on plan assets	(118)	(177)	(156)
Amortization of actuarial loss	65	82	215
Amortization of prior service credit	(12)	(17)	(133)
Early-retirement benefits	1
Settlements/curtailments	(1)
Net cost	$307	$260	$316

Weighted-average assumptions
Discount rates	8.2%	6.4%	5.9%
Expected long-term rates of return	7.8%	7.8%	7.8%

The above benefit plan costs in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	Pensions		Health Care and Life Insurance
	2009	2008	2009	2008
Net costs	$5	$17	$307	$260
Retirement benefits adjustment included in other comprehensive (income) loss:
Net actuarial losses (gain)	2,087	986	2,024	(435)
Prior service cost (credit)	147	4	(60)	12
Amortization of actuarial losses	(1)	(48)	(65)	(82)
Amortization of prior service (cost) credit	(25)	(26)	12	17
Settlements/curtailments	(27)	(3)	1
Total (gain) loss recognized in other comprehensive (income) loss	2,181	913	1,912	(488)
Total recognized in comprehensive (income) loss	$2,186	$930	$2,219	$(228)

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2009	2008	2009	2008
Change in benefit obligations
Beginning of year balance	$(7,145)	$(8,535)	$(4,158)	$(5,250)
Service cost	(124)	(159)	(28)	(49)
Interest cost	(563)	(514)	(344)	(323)
Actuarial gain (loss)	(2,248)	1,361	(2,144)	1,163
Amendments	(147)	(4)	60	(12)
Benefits paid	589	588	326	312
Health care subsidy receipts			(15)	(14)
Early-retirement benefits	(4)	(10)	(1)
Settlements/curtailments	55	(1)
Foreign exchange and other	(121)	129	(14)	15
End of year balance	(9,708)	(7,145)	(6,318)	(4,158)

Change in plan assets (fair value)
Beginning of year balance	7,828	10,002	1,623	2,185
Actual return on plan assets	901	(1,610)	241	(548)
Employer contribution	233	137	125	294
Benefits paid	(589)	(588)	(326)	(312)
Settlements	(55)
Foreign exchange and other	83	(113)	3	4
End of year balance	8,401	7,828	1,666	1,623
Funded status	$(1,307)	$683	$(4,652)	$(2,535)

Weighted-average assumptions
Discount rates	5.5%	8.1%	5.6%	8.2%
Rate of compensation increase	3.9%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2009	2008	2009	2008
Amounts recognized in balance sheet
Noncurrent asset	$94	$1,106
Current liability	(76)	(38)	$(26)	$(22)
Noncurrent liability	(1,325)	(385)	(4,626)	(2,513)
Total	$(1,307)	$683	$(4,652)	$(2,535)

Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial losses	$3,684	$1,625	$2,545	$585
Prior service cost (credit)	212	90	(96)	(48)
Total	$3,896	$1,715	$2,449	$537

The total accumulated benefit obligations for all pension plans at October 31, 2009 and 2008 was $9,294 million and $6,856 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,567 million and $4,574 million, respectively, at October 31, 2009 and $767 million and $423 million, respectively, at October 31, 2008. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $5,976 million and $4,575 million, respectively, at October 31, 2009 and $873 million and $450 million, respectively, at October 31, 2008.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2010 in millions of dollars follow:

	Pensions	Health Care and Life Insurance
Net actuarial losses	$116	$335
Prior service cost (credit)	42	(16)
Total	$158	$319

The company expects to contribute approximately $256 million to its pension plans and approximately $134 million to its health care and life insurance plans in 2010, which include direct benefit payments on unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance	Health Care Subsidy Receipts*
2010	$706	$350	$16
2011	670	369	17
2012	680	387	18
2013	685	404	20
2014	689	421	21
2015 to 2019	3,434	2,281	128

* Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2009, the weighted-average composite trend rates were assumed to be 8.2 percent for 2010, 7.7 percent for 2011, 7.2 percent for 2012, 6.7 percent for 2013, 6.2 percent for 2014, 5.8 percent for 2015, 5.4 percent for 2016 and 5.0 percent for 2017 and all future years. The obligations at October 31, 2008 assumed 7.1 percent for 2009, 6.3 percent for 2010, 5.8 percent for 2011, 5.2 percent for 2012 and 5.0 percent for 2013 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations at October 31, 2009 by $752 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $39 million. A decrease of one percentage point would decrease the obligations by $629 million and the cost by $33 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2009 and 2008 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates.

The following is the percentage allocation for plan assets at October 31:

	Pensions		Health Care
	2009	2008	2009	2008
Equity securities	38%	27%	51%	42%
Debt securities*	38	47	34	42
Real estate	5	6	3	3
Other	19	20	12	13

*     The pension and health care debt securities include 11 percent and 4 percent in 2009 and 24 percent and 7 percent in 2008, respectively, of non-fixed income securities that have been combined with derivatives to create fixed income exposures.

The primary investment objective is to maximize the growth of the pension and health care plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. On an on-going basis, the target allocations for pension assets are approximately 38 percent for equity securities, 37 percent for debt securities (see note in previous table), 6 percent for real estate and 19 percent for other. The target allocations for health care assets are approximately 50 percent for equity securities, 35 percent for debt securities (see note in previous table), 4 percent for real estate and 11 percent for other. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 6.2 percent during the past ten years and approximately 9.7 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

The company has created certain Voluntary Employees’ Beneficiary Association trusts (VEBAs) for the funding of postretirement health care benefits. The future expected asset returns for these VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of short-term liquid securities. These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the company’s pension plan trust.

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $131 million in 2009, $126 million in 2008 and $114 million in 2007.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2009	2008	2007
Current:
U.S.:
Federal	$3	$559	$484
State	12	60	40
Foreign	273	402	354
Total current	288	1,021	878
Deferred:
U.S.:
Federal	246	74	(2)
State	10	3	8
Foreign	(84)	13	(1)
Total deferred	172	90	5
Provision for income taxes	$460	$1,111	$883

Based upon location of the company’s operations, the consolidated income before income taxes in the U.S. in 2009, 2008 and 2007 was $756 million, $1,730 million and $1,601 million, respectively, and in foreign countries was $584 million, $1,394 million and $1,075 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S., as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2009	2008	2007
U.S. federal income tax provision at a statutory rate of 35 percent	$469	$1,093	$936
Increase (decrease) resulting from:
Nondeductible goodwill impairment charge	86
State and local income taxes, net of federal income tax benefit	14	41	32
Wind energy production tax credits	(26)	(14)	(4)
Research and development tax credits	(25)	(18)	(11)
Taxes on foreign activities	(10)	21	(24)
Nondeductible costs and other-net	(48)	(12)	(46)
Provision for income taxes	$460	$1,111	$883

At October 31, 2009, accumulated earnings in certain subsidiaries outside the U.S. totaled $1,348 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other postretirement benefit liabilities	$1,860		$1,054
Pension liabilities - net	335
Pension assets - net				$361
Accrual for sales allowances	324		361
Tax over book depreciation		$437		266
Tax loss and tax credit carryforwards	204		124
Accrual for employee benefits	168		231
Lease transactions		191		172
Allowance for credit losses	140		113
Goodwill and other intangible assets		124		126
Stock option compensation	74		54
Deferred gains on distributed foreign earnings	71		69
Intercompany profit in inventory	52		70
Deferred compensation	34		32
Undistributed foreign earnings		41		40
Other items	361	104	237	38
Less valuation allowances	(89)		(73)
Deferred income tax assets and liabilities	$3,534	$897	$2,272	$1,003

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2009, certain tax loss and tax credit carryforwards for $204 million were available with $136 million expiring from 2011 through 2029 and $68 million with an unlimited expiration date.

The company adopted FASB ASC 740, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), at the beginning of 2008. As a result of adoption, the company recorded an increase in its liability for unrecognized tax benefits of $170 million, an increase in accrued interest and penalties payable of $30 million, an increase in deferred tax liabilities of $6 million, a reduction in the beginning retained earnings balance of $48 million, an increase in tax receivables of $136 million, an increase in deferred tax assets of $11 million and an increase in interest receivable of $11 million.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars is as follows:

	2009	2008
Beginning of year balance	$236	$218
Increases to tax positions taken during the current year	29	23
Increases to tax positions taken during prior years	12	31
Decreases to tax positions taken during prior years	(28)	(20)
Decreases due to lapse of statute of limitations	(3)	(3)
Settlements	(5)
Acquisitions		2
Foreign exchange	19	(15)
End of year balance	$260	$236

The amount of unrecognized tax benefits at October 31, 2009 that would affect the effective tax rate if the tax benefits were recognized was $73 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. Based on worldwide tax audits which are scheduled to close over the next twelve months, the company expects to have decreases of approximately $130 million and increases of approximately $50 million to uncertain tax benefits primarily related to transfer pricing. These changes in unrecognized tax benefits are not expected to have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdictions, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company’s federal income tax returns for periods prior to 2001, and for the years 2002 through 2006. The year 2001, 2007 and 2008 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company’s continuing policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2009 and 2008, the total amount of expense from interest and penalties was $4 million and $23 million and the interest income was $3 million and $2 million, respectively. At October 31, 2009 and 2008, the liability for accrued interest and penalties totaled $47 million and $45 million and the receivable for interest was $4 million and $5 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2009	2008	2007
Other income
Revenues from services	$418	$421	$314
Investment income	9	21	83
Securitization and servicing fee income	3	6	23
Other	84	118	118
Total	$514	$566	$538

Other operating expenses
Depreciation of equipment on operating leases	$288	$308	$297
Cost of services	357	295	248
Other	72	96	20
Total	$717	$699	$565

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (50 percent ownership), Bell Equipment Limited (32 percent ownership) and A&I Products (36 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in Unconsolidated Affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars is as follows:

Operations	2009	2008	2007
Sales	$1,404	$2,214	$2,026
Net income (loss)	(23)	99	79
Deere & Company’s equity in net income (loss)	(6)	40	29

Financial Position	2009	2008
Total assets	$1,157	$1,382
Total external borrowings	264	260
Total net assets	515	545
Deere & Company’s share of the net assets	213	224

Consolidated retained earnings at October 31, 2009 include undistributed earnings of the unconsolidated affiliates of $81 million. Dividends from unconsolidated affiliates were $.4 million in 2009, $20 million in 2008 and $13 million in 2007.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
U.S. government debt securities	$49	$3		$52
Municipal debt securities	23	1		24
Corporate debt securities	41	2		43
Residential mortgage-backed securities*	70	3		73
Marketable securities	$183	$9		$192

2008
U.S. government debt securities	$402	$2	$1	$403
Municipal debt securities	119		1	118
Corporate debt securities	239		4	235
Residential mortgage-backed securities*	87	1	1	87
Asset-backed securities	44			44
Other debt securities	90			90
Marketable securities	$981	$3	$7	$977

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2009 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$28	$28
Due after one through five years	79	83
Due after five through 10 years	63	67
Due after 10 years	13	14
Debt securities	$183	$192

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $759 million in 2009, $1,137 million in 2008 and $1,379 million in 2007. Realized gains were $4 million, $12 million and $4 million and realized losses were $8 million, $15 million and $10 million in 2009, 2008 and 2007, respectively. The increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not material in any years presented. Unrealized losses at October 31, 2008 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were $2 million in 2009, $27 million in 2008 and $7 million in 2007.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2009	2008
Trade accounts and notes:
Agriculture and turf	$2,363	$2,717
Construction and forestry	254	518
Trade accounts and notes receivable–net	$2,617	$3,235

At October 31, 2009 and 2008, dealer notes included in the previous table were $538 million and $499 million, and the allowance for doubtful trade receivables was $77 million and $56 million, respectively.

The Equipment Operations sell a significant portion of newly originated trade receivables to Financial Services and provide compensation to these operations at market rates of interest.

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

Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2009		2008
	Unrestricted/Restricted		Unrestricted/Restricted
Retail notes:
Equipment:
Agriculture and turf	$9,687	$2,934	$11,026	$1,380
Construction and forestry	1,084	624	2,011	434
Recreational products	8		16
Total	10,779	3,558	13,053	1,814
Wholesale notes	1,986		1,336
Revolving charge accounts	2,265		1,905
Financing leases (direct and sales-type)	993		1,005
Operating loans	297		358
Total financing receivables	16,320	3,558	17,657	1,814
Less:
Unearned finance income:
Equipment notes	738	425	1,361	158
Recreational product notes			3
Financing leases	113		117
Total	851	425	1,481	158
Allowance for doubtful receivables	214	25	159	11
Financing receivables – net	$15,255	$3,108	$16,017	$1,645

The residual values for investments in financing leases at October 31, 2009 and 2008 totaled $59 million and $63 million, respectively.

Financing receivables have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2009		2008
	Unrestricted/Restricted		Unrestricted/Restricted
Retail notes*:
Equipment:
Agriculture and turf	$1,505	$22	$1,391	$60
Construction and forestry	389	2	513	9
Total	1,894	24	1,904	69
Wholesale notes	1,986		1,336
Sales-type leases	583		584
Total	$4,463	$24	$3,824	$69
Less:
Unearned finance income:
Equipment notes	$191	$1	$197	$5
Sales-type leases	57		61
Total	248	1	258	5
Financing receivables related to the company’s sales of equipment	$4,215	$23	$3,566	$64

* These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2009		2008
	Unrestricted/Restricted		Unrestricted/Restricted
Due in months:
0 –12	$8,320	$1,286	$8,223	$743
13 –24	3,264	1,045	3,864	581
25 –36	2,174	699	2,712	326
37 –48	1,365	395	1,665	133
49 –60	874	125	917	29
Thereafter	323	8	276	2
Total	$16,320	$3,558	$17,657	$1,814

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

          At October 31, 2009 and 2008, the unpaid balances of receivables administered but not owned were $292 million and $326 million, respectively. At October 31, 2009 and 2008, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $18,656 million and $17,988 million, respectively.

Generally when financing receivables are approximately 120 days delinquent, accrual of finance income has been suspended and the estimated uncollectible amount has been written off to the allowance for credit losses. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Investments in financing receivables on non-accrual status at October 31, 2009 and 2008 were $284 million and $88 million, respectively.

Total financing receivable amounts 60 days or more past due were $67 million at October 31, 2009, compared with $45 million at October 31, 2008. These past-due amounts represented .36 percent and .25 percent of the receivables financed at October 31, 2009 and 2008, respectively. The allowance for doubtful financing receivables represented 1.28 percent and .95 percent of financing receivables outstanding at October 31, 2009 and 2008, respectively. In addition, at October 31, 2009 and 2008, the company’s credit operations had $181 million and $189 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2009	2008	2007
Beginning of year balance	$170	$172	$155
Provision charged to operations	195	83	62
Amounts written off	(140)	(71)	(59)
Other changes (primarily translation adjustments)	14	(14)	14
End of year balance	$239	$170	$172

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms of the receivables.

An analysis of impaired financing receivables at October 31 follows in millions of dollars:

	2009	2008
Impaired receivables with a specific related allowance*	$50	$26
Impaired receivables without a specific related allowance	15	13
Total impaired receivables	$65	$39
Average balance of impaired receivables during the year	$52	$29

* Related allowance of $27 million and $6 million as of October 31, 2009 and 2008, respectively.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2009	2008
Taxes receivable	$637	$465
Other	227	200
Other receivables	$864	$665

13. SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the company’s consolidated statements because the assets they hold are legally isolated. For bankruptcy analysis purposes, the company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors. The resulting secured borrowings are included in short-term borrowings on the balance sheet. The securitized retail notes are recorded as “Restricted financing receivables - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash. The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the company is not the primary beneficiary. No additional support to these SPEs beyond what was previously contractually required has been provided during fiscal year 2009.

In certain securitizations, the company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,157 million and $1,303 million at October 31, 2009 and 2008, respectively. The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $2,133 million and $1,287 million at October 31, 2009 and 2008, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In other securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company is not considered to be the primary beneficiary of these conduits, because the company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $1,059 million and $398 million at October 31, 2009 and 2008, respectively. The liabilities (short-term borrowings and accrued interest) related to these conduits were $1,004 million and $398 million at October 31, 2009 and 2008, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2009
Carrying value of liabilities	$1,004
Maximum exposure to loss	1,059

The assets of unconsolidated conduits related to securitizations in which the company’s variable interests were considered significant were approximately $35 billion at October 31, 2009.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2009	2008
Restricted financing receivables (retail notes)	$3,133	$1,656
Allowance for credit losses	(25)	(11)
Other assets	108	56
Total restricted securitized assets	$3,216	$1,701

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2009	2008
Short-term borrowings	$3,132	$1,682
Accrued interest on borrowings	5	3
Total liabilities related to restricted securitized assets	$3,137	$1,685

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2009, the maximum remaining term of all restricted receivables was approximately five years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $1,733 million and $1,639 million at October 31, 2009 and 2008, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $484 million and $471 million at October 31, 2009 and 2008, respectively. The corresponding depreciation expense was $288 million in 2009, $308 million in 2008 and $297 million in 2007.

Future payments to be received on operating leases totaled $800 million at October 31, 2009 and are scheduled as follows in millions of dollars: 2010 – $355, 2011 – $222, 2012 – $132, 2013 – $72 and 2014 – $19.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 59 percent and 64 percent of worldwide gross inventories at FIFO value on October 31, 2009 and 2008, respectively. The pretax favorable income effect from the liquidation of LIFO inventory during 2009 was approximately $37 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2009	2008
Raw materials and supplies	$940	$1,170
Work-in-process	387	519
Finished machines and parts	2,437	2,677
Total FIFO value	3,764	4,366
Less adjustment to LIFO value	1,367	1,324
Inventories	$2,397	$3,042

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2009	2008
Equipment Operations
Land		$116	$91
Buildings and building equipment	24	2,144	1,840
Machinery and equipment	11	3,826	3,457
Dies, patterns, tools, etc.	7	1,081	933
All other	5	672	617
Construction in progress		362	386
Total at cost		8,201	7,324
Less accumulated depreciation		4,744	4,333
Total		3,457	2,991
Financial Services
Land		4	4
Buildings and building equipment	27	70	40
Machinery and equipment	16	1,064	690
All other	6	40	34
Construction in progress		37	447
Total at cost		1,215	1,215
Less accumulated depreciation		140	78
Total		1,075	1,137
Property and equipment-net		$4,532	$4,128

* Weighted-averages

Property and equipment is stated at cost less accumulated depreciation. Total property and equipment additions in 2009, 2008 and 2007 were $798 million, $1,147 million and $1,064 million and depreciation was $513 million, $467 million and $402 million, respectively. Capitalized interest was $15 million, $26 million and $31 million in the same periods, respectively. The cost of leased property and equipment under capital leases amounting to $47 million and $30 million at October 31, 2009 and 2008, respectively, is included in property and equipment.

Financial Services property and equipment additions included above were $1 million, $359 million and $476 million in 2009, 2008 and 2007 and depreciation was $62 million, $34 million and $13 million, respectively. The Financial Services additions were primarily due to wind turbines related to investments in wind energy generation. Financial Services had additions to cost of property and equipment in 2009 of

$71 million, which were mostly offset by cost reductions of $70 million due to becoming eligible for government grants for certain wind energy investments related to costs recognized in prior and current periods.

Capitalized software is stated at cost less accumulated amortization, and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2009 and 2008 were $486 million and $425 million, less accumulated amortization of $342 million and $288 million, respectively. Amortization of these software costs was $54 million in 2009, $35 million in 2008 and $33 million in 2007. The cost of leased software assets under capital leases amounting to $33 million and $31 million at October 31, 2009 and 2008, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The amounts of goodwill by operating segment were as follows in millions of dollars:

	2009	2008
Agriculture and turf	$409	$664
Construction and forestry	628	561
Goodwill	$1,037	$1,225

The decrease in goodwill in the agriculture and turf segment was primarily due to an impairment write off of $289 million, partially offset by the allocation of goodwill from an acquisition of $20 million (see Note 4) and fluctuations in foreign currency translation. The increase in goodwill for the construction and forestry segment was primarily due to fluctuations in foreign currency translation and an allocation of goodwill from an acquisition of $11 million.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2009	2008
Amortized intangible assets:
Customer lists and relationships	13	$93	$94
Technology, patents, trademarks and other	15	105	115
Total at cost		198	209
Less accumulated amortization		62	48
Other intangible assets-net		$136	$161

*      Weighted-averages

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2009, 2008 and 2007 was $18 million, $20 million and $12 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2010 - $19, 2011 - $16, 2012 - $15, 2013 - $13, and 2014 - $12.

18. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2009	2008
Equipment Operations
Commercial paper	$101	$124
Notes payable to banks	77	85
Long-term borrowings due within one year	312	9
Total	490	218
Financial Services
Commercial paper	185	2,837
Notes payable to banks	3	8
Notes payable related to securitizations (see below)	3,132	1,682
Long-term borrowings due within one year	3,349	3,776
Total	6,669	8,303
Short-term borrowings	$7,159	$8,521

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 13). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $3,132 million at October 31, 2009 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2010 - $1,551, 2011 - $954, 2012 - $506, 2013 - $120 and 2014 - $1.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2009 and 2008 were 1.7 percent and 3.2 percent, respectively. The Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $4,558 million at October 31, 2009. Some of these credit lines are available to both Deere & Company and Capital Corporation. At October 31, 2009, $4,214 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.

         Included in the above lines of credit was a long-term credit facility agreement for $3.75 billion, expiring in February 2012. The agreement is mutually extendable and the annual facility fee is not significant. The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2009 was $6,494 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,060 million at October 31, 2009. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

Deere & Company has an agreement with the Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2009	2008
Equipment Operations
Accounts payable:
Trade payables	$1,093	$1,773
Dividends payable	118	118
Other	131	108
Accrued expenses:
Employee benefits	861	1,175
Product warranties	513	586
Dealer sales discounts	774	711
Accrued income taxes	5	79
Other	1,119	1,126
Total	4,614	5,676
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	$181	$189
Other	261	230
Accrued expenses:
Unearned revenue	280	289
Accrued interest	204	150
Employee benefits	51	81
Accrued income taxes	55	29
Other	231	197
Total	1,263	1,165
Eliminations*	506	447
Accounts payable and accrued expenses	$5,371	$6,394

* Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2009		2008
Equipment Operations**
Notes and debentures:
7.85% debentures due 2010			$306
6.95% notes due 2014: ($700 principal) Swapped $300 to variable interest rates of 1.25% – 2009 and $700 to 4.5% – 2008	$800	*	770	*
4.375% notes due 2019	750
8.95% debentures due 2019			56
8-1/2% debentures due 2022	105		105
6.55% debentures due 2028	200		200
5.375% notes due 2029	500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	168		5
Total	3,073		1,992
Financial Services**
Notes and debentures:
Medium-term notes due 2010 – 2018: (principal $11,186 - 2009, $9,189 - 2008) Average interest rates of 3.5% – 2009, 4.7% – 2008	11,430	*	9,267	*
7% notes due 2012: ($1,500 principal) Swapped $1,225 to variable interest rates of 1.3% – 2009, 2.8% – 2008	1,640	*	1,618	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 1.0% – 2009, 4.8% – 2008	699	*	668	*
Other notes	550		354
Total	14,319		11,907
Long-term borrowings	$17,392		$13,899

*                 Includes fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

The Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2010 – $312, 2011 – none, 2012 – $173, 2013 – none and 2014 – $700.

The approximate principal amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2010 – $3,350, 2011 – $3,152, 2012 – $5,014, 2013 – $2,725 and 2014 – $977.

21. LEASES

At October 31, 2009, future minimum lease payments under capital leases amounted to $56 million as follows: 2010 – $19, 2011 – $16, 2012 – $3, 2013 – $2, 2014 – $2 and later years $14. Total rental expense for operating leases was $187 million in 2009, $165 million in 2008 and $126 million in 2007.  At October 31, 2009, future minimum lease payments under operating leases amounted to $544 million as follows: 2010 – $128, 2011 – $101, 2012 – $79, 2013 – $55, 2014 – $40 and later years $141.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $214 million and $228 million at October 31, 2009 and 2008, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2009	2008
Beginning of year balance	$814	$774
Payments	(549)	(548)
Amortization of premiums received	(103)	(98)
Accruals for warranties	458	612
Premiums received	87	112
Foreign exchange	20	(38)
End of year balance	$727	$814

At October 31, 2009, the company had approximately $170 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2009, the company had accrued losses of approximately $7 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2009 was approximately six years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2009, the maximum exposure for uncollected premiums was approximately $60 million. Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $981 million at October 31, 2009. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result, at October 31, 2009, the credit operation’s accrued liability under the Agreements was not material.

At October 31, 2009, the company had commitments of approximately $178 million for the construction and acquisition of property and equipment. At October 31, 2009, the company also had pledged or restricted assets of $167 million, primarily as collateral for borrowings outside the U.S. and Canada. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $50 million at October 31, 2009, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2009.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2006	536.4	$2,204
Transfer from retained earnings for two-for-one stock split		268
Stock options and other		305
Balance at October 31, 2007	536.4	2,777
Stock options and other		157
Balance at October 31, 2008	536.4	2,934
Stock options and other		62
Balance at October 31, 2009	536.4	$2,996

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

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5 billion of additional common stock (109.8 million shares based on October 31, 2009 closing common stock price of $45.55 per share). This repurchase program supplements the previous 40 million share repurchase program, which had 13.7 million shares remaining as of October 31, 2009, for a total of 123.5 million shares remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted income per share follows in millions, except per share amounts:

	2009	2008	2007
Net income	$873.5	$2,052.8	$1,821.7
Average shares outstanding	422.8	431.1	449.3
Basic net income per share	$2.07	$4.76	$4.05
Average shares outstanding	422.8	431.1	449.3
Effect of dilutive stock options	1.6	5.2	5.7
Total potential shares outstanding	424.4	436.3	455.0
Diluted net income per share	$2.06	$4.70	$4.00

All stock options outstanding were included in the computation during 2009, 2008 and 2007, except 4.7 million options in 2009 and 2.0 million options in 2008 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The company recognizes the compensation cost on these stock options and restricted stock awards either immediately if the employee is eligible to retire or on a straight-line basis over the vesting period for the entire award. According to these plans at October 31, 2009, the company is authorized to grant an additional 11.2 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2009	2008	2007
Risk-free interest rate	.03% - 2.3%	2.9% - 4.0%	4.4% - 5.0%
Expected dividends	1.5%	1.6%	2.0%
Expected volatility	35.4% - 71.7%	30.1% - 46.7%	26.2% - 28.8%
Weighted-average volatility	36.0%	30.4%	26.3%
Expected term (in years)	6.7 - 7.8	6.6 - 7.6	6.7 - 7.6

Stock option activity at October 31, 2009 and changes during 2009 in millions of dollars and shares except for share price follow:

	Shares	Exercise Price*	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	16.1	$40.60
Granted	4.6	39.67
Exercised	(.7)	24.85
Expired or forfeited	(.2)	50.61
Outstanding at end of year	19.8	40.81	6.24	$184.6
Exercisable at end of year	13.4	36.56	5.10	158.9

*      Weighted-averages

The weighted-average grant-date fair values of options granted during 2009, 2008 and 2007 were $13.06, $27.90 and $14.10, respectively. The total intrinsic values of options exercised during 2009, 2008 and 2007 were $12 million, $226 million and $320 million, respectively. During 2009, 2008 and 2007, cash received from stock option exercises was $16 million, $109 million and $286 million with tax benefits of $4 million, $84 million and $119 million, respectively.

The company’s nonvested restricted shares at October 31, 2009 and changes during 2009 in millions of dollars and shares follow:

	Shares	Grant-Date Fair Value*
Nonvested at beginning of year	.8	$50.34
Granted	.4	38.38
Vested	(.4)	36.60
Nonvested at end of year	.8	51.72

*      Weighted-averages

During 2009, 2008 and 2007 the total share-based compensation expense was $70 million, $71 million and $82 million with an income tax benefit recognized in net income of $26 million, $26 million and $30 million, respectively. At October 31, 2009, there was $29 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total fair values of stock options and restricted shares vested during 2009, 2008 and 2007 were $66 million, $74 million and $69 million, respectively.

Prior to adoption of a new accounting standard in 2006, the pro-forma disclosure used a straight-line amortization of the stock option and restricted stock expense over the vesting period, which included employees eligible to retire. Under the new standard, the awards granted after the adoption must be recognized in expense over the requisite service period, which is either immediate if the employee is eligible to retire, or over the vesting period if the employee is not eligible to retire. The amount of expense for awards granted prior to adoption of the new standard for employees eligible to retire that continued to be amortized over the nominal vesting period was insignificant in 2009 and 2008. In 2007, it was approximately $12 million pretax, $8 million after-tax ($.02 per share, basic and diluted).

The company currently uses shares which have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2009, the company had 113 million shares in treasury stock and 123 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2007
Minimum pension liability adjustment	$104	$(38)	$66
Cumulative translation adjustment	325	4	329
Unrealized loss on derivatives:
Hedging loss	(16)	6	(10)
Reclassification of realized gain to net income	(6)	2	(4)
Net unrealized loss	(22)	8	(14)
Unrealized loss on investments:
Holding loss	(6)	2	(4)
Reclassification of realized loss to net income	4	(1)	3
Net unrealized loss	(2)	1	(1)
Total other comprehensive income (loss)	$405	$(25)	$380

2008
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(567)	$174	$(393)
Reclassification of actuarial losses and prior service cost to net income	142	(54)	88
Net unrealized loss	(425)	120	(305)
Cumulative translation adjustment	(401)	(5)	(406)
Unrealized loss on derivatives:
Hedging loss	(73)	24	(49)
Reclassification of realized loss to net income	24	(8)	16
Net unrealized loss	(49)	16	(33)
Unrealized loss on investments:
Holding loss	(38)	13	(25)
Reclassification of realized loss to net income	29	(10)	19
Net unrealized loss	(9)	3	(6)
Total other comprehensive income (loss)	$(884)	$134	$(750)

2009
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(4,198)	$1,587	$(2,611)
Reclassification of actuarial losses and prior service cost to net income	105	(31)	74
Net unrealized loss	(4,093)	1,556	(2,537)
Cumulative translation adjustment	326	1	327
Unrealized loss on derivatives:
Hedging loss	(90)	31	(59)
Reclassification of realized loss to net income	84	(29)	55
Net unrealized loss	(6)	2	(4)
Unrealized gain on investments:
Holding loss	(793)	278	(515)
Reclassification of realized loss to net income	805	(282)	523
Net unrealized gain	12	(4)	8
Total other comprehensive income (loss)	$(3,761)	$1,555	$(2,206)

26. FINANCIAL INSTRUMENTS

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$15,255	$15,434	$16,017	$15,588
Restricted financing receivables	$3,108	$3,146	$1,645	$1,640
Short-term secured borrowings*	$3,132	$3,162	$1,682	$1,648
Long-term borrowings:
Equipment Operations	$3,073	$3,303	$1,992	$1,895
Financial Services	14,319	14,818	11,907	11,112
Total	$17,392	$18,121	$13,899	$13,007

*      See Note 18.

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

All derivative instruments are recorded at fair values and classified as either other assets or accounts payable and accrued expenses on the balance sheet. The total amounts of the company’s derivatives at October 31, 2009 and 2008 that were recorded in other assets were $740 million and $417 million, respectively. The total amounts recorded in accounts payable and accrued expenses for the same periods were $154 million and $129 million, respectively, (see Note 27).

Assets and liabilities measured at October 31 at fair value in the financial statements on a recurring basis in millions of dollars follow:

	2009
	Total	Level 1	Level 2
Marketable securities
U.S. government debt securities	$52	$32	$20
Municipal debt securities	24		24
Corporate debt securities	43		43
Residential mortgage-backed securities*	73		73
Total marketable securities	192	32	160
Other assets
Derivatives:
Interest rate contracts	550		550
Foreign exchange contracts	17		17
Cross-currency interest rate contracts	173		173
Total assets	$932	$32	$900
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$121		$121
Foreign exchange contracts	32		32
Cross-currency interest rate contracts	1		1
Total liabilities	$154		$154

*      Primarily issued by U.S. government sponsored enterprises.

Financial assets measured at fair value at October 31 on a nonrecurring basis and the losses during the year in millions of dollars were as follows:

	2009
	Level 3	Losses
Financing receivables	$23	$21
Trade receivables	$1

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

The following is a description of the valuation methodologies the company uses to measure financial instruments at fair value:

Marketable Securities – The portfolio of investments is primarily valued on a matrix pricing model in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives – The company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps. The portfolio is valued based on a discounted cash flow approach using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables – Receivables with specific reserves established due to payment defaults are valued based on a discounted cash flow approach, appraisal values or realizable values for the underlying collateral. The related credit allowances represent cumulative adjustments to measure those specific receivables at fair value.

27. DERIVATIVE INSTRUMENTS

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

All derivatives are recorded at fair value on the balance sheet. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued. Any past or future changes in the derivative’s fair value, which will not be effective as an offset to the income effects of the item being hedged, are recognized currently in the income statement.

Certain of the company’s derivative agreements contain credit support provisions that require the company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a liability position at October 31, 2009 was $13 million. The company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements or mutual put options at fair value. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $740 million as of October 31, 2009. The amount of collateral received at October 31, 2009 to offset this potential maximum loss was $81 million. The netting provisions of the agreements would reduce the maximum amount of loss the company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $88 million as of October 31, 2009. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2009.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from variable interest rate borrowings. The total notional amount of these receive-variable/pay-fixed interest rate contracts at October 31, 2009 was $2,492 million. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense as payments were accrued and the contracts approached maturity. These amounts offset the effects of interest rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at October 31, 2009 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $38 million after-tax. These contracts mature in up to 19 months. There were no significant gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings. The total notional amount of these receive-fixed/pay-variable interest rate contracts at October 31, 2009 was $6,912 million. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) including interest on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

2009
Interest rate contracts	$453
Borrowings	(617)

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amount of the interest rate swaps was $1,745 million, the foreign exchange contracts was $2,156 million and the cross-currency interest rate contracts was $839 million at October 31, 2009. There were also $1,560 million of interest rate caps purchased and $1,560 million sold at the same capped interest rate to facilitate borrowings through securitization of retail notes at October 31, 2009. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2009
		Accounts Payable
	Other	and
	Assets	Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$507	$77
Not designated as hedging instruments:
Interest rate contracts	43	44
Foreign exchange contracts	17	32
Cross-currency interest rate contracts	173	1
Total not designated	233	77
Total derivatives	$740	$154

The classification and gains (losses) related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

2009
Fair Value Hedges
Interest rate contracts – Interest expense	$453
Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)	(90)
Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense	(84)
Recognized Directly in Income
(Ineffective Portion)*:
Interest rate contracts – Interest expense	*
Not Designated as Hedges
Interest rate contracts – Interest expense**	(5)
Foreign exchange contracts – Cost of sales	(64)
Foreign exchange contracts – Other operating expenses**	(90)
Total	$(159)

*                 The amount is not material.

**          Includes interest and foreign exchange expenses from cross-currency interest rate contracts.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

In April 2009, the company announced it was combining the organization and internal reporting of the agricultural equipment segment with the commercial and consumer equipment segment. The operations were combined into the agriculture and turf segment effective at the beginning of the third quarter of 2009. By combining the organization of these segments, the company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs. The company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets. The segment information has been revised for this change.

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment manufactures and distributes a full line of farm and turf equipment and related service parts – including large, medium and utility tractors; loaders; combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, it provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers certain crop risk mitigation products and invests in wind energy generation.

Certain operations do not meet the materiality threshold of reporting and are included in the “Other” category.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2009, 2008 and 2007 were as follows: agriculture and turf net sales of $32 million, $40 million and $75 million, construction and forestry net sales of $4 million, $8 million and $9 million, and credit revenues of $248 million, $257 million and $276 million, respectively.

OPERATING SEGMENTS	2009	2008	2007
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$18,122	$20,985	$16,454
Construction and forestry net sales	2,634	4,818	5,035
Total net sales	20,756	25,803	21,489
Credit revenues	1,930	2,190	2,094
Other revenues*	426	445	499
Total	$23,112	$28,438	$24,082

*                 Other revenues are primarily the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit (loss)
Agriculture and turf	$1,448	$2,461	$1,747
Construction and forestry	(83)	466	571
Credit*	223	478	548
Other	19	15	5
Total operating profit	1,607	3,420	2,871
Interest income	46	87	103
Investment income		10	75
Interest expense	(163)	(184)	(181)
Foreign exchange gain (loss) from equipment operations’ financing activities	(40)	(13)	3
Corporate expenses – net	(117)	(156)	(166)
Income taxes	(460)	(1,111)	(883)
Total	(734)	(1,367)	(1,049)
Net income	$873	$2,053	$1,822

*                 Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agriculture and turf	$28	$17	$16
Construction and forestry	4	3	4
Credit	1,584	1,753	1,758
Corporate	46	87	103
Intercompany	(273)	(288)	(293)
Total	$1,389	$1,572	$1,588

*                 Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$208	$198	$208
Construction and forestry	19	34	39
Credit	925	1,009	1,017
Corporate	163	184	181
Intercompany	(273)	(288)	(294)
Total	$1,042	$1,137	$1,151

Depreciation* and amortization expense
Agriculture and turf	$438	$403	$354
Construction and forestry	78	81	75
Credit	357	347	315
Total	$873	$831	$744

*                 Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$14	$17	$13
Construction and forestry	(21)	22	16
Credit	1	1
Total	$(6)	$40	$29

Identifiable operating assets
Agriculture and turf	$6,526	$7,041	$5,916
Construction and forestry	2,132	2,356	2,334
Credit	25,698	24,866	23,518
Other	266	259	193
Corporate*	6,511	4,213	6,615
Total	$41,133	$38,735	$38,576

*                 Corporate assets are primarily the Equipment Operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$702	$680	$471
Construction and forestry	95	108	118
Credit	1	359	475
Total	$798	$1,147	$1,064

Investment in unconsolidated affiliates
Agriculture and turf	$57	$48	$41
Construction and forestry	149	171	104
Credit	7	5	5
Total	$213	$224	$150

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2009	2008	2007
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (88%)*	$13,022	$15,068	$13,829
Financial Services revenues (83%)*	1,801	1,997	1,925
Total	14,823	17,065	15,754
Outside U.S. and Canada:
Equipment Operations net sales	7,734	10,735	7,660
Financial Services revenues	227	273	234
Total	7,961	11,008	7,894
Other revenues	328	365	434
Total	$23,112	$28,438	$24,082

* The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2009, 2008 and 2007.

Operating profit
U.S. and Canada:
Equipment Operations	$1,129	$1,831	$1,539
Financial Services	156	418	486
Total	1,285	2,249	2,025
Outside U.S. and Canada:
Equipment Operations	236	1,096	779
Financial Services	86	75	67
Total	322	1,171	846
Total	$1,607	$3,420	$2,871

Property and equipment
U.S.	$2,907	$2,831	$2,283
Germany	442	360	381
Other countries	1,183	937	870
Total	$4,532	$4,128	$3,534

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009 Market price
High	$45.99	$42.88	$47.05	$48.38
Low	$28.77	$24.83	$35.31	$41.13
2008 Market price
High	$94.69	$93.35	$90.19	$73.47
Low	$70.76	$79.15	$64.01	$29.89

At October 31, 2009, there were 27,925 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule.

The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009*
Net sales and revenues	$5,146	$6,748	$5,884	$5,334
Net sales	4,560	6,187	5,283	4,726
Gross profit	1,018	1,430	1,225	828
Income (loss) before income taxes	274	612	509	(55)
Net income (loss)	204	472	420	(223)
Net income (loss) per share – basic	.48	1.12	.99	(.53)
Net income (loss) per share – diluted	.48	1.11	.99	(.53)
Dividends declared per share	.28	.28	.28	.28
Dividends paid per share	.28	.56	**	.28
2008*
Net sales and revenues	$5,201	$8,097	$7,739	$7,401
Net sales	4,531	7,469	7,070	6,734
Gross profit	1,169	1,960	1,648	1,452
Income before income taxes	531	1,163	869	561
Net income	369	764	575	345
Net income per share – basic	.84	1.76	1.34	.81
Net income per share – diluted	.83	1.74	1.32	.81
Dividends declared per share	.25	.25	.28	.28
Dividends paid per share	.25	.25	.25	.28

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*   See Note 5 for “Special Items.”

** Due to the dividend payment dates, two quarterly dividends of $.28 per share were included in the second quarter of 2009.

30. SUBSEQUENT EVENTS

A quarterly dividend of $.28 per share was declared at the Board of Directors meeting on December 2, 2009, payable on February 1, 2010 to stockholders of record on December 31, 2009 (see Note 2).

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2009, 2008 and 2007

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2009	2008	2007	2009	2008	2007
Net Sales and Revenues
Net sales	$20,756.1	$25,803.5	$21,489.1
Finance and interest income	77.7	106.7	123.4	$2,037.3	$2,249.7	$2,225.2
Other income	337.1	366.9	403.7	246.0	282.3	214.3
Total	21,170.9	26,277.1	22,016.2	2,283.3	2,532.0	2,439.5

Costs and Expenses
Cost of sales	16,256.9	19,576.2	16,254.0
Research and development expenses	977.0	943.1	816.8
Selling, administrative and general expenses	2,262.4	2,517.0	2,237.0	528.3	451.9	390.8
Interest expense	162.6	183.9	181.2	924.8	1,008.8	1,017.3
Interest compensation to Financial Services	227.9	232.4	246.4
Other operating expenses	186.1	192.7	157.8	588.5	579.3	478.8
Total	20,072.9	23,645.3	19,893.2	2,041.6	2,040.0	1,886.9

Income of Consolidated Group before Income Taxes	1,098.0	2,631.8	2,123.0	241.7	492.0	552.6
Provision for income taxes	420.3	955.6	693.8	39.7	155.6	189.3
Income of Consolidated Group	677.7	1,676.2	1,429.2	202.0	336.4	363.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	189.7	327.5	360.8	.5	1.0	.4
Other	6.1	49.1	31.7
Total	195.8	376.6	392.5	.5	1.0	.4
Net Income	$873.5	$2,052.8	$1,821.7	$202.5	$337.4	$363.7

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The “Equipment Operations” reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the “Equipment Operations” income statement reflect the results of the agriculture and turf operations and construction and forestry operations. The supplemental “Financial Services” data represent primarily Deere & Company’s credit operations. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2009 and 2008

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2009	2008	2009	2008
ASSETS
Cash and cash equivalents	$3,689.8	$1,034.6	$961.9	$1,176.8
Marketable securities		799.2	192.0	178.3
Receivables from unconsolidated subsidiaries and affiliates	461.4	976.2
Trade accounts and notes receivable - net	775.4	1,013.8	2,345.5	2,664.6
Financing receivables - net	5.4	10.4	15,249.3	16,006.6
Restricted financing receivables - net			3,108.4	1,644.8
Other receivables	734.4	599.3	130.8	67.7
Equipment on operating leases - net			1,733.3	1,638.6
Inventories	2,397.3	3,041.8
Property and equipment - net	3,457.2	2,991.1	1,075.1	1,136.6
Investments in unconsolidated subsidiaries and affiliates	3,164.6	2,811.4	6.5	5.5
Goodwill	1,036.5	1,224.6
Other intangible assets - net	136.3	161.4
Retirement benefits	93.2	1,101.6	10.2	5.4
Deferred income taxes	2,932.9	1,479.4	91.7	80.2
Other assets	399.6	456.7	1,059.3	519.6
Total Assets	$19,284.0	$17,701.5	$25,964.0	$25,124.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$489.7	$217.9	$6,669.2	$8,302.7
Payables to unconsolidated subsidiaries and affiliates	54.9	169.2	422.9	931.5
Accounts payable and accrued expenses	4,614.0	5,675.8	1,262.8	1,165.2
Deferred income taxes	93.7	99.8	293.4	191.0
Long-term borrowings	3,072.5	1,991.5	14,319.2	11,906.9
Retirement benefits and other liabilities	6,140.5	3,014.6	38.2	34.8
Total liabilities	14,465.3	11,168.8	23,005.7	22,532.1

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2009 and 2008), at paid-in amount	2,996.2	2,934.0	1,679.1	1,617.1
Common stock in treasury, 113,188,823 shares in 2009 and 114,134,933 shares in 2008, at cost	(5,564.7)	(5,594.6)
Retained earnings	10,980.5	10,580.6	1,179.9	979.3
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(3,955.0)	(1,418.4)
Cumulative translation adjustment	400.2	73.4	137.8	39.2
Unrealized loss on derivatives	(44.1)	(40.1)	(44.1)	(40.1)
Unrealized gain (loss) on investments	5.6	(2.2)	5.6	(2.9)
Accumulated other comprehensive income (loss)	(3,593.3)	(1,387.3)	99.3	(3.8)
Total stockholders’ equity	4,818.7	6,532.7	2,958.3	2,592.6
Total Liabilities and Stockholders’ Equity	$19,284.0	$17,701.5	$25,964.0	$25,124.7

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2009, 2008 and 2007

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2009	2008	2007	2009	2008	2007
Cash Flows from Operating Activities
Net income	$873.5	$2,052.8	$1,821.7	$202.5	$337.4	$363.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	35.3	10.6	7.5	196.5	84.7	63.5
Provision for depreciation and amortization	516.2	483.9	429.2	409.0	414.3	374.6
Goodwill impairment charge	289.2
Undistributed earnings of unconsolidated subsidiaries and affiliates	(195.1)	210.3	207.7	(.5)	(1.1)	(.3)
Provision (credit) for deferred income taxes	83.2	51.8	39.1	88.4	37.9	(43.3)
Changes in assets and liabilities:
Receivables	325.9	(47.6)	(38.8)	1.2	1.4	(17.0)
Inventories	773.0	(888.9)	(87.9)
Accounts payable and accrued expenses	(1,127.2)	540.9	329.8	18.1	155.8	104.0
Accrued income taxes payable/receivable	(247.0)	72.4	(5.1)	12.9	20.4	15.6
Retirement benefits	(25.7)	(139.8)	(172.1)	(2.1)	6.7	9.0
Other	123.3	18.7	157.6	(29.4)	(117.7)	(18.8)
Net cash provided by operating activities	1,424.6	2,365.1	2,688.7	896.6	939.8	851.0
Cash Flows from Investing Activities
Collections of receivables				33,791.5	35,284.9	30,178.1
Proceeds from sales of financing receivables				34.0	88.8	229.9
Proceeds from maturities and sales of marketable securities	803.4	1,685.9	2,453.5	21.7	52.6	5.0
Proceeds from sales of equipment on operating leases				477.3	465.7	355.2
Proceeds from sales of businesses, net of cash sold		42.0	77.2
Cost of receivables acquired				(33,698.9)	(36,357.0)	(31,195.0)
Purchases of marketable securities	(7.6)	(1,059.0)	(2,200.8)	(22.0)	(82.4)	(50.8)
Purchases of property and equipment	(788.0)	(772.9)	(557.3)	(118.7)	(339.4)	(465.2)
Cost of equipment on operating leases acquired				(834.4)	(910.2)	(825.6)
Increase in investment in Financial Services	(60.0)	(494.7)	(108.3)
Acquisitions of businesses, net of cash acquired	(49.8)	(252.3)	(189.3)
Other	(20.7)	(28.5)	11.1	18.8	(34.9)	48.6
Net cash used for investing activities	(122.7)	(879.5)	(513.9)	(330.7)	(1,831.9)	(1,719.8)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(52.2)	77.5	(208.0)	(1,332.6)	(490.5)	307.5
Change in intercompany receivables/payables	550.9	(568.8)	67.6	(550.9)	568.8	(67.6)
Proceeds from long-term borrowings	1,384.8			4,898.0	6,320.2	4,283.8
Payments of long-term borrowings	(75.6)	(20.1)	(7.8)	(3,754.7)	(4,565.3)	(3,128.7)
Proceeds from issuance of common stock	16.5	108.9	285.7
Repurchases of common stock	(3.2)	(1,677.6)	(1,517.8)
Capital investment from Equipment Operations				60.0	494.7	108.3
Dividends paid	(473.4)	(448.1)	(386.7)		(565.3)	(588.1)
Excess tax benefits from share-based compensation	4.6	72.5	102.2
Other	(25.8)	.1	3.7	(116.1)	(26.2)	(14.9)
Net cash provided by (used for) financing activities	1,326.6	(2,455.6)	(1,661.1)	(796.3)	1,736.4	900.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	26.7	(15.0)	29.2	15.5	73.4	16.8
Net Increase (Decrease) in Cash and Cash Equivalents	2,655.2	(985.0)	542.9	(214.9)	917.7	48.3
Cash and Cash Equivalents at Beginning of Year	1,034.6	2,019.6	1,476.7	1,176.8	259.1	210.8
Cash and Cash Equivalents at End of Year	$3,689.8	$1,034.6	$2,019.6	$961.9	$1,176.8	$259.1

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2009	2008	2007		2006	2005		2004	2003	2002	2001	2000
Net sales and revenues	$23,112	$28,438	$24,082		$22,148	$21,191		$19,204	$14,856	$13,296	$12,694	$12,650
Net sales	20,756	25,803	21,489		19,884	19,401		17,673	13,349	11,703	11,077	11,169
Finance and interest income	1,842	2,068	2,055		1,777	1,440		1,196	1,276	1,339	1,445	1,321
Research and development expenses	977	943	817		726	677		612	577	528	590	542
Selling, administrative and general expenses	2,781	2,960	2,621		2,324	2,086		1,984	1,623	1,546	1,609	1,407
Interest expense	1,042	1,137	1,151		1,018	761		592	629	637	766	677
Income (loss) from continuing operations	873	2,053	1,822		1,453	1,414		1,398	620	296	(83)	470
Net income (loss)	873	2,053	1,822		1,694	1,447		1,406	643	319	(64)	486
Return on net sales	4.2%	8.0%	8.5%		8.5%	7.5%		8.0%	4.8%	2.7%	(.6)%	4.3%
Return on beginning stockholders’ equity	13.4%	28.7%	24.3%		24.7%	22.6%		35.1%	20.3%	8.0%	(1.5)%	11.9%

Income (loss) per share from continuing operations – basic	$2.07	$4.76	$4.05		$3.11	$2.90		$2.82	$1.29	$.62	$(.18)	$1.01
– diluted	2.06	4.70	4.00		3.08	2.87		2.76	1.27	.61	(.18)	1.00
Net income (loss) per share – basic	2.07	4.76	4.05		3.63	2.97		2.84	1.34	.67	(.14)	1.04
– diluted	2.06	4.70	4.00		3.59	2.94		2.78	1.32	.66	(.14)	1.03
Dividends declared per share	1.12	1.06	.91		.78	.60	1/2	.53	.44	.44	.44	.44
Dividends paid per share	1.12	1.03	.85	1/2	.74	.59		.50	.44	.44	.44	.44
Average number of common shares outstanding (in millions) – basic	422.8	431.1	449.3		466.8	486.6		494.5	480.4	476.4	470.0	468.6
– diluted	424.4	436.3	455.0		471.6	492.9		506.2	486.7	481.8	473.5	472.0

Total assets	$41,133	$38,735	$38,576		$34,720	$33,637		$28,754	$26,258	$23,768	$22,663	$20,469
Trade accounts and notes receivable – net	2,617	3,235	3,055		3,038	3,118		3,207	2,619	2,734	2,923	3,169
Financing receivables – net	15,255	16,017	15,631		14,004	12,869		11,233	9,974	9,068	9,199	8,276
Restricted financing receivables – net	3,108	1,645	2,289		2,371	1,458
Equipment on operating leases – net	1,733	1,639	1,705		1,494	1,336		1,297	1,382	1,609	1,939	1,954
Inventories	2,397	3,042	2,337		1,957	2,135		1,999	1,366	1,372	1,506	1,553
Property and equipment – net	4,532	4,128	3,534		2,764	2,343		2,138	2,064	1,985	2,037	1,893
Short-term borrowings:
Equipment Operations	490	218	130		282	678		312	577	398	773	928
Financial Services	6,669	8,303	9,839		7,839	6,206		3,146	3,770	4,039	5,425	4,831
Total	7,159	8,521	9,969		8,121	6,884		3,458	4,347	4,437	6,198	5,759
Long-term borrowings:
Equipment Operations	3,073	1,992	1,973		1,969	2,423		2,728	2,727	2,989	2,210	1,718
Financial Services	14,319	11,907	9,825		9,615	9,316		8,362	7,677	5,961	4,351	3,046
Total	17,392	13,899	11,798		11,584	11,739		11,090	10,404	8,950	6,561	4,764
Total stockholders’ equity	4,819	6,533	7,156		7,491	6,852		6,393	4,002	3,163	3,992	4,302

Book value per share	$11.39	$15.47	$16.28		$16.48	$14.46		$12.95	$8.22	$6.62	$8.41	$9.17
Capital expenditures	$767	$1,117	$1,025		$774	$512		$364	$313	$358	$495	$419
Number of employees (at year end)	51,262	56,653	52,022		46,549	47,423		46,465	43,221	43,051	45,069	43,670

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related statements of consolidated income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2). We also have audited the Company’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 715, Compensation – Retirement Benefits (FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)), which changed its method of accounting for pension and other postretirement benefits as of October 31, 2007.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
President and Principal Executive Officer

Date:  December 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, James M. Field and Gregory R. Noe, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

)
/s/ Samuel R. Allen	President, Principal Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)	December 17, 2009
Vance D. Coffman		)
)
)
/s/ James M. Field	Senior Vice President,	)
James M. Field	Principal Financial Officer and	)
	Principal Accounting Officer	)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)

Signature	Title		Date

)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Robert W. Lane	Chairman and Director	)
Robert W. Lane		)
)
)
/s/ Joachim Milberg	Director	)	December 17, 2009
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ David B. Speer	Director	)
David B. Speer		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2009, 2008 and 2007

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2009
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$50,527	$35,251	Bad debt recoveries	$20,043	Trade receivable write-offs	$37,919	$72,729
			Other (primarily translation)	4,827

Financial Services
Trade receivable allowances	5,746	1,699	Other (primarily translation)	558	Trade receivable write-offs	3,155	4,848
Financing receivable allowances	169,637	195,053	Other (primarily translation)	14,523	Financing receivable write-offs	140,303	238,910
Consolidated receivable allowances	$225,910	$232,003		$39,951		$181,377	$316,487

YEAR ENDED OCTOBER 31, 2008
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$58,280	$10,475	Bad debt recoveries	$987	Trade receivable write-offs	$15,370	$50,527
					Other (primarily translation)	3,845
Financial Services
Trade receivable allowances	6,067	226	Other	81	Trade receivable write-offs	628	5,746
Financing receivable allowances	171,997	82,891			Financing receivable write-offs	70,586	169,637
					Other (primarily translation)	14,665
Consolidated receivable allowances	$236,344	$93,592		$1,068		$105,094	$225,910

YEAR ENDED OCTOBER 31, 2007
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$55,820	$7,565	Bad debt recoveries	$143	Trade receivable write-offs	$5,248	$58,280

Financial Services
Trade receivable allowances	5,880	1,711	Other	66	Trade receivable write-offs	1,590	6,067
Financing receivable allowances	155,363	61,681	Other (translation)	13,846	Financing receivable write-offs	58,893	171,997
Consolidated receivable allowances	$217,063	$70,957		$14,055		$65,731	$236,344

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 10-K of the registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant dated December 2, 2009, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.2

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

10.6	Deere & Company Voluntary Deferred Compensation Plan, (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.7	John Deere Short-Term Incentive Bonus Plan (Exhibit 10.7 to Form 10-K of registrant for the year ended October 31, 2007*)

10.8	John Deere Mid-Term Incentive Plan (Exhibit 10.8 to Form 10-K of registrant for the year ended October 31, 2007*)

10.9	1991 John Deere Stock Option Plan (Exhibit 10.9 to Form 10-K of registrant for the year ended October 31, 1999, Securities and Exchange Commission File Number 1-4121*)

10.10	John Deere Omnibus Equity and Incentive Plan (Exhibit 10 to Form 8-K of registrant dated February 22, 2006*)

10.11	Form of John Deere Nonqualified Stock Option Grant (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2004*)

10.12	Form of John Deere Restricted Stock Unit Grant for Employees (Exhibit 10.12 to Form 10-K of registrant for the year ended October 31, 2008*)

10.13	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to form 10-K of the registrant for the year ended October 31, 2008*)

10.14	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004*)

10.15	John Deere Defined Contribution Restoration Plan as amended December 2007 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.16	John Deere Supplemental Pension Benefit Plan, as amended December 2007 (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.17	John Deere Senior Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.18	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

10.19	Nonemployee Director Stock Ownership Plan (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2008*)

10.20	Deere & Company Nonemployee Director Deferred Compensation Plan, as amended February 25, 2009

10.21	Change in Control Severance Program, effective August 26, 2009 (Exhibit 10 to Form 8-K of registrant dated August 26, 2009*)

10.22	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008*)

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

10.30

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al, dated as of February 28, 2007 (Exhibit 4.1 to form 10-Q of registrant for the quarter ended April 30, 2007, Securities and Exchange Commission File Number 1-4121*)

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