Form 10-Q
period 2010-01-31
DEERE & CO
filed 2010-03-01
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

At January 31, 2010, 424,008,363 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:   Page 40

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2010 and 2009
(In millions of dollars and shares except per share amounts) Unaudited

	2010	2009

Net Sales and Revenues
Net sales	$4,237.3	$4,560.2
Finance and interest income	467.2	466.6
Other income	130.3	119.1
Total	4,834.8	5,145.9

Costs and Expenses
Cost of sales	3,205.5	3,542.5
Research and development expenses	235.7	219.4
Selling, administrative and general expenses	642.1	638.9
Interest expense	218.5	274.5
Other operating expenses	168.7	196.8
Total	4,470.5	4,872.1

Income of Consolidated Group
before Income Taxes	364.3	273.8
Provision for income taxes	109.9	73.5
Income of Consolidated Group	254.4	200.3
Equity in income (loss) of unconsolidated affiliates	(8.8)	3.7
Net Income	245.6	204.0
Less: Net income attributable to noncontrolling interests	2.4	.1
Net Income Attributable to Deere & Company	$243.2	$203.9

Per Share Data
Basic	$.57	$.48
Diluted	$.57	$.48

Average Shares Outstanding
Basic	423.6	422.5
Diluted	427.5	423.7

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31	October 31	January 31
	2010	2009	2009

Assets
Cash and cash equivalents	$5,043.3	$4,651.7	$5,004.1
Marketable securities	206.4	192.0	230.5
Receivables from unconsolidated affiliates	38.4	38.4	45.3
Trade accounts and notes receivable - net	3,120.5	2,616.9	3,475.4
Financing receivables - net	14,686.7	15,254.7	13,379.3
Restricted financing receivables - net	2,603.9	3,108.4	3,268.9
Other receivables	774.5	864.5	688.8
Equipment on operating leases - net	1,613.1	1,733.3	1,543.7
Inventories	2,752.5	2,397.3	3,836.6
Property and equipment - net	4,424.8	4,532.2	4,149.4
Investments in unconsolidated affiliates	220.4	212.8	213.7
Goodwill	1,010.1	1,036.5	1,241.0
Other intangible assets - net	130.6	136.3	152.0
Retirement benefits	124.0	94.4	1,131.8
Deferred income taxes	2,750.2	2,804.8	1,419.9
Other assets	1,281.3	1,458.4	1,559.2
Total Assets	$40,780.7	$41,132.6	$41,339.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,679.4	$7,158.9	$9,333.2
Payables to unconsolidated affiliates	77.4	55.0	118.6
Accounts payable and accrued expenses	4,777.3	5,371.4	5,524.5
Deferred income taxes	155.4	167.3	166.2
Long-term borrowings	17,090.6	17,391.7	16,574.7
Retirement benefits and other liabilities	6,014.6	6,165.5	3,062.7

Total liabilities	35,794.7	36,309.8	34,779.9

Commitments and contingencies (Note 12)

Common stock, $1 par value (issued shares at
January 31, 2010 – 536,431,204)	3,040.1	2,996.2	2,968.2
Common stock in treasury	(5,540.8)	(5,564.7)	(5,582.7)
Retained earnings	11,105.0	10,980.5	10,666.1
Accumulated other comprehensive income (loss)	(3,624.7)	(3,593.3)	(1,496.7)
Total Deere & Company stockholders’ equity	4,979.6	4,818.7	6,554.9
Noncontrolling interests	6.4	4.1	4.8
Total stockholders’ equity	4,986.0	4,822.8	6,559.7

Total Liabilities and Stockholders’ Equity	$40,780.7	$41,132.6	$41,339.6

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2010 and 2009
(In millions of dollars) Unaudited

	2010	2009

Cash Flows from Operating Activities
Net income	$245.6	$204.0
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	25.9	40.0
Provision for depreciation and amortization	241.4	216.9
Share-based compensation expense	40.1	45.7
Undistributed earnings of unconsolidated affiliates	8.7	(3.9)
Provision for deferred income taxes	39.3	29.9
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(205.6)	(283.0)
Inventories	(348.2)	(874.0)
Accounts payable and accrued expenses	(416.9)	(882.4)
Accrued income taxes payable/receivable	4.8	(12.9)
Retirement benefits	(48.7)	6.7
Other	95.3	(102.5)
Net cash used for operating activities	(318.3)	(1,615.5)

Cash Flows from Investing Activities
Collections of receivables	3,211.8	3,381.2
Proceeds from sales of financing receivables	.2	5.7
Proceeds from maturities and sales of marketable securities	3.5	764.4
Proceeds from sales of equipment on operating leases	158.9	117.9
Proceeds from sales of businesses, net of cash sold	5.7
Cost of receivables acquired	(2,697.7)	(2,613.8)
Purchases of marketable securities	(18.5)	(7.9)
Purchases of property and equipment	(162.7)	(262.1)
Cost of equipment on operating leases acquired	(54.5)	(74.6)
Acquisitions of businesses, net of cash acquired	(18.7)	(40.9)
Other	(55.5)	1.9
Net cash provided by investing activities	372.5	1,271.8

Cash Flows from Financing Activities
Increase in short-term borrowings	571.6	1,157.1
Proceeds from long-term borrowings	335.1	2,842.2
Payments of long-term borrowings	(461.6)	(653.1)
Proceeds from issuance of common stock	24.5	3.1
Repurchases of common stock	(3.8)	(3.2)
Dividends paid	(118.5)	(118.2)
Excess tax benefits from share-based compensation	6.8	.5
Other	(8.3)	(96.0)
Net cash provided by financing activities	345.8	3,132.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.4)	4.0

Net Increase in Cash and Cash Equivalents	391.6	2,792.7
Cash and Cash Equivalents at Beginning of Period	4,651.7	2,211.4
Cash and Cash Equivalents at End of Period	$5,043.3	$5,004.1

See Condensed Notes to Interim Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2009 and 2010

(In millions of dollars)

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2008	$6,537.2		$2,934.0	$(5,594.6)	$10,580.6	$(1,387.3)	$4.5
Net income	204.0	$203.9			203.9		.1
Other comprehensive income (loss)
Retirement benefits adjustment	10.5	10.5				10.5
Cumulative translation adjustment	(92.8)	(93.1)				(93.1)	.3
Unrealized loss on derivatives	(32.4)	(32.4)				(32.4)
Unrealized gain on investments	5.6	5.6				5.6
Comprehensive income	94.9	$94.5					.4

Repurchases of common stock	(3.2)			(3.2)
Treasury shares reissued	15.1			15.1
Dividends declared	(118.3)				(118.3)
Stock options and other	34.0		34.2		(.1)		(.1)
Balance January 31, 2009	$6,559.7		$2,968.2	$(5,582.7)	$10,666.1	$(1,496.7)	$4.8

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	245.6	$243.2			243.2		2.4
Other comprehensive income (loss)
Retirement benefits adjustment	71.8	71.8				71.8
Cumulative translation adjustment	(109.9)	(109.8)				(109.8)	(.1)
Unrealized gain on derivatives	6.3	6.3				6.3
Unrealized gain on investments	.3	.3				.3
Comprehensive income	214.1	$211.8					2.3

Repurchases of common stock	(3.8)			(3.8)
Treasury shares reissued	27.7			27.7
Dividends declared	(118.7)				(118.7)
Stock options and other	43.9		43.9
Balance January 31, 2010	$4,986.0		$3,040.1	$(5,540.8)	$11,105.0	$(3,624.7)	$6.4

See Condensed Notes to Interim Financial Statements.

Condensed Notes to Interim Financial Statements (Unaudited)

(1)                 The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations - Includes the Company’s agriculture and turf operations and construction and forestry operations with Financial Services reflected on the equity basis.

Financial Services - Includes the Company’s credit and certain miscellaneous service operations.

Consolidated - Represents the consolidation of the Equipment Operations and Financial Services.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates a supplier that is a variable interest entity (VIE).  The Company would absorb more than a majority of the VIE’s expected losses based on a cost sharing supply contract.  No additional support beyond what was previously contractually required has been provided during any periods presented.  The VIE produces blended fertilizer and other lawn care products for the agriculture and turf segment.

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	January 31 2010	October 31 2009	January 31 2009
Intercompany receivables	$9	$32	$26
Inventory	63	36	79
Property and equipment	5	5	6
Other assets	6	3	3
Total assets	$83	$76	$114

Accounts payable and accrued expenses	$72	$59	$101
Short-term borrowings	15	23	25
Total liabilities	$87	$82	$126

The VIE is financed through its own accounts payable and short-term borrowings.  The assets of the VIE can only be used to settle the obligations of the VIE.  The creditors of the VIE do not have recourse to the general credit of the Company.

The Company is the primary beneficiary of and consolidates certain wind energy entities that are VIEs, which invest in wind farms that own and operate turbines to generate electrical energy.  Although the Company owns less than a majority of the equity voting rights, it owns most of the financial rights that would absorb the VIEs’ expected losses or returns.  No additional support to the VIEs beyond what was previously contractually required has been provided during any periods presented.

The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

	January 31 2010	October 31 2009	January 31 2009
Receivables	$31	$32	$2
Property and equipment	139	141	162
Other assets	1	1	1
Total assets	$171	$174	$165

Intercompany borrowings	$53	$55	$57
Accounts payable and accrued expenses	8	6	9
Total liabilities	$61	$61	$66

The VIEs are financed primarily through intercompany borrowings and equity.  The VIE’s assets are pledged as security interests for the intercompany borrowings.  The remaining creditors of the VIEs do not have recourse to the general credit of the Company.

See Note 9 for VIEs related to securitization of financing receivables.

(2)                 The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, have been included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain items previously reported in specific financial statement captions in previous periods have been reclassified to conform to the first quarter of 2010 financial statement presentation as a result of the adoption of the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) (See Note 3).

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $45 million and $34 million in the first three months of 2010 and 2009, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $25 million and $118 million at January 31, 2010 and 2009, respectively.

(3)                 New accounting standards adopted in the first three months of 2010 were as follows:

In the first quarter of 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  ASC 810 requires that noncontrolling interests are reported as a separate line in stockholders’ equity.  The net income for both Deere & Company and the noncontrolling interests are included in “Net Income.”  The “Net income attributable to the noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to Deere & Company,” which will continue to be used to determine earnings per share.  ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB ASC 805, Business Combinations (FASB Statement No. 141 (revised 2007), Business Combinations).  ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (FASB Statement No. 157, Fair Value Measurements), for nonrecurring measurements of nonfinancial assets and liabilities.  The standard requires that these measurements comply with certain guidance for fair value measurements and the disclosure of such measurements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted FASB ASC 260, Earnings Per Share (FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  Based on this guidance, the Company’s nonvested restricted stock awards are considered participating securities since they contain nonforfeitable dividend equivalent rights.  The diluted earnings per share are reported as the most dilutive of either the two-class method or the treasury stock method.  This requires the Company to compute earnings per share on the two-class method.  The adoption did not have a material effect on the Company’s consolidated financial statements (see Note 5).

In the first quarter of 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In December 2008, the FASB issued ASC 715, Compensation-Retirement Benefits (FSP Financial Accounting Statement (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets).  ASC 715 requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for Level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The effective date is the end of fiscal year 2010.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which amends ASC 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140).  This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales.  The effective date is the beginning of fiscal year 2011.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)).  This ASU requires a qualitative analysis to determine the primary beneficiary of a VIE.  The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.  The ASU also requires additional disclosures about an enterprise’s involvement in a VIE.  The effective date is the beginning of fiscal year 2011.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements.  The effective date is the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2012.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)                 Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2010	2009
Dividends declared	$.28	$.28
Dividends paid	$.28	$.28

(5)                 A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2010	2009
Net income attributable to Deere & Company	$243.2	$203.9
Less income allocable to participating securities (see Note 3) *	.1
Income allocable to common stock	$243.1	$203.9
Average shares outstanding	423.6	422.5
Basic per share	$.57	$.48

Average shares outstanding	423.6	422.5
Effect of dilutive stock options	3.9	1.2
Total potential shares outstanding	427.5	423.7
Diluted per share	$.57	$.48

Out of the total stock options outstanding during the first quarter of 2010 and 2009, options to purchase 1.9 million shares and 9.4 million shares, respectively, were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for the exercise of these options would have been antidilutive.

* Effect on prior periods was not material.

(6)                 The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for employees in the U.S. and Canada.

The worldwide components of net periodic pension cost (income) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2010	2009
Service cost	$44	$29
Interest cost	131	139
Expected return on plan assets	(190)	(184)
Amortization of actuarial loss	29	2
Amortization of prior service cost	10	7
Settlements/curtailments	1
Early-retirement benefits		2
Net cost (income)	$25	$(5)

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2010	2009
Service cost	$12	$8
Interest cost	85	83
Expected return on plan assets	(30)	(30)
Amortization of actuarial loss	84	10
Amortization of prior service credit	(4)	(3)
Early-retirement benefits		1
Net cost	$147	$69

During the first quarter of 2010, the Company contributed approximately $170 million to its pension plans and $37 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $339 million to its pension plans and $40 million to its other postretirement benefit plans during the remainder of fiscal year 2010.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(7)                 The Company’s unrecognized tax benefits at January 31, 2010 were $172 million of which approximately $63 million would affect the effective tax rate if they were recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  Based on worldwide tax audits which closed, the Company had changes related to transfer pricing that caused a decrease of approximately $15 million for settlements, a decrease of $110 million for positions taken during prior years and an increase of approximately $47 million for positions taken during prior years.  These changes in unrecognized tax benefits did not have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.  Other changes to the unrecognized tax benefits were not significant.

(8)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2010	2009	Change

Net sales and revenues: *
Agriculture and turf *****	$3,607	$3,819	-6
Construction and forestry	630	741	-15
Total net sales **	4,237	4,560	-7
Credit revenues	483	474	+2
Other revenues	115	112	+3
Total net sales and revenues **	$4,835	$5,146	-6

Operating profit (loss):***
Agriculture and turf *****	$352	$289	+22
Construction and forestry	(37)	18
Credit	94	53	+77
Other	7	4	+75
Total operating profit **	416	364	+14
Other reconciling items ****	(173)	(160)	+8
Net income attributable to Deere & Company	$243	$204	+19

Identifiable assets:
Agriculture and turf *****	$6,714	$7,748	-13
Construction and forestry	2,084	2,318	-10
Credit	25,695	26,748	-4
Other	272	271
Corporate	6,016	4,255	+41
Total assets	$40,781	$41,340	-1

* Additional intersegment sales and revenues
Agriculture and turf net sales *****	$13	$8	+63
Construction and forestry net sales	1	1
Credit revenues	52	68	-24

** Includes equipment operations outside the U.S. and Canada as follows:
Net sales	$1,711	$1,817	-6
Operating profit	118	79	+49

***

Operating profit (loss) is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses and income taxes.  Operating profit of the credit segment includes the effect of interest expense and foreign exchange gains and losses.

****

Other reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, income taxes and net income attributable to noncontrolling interests.

*****

At the beginning of the third quarter of 2009, the Company combined the agricultural equipment and the commercial and consumer equipment organizations and internal reporting.  As a result, these two segments have been combined into the agriculture and turf segment for the first three months ended January 31, 2009.

(9)                 Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs) as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities.  Use of the assets held by the SPEs is restricted by terms of the documents governing the securitization transaction.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet.  The securitized retail notes are recorded as “Restricted financing receivables – net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash.  The SPEs supporting the secured borrowings to which the retail notes are transferred are consolidated unless the Company is not the primary beneficiary.  No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,842 million, $2,157 million and $1,517 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,827 million, $2,133 million and $1,518 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both.  This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $867 million, $1,059 million and $1,835 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $848 million, $1,004 million and $1,778 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2010

Carrying value of liabilities	$848
Maximum exposure to loss	867

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $31 billion at January 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2010	October 31 2009	January 31 2009
Restricted financing receivables (retail notes)	$2,630	$3,133	$3,281
Allowance for credit losses	(26)	(25)	(12)
Other assets	105	108	83
Total restricted securitized assets	$2,709	$3,216	$3,352

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2010	October 31 2009	January 31 2009
Short-term borrowings	$2,673	$3,132	$3,292
Accrued interest on borrowings	2	5	4
Total liabilities related to restricted securitized assets	$2,675	$3,137	$3,296

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2010, the maximum remaining term of all restricted receivables was approximately five years.

(10)          Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2010	October 31 2009	January 31 2009
Raw materials and supplies	$993	$940	$1,346
Work-in-process	448	387	581
Finished goods and parts	2,700	2,437	3,242
Total FIFO value	4,141	3,764	5,169
Less adjustment to LIFO basis	1,388	1,367	1,332
Inventories	$2,753	$2,397	$3,837

(11)          The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037

Translation adjustments	(4)	(22)	(26)
Other		(1)	(1)

Balance January 31, 2010:
Goodwill	694	605	1,299
Less accumulated impairment losses	289		289
Goodwill-net	$405	$605	$1,010

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives * Years	January 31 2010
Amortized intangible assets:
Customer lists and relationships	13	$96
Technology, patents, trademarks and other	15	98
Total at cost		194
Less accumulated amortization		63	**
Other intangible assets-net		$131

*                 Weighted-averages

**          Accumulated amortization for customer lists and relationships totaled $37 million and technology, patents and trademarks totaled $26 million.

The amortization of other intangible assets in the first quarter of 2010 was $5 million.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2010 - $13, 2011 - $15, 2012 - $14, 2013 - $13 and 2014 - $12.

(12)          Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales.  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $208 million and $225 million at January 31, 2010 and 2009, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2010	2009
Balance, beginning of period	$727	$814
Payments	(136)	(124)
Amortization of premiums received	(24)	(26)
Accruals for warranties	122	117
Premiums received	19	23
Foreign exchange	(8)	(3)
Balance, end of period	$700	$801

At January 31, 2010, the Company had approximately $167 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2010, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2010 was approximately six years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums.  At January 31, 2010, the maximum exposure for uncollected premiums was approximately $22 million.  Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $32 million at January 31, 2010.  The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result, at January 31, 2010, the credit operations’ accrued liability under the Agreements was not material.

At January 31, 2010, the Company had commitments of approximately $190 million for the construction and acquisition of property and equipment.  Also, at January 31, 2010, the Company had pledged or restricted assets of $199 million, primarily as collateral for borrowings.  See Note 9 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at January 31, 2010, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2010.

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

(13)          The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2010		October 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$14,687	$14,774	$15,255	$15,434
Restricted financing receivables	2,604	2,650	3,108	3,146
Short-term secured borrowings	2,673	2,678	3,132	3,162

Long-term borrowings:
Equipment Operations	$3,050	$3,288	$3,073	$3,303
Financial Services	14,041	14,587	14,319	14,818
Total	$17,091	$17,875	$17,392	$18,121

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

Fair values of derivative financial instruments are included in Note 14.  The carrying values and the fair values are the same since they are recorded at fair value.

(14)          Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31 2010*	October 31 2009*	January 31 2009*
Marketable securities
U.S. government debt securities	$56	$52	$53
Municipal debt securities	24	24	24
Corporate debt securities	51	43	79
Residential mortgage-backed securities **	75	73	75
Total marketable securities	206	192	231
Other assets
Derivatives:
Interest rate contracts	487	550	746
Foreign exchange contracts	34	17	69
Cross-currency interest rate contracts	7	173	14
Total assets	$734	$932	$1,060

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$99	$121	$194
Foreign exchange contracts	13	32	40
Cross-currency interest rate contracts	24	1	25
Total liabilities	$136	$154	$259

*                 All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $32 million, $32 million and $35 million at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.

**          Primarily issued by U.S. government sponsored enterprises.

Assets measured at fair value as Level 3 measurements on a nonrecurring basis and the losses during the periods in millions of dollars were as follows:

	January 31	October 31	January 31	Three Months Ended January 31
	2010	2009	2009	2010	2009
Financing receivables	$11	$23	$16		$5
Trade receivables		1

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at January 31, 2010, October 31, 2009 and January 31, 2009, was $17 million, $13 million and $37 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $528 million, $740 million and $829 million as of January 31, 2010, October 31, 2009 and January 31, 2009, respectively.  The amount of collateral received at January 31, 2010, October 31, 2009 and January 31, 2009 to offset this potential maximum loss was $50 million, $81 million and $50 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $74 million, $88 million and $167 million as of January 31, 2010, October 31, 2009 and January 31, 2009, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amount of the receive-variable/pay-fixed interest rate contracts at January 31, 2010, October 31, 2009 and January 31, 2009 was $2,448 million, $2,492 million and $3,694 million, respectively.  The notional amount of cross-currency interest rate contracts was $849 million at January 31, 2010.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2010 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $34 million after-tax.  These contracts mature in up to 48 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amount of these receive-fixed/pay-variable interest rate contracts at January 31, 2010, October 31, 2009 and January 31, 2009 were $6,872 million, $6,912 million and $5,450 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended January 31
	2010	2009
Interest rate contracts *	$(1)	$318
Borrowings **		(314)

*                 Includes changes in fair values of interest rate contracts excluding accrued interest credits of $62 million and $27 million during the first three months of 2010 and 2009, respectively.

**          Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $88 million and $83 million during the first three months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amount of these interest rate swaps at January 31, 2010, October 31, 2009 and January 31, 2009 were $2,616 million, $1,745 million and $1,720 million, the foreign exchange contracts were $2,323 million, $2,156 million and $2,063 million and the cross-currency interest rate contracts were $60 million, $839 million and $848 million, respectively.  At January 31, 2010, October 31, 2009 and January 31, 2009 there were also $1,447 million, $1,560 million and $1,862 million of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes, respectively.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2010	October 31 2009	January 31 2009

Designated as hedging instruments:
Interest rate contracts	$442	$507	$672

Not designated as hedging instruments:
Interest rate contracts	45	43	74
Foreign exchange contracts	34	17	69
Cross-currency interest rate contracts	7	173	14
Total not designated	86	233	157

Total derivatives	$528	$740	$829

	January 31 2010	October 31 2009	January 31 2009
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$61	$77	$122
Cross-currency interest rate contracts	23
Total designated	84	77	122

Not designated as hedging instruments:
Interest rate contracts	38	44	72
Foreign exchange contracts	13	32	40
Cross-currency interest rate contracts	1	1	25
Total not designated	52	77	137
Total derivatives	$136	$154	$259

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or OCI	Three Months Ended January 31
	Classification	2010	2009
Fair Value Hedges:
Interest rate contracts	Interest	$61	$345

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)**	(5)	(50)
Foreign exchange contracts	OCI (pretax)**	(23)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest**	(21)	(8)
Foreign exchange contracts	Other**	(17)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	*	*
Foreign exchange contracts	Other	*	*

Not Designated as Hedges:
Interest rate contracts	Interest**	$9	$(12)
Foreign exchange contracts	Cost of sales	1	46
Foreign exchange contracts	Other**	(19)	55
Total		$(9)	$89

*    The amount is not material.

**  Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(16)          In December 2009, the Company granted options to employees for the purchase of 4.1 million shares of common stock at an exercise price of $52.25 per share and a binomial lattice model fair value of $15.71 per share.  At January 31, 2010, options for 23.0 million shares were outstanding with a weighted-average exercise price of $43.31 per share.  The Company also granted .2 million of restricted stock units with a weighted-average fair value of $52.25 per share in the first quarter of 2010.  A total of 6.7 million shares remained available for the granting of future options and restricted stock.

(17)          In September 2008, the Company announced it would close its manufacturing facility in Welland, Ontario, Canada, and transfer production to Company operations in Horicon, Wisconsin, U.S. and Monterrey and Saltillo, Mexico.  The Welland factory manufactured utility vehicles and attachments for the agriculture and turf businesses.  The move supports ongoing efforts aimed at improved efficiency and profitability.  The factory discontinued manufacturing in the fourth quarter of 2009.

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

	2008	2009	First Quarter 2010	Future	Total
Pension and other postretirement benefits	$10	$27	$1	$7	$45
Property and equipment impairments	21	3			24
Employee termination benefits	18	7			25
Other expenses		11	4		15
Total	$49	$48	$5	$7	$109

All expenses are included in the agriculture and turf segment.  The total pretax cash expenditures associated with this closure will be approximately $57 million.  The annual pretax increase in earnings and cash flows in 2010 due to this restructuring is expected to be approximately $40 million.

The remaining liability for employee termination benefits at January 31, 2010 was $11 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $3 million, which were partially offset by $13 million of benefits paid during 2009 and $4 million paid during the first three months of 2010.

(18)          In April 2009, the Company announced it was combining the agricultural equipment segment with the commercial and consumer equipment segment into the agriculture and turf segment effective at the beginning of the third quarter of 2009 (see Note 8).  By combining these segments, the Company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs.  The Company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets.  Annual savings from the separation program related to the combination are expected to be approximately $50 million to $60 million in 2010.

(19) SUPPLEMENTAL CONSOLIDATING DATA STATEMENT OF INCOME For the Three Months Ended January 31, 2010 and 2009
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Net Sales and Revenues

Net sales	$4,237.3	$4,560.2
Finance and interest income	25.7	24.7	$486.4	$505.7
Other income	90.2	89.7	73.0	60.8
Total	4,353.2	4,674.6	559.4	566.5

Costs and Expenses

Cost of sales	3,205.9	3,542.9
Research and development expenses	235.7	219.4
Selling, administrative and general expenses	528.0	522.2	116.7	118.9
Interest expense	43.3	45.5	184.9	244.9
Interest compensation to Financial Services	42.6	48.0
Other operating expenses	34.2	79.3	157.0	146.2
Total	4,089.7	4,457.3	458.6	510.0

Income of Consolidated Group before Income Taxes	263.5	217.3	100.8	56.5
Provision for income taxes	93.9	63.7	16.0	9.8

Income of Consolidated Group

	169.6	153.6	84.8	46.7

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	80.6	44.5	.3	.1
Other	(4.6)	5.9
Total	76.0	50.4	.3	.1
Net Income	245.6	204.0	85.1	46.8
Less: Net income attributable to noncontrolling interests	2.4	.1
Net Income Attributable to Deere & Company	$243.2	$203.9	$85.1	$46.8

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2010	October 31 2009	January 31 2009	January 31 2010	October 31 2009	January 31 2009
Assets
Cash and cash equivalents	$3,397.2	$3,689.8	$1,881.3	$1,646.1	$961.9	$3,122.8
Marketable securities			49.3	206.4	192.0	181.1
Receivables from unconsolidated subsidiaries and affiliates	280.0	461.4	364.1
Trade accounts and notes receivable - net	677.7	775.4	860.2	2,971.3	2,345.5	3,152.1
Financing receivables - net	3.7	5.4	2.0	14,683.0	15,249.3	13,377.3
Restricted financing receivables - net				2,603.9	3,108.4	3,268.9
Other receivables	625.8	734.4	546.9	137.5	130.8	134.9
Equipment on operating leases - net				1,613.1	1,733.3	1,543.7
Inventories	2,752.5	2,397.3	3,836.6
Property and equipment - net	3,357.7	3,457.2	3,023.9	1,067.1	1,075.1	1,125.6
Investments in unconsolidated subsidiaries and affiliates	3,165.7	3,164.6	2,800.7	6.3	6.5	5.6
Goodwill	1,010.1	1,036.5	1,241.0
Other intangible assets - net	130.6	136.3	152.0
Retirement benefits	123.0	93.2	1,127.8	9.0	10.2	5.1
Deferred income taxes	2,900.7	2,932.9	1,492.1	91.8	91.7	78.9
Other assets	350.8	399.6	539.0	931.2	1,059.3	1,022.3

Total Assets

	$18,775.5	$19,284.0	$17,916.9	$25,966.7	$25,964.0	$27,018.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$442.9	$489.7	$1,340.7	$7,236.5	$6,669.2	$7,992.4
Payables to unconsolidated subsidiaries and affiliates	77.4	54.9	118.6	241.6	422.9	318.9
Accounts payable and accrued expenses	4,151.9	4,614.0	4,737.7	1,143.4	1,262.8	1,318.5
Deferred income taxes	85.8	93.7	98.1	312.0	293.4	219.2
Long-term borrowings	3,049.6	3,072.5	2,034.0	14,041.0	14,319.2	14,540.7
Retirement benefits and other liabilities	5,983.8	6,138.3	3,029.6	38.7	36.3	34.2
Total liabilities	13,791.4	14,463.1	11,358.7	23,013.2	23,003.8	24,423.9

Commitments and contingencies (Note 12)

Common stock, $1 par value (issued shares at January 31, 2010 – 536,431,204)	3,040.1	2,996.2	2,968.2	1,679.1	1,679.1	1,619.1
Common stock in treasury	(5,540.8)	(5,564.7)	(5,582.7)
Retained earnings	11,105.0	10,980.5	10,666.1	1,195.0	1,179.9	1,024.2
Accumulated other comprehensive income (loss)	(3,624.7)	(3,593.3)	(1,496.7)	77.5	99.3	(50.4)
Total Deere & Company stockholders’ equity	4,979.6	4,818.7	6,554.9	2,951.6	2,958.3	2,592.9
Noncontrolling interests	4.5	2.2	3.3	1.9	1.9	1.5
Total stockholders’ equity	4,984.1	4,820.9	6,558.2	2,953.5	2,960.2	2,594.4
Total Liabilities and Stockholders’ Equity	$18,775.5	$19,284.0	$17,916.9	$25,966.7	$25,964.0	$27,018.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF CASH FLOWS For the Three Months Ended January 31, 2010 and 2009
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Cash Flows from Operating Activities

Net income	$245.6	$204.0	$85.1	$46.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	(2.6)	5.8	28.5	34.2
Provision for depreciation and amortization	150.3	130.2	108.0	100.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	(6.1)	(50.6)	(.3)	(.2)
Provision (credit) for deferred income taxes	24.3	(13.3)	15.0	43.2
Changes in assets and liabilities:
Receivables	71.7	124.9	(6.9)	(25.7)
Inventories	(303.6)	(840.3)
Accounts payable and accrued expenses	(329.6)	(808.7)	(62.6)	19.9
Accrued income taxes payable/receivable	36.4	8.6	(31.6)	(21.5)
Retirement benefits	(52.3)	5.5	3.7	1.3
Other	31.9	2.6	102.6	(62.0)
Net cash provided by (used for) operating activities	(134.0)	(1,231.3)	241.5	136.3

Cash Flows from Investing Activities

Collections of receivables			7,634.8	7,835.1
Proceeds from sales of financing receivables			9.4	9.2
Proceeds from maturities and sales of marketable securities		757.9	3.5	6.6
Proceeds from sales of equipment on operating leases			158.9	117.9
Proceeds from sales of businesses, net of cash sold	5.7
Cost of receivables acquired			(7,426.1)	(7,546.4)
Purchases of marketable securities		(7.6)	(18.5)	(.4)
Purchases of property and equipment	(149.3)	(212.0)	(13.4)	(50.1)
Cost of equipment on operating leases acquired			(114.8)	(120.1)
Acquisitions of businesses, net of cash acquired	(18.7)	(40.9)
Other	(20.6)	(5.4)	(34.1)	7.3
Net cash provided by (used for) investing activities	(182.9)	492.0	199.7	259.1

Cash Flows from Financing Activities

Increase (decrease) in short-term borrowings	(51.7)	1,116.0	623.3	41.1
Change in intercompany receivables/payables	188.6	614.2	(188.6)	(614.2)
Proceeds from long-term borrowings	.1		335.0	2,842.2
Payments of long-term borrowings	(5.4)	(19.6)	(456.3)	(633.4)
Proceeds from issuance of common stock	24.5	3.1
Repurchases of common stock	(3.8)	(3.2)
Dividends paid	(118.5)	(118.2)	(70.0)
Excess tax benefits from share-based compensation	6.8	.5
Other	(5.1)	(4.5)	(3.1)	(91.4)
Net cash provided by financing activities	35.5	1,588.3	240.3	1,544.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11.2)	(2.3)	2.7	6.3

Net Increase (Decrease) in Cash and Cash Equivalents	(292.6)	846.7	684.2	1,946.0
Cash and Cash Equivalents at Beginning of Period	3,689.8	1,034.6	961.9	1,176.8
Cash and Cash Equivalents at End of Period	$3,397.2	$1,881.3	$1,646.1	$3,122.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; lawn and turf care equipment, landscaping and irrigation products; and a broad range of equipment for construction and forestry.  The Company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation.  The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s reportable operating segments consist of agriculture and turf, construction and forestry, and credit.  The previous agricultural equipment segment and commercial and consumer equipment segment were combined into the agriculture and turf segment at the beginning of the third quarter of 2009 (see Note 18).  The following discussions of operating segment results have been revised to conform to the current reportable segments.

In the first quarter of 2010, the Company adopted ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  This guidance requires that noncontrolling interests are reported as a separate line in stockholders’ equity.  The net income for both Deere & Company and the noncontrolling interests are now included in “Net Income” on the consolidated financial statements.    The “Net income attributable to the noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to Deere & Company,” which agrees with the previous calculation of net income and continues to be used to determine earnings per share.  The following discussions of these net income and equity amounts have been adjusted accordingly for all periods presented.

Trends and Economic Conditions

Farm machinery industry sales for 2010 in the U.S. and Canada are forecast to be comparable to 2009.  Cash receipts and commodity prices have remained at healthy levels, which along with low interest rates are lending particular support to the sale of larger equipment.  Industry sales of farm machinery in Western Europe are forecast to decline 10 to 15 percent for the year.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure.  South American industry sales are projected to increase by 10 to 15 percent for the year.  Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be roughly flat for the year.  The Company’s agriculture and turf segment sales were down 6 percent for the first quarter of 2010 and are forecast to increase by 4 to 6 percent for the full year, which includes a favorable effect of about 4 percent for currency translation.  U.S. markets for construction and forestry equipment are forecast to remain deeply depressed for the year as a result of a decline in non-residential construction and relatively high used equipment levels.  Global forestry markets are expected to be stronger in relation to last year’s extremely weak levels.  The Company’s construction and forestry sales declined 15 percent in the first quarter of 2010, but are expected to increase approximately 21 percent for the year due to last year’s aggressive inventory reductions.  Net income attributable to Deere & Company for the Company’s credit operations in 2010 is forecast to increase to approximately $260 million.

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

The Company is benefitting from a disciplined approach to managing costs and assets.  It believes this focus positions the Company on a strong footing to respond to a recovery in the global economy and, in the long term, to help meet a growing need for food, shelter and infrastructure.

2010 Compared with 2009

Net income attributable to Deere & Company was $243.2 million, or $.57 per share, for the first quarter of 2010, compared with $203.9 million, or $.48 per share, for the same period last year.

Worldwide net sales and revenues declined 6 percent to $4,835 million for the first quarter, compared with $5,146 million a year ago.  Net sales of the Equipment Operations decreased 7 percent to $4,237 million for the first quarter, compared with $4,560 million last year.  Included in these sales were a favorable currency translation effect of 5 percent and improved price realization of 2 percent.  Equipment sales in the U.S. and Canada decreased 8 percent for the first quarter.  Net sales outside the U.S. and Canada decreased 6 percent for the first quarter, which included a favorable currency translation effect of 12 percent.

The Company’s Equipment Operations reported operating profit of $315 million for the first quarter, compared with $307 million last year.  The improvement was primarily due to lower raw material costs, improved price realization and the favorable effects of foreign currency exchange rates and product mix, partially offset by lower shipment and production volumes and higher postretirement benefit costs.  The Equipment Operations had net income for the consolidated group of $169.6 million for the first quarter of 2010, compared with $153.6 million last year.  The same factors mentioned above in addition to a higher effective tax rate this year affected these results.

Trade receivables and inventories at the end of the first quarter were $5,873 million representing a reduction of $1,439 million, or 20 percent, from a year ago.  Trade receivables and inventories at the end of the first quarter were equal to 29 percent of the last 12 months’ net sales, compared with $7,312 million, or 28 percent of net sales, a year ago.

Net income of the Company’s Financial Services operations for the first quarter of 2010 was $85.1 million, compared with $46.8 million last year.  The increase was primarily due to improved financing spreads.  See the following discussion for the credit operations.

Business Segment Results

•           Agriculture and Turf.  Segment sales declined 6 percent for the first quarter, primarily as a result of lower shipment volumes, partially offset by the favorable effects of foreign currency translation and improved price realization.  Operating profit was $352 million for the quarter, compared with $289 million in the same period last year.  The operating profit increase primarily resulted from lower raw material costs, improved price realization and the favorable effects of foreign exchange and product mix.  Partially offsetting these factors were lower shipment and production volumes and higher postretirement benefit costs.

•        Construction and Forestry.  Segment sales declined 15 percent for the first quarter mainly due to lower shipment volumes, partially offset by favorable effects of foreign currency translation.  The segment had an operating loss of $37 million for the first quarter, compared to operating profit of $18 million a year ago.  The decline was primarily due to lower shipment and production volumes and higher postretirement benefit costs.

•        Credit.  The credit segment had an operating profit of $94 million for the first quarter, compared with $53 million in the same period last year.  The increase was primarily due to improved financing spreads.  Total revenues of the credit operations, including intercompany revenues, decreased 1 percent to $535 million in the current quarter from $541 million in the first quarter of 2009.  The average balance of receivables and leases financed was 3 percent higher in the first quarter, compared with the same period last year.  Interest expense decreased 24 percent in the current quarter, compared with last year, as a result of lower average interest rates and lower average borrowings.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.52 to 1 for the first quarter this year, compared with 1.21 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2010 and 2009 were 75.6 percent and 77.7 percent, respectively.  The improvement was primarily due to lower raw material costs, improved price realization and the favorable effects of foreign currency exchange rates and product mix, partially offset by lower shipment and production volumes and higher postretirement benefit costs.

Other income increased this year primarily due to higher crop insurance commissions.  Interest expense decreased due to lower borrowing rates and lower average borrowings.  Other operating expenses were lower primarily due to a decrease in foreign exchange losses.

Market Conditions and Outlook

Company equipment sales are projected to be up 6 to 8 percent for fiscal year 2010 and up 4 to 6 percent for the second quarter, compared with the same periods a year ago.  Included is a favorable currency translation impact of about 3 percent for the year and about 5 percent for the second quarter.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $1.3 billion.

•        Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf division are forecast to increase by 4 to 6 percent for fiscal year 2010, with a favorable currency translation impact of about 4 percent.

Across the industry, farm machinery sales in the U.S. and Canada are forecast to be comparable to 2009.  Cash receipts and commodity prices have remained at healthy levels, which along with low interest rates are lending particular support to the sale of larger equipment.  In other parts of the world, industry farm machinery sales in Western Europe are forecast to decline 10 to 15 percent for the year mainly due to weakness in the livestock, dairy and grain sectors.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure as a result of challenging economic conditions and low levels of available credit.  In South America, industry sales are projected to increase by 10 to 15 percent for the year as a result of a return to more normal weather patterns and improvement in the key Brazilian market.  Conditions in Brazil are being supported by good prices for soybeans and sugarcane and the availability of attractive government supported financing.  Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be roughly flat for the year as a result of negative U.S. economic conditions.

•        Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 21 percent for fiscal year 2010.  Sales are expected to benefit from last year’s aggressive inventory reductions, positioning the Company to align production with retail demand in 2010.  U.S. construction equipment markets are forecast to remain deeply depressed for the year as a result of a decline in non-residential construction and relatively high used equipment levels.  Global forestry markets are expected to be stronger in relation to last year’s extremely weak levels, driven by higher worldwide economic output and somewhat improved U.S. housing starts.

•        Credit.  In fiscal year 2010, net income attributable to Deere & Company for the credit operations is forecast to be approximately $260 million.  The forecast increase from 2009 is primarily due to more favorable financing spreads.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview,” “Market Conditions and Outlook,” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

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

With respect to the global economic downturn and expected slow recovery, changes in governmental banking, monetary and fiscal policies to restore liquidity and increase the availability of credit may not be effective and could have a material impact on the Company’s customers and markets.  Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows.  Current market conditions could also negatively impact customer access to capital for purchases of the Company’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers (including common suppliers with the automotive industry); start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The current economic downturn has adversely affected the financial industry in which John Deere Capital Corporation and other credit subsidiaries (Credit) operate.  Credit’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market volatility continues or worsens, funding could be unavailable or insufficient.  Additionally, under current market conditions customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Credit’s write-offs and provisions for credit losses.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K).

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2010 were $318 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories and trade receivables, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $373 million in the first three months of this year, primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $619 million, which were partially offset by purchases of property and equipment of $163 million.  Cash inflows from financing activities were $346 million in the first three months of 2010, primarily due to an increase in borrowings of $445 million, which was partially offset by dividends paid of $119 million.  Cash and cash equivalents increased $392 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2009 were $1,616 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories and trade receivables, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $1,272 million in the first three months of last year, primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $811 million and proceeds from the maturities and sales of marketable securities exceeding the cost of these securities by $757 million, which were partially offset by purchases of property and equipment of $262 million.  Cash inflows from financing activities were $3,132 million in the first three months of 2009, primarily due to an increase in borrowings of $3,346 million, which was partially offset by dividends paid of $118 million.  Cash and cash equivalents increased $2,793 million during the first quarter of 2009.

Given the downturn in global economic activity, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2010, October 31, 2009 and January 31, 2009 was $1,331 million, $286 million and $2,337 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,250 million, $4,844 million and $5,235 million, respectively.

During November 2009, the Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 9).  At January 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time.  After a 364 day revolving period, unless the banks and the Capital Corporation agree to renew for an additional 364 days, the Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2010, $1,081 million of secured short-term borrowings was outstanding under the agreement.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and Capital Corporation.  Worldwide lines of credit totaled $4,529 million at January 31, 2010, $3,169 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2010 was a long-term credit facility agreement for $3.75 billion, expiring in February 2012.  The credit agreement requires the Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2010 was $6,724 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $12,487 million at January 31, 2010.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $504 million during the first three months of 2010 and decreased $355 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at January 31, 2010, compared to 13 percent at October 31, 2009 and 13 percent at January 31, 2009.  Agriculture and turf trade receivables decreased $234 million and construction and forestry receivables decreased $121 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 4 percent and 2 percent at January 31, 2010, October 31, 2009 and January 31, 2009.

Deere & Company stockholders’ equity was $4,980 million at January 31, 2010, compared with $4,819 million at October 31, 2009 and $6,555 million at January 31, 2009.  The increase of $161 million during the first quarter of 2010 resulted primarily from net income attributable to Deere & Company of $243 million, a change in the retirement benefits adjustment of $72 million, an increase in common stock of $44 million and a decrease in treasury stock of $24 million, which was largely offset by dividends declared of $119 million and a change in cumulative translation adjustment of $110 million.

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

Cash used for operating activities of the Equipment Operations, including intercompany cash flows, in the first three months of 2010 was $134 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

Cash used for operating activities of the Equipment Operations, including intercompany cash flows, in the first three months of 2009 was $1,231 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

Trade receivables held by the Equipment Operations decreased $98 million during the first quarter and $183 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to Financial Services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $355 million during the first three months, primarily reflecting an increase in agricultural equipment inventories in order to meet increased demand.  Inventories decreased $1,084 million, compared to a year ago, primarily due to the lower sales.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 10), which approximates current cost, to the last 12 months’ cost of sales were 26 percent at January 31, 2010, compared to 23 percent at October 31, 2009 and 26 percent at January 31, 2009.

Total interest-bearing debt of the Equipment Operations was $3,493 million at January 31, 2010, compared with $3,563 million at the end of fiscal year 2009 and $3,375 million at January 31, 2009.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 43 percent and 34 percent at January 31, 2010, October 31, 2009 and January 31, 2009, respectively.

Property and equipment cash expenditures for the Equipment Operations in the first three months of 2010 were $149 million, compared with $212 million in the first quarter last year.  Capital expenditures for the Equipment Operations in 2010 are estimated to be approximately $900 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first quarter of 2010, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $242 million in the current quarter.  Cash provided by investing activities totaled $200 million in the first three months of 2010 primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $253 million.  Cash provided by financing activities totaled $240 million, resulting primarily from an increase in borrowings of $502 million, partially offset by a decrease in payables to the Equipment Operations of $189 million and dividends paid to the Equipment Operations of $70 million.  Cash and cash equivalents increased $684 million in the current quarter.

During the first quarter of 2009, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $136 million in the current quarter.  Cash provided by investing activities totaled $259 million in the first three months of 2009 primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $287 million, partially offset by purchases of property and equipment of $50 million.  Cash provided by financing activities totaled $1,544 million, resulting primarily from an increase in short-term and long-term borrowings of $2,250 million, partially offset by a decrease in payables to the Equipment Operations of $614 million.  Cash and cash equivalents increased $1,946 million in the first quarter of 2009.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2010, these receivables and leases decreased $565 million and increased $529 million in the past 12 months.  Total acquisitions of receivables and leases were 2 percent lower in the first three months of 2010, compared with the same period last year.  In the first three months of 2010, acquisition volumes of retail notes, wholesale notes, financing leases and revolving charge accounts were all higher, while volumes of operating loans, operating leases and trade receivables were lower, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $22,138 million at January 31, 2010, compared with $22,729 million at October 31, 2009 and $21,665 million at January 31, 2009.  At January 31, 2010, the unpaid balance of all receivables administered but not owned was $267 million, compared with $292 million at October 31, 2009 and $323 million at January 31, 2009.

Total external interest-bearing debt of the credit operations was $21,278 million at January 31, 2010, compared with $20,988 million at the end of fiscal year 2009 and $22,533 million at January 31, 2009.  Included in this debt are secured borrowings of $2,673 million at January 31, 2010, $3,132 million at October 31, 2009 and $3,292 million at January 31, 2009 (see Note 9).  Total external borrowings increased during the first three months of 2010 and decreased in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to the Equipment Operations.  The credit operations’ ratio of interest-bearing debt to stockholder’s equity was 7.5 to 1 at January 31, 2010, compared with 7.4 to 1 at October 31, 2009 and 9.0 to 1 at January 31, 2009.

During the first quarter of 2010, the credit operations issued $335 million and retired $456 million of long-term borrowings, which were primarily medium-term notes.

Property and equipment cash expenditures for Financial Services in the first three months of 2010 were $13 million, compared with $50 million in the first quarter last year primarily related to the wind energy entities.  Although capital expenditures for Financial Services in 2010 are currently estimated to be up to approximately $200 million primarily related to wind energy entities, the Company has announced it has retained a financial advisor to assist the Company in reviewing strategic options for the wind energy entities.

Dividends

The Company’s Board of Directors at its meeting on February 24, 2010 declared a quarterly dividend of $.28 per share payable May 3, 2010, to stockholders of record on March 31, 2010.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.          CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of January 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2010 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30				113.8

Dec 1 to Dec 31	72	$ 52.58		113.8

Jan 1 to Jan 31				113.8

Total	72

(1)

During the first quarter of 2010, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock. In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed. The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 100.1 million shares for the $5 billion addition using the end of first quarter closing share price of $49.95 per share.

(2)

In December 2009, approximately 72 thousand shares were purchased from officers to pay the payroll taxes on certain restricted stock awards. All the shares were valued at the market price of $52.58 per share.

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

DEERE & COMPANY

Date:	March 1, 2010	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.