Form 10-Q
period 2010-04-30
DEERE & CO
filed 2010-05-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

At April 30, 2010, 424,837,898 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:   Page 46

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2010 and 2009
(In millions of dollars and shares except per share amounts) Unaudited

	2010	2009

Net Sales and Revenues
Net sales	$6,548.2	$6,187.0
Finance and interest income	435.1	442.1
Other income	147.6	118.7
Total	7,130.9	6,747.8

Costs and Expenses
Cost of sales	4,765.2	4,756.4
Research and development expenses	266.0	255.7
Selling, administrative and general expenses	733.3	688.0
Interest expense	207.3	269.4
Other operating expenses	170.2	166.4
Total	6,142.0	6,135.9

Income of Consolidated Group before Income Taxes	988.9	611.9
Provision for income taxes	448.4	137.1
Income of Consolidated Group	540.5	474.8
Equity in income (loss) of unconsolidated affiliates	9.3	(2.6)
Net Income	549.8	472.2
Less: Net income (loss) attributable to noncontrolling interests	2.3	(.1)
Net Income Attributable to Deere & Company	$547.5	$472.3

Per Share Data
Basic	$1.29	$1.12
Diluted	$1.28	$1.11

Average Shares Outstanding
Basic	424.4	422.7
Diluted	429.0	423.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2010 and 2009
(In millions of dollars and shares except per share amounts) Unaudited

	2010	2009

Net Sales and Revenues
Net sales	$10,785.5	$10,747.1
Finance and interest income	902.3	908.7
Other income	277.9	238.0
Total	11,965.7	11,893.8

Costs and Expenses
Cost of sales	7,970.7	8,298.9
Research and development expenses	501.7	475.1
Selling, administrative and general expenses	1,375.6	1,327.0
Interest expense	425.7	543.9
Other operating expenses	338.9	363.2
Total	10,612.6	11,008.1

Income of Consolidated Group before Income Taxes	1,353.1	885.7
Provision for income taxes	558.3	210.7
Income of Consolidated Group	794.8	675.0
Equity in income of unconsolidated affiliates	.6	1.2
Net Income	795.4	676.2
Less: Net income attributable to noncontrolling interests	4.7
Net Income Attributable to Deere & Company	$790.7	$676.2

Per Share Data
Basic	$1.86	$1.60
Diluted	$1.85	$1.60

Average Shares Outstanding
Basic	424.0	422.6
Diluted	428.2	423.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2010	2009	2009
Assets
Cash and cash equivalents	$3,614.9	$4,651.7	$4,797.2
Marketable securities	234.2	192.0	185.8
Receivables from unconsolidated affiliates	37.7	38.4	48.0
Trade accounts and notes receivable - net	4,014.2	2,616.9	4,373.1
Financing receivables - net	15,039.7	15,254.7	13,511.4
Restricted financing receivables - net	3,084.6	3,108.4	3,167.4
Other receivables	610.6	864.5	635.6
Equipment on operating leases - net	1,717.3	1,733.3	1,553.2
Inventories	3,002.9	2,397.3	3,551.0
Property and equipment - net	4,430.4	4,532.2	4,254.8
Investments in unconsolidated affiliates	227.0	212.8	207.6
Goodwill	1,006.4	1,036.5	1,256.7
Other intangible assets - net	129.3	136.3	145.2
Retirement benefits	169.0	94.4	1,150.4
Deferred income taxes	2,593.4	2,804.8	1,571.9
Other assets	1,102.5	1,458.4	1,391.5
Total Assets	$41,014.1	$41,132.6	$41,800.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$6,260.6	$7,158.9	$8,929.7
Payables to unconsolidated affiliates	151.4	55.0	101.2
Accounts payable and accrued expenses	5,625.9	5,371.4	5,589.7
Deferred income taxes	136.5	167.3	173.5
Long-term borrowings	17,375.8	17,391.7	16,850.2
Retirement benefits and other liabilities	5,804.5	6,165.5	3,283.6
Total liabilities	35,354.7	36,309.8	34,927.9

Commitments and contingencies (Note 13)

Common stock, $1 par value (issued shares at April 30, 2010 – 536,431,204)	3,058.1	2,996.2	2,976.6
Common stock in treasury	(5,521.5)	(5,564.7)	(5,580.1)
Retained earnings	11,533.4	10,980.5	11,020.0
Accumulated other comprehensive income (loss)	(3,419.1)	(3,593.3)	(1,548.3)
Total Deere & Company stockholders’ equity	5,650.9	4,818.7	6,868.2
Noncontrolling interests	8.5	4.1	4.7
Total stockholders’ equity	5,659.4	4,822.8	6,872.9
Total Liabilities and Stockholders’ Equity	$41,014.1	$41,132.6	$41,800.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2010 and 2009
(In millions of dollars) Unaudited

	2010	2009
Cash Flows from Operating Activities
Net income	$795.4	$676.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	59.3	96.1
Provision for depreciation and amortization	463.4	430.7
Share-based compensation expense	51.7	56.3
Undistributed earnings of unconsolidated affiliates	4.5	(1.7)
Provision (credit) for deferred income taxes	109.1	(73.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,220.4)	(1,124.6)
Inventories	(754.9)	(626.5)
Accounts payable and accrued expenses	458.6	(614.4)
Accrued income taxes payable/receivable	199.1	(28.0)
Retirement benefits	(34.5)	38.3
Other	285.3	(10.0)
Net cash provided by (used for) operating activities	416.6	(1,180.9)

Cash Flows from Investing Activities
Collections of receivables	5,889.8	6,256.6
Proceeds from sales of financing receivables	1.3	7.9
Proceeds from maturities and sales of marketable securities	9.2	810.4
Proceeds from sales of equipment on operating leases	330.9	226.5
Government grants related to property and equipment	21.6
Proceeds from sales of businesses, net of cash sold	5.8
Cost of receivables acquired	(6,034.9)	(5,443.4)
Purchases of marketable securities	(45.7)	(12.3)
Purchases of property and equipment	(311.2)	(449.1)
Cost of equipment on operating leases acquired	(208.2)	(167.3)
Acquisitions of businesses, net of cash acquired	(41.6)	(44.3)
Other	(67.1)	(40.7)
Net cash provided by (used for) investing activities	(450.1)	1,144.3

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(77.3)	804.3
Proceeds from long-term borrowings	939.8	4,211.6
Payments of long-term borrowings	(1,609.2)	(1,944.7)
Proceeds from issuance of common stock	43.5	4.1
Repurchases of common stock	(3.8)	(3.2)
Dividends paid	(237.6)	(354.5)
Excess tax benefits from share-based compensation	13.7	.7
Other	(19.9)	(113.6)
Net cash provided by (used for) financing activities	(950.8)	2,604.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(52.5)	17.7

Net Increase (Decrease) in Cash and Cash Equivalents	(1,036.8)	2,585.8
Cash and Cash Equivalents at Beginning of Period	4,651.7	2,211.4
Cash and Cash Equivalents at End of Period	$3,614.9	$4,797.2

See Condensed Notes to Interim Consolidated Financial Statements.

Deere & Company

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2009 and 2010

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2008	$6,537.2		$2,934.0	$(5,594.6)	$10,580.6	$(1,387.3)	$4.5
Net income	676.2	$676.2			676.2
Other comprehensive income (loss)
Retirement benefits adjustment	(105.3)	(105.3)				(105.3)
Cumulative translation adjustment	(37.1)	(37.4)				(37.4)	.3
Unrealized loss on derivatives	(24.2)	(24.2)				(24.2)
Unrealized gain on investments	5.9	5.9				5.9
Comprehensive income	515.5	$515.2					.3

Repurchases of common stock	(3.2)			(3.2)
Treasury shares reissued	17.7			17.7
Dividends declared	(236.7)				(236.7)
Stock options and other	42.4		42.6		(.1)		(.1)
Balance April 30, 2009	$6,872.9		$2,976.6	$(5,580.1)	$11,020.0	$(1,548.3)	$4.7

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	795.4	$790.7			790.7		4.7
Other comprehensive income (loss)
Retirement benefits adjustment	227.0	227.0				227.0
Cumulative translation adjustment	(75.5)	(75.3)				(75.3)	(.2)
Unrealized gain on derivatives	21.9	21.9				21.9
Unrealized gain on investments	.6	.6				.6
Comprehensive income	969.4	$964.9					4.5

Repurchases of common stock	(3.8)			(3.8)
Treasury shares reissued	47.0			47.0
Dividends declared	(237.7)				(237.7)
Stock options and other	61.7		61.9		(.1)		(.1)
Balance April 30, 2010	$5,659.4		$3,058.1	$(5,521.5)	$11,533.4	$(3,419.1)	$8.5

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	April 30 2010	October 31 2009	April 30 2009
Intercompany receivables	$22	$32	$50
Inventories	58	36	80
Property and equipment - net	5	5	6
Other assets	7	3	8
Total assets	$92	$76	$144

Accounts payable and accrued expenses	$86	$59	$107
Short-term borrowings	7	23	47
Total liabilities	$93	$82	$154

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

The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

	April 30 2010	October 31 2009	April 30 2009
Receivables - net	$31	$32	$2
Property and equipment - net	134	141	167
Other assets		1	1
Total assets	$165	$174	$170

Intercompany borrowings	$52	$55	$57
Accounts payable and accrued expenses	4	6	4
Total liabilities	$56	$61	$61

The VIEs are financed primarily through intercompany borrowings and equity.  The VIEs’ assets are pledged as security interests for the intercompany borrowings.  The remaining creditors of the VIEs do not have recourse to the general credit of the Company.

See Note 10 for VIEs related to securitization of financing receivables.

(2)                 The consolidated financial statements of Deere & Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, have been included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Certain items previously reported in specific financial statement captions in previous periods have been reclassified to conform to the financial statement presentation as a result of the adoption in the first quarter of 2010 of the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) (See Note 3).

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $157 million and $104 million in the first six months of 2010 and 2009, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $36 million and $82 million at April 30, 2010 and 2009, respectively.

(3)     New accounting standards adopted in the first six months of 2010 were as follows:

In the first quarter of 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  ASC 810 requires that noncontrolling interests are reported as a separate line in stockholders’ equity.  The net income for both Deere & Company and the noncontrolling interests is included in “Net Income.”  The “Net income (loss) attributable to noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to Deere & Company,” which will continue to be used to determine earnings per share.  ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control.  As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In the first quarter of 2010, the Company adopted FASB ASC 260, Earnings Per Share (FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  Based on this guidance, the Company’s nonvested restricted stock awards are considered participating securities since they contain nonforfeitable dividend equivalent rights.  The diluted earnings per share are reported as the most dilutive of either the two-class method or the treasury stock method.  This requires the Company to compute earnings per share on the two-class method.  The adoption did not have a material effect on the Company’s consolidated financial statements (see Note 6).

In the first quarter of 2010, the Company adopted FASB Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events.  This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the second quarter of 2010, the Company adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements.  The effective date for the roll forward reconciliations is the first quarter of fiscal year 2012.  The adoption in the second quarter this year did not have a material effect and the future adoption will not have a material effect on the Company’s consolidated financial statements.

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

(4)     Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

Net income	$549.8	$472.2	$795.4	$676.2
Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	155.2	(115.8)	227.0	(105.3)
Cumulative translation adjustment	34.4	55.7	(75.5)	(37.1)
Unrealized gain (loss) on derivatives	15.6	8.2	21.9	(24.2)
Unrealized gain on investments	.3	.3	.6	5.9
Comprehensive income	$755.3	$420.6	$969.4	$515.5

For the second quarter of 2010 and 2009, the table above includes noncontrolling interests’ comprehensive income (loss) of $2.2 million and $(.1) million, which consists of net income (loss) of $2.3 million and $(.1) million and cumulative translation adjustments of $(.1) million and none, respectively.  For the first six months of 2010 and 2009, the table includes noncontrolling interests’ comprehensive income of $4.5 million and $.3 million, which consists of net income of $4.7 million and none and cumulative translation adjustments of $(.2) million and $.3 million, respectively.

(5)     Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

Dividends declared	$.28	$.28	$.56	$.56
Dividends paid	$.28	$.56 *	$.56	$.84	*

*    Due to the dividend payment dates, two quarterly dividends of $.28 per share were included in the second quarter of 2009 and three quarterly dividends of $.28 per share were included in the first six months of 2009.

(6)     A reconciliation of basic and diluted net income attributable to Deere & Company per share follows in millions of dollars, except per share amounts:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009
Net income attributable to Deere & Company	$547.5	$472.3	$790.7	$676.2
Less income allocable to participating securities (see Note 3) *	.2		.3
Income allocable to common stock	$547.3	$472.3	$790.4	$676.2
Average shares outstanding	424.4	422.7	424.0	422.6
Basic per share	$1.29	$1.12	$1.86	$1.60

Average shares outstanding	424.4	422.7	424.0	422.6
Effect of dilutive stock options	4.6	1.0	4.2	1.1
Total potential shares outstanding	429.0	423.7	428.2	423.7
Diluted per share	$1.28	$1.11	$1.85	$1.60

Out of the total stock options outstanding during the second quarter of 2010 and 2009, options to purchase 1.9 million shares in both periods of 2010 and 9.3 million shares in both periods of 2009 were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for these options would have been antidilutive.

* Effect on prior periods was not material.

(7)     The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for retired employees in the U.S. and Canada.

The components of net periodic pension cost (income) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009
Service cost	$43	$31	$87	$60
Interest cost	125	141	256	280
Expected return on plan assets	(191)	(184)	(381)	(368)
Amortization of actuarial loss	30	1	59	3
Amortization of prior service cost	11	5	21	12
Settlements/curtailments	2		3
Early-retirement benefits				2
Net cost (income)	$20	$(6)	$45	$(11)

The components of other net periodic postretirement cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009
Service cost	$10	$6	$22	$14
Interest cost	83	89	168	172
Expected return on plan assets	(31)	(29)	(61)	(59)
Amortization of actuarial loss	71	23	155	33
Amortization of prior service credit	(3)	(3)	(7)	(6)
Early-retirement benefits				1
Net cost	$130	$86	$277	$155

During the first six months of 2010, the Company contributed approximately $288 million to its pension plans and $54 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $221 million to its pension plans and $20 million to its other postretirement benefit plans in the remainder of fiscal year 2010.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)     The Company’s unrecognized tax benefits at April 30, 2010 were $185 million of which approximately $66 million would affect the effective tax rate if they were recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  Based on worldwide tax audits which have closed, the Company had changes during the first six months of 2010 related to transfer pricing that caused a decrease of approximately $15 million for settlements, a decrease of $110 million for positions taken during prior years and an increase of approximately $47 million for positions taken during prior years.  These changes in unrecognized tax benefits did not have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.  Other changes to the unrecognized tax benefits were not significant.

The Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act of 2010 was signed into law in the Company’s second fiscal quarter of 2010.  Under the new legislation, to the extent the Company’s future health care drug expenses are reimbursed under the Medicare Part D retiree drug subsidy (RDS) program, the expenses will no longer be tax deductible effective November 1, 2013.  Since the tax effects for the retiree health care liabilities are reflected in the Company’s financial statements, the entire impact of this tax change relating to the future retiree drug costs must be recorded in tax expense in the period in which the legislation is enacted.  As a result of the legislation, the Company’s tax expenses were approximately $130 million higher in the second quarter of 2010.

(9)     Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2010	2009	% Change	2010	2009	% Change
Net sales and revenues:
Agriculture and turf ***	$5,637	$5,587	+1	$9,245	$9,406	-2
Construction and forestry	911	600	+52	1,540	1,341	+15
Total net sales	6,548	6,187	+6	10,785	10,747
Credit revenues	476	458	+4	958	931	+3
Other revenues	107	103	+4	223	216	+3
Total net sales and revenues	$7,131	$6,748	+6	$11,966	$11,894	+1
Operating profit (loss): *
Agriculture and turf ***	$952	$703	+35	$1,304	$993	+31
Construction and forestry	36	(75)		(1)	(58)	-98
Credit	105	58	+81	200	111	+80
Other	5			12	4	+200
Total operating profit	1,098	686	+60	1,515	1,050	+44
Other reconciling items **	(551)	(214)	+157	(724)	(374)	+94
Net income attributable to Deere & Company	$547	$472	+16	$791	$676	+17

Identifiable assets:
Agriculture and turf ***				$7,136	$7,730	-8
Construction and forestry				2,113	2,220	-5
Credit				25,952	26,681	-3
Other				271	267	+1
Corporate				5,542	4,903	+13
Total assets				$41,014	$41,801	-2

Intersegment sales and revenues:
Agriculture and turf net sales	$12	$3	+300	$26	$11	+136
Construction and forestry net sales	3	1	+200	3	1	+200
Credit revenues	56	71	-21	108	139	-22

Equipment operations outside the U.S. and Canada:
Net sales	$2,341	$2,155	+9	$4,052	$3,972	+2
Operating profit	207	88	+135	325	166	+96

*

Operating profit (loss) is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses and income taxes. Operating profit of the credit segment includes the effect of interest expense and foreign exchange gains and losses.

**

Other reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, income taxes and net income attributable to noncontrolling interests.

***

At the beginning of the third quarter of 2009, the Company combined the agricultural equipment and the commercial and consumer equipment organizations and internal reporting. As a result, these two segments have been combined into the agriculture and turf segment for the second quarter and first six months ended April 30, 2009.

(10)   Securitization of financing receivables:

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

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,207 million, $2,157 million and $1,246 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $2,143 million, $2,133 million and $1,241 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both.  This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $988 million, $1,059 million and $2,026 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $925 million, $1,004 million and $1,927 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2010

Carrying value of liabilities	$925
Maximum exposure to loss	988

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $26 billion at April 30, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2010	October 31 2009	April 30 2009
Restricted financing receivables (retail notes)	$3,108	$3,133	$3,178
Allowance for credit losses	(23)	(25)	(11)
Other assets	110	108	105
Total restricted securitized assets	$3,195	$3,216	$3,272

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2010	October 31 2009	April 30 2009
Short-term borrowings	$3,066	$3,132	$3,162
Accrued interest on borrowings	2	5	6
Total liabilities related to restricted securitized assets	$3,068	$3,137	$3,168

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2010, the maximum remaining term of all restricted receivables was approximately seven years.

(11)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2010	October 31 2009	April 30 2009
Raw materials and supplies	$1,043	$940	$1,169
Work-in-process	457	387	480
Finished goods and parts	2,821	2,437	3,240
Total FIFO value	4,321	3,764	4,889
Less adjustment to LIFO basis	1,318	1,367	1,338
Inventories	$3,003	$2,397	$3,551

(12)   The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037

Translation adjustments	(1)	(32)	(33)
Other	3	(1)	2

Balance April 30, 2010:
Goodwill	700	595	1,295
Less accumulated impairment losses	289		289
Goodwill-net	$411	$595	$1,006

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives * (Years)	April 30 2010
Amortized intangible assets:
Customer lists and relationships	13	$97
Technology, patents, trademarks and other	15	98
Total at cost		195
Less accumulated amortization		70	**
Total		125
Unamortized intangible assets:
Licenses		4
Other intangible assets-net		$129

*         Weighted-averages

**        Accumulated amortization for customer lists and relationships was $40 million and technology, patents and trademarks was $30 million.

The amortization of other intangible assets in the second quarter and the first six months of 2010 was $6 million and $11 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2010 - $8, 2011 - $15, 2012 - $14, 2013 - $13 and 2014 - $12.

(13)   Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales.  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $208 million and $221 million at April 30, 2010 and 2009, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2010	2009	2010	2009

Balance, beginning of period	$700	$801	$727	$814
Payments	(117)	(114)	(252)	(238)
Amortization of premiums received	(24)	(27)	(48)	(54)
Accruals for warranties	129	114	251	232
Premiums received	25	24	44	47
Foreign exchange	(3)	1	(12)	(2)
Balance, end of period	$710	$799	$710	$799

At April 30, 2010, the Company had approximately $173 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2010, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2010 was approximately six years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” with A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums.  At April 30, 2010, the maximum exposure for uncollected premiums was approximately $162 million.  Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $758 million at April 30, 2010.  The credit operations believe that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at April 30, 2010, the credit operations’ accrued liability under the Agreements was not material.

At April 30, 2010, the Company had commitments of approximately $239 million for the construction and acquisition of property and equipment.  Also, at April 30, 2010, the Company had pledged assets of $178 million, primarily as collateral for borrowings.  See Note 10 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at April 30, 2010, for which it believes the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at April 30, 2010.

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

(14)   The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2010		October 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$15,040	$15,128	$15,255	$15,434
Restricted financing receivables	3,085	3,091	3,108	3,146
Short-term secured borrowings	3,066	3,085	3,132	3,162
Long-term borrowings due within one year:
Equipment Operations	$306	$306	$312	$323
Financial Services	2,552	2,568	3,349	3,389
Total	$2,858	$2,874	$3,661	$3,712
Long-term borrowings:
Equipment Operations	$3,054	$3,327	$3,073	$3,303
Financial Services	14,322	14,969	14,319	14,818
Total	$17,376	$18,296	$17,392	$18,121

Fair values of the long-term financing receivables were based on the discounted values of their related cash flows at current market interest rates.  The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings or the discounted values of their related cash flows at current market interest rates.  Certain long-term borrowings have been swapped to current variable interest rates.  The carrying values of these long-term borrowings included adjustments related to fair value hedges.

(15)  Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2010*	2009*	2009*
Marketable securities
U.S. government debt securities	$63	$52	$52
Municipal debt securities	23	24	24
Corporate debt securities	59	43	38
Residential mortgage-backed securities **	76	73	72
Other debt securities	13
Total marketable securities	234	192	186
Other assets
Derivatives:
Interest rate contracts	428	550	664
Foreign exchange contracts	10	17	27
Cross-currency interest rate contracts	4	173	40
Total assets	$676	$932	$917
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$72	$121	$172
Foreign exchange contracts	35	32	53
Cross-currency interest rate contracts	54	1	1
Total liabilities	$161	$154	$226

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $37 million, $32 million and $34 million at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.

**	Primarily issued by U.S. government sponsored enterprises.

Carrying values for assets as of the end of the periods and losses during the related periods for nonrecurring Level 3 fair value measurements in millions of dollars were as follows:

				Six Months Ended
	April 30	October 31	April 30	April 30
	2010	2009	2009	2010	2009
Retail notes	$2	$3			$1
Operating loans	1	13	$16		5
Financing leases	5	1
Wholesale notes	28	6	2	$2	1
Financing receivables	$36	$23	$18	$2	$7

Trade receivables		$1	$3		$2

The contractual maturities of marketable securities at April 30, 2010 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$27	$27
Due after one through five years	46	48
Due after five through 10 years	50	53
Due after 10 years	29	30
Residential mortgage-backed securities	73	76
Marketable securities	$225	$234

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments at fair value:

Marketable Securities – The portfolio of investments is primarily valued based on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and cross-currency interest rate swaps.  The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables - Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values).

(16)   It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.  The Company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities.  The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2010, October 31, 2009 and April 30, 2009, was $23 million, $13 million and $24 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $442 million, $740 million and $731 million as of April 30, 2010, October 31, 2009 and April 30, 2009, respectively.  The amount of collateral received at April 30, 2010, October 31, 2009 and April 30, 2009 to offset this potential maximum loss was $40 million, $81 million and $18 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $75 million, $88 million and $145 million as of April 30, 2010, October 31, 2009 and April 30, 2009, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2010, October 31, 2009 and April 30, 2009 were $1,831 million, $2,492 million and $3,511 million, respectively.  The notional amount of cross-currency interest rate contracts was $849 million at April 30, 2010.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2010 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $21 million after-tax.  These contracts mature in up to 45 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2010, October 31, 2009 and April 30, 2009 were $7,186 million, $6,912 million and $6,218 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended April 30		Six Months ended April 30
	2010	2009	2010	2009
Interest rate contracts *	$ (23)	$ (39)	$ (24)	$ 280
Borrowings **	24	36	24	(278)

*

Includes changes in fair values of interest rate contracts excluding accrued interest credits of $60 million and $51 million during the second quarter of 2010 and 2009 and $122 million and $77 million during the first six months of 2010 and 2009, respectively.

**

Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $88 million and $88 million during the second quarter of 2010 and 2009 and $177 million and $171 million during the first six months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2010, October 31, 2009 and April 30, 2009 were $2,804 million, $1,745 million and $1,185 million, the foreign exchange contracts were $2,410 million, $2,156 million and $2,175 million and the cross-currency interest rate contracts were $53 million, $839 million and $855 million, respectively.  At April 30, 2010, October 31, 2009 and April 30, 2009, there were also $1,226 million, $1,560 million and $2,264 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	April 30 2010	October 31 2009	April 30 2009
Designated as hedging instruments:
Interest rate contracts	$386	$507	$605

Not designated as hedging instruments:
Interest rate contracts	42	43	59
Foreign exchange contracts	10	17	27
Cross-currency interest rate contracts	4	173	40
Total not designated	56	233	126

Total derivatives	$442	$740	$731

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$42	$77	$112
Cross-currency interest rate contracts	52
Total designated	94	77	112

Not designated as hedging instruments:
Interest rate contracts	30	44	60
Foreign exchange contracts	35	32	53
Cross-currency interest rate contracts	2	1	1
Total not designated	67	77	114
Total derivatives	$161	$154	$226

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2010	2009	2010	2009
Fair Value Hedges:
Interest rate contracts	Interest	$37	$12	$98	$357

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) **	(1)	(19)	(6)	(69)
Foreign exchange contracts	OCI (pretax) **	(29)		(52)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest **	(18)	(24)	(39)	(32)
Foreign exchange contracts	Other **	(36)		(53)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	*	*	*	*
Foreign exchange contracts	Other	*	*	*	*

Not Designated as Hedges:
Interest rate contracts	Interest **	$(8)	$6	$1	$(6)
Foreign exchange contracts	Cost of sales	(27)	(44)	(27)	2
Foreign exchange contracts	Other **	(21)	(17)	(40)	38
Total		$(56)	$(55)	$(66)	$34

	*	The amount is not material.
	**	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(17)

In December 2009, the Company granted options to employees for the purchase of 4.1 million shares of common stock at an exercise price of $52.25 per share and a binomial lattice model fair value of $15.71 per share. At April 30, 2010, options for 21.9 million shares were outstanding with a weighted-average exercise price of $43.81 per share. The Company also granted .2 million restricted stock awards with a weighted-average fair value of $53.03 per share in the first six months of 2010. In February 2010, the stockholders approved an increase of 13.0 million to the number of shares authorized for awards. At April 30, 2010, a total of 19.7 million shares remained available for the granting of future options and restricted stock.

(18)

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

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

	2008	2009	First Six Months 2010	Future	Total

Pension and other postretirement benefits	$10	$27	$2	$6	$45
Property and equipment impairments	21	3			24
Employee termination benefits	18	7			25
Other expenses		11	6		17
Total	$49	$48	$8	$6	$111

All expenses are included in the agriculture and turf segment.  The total pretax cash expenditures associated with this closure will be approximately $58 million.  The annual pretax increase in earnings and cash flows in 2010 due to this restructuring is expected to be approximately $40 million.

The remaining liability for employee termination benefits at April 30, 2010 was $7 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $3 million, which were partially offset by $21 million of benefits paid to date.

(19)

In April 2009, the Company announced it was combining the agricultural equipment segment with the commercial and consumer equipment segment into the agriculture and turf segment effective at the beginning of the third quarter of 2009 (see Note 9).  By combining these segments, the Company expects to achieve greater alignment and efficiency to meet worldwide customer needs while reducing overall costs.  The Company further expects the combination will extend the reach of turf management equipment, utility vehicles and lower horsepower equipment through the improved access to established global markets.  Annual savings from the separation program related to the combination are expected to be approximately $50 million to $60 million in 2010.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009
Net Sales and Revenues
Net sales	$6,548.2	$6,187.0
Finance and interest income	7.6	15.1	$482.8	$505.9
Other income	99.6	84.5	73.2	49.2
Total	6,655.4	6,286.6	556.0	555.1

Costs and Expenses
Cost of sales	4,765.6	4,756.7
Research and development expenses	266.0	255.7
Selling, administrative and general expenses	611.1	565.7	124.9	125.2
Interest expense	45.4	41.8	171.8	236.5
Interest compensation to Financial Services	49.2	69.9
Other operating expenses	39.4	43.3	149.3	135.0
Total	5,776.7	5,733.1	446.0	496.7

Income of Consolidated Group before Income Taxes	878.7	553.5	110.0	58.4
Provision (credit) for income taxes	424.8	147.5	23.4	(10.4)
Income of Consolidated Group	453.9	406.0	86.6	68.8

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Credit	83.5	68.3	.2	.1
Other	12.5	(2.1)
Total	96.0	66.2	.2	.1
Net Income	549.9	472.2	86.8	68.9
Less: Net income (loss) attributable to noncontrolling interests	2.4	(.1)	(.1)
Net Income Attributable to Deere & Company	$547.5	$472.3	$86.9	$68.9

*    Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009
Net Sales and Revenues
Net sales	$10,785.5	$10,747.1
Finance and interest income	33.3	39.7	$969.2	$1,011.7
Other income	189.8	174.4	146.3	109.9
Total	11,008.6	10,961.2	1,115.5	1,121.6

Costs and Expenses
Cost of sales	7,971.4	8,299.6
Research and development expenses	501.7	475.1
Selling, administrative and general expenses	1,139.3	1,087.8	241.6	244.3
Interest expense	88.7	87.3	356.7	481.3
Interest compensation to Financial Services	91.8	118.0
Other operating expenses	73.5	122.6	306.2	281.1
Total	9,866.4	10,190.4	904.5	1,006.7

Income of Consolidated Group before Income Taxes	1,142.2	770.8	211.0	114.9
Provision (credit) for income taxes	518.8	211.3	39.6	(.6)
Income of Consolidated Group	623.4	559.5	171.4	115.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	164.1	112.8	.5	.3
Other	8.0	3.9
Total	172.1	116.7	.5	.3
Net Income	795.5	676.2	171.9	115.8
Less: Net income (loss) attributable to noncontrolling interests	4.8		(.1)
Net Income Attributable to Deere & Company	$790.7	$676.2	$172.0	$115.8

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	April 30 2010	October 31 2009	April 30 2009	April 30 2010	October 31 2009	April 30 2009
Assets
Cash and cash equivalents	$3,290.7	$3,689.8	$2,538.7	$324.1	$961.9	$2,258.5
Marketable securities			3.6	234.2	192.0	182.2
Receivables from unconsolidated subsidiaries and affiliates	1,401.5	461.4	521.3	1.5
Trade accounts and notes receivable - net	834.5	775.4	970.8	3,783.5	2,345.5	4,065.7
Financing receivables - net	8.4	5.4	3.7	15,031.2	15,249.3	13,507.7
Restricted financing receivables - net				3,084.6	3,108.4	3,167.4
Other receivables	490.9	734.4	563.7	121.4	130.8	75.0
Equipment on operating leases - net				1,717.3	1,733.3	1,553.2
Inventories	3,002.9	2,397.3	3,551.0
Property and equipment - net	3,368.2	3,457.2	3,127.9	1,062.2	1,075.1	1,126.9
Investments in unconsolidated subsidiaries and affiliates	3,333.9	3,164.6	2,892.7	6.3	6.5	5.8
Goodwill	1,006.4	1,036.5	1,256.7
Other intangible assets - net	125.3	136.3	145.2	4.0
Retirement benefits	167.9	93.2	1,147.2	6.9	10.2	4.4
Deferred income taxes	2,750.9	2,932.9	1,642.8	98.7	91.7	76.6
Other assets	355.9	399.6	468.2	746.9	1,059.3	924.9
Total Assets	$20,137.4	$19,284.0	$18,833.5	$26,222.8	$25,964.0	$26,948.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$368.7	$489.7	$1,492.9	$5,891.8	$6,669.2	$7,436.8
Payables to unconsolidated subsidiaries and affiliates	152.9	54.9	101.2	1,363.8	422.9	473.3
Accounts payable and accrued expenses	5,056.3	4,614.0	5,045.6	1,175.5	1,262.8	1,212.3
Deferred income taxes	79.5	93.7	103.6	313.1	293.4	217.4
Long-term borrowings	3,053.4	3,072.5	1,969.6	14,322.3	14,319.2	14,880.5
Retirement benefits and other liabilities	5,768.9	6,138.3	3,249.2	41.4	36.3	35.6
Total liabilities	14,479.7	14,463.1	11,962.1	23,107.9	23,003.8	24,255.9

Commitments and contingencies (Note 13)

Common Stock, $1 par value (issued shares at April 30, 2010 – 536,431,204)	3,058.1	2,996.2	2,976.6	1,722.2	1,679.1	1,619.1
Common stock in treasury	(5,521.5)	(5,564.7)	(5,580.1)
Retained earnings	11,533.4	10,980.5	11,020.0	1,282.0	1,179.9	1,093.0
Accumulated other comprehensive income (loss)	(3,419.1)	(3,593.3)	(1,548.3)	109.1	99.3	(21.2)
Total Deere & Company stockholders’ equity	5,650.9	4,818.7	6,868.2	3,113.3	2,958.3	2,690.9
Noncontrolling interests	6.8	2.2	3.2	1.6	1.9	1.5
Total stockholders’ equity	5,657.7	4,820.9	6,871.4	3,114.9	2,960.2	2,692.4
Total Liabilities and Stockholders’ Equity	$20,137.4	$19,284.0	$18,833.5	$26,222.8	$25,964.0	$26,948.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Cash Flows from Operating Activities
Net income	$795.5	$676.2	$171.9	$115.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	1.7	14.9	57.6	81.2
Provision for depreciation and amortization	282.1	260.7	213.1	197.1
Undistributed earnings of unconsolidated subsidiaries and affiliates	(97.0)	(117.1)	(.5)	(.3)
Provision (credit) for deferred income taxes	108.3	(112.4)	.7	39.1
Changes in assets and liabilities:
Receivables	(105.9)	23.1	(9.4)	(12.9)
Inventories	(598.2)	(522.6)
Accounts payable and accrued expenses	604.9	(424.5)	(46.9)	29.9
Accrued income taxes payable/receivable	200.3	4.2	(1.1)	(32.2)
Retirement benefits	(42.4)	35.1	8.0	3.4
Other	127.7	39.5	232.0	15.9
Net cash provided by (used for) operating activities	1,277.0	(122.9)	625.4	437.0

Cash Flows from Investing Activities
Collections of receivables			16,497.7	16,185.9
Proceeds from sales of financing receivables			10.5	18.0
Proceeds from maturities and sales of marketable securities		799.8	9.2	10.6
Proceeds from sales of equipment on operating leases			330.9	226.5
Government grants related to property and equipment			21.6
Proceeds from sales of businesses, net of cash sold	5.8
Cost of receivables acquired		(7.6)	(17,856.8)	(16,737.2)
Purchases of marketable securities			(45.7)	(4.8)
Purchases of property and equipment	(281.3)	(410.7)	(29.9)	(38.4)
Cost of equipment on operating leases acquired			(420.0)	(307.7)
Acquisitions of businesses, net of cash acquired	(33.3)	(44.3)	(8.3)
Other	(59.7)	(8.4)	(50.1)	(32.4)
Net cash provided by (used for) investing activities	(368.5)	328.8	(1,540.9)	(679.5)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(126.3)	1,213.2	49.0	(408.8)
Change in intercompany receivables/payables	(941.6)	465.0	941.6	(465.0)
Proceeds from long-term borrowings	.1		939.6	4,211.6
Payments of long-term borrowings	(5.9)	(20.5)	(1,603.3)	(1,924.2)
Proceeds from issuance of common stock	43.5	4.1
Repurchases of common stock	(3.8)	(3.2)
Dividends paid	(237.6)	(354.5)	(70.0)
Excess tax benefits from share-based compensation	13.7	.7
Other	(9.5)	(7.0)	33.1	(106.7)
Net cash provided by (used for) financing activities	(1,267.4)	1,297.8	290.0	1,306.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40.2)	.4	(12.3)	17.3

Net Increase (Decrease) in Cash and Cash Equivalents	(399.1)	1,504.1	(637.8)	1,081.7
Cash and Cash Equivalents at Beginning of Period	3,689.8	1,034.6	961.9	1,176.8
Cash and Cash Equivalents at End of Period	$3,290.7	$2,538.7	$324.1	$2,258.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry.  The Company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations.  In addition, Financial Services offer certain crop risk mitigation products and invest in wind energy generation.  The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s reportable operating segments consist of agriculture and turf, construction and forestry, and credit.  The previous agricultural equipment segment and the commercial and consumer equipment segment were combined into the agriculture and turf segment at the beginning of the third quarter of 2009 (see Note 19).  The following discussions of operating segment results have been revised to conform to the current reportable segments.

In the first quarter of 2010, the Company adopted FASB ASC 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  This guidance requires that noncontrolling interests are reported as a separate line in stockholders’ equity.  The net income for both Deere & Company and the noncontrolling interests are included in “Net Income” on the consolidated financial statements.  The “Net income (loss) attributable to noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to Deere & Company,” which agrees with the previous calculation of net income and continues to be used to determine earnings per share.  The following discussions of these net income and equity amounts have been adjusted accordingly for all periods presented.

Trends and Economic Conditions

Industry farm machinery sales for 2010 are forecast to be up 5 to 10 percent for the year in the U.S. and Canada with support from healthy farm cash receipts, solid commodity prices and low interest rates.  Industry sales of farm machinery in Western Europe are forecast to decline 10 to 15 percent for the year.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure.  Industry sales in South America are projected to increase about 25 percent.  Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be up 5 to 10 percent for the year.  The Company’s agriculture and turf segment sales increased 1 percent for the second quarter and decreased 2 percent for the first six months of 2010.  These sales are forecast to increase by 9 to 11 percent for the full year with a favorable foreign currency translation effect of about 3 percent.  U.S. construction equipment markets are showing signs of stabilization, though they remain depressed as a result of declining non-residential construction and relatively high used equipment levels.  Global forestry markets are improving from last year’s extremely weak levels.  The Company’s construction and forestry sales were up 52 percent in the second quarter and 15 percent in the first six months of 2010.  These sales are forecast to increase by about 30 percent for the year due to low inventories and more steady market conditions.  Net income attributable to Deere & Company for the Company’s credit operations in 2010 is forecast to increase to approximately $300 million.

Items of concern include the decline in global economic activity, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the effectiveness of governmental policies to promote economic recovery and financial regulatory reform.  Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.  The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s results reflect a disciplined approach to cost and asset management.  Sales of large farm machinery, particularly in the U.S. and Canada, are also making a significant impact on the Company’s performance, while construction and forestry shipments are rebounding from historic lows.

2010 Compared with 2009

Net income attributable to Deere & Company was $547.5 million, or $1.28 per share, for the second quarter of 2010, compared with $472.3 million, or $1.11 per share, for the same period last year.  For the first six months of 2010, net income attributable to Deere & Company was $790.7 million, or $1.85 per share, compared with $676.2 million, or $1.60 per share, last year.  Included in the second quarter and six-month 2010 results was a tax charge of $129.5 million, or $.30 per share, due to the previously announced impact of the enactment of U.S. health care legislation (see Note 8).

Worldwide net sales and revenues increased 6 percent to $7,131 million for the second quarter this year, compared with $6,748 million a year ago, and were up 1 percent to $11,966 million for the first six months, compared with $11,894 million last year.  Net sales of the Equipment Operations were $6,548 million for the quarter and $10,785 million for the first six months, compared with $6,187 million and $10,747 million for the corresponding periods last year.  Net sales of the Equipment Operations increased 6 percent for the quarter and were essentially unchanged for six months, compared with a year ago.  Sales included a favorable foreign currency translation effect of 4 percent for the quarter and 5 percent for six months, and price increases of 2 percent for both periods.  Equipment net sales in the U.S. and Canada increased 4 percent for the quarter and declined 1 percent year to date.  Outside the U.S. and Canada, net sales were up 9 percent for the quarter and 2 percent for six months, with favorable foreign currency translation effects of 9 percent and 10 percent for these periods.

The Company’s Equipment Operations reported operating profit of $988 million for the quarter and $1,303 million for six months, compared with $628 million and $935 million last year.  Results were higher in the quarter primarily due to improved price realization, the impact of higher production volumes, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by higher postretirement benefit costs.  Six-month results were higher due to lower raw material costs, improved price realization and the favorable effects of foreign currency exchange, partially offset by higher postretirement benefit costs and the impact of lower shipment and production volumes.

Net income of the Company’s Equipment Operations was $454 million for the quarter and $623 million for six months, compared with $406 million and $560 million for the respective periods last year.  The same operating factors mentioned above, along with a higher effective tax rate, affected both quarterly and six-month results.  The higher tax rate was mainly due to the previously mentioned tax charge associated with the enactment of U.S. health care legislation.

Trade receivables and inventories at the end of the second quarter were $7,017 million, representing a reduction of $907 million, or 11 percent, from a year ago.  Trade receivables and inventories at the end of the quarter were equal to 34 percent of the last 12 months’ net sales, compared with $7,924 million, or 32 percent of net sales, for the same period a year ago.

Net income of the Company’s Financial Services operations for the second quarter and first six months of 2010 were $86.9 million and $172.0 million, respectively, compared to $68.9 million and $115.8 million for the same periods last year.  The results were higher for both periods primarily due to improved financing spreads, a lower provision for credit losses, growth in the credit portfolio and higher commissions from crop insurance.  These factors were partially offset by lower tax credits and higher operating expenses related to wind energy projects and higher selling, administrative and general expenses.

Business Segment Results

•

Agriculture and Turf.  Segment sales increased 1 percent for the second quarter largely due to the favorable effects of foreign currency translation and improved price realization, partially offset by lower shipment volumes.  Sales were down 2 percent for the six months primarily due to lower shipment volumes, partially offset by the favorable effects of foreign currency translation and improved price realization.

Operating profit was $952 million for the quarter and $1,304 million year to date, compared with $703 million and $993 million for the same periods last year.  Operating profit was higher in the quarter primarily due to improved price realization, the impact of higher production volumes, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by higher postretirement benefit costs.  Six-month operating profit was higher largely due to lower raw material costs, improved price realization and favorable foreign currency exchange effects.  Partially offsetting these factors was the impact of lower shipment and production volumes and higher postretirement benefit costs.

•

Construction and Forestry.  Construction and forestry sales were up 52 percent for the quarter and 15 percent for the first six months mainly due to higher shipment volumes, favorable foreign currency translation effects and improved price realization.  The segment had operating profit of $36 million for the quarter and an operating loss of $1 million for six months, compared with last year’s operating losses of $75 million for the quarter and $58 million for six months.  The improvement in both periods primarily was due to higher shipment and production volumes and improved price realization, partially offset by higher postretirement benefit costs.

•

Credit.  The credit segment had an operating profit of $105 million for the second quarter and $200 million for the first six months, compared with $58 million and $111 million in the same periods last year.  The increase in both periods was primarily due to improved financing spreads, a lower provision for credit losses, growth in the credit portfolio and higher commissions from crop insurance.  These factors were partially offset by higher operating expenses from wind energy projects and higher selling, administrative and general expenses.  Total revenues of the credit operations, including intercompany revenues, were approximately the same in both the quarter and year to date as they increased to $532 million in the current quarter from $529 million in the second quarter of 2009 and declined in the first six months to $1,066 million this year from $1,071 million last year.  The average balance of receivables and leases financed was 5 percent higher in the second quarter and 4 percent higher in the first six months of 2010, compared with the same periods last year.  Interest expense decreased 27 percent in the current quarter and 26 percent in the first six months of 2010 as a result of lower average interest rates and lower average borrowings.  The credit operations’ consolidated ratio of earnings to fixed charges was 1.63 to 1 for the second quarter this year, compared with 1.24 to 1 in the same period last year.  The ratio was 1.57 to 1 for the first six months this year, compared to 1.22 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2010 were 72.8 percent and 73.9 percent, respectively, compared to 76.9 percent and 77.2 percent in the same periods last year.  The second quarter improvement was primarily due to improved price realization, the impact of higher production volumes, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by higher postretirement benefit costs.  The six month improvement was primarily due to lower raw material costs, improved price realization and the favorable effects of foreign currency exchange, partially offset by higher postretirement benefit costs and the impact of lower shipment and production volumes.

Other income increased in the second quarter and first six months this year primarily due to higher crop insurance commissions.  Interest expense decreased in both periods due to lower borrowing rates and lower average borrowings.  Other operating expenses were lower in the first six months primarily due to a decrease in foreign currency exchange losses.  The effective tax rate for the provision for income taxes was higher in both periods primarily due to the effect of the tax charge related to the enactment of the new health care legislation.

Market Conditions and Outlook

Company equipment sales are projected to be up 11 to 13 percent for the fiscal year and up 21 to 23 percent for the third quarter, compared with the same periods last year.  This includes a favorable foreign currency translation impact of about 3 percent for the year and about 2 percent for the third quarter.  The Company’s net income is expected to be about $1.6 billion for 2010.  This amount includes the tax charge of approximately $130 million related to the enactment of U.S. health care legislation.

•

Agriculture and Turf.  Sales of the Company’s agriculture and turf segment are forecast to increase by 9 to 11 percent for fiscal year 2010, with a favorable foreign currency translation impact of about 3 percent.  The Company’s sales are benefiting in particular from strong demand for large tractors and combines.

With support from healthy farm cash receipts, solid commodity prices and low interest rates, industry farm machinery sales in the U.S. and Canada now are forecast to be up 5 to 10 percent for the year.  In other parts of the world, industry sales in Western Europe are forecast to decline 10 to 15 percent for the year due to general weakness in the livestock, dairy and grain sectors.  High levels of used equipment also are weighing on Western European markets.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure as a result of challenging economic conditions.  In South America, industry sales are projected to increase by about 25 percent due mainly to improvement in the key Brazilian and Argentinean markets.  Conditions in Brazil are receiving support from favorable prices for soybeans and sugarcane and from attractive government supported financing.  The farm economy in Argentina is benefiting from commodity prices and a return to more normal weather conditions.

Industry sales of turf equipment and compact utility tractors in the U.S. and Canada are expected to be up 5 to 10 percent for the year.

•

Construction and Forestry.  The Company’s sales of construction and forestry equipment are forecast to increase by about 30 percent for fiscal year 2010.  Sales are benefiting from low inventories, associated with last year’s aggressive production cutbacks, and more steady market conditions.  Though remaining depressed as a result of declining non-residential construction and relatively high used equipment levels, U.S. construction equipment markets are showing signs of stabilization.  Global forestry markets are improving from last year’s extremely weak levels, driven by higher worldwide economic output and somewhat higher U.S. housing starts.

•

Credit.  Fiscal year 2010 net income attributable to Deere & Company for the credit operations is forecast to be approximately $300 million.  The forecast increase from 2009 is primarily due to more favorable financing spreads and a lower provision for credit losses, partially offset by higher selling, administrative and general expenses.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview,” “Market Conditions & Outlook,” and other forward-looking statements herein that relate to future events, expectations and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

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

Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows.  Market conditions could also negatively impact customer access to capital for purchases of the Company’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A sovereign debt crisis, in Europe or elsewhere, could continue to negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer purchasing behavior in response to changes in equipment design to meet government regulations and other standards; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries (Credit) depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market volatility worsens, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact Credit’s write-offs and provisions for credit losses.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K and quarterly report on Form 10-Q).

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

Consolidated

Positive cash flows from consolidated operating activities in the first six months of 2010 were $417 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in trade receivables and inventories.  Cash outflows from investing activities were $450 million in the first six months of this year, primarily due to purchases of property and equipment of $311 million, the acquisition of businesses, net of cash, of $42 million, purchases of marketable securities exceeding sales and maturities of marketable securities by $37 million and the cost of financing receivables and equipment on operating leases exceeding the collections of financing receivables and proceeds from sales of equipment on operating leases by $22 million.  Cash outflows from financing activities were $951 million in the first six months of 2010, primarily due to a decrease in borrowings of $747 million and dividends paid of $238 million, which were partially offset by proceeds from issuance of common stock of $44 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $1,037 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2009 were $1,181 million.  This resulted primarily from a seasonal increase in trade receivables and inventories, and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $1,144 million in the first six months of last year, primarily due to proceeds from collections of financing receivables exceeding the cost of these receivables by $813 million and maturities and sales of marketable securities exceeding purchases of marketable securities by $798 million, partially offset by purchases of property and equipment of $449 million.  Cash inflows from financing activities were $2,605 million in the first six months of 2009, primarily due to an increase in borrowings of $3,071 million, which were partially offset by dividends paid of $355 million.  Cash and cash equivalents increased $2,586 million during the first six months last year.

Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2010, October 31, 2009 and April 30, 2009 was $305 million, $286 million and $2,121 million, respectively, while the total cash and cash equivalents and marketable securities position was $3,849 million, $4,844 million and $4,983 million, respectively.

During November 2009, John Deere Capital Corporation (Capital Corporation) renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 10).  At April 30, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time.  After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2010, $1,112 million of secured short-term borrowings was outstanding under the agreement.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and Capital Corporation.  In the second quarter of 2010, the Company added an additional long-term credit facility agreement of $1,500 million, expiring in April 2013, which replaced a 364 day agreement of $750 million.  Worldwide lines of credit totaled $5,275 million at April 30, 2010, $4,945 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at April 30, 2010 was a long-term credit facility agreement of $3,750 million, expiring in February 2012 and the new long-term credit facility agreement of $1,500 million, expiring in April 2013.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2010 was $7,227 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $13,422 million at April 30, 2010.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,397 million during the first six months of 2010 primarily due to a seasonal increase.  These receivables decreased $359 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 19 percent at April 30, 2010, compared to 13 percent at October 31, 2009 and 18 percent at April 30, 2009.  Agriculture and turf trade receivables decreased $469 million and construction and forestry trade receivables increased $110 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 4 percent and 2 percent at April 30, 2010, October 31, 2009 and April 30, 2009.

Deere & Company’s stockholders’ equity was $5,651 million at April 30, 2010, compared with $4,819 million at October 31, 2009 and $6,868 million at April 30, 2009.  The increase of $832 million during the first six months of 2010 resulted primarily from net income attributable to Deere & Company of $791 million, a change in the retirement benefits adjustment of $227 million, an increase in common stock of $62 million and a decrease in treasury stock of $43 million, which were partially offset by dividends declared of $238 million and a change in cumulative translation adjustment of $75 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2010 were $1,277 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from a seasonal increase in inventories and trade receivables.  Cash and cash equivalents decreased $399 million in the first six months this year.

Negative cash flows from operating activities, including intercompany cash flows, in the first six months of 2009 were $123 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions.  Cash and cash equivalents increased $1,504 million in the first six months last year.

Trade receivables held by the Equipment Operations increased $59 million during the first six months and decreased $136 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to Financial Services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $606 million during the first six months, primarily reflecting an increase in agricultural inventories to meet increased demand.  Inventories decreased $548 million, compared to a year ago, primarily due to a significant decrease in production in the second half of the prior year.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 27 percent at April 30, 2010, compared to 23 percent at October 31, 2009 and 26 percent at April 30, 2009.

Total interest-bearing debt of the Equipment Operations was $3,422 million at April 30, 2010, compared with $3,563 million at the end of fiscal year 2009 and $3,463 million at April 30, 2009.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 38 percent, 43 percent and 34 percent at April 30, 2010, October 31, 2009 and April 30, 2009, respectively.

Property and equipment cash expenditures for the Equipment Operations in the first six months of 2010 were $281 million, compared with $411 million in the same period last year.  Capital expenditures for the Equipment Operations in 2010 are expected to be approximately $900 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2010, the aggregate cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $625 million in the first six months.  Cash provided by financing activities totaled $290 million in the first six months, resulting primarily from an increase in payables to the Equipment Operations of $942 million, partially offset by a decrease in external borrowings of $615 million and dividends paid of $70 million.  Cash used by investing activities totaled $1,541 million in the first six months, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $1,448 million.  Cash and cash equivalents decreased $638 million in the first six months this year.

During the first six months of 2009, the aggregate cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and receivables.  Cash provided by Financial Services operating activities was $437 million in the first six months last year.  Cash provided by financing activities totaled $1,307 million in the first six months last year, resulting primarily from an increase in external borrowings of $1,879 million, partially offset by a decrease in payables to the Equipment Operations of $465 million.  Cash used by investing activities totaled $680 million in the first six months last year, primarily due to the cost of receivables and leases acquired exceeding collections and proceeds from sales of equipment on leases of $633 million.  Cash and cash equivalents increased $1,082 million in the first six months last year.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $1,180 million during the first six months of 2010 and $1,323 million during the past 12 months.  Total acquisitions of receivables and leases were 7 percent higher in the first six months of 2010, compared with the same period last year.  Acquisition volumes of retail notes, operating leases, financing leases, wholesale notes and revolving charge accounts were all higher, while operating loans and trade receivables were lower in the first six months of 2010, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $23,882 million at April 30, 2010, compared with $22,729 million at October 31, 2009 and $22,616 million at April 30, 2009.  At April 30, 2010, the unpaid balance of all receivables administered but not owned, was $266 million, compared with $292 million at October 31, 2009 and $322 million at April 30, 2009.

Total external interest-bearing debt of the credit operations was $20,214 million at April 30, 2010, compared with $20,988 million at the end of fiscal year 2009 and $22,317 million at April 30, 2009.  Included in this debt are secured borrowings of $3,066 million, $3,132 million and $3,162 million for the same periods (see Note 10).  Total external borrowings decreased during the first six months of 2010 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to the Equipment Operations and the level of equity.  The credit operations’ ratio of interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.1 to 1 at April 30, 2010, compared with 7.4 to 1 at October 31, 2009 and 8.6 to 1 at April 30, 2009.

In April 2010, the credit operations completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings.  During the first six months of 2010, the credit operations also issued $940 million and retired $1,603 million of long-term borrowings.  The issuances were primarily medium-term notes.

Property and equipment cash expenditures for Financial Services in the first six months of 2010 were $30 million, compared with $38 million in the same period last year, primarily related to the wind energy entities.  Government grant receipts related to property and equipment in 2010 were $22 million related to the wind energy entities.  Capital expenditures for Financial Services in 2010 are currently estimated to be approximately $30 million primarily related to the wind energy entities, while cash receipts from government grants in 2010 are estimated to be approximately $90 million.  The Company has announced it has retained a financial advisor to assist the Company in reviewing strategic options for the wind energy entities.

Dividends

The Company’s Board of Directors at its meeting on May 26, 2010 declared a quarterly dividend of $.30 per share payable August 2, 2010, to stockholders of record on June 30, 2010. The new quarterly rate represents an increase of two cents per share over the previous level, or 7 percent.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 to the Interim Financial Statements.

Item 1A.	Risk Factors

In addition to other information set forth in this report, Part I, Item 1A of the Company’s most recent annual report filed on Form 10-K describes significant risks to the Company’s business.  The risk captioned “Climate Change” is updated as set forth in this section below.  The risks described in the Annual Report on Form 10-K and in the “Safe Harbor Statement” in this report are not the only risks faced by the Company.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial may also materially affect our business, financial condition or operating results.

Climate Change.  There is a growing political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue to affect the global climate.  Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to mitigate and reduce GHG emissions.

These considerations may lead to international, national, regional or local legislative or regulatory responses in the near future.  The regulation of GHG emissions from certain stationary and mobile sources could result in the creation of additional costs to the Company in the form of taxes or emission allowances, facilities improvements and energy costs (which would increase the Company’s operating costs through higher utility, transportation and materials costs).  The regulation of GHG emissions from non-road sources could require changes to the design of the Company’s engines and equipment.  Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for the Company’s equipment.  Because the impact of any future mandatory GHG legislative, regulatory or product standard requirements on the Company’s global businesses and products is dependent on the timing and design of the mandate or standard, the Company is unable to predict its significance at this time and there can be no assurance the impact would not have consequences that adversely impact the Company’s business, financial condition or results of operations.

Furthermore, the potential physical impacts of climate change on the Company’s facilities, suppliers and customers, and therefore on the Company’s operations, are highly uncertain, and will be particular to the circumstances developing in various geographical regions.  These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels.  These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2010 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28				97.3

Mar 1 to Mar 31	246	$57.97		97.3

Apr 1 to Apr 30				97.3

Total	246

(1)

During the second quarter of 2010, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 83.6 million shares for the $5 billion addition using the end of second quarter closing share price of $59.82 per share.

	(2)	In March 2010, approximately 246 thousand shares were purchased from a retired officer to exercise certain stock option awards. All the shares were valued at the market price of $57.97 per share.

Item 3.	Defaults Upon Senior Securities

	None

Item 5.	Other Information

	At the Company’s annual meeting of stockholders held February 24, 2010:

	a. The following directors were elected for terms expiring at the annual meeting in 2012:

		Shares Voted For	Shares Voted Against	Abstain	Broker Non-Votes
	Samuel R. Allen	293,051,399	9,758,285	584,604	48,107,753
	Aulana L. Peters	293,863,507	8,864,061	666,921	48,107,552
	David B. Speer	294,130,183	8,593,621	670,685	48,107,552

Other members of the Board of Directors are:

Charles O. Holliday, Jr., Dipak C. Jain, Joachim Milberg and Richard B. Myers who serve as directors of the Company for the terms expiring at the annual meeting in 2011; and Crandall C. Bowles, Vance D. Coffman, Clayton M. Jones and Thomas H. Patrick who serve as directors of the Company for the terms expiring at the annual meeting in 2012.

b.	Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the 2010 fiscal year:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	346,807,265	3,936,205	758,571	0

c.	A Company proposal to approve amendments to Deere’s Restated Certificate of Incorporation to reorganize the board into one class subject to annual election passed with the following vote:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	347,787,885	2,778,403	935,753	0

d.

A Company proposal to amend the John Deere Omnibus Equity and Incentive Plan to increase the number of shares authorized for making awards under the plan, extend the period during which the Company may make grants to eligible employees and revise the plan amendment provisions to align with the stockholder approval rules of the New York Stock Exchange passed with the following vote:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	270,077,849	31,798,365	1,516,873	48,108,954

e.	A Company proposal to re-approve the John Deere Short-Term Incentive Bonus Plan passed with the following vote:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	292,485,771	9,730,175	1,177,142	48,108,953

f.

A stockholder proposal requesting the Board of Directors to take the steps necessary to limit the Chief Executive Officer’s compensation in any fiscal year to no more than three times the average of the other named executive officers set forth in the Company’s Proxy Statement’s Summary Compensation Table failed to pass with the following vote:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	13,923,315	284,629,976	4,839,796	48,108,954

g.	A stockholder proposal requesting the Board of Directors to adopt a policy giving stockholders an advisory vote on executive compensation failed to pass with the following vote:

	Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
	131,674,801	161,718,214	9,997,723	48,111,303

	h.

A stockholder proposal requesting the Board of Directors to amend the by-laws to require that an independent director serve as Chairman of the Board, and require separation of Chief Executive Officer and Chairman of the Board responsibilities failed to pass with the following vote:

		Shares Voted For Proposal	Shares Voted Against Proposal	Abstain	Broker Non-Votes
		129,090,275	171,421,252	2,881,760	48,108,754

Item 6.	Exhibits

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

DEERE & COMPANY

Date:	May 28, 2010	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.