Form 10-Q
period 2010-07-31
DEERE & CO
filed 2010-08-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

At July 31, 2010, 423,863,048 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:   Page 45

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2010 and 2009
(In millions of dollars and shares except per share amounts) Unaudited

	2010	2009

Net Sales and Revenues
Net sales	$6,224.0	$5,282.7
Finance and interest income	448.4	459.7
Other income	164.5	142.2
Total	6,836.9	5,884.6

Costs and Expenses
Cost of sales	4,519.6	4,057.6
Research and development expenses	256.3	243.3
Selling, administrative and general expenses	751.2	659.5
Interest expense	193.1	249.3
Other operating expenses	195.0	166.2
Total	5,915.2	5,375.9

Income of Consolidated Group before Income Taxes	921.7	508.7
Provision for income taxes	308.1	87.9
Income of Consolidated Group	613.6	420.8
Equity in income (loss) of unconsolidated affiliates	5.9	(1.3)
Net Income	619.5	419.5
Less: Net income (loss) attributable to noncontrolling interests	2.5	(.5)
Net Income Attributable to Deere & Company	$617.0	$420.0

Per Share Data
Basic	$1.45	$.99
Diluted	$1.44	$.99

Average Shares Outstanding
Basic	424.5	422.9
Diluted	429.0	424.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2010 and 2009
(In millions of dollars and shares except per share amounts) Unaudited

	2010	2009

Net Sales and Revenues
Net sales	$17,009.5	$16,029.8
Finance and interest income	1,350.7	1,368.4
Other income	442.4	380.1
Total	18,802.6	17,778.3

Costs and Expenses
Cost of sales	12,490.3	12,356.5
Research and development expenses	758.1	718.4
Selling, administrative and general expenses	2,126.5	1,986.4
Interest expense	618.9	793.2
Other operating expenses	533.9	529.4
Total	16,527.7	16,383.9

Income of Consolidated Group before Income Taxes	2,274.9	1,394.4
Provision for income taxes	866.4	298.6
Income of Consolidated Group	1,408.5	1,095.8
Equity in income of unconsolidated affiliates	6.4
Net Income	1,414.9	1,095.8
Less: Net income (loss) attributable to noncontrolling interests	7.2	(.5)
Net Income Attributable to Deere & Company	$1,407.7	$1,096.3

Per Share Data
Basic	$3.32	$2.59
Diluted	$3.28	$2.59

Average Shares Outstanding
Basic	424.1	422.7
Diluted	428.4	424.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2010	2009	2009
Assets
Cash and cash equivalents	$3,753.7	$4,651.7	$4,314.8
Marketable securities	232.3	192.0	181.0
Receivables from unconsolidated affiliates	31.9	38.4	37.6
Trade accounts and notes receivable - net	3,527.2	2,616.9	3,230.0
Financing receivables - net	16,236.1	15,254.7	14,122.2
Restricted financing receivables - net	2,631.8	3,108.4	3,803.0
Other receivables	693.1	864.5	695.8
Equipment on operating leases - net	1,777.9	1,733.3	1,663.5
Inventories	3,175.4	2,397.3	3,020.0
Property and equipment - net	4,398.6	4,532.2	4,411.0
Investments in unconsolidated affiliates	232.7	212.8	214.3
Goodwill	992.9	1,036.5	1,293.9
Other intangible assets - net	126.1	136.3	141.8
Retirement benefits	197.8	94.4	1,185.1
Deferred income taxes	2,592.5	2,804.8	1,555.5
Other assets	1,210.3	1,458.4	1,517.2
Total Assets	$41,810.3	$41,132.6	$41,386.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,485.7	$7,158.9	$8,048.4
Payables to unconsolidated affiliates	161.3	55.0	76.0
Accounts payable and accrued expenses	5,855.5	5,371.4	5,589.9
Deferred income taxes	133.2	167.3	161.0
Long-term borrowings	16,374.2	17,391.7	16,720.9
Retirement benefits and other liabilities	5,674.6	6,165.5	3,362.8
Total liabilities	35,684.5	36,309.8	33,959.0

Commitments and contingencies (Note 13)

Common stock, $1 par value (issued shares at July 31, 2010 – 536,431,204 )	3,075.0	2,996.2	2,988.1
Common stock in treasury	(5,598.0)	(5,564.7)	(5,573.8)
Retained earnings	12,023.1	10,980.5	11,321.7
Accumulated other comprehensive income (loss)	(3,384.9)	(3,593.3)	(1,312.4)
Total Deere & Company stockholders’ equity	6,115.2	4,818.7	7,423.6
Noncontrolling interests	10.6	4.1	4.1
Total stockholders’ equity	6,125.8	4,822.8	7,427.7
Total Liabilities and Stockholders’ Equity	$41,810.3	$41,132.6	$41,386.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2010 and 2009
(In millions of dollars) Unaudited

	2010	2009
Cash Flows from Operating Activities
Net income	$1,414.9	$1,095.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	84.8	138.7
Provision for depreciation and amortization	692.9	653.2
Share-based compensation expense	61.5	63.9
Undistributed earnings of unconsolidated affiliates	(1.0)	.8
Provision (credit) for deferred income taxes	106.6	(77.9)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,169.2)	(261.9)
Inventories	(1,067.9)	(88.1)
Accounts payable and accrued expenses	619.9	(902.4)
Accrued income taxes payable/receivable	128.9	(86.2)
Retirement benefits	(67.3)	65.4
Other	284.0	(118.3)
Net cash provided by operating activities	1,088.1	483.0

Cash Flows from Investing Activities
Collections of receivables	8,390.9	8,808.6
Proceeds from sales of financing receivables	5.1	10.3
Proceeds from maturities and sales of marketable securities	23.5	819.3
Proceeds from sales of equipment on operating leases	463.5	340.2
Government grants related to property and equipment	92.3
Proceeds from sales of businesses, net of cash sold	25.0
Cost of receivables acquired	(9,032.5)	(8,460.8)
Purchases of marketable securities	(55.0)	(15.9)
Purchases of property and equipment	(457.5)	(647.4)
Cost of equipment on operating leases acquired	(381.8)	(284.8)
Acquisitions of businesses, net of cash acquired	(43.1)	(47.4)
Other	(46.4)	(38.5)
Net cash provided by (used for) investing activities	(1,016.0)	483.6

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	239.9	(392.7)
Proceeds from long-term borrowings	1,836.9	4,732.8
Payments of long-term borrowings	(2,599.6)	(2,770.8)
Proceeds from issuance of common stock	68.0	9.5
Repurchases of common stock	(102.8)	(3.2)
Dividends paid	(356.2)	(354.9)
Excess tax benefits from share-based compensation	19.3	1.6
Other	(28.1)	(122.1)
Net cash provided by (used for) financing activities	(922.6)	1,100.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(47.5)	36.6

Net Increase (Decrease) in Cash and Cash Equivalents	(898.0)	2,103.4
Cash and Cash Equivalents at Beginning of Period	4,651.7	2,211.4
Cash and Cash Equivalents at End of Period	$3,753.7	$4,314.8

See Condensed Notes to Interim Consolidated Financial Statements.

Deere & Company

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Nine Months Ended July 31, 2009 and 2010

(In millions of dollars)

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2008	$6,537.2		$2,934.0	$(5,594.6)	$10,580.6	$(1,387.3)	$4.5
Net income	1,095.8	$1,096.3			1,096.3		(.5)
Other comprehensive income (loss)
Retirement benefits adjustment	(90.6)	(90.6)				(90.6)
Cumulative translation adjustment	173.9	173.4				173.4	.5
Unrealized loss on derivatives	(14.3)	(14.3)				(14.3)
Unrealized gain on investments	6.4	6.4				6.4
Comprehensive income	1,171.2	$1,171.2
Repurchases of common stock	(3.2)			(3.2)
Treasury shares reissued	24.0			24.0
Dividends declared	(355.1)				(355.1)
Stock options and other	53.6		54.1		(.1)		(.4)
Balance July 31, 2009	$7,427.7		$2,988.1	$(5,573.8)	$11,321.7	$(1,312.4)	$4.1

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	1,414.9	$1,407.7			1,407.7		7.2
Other comprehensive income (loss)
Retirement benefits adjustment	312.1	312.1				312.1
Cumulative translation adjustment	(121.5)	(121.3)				(121.3)	(.2)
Unrealized gain on derivatives	14.0	14.0				14.0
Unrealized gain on investments	3.6	3.6				3.6
Comprehensive income	1,623.1	$1,616.1					7.0
Repurchases of common stock	(102.8)			(102.8)
Treasury shares reissued	69.5			69.5
Dividends declared	(365.3)				(365.1)		(.2)
Stock options and other	78.5		78.8				(.3)
Balance July 31, 2010	$6,125.8		$3,075.0	$(5,598.0)	$12,023.1	$(3,384.9)	$10.6

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	July 31 2010	October 31 2009	July 31 2009
Intercompany receivables	$13	$32	$40
Inventories	54	36	63
Property and equipment - net	5	5	6
Other assets	6	3	6
Total assets	$78	$76	$115

Short-term borrowings	$5	$23	$20
Accounts payable and accrued expenses	72	59	102
Total liabilities	$77	$82	$122

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

The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

	July 31 2010	October 31 2009	July 31 2009
Receivables - net	$2	$32	$1
Property and equipment - net	130	141	178
Other assets	1	1	1
Total assets	$133	$174	$180

Intercompany borrowings	$46	$55	$56
Accounts payable and accrued expenses	5	6	11
Total liabilities	$51	$61	$67

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $249 million and $201 million in the first nine months of 2010 and 2009, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $39 million and $87 million at July 31, 2010 and 2009, respectively.

(3)      New accounting standards adopted in the first nine months of 2010 were as follows:

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables.  This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment.  The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable.  A portfolio segment is the level at which a creditor develops a systematic methodology for determining its credit allowance.  A receivable class is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.  Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements.  The effective date for disclosures as of the end of the reporting period is the first quarter of fiscal year 2011.  The effective date for disclosures for activity during the reporting period is the second quarter of fiscal year 2011.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)                 Comprehensive income, which includes all changes in the Company’s equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
Net income	$619.5	$419.5	$1,414.9	$1,095.8
Other comprehensive income, net of tax:
Retirement benefits adjustment	85.1	14.7	312.1	(90.6)
Cumulative translation adjustment	(46.0)	211.0	(121.5)	173.9
Unrealized gain (loss) on derivatives	(7.9)	9.9	14.0	(14.3)
Unrealized gain on investments	3.0	.5	3.6	6.4
Comprehensive income	$653.7	$655.6	$1,623.1	$1,171.2

For the third quarter of 2010 and 2009, the table above includes noncontrolling interests’ comprehensive income (loss) of $2.5 million and $(.3) million, which consists of net income (loss) of $2.5 million and $(.5) million and cumulative translation adjustments of none and $.2 million, respectively.  For the first nine months of 2010 and 2009, the table includes noncontrolling interests’ comprehensive income of $7.0 million and none, which consists of net income (loss) of $7.2 million and $(.5) million and cumulative translation adjustments of $(.2) million and $.5 million, respectively.

(5)                 Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31			Nine Months Ended July 31
	2010	2009		2010	2009

Dividends declared	$.30		$.28	$.86	$.84
Dividends paid	$.28	$	*	$.84	$.84	*

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

(6)                 A reconciliation of basic and diluted net income attributable to Deere & Company per share follows in millions of dollars, except per share amounts:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
Net income attributable to Deere & Company	$617.0	$420.0	$1,407.7	$1,096.3
Less income allocable to participating securities (see Note 3) *	.2		.5
Income allocable to common stock	616.8	420.0	1,407.2	1,096.3
Average shares outstanding	424.5	422.9	424.1	422.7
Basic per share	$1.45	$.99	$3.32	$2.59

Average shares outstanding	424.5	422.9	424.1	422.7
Effect of dilutive stock options	4.5	1.9	4.3	1.4
Total potential shares outstanding	429.0	424.8	428.4	424.1
Diluted per share	$1.44	$.99	$3.28	$2.59

* Effect on prior periods was not material.

Out of the total stock options outstanding during the third quarter of 2010 and 2009, options to purchase 1.9 million shares in both periods of 2010 and 4.7 million shares in both periods of 2009 were excluded from the above diluted per share computation because the incremental shares under the treasury stock method for these options would have been antidilutive.

(7)                 The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for retired employees in the U.S. and Canada.

The components of net periodic pension cost (income) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
Service cost	$42	$29	$129	$89
Interest cost	126	141	382	421
Expected return on plan assets	(189)	(185)	(570)	(553)
Amortization of actuarial loss	28	1	87	4
Amortization of prior service cost	10	7	31	19
Settlements/curtailments	14		17
Early-retirement benefits		1		3
Net cost (income)	$31	$(6)	$76	$(17)

The components of other net periodic postretirement cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
Service cost	$11	$7	$33	$21
Interest cost	84	86	252	258
Expected return on plan assets	(30)	(30)	(91)	(89)
Amortization of actuarial loss	78	17	233	50
Amortization of prior service credit	(5)	(3)	(12)	(9)
Early-retirement benefits				1
Net cost	$138	$77	$415	$232

During the first nine months of 2010, the Company contributed approximately $485 million to its pension plans and $64 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $128 million to its pension plans and $7 million to its other postretirement benefit plans in the remainder of fiscal year 2010.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)                 The Company’s unrecognized tax benefits at July 31, 2010 were $189 million, compared to $260 million at October 31, 2009.  The July 31, 2010 liability consisted of approximately $68 million, which would affect the effective tax rate if it was recognized, with the remaining liability related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  Based on worldwide tax audits which have closed, the Company had changes during the first nine months of 2010 related to transfer pricing that caused a decrease of approximately $18 million for settlements, a decrease of $110 million for positions taken during prior years and an increase of approximately $47 million for positions taken during prior years.  These changes in unrecognized tax benefits did not have a material impact on the effective tax rate due to compensating adjustments to related tax receivables.  Other changes to the unrecognized tax benefits were not significant.

The Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act of 2010 was signed into law in the Company’s second fiscal quarter of 2010.  Under the new legislation, to the extent the Company’s future health care drug expenses are reimbursed under the Medicare Part D retiree drug subsidy (RDS) program, the expenses will no longer be tax deductible effective November 1, 2013.  Since the tax effects for the retiree health care liabilities were reflected in the Company’s financial statements, the entire impact of this tax change relating to the future retiree drug costs was recorded in tax expense in the second quarter of 2010, which was the period in which the legislation was enacted.  As a result of the legislation, the Company’s tax expenses were approximately $130 million higher in the first nine months of 2010.

(9)                  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2010	2009	% Change	2010	2009	% Change
Net sales and revenues:
Agriculture and turf	$5,217	$4,651	+12	$14,462	$14,057	+3
Construction and forestry	1,007	632	+59	2,547	1,973	+29
Total net sales	6,224	5,283	+18	17,009	16,030	+6
Credit revenues	503	501		1,461	1,432	+2
Other revenues	110	101	+9	333	316	+5
Total net sales and revenues	$6,837	$5,885	+16	$18,803	$17,778	+6
Operating profit (loss): *
Agriculture and turf	$824	$480	+72	$2,128	$1,472	+45
Construction and forestry	66	(28)		65	(85)
Credit	138	95	+45	337	206	+64
Other	10	5	+100	23	9	+156
Total operating profit	1,038	552	+88	2,553	1,602	+59
Other reconciling items **	(421)	(132)	+219	(1,145)	(506)	+126
Net income attributable to Deere & Company	$617	$420	+47	$1,408	$1,096	+28

Identifiable assets:
Agriculture and turf				$7,255	$7,239
Construction and forestry				2,186	2,211	-1
Credit				26,444	26,967	-2
Other				263	267	-1
Corporate				5,662	4,703	+20
Total assets				$41,810	$41,387	+1

Intersegment sales and revenues:
Agriculture and turf net sales	$16	$11	+45	$42	$22	+91
Construction and forestry net sales	3	2	+50	6	3	+100
Credit revenues	61	68	-10	169	207	-18

Equipment operations outside the U.S. and Canada:
Net sales	$2,255	$1,940	+16	$6,307	$5,912	+7
Operating profit	208	79	+163	533	245	+118

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

In certain securitizations, the Company is the primary beneficiary of the SPEs and, as such, consolidates the entities.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,850 million, $2,157 million and $1,855 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,765 million, $2,133 million and $1,796 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In other securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company is not considered to be the primary beneficiary of these conduits, because the Company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both.  This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $877 million, $1,059 million and $2,088 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $815 million, $1,004 million and $1,923 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2010
Carrying value of liabilities	$815
Maximum exposure to loss	877

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $21 billion at July 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2010	October 31 2009	July 31 2009
Restricted financing receivables (retail notes)	$2,663	$3,133	$3,821
Allowance for credit losses	(31)	(25)	(18)
Other assets	95	108	140
Total restricted securitized assets	$2,727	$3,216	$3,943

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2010	October 31 2009	July 31 2009
Short-term borrowings	$2,577	$3,132	$3,712
Accrued interest on borrowings	3	5	7
Total liabilities related to restricted securitized assets	$2,580	$3,137	$3,719

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2010, the maximum remaining term of all restricted receivables was approximately seven years.

(11)          Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2010	October 31 2009	July 31 2009
Raw materials and supplies	$1,082	$940	$1,025
Work-in-process	454	387	426
Finished goods and parts	2,975	2,437	2,949
Total FIFO value	4,511	3,764	4,400
Less adjustment to LIFO basis	1,336	1,367	1,380
Inventories	$3,175	$2,397	$3,020

(12)            The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037

Translation adjustments	(4)	(36)	(40)
Other	1	(5)	(4)

Balance July 31, 2010:
Goodwill	695	587	1,282
Less accumulated impairment losses	289		289
Goodwill-net	$406	$587	$993

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives * (Years)	July 31 2010
Amortized intangible assets:
Customer lists and relationships	13	$97
Technology, patents, trademarks and other	16	92
Total at cost		189
Less accumulated amortization		67	**
Total		122
Unamortized intangible assets:
Licenses		4
Other intangible assets-net		$126

*                                     Weighted-averages

**                              Accumulated amortization for customer lists and relationships was $42 million and technology, patents, trademarks and other was $25 million.

The amortization of other intangible assets in the third quarter and the first nine months of 2010 was $4 million and $15 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2010 - $4, 2011 - $14, 2012 - $15, 2013 - $14 and 2014 - $12.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $203 million and $222 million at July 31, 2010 and 2009, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2010	2009	2010	2009
Balance, beginning of period	$710	$799	$727	$814
Payments	(126)	(143)	(379)	(381)
Amortization of premiums received	(26)	(20)	(73)	(74)
Accruals for warranties	146	104	396	335
Premiums received	20	25	65	72
Foreign exchange	4	8	(8)	7
Balance, end of period	$728	$773	$728	$773

At July 31, 2010, the Company had approximately $162 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2010, the Company had an accrued liability of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2010 was approximately five years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company.  As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers.  The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums.  At July 31, 2010, the maximum exposure for uncollected premiums was approximately $159 million.  Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies.  These reinsurance companies are rated “Excellent” or higher by A.M. Best Company.  In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $901 million at July 31, 2010.  The credit operations believe that the likelihood of the occurrence of events that would give rise to the exposures under these Agreements is substantially remote and as a result, at July 31, 2010, the credit operations’ accrued liability under the Agreements was not material.

At July 31, 2010, the Company had commitments of approximately $291 million for the construction and acquisition of property and equipment.  Also at July 31, 2010, the Company had pledged assets of $175 million, primarily as collateral for borrowings.  See Note 10 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $60 million at July 31, 2010, for which it believes the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at July 31, 2010.

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

(14)            The fair values of financial instruments that do not approximate the carrying values in the financial statements in millions of dollars follow:

	July 31, 2010		October 31, 2009		July 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$16,236	$16,322	$15,255	$15,434	$14,122	$14,184
Restricted financing receivables	2,632	2,650	3,108	3,146	3,803	3,812
Short-term secured borrowings	2,577	2,600	3,132	3,162	3,712	3,727

Long-term borrowings due within one year:
Equipment Operations			$312	$323	$312	$328
Financial Services	$3,782	$3,816	3,349	3,389	3,268	3,292
Total	$3,782	$3,816	$3,661	$3,712	$3,580	$3,620

Long-term borrowings:
Equipment Operations	$3,182	$3,595	$3,073	$3,303	$1,653	$1,754
Financial Services	13,192	13,737	14,319	14,818	15,068	15,448
Total	$16,374	$17,332	$17,392	$18,121	$16,721	$17,202

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

(15)            Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2010*	2009*	2009*
Marketable securities
U.S. government debt securities	$69	$52	$49
Municipal debt securities	25	24	24
Corporate debt securities	60	43	38
Residential mortgage-backed securities **	76	73	70
Other debt securities	2
Total marketable securities	232	192	181
Other assets
Derivatives:
Interest rate contracts	533	550	630
Foreign exchange contracts	8	17	11
Cross-currency interest rate contracts	4	173	128
Total assets	$777	$932	$950
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$51	$121	$169
Foreign exchange contracts	32	32	50
Cross-currency interest rate contracts	96	1	1
Total liabilities	$179	$154	$220

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $42 million, $32 million and $32 million at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

**	Primarily issued by U.S. government sponsored enterprises.

Carrying values for assets as of the end of the periods and losses during the related periods for nonrecurring Level 3 fair value measurements in millions of dollars were as follows:

				Nine Months Ended
	July 31	October 31	July 31	July 31
	2010	2009	2009	2010	2009
Retail notes	$3	$3	$5	$1	$2
Operating loans	1	13	18		8
Financing leases	3	1		4
Wholesale notes	19	6	1	3	1
Financing receivables	$26	$23	$24	$8	$11

Trade receivables		$1	$1		$2

The contractual maturities of marketable securities at July 31, 2010 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
Due in one year or less	Cost	Value
Due after one through five years	$15	$15
Due after five through 10 years	49	53
Due after 10 years	51	55
Residential mortgage-backed securities	30	33
Marketable securities	73	76
	$218	$232

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

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps.  The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values).

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at July 31, 2010, October 31, 2009 and July 31, 2009 was $34 million, $13 million and $22 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements or mutual put options at fair value.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $545 million, $740 million and $769 million as of July 31, 2010, October 31, 2009 and July 31, 2009, respectively.  The amount of collateral received at July 31, 2010, October 31, 2009 and July 31, 2009 to offset this potential maximum loss was $78 million, $81 million and $40 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $93 million, $88 million and $133 million as of July 31, 2010, October 31, 2009 and July 31, 2009, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2010, October 31, 2009 and July 31, 2009 were $1,430 million, $2,492 million and $3,411 million, respectively.  The notional amount of cross-currency interest rate contracts was $849 million at July 31, 2010.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2010 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $20 million after-tax.  These contracts mature in up to 42 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of fixed-rate, long-term borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2010, October 31, 2009 and July 31, 2009 were $7,113 million, $6,912 million and $7,423 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
Interest rate contracts *	$134	$(72)	$110	$208
Borrowings **	(133)	69	(109)	(209)

*

Includes changes in fair values of interest rate contracts excluding accrued interest credits of $54 million and $59 million during the third quarter of 2010 and 2009 and $176 million and $136 million during the first nine months of 2010 and 2009, respectively.

**

Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $84 million and $97 million during the third quarter of 2010 and 2009 and $261 million and $268 million during the first nine months of 2010 and 2009, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2010, October 31, 2009 and July 31, 2009 were $2,838 million, $1,745 million and $1,357 million, the foreign exchange contracts were $2,343 million, $2,156 million and $2,266 million and the cross-currency interest rate contracts were $58 million, $839 million and $847 million, respectively.  At July 31, 2010, October 31, 2009 and July 31, 2009, there were also $1,135 million, $1,560 million and $2,670 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	July 31 2010	October 31 2009	July 31 2009
Designated as hedging instruments:
Interest rate contracts	$496	$507	$569

Not designated as hedging instruments:
Interest rate contracts	37	43	61
Foreign exchange contracts	8	17	11
Cross-currency interest rate contracts	4	173	128
Total not designated	49	233	200

Total derivatives	$545	$740	$769

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$27	$77	$99
Cross-currency interest rate contracts	95
Total designated	122	77	99

Not designated as hedging instruments:
Interest rate contracts	24	44	70
Foreign exchange contracts	32	32	50
Cross-currency interest rate contracts	1	1	1
Total not designated	57	77	121
Total derivatives	$179	$154	$220

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

Expense or	Three Months Ended	Nine Months Ended
OCI	July 31	July 31
Classification	2010	2009	201	0	2009
Fair Value Hedges:
Interest rate contracts	Interest	$188	$(13)	$286	$344

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax)**	(6)	(11)	(12)	(80)
Foreign exchange contracts	OCI (pretax)**	(39)	(91)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest**	(19)	(27)	(58)	(59)
Foreign exchange contracts	Other**	(13)	(66)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	*	*	*	*
Foreign exchange contracts	Other	*	*	*	*

Not Designated as Hedges:
Interest rate contracts	Interest**	$5	$7	$6	$1
Foreign exchange contracts	Cost of sales	13	(54)	(14)	(52)
Foreign exchange contracts	Other**	19	(82)	(21)	(44)
Total	$37	$(129)	$(29)	$(95)

	*	The amount is not material.
	**	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

(17)

In December 2009, the Company granted options to employees for the purchase of 4.1 million shares of common stock at an exercise price of $52.25 per share and a binomial lattice model fair value of $15.71 per share.  At July 31, 2010, options for 21.2 million shares were outstanding with a weighted-average exercise price of $44.15 per share.  The Company also granted .2 million restricted stock awards with a weighted-average fair value of $53.03 per share in the first nine months of 2010.  In February 2010, the stockholders approved an increase of 13.0 million to the number of shares authorized for awards.  At July 31, 2010, a total of 19.7 million shares remained available for the granting of future options and restricted stock.

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

The closure is expected to result in total expenses recognized in cost of sales in millions of dollars as follows:

	2008	2009	First Nine Months 2010	Future	Total

Pension and other postretirement benefits	$10	$27	$2	$6	$45
Property and equipment impairments	21	3	1		25
Employee termination benefits	18	7			25
Other expenses		11	6		17
Total	$49	$48	$9	$6	$112

All expenses are included in the agriculture and turf segment.  The total pretax cash expenditures associated with this closure will be approximately $57 million.  The annual pretax increase in earnings and cash flows in 2010 due to this restructuring is expected to be approximately $40 million.

The remaining liability for employee termination benefits at July 31, 2010 was $5 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $3 million, which were partially offset by $23 million of benefits paid to date.

(19) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Net Sales and Revenues
Net sales	$6,224.0	$5,282.7
Finance and interest income	14.6	14.6	$493.4	$519.2
Other income	91.5	84.8	96.6	74.1
Total	6,330.1	5,382.1	590.0	593.3

Costs and Expenses
Cost of sales	4,520.0	4,058.0
Research and development expenses	256.3	243.3
Selling, administrative and general expenses	630.7	540.9	122.9	121.2
Interest expense	45.1	32.7	159.4	226.9
Interest compensation to Financial Services	50.8	63.7
Other operating expenses	53.9	34.2	159.2	145.8
Total	5,556.8	4,972.8	441.5	493.9

Income of Consolidated Group before Income Taxes	773.3	409.3	148.5	99.4
Provision (credit) for income taxes	261.7	90.5	46.5	(2.6)
Income of Consolidated Group	511.6	318.8	102.0	102.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	94.9	99.2	.1
Other	13.0	1.6
Total	107.9	100.8	.1
Net Income	619.5	419.6	102.1	102.0
Less: Net income (loss) attributable to noncontrolling interests	2.5	(.4)		(.1)
Net Income Attributable to Deere & Company	$617.0	$420.0	$102.1	$102.1

*      Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Net Sales and Revenues
Net sales	$17,009.5	$16,029.8
Finance and interest income	47.9	54.3	$1,462.6	$1,530.9
Other income	281.3	259.2	242.9	183.9
Total	17,338.7	16,343.3	1,705.5	1,714.8

Costs and Expenses
Cost of sales	12,491.4	12,357.6
Research and development expenses	758.1	718.4
Selling, administrative and general expenses	1,770.0	1,628.8	364.6	365.3
Interest expense	133.8	120.0	516.1	708.3
Interest compensation to Financial Services	142.6	181.6
Other operating expenses	127.4	156.8	465.4	427.0
Total	15,423.3	15,163.2	1,346.1	1,500.6

Income of Consolidated Group before Income Taxes	1,915.4	1,180.1	359.4	214.2
Provision (credit) for income taxes	780.3	301.8	86.0	(3.2)
Income of Consolidated Group	1,135.1	878.3	273.4	217.4

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	259.0	212.1	.6	.3
Other	20.9	5.5
Total	279.9	217.6	.6	.3
Net Income	1,415.0	1,095.9	274.0	217.7
Less: Net income (loss) attributable to noncontrolling interests	7.3	(.4)	(.1)	(.1)
Net Income Attributable to Deere & Company	$1,407.7	$1,096.3	$274.1	$217.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2010	October 31 2009	July 31 2009	July 31 2010	October 31 2009	July 31 2009

Assets

Cash and cash equivalents	$3,333.5	$3,689.8	$2,212.1	$420.2	$961.9	$2,102.8
Marketable securities				232.3	192.0	181.0
Receivables from unconsolidated subsidiaries and affiliates	1,373.4	461.4	437.7	2.0		.6
Trade accounts and notes receivable - net	804.0	775.4	842.9	3,340.4	2,345.5	3,014.5
Financing receivables - net	10.4	5.4	6.9	16,225.7	15,249.3	14,115.3
Restricted financing receivables - net				2,631.8	3,108.4	3,803.0
Other receivables	642.7	734.4	620.1	68.1	130.8	57.7
Equipment on operating leases - net				1,777.9	1,733.3	1,663.5
Inventories	3,175.4	2,397.3	3,020.0
Property and equipment - net	3,381.4	3,457.2	3,267.0	1,017.2	1,075.1	1,144.0
Investments in unconsolidated subsidiaries and affiliates	3,350.1	3,164.6	3,075.5	6.3	6.5	6.0
Goodwill	992.9	1,036.5	1,293.9
Other intangible assets - net	122.1	136.3	141.8	4.0
Retirement benefits	196.8	93.2	1,182.4	5.1	10.2	4.0
Deferred income taxes	2,763.6	2,932.9	1,687.2	97.7	91.7	85.4
Other assets	331.2	399.6	461.3	879.0	1,059.3	1,056.4
Total Assets	$20,477.5	$19,284.0	$18,248.8	$26,707.7	$25,964.0	$27,234.2

Liabilities and Stockholders’ Equity
Short-term borrowings	$92.1	$489.7	$745.3	$7,393.5	$6,669.2	$7,303.0
Payables to unconsolidated subsidiaries and affiliates	163.3	54.9	76.4	1,341.5	422.9	400.0
Accounts payable and accrued expenses	5,198.5	4,614.0	4,937.3	1,292.0	1,262.8	1,262.7
Deferred income taxes	82.4	93.7	84.5	319.6	293.4	293.6
Long-term borrowings	3,181.9	3,072.5	1,652.9	13,192.3	14,319.2	15,068.1
Retirement benefits and other liabilities	5,635.1	6,138.3	3,326.7	43.6	36.3	37.4
Total liabilities	14,353.3	14,463.1	10,823.1	23,582.5	23,003.8	24,364.8

Commitments and contingencies (Note 13)

Common Stock, $1 par value (issued shares at July 31, 2010 – 536,431,204)	3,075.0	2,996.2	2,988.1	1,722.5	1,679.1	1,619.1
Common stock in treasury	(5,598.0)	(5,564.7)	(5,573.8)
Retained earnings	12,023.1	10,980.5	11,321.7	1,312.0	1,179.9	1,195.2
Accumulated other comprehensive income (loss)	(3,384.9)	(3,593.3)	(1,312.4)	89.1	99.3	53.1
Total Deere & Company stockholders’ equity	6,115.2	4,818.7	7,423.6	3,123.6	2,958.3	2,867.4
Noncontrolling interests	9.0	2.2	2.1	1.6	1.9	2.0
Total stockholders’ equity	6,124.2	4,820.9	7,425.7	3,125.2	2,960.2	2,869.4
Total Liabilities and Stockholders’ Equity	$20,477.5	$19,284.0	$18,248.8	$26,707.7	$25,964.0	$27,234.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2010 and 2009

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009

Cash Flows from Operating Activities
Net income	$1,415.0	$1,095.9	$274.0	$217.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	1.8	17.6	83.0	121.1
Provision for depreciation and amortization	416.3	389.3	319.9	304.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(132.5)	(216.8)	(.6)	(.3)
Provision (credit) for deferred income taxes	95.7	(178.9)	11.0	101.0
Changes in assets and liabilities:
Receivables	(168.1)	206.4	(8.4)	3.4
Inventories	(818.8)	112.5
Accounts payable and accrued expenses	729.9	(746.3)	2.8	26.6
Accrued income taxes payable/receivable	108.4	(78.6)	20.5	(7.5)
Retirement benefits	(79.5)	60.2	12.2	5.3
Other	191.0	23.1	198.2	(48.4)
Net cash provided by operating activities	1,759.2	684.4	912.6	723.3

Cash Flows from Investing Activities
Collections of receivables			25,782.1	25,295.7
Proceeds from sales of financing receivables			17.2	33.0
Proceeds from maturities and sales of marketable securities		803.4	23.5	15.9
Proceeds from sales of equipment on operating leases			463.5	340.2
Government grants related to property and equipment			92.3
Proceeds from sales of businesses, net of cash sold	25.0
Cost of receivables acquired			(27,551.6)	(25,624.0)
Purchases of marketable securities		(7.6)	(55.0)	(8.4)
Purchases of property and equipment	(432.0)	(561.4)	(25.4)	(86.1)
Cost of equipment on operating leases acquired			(718.4)	(556.0)
Acquisitions of businesses, net of cash acquired	(34.7)	(47.4)	(8.3)
Other	(60.6)	(16.4)	(18.9)	(21.9)
Net cash provided by (used for) investing activities	(502.3)	170.6	(1,999.0)	(611.6)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(86.0)	175.9	325.9	(568.6)
Change in intercompany receivables/payables	(924.8)	570.9	924.8	(570.9)
Proceeds from long-term borrowings	139.4		1,697.4	4,732.8
Payments of long-term borrowings	(311.5)	(77.9)	(2,288.1)	(2,692.9)
Proceeds from issuance of common stock	68.0	9.5
Repurchases of common stock	(102.8)	(3.2)
Dividends paid	(356.2)	(354.9)	(142.0)
Excess tax benefits from share-based compensation	19.3	1.6
Other	(14.2)	(8.4)	29.8	(113.7)
Net cash provided by (used for) financing activities	(1,568.8)	313.5	547.8	786.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(44.4)	9.0	(3.1)	27.6

Net Increase (Decrease) in Cash and Cash Equivalents	(356.3)	1,177.5	(541.7)	926.0
Cash and Cash Equivalents at Beginning of Period	3,689.8	1,034.6	961.9	1,176.8
Cash and Cash Equivalents at End of Period	$3,333.5	$2,212.1	$420.2	$2,102.8

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

Trends and Economic Conditions

Industry farm machinery sales for 2010 are forecast to increase 5 to 10 percent for the year in the U.S. and Canada with support from healthy farm cash receipts, solid commodity prices and low interest rates.  Industry sales of farm machinery in Western Europe are forecast to decline 15 to 20 percent for the year.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure.  Industry sales in South America are projected to increase by 25 to 30 percent.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase 10 to 15 percent for the year.  The Company’s agriculture and turf segment sales increased 12 percent for the third quarter and 3 percent for the first nine months of 2010.  These sales are forecast to increase by about 8 percent for the year with a favorable foreign currency translation effect of about 2 percent.  Construction equipment markets are reflecting somewhat improved market conditions and demand from independent rental companies has rebounded sharply.  Global forestry markets are being aided by higher worldwide economic activity.  The Company’s construction and forestry sales increased 59 percent in the third quarter and 29 percent in the first nine months of 2010.  These sales are forecast to increase by about 35 percent for the year.  Net income attributable to Deere & Company for the Company’s credit operations in 2010 is forecast to increase to approximately $325 million.

Items of concern include the recent decline in global economic activity, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the effectiveness of governmental policies to promote economic recovery and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results. The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s results reflect a disciplined approach to cost and asset management. Sales of large farm equipment, particularly in the U.S. and Canada, are also making a significant impact on the Company’s performance, while demand for construction and forestry equipment is improved from last year but still remains far below normal levels.

2010 Compared with 2009

Net income attributable to Deere & Company for the third quarter was $617.0 million, or $1.44 per share, compared with $420.0 million, or $.99 per share, for the same period last year. For the first nine months, net income attributable to Deere & Company was $1,407.7 million, or $3.28 per share, compared with $1,096.3 million, or $2.59 per share, last year.

Worldwide net sales and revenues increased 16 percent to $6,837 million for the third quarter of 2010, compared with $5,885 million a year ago, and increased 6 percent to $18,803 million for the first nine months, compared with $17,778 million a year ago. Net sales of the Equipment Operations were $6,224 million for the third quarter and $17,009 million for the first nine months, compared with $5,283 million and $16,030 million for the respective periods last year. Net sales of the worldwide Equipment Operations increased 18 percent for the third quarter and 6 percent for the first nine months. Sales included a 3 percent favorable foreign currency translation effect for the first nine months and price increases of 2 percent for both periods. Net sales in the U.S. and Canada increased 19 percent for the current quarter and 6 percent for the first nine months. Net sales outside the U.S. and Canada increased 16 percent for the third quarter and 7 percent for the first nine months with an unfavorable foreign currency translation effect of 2 percent for the current quarter and a favorable impact of 6 percent year to date.

The Company’s Equipment Operations reported operating profit of $890 million for the third quarter and $2,193 million for the first nine months of 2010, compared with $452 million and $1,387 million for the same periods last year. Benefiting the current quarter results were higher production and shipment volumes and improved price realization, partially offset by increased postretirement benefit costs. The first nine-month results reflected higher production and shipment volumes, improved price realization, lower raw material costs and the favorable effects of foreign currency exchange, partially offset by increased postretirement benefit costs.

The Equipment Operations reported net income, including noncontrolling interests, of $511.6 million for the third quarter and $1,135.1 million for the first nine months, compared with $318.8 million and $878.3 million for the same periods last year. The same operating factors mentioned above, in addition to a higher current year effective tax rate, impacted both quarterly and nine-month results.

Net income of the Company’s Financial Services operations attributable to Deere & Company for the third quarter and first nine months of 2010 was $102.1 million and $274.1 million, respectively, compared with $102.1 million and $217.8 million for the same periods last year. The results were the same for the third quarter and higher for the first nine months primarily due to improved financing spreads and a lower provision for credit losses, partially offset by lower tax credits related to wind energy projects.

Business Segment Results

•                 Agriculture and Turf. Agriculture and turf sales increased 12 percent for the third quarter of 2010 largely due to higher shipment volumes and improved price realization. Sales increased 3 percent for the first nine months primarily due to the favorable effects of currency translation and improved price realization, partially offset by lower shipment volumes. Operating profit was $824 million for the third quarter and $2,128 million for the year to date, compared with $480 million and $1,472 million for the respective periods last year. Operating profit was higher in the third quarter primarily due to increased shipment and production volumes and improved price realization, partially offset by increased postretirement benefit costs. The operating profit for the first nine months was higher largely due to improved price realization, lower raw material costs, favorable foreign exchange effects and the impact of higher production volumes, partially offset by higher postretirement benefit costs.

•                 Construction and Forestry. Construction and forestry sales rose 59 percent for the third quarter and increased 29 percent for the first nine months mainly due to higher shipment volumes. The operating profit was $66 million for the third quarter and $65 million for the first nine months, compared with last year’s operating losses of $28 million in the third quarter and $85 million for the first nine months. The improvement in both periods was due primarily to higher shipment and production volumes, partially offset by higher postretirement benefit costs.

•                 Credit. The credit segment had an operating profit of $138 million for the third quarter and $337 million for the first nine months, compared with $95 million and $206 million in the same periods last year. Operating profit was higher for both periods primarily due to improved financing spreads and a lower provision for credit losses. Total revenues of the credit operations, including intercompany revenues, decreased 1 percent to $564 million in the current quarter from $569 million in the third quarter of 2009 and 1 percent in the first nine months to $1,630 million this year from $1,639 million last year. The average balance of receivables and leases financed was 4 percent higher in the third quarter and the first nine months of 2010, compared with the same periods last year. Interest expense decreased 30 percent in the current quarter and 27 percent in the first nine months of 2010 as a result of lower average interest rates and borrowings. The credit operations’ consolidated ratio of earnings to fixed charges was 1.89 to 1 for the third quarter this year, compared with 1.42 to 1 in the same period last year. The ratio was 1.67 to 1 for the first nine months this year, compared to 1.29 to 1 in the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2010 were 72.6 percent and 73.4 percent, respectively, compared to 76.8 percent and 77.1 percent in the same periods last year.  The third quarter improvement was primarily due to the impact of higher production volumes and improved price realization, partially offset by higher postretirement benefit costs.  The nine month improvement was also affected by lower raw material costs and the favorable effects of foreign currency exchange.

Other income increased in the third quarter and first nine months this year primarily due to an increase in wind energy income in both periods and higher crop insurance commissions year to date.  Selling, administrative and general expenses were higher in the third quarter and first nine months primarily due to increased compensation expenses and higher postretirement benefit costs, with the third quarter also affected by foreign currency translation.  Interest expense decreased in both periods due to lower average borrowing rates and borrowings.  Other operating expenses were higher in the third quarter primarily due to an increase in foreign currency exchange losses.  The effective tax rate for the provision for income taxes was higher in the third quarter primarily due to lower tax credits related to wind energy projects.  In the first nine months, the effective tax rate was higher primarily due to the effect of the tax charge related to the enactment of the new health care legislation and lower tax credits related to wind energy projects.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 12 percent for fiscal year 2010 and about 32 percent for the fourth quarter, compared with the same periods a year ago.  Included are a favorable currency translation impact of about 2 percent for the year and an unfavorable impact of about 1 percent for the fourth quarter.  For the fourth quarter, net income attributable to Deere & Company is anticipated to be approximately $375 million.

•                  Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 8 percent for fiscal year 2010, with a favorable foreign currency translation impact of about 2 percent.

With support from healthy farm cash receipts, solid commodity prices and low interest rates, industry farm machinery sales in the U.S. and Canada are forecast to be up 5 to 10 percent for the year with much of the strength concentrated in larger equipment.  In other parts of the world, industry sales in Western Europe are now forecast to decline 15 to 20 percent due to general weakness in the livestock and dairy sectors.  High levels of used equipment, especially harvesting machinery, also are weighing on Western European markets.  Sales in Central Europe and the Commonwealth of Independent States are expected to remain under pressure due to challenging economic conditions.  Drought has affected the region as well, particularly in Russia and Kazakhstan.

In South America, industry sales are projected to increase by 25 to 30 percent mainly due to improvement in the key Brazilian and Argentinean markets.  Conditions in Brazil are being helped by favorable soybean and sugarcane prices and by attractive government supported financing.  The farm economy in Argentina is benefiting from commodity prices and more normal weather conditions.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be up 10 to 15 percent for the year.

•                  Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 35 percent for fiscal year 2010, reflecting somewhat improved market conditions and the segment’s focus on aligning factory production with demand at the retail level.  Demand from independent rental companies has rebounded sharply from last year’s severely depressed levels.  Global forestry markets are being aided by higher worldwide economic activity.

•                  Credit.  Fiscal year 2010 net income attributable to Deere & Company for the credit operations is forecast to be approximately $325 million.  The forecast increase from 2009 is primarily due to more favorable financing spreads and a lower provision for credit losses.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting, and the effects of the drought and fires in Russia), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in the U.S., Russia and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry and beef consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in the global markets in which the Company operates, especially material changes in economic activity in these markets; customer confidence in general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar; interest rates; and inflation and deflation rates.  General economic conditions can affect demand for the Company’s equipment as well.  The current negative economic conditions and outlook in certain sectors have dampened demand for certain equipment.

Customer and Company operations and results could be affected by changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats (including those in Mexico); wars and other conflicts and the threat thereof; and the spread of major epidemics (including H1N1 and other influenzas).

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

Additional factors that could materially affect the Company’s operations and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates and regulations; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.

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

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market volatility and general economic conditions worsen, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2010 were $1,088 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in trade receivables and inventories.  Cash outflows from investing activities were $1,016 million in the first nine months of this year, primarily due to the cost of receivables and equipment on operating leases exceeding the collections of receivables and proceeds from sales of equipment on operating leases by $560 million and purchases of property and equipment of $458 million.  Cash outflows from financing activities were $923 million in the first nine months of 2010, primarily due to a decrease in borrowings of $523 million, dividends paid of $356 million and repurchases of common stock of $103 million, which were partially offset by proceeds from issuance of common stock of $68 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $898 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2009 were $483 million.  The positive cash flows resulted primarily from net income adjusted for non-cash provisions, which were partially offset by a decrease in accounts payable and accrued expenses, an increase in receivables related to sales and the change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $484 million in the first nine months of last year, primarily due to proceeds from maturities and sales of marketable securities exceeding the cost of marketable securities by $803 million and collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and cost of equipment on operating leases acquired by $403 million.  These inflows were partially offset by purchases of property and equipment of $647 million and the acquisitions of businesses of $47 million.  Cash inflows from financing activities were $1,100 million in the first nine months of 2009, primarily due to an increase in borrowings of $1,569 million, which were partially offset by dividends paid of $355 million.  Cash and cash equivalents increased $2,103 million during the first nine months last year.

Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2010, October 31, 2009 and July 31, 2009 was $1,105 million, $286 million and $494 million, respectively, while the total cash and cash equivalents and marketable securities position was $3,986 million, $4,844 million and $4,496 million, respectively.

During November 2009, John Deere Capital Corporation (Capital Corporation) renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 10).  At July 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time.  After a 364 day revolving period, unless the banks and Capital Corporation agree to renew for an additional 364 days, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2010, $968 million of secured short-term borrowings was outstanding under the agreement.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and Capital Corporation.  Worldwide lines of credit totaled $5,256 million at July 31, 2010, $4,145 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2010 was a long-term credit facility agreement of $3,750 million, expiring in February 2012 and a long-term credit facility agreement of $1,500 million, expiring in April 2013.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreement also requires the Equipment Operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter according to accounting principles generally accepted in the U.S. in effect at October 31, 2006.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2010 was $7,737 million.  Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $14,369 million at July 31, 2010.  All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings.  To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors.  A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities.  A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations.  Each agency’s rating should be evaluated independently of any other rating.  Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets.  Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions.  As a result, negative changes in the Company’s credit ratings could adversely impact the Company’s cost of funding.  The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $910 million during the first nine months of 2010 primarily due to a seasonal increase in agricultural equipment demand and the improvement in the construction and forestry equipment demand.  These receivables increased $297 million, compared to a year ago, primarily due to the improvement in construction and forestry equipment demand.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at July 31, 2010, compared to 13 percent at October 31, 2009 and 14 percent at July 31, 2009.  Agriculture and turf trade receivables increased $96 million and construction and forestry trade receivables increased $201 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent, 4 percent and 3 percent at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

Deere & Company’s stockholders’ equity was $6,115 million at July 31, 2010, compared with $4,819 million at October 31, 2009 and $7,424 million at July 31, 2009.  The increase of $1,296 million during the first nine months of 2010 resulted primarily from net income attributable to Deere & Company of $1,408 million, a change in the retirement benefits adjustment of $312 million and an increase in common stock of $79 million, which were partially offset by dividends declared of $365 million and a change in the cumulative translation adjustment of $121 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2010 were $1,759 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from a seasonal increase in inventories and trade receivables.  Cash and cash equivalents decreased $356 million in the first nine months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2009 were $684 million.  This resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables and inventories, and an increase in retirement benefit accruals.  Partially offsetting the operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash and cash equivalents increased $1,178 million in the first nine months of last year.

Trade receivables held by the Equipment Operations increased $29 million during the first nine months and decreased $39 million from a year ago.  The Equipment Operations sell a significant portion of their trade receivables to Financial Services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $778 million during the first nine months, primarily due to a seasonal increase.  Inventories increased $155 million, compared to a year ago, primarily due to increased sales volume.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 28 percent at July 31, 2010, compared to 23 percent at October 31, 2009 and 25 percent at July 31, 2009.

Total interest-bearing debt of the Equipment Operations was $3,274 million at July 31, 2010, compared with $3,563 million at the end of fiscal year 2009 and $2,398 million at July 31, 2009.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 35 percent, 43 percent and 24 percent at July 31, 2010, October 31, 2009 and July 31, 2009, respectively.

Property and equipment cash expenditures for the Equipment Operations in the first nine months of 2010 were $432 million, compared with $561 million in the same period last year.  Capital expenditures for the Equipment Operations in 2010 are expected to be approximately $850 million.

Financial Services

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2010, the aggregate cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $913 million in the first nine months.  Cash provided by financing activities totaled $548 million in the first nine months, resulting primarily from an increase in payables to the Equipment Operations of $925 million, partially offset by a decrease in external borrowings of $265 million and dividends paid of $142 million.  Cash used by investing activities totaled $1,999 million in the first nine months, primarily due to the cost of receivables and leases acquired exceeding collections of receivables and proceeds from sales of equipment on leases of $2,024 million.  Cash and cash equivalents decreased $542 million in the first nine months this year.

During the first nine months of 2009, the aggregate cash provided by operating and financing activities was used primarily to increase cash and cash equivalents and receivables.  Cash provided by Financial Services operating activities was $723 million in the first nine months last year.  Cash provided by financing activities totaled $787 million in the first nine months of 2009, resulting primarily from an increase in external borrowings of $1,471 million, partially offset by a decrease in payables to the Equipment Operations of $571 million.  Cash used by investing activities totaled $612 million in the first nine months last year, primarily due to the cost of receivables and leases acquired exceeding collections of receivables and proceeds from sales of equipment on leases of $544 million.  Cash and cash equivalents increased $926 million in the first nine months last year.

Receivables and leases held by the credit operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $1,539 million during the first nine months of 2010 and $1,380 million during the past 12 months.  Total acquisitions of receivables and leases were 8 percent higher in the first nine months of 2010, compared with the same period last year.  Acquisition volumes of financing leases, operating leases, retail notes, wholesale notes, trade receivables and revolving charge accounts were all higher, while operating loans were lower in the first nine months of 2010, compared to the same period last year.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $24,186 million at July 31, 2010, compared with $22,729 million at October 31, 2009 and $22,893 million at July 31, 2009.  At July 31, 2010, the unpaid balance of all receivables administered but not owned, was $210 million, compared with $292 million at October 31, 2009 and $296 million at July 31, 2009.

Total external interest-bearing debt of the credit operations was $20,586 million at July 31, 2010, compared with $20,988 million at the end of fiscal year 2009 and $22,371 million at July 31, 2009.  Included in this debt are secured borrowings of $2,577 million, $3,132 million and $3,712 million for the same periods (see Note 10).  Total external borrowings decreased during the first nine months of 2010 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to the Equipment Operations and the level of equity.  The credit operations’ ratio of interest-bearing debt, including securitization indebtedness, to stockholder’s equity was 7.2 to 1 at July 31, 2010, compared with 7.4 to 1 at October 31, 2009 and 8.1 to 1 at July 31, 2009.

In April 2010, the credit operations completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings.  During the first nine months of 2010, the credit operations also issued $1,697 million and retired $2,288 million of long-term borrowings.  The issuances were primarily medium-term notes.

Property and equipment cash expenditures for Financial Services in the first nine months of 2010 were $25 million, compared with $86 million in the same period last year, primarily related to the wind energy entities.  Government grant receipts related to property and equipment in 2010 were $92 million related to the wind energy entities.  Capital expenditures for Financial Services in 2010 are currently estimated to be approximately $25 million primarily related to the wind energy entities, while cash receipts from government grants in 2010 are estimated to be approximately $95 million.  The Company has announced it has retained a financial advisor to assist the Company in reviewing strategic options for the wind energy entities.

Dividends

The Company’s Board of Directors at its meeting on August 25, 2010 declared a quarterly dividend of $.30 per share, payable November 1, 2010 to stockholders of record on September 30, 2010.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.      CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A) and the April 30, 2010 quarterly report on Form 10-Q (Part II, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, the quarterly report on Form 10-Q and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial may also materially affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2010 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31				88.7

Jun 1 to Jun 30	694	$ 57.97	694	88.0

Jul 1 to Jul 31	1,025	57.38	1,025	87.0

Total	1,719		1,719

(1)  During the third quarter of 2010, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 75.0 million shares for the $5 billion addition using the end of third quarter closing share price of $66.68 per share.

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

DEERE & COMPANY

Date:	August 27, 2010	By:	/s/ J. M. Field
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