Form 10-K
period 2010-10-31
DEERE & CO
filed 2010-12-17
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

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

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2010 was $25,336,255,820. At November 30, 2010, 422,711,150 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 23, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (the Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into three major business segments.

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the credit segment provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers crop risk mitigation products and held residual wind energy generation investments until December 2010 (see Note 30).

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes referred to as the “Equipment Operations.” The credit and certain miscellaneous service operations are sometimes referred to as “Financial Services.”

Additional information is presented in the discussion of business segment and geographic area results on page 21. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

The Company’s equipment sales are projected to increase 10 to 12 percent for fiscal year 2011 and increase about 34 percent for the first quarter, compared with the same periods in 2010. Included is an unfavorable currency translation impact of about 1 percent for the year and about 2 percent for the first quarter of 2011. Net income attributable to Deere & Company is anticipated to be approximately $2.1 billion for 2011.

Fiscal year 2011 will be a record year for new model introductions for John Deere, due in large part to the implementation of more rigorous global engine emissions standards. The Company’s earnings forecast reflects the complexity of transitioning to these new equipment models as well as increased product costs to comply with the regulations. In addition, the Company projects higher raw material costs in 2011 and a less favorable sales mix in the agriculture and turf segment.

Agriculture and Turf. Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by 7 to 9 percent for fiscal year 2011, benefiting from generally favorable global farm conditions. Farmers in most of the Company’s key markets are experiencing solid levels of income due to strong global demand for agricultural commodities, low grain stockpiles in relation to use, and high prices for crops such as corn, wheat, soybeans, sugar and cotton.

After increasing in 2010, industry farm machinery sales in the United States (U.S.) and Canada are forecast to be about the same in 2011 as a result of production limits and transitional issues associated with the broad launch of Interim Tier 4 compliant equipment.

Industry sales in Western Europe are forecast to increase 5 to 10 percent, while sales in Central Europe and the Commonwealth of Independent States are expected to see moderate gains from the depressed level in 2010. Industry sales in Asia also are forecast to grow moderately.

In South America, industry sales are projected to be about the same in 2011 relative to the strong levels of 2010, although the Company’s sales in the region are expected to benefit from a broader lineup of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same after experiencing some recovery in 2010.

Construction and Forestry. Worldwide sales of John Deere’s construction and forestry equipment are forecast to rise by 25 to 30 percent for fiscal year 2011. The increase reflects market conditions that are somewhat improved in relation to the relatively low level in 2010. In addition, sales to independent rental companies are expected to see further growth. World forestry markets are expected to move significantly higher as a result of improved wood and pulp prices.

Credit. Net income in fiscal year 2011 for John Deere’s credit operations is forecast to be approximately $360 million. The forecast increase from 2010 primarily is due to growth in the portfolio.

2010 Consolidated Results Compared with 2009

Worldwide net income attributable to Deere & Company in 2010 was $1,865 million, or $4.35 per share diluted ($4.40 basic), compared with $873 million, or $2.06 per share diluted ($2.07 basic), in 2009. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues increased 13 percent to $26,005 million in 2010, compared with $23,112 million in 2009. Net sales of the Equipment Operations increased 14 percent in 2010 to $23,573 million from $20,756 million last year. The sales increase was primarily due to higher shipment volumes. The increase also included a favorable effect for foreign currency translation of 3 percent and a price increase of 2 percent. Net sales in the U.S. and Canada increased 14 percent in 2010. Net sales outside the U.S. and Canada increased by 14 percent in 2010, which included a favorable effect of 5 percent for foreign currency translation.

Worldwide Equipment Operations had an operating profit of $2,909 million in 2010, compared with $1,365 million in 2009. The higher operating profit was primarily due to higher shipment and production volumes, improved price realization, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by increased postretirement costs and higher incentive compensation expenses. Last year was also affected by a goodwill impairment charge and voluntary employee separation expenses.

The Equipment Operations’ net income, including noncontrolling interests, was $1,492 million in 2010, compared with $677 million in 2009. The same operating factors mentioned above affected these results.

Net income of the Company’s Financial Services operations attributable to Deere & Company in 2010 increased to $373 million, compared with $203 million in 2009. The increase was primarily a result of improved financing spreads and a lower provision for credit losses. Additional information is presented in the discussion of the “Worldwide Credit Operations” on page 21.

The cost of sales to net sales ratio for 2010 was 73.8 percent, compared with 78.3 percent last year. The decrease was primarily due to higher shipment and production volumes, improved price realization, favorable effects of foreign currency exchange and lower raw material costs. A larger goodwill impairment charge and voluntary employee separation expenses also affected last year’s ratio.

Additional information on 2010 results is presented on pages 20 - 21.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agricultural and turf equipment and related service parts. The segment’s global operating model is designed to enable faster geographic growth and increase the segment’s competitiveness. Pursuant to this model, the segment consolidates all markets into four customer focus areas to facilitate comprehensive customer understanding and deliver optimal customer service. As an additional component of the global operating model, the segment’s equipment operations are consolidated into five product platforms — crop harvesting (combines, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders); turf and utility (utility vehicles, riding lawn equipment, walk behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications; and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors). John Deere also purchases certain products from other manufacturers for resale. Additionally, the segment offers ancillary products and services supporting its agricultural and turf equipment customers. John Deere Landscapes, a unit of the segment, distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. John Deere Water, also a unit of the agriculture and turf segment, manufactures and distributes precision agricultural irrigation equipment and supplies.

The segment also provides integrated agricultural business and equipment management systems. John Deere has developed a comprehensive agricultural management systems approach using advanced communications, data collection and global satellite positioning technologies to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use and to gather information. Recently introduced advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

In addition to the John Deere brand, the agriculture and turf segment manufactures and sells a variety of equipment attachments under the Frontier brand name, walk-behind mowers and scarifiers in Europe under the SABO brand name, and tractors in China under the Benye brand name. John Deere manufactures its agricultural and turf equipment for sale primarily through independent retail dealer networks, and also builds products for sale by mass retailers, including The Home Depot and Lowe’s.

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

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the Equipment Operations’ total agricultural equipment sales in the U.S. and Canada, and a growing proportion of sales in many countries outside the U.S. and Canada, is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, as John Deere expands its business globally, especially in developing countries where demand for smaller equipment is greater, John Deere’s sales of tractors below 100 horsepower have increased.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In the U.S. and Canada, there are typically several used equipment trade-in transactions for most new agricultural equipment sales. To provide support to the Company’s dealers for these used equipment trade-ins, John Deere provides dealers with a pool of funds, awarded to dealers as a percentage of the dealer cost for certain new eligible equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

Retail demand for turf and utility equipment is normally higher in the second and third quarters. John Deere is pursuing a strategy of building and shipping as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories through the year, production and shipment schedules of these product lines will normally be proportionately higher in the second and third quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments. John Deere provides the most complete line of forestry machines and attachments available in the world. The segment’s forestry machines are distributed under the John Deere brand name and forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides comprehensive fleet management telematics solutions designed to improve customer productivity and efficiency through access to fleet location, utilization and maintenance information.

The prevailing levels of residential, commercial and public construction and the condition of the forest products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates, the availability of credit and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell and John Deere collaborate to design articulated dump trucks which are manufactured by John Deere in the U.S. for John Deere’s distribution under the John Deere brand name in North, Central and South America. John Deere licenses Bell to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere manufactured construction equipment under the Bell brand name and forestry equipment under the John Deere brand name in certain territories of Africa.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and track log loaders in the U.S. and Canada. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the U.S., Finland and New Zealand are distributed by Hitachi in certain Asian markets.

John Deere has expanded the construction and forestry segment’s business outside of the U.S. and Canada by entering into a joint venture in China with Xuzhou Bohui Science & Technology Development CO. Ltd. (Xuzhou) known as Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (Xuzhou XCG), and by establishing manufacturing capacity for construction and forestry equipment in Russia in 2010 and construction equipment in India in 2011 through Ashok Leyland John Deere Construction Equipment Company Private Limited (Ashok Leyland), its joint venture with Ashok Leyland Limited.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc. and Nortrax Canada Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the U.S. and Canada. John Deere also owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Russia, Sweden and the United Kingdom.

Competition

The Equipment Operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, John Deere’s brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CNH Global N.V., Kubota Tractor Corporation and The Toro Company, and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each have varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China, India and Russia where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. John Deere has continued to increase its global manufacturing capacity to compete in these markets. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets. The agriculture and turf segment’s global operating model is designed to enhance the segment’s competitive position by reducing complexity, implementing standard processes and increasing customer focus, speed and flexibility while building on the segment’s broad global reach and deep understanding of the agriculture and turf care markets.

The construction and forestry segment operates in highly competitive North American and global markets, and is seeking to grow its competitive position in other parts of the world, including Brazil, China, India and Russia. Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Tigercat Industries Inc. and Ponsse Plc. The segment provides equipment that competes for over 90 percent of the estimated total North American market for the size categories of construction, earthmoving and material handling equipment that John Deere manufactures.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products and to develop new products. Such expenditures were $1,052 million or 4.5 percent of net sales of equipment in 2010, $977 million or 4.7 percent in 2009 and $943 million or 3.7 percent in 2008.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the Equipment Operations own and operate 18 factory locations and lease and operate another four locations, which contain approximately 26.7 million square feet of floor space. Of these 22 factories, 15 are devoted primarily to agriculture and turf equipment, two to construction and forestry equipment, one to engines, two to engine remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the Equipment Operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; engine factories in Argentina, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. In addition, John Deere Water has manufacturing operations outside of North America in Argentina, Australia, Brazil, Chile, France, India, Israel and Spain. These factories and manufacturing operations outside the U.S. and Canada contain approximately 17.3 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines a majority of which are manufactured for John Deere’s Equipment Operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The Equipment Operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada, the Xuzhou XCG joint venture that builds excavators, the Ashok Leyland joint venture that will begin building backhoes and four-wheel-drive loaders in 2011, ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products and a venture that remanufactures turbochargers, diesel particulate filters and electronics.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy John Deere’s current expectations for retail market demand. The Equipment Operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the Equipment Operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. John Deere has implemented flexible assembly lines that can accommodate a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. In recent years, John Deere has experienced volatility in the price of many raw materials. John Deere has responded to cost pressures by implementing the cost-reduction measures described above and increasing prices. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The Equipment Operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The Equipment Operations’ capital expenditures totaled $796 million in 2010, compared with $772 million in 2009 and $781 million in 2008. Provisions for depreciation applicable to these operations’ property and equipment during these years were $477 million, $450 million and $432 million, respectively. Capital expenditures for the Equipment Operations in 2011 are currently estimated to be approximately $1,000 million. The 2011 expenditures will relate primarily to U.S. Tier 4 emission requirements, the modernization and restructuring of key manufacturing facilities, and the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. The Company believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan and green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on John Deere.

Marketing

In the U.S. and Canada, the Equipment Operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Lenexa, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; and one construction, earthmoving, material handling and forestry equipment sales and administration office located in Moline, Illinois. In addition, the Equipment Operations operate a centralized parts distribution warehouse in coordination with eight regional parts depots and distribution centers in the U.S. and Canada.

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,526 dealer locations, most of which are independently owned. Of these, approximately 1,551 sell agricultural equipment, while 416 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 416 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations, and about 559 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s. John Deere Landscapes operates its business from approximately 447 branch locations throughout the U.S. and Canada.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Turkey and the United Kingdom. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in the U.S., Australia, Brazil, Finland, New Zealand, Russia and Singapore. Some of these dealers are independently owned while John Deere owns others. The Equipment Operations operate centralized parts distribution warehouses in Brazil, Germany and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom.

John Deere Water operates from 22 sales and marketing locations and 23 warehousing locations in 14 countries including Argentina, Australia, Brazil, Chile, China, Colombia, Ecuador, France, India, Israel, Peru, Spain, Turkey and the U.S. Its products are marketed through approximately 1,500 independent dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings and ready to assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supplier-related risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, business continuity, quality and delivery. In fiscal year 2010, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $4.3 billion at October 31, 2010, compared with $3.6 billion at October 31, 2009. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

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

FINANCIAL SERVICES

Credit Operations

U.S. and Canada. The Company’s credit segment (collectively referred to as the Credit Companies) primarily provide and administer financing for retail purchases from John Deere dealers of new equipment manufactured by the Company’s agriculture and turf and construction and forestry divisions and used equipment taken in trade for this equipment. In the U.S., certain subsidiaries included in the credit segment also offer crop risk mitigation products.

The Company and John Deere Construction & Forestry Company are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. credit subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Credit Inc., a Canadian credit subsidiary, purchases and finances retail notes acquired by John Deere Limited, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the Credit Companies acquire retail notes from the sales companies are governed by agreements with the sales companies. The Credit Companies also finance and service revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the Credit Companies finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). Additionally, the Credit Companies provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the Credit Companies are designed to enhance sales of John Deere products and generate financing income for the Credit Companies.

Retail notes acquired by the sales companies are immediately sold to the Credit Companies. The Equipment Operations are the Credit Companies’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

The Credit Companies offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local government. Leases are usually written for periods of two to five years, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and John Deere Limited.

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

The Company has an agreement with Capital Corporation to make income maintenance payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2010 and 2009, Capital Corporation’s ratios were 1.89 to 1 and 1.28 to 1, respectively, and never less than 1.61 to 1 and

1.12 to 1 for any fiscal quarter of 2010 and 2009, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2010 or 2009.

Outside the U.S. and Canada. The Credit Companies also offer financing, primarily for John Deere products, in Australia, New Zealand, Russia, and in several countries in Europe and in Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. Financing outside of the U.S. and Canada is affected by a variety of customs and regulations.

The Credit Companies also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Capital Expenditures. The credit operations’ capital expenditures (cost reductions) totaled $(1) million in 2010, compared with $(5) million in 2009 and $337 million in 2008. The capital expenditures for 2010 and 2009 were more than offset by cost reductions due to becoming eligible for government grants for certain wind energy investments related to costs recognized in prior and current periods. Provisions for depreciation applicable to these operations’ property and equipment during these years were $64 million, $62 million and $34 million, respectively. Capital expenditures for the credit operations in 2011 are not expected to be significant. The Company sold the wind energy business for approximately $900 million after year end (see Notes 4 and 30).

Additional information on the Credit Companies appears on pages 21, 22, 24, 26 and 27.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of state, federal and international environmental laws, rules and regulations. These laws, rules and regulations may affect the way John Deere conducts its operations and failure to comply with these regulations could lead to fines and other penalties. John Deere is also involved in the evaluation and clean-up of a limited number of sites. Management does not expect that these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. With respect to acquired properties and businesses, John Deere cannot be certain that it has identified all adverse environmental conditions. John Deere expects that it will acquire additional properties and businesses in the future.

EMPLOYEES

At October 31, 2010, John Deere had approximately 55,700 full-time employees, including approximately 29,400 employees in the U.S. and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 37 percent of John Deere’s U.S. employees. Most of the Company’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

Unions also represent the majority of employees at John Deere manufacturing facilities outside the U.S.

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

Name, age and office (at December 1, 2010), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	57	Chairman and Chief Executive Officer	2010

August 2009-February 2010 President and Chief Executive Officer; June 2009-August 2009 President and Chief Operating Officer; 2005-2009 President, Worldwide Construction & Forestry Division and John Deere Power Systems

David C. Everitt	58	President, Agriculture & Turf Division-North America, Asia, Australia, Sub-Saharan and South Africa, and Global Tractor and Turf Products	2009

January 2006-May 2009 President, Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing; January 2001-January 2006 President, Agricultural Division - Europe, Africa, Middle East, South America and Global Harvesting Equipment Sourcing

James M. Field	47	Senior Vice President and Chief Financial Officer	2009	2007-2009 President, Worldwide Commercial & Consumer Equipment Division; 2002-2007 Vice President and Comptroller
Jean H. Gilles	53	Senior Vice President John Deere Power Systems, Worldwide Parts Services, Advanced Technology and Engineering, and Global Supply Management and Logistics	2010

June 2009-June 2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group, and Advanced Technology and Engineering; 2005-2009 Senior Vice President, John Deere Power Systems;

James A. Israel	54	President, Worldwide Financial Services Division	2006	2003-2006 Vice President Marketing and Product Support - Europe, Africa and Middle East, Worldwide Agricultural Division
James R. Jenkins	65	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Michael J. Mack, Jr.	54	President, Worldwide Construction & Forestry Division	2009	2006-2009 Senior Vice President and Chief Financial Officer; 2004-2006 Vice President and Treasurer
Markwart von Pentz	47	President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products	2009

2007-2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing; 2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East; 2005-2006 Vice President Agricultural Marketing U.S. & Canada

ITEM 1A.              RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 20 and, specifically, the risks and uncertainties described in the Safe Harbor Statement on pages 22 and 23.

International, regional and national trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impact John Deere’s profitability and growth prospects.

International, regional and national laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Open access to global markets improves John Deere’s ability to export goods and services from its various manufacturing locations around the world, and affects the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially affected because farm income strongly influences sales of agricultural equipment around the world.

Trade restrictions could also impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Changes in policies of the U.S. and other governments regarding banking, monetary and fiscal policies to promote liquidity and increase the availability of credit may not be effective and could have a material impact on John Deere’s customers and markets. John Deere’s operations and results could also be impacted by financial regulatory reform which could have an adverse affect on the credit segment and/or John Deere’s customers by limiting their ability to finance purchases of John Deere products. Governmental policies on taxes and spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and for different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices may benefit John Deere’s crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by those customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands.  Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by the continuing and accelerating globalization of businesses which could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Brazil, Russia, India and China. In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting legal and regulatory requirements that are subject to change; increased exposure to currency fluctuations which can materially affect the Company’s financial results and differing local customer product preferences and product requirements. As these emerging geographic markets become more important to John Deere, its competitors are seeking to expand their production capacities in these same markets. Although John Deere is taking measures to adapt to these changing circumstances, particularly by focusing on gaining customer understanding in high-growth potential emerging markets, John Deere’s business efforts could be negatively affected should these efforts prove unsuccessful.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower business investment. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. The Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings. General economic conditions can affect the demand for John Deere’s equipment. Sustained or severe negative economic conditions and outlook resulting in decreased housing starts and other construction can dampen demand for certain construction equipment. John Deere’s turf operations and construction and forestry segment are dependent on construction activity and positive general economic conditions. Significant or prolonged declines in construction activity and housing starts could have a material adverse effect on the Company’s results of operations. If negative economic conditions extend to the overall farm economy, there could be a similar effect on agricultural equipment sales.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency translation risk.

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

Because the credit segment provides financing for a significant portion of John Deere sales worldwide, John Deere’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the credit segment operates. The credit segment provides financing for a significant portion of John Deere sales worldwide. The credit segment’s inability to access funds to support its financing activities to John Deere’s customers could have a material adverse effect on John Deere’s business. The credit segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, sustained negative market conditions could further reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the credit segment’s write-offs and provisions for credit losses.

If John Deere’s customers lack confidence in the general economic outlook, they are less likely to purchase John Deere’s products.

The attitudes of consumers about general economic conditions and outlook can significantly affect their propensity to purchase John Deere equipment. Continuing or worsening negative economic conditions could significantly impair customer confidence and result in reduced equipment sales.

John Deere’s business results depend largely on its ability to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match its new product offerings to its customers’ anticipated preferences for enhanced technologies and different types and sizes of equipment is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis. Failure to deliver quality products at competitive prices to meet customer demands before competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agricultural and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can also prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes, or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf care equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of raw materials can result in increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials at competitive prices to manufacture its products. Changes in the availability and price of raw materials, which are more likely to occur during times of economic volatility, can significantly increase the costs of production which would have a material negative effect on the profitability of the business.

John Deere’s Equipment Operations and credit segment are subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of John Deere’s customers, either or both of which could negatively affect customer demand for John Deere equipment and/or customers’ ability to repay obligations to John Deere. In addition, credit market dislocations could have an impact on funding costs which are very important to the Company’s credit segment because such costs affect the segment’s ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

John Deere’s operations are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over John Deere’s international operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict John Deere’s operations, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of John Deere’s operations, would not have consequences that result in a material adverse effect on John Deere’s business, financial condition or results of operations.

Increasingly stringent engine emission standards could impact John Deere’s ability to manufacture and distribute certain engines or equipment which could negatively affect business results.

Beginning in 2011, John Deere’s Equipment Operations must meet new and increasingly stringent engine emission reduction standards, including Interim Tier 4 and Stage IIIb nonroad diesel emission requirements applicable to many engines manufactured by John Deere and used in many models of John Deere agricultural and construction and forestry equipment. In order to meet these standards, John Deere has incurred substantial research and development costs and in fiscal year 2011 will introduce a record number of new equipment models, largely due to the implementation of these more rigorous standards. While John Deere has developed and is executing comprehensive plans to meet these requirements, and does not currently foresee obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue to affect the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are considering ways to reduce GHG emissions. These considerations may lead to international, national, regional or local legislative or regulatory responses in the near future. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs (which would increase John Deere’s operating costs through higher utility, transportation and materials costs). The regulation of GHG emissions from non-road sources could require further changes to the design of John Deere’s engines and equipment. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of the mandate or standard, John Deere is unable to predict its significance at this time.

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers, and therefore on John Deere’s operations, are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of John Deere’s operations.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

See “Manufacturing” in Item 1.

The Equipment Operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 4.6 million square feet of floor space. Outside the U.S. and Canada the Equipment Operations also own or lease and occupy buildings housing three centralized parts distribution centers in Brazil, Germany and Russia and regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.2 million square feet of floor space.

Deere & Company administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.6 million square feet of floor space and miscellaneous other facilities total 1.1 million square feet.

Overall, John Deere owns approximately 50 million square feet of facilities and leases approximately 14.5 million additional square feet in various locations.

ITEM 3.	LEGAL PROCEEDINGS.

John Deere is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, software licensing, patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, John Deere believes these unresolved legal actions will not have a material effect on its financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)                                 The Company’s common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company’s common stock, the number of stockholders and the data on dividends declared and paid per share in Notes 29 and 30.

(b)                                Not applicable.

(c)                                 The Company’s purchases of its common stock during the fourth quarter of 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31				77.1

Sept 1 to Sept 30	1,002	$69.85	1,002	76.1

Oct 1 to Oct 31	2,503	74.33	2,503	73.6

Total	3,505		3,505

(1)         The Company has a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock. In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed. The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 65.1 million shares for the $5 billion addition using the October 31, 2010 closing share price of $76.80 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2010	2009*	2008*	2007	2006*
For the Year Ended October 31:
Total net sales and revenues	$26,005	$23,112	$28,438	$24,082	$22,148
Income from continuing operations attributable to Deere & Company	$1,865	$873	$2,053	$1,822	$1,453
Net income attributable to Deere & Company	$1,865	$873	$2,053	$1,822	$1,694
Income per share from continuing operations – basic**	$4.40	$2.07	$4.76	$4.05	$3.11
Income per share from continuing operations – diluted**	$4.35	$2.06	$4.70	$4.00	$3.08
Net income per share – basic**	$4.40	$2.07	$4.76	$4.05	$3.63
Net income per share – diluted**	$4.35	$2.06	$4.70	$4.00	$3.59
Dividends declared per share**	$1.16	$1.12	$1.06	$.91	$.78
At October 31:
Total assets	$43,267	$41,133	$38,735	$38,576	$34,720
Long-term borrowings	$16,815	$17,392	$13,899	$11,798	$11,584

* In 2009, the Company had a goodwill impairment charge of $274 million after-tax, or $.65 per share, voluntary employee separation expenses of $58 million after tax, or $.13 per share, and special charges related to Welland, Ontario, Canada of $30 million after tax, or $.07 per share. In 2008, the Company had special charges of $31 million after-tax, or $.07 per share, related to closing a facility in Welland. In 2006, the Company recognized a gain from the sale of discontinued operations (health care operations) of $223 million after-tax, or $.47 per share diluted ($.48 basic). In 2006, the Company also had special charges of $44 million after-tax, or $.09 per share, for a tender offer and repurchase of outstanding notes and $28 million after-tax, or $.06 per share, related to closing a facility in Woodstock, Ontario, Canada.

**Adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend in November 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 20 - 30.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 30 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 31 - 63.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Act)) were effective as of October 31, 2010, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement expected to be filed January 14, 2011 but no later than February 13, 2011 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office,” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

Equity compensation plan information in the proxy statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

(b)                                Security ownership of certain beneficial owners.

The information on the security ownership of certain beneficial owners in the proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2010 Year-End” is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2010, 2009 and 2008	31

	Consolidated Balance Sheet, October 31, 2010 and 2009	32

	Statement of Consolidated Cash Flows for the years ended October 31, 2010, 2009 and 2008	33

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2008, 2009 and 2010	34

	Notes to Consolidated Financial Statements	35

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2010, 2009 and 2008	68

(3)	Exhibits

	See the “Index to Exhibits” on pages 69 - 71 of this report

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

OVERVIEW

Organization

The company’s Equipment Operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The Equipment Operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry. The company’s Financial Services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the Equipment Operations. In addition, Financial Services offer crop risk mitigation products. The information in the following discussion is presented in a format that includes information grouped as consolidated, Equipment Operations and Financial Services. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The company’s reportable operating segments consist of agriculture and turf, construction and forestry, and credit.

Trends and Economic Conditions

Industry farm machinery sales in the U.S. and Canada for 2011 are forecast to be approximately the same as 2010. Industry sales in Western Europe are forecast to increase 5 to 10 percent, while South American industry sales are projected to be approximately the same. Industry sales in Central Europe and the Commonwealth of Independent States are expected to have moderate gains. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same. The company’s agriculture and turf equipment sales increased 10 percent in 2010 and are forecast to increase by 7 to 9 percent for 2011. Construction equipment markets are forecast to be somewhat improved, while global forestry markets are expected to move significantly higher in 2011. The company’s construction and forestry sales increased 41 percent in 2010 and are forecast to increase by 25 to 30 percent in 2011. Net income for the company’s credit operations in 2011 is forecast to increase to approximately $360 million.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the company’s customers and suppliers, the effectiveness of governmental actions in respect to monetary policies, trade and general economic conditions, and financial regulatory reform. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the company’s results. The availability of certain components that could impact the company’s ability to meet production schedules continues to be monitored. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent engine emissions regulations is one of the company’s major priorities.

The company’s strong performance for the year reflects a disciplined approach to executing the company’s business plans and was achieved despite continuing weakness in certain regions and business sectors. Although conditions continued to be positive in the U.S. farm sector, European agricultural markets remained soft. The company’s construction equipment sales benefited from somewhat stronger overall demand, but remained far below normal levels. With the company’s performance in 2010, it remains well positioned to capitalize on positive global economic trends.

2010 COMPARED WITH 2009

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2010 was $1,865 million, or $4.35 per share diluted ($4.40 basic), compared with $873 million, or $2.06 per share diluted ($2.07 basic), in 2009. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues increased 13 percent to $26,005 million in 2010, compared with $23,112 million in 2009. Net sales of the Equipment Operations increased 14 percent in 2010 to $23,573 million from $20,756 million last year. The sales increase was primarily due to higher shipment volumes. The increase also included a favorable effect for foreign currency translation of 3 percent and a price increase of 2 percent. Net sales in the U.S. and Canada increased 14 percent in 2010. Net sales outside the U.S. and Canada increased by 14 percent in 2010, which included a favorable effect of 5 percent for foreign currency translation.

Worldwide Equipment Operations had an operating profit of $2,909 million in 2010, compared with $1,365 million in 2009. The higher operating profit was primarily due to higher shipment and production volumes, improved price realization, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by increased postretirement costs and higher incentive compensation expenses. Last year was also affected by a goodwill impairment charge and voluntary employee separation expenses.

The Equipment Operations’ net income, including noncontrolling interests, was $1,492 million in 2010, compared with $677 million in 2009. The same operating factors mentioned above affected these results.

Net income of the company’s Financial Services operations attributable to Deere & Company in 2010 increased to $373 million, compared with $203 million in 2009. The increase was primarily a result of improved financing spreads and a lower provision for credit losses. Additional information is presented in the following discussion of the “Worldwide Credit Operations.”

The cost of sales to net sales ratio for 2010 was 73.8 percent, compared with 78.3 percent last year. The decrease was primarily due to higher shipment and production volumes, improved price realization, favorable effects of foreign currency exchange and lower raw material costs. A larger goodwill impairment charge and voluntary employee separation expenses affected last year’s ratio.

Finance and interest income decreased this year due to lower financing rates, partially offset by a larger average portfolio. Other income increased primarily as a result of an increase in wind energy income, higher commissions from crop insurance and higher service revenues. Research and development expenses increased primarily as a result of increased spending in support of new products including designing and producing products with engines to meet more stringent emissions regulations. Selling, administrative and general expenses increased primarily due to increased incentive compensation expenses, higher postretirement benefit costs and the effect of foreign currency translation. Interest expense decreased due to lower average borrowing rates and lower average borrowings. Other operating expenses increased primarily due to the write-down of wind energy assets classified as held for sale (see Notes 4 and 30). The equity in income of unconsolidated affiliates increased as a result of higher income from construction equipment manufacturing affiliates due to increased levels of construction activity.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2010 were $658 million, compared with $312 million in 2009, primarily due to a decrease in discount rates. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.2 percent in 2010 and 2009, or $883 million in 2010 and $857 million in 2009. The actual return was a gain of $1,273 million in 2010 and $1,142 million in 2009. In 2011, the expected return will be approximately 8.0 percent. The company expects postretirement benefit costs in 2011 to be approximately the same as 2010. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $836 million in 2010 and $358 million in 2009, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to total plan assets of approximately $650 million in 2010 and $150 million in 2009. Total company contributions in 2011 are expected to be approximately $316 million, which include direct benefit payments. The company has no significant contributions to pension plan assets required in 2011 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion relates to operating results by reportable segment and geographic area. Operating profit is income before certain external interest expense, certain foreign exchange gains or losses, income taxes and corporate expenses. However, operating profit of the credit segment includes the effect of interest expense and foreign currency exchange gains or losses.

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $2,790 million in 2010, compared with $1,448 million in 2009. Net sales increased 10 percent this year primarily due to higher production and shipment volumes. Sales also increased due to foreign currency translation and improved price realization. The increase in operating profit was due to increased shipment and production volumes, improved price realization, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by higher postretirement benefit costs and increased incentive compensation expenses. Last year’s results were affected by a goodwill impairment charge and voluntary employee separation expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $119 million in 2010, compared with a loss of $83 million in 2009. Net sales increased 41 percent for the year due to higher shipment and production volumes. The operating profit improvement in 2010 was primarily due to higher shipment and production volumes, partially offset by higher postretirement benefit costs and increased incentive compensation expenses.

Worldwide Credit Operations

The operating profit of the credit operations was $465 million in 2010, compared with $223 million in 2009. The increase in operating profit was primarily due to improved financing spreads and a lower provision for credit losses. Total revenues of the credit operations, including intercompany revenues, increased 1 percent in 2010, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 5 percent higher in 2010, compared with 2009. Interest expense decreased 28 percent in 2010 as a result of lower borrowing rates and lower average borrowings. The credit operations’ ratio of earnings to fixed charges was 1.72 to 1 in 2010, compared with 1.24 to 1 in 2009.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $2,302 million in 2010, compared with $1,129 million in 2009. The increase was due to higher shipment and production volumes, improved price realization and lower raw material costs, partially offset by increased postretirement benefit costs and higher incentive compensation expenses. Last year’s operating profit was affected by a goodwill impairment charge and voluntary employee separation expenses. Net sales increased 14 percent primarily due to higher volumes and improved price realization. The physical volume increased 10 percent, compared with 2009.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $607 million in 2010, compared with $236 million in 2009. The increase was primarily due to the effects of higher shipment and production volumes, the favorable effects of foreign currency exchange rates, improved price realization and decreases in raw material costs, partially offset by higher incentive compensation expenses. Net sales were 14 percent higher primarily reflecting increased volumes and the effect of foreign currency translation. The physical volume increased 8 percent, compared with 2009.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to increase 10 to 12 percent for fiscal year 2011 and increase about 34 percent for the first quarter, compared with the same periods in 2010. Included is an unfavorable currency translation impact of about 1 percent for the year and about 2 percent for the first quarter of 2011. Net income attributable to Deere & Company is anticipated to be approximately $2.1 billion for the year.

Fiscal year 2011 will be a record year for new model introductions for the company, due in large part to the implementation of more rigorous global engine emissions standards. The company’s earnings forecast reflects the complexity of transitioning to these new equipment models as well as increased product costs to comply with the regulations. In addition, the company projects higher raw material costs in 2011 and a less favorable sales mix in the agriculture and turf segment.

Agriculture and Turf. Worldwide sales of the company’s agriculture and turf segment are forecast to increase by 7 to 9 percent for fiscal year 2011, benefiting from generally favorable global farm conditions. Farmers in most of the company’s key markets are experiencing solid levels of income due to strong global demand for agricultural commodities, low grain stock-piles in relation to use, and high prices for crops such as corn, wheat, soybeans, sugar and cotton.

After increasing in 2010, industry farm machinery sales in the U.S. and Canada are forecast to be about the same in 2011 as a result of production limits and transitional issues associated with the broad launch of Interim Tier 4 compliant equipment.

Industry sales in Western Europe are forecast to increase 5 to 10 percent, while sales in Central Europe and the Commonwealth of Independent States are expected to see moderate gains from the depressed level in 2010. Industry sales in Asia also are forecast to grow moderately.

In South America, industry sales are projected to be about the same in 2011 relative to the strong levels of 2010, although the company’s sales in the region are expected to benefit from a broader lineup of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same after experiencing some recovery in 2010.

Construction and Forestry. Worldwide sales of the company’s construction and forestry equipment are forecast to rise by 25 to 30 percent for fiscal year 2011. The increase reflects market conditions that are somewhat improved in relation to the relatively low level in 2010. In addition, sales to independent rental companies are expected to see further growth. World forestry markets are expected to move significantly higher as a result of improved wood and pulp prices.

Credit. Net income in fiscal year 2011 for the company’s credit operations is forecast to be approximately $360 million. The forecast increase from 2010 primarily is due to growth in the portfolio.

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

All of the company’s businesses and its reported results are affected by general economic conditions in the global markets in which the company operates, especially material changes in economic activity in these markets; customer confidence in general economic conditions; foreign currency exchange rates, especially fluctuations in the value of the U.S. dollar; interest rates; and inflation and deflation rates. General economic conditions can affect demand for the company’s equipment as well. The current economic conditions and outlook in certain sectors have dampened demand for certain equipment.

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

The liquidity and ongoing profitability of John Deere Capital Corporation (Capital Corporation) and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the company’s products. If market volatility increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

2009 COMPARED WITH 2008

CONSOLIDATED RESULTS

Worldwide net income in 2009 was $873 million, or $2.06 per share diluted ($2.07 basic), compared with $2,053 million, or $4.70 per share diluted ($4.76 basic), in 2008. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues decreased 19 percent to $23,112 million in 2009, compared with $28,438 million in 2008. Net sales of the Equipment Operations decreased 20 percent in 2009 to $20,756 million from $25,803 million in 2008. The sales decrease was primarily due to lower shipment volumes. The decrease also included an unfavorable effect for currency translation of 4 percent, more than offset by price realization of 5 percent. Net sales in the U.S. and Canada decreased 14 percent in 2009. Net sales outside the U.S. and Canada decreased by 28 percent in 2009, which included an unfavorable effect of 8 percent for currency translation.

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

The Equipment Operations’ net income, including noncontrolling interests, was $677 million in 2009, compared with $1,677 million in 2008. The same operating factors mentioned above, in addition to a higher effective tax rate, affected these results.

Trade receivables and inventories at October 31, 2009 were $5,014 million, compared with $6,276 million in 2008, or 24 percent of net sales in both years.

Net income of the company’s Financial Services operations in 2009 decreased to $203 million, compared with $337 million in 2008. The decrease was primarily a result of a higher provision for credit losses, lower commissions from crop insurance, narrower financing spreads and higher losses from construction equipment operating lease residual values, partially offset by a lower effective tax rate primarily from wind energy tax credits and lower selling, administrative and general expenses. Additional information is presented in the following discussion of the “Worldwide Credit Operations.”

The cost of sales to net sales ratio for 2009 was 78.3 percent, compared with 75.9 percent in 2008. The increase was primarily due to lower shipment and production volumes, unfavorable effects of foreign exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses.

Finance and interest income declined in 2009 due to lower financing rates and a smaller average portfolio. Other income decreased primarily as a result of lower commissions from crop insurance and lower earnings from marketable securities. Research and development expenses increased primarily as a result of increased spending in support of new products including designing and producing products with engines to meet more stringent emissions regulations. Selling, administrative and general expenses decreased primarily due to lower compensation expenses and the effect of currency translation. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. The equity in income of unconsolidated affiliates decreased as a result of lower income from construction equipment manufacturing affiliates impacted by the low levels of construction activity.

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $1,448 million in 2009, compared with $2,461 million in 2008. Net sales decreased 14 percent in 2009 due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by improved price realization. The decrease in operating profit was primarily due to lower shipment and production volumes, unfavorable effects of foreign currency exchange, a goodwill impairment charge, higher raw material costs and voluntary employee separation expenses, partially offset by improved price realization and lower selling, administrative and general expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating loss of $83 million in 2009, compared with an operating profit of $466 million in 2008. Net sales decreased 45 percent in 2009 reflecting the pressure from market conditions. The operating profit was lower primarily due to lower shipment and production volumes and lower equity in income from unconsolidated affiliates, partially offset by improved price realization and lower selling, administrative and general expenses.

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

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2010 were $2,282 million. This resulted primarily from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, which were partially offset by an increase in trade receivables and inventories. Cash outflows from investing activities were $2,109 million in 2010, primarily due to the cost of receivables and equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $1,376 million and purchases of property and equipment of $762 million. Cash outflows from financing activities were $1,010 million in 2010 primarily due to dividends paid of $484 million, repurchases of common stock of $359 million and a decrease in borrowings of $299 million, which were partially offset by proceeds from issuance of common stock of $129 million (resulting from the exercise of stock options). Cash and cash equivalents decreased $861 million during 2010.

Over the last three years, operating activities have provided an aggregate of $6,216 million in cash. In addition, increases in borrowings were $2,091 million, proceeds from maturities and sales of marketable securities exceeded purchases by $1,368 million and proceeds from issuance of common stock were $255 million. The aggregate amount of these cash flows was used mainly to purchase property and equipment of $2,781 million, repurchase common stock of $2,040 million, acquire receivables and equipment on operating leases that exceeded collections and the proceeds from sales of equipment on operating leases by $2,008 million, pay dividends to stockholders of $1,405 million and acquire businesses for $348 million. Cash and cash equivalents also increased $1,512 million over the three-year period.

Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the company. However, the company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2010 and 2009 was $2,028 million and $286 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,019 million and $4,844 million, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Some of the lines are available to both Deere & Company and Capital Corporation. Worldwide lines of credit totaled $5,294 million at October 31, 2010, $3,222 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2010 was a long-term credit facility agreement of $3,750 million, expiring in February 2012, and a long-term credit facility agreement of $1,500 million, expiring in April 2013. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2010 was $7,832 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $14,545 million at October 31, 2010. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings. To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold company securities. A credit rating agency may change or withdraw company ratings based on its assessment of the company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in the company’s credit ratings could adversely impact the company’s cost of funding. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by the company are as follows:

\	Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $847 million in 2010, primarily due to higher production and shipment volumes. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 15 percent in 2010 and 13 percent in 2009. Total worldwide agriculture and turf receivables increased $566 million and construction and forestry receivables increased $281 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent and 4 percent at October 31, 2010 and 2009, respectively.

Deere & Company’s stockholders’ equity was $6,290 million at October 31, 2010, compared with $4,819 million at October 31, 2009. The increase of $1,471 million resulted primarily from net income attributable to Deere & Company of $1,865 million, a change in the retirement benefits adjustment of $158 million, an increase in common stock of $110 million and a change in the cumulative translation adjustment of $36 million, which were partially offset by dividends declared of $492 million and an increase in treasury stock of $225 million.

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

Cash provided by operating activities of the Equipment Operations during 2010, including intercompany cash flows, was $2,545 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories and trade receivables.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $6,335 million in cash.

Trade receivables held by the Equipment Operations increased by $224 million during 2010. The Equipment Operations sell a significant portion of their trade receivables to Financial Services (see previous consolidated discussion).

Inventories increased by $666 million in 2010 primarily reflecting the increase in production and sales. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 26 percent and 23 percent at October 31, 2010 and 2009, respectively.

Total interest-bearing debt of the Equipment Operations was $3,414 million at the end of 2010, compared with $3,563 million at the end of 2009 and $2,209 million at the end of 2008. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2010, 2009 and 2008 was 35 percent, 43 percent and 25 percent, respectively.

Property and equipment cash expenditures for the Equipment Operations in 2010 were $736 million, compared with $788 million in 2009. Capital expenditures in 2011 are estimated to be approximately $1,000 million.

FINANCIAL SERVICES

The Financial Services’ credit operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

The cash provided by operating activities, financing activities and the beginning balance of cash and cash equivalents was used for investing activities. Cash flows from the Financial Services’ operating activities, including intercompany cash flows, were $1,274 million in 2010. Cash used by investing activities totaled $2,658 million in 2010, primarily due to the cost of receivables and equipment on operating leases exceeding collections of receivables and the proceeds from sales of equipment on operating leases by $2,709 million. Cash provided by financing activities totaled $872 million in 2010, representing primarily an increase in borrowings from Deere & Company of $1,230 million, partially offset by a $164 million decrease in external borrowings. Cash and cash equivalents decreased $520 million.

Over the last three years, the Financial Services’ operating activities, including intercompany cash flows, have provided $3,111 million in cash. In addition, an increase in total borrowings of $2,159 million and capital investment from Deere & Company of $599 million provided cash inflows. These amounts have been used mainly to fund receivable and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $4,490 million, pay dividends to Deere & Company of $783 million and fund purchases of property and equipment of $484 million. Cash and cash equivalents also increased $183 million over the three-year period.

Receivables and equipment on operating leases increased by $2,391 million in 2010, compared with 2009. Acquisition volumes of receivables and equipment on operating leases increased 13 percent in 2010, compared with 2009. The volumes of financing leases, operating leases, retail notes, wholesale notes, trade receivables and revolving charge accounts increased approximately 41 percent, 31 percent, 30 percent, 27 percent, 9 percent and 4 percent, respectively. The volume of operating loans decreased approximately 67 percent. At October 31, 2010 and 2009, net receivables and leases administered, which include receivables administered but not owned, were $25,029 million and $22,729 million, respectively.

Total external interest-bearing debt of the credit operations was $20,935 million at the end of 2010, compared with $20,988 million at the end of 2009 and $20,210 million at the end of 2008. Included in this debt are secured borrowings of $2,209 million at the end of 2010, $3,132 million at the end of 2009 and $1,682 million at the end of 2008. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to Deere & Company. The credit operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.3 to 1 at the end of 2010, 7.4 to 1 at the end of 2009 and 8.3 to 1 at the end of 2008.

In November 2009, Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2010, this facility had a total capacity, or “financing limit,” of up to $1,500 million of secured financings at any time. After a 364-day revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2010, $835 million of secured short-term borrowings was outstanding under the agreement. In November 2010, Capital Corporation increased the capacity under this revolving credit agreement to $2,000 million and renewed it for an additional three years.

In April 2010, the credit operations completed a $708 million retail note securitization transaction, which is included in short-term secured borrowings.

During 2010, the credit operations also issued $2,316 million and retired $3,364 million of long-term borrowings, which were primarily medium-term notes.

Property and equipment cash expenditures for Financial Services in 2010 were $26 million, compared with $119 million in 2009, primarily related to investments in wind energy generation in both years. Government grant receipts related to property and equipment were $92 million in 2010 associated with the wind energy entities. Capital expenditures in 2011 are not expected to be significant. The company sold the wind energy business for approximately $900 million after year end (see Notes 4 and 30).

OFF-BALANCE-SHEET ARRANGEMENTS

The company’s credit operations offer crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2010, the maximum exposure for uncollected premiums was approximately $56 million. Substantially all of the crop insurance risk under the Agreements have been mitigated by a syndicate of private reinsurance companies. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of all the reinsurance companies on their obligations, the company would be required to reimburse the Insurance Carriers approximately $1,029 million at October 31, 2010. The company believes the likelihood of this event is substantially remote.

At October 31, 2010, the company had approximately $190 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2010 was approximately five years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2010 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years
On-balance-sheet
Debt*
Equipment Operations	$3,357	$85	$403	$763	$2,106
Financial Services**	20,426	6,543	9,412	2,286	2,185
Total	23,783	6,628	9,815	3,049	4,291
Interest on debt	4,011	781	1,024	590	1,616
Accounts payable	2,510	2,393	79	33	5
Capital leases	36	16	5	3	12
Off-balance-sheet
Purchase obligations	2,991	2,956	18	12	5
Operating leases	542	141	189	102	110
Total	$33,873	$12,915	$11,130	$3,789	$6,039

*                                         Principal payments.

**                                  Notes payable of $2,209 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

The previous table does not include unrecognized tax benefit liabilities of approximately $218 million at October 31, 2010 since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels and retail sales volumes. The final cost of these programs and the amount of accrual required for a specific sale are fully determined when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

The sales incentive accruals at October 31, 2010, 2009 and 2008 were $879 million, $806 million and $737 million, respectively. The increase in 2010 was primarily due to higher sales volumes, compared with 2009. The increase in 2009 was primarily due to higher sales incentive accruals related to foreign operations.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .7 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .7 percent, the sales incentive accrual at October 31, 2010 would increase or decrease by approximately $35 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2010, 2009 and 2008 were $559 million, $513 million and $586 million, respectively. The changes were primarily due to higher sales volumes in 2010 and lower sales volumes in 2009.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .03 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .03 percent, the warranty accrual at October 31, 2010 would increase or decrease by approximately $10 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2010 and 2009, were $693 million and $1,307 million, respectively. The pension assets, net of pension liabilities, at 2008 were $683 million. The OPEB liabilities, net of OPEB assets, on these same dates were $4,830 million, $4,652 million and $2,535 million, respectively. The decrease in the pension net liabilities in 2010 was primarily due to the return on plan assets and company contributions, partially offset by the decrease in discount rates. The increase in the OPEB net liabilities in 2010 and 2009 and the increase in pension net liabilities in 2009 were primarily due to the decrease in the discount rates for the liabilities.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2010	2011
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(476)/503	$(26)/24
Expected return on assets	+/-.5		(45)/45
OPEB
Discount rate**	+/-.5	(373)/412	(52)/57
Expected return on assets	+/-.5		(7)/7
Health care cost trend rate**	+/-1.0	888/(687)	202/(156)

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

Based on this testing, the company identified one reporting unit in 2010 and one reporting unit in 2009 for which the goodwill was impaired. In the fourth quarter of 2010 and 2009, the company recorded a non-cash pretax charge in cost of sales of $27 million ($25 million after-tax) and $289 million ($274 million after-tax), respectively. The charges were related to write-downs of the goodwill associated with reporting units included in the agriculture and turf operating segment. The key factor contributing to the impairments was a decline in the reporting units’ forecasted financial performance (see Note 5).

A 10 percent decrease in the estimated fair value of the company’s other reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2010.

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

The total allowance for credit losses at October 31, 2010, 2009 and 2008 was $296 million, $316 million and $226 million, respectively. The decrease in 2010 was primarily due to a decrease in loss experience. The increase in 2009 was primarily due to an increase in loss experience and delinquencies in the construction and forestry retail notes, revolving charge financing receivables and operating loans.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .15 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .15 percent, the allowance for credit losses at October 31, 2010 would increase or decrease by approximately $35 million.

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

The total operating lease residual values at October 31, 2010, 2009 and 2008 were $1,276 million, $1,128 million and $1,055 million, respectively. The changes in 2010 and 2009 were primarily due to the levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $45 million.

FINANCIAL INSTRUMENT RISK INFORMATION

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The company’s credit operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these foreign currency transaction risks. The credit risk under these interest rate and foreign currency agreements is not considered to be significant.

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2010 would have been approximately $3 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2009 would have been approximately $71 million.

Foreign Currency Risk

In the Equipment Operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the Equipment Operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2011 would decrease the 2011 expected net cash inflows by $15 million. At last year end, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $20 million adverse effect on the 2010 net cash inflows.

In the Financial Services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the Financial Services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2010, 2009 and 2008

(In millions of dollars and shares except per share amounts)

	2010	2009	2008
Net Sales and Revenues
Net sales	$23,573.2	$20,756.1	$25,803.5
Finance and interest income	1,825.3	1,842.1	2,068.4
Other income	606.1	514.2	565.7
Total	26,004.6	23,112.4	28,437.6

Costs and Expenses
Cost of sales	17,398.8	16,255.2	19,574.8
Research and development expenses	1,052.4	977.0	943.1
Selling, administrative and general expenses	2,968.7	2,780.6	2,960.2
Interest expense	811.4	1,042.4	1,137.0
Other operating expenses	748.1	718.0	697.8
Total	22,979.4	21,773.2	25,312.9

Income of Consolidated Group before Income Taxes	3,025.2	1,339.2	3,124.7
Provision for income taxes	1,161.6	460.0	1,111.2

Income of Consolidated Group	1,863.6	879.2	2,013.5
Equity in income (loss) of unconsolidated affiliates	10.7	(6.3)	40.2

Net Income	1,874.3	872.9	2,053.7
Less: Net income (loss) attributable to noncontrolling interests	9.3	(.6)	.9
Net Income Attributable to Deere & Company	$1,865.0	$873.5	$2,052.8

Per Share Data
Basic	$4.40	$2.07	$4.76
Diluted	$4.35	$2.06	$4.70
Dividends declared	$1.16	$1.12	$1.06

Average Shares Outstanding
Basic	424.0	422.8	431.1
Diluted	428.6	424.4	436.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2010 and 2009

(In millions of dollars except per share amounts)

	2010	2009
ASSETS
Cash and cash equivalents	$3,790.6	$4,651.7
Marketable securities	227.9	192.0
Receivables from unconsolidated affiliates	38.8	38.4
Trade accounts and notes receivable - net	3,464.2	2,616.9
Financing receivables - net	17,682.2	15,254.7
Restricted financing receivables - net	2,238.3	3,108.4
Other receivables	925.6	864.5
Equipment on operating leases - net	1,936.2	1,733.3
Inventories	3,063.0	2,397.3
Property and equipment - net	3,790.7	4,532.2
Investments in unconsolidated affiliates	244.5	212.8
Goodwill	998.6	1,036.5
Other intangible assets - net	117.0	136.3
Retirement benefits	146.7	94.4
Deferred income taxes	2,477.1	2,804.8
Other assets	1,194.0	1,458.4
Assets held for sale	931.4
Total Assets	$43,266.8	$41,132.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$7,534.5	$7,158.9
Payables to unconsolidated affiliates	203.5	55.0
Accounts payable and accrued expenses	6,481.7	5,371.4
Deferred income taxes	144.3	167.3
Long-term borrowings	16,814.5	17,391.7
Retirement benefits and other liabilities	5,784.9	6,165.5
Total liabilities	36,963.4	36,309.8

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized — 1,200,000,000 shares; issued — 536,431,204 shares in 2010 and 2009), at paid-in amount	3,106.3	2,996.2
Common stock in treasury, 114,250,815 shares in 2010 and 113,188,823 shares in 2009, at cost	(5,789.5)	(5,564.7)
Retained earnings	12,353.1	10,980.5
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(3,797.0)	(3,955.0)
Cumulative translation adjustment	436.0	400.2
Unrealized loss on derivatives	(29.2)	(44.1)
Unrealized gain on investments	10.6	5.6
Accumulated other comprehensive income (loss)	(3,379.6)	(3,593.3)
Total Deere & Company stockholders’ equity	6,290.3	4,818.7
Noncontrolling interests	13.1	4.1
Total stockholders’ equity	6,303.4	4,822.8
Total Liabilities and Stockholders’ Equity	$43,266.8	$41,132.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2010, 2009 and 2008

(In millions of dollars)

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$1,874.3	$872.9	$2,053.7
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	106.4	231.8	95.4
Provision for depreciation and amortization	914.8	873.3	831.0
Goodwill impairment charges	27.2	289.2
Share-based compensation expense	71.2	70.5	70.6
Undistributed earnings of unconsolidated affiliates	(2.2)	7.0	(18.7)
Provision for deferred income taxes	175.0	171.6	89.7
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,100.6)	481.8	(428.4)
Inventories	(1,052.7)	452.5	(1,195.4)
Accounts payable and accrued expenses	1,057.7	(1,168.3)	702.1
Accrued income taxes payable/receivable	22.1	(234.2)	92.8
Retirement benefits	(154.1)	(27.9)	(133.2)
Other	343.1	(35.4)	(210.6)
Net cash provided by operating activities	2,282.2	1,984.8	1,949.0

Cash Flows from Investing Activities
Collections of receivables	11,047.1	11,252.0	12,608.8
Proceeds from sales of financing receivables	6.3	12.2	45.2
Proceeds from maturities and sales of marketable securities	38.4	825.1	1,738.5
Proceeds from sales of equipment on operating leases	621.9	477.3	465.7
Government grants related to property and equipment	92.3
Proceeds from sales of businesses, net of cash sold	34.9		42.0
Cost of receivables acquired	(12,493.9)	(11,234.2)	(13,304.4)
Purchases of marketable securities	(63.4)	(29.5)	(1,141.4)
Purchases of property and equipment	(761.7)	(906.7)	(1,112.3)
Cost of equipment on operating leases acquired	(551.1)	(401.4)	(495.9)
Acquisitions of businesses, net of cash acquired	(45.5)	(49.8)	(252.3)
Other	(34.4)	(2.0)	(19.9)
Net cash used for investing activities	(2,109.1)	(57.0)	(1,426.0)

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	756.0	(1,384.8)	(413.0)
Proceeds from long-term borrowings	2,621.1	6,282.8	6,320.2
Payments of long-term borrowings	(3,675.7)	(3,830.3)	(4,585.4)
Proceeds from issuance of common stock	129.1	16.5	108.9
Repurchases of common stock	(358.8)	(3.2)	(1,677.6)
Dividends paid	(483.5)	(473.4)	(448.1)
Excess tax benefits from share-based compensation	43.5	4.6	72.5
Other	(41.4)	(141.9)	(26.0)
Net cash provided by (used for) financing activities	(1,009.7)	470.3	(648.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(24.5)	42.2	58.3

Net Increase (Decrease) in Cash and Cash Equivalents	(861.1)	2,440.3	(67.2)
Cash and Cash Equivalents at Beginning of Year	4,651.7	2,211.4	2,278.6
Cash and Cash Equivalents at End of Year	$3,790.6	$4,651.7	$2,211.4

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2008, 2009 and 2010

(In millions of dollars)

		Deere & Company Stockholders
						Accumulated
	Total	Comprehensive				Other	Non-
	Stockholders’	Income	Common	Treasury	Retained	Comprehensive	controlling
	Equity	(Loss)	Stock	Stock	Earnings	Income (Loss)	Interests
Balance October 31, 2007	$7,162.6		$2,777.0	$(4,015.4)	$9,031.7	$(637.5)	$6.8
Net income	2,053.7	$2,052.8			2,052.8		.9
Other comprehensive income (loss)
Retirement benefits adjustment	(305.3)	(305.3)				(305.3)
Cumulative translation adjustment	(406.8)	(406.0)				(406.0)	(.8)
Unrealized loss on derivatives	(32.5)	(32.5)				(32.5)
Unrealized loss on investments	(6.0)	(6.0)				(6.0)
Total comprehensive income	1,303.1	$1,303.0					.1
Adjustment to adopt FASB ASC 740 (FASB Interpretation No. 48)	(48.0)				(48.0)
Repurchases of common stock	(1,677.6)			(1,677.6)
Treasury shares reissued	98.4			98.4
Dividends declared	(457.4)				(455.9)		(1.5)
Stock options and other	156.1		157.0				(.9)
Balance October 31, 2008	6,537.2		2,934.0	(5,594.6)	10,580.6	(1,387.3)	4.5
Net income	872.9	$873.5			873.5		(.6)
Other comprehensive income (loss)
Retirement benefits adjustment	(2,536.6)	(2,536.6)				(2,536.6)
Cumulative translation adjustment	327.4	326.8				326.8	.6
Unrealized loss on derivatives	(4.0)	(4.0)				(4.0)
Unrealized gain on investments	7.8	7.8				7.8
Total comprehensive income	(1,332.5)	$(1,332.5)
Repurchases of common stock	(3.2)			(3.2)
Treasury shares reissued	33.1			33.1
Dividends declared	(473.6)				(473.6)
Stock options and other	61.8		62.2				(.4)
Balance October 31, 2009	4,822.8		2,996.2	(5,564.7)	10,980.5	(3,593.3)	4.1
Net income	1,874.3	$1,865.0			1,865.0		9.3
Other comprehensive income (loss)
Retirement benefits adjustment	158.0	158.0				158.0
Cumulative translation adjustment	35.7	35.8				35.8	(.1)
Unrealized gain on derivatives	14.9	14.9				14.9
Unrealized gain on investments	5.0	5.0				5.0
Total comprehensive income	2,087.9	$2,078.7					9.2
Repurchases of common stock	(358.8)			(358.8)
Treasury shares reissued	134.0			134.0
Dividends declared	(492.7)				(492.3)		(.4)
Stock options and other	110.2		110.1		(.1)		.2
Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1

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

The assets and liabilities of this supplier VIE consisted of the following at October 31 in millions of dollars:

	2010	2009
Intercompany receivables	$10	$32
Inventories	32	36
Property and equipment – net	4	5
Other assets	11	3
Total assets	$57	$76
Short-term borrowings		$23
Accounts payable and accrued expenses	$55	59
Total liabilities	$55	$82

The VIE is financed through its own accounts payable and short-term borrowings. The assets of the VIE can only be used to settle the obligations of the VIE. The creditors of the VIE do not have recourse to the general credit of the company.

The company also is the primary beneficiary of and consolidates certain wind energy entities that are VIEs, which invest in wind farms that own and operate turbines to generate electrical energy. The assets of these VIEs were classified as held for sale at October 31, 2010 (see Notes 4 and 30). Although the company owns less than a majority of the equity voting rights, it owns most of the financial rights that would absorb the VIEs’ expected losses or returns. No additional support to the VIEs beyond what was previously contractually required has been provided during any periods presented.

The assets and liabilities of these wind energy VIEs consisted of the following at October 31 in millions of dollars:

	2010	2009
Receivables – net		$32
Property and equipment – net		141
Other assets		1
Assets held for sale*	$133
Total assets	$133	$174
Intercompany borrowings	$50	$55
Accounts payable and accrued expenses	5	6
Total liabilities	$55	$61

* Includes $129 million property and equipment and $4 million other assets.

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

Sales Incentives

At the time a sale is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when a dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels and retail sales volumes.

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $154 million in 2010, $175 million in 2009 and $188 million in 2008.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually at the end of the third fiscal quarter each year, or more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments and certain other reporting units. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 5).

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2010, 2009 and 2008 were $75 million, $68 million and $13 million, respectively.

3. NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In the first quarter of 2010, the company adopted Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements). ASC 810 requires that noncontrolling interests are reported as a separate line in stockholders’ equity. The net income for both Deere & Company and the noncontrolling interests is included in “Net Income.” The “Net income (loss) attributable to noncontrolling interests” is deducted from “Net Income” to determine the “Net Income Attributable to Deere & Company,” which will continue to be used to determine earnings per share. ASC 810 also requires certain prospective changes in accounting for noncontrolling interests primarily related to increases and decreases in ownership and changes in control. As required, the presentation and disclosure requirements were adopted through retrospective application, and the consolidated financial statement prior period information has been adjusted accordingly. The adoption did not have a material effect on the company’s consolidated financial statements.

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

In the first quarter of 2010, the company adopted FASB ASC 260, Earnings Per Share (FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Based on this guidance, the company’s nonvested restricted stock awards are considered participating securities since they contain nonforfeitable dividend equivalent rights. The diluted earnings per share are reported as the most dilutive of either the two-class method or the treasury stock method. This requires the company to compute earnings per share on the two-class method. The adoption did not have a material effect on the company’s consolidated financial statements (see Note 23).

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

At the end of the fourth quarter of 2010, the company adopted FASB ASC 715, Compensation-Retirement Benefits (FSP Financial Accounting Statement (FAS) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). ASC 715 requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the levels within the fair value hierarchy in which the measurements fall, a reconciliation of the beginning and ending balances for Level 3 measurements, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The adoption did not have a material effect on the company’s consolidated financial statements.

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

4. ASSETS HELD FOR SALE

In August 2010, the company announced it had signed an agreement to sell John Deere Renewables, LLC, its wind energy business. The company concluded that its resources are best invested in growing its core businesses. These assets were reclassified as held for sale and written down to fair value less cost to sell at October 31, 2010 (see Note 26). The asset write-down in the fourth quarter of 2010 was $35 million pretax and included in “Other operating expenses.” The assets classified as held for sale after the write-down consisted of $908 million of wind energy investments previously included in property and equipment and $23 million of other miscellaneous assets. At October 31, 2010, the related liabilities to be sold recorded in accounts payable and accrued expenses totaled $35 million and the noncontrolling interest was $2 million. The company closed the sale for approximately $900 million after year end (see Note 30).

5. SPECIAL ITEMS

Restructuring

In September 2008, the company announced it would close its manufacturing facility in Welland, Ontario, Canada, and transfer production to company operations in Horicon, Wisconsin, U.S., and Monterrey and Saltillo, Mexico. The Welland factory manufactured utility vehicles and attachments for the agriculture and turf business. The factory discontinued manufacturing in the fourth quarter of 2009. The move supported ongoing efforts aimed at improved efficiency and profitability.

The closure resulted in total expenses recognized in cost of sales in millions of dollars as follows:

	2008	2009	2010	Total
Pension and other postretirement benefits	$10	$27	$6	$43
Property and equipment impairments	21	3	1	25
Employee termination benefits	18	7		25
Other expenses		11	8	19
Total	$49	$48	$15	$112

All expenses are included in the agriculture and turf operating segment. The pretax cash expenditures associated with this closure through 2010 were approximately $60 million. The annual pretax increase in earnings and cash flows due to this restructuring was approximately $40 million in 2010. Property and equipment impairment values were based primarily on market appraisals.

The remaining liability for employee termination benefits at October 31, 2010 was $4 million, which included accrued benefit expenses to date of $25 million and an increase due to foreign currency translation of $3 million, which were partially offset by $24 million of benefits paid to date.

Voluntary Employee Separations

The company combined the agricultural equipment segment and the commercial and consumer equipment segment into the agriculture and turf segment effective at the beginning of the third quarter of 2009. Voluntary employee separations related to the new organizational structure resulted in pretax expenses of $91 million in 2009. The expenses were approximately 60 percent cost of sales and 40 percent selling, administrative and general expenses.

Goodwill Impairment

In the fourth quarter of 2010, the company recorded a non-cash charge in cost of sales for the impairment of goodwill of $27 million pretax, or $25 million after-tax. The charge was associated with the company’s John Deere Water reporting unit, which is included in the agriculture and turf operating segment. The goodwill impairment was due to a decline in the forecasted financial performance as a result of the global economic downturn and more complex integration activities.

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

The methods for determining the fair value of the reporting units to measure the fair value of the goodwill included a combination of discounted cash flows and comparable market values for similar businesses (see Note 26).

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $405 million, $320 million and $307 million in 2010, 2009 and 2008, respectively. The company also had accounts payable related to purchases of property and equipment of $135 million, $81 million and $158 million at October 31, 2010, 2009 and 2008, respectively.

Cash payments (receipts) for interest and income taxes consisted of the following in millions of dollars:

	2010	2009	2008
Interest:
Equipment Operations	$378	$388	$414
Financial Services	679	878	1,001
Intercompany eliminations	(229)	(273)	(288)
Consolidated	$828	$993	$1,127

Income taxes:
Equipment Operations	$639	$170	$667
Financial Services	(63)	(73)	95
Intercompany eliminations	51	109	(50)
Consolidated	$627	$206	$712

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The company has several postretirement health care and life insurance plans for retired employees in the U.S. and Canada. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2010	2009	2008
Pensions
Service cost	$176	$124	$159
Interest cost	510	563	514
Expected return on plan assets	(761)	(739)	(743)
Amortization of actuarial losses	113	1	48
Amortization of prior service cost	42	25	26
Early-retirement benefits		4	10
Settlements/curtailments	24	27	3
Net cost	$104	$5	$17

Weighted-average assumptions
Discount rates	5.5%	8.1%	6.2%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	8.3%	8.3%	8.3%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2010	2009	2008
Health care and life insurance
Service cost	$44	$28	$49
Interest cost	337	344	323
Expected return on plan assets	(122)	(118)	(177)
Amortization of actuarial losses	311	65	82
Amortization of prior service credit	(16)	(12)	(17)
Early-retirement benefits		1
Settlements/curtailments		(1)
Net cost	$554	$307	$260

Weighted-average assumptions
Discount rates	5.6%	8.2%	6.4%
Expected long-term rates of return	7.8%	7.8%	7.8%

The above benefit plan costs in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	Pensions			Health Care and Life Insurance
	2010	2009	2008	2010	2009	2008
Net costs	$104	$5	$17	$554	$307	$260
Retirement benefits adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	227	2,087	986	(28)	2,024	(435)
Prior service cost (credit)	14	147	4		(60)	12
Amortization of actuarial losses	(113)	(1)	(48)	(311)	(65)	(82)
Amortization of prior service (cost) credit	(42)	(25)	(26)	16	12	17
Settlements/curtailments	(24)	(27)	(3)		1
Total (gain) loss recognized in other comprehensive (income) loss	62	2,181	913	(323)	1,912	(488)
Total recognized in comprehensive (income) loss	$166	$2,186	$930	$231	$2,219	$(228)

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2010	2009	2010	2009
Change in benefit obligations
Beginning of year balance	$(9,708)	$(7,145)	$(6,318)	$(4,158)
Service cost	(176)	(124)	(44)	(28)
Interest cost	(510)	(563)	(337)	(344)
Actuarial losses	(517)	(2,248)	(69)	(2,144)
Amendments	(14)	(147)		60
Benefits paid	681	589	325	326
Health care subsidy receipts			(15)	(15)
Early-retirement benefits		(4)		(1)
Settlements/curtailments	17	55
Foreign exchange and other	30	(121)	(9)	(14)
End of year balance	(10,197)	(9,708)	(6,467)	(6,318)

Change in plan assets (fair value)
Beginning of year balance	8,401	7,828	1,666	1,623
Actual return on plan assets	1,054	901	219	241
Employer contribution	763	233	73	125
Benefits paid	(681)	(589)	(325)	(326)
Settlements	(17)	(55)
Foreign exchange and other	(16)	83	4	3
End of year balance	9,504	8,401	1,637	1,666
Funded status	$(693)	$(1,307)	$(4,830)	$(4,652)

Weighted-average assumptions
Discount rates	5.0%	5.5%	5.2%	5.6%
Rate of compensation increase	3.9%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2010	2009	2010	2009
Amounts recognized in balance sheet
Noncurrent asset	$147	$94
Current liability	(55)	(76)	$(27)	$(26)
Noncurrent liability	(785)	(1,325)	(4,803)	(4,626)
Total	$(693)	$(1,307)	$(4,830)	$(4,652)

Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial losses	$3,774	$3,684	$2,206	$2,545
Prior service cost (credit)	184	212	(80)	(96)
Total	$3,958	$3,896	$2,126	$2,449

The total accumulated benefit obligations for all pension plans at October 31, 2010 and 2009 was $9,734 million and $9,294 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,039 million and $583 million, respectively, at October 31, 2010 and $5,567 million and $4,574 million, respectively, at October 31, 2009. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $6,407 million and $5,567 million, respectively, at October 31, 2010 and $5,976 million and $4,575 million, respectively, at October 31, 2009.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2011 in millions of dollars follow:

		Health Care
		and
	Pensions	Life Insurance
Net actuarial losses	$151	$270
Prior service cost (credit)	41	(16)
Total	$192	$254

The company expects to contribute approximately $283 million to its pension plans and approximately $33 million to its health care and life insurance plans in 2011, which include direct benefit payments on unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

		Health Care	Health Care
		and	Subsidy
	Pensions	Life Insurance	Receipts*
2011	$659	$346	$16
2012	663	363	17
2013	672	379	18
2014	676	397	20
2015	674	414	21
2016 to 2020	3,432	2,214	126

*                 Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2010, the weighted-average composite trend rates for these obligations were assumed to be a 7.7 percent increase from 2010 to 2011, gradually decreasing to 5.0 percent from 2016 to 2017 and all future years. The obligations at October 31, 2009 and the cost in 2010 assumed an 8.2 percent increase from 2009 to 2010, gradually decreasing to 5.0 percent from 2016 to 2017 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $901 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $50 million. A decrease of one percentage point would decrease the obligations by $698 million and the cost by $42 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2010 and 2009 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets by category at October 31, 2010 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$1,782	$347	$1,435
Equity:
U.S. equity securities	1,991	1,985	6
U.S. equity funds	40	4	36
International equity securities	1,208	1,205	3
International equity funds	381	52	329
Fixed Income:
Government and agency securities	792	363	429
Corporate debt securities	263	1	262
Residential mortgage-backed and asset-backed securities	197		197
Fixed income funds	350	39	311
Real estate	459	87	14	$358
Private equity/venture capital	864			864
Hedge funds	499	3	351	145
Other investments	436		436
Derivative contracts - assets*	900	30	870
Derivative contracts - liabilities**	(588)	(7)	(581)
Receivables, payables and other	(70)	(70)
Securities lending collateral	665		665
Securities lending liability	(665)		(665)
Total net assets	$9,504	$4,039	$4,098	$1,367

*                 Includes contracts for interest rates of $820 million, foreign currency of $52 million and other of $28 million.

**          Includes contracts for interest rates of $511 million, foreign currency of $72 million and other of $5 million.

The fair values of the health care assets by category at October 31, 2010 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$146	$23	$123
Equity:
U.S. equity securities	515	515
International equity securities	75	75
International equity funds	247	1	246
Fixed Income:
Government and agency securities	283	255	28
Corporate debt securities	43		43
Residential mortgage-backed and asset-backed securities	28		28
Fixed income funds	74		74
Real estate	58	5	33	$20
Private equity/venture capital	48			48
Hedge funds	86		78	8
Other investments	24		24
Derivative contracts - assets*	17	2	15
Derivative contracts - liabilities**	(4)		(4)
Receivables, payables and other	(3)	(3)
Securities lending collateral	263		263
Securities lending liability	(263)		(263)
Total net assets	$1,637	$873	$688	$76

*                 Includes contracts for interest rates of $12 million, foreign currency of $3 million and other of $2 million.

**          Includes contracts for foreign currency of $4 million.

A reconciliation of Level 3 pension and health care asset fair value measurements during 2010 in millions of dollars follows:

			Private Equity/
		Real	Venture	Hedge
	Total	Estate	Capital	Funds
Beginning balance	$1,233	$336	$716	$181
Realized gain	21	16	4	1
Change in unrealized gain (loss)	90	(13)	97	6
Purchases, sales and settlements - net	99	39	95	(35)
Ending balance*	$1,443	$378	$912	$153

* Health care Level 3 assets represent approximately 5 percent of the reconciliation amounts.

Fair values are determined as follows:

Cash and Short-Term Investments – Includes accounts that are valued based on the account value, which approximates fair value, and securities that are valued using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Equity Securities and Funds – The values are determined by closing prices in the active market in which the equity investment trades, or the fund’s net asset value (NAV), which is based on the fair value of the underlying securities.

Fixed Income Securities – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the NAV of the fund, which is based on the fair value of the underlying securities.

Real Estate, Venture Capital and Private Equity – The investments, which are structured as limited partnerships, are valued using an income approach (estimated cash flows discounted over the expected holding period), as well as a market approach (the valuation of similar securities and properties). These investments are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the general partner. Real estate investment trusts are valued at the closing prices in the active markets in which the investment trades.

Hedge Funds and Other Investments – The investments are valued using the NAV provided by the administrator of the fund, which is based on the fair value of the underlying securities.

Interest Rate, Foreign Currency, Equity and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension plan assets is to maximize the growth of these assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The primary investment objective for the health care plan assets is to provide the company with the financial flexibility to pay the projected obligations to beneficiaries over a long period of time. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 38 percent for equity securities, 37 percent for debt securities, 5 percent for real estate and 20 percent for other investments. The target allocations for health care assets are approximately 50 percent for equity securities, 33 percent for debt securities, 3 percent for real estate and 14 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 5.1 percent during the past ten years and approximately 10.8 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $85 million in 2010, $131 million in 2009 and $126 million in 2008.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2010	2009	2008
Current:
U.S.:
Federal	$574	$3	$559
State	50	12	60
Foreign	363	273	402
Total current	987	288	1,021

Deferred:
U.S.:
Federal	156	246	74
State	11	10	3
Foreign	8	(84)	13
Total deferred	175	172	90
Provision for income taxes	$1,162	$460	$1,111

Based upon location of the company’s operations, the consolidated income before income taxes in the U.S. in 2010, 2009 and 2008 was $2,048 million, $756 million and $1,730 million, respectively, and in foreign countries was $977 million, $583 million and $1,395 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2010	2009	2008
U.S. federal income tax provision at a statutory rate of 35 percent	$1,059	$469	$1,093
Increase (decrease) resulting from:
Nondeductible health care claims*	123
Nondeductible goodwill impairment charge	7	86
State and local income taxes, net of federal income tax benefit	40	14	41
Wind energy production tax credits	(30)	(26)	(14)
Research and development tax credits	(5)	(25)	(18)
Taxes on foreign activities	(15)	(10)	21
Other-net	(17)	(48)	(12)
Provision for income taxes	$1,162	$460	$1,111

* Cumulative adjustment from change in law. Effect included in state taxes was $7 million.

At October 31, 2010, accumulated earnings in certain subsidiaries outside the U.S. totaled $1,934 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practical.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2010		2009
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Other postretirement benefit liabilities	$1,762		$1,860
Accrual for sales allowances	361		324
Pension liabilities - net	199		335
Accrual for employee benefits	175		168
Tax over book depreciation		$521		$437
Tax loss and tax credit carryforwards	141		204
Lease transactions		225		191
Allowance for credit losses	137		140
Goodwill and other intangible assets		117		124
Stock option compensation	81		74
Deferred gains on distributed foreign earnings	78		71
Inventory	89		52
Deferred compensation	35		34
Undistributed foreign earnings		18		41
Other items	348	128	361	104
Less valuation allowances	(64)		(89)
Deferred income tax assets and liabilities	$3,342	$1,009	$3,534	$897

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned Financial Services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2010, certain tax loss and tax credit carryforwards of $141 million were available with $124 million expiring from 2011 through 2030 and $17 million with an unlimited expiration date.

The Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act of 2010 was signed into law in the company’s second fiscal quarter of 2010. Under the new legislation, to the extent the company’s future health care drug expenses are reimbursed under the Medicare Part D retiree drug subsidy (RDS) program, the expenses will no longer be tax deductible effective November 1, 2013. Since the tax effects for the retiree health care liabilities were reflected in the company’s financial statements, the entire impact of this tax change relating to the future retiree drug costs was recorded in tax expense in the second quarter of 2010, which was the period in which the legislation was enacted. As a result of the legislation, the company’s tax expenses increased approximately $130 million in 2010.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2010	2009	2008
Beginning of year balance	$260	$236	$218
Increases to tax positions taken during the current year	36	29	23
Increases to tax positions taken during prior years	83	12	31
Decreases to tax positions taken during prior years	(133)	(28)	(20)
Decreases due to lapse of statute of limitations	(2)	(3)	(3)
Settlements	(19)	(5)
Acquisitions			2
Foreign exchange	(7)	19	(15)
End of year balance	$218	$260	$236

The amount of unrecognized tax benefits at October 31, 2010 that would affect the effective tax rate if the tax benefits were recognized was $69 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company’s federal income tax returns for periods prior to 2007. The years 2007, 2008 and 2009 federal income tax returns are either currently under examination or remain subject to examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company’s policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2010, 2009 and 2008, the total amount of expense from interest and penalties was $3 million, $4 million and $23 million and the interest income was $5 million, $3 million and $2 million, respectively. At October 31, 2010 and 2009, the liability for accrued interest and penalties totaled $41 million and $47 million and the receivable for interest was $5 million and $4 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2010	2009	2008
Other income
Revenues from services	$474	$418	$421
Investment income	10	9	21
Other	122	87	124
Total	$606	$514	$566

Other operating expenses
Depreciation of equipment on operating leases	$288	$288	$308
Cost of services	344	357	295
Other	116	73	95
Total	$748	$718	$698

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (50 percent ownership), John Deere Tiantuo Company, Ltd. (51 percent ownership) and A&I Products (36 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2010	2009	2008
Sales	$1,502	$1,404	$2,214
Net income (loss)	23	(23)	99
Deere & Company’s equity in net income (loss)	11	(6)	40

Financial Position	2010	2009
Total assets	$1,300	$1,157
Total external borrowings	201	264
Total net assets	584	515
Deere & Company’s share of the net assets	244	213

Consolidated retained earnings at October 31, 2010 include undistributed earnings of the unconsolidated affiliates of $88 million. Dividends from unconsolidated affiliates were $6 million in 2010, $.4 million in 2009 and $20 million in 2008.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010
U.S. government debt securities	$57	$6		$63
Municipal debt securities	26	2		28
Corporate debt securities	58	5		63
Residential mortgage-backed securities*	69	4	$1	72
Other debt securities	2			2
Marketable securities	$212	$17	$1	$228

2009
U.S. government debt securities	$49	$3		$52
Municipal debt securities	23	1		24
Corporate debt securities	41	2		43
Residential mortgage-backed securities*	70	3		73
Marketable securities	$183	$9		$192

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2010 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$9	$9
Due after one through five years	45	49
Due after five through 10 years	54	60
Due after 10 years	35	38
Residential mortgage-backed securities	69	72
Debt securities	$212	$228

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were none in 2010, $759 million in 2009 and $1,137 million in 2008. Realized gains were none, $4 million and $12 million and realized losses were none, $8 million and $15 million in 2010, 2009 and 2008, respectively. The increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not material in any years presented. Unrealized losses at October 31, 2010 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were none in 2010, $2 million in 2009 and $27 million in 2008.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2010	2009

Trade accounts and notes:
Agriculture and turf	$2,929	$2,363
Construction and forestry	535	254
Trade accounts and notes receivable–net	$3,464	$2,617

At October 31, 2010 and 2009, dealer notes included in the previous table were $852 million and $538 million, and the allowance for doubtful trade receivables was $71 million and $77 million, respectively.

The Equipment Operations sell a significant portion of their trade receivables to Financial Services and provide compensation to these operations at market rates of interest.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally retains a security interest in the goods associated with the trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business.

Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2010		2009
	Unrestricted/Restricted		Unrestricted/Restricted
Retail notes:
Equipment:
Agriculture and turf	$11,740	$1,865	$9,687	$2,934
Construction and forestry	920	427	1,084	624
Recreational products	5		8
Total	12,665	2,292	10,779	3,558
Wholesale notes	2,232		1,986
Revolving charge accounts	2,355		2,265
Financing leases (direct and sales-type)	1,092		993
Operating loans	239		297
Total financing receivables	18,583	2,292	16,320	3,558
Less:
Unearned finance income:
Equipment notes	590	27	738	425
Financing leases	113		113
Total	703	27	851	425
Allowance for doubtful receivables	198	27	214	25
Financing receivables – net	$17,682	$2,238	$15,255	$3,108

The residual values for investments in financing leases at October 31, 2010 and 2009 totaled $64 million and $59 million, respectively.

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

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2010	2009
	Unrestricted	Unrestricted/Restricted
Retail notes*:
Equipment:
Agriculture and turf	$1,492	$1,505	$22
Construction and forestry	295	389	2
Total	1,787	1,894	24
Wholesale notes	2,232	1,986
Sales-type leases	655	583
Total	4,674	4,463	24
Less:
Unearned finance income:
Equipment notes	179	191	1
Sales-type leases	57	57
Total	236	248	1
Financing receivables related to the company’s sales of equipment	$4,438	$4,215	$23

*                 These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

		2010		2009
		Unrestricted/Restricted		Unrestricted/Restricted
Due in months:
0	–12	$9,114	$1,043	$8,320	$1,286
13	–24	3,538	662	3,264	1,045
25	–36	2,606	391	2,174	699
37	–48	1,821	159	1,365	395
49	–60	1,092	35	874	125
Thereafter		412	2	323	8
Total		$18,583	$2,292	$16,320	$3,558

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2010 and 2009, the unpaid balances of receivables administered but not owned were $202 million and $292 million, respectively. At October 31, 2010 and 2009, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $20,123 million and $18,656 million, respectively.

Generally when financing receivables are approximately 120 days delinquent, accrual of finance income has been suspended and the estimated uncollectible amount has been written off to the allowance for credit losses. Accrual of finance income is resumed when the receivable becomes contractually current and collection doubts are removed. Investments in financing receivables on non-accrual status at October 31, 2010 and 2009 were $225 million and $284 million, respectively.

Total financing receivable amounts 60 days or more past due were $38 million at October 31, 2010, compared with $67 million at October 31, 2009. These past-due amounts represented .19 percent and .36 percent of the receivables financed at October 31, 2010 and 2009, respectively. The allowance for doubtful financing receivables represented 1.12 percent and 1.28 percent of financing receivables outstanding at October 31, 2010 and 2009, respectively. In addition, at October 31, 2010 and 2009, the company’s credit operations had $182 million and $181 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

An analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2010	2009	2008
Beginning of year balance	$239	$170	$172
Provision charged to operations	100	195	83
Amounts written off	(116)	(140)	(71)
Other changes (primarily translation adjustments)	2	14	(14)
End of year balance	$225	$239	$170

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms of the receivables.

An analysis of impaired financing receivables at October 31 follows in millions of dollars:

	2010	2009
Impaired receivables with a specific related allowance*	$31	$50
Impaired receivables without a specific related allowance	8	15
Total impaired receivables	$39	$65
Average balance of impaired receivables during the year	$46	$52

* Related allowance of $10 million and $27 million as of October 31, 2010 and 2009, respectively.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2010	2009
Taxes receivable	$746	$637
Other	180	227
Other receivables	$926	$864

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

In certain securitizations, the company is the primary beneficiary of the SPEs and, as such, consolidates the entities. The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,739 million and $2,157 million at October 31, 2010 and 2009, respectively. The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,654 million and $2,133 million at October 31, 2010 and 2009, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In other securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company is not considered to be the primary beneficiary of these conduits, because the company’s variable interests in the conduits will not absorb a majority of the conduits’ expected losses, residual returns, or both. This is primarily due to these interests representing significantly less than a majority of the conduits’ total assets and liabilities. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $589 million and $1,059 million at October 31, 2010 and 2009, respectively. The liabilities (short-term borrowings and accrued interest) related to these conduits were $557 million and $1,004 million at October 31, 2010 and 2009, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2010
Carrying value of liabilities	$557
Maximum exposure to loss	589

The assets of unconsolidated conduits related to securitizations in which the company’s variable interests were considered significant were approximately $17 billion at October 31, 2010.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2010	2009
Restricted financing receivables (retail notes)	$2,265	$3,133
Allowance for credit losses	(27)	(25)
Other assets	90	108
Total restricted securitized assets	$2,328	$3,216

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2010	2009
Short-term borrowings	$2,209	$3,132
Accrued interest on borrowings	2	5
Total liabilities related to restricted securitized assets	$2,211	$3,137

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2010, the maximum remaining term of all restricted receivables was approximately six years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $1,936 million and $1,733 million at October 31, 2010 and 2009, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $462 million and $484 million at October 31, 2010 and 2009, respectively. The corresponding depreciation expense was $288 million in 2010, $288 million in 2009 and $308 million in 2008.

Future payments to be received on operating leases totaled $884 million at October 31, 2010 and are scheduled as follows in millions of dollars: 2011 – $375, 2012 – $244, 2013 – $156, 2014 – $90 and 2015 – $19.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 59 percent of worldwide gross inventories at FIFO value on October 31, 2010 and 2009. The pretax favorable income effect from the liquidation of LIFO inventory during 2009 was approximately $37 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2010	2009
Raw materials and supplies	$1,201	$940
Work-in-process	483	387
Finished goods and parts	2,777	2,437
Total FIFO value	4,461	3,764
Less adjustment to LIFO value	1,398	1,367
Inventories	$3,063	$2,397

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2010	2009
Equipment Operations
Land		$113	$116
Buildings and building equipment	23	2,226	2,144
Machinery and equipment	11	3,972	3,826
Dies, patterns, tools, etc	7	1,105	1,081
All other	5	685	672
Construction in progress		478	362
Total at cost		8,579	8,201
Less accumulated depreciation		4,856	4,744
Total		3,723	3,457
Financial Services
Land		4	4
Buildings and building equipment	27	70	70
Machinery and equipment**	12		1,064
All other**	6	38	40
Construction in progress**			37
Total at cost		112	1,215
Less accumulated depreciation		44	140
Total		68	1,075
Property and equipment-net		$3,791	$4,532

*                 Weighted-averages

**          Classified as held for sale at October 31, 2010 (see below).

In the fourth quarter of 2010, the company signed an agreement to sell its wind energy business and reclassified the related net property and equipment of $908 million to assets held for sale. The property and equipment included in Financial Services that was reclassified consisted of costs of machinery and equipment of $1,058 million, construction in progress of $5 million and all other of $1 million, less accumulated depreciation of $156 million (see Note 4).

Property and equipment is stated at cost less accumulated depreciation. Total property and equipment additions in 2010, 2009 and 2008 were $802 million, $798 million and $1,147 million and depreciation was $540 million, $513 million and $467 million, respectively. Capitalized interest was $6 million, $15 million and $26 million in the same periods, respectively. The cost of leased property and equipment under capital leases amounting to $43 million and $47 million at October 31, 2010 and 2009, respectively, is included in property and equipment.

Financial Services property and equipment additions included above were none, $1 million and $359 million in 2010, 2009 and 2008 and depreciation was $64 million, $62 million and $34 million, respectively. Financial Services had additions to cost of property and equipment in 2010 and 2009 of $23 million and $71 million, which were offset by cost reductions of $23 million and $70 million due to becoming eligible for government grants for certain wind energy investments related to costs recognized in prior and current periods.

Capitalized software is stated at cost less accumulated amortization, and the estimated useful life is three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2010 and 2009 were $526 million and $486 million, less accumulated amortization of $394 million and $342 million, respectively. Amortization of these software costs was $68 million in 2010, $54 million in 2009 and $35 million in 2008. The cost of leased software assets under capital leases amounting to $35 million and $33 million at October 31, 2010 and 2009, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Balance at October 31, 2008	$664	$561	$1,225
Acquisitions	32	13	45
Impairment loss*	(289)		(289)
Translation adjustments	2	54	56
Balance at October 31, 2009	698	628	1,326
Less accumulated impairment losses	(289)		(289)
Net balance	409	628	1,037
Acquisitions	1		1
Divestitures		(5)	(5)
Impairment loss*	(27)		(27)
Translation adjustments	6	(13)	(7)
Balance at October 31, 2010	705	610	1,315
Less accumulated impairment losses	(316)		(316)
Net balance	$389	$610	$999

* See Note 5.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2010	2009
Amortized intangible assets:
Customer lists and relationships	13	$98	$93
Technology, patents, trademarks and other	17	85	105
Total at cost		183	198
Less accumulated amortization**		70	62
Total		113	136
Unamortized intangible assets:
Licenses		4
Other intangible assets-net		$117	$136

*   Weighted-averages

** Accumulated amortization at 2010 and 2009 for customer lists and relationships was $44 million and $35 million and technology, patents, trademarks and other was $26 million and $27 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2010, 2009 and 2008 was $18 million, $18 million and $20 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2011 - $15, 2012 - $14, 2013 - $13, 2014 - $12 and 2015 - $11.

18. SHORT-TERM BORROWINGS

Short-term borrowings at October 31 consisted of the following in millions of dollars:

	2010	2009
Equipment Operations
Commercial paper	$37	$101
Notes payable to banks	8	77
Long-term borrowings due within one year	40	312
Total	85	490
Financial Services
Commercial paper	1,991	185
Notes payable to banks	36	3
Notes payable related to securitizations (see below)	2,209	3,132
Long-term borrowings due within one year	3,214	3,349
Total	7,450	6,669
Short-term borrowings	$7,535	$7,159

The notes payable related to securitizations for Financial Services are secured by restricted financing receivables (retail notes) on the balance sheet (see Note 13). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,209 million at October 31, 2010 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2011 - $1,324, 2012 - $659, 2013 - $207 and 2014 - $19.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2010 and 2009 were 1.0 percent and 1.7 percent, respectively. The Financial Services’ short-term borrowings represent obligations of the credit subsidiaries.

Lines of credit available from U.S. and foreign banks were $5,294 million at October 31, 2010. Some of these credit lines are available to both Deere & Company and Capital Corporation. At October 31, 2010, $3,222 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.

Included in the above lines of credit was a long-term credit facility agreement for $3,750 million, expiring in February 2012 and a long-term credit facility agreement of $1,500 million, expiring in April 2013. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the Equipment Operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2010 was $7,832 million. Alternatively under this provision, the Equipment Operations had the capacity to incur additional debt of $14,545 million at October 31, 2010. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make income maintenance payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2010	2009
Equipment Operations
Accounts payable:
Trade payables	$1,825	$1,093
Dividends payable	127	118
Other	106	131
Accrued expenses:
Employee benefits	999	861
Product warranties	560	513
Dealer sales discounts	847	774
Accrued income taxes	81	5
Other	1,212	1,119
Total	5,757	4,614
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	182	181
Other	270	261
Accrued expenses:
Unearned revenue	286	280
Accrued interest	190	204
Employee benefits	69	51
Accrued income taxes	73	55
Other	183	231
Total	1,253	1,263
Eliminations*	528	506
Accounts payable and accrued expenses	$6,482	$5,371

*                 Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the Equipment Operations as a result of their trade receivables being sold to Financial Services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2010		2009
Equipment Operations
Notes and debentures:
6.95% notes due 2014: ($700 principal) Swapped $300 to variable interest rate of 1.25% – 2009	$763	*	$800	*
4.375% notes due 2019	750		750
8-1/2% debentures due 2022	105		105
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	461		168
Total	$3,329		$3,073

(continued)

	2010		2009
Financial Services
Notes and debentures:
Medium-term notes due 2011 – 2018: (principal $10,120 - 2010, $11,186 - 2009) Average interest rates of 3.2% – 2010, 3.5% – 2009	$10,478	*	$11,430	*
7% notes due 2012: ($1,500 principal) Swapped $500 in 2010 and $1,225 in 2009 to variable interest rates of 1.3% – 2010 and 2009	1,594	*	1,640	*
5.10% debentures due 2013: ($650 principal) Swapped to variable interest rates of 1.0% – 2010 and 2009	703	*	699	*
Other notes	711		550
Total	13,486		14,319
Long-term borrowings**	$16,815		$17,392

*                 Includes unamortized fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

The Financial Services’ long-term borrowings represent obligations of the credit subsidiaries.

The approximate principal amounts of the Equipment Operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2011 – $40, 2012 – $216, 2013 – $187, 2014 – $742 and 2015 – $21. The approximate principal amounts of the credit subsidiaries’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2011 – $3,192, 2012 – $5,101, 2013 – $3,445, 2014 – $1,228 and 2015 – $1,039.

21. LEASES

At October 31, 2010, future minimum lease payments under capital leases amounted to $36 million as follows: 2011 – $16, 2012 – $3, 2013 – $2, 2014 – $2, 2015 – $1 and later years $12. Total rental expense for operating leases was $189 million in 2010, $187 million in 2009 and $165 million in 2008. At October 31, 2010, future minimum lease payments under operating leases amounted to $542 million as follows: 2011 – $141, 2012 – $110, 2013 – $79, 2014 – $60, 2015 – $42 and later years $110.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $203 million and $214 million at October 31, 2010 and 2009, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2010	2009
Beginning of year balance	$727	$814
Payments	(517)	(549)
Amortization of premiums received	(100)	(103)
Accruals for warranties	568	458
Premiums received	90	87
Foreign exchange	(6)	20
End of year balance	$762	$727

At October 31, 2010, the company had approximately $190 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2010, the company had accrued losses of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2010 was approximately five years.

The credit operations’ subsidiary, John Deere Risk Protection, Inc., offers crop insurance products through managing general agency agreements (Agreements) with insurance companies (Insurance Carriers) rated “Excellent” by A.M. Best Company. As a managing general agent, John Deere Risk Protection, Inc. will receive commissions from the Insurance Carriers for selling crop insurance to producers. The credit operations have guaranteed certain obligations under the Agreements, including the obligation to pay the Insurance Carriers for any uncollected premiums. At October 31, 2010, the maximum exposure for uncollected premiums was approximately $56 million. Substantially all of the credit operations’ crop insurance risk under the Agreements has been mitigated by a syndicate of private reinsurance companies. The reinsurance companies are rated “Excellent” or higher by A.M. Best Company. In the event of a widespread catastrophic crop failure throughout the U.S. and the default of these highly rated private reinsurance companies on their reinsurance obligations, the credit operations would be required to reimburse the Insurance Carriers for exposure under the Agreements of approximately $1,029 million at October 31, 2010. The credit operations believe that the likelihood of the occurrence of events that give rise to the exposures under these Agreements is substantially remote and as a result, at October 31, 2010, the credit operation’s accrued liability under the Agreements was not material.

At October 31, 2010, the company had commitments of approximately $261 million for the construction and acquisition of property and equipment. At October 31, 2010, the company also had pledged or restricted assets of $98 million, primarily as collateral for borrowings. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $70 million at October 31, 2010, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2010.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2007	536.4	$2,777
Stock options and other		157
Balance at October 31, 2008	536.4	2,934
Stock options and other		62
Balance at October 31, 2009	536.4	2,996
Stock options and other		110
Balance at October 31, 2010	536.4	$3,106

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5 billion of additional common stock (65.1 million shares based on October 31, 2010 closing common stock price of $76.80 per share). This repurchase program supplements the previous 40 million share repurchase program, which had 8.5 million shares remaining as of October 31, 2010, for a total of 73.6 million shares remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2010	2009	2008
Net income attributable to Deere & Company	$1,865.0	$873.5	$2,052.8
Less income allocable to participating securities*	.7
Income allocable to common stock	$1,864.3	$873.5	$2,052.8
Average shares outstanding	424.0	422.8	431.1
Basic per share	$4.40	$2.07	$4.76
Average shares outstanding	424.0	422.8	431.1
Effect of dilutive stock options	4.6	1.6	5.2
Total potential shares outstanding	428.6	424.4	436.3
Diluted per share	$4.35	$2.06	$4.70

* Effects on prior periods were not material.

All stock options outstanding were included in the computation during 2010, 2009 and 2008, except 1.9 million options in 2010, 4.7 million options in 2009 and 2.0 million options in 2008 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The company recognizes the compensation cost on these stock options and restricted stock awards on a straight-line basis over the requisite period the employee is required to render service. According to these plans at October 31, 2010, the company is authorized to grant an additional 19.8 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2010	2009	2008
Risk-free interest rate	.01% - 3.6%	.03% - 2.3%	2.9% - 4.0%
Expected dividends	2.85%	1.5%	1.6%
Expected volatility	35.3% - 47.2%	35.4% - 71.7%	30.1% - 46.7%
Weighted-average volatility	35.6%	36.0%	30.4%
Expected term (in years)	6.6 - 7.7	6.7 - 7.8	6.6 - 7.6

Stock option activity at October 31, 2010 and changes during 2010 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	19.8	$40.81
Granted	4.0	52.25
Exercised	(4.4)	32.33
Outstanding at end of year	19.4	45.12	6.36	$638.1
Exercisable at end of year	12.5	42.31	5.15	449.2

* Weighted-averages

The weighted-average grant-date fair values of options granted during 2010, 2009 and 2008 were $15.71, $13.06 and $27.90, respectively. The total intrinsic values of options exercised during 2010, 2009 and 2008 were $139 million, $12 million and $226 million, respectively. During 2010, 2009 and 2008, cash received from stock option exercises was $129 million, $16 million and $109 million with tax benefits of $51 million, $4 million and $84 million, respectively.

The company’s nonvested restricted shares at October 31, 2010 and changes during 2010 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Nonvested at beginning of year	.8	$51.72
Granted	.2	53.03
Vested	(.3)	45.86
Nonvested at end of year	.7	54.62

* Weighted-averages

During 2010, 2009 and 2008 the total share-based compensation expense was $71 million, $70 million and $71 million with recognized income tax benefits of $26 million, $26 million and $26 million, respectively. At October 31, 2010, there was $30 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total fair values of stock options and restricted shares vested during 2010, 2009 and 2008 were $71 million, $66 million and $74 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2010, the company had 114 million shares in treasury stock and 74 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) for Deere & Company and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2008
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(567)	$174	$(393)
Reclassification of actuarial losses and prior service cost to net income	142	(54)	88
Net unrealized loss	(425)	120	(305)
Cumulative translation adjustment	(401)	(5)	(406)
Unrealized loss on derivatives:
Hedging loss	(73)	24	(49)
Reclassification of realized loss to net income	24	(8)	16
Net unrealized loss	(49)	16	(33)
Unrealized loss on investments:
Holding loss	(38)	13	(25)
Reclassification of realized loss to net income	29	(10)	19
Net unrealized loss	(9)	3	(6)
Total other comprehensive income (loss)	$(884)	$134	$(750)

2009
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(4,198)	$1,587	$(2,611)
Reclassification of actuarial losses and prior service cost to net income	105	(31)	74
Net unrealized loss	(4,093)	1,556	(2,537)
Cumulative translation adjustment	326	1	327
Unrealized loss on derivatives:
Hedging loss	(90)	31	(59)
Reclassification of realized loss to net income	84	(29)	55
Net unrealized loss	(6)	2	(4)
Unrealized gain on investments:
Holding loss	(793)	278	(515)
Reclassification of realized loss to net income	805	(282)	523
Net unrealized gain	12	(4)	8
Total other comprehensive income (loss)	$(3,761)	$1,555	$(2,206)

(continued)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2010
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(213)	$77	$(136)
Reclassification of actuarial losses and prior service cost to net income	474	(180)	294
Net unrealized gain	261	(103)	158
Cumulative translation adjustment	49	(13)	36
Unrealized loss on derivatives:
Hedging loss	(56)	19	(37)
Reclassification of realized loss to net income	79	(27)	52
Net unrealized gain	23	(8)	15
Unrealized holding gain and net unrealized gain on investments	8	(3)	5
Total other comprehensive income (loss)	$341	$(127)	$214

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values in the financial statements at October 31 in millions of dollars follow:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$17,682	$17,759	$15,255	$15,434
Restricted financing receivables	$2,238	$2,257	$3,108	$3,146
Short-term secured borrowings*	$2,209	$2,229	$3,132	$3,162
Long-term borrowings due within one year:
Equipment Operations	$40	$42	$312	$323
Financial Services	3,214	3,267	3,349	3,389
Total	$3,254	$3,309	$3,661	$3,712
Long-term borrowings:
Equipment Operations	$3,329	$3,745	$3,073	$3,303
Financial Services	13,486	14,048	14,319	14,818
Total	$16,815	$17,793	$17,392	$18,121

* See Note 18.

Fair values of the long-term financing receivables were based on the discounted values of their related cash flows at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term secured borrowings were based on current market quotes for identical or similar borrowings and credit risk, or on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings included adjustments related to fair value hedges.

Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2010*	2009 *
Marketable securities
U.S. government debt securities	$63	$52
Municipal debt securities	28	24
Corporate debt securities	63	43
Residential mortgage-backed securities**	72	73
Other debt securities	2
Total marketable securities	228	192
Other assets
Derivatives:
Interest rate contracts	493	550
Foreign exchange contracts	24	17
Cross-currency interest rate contracts	3	173
Total assets***	$748	$932
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$38	$121
Foreign exchange contracts	23	32
Cross-currency interest rate contracts	48	1
Total liabilities	$109	$154

*                      All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $36 million and $32 million at October 31, 2010 and 2009, respectively.

**               Primarily issued by U.S. government sponsored enterprises.

***        Excluded from this table are the company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 and related losses in millions of dollars follow:

	Fair Value*		Losses
	2010	2009	2010	2009
Retail notes	$3	$3		$4
Operating loans	1	13	$3	14
Financial leases		1		1
Wholesale notes	17	6	2	2
Financing receivables	$21	$23	$5	$21
Trade receivables		$1
Goodwill	$34	$106	$27	$289
Property and equipment held for sale**	$918		$35

*                      Does not include cost to sell.

**               See Note 4.

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

The following is a description of the valuation methodologies the company uses to measure financial instruments and nonmonetary assets at fair value:

Marketable Securities – The portfolio of investments is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives – The company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing and Trade Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values). Inputs include interest rates and selection of realizable values.

Goodwill – The impairment of goodwill is based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the unit’s identifiable net assets. An estimate of the fair value of the reporting unit is determined through a combination of an income approach (discounted cash flows) and market values for similar businesses, which includes inputs such as interest rates and selections of similar businesses.

Property and Equipment Held for Sale – The impairment of long-lived assets held for sale is measured at the lower of the carrying amount, or fair value less cost to sell. Fair value is based on the probable sale price. The inputs include estimates of final sale price adjustments.

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

Certain of the company’s derivative agreements contain credit support provisions that require the company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at October 31, 2010 and 2009 was $16 million and $13 million, respectively. The company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post full collateral for this liability position.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $520 million and $740 million as of October 31, 2010 and 2009, respectively. The amount of collateral received at October 31, 2010 and 2009 to offset this potential maximum loss was $85 million and $81 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $58 million and $88 million as of October 31, 2010 and 2009, respectively. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2010 and 2009.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2010 and 2009 were $1,060 million and $2,492 million, respectively.

The notional amount of the cross-currency interest rate contracts was $849 million at October 31, 2010. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2010 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $11 million after-tax. These contracts mature in up to 39 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2010 and 2009 were $6,640 million and $6,912 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	2010	2009
Interest rate contracts*	$150	$250
Borrowings**	(149)	(251)

*                 Includes changes in fair values of interest rate contracts excluding net accrued interest income of $222 million and $203 million during 2010 and 2009, respectively.

**          Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $336 million and $366 million during 2010 and 2009, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2010 and 2009 were $2,702 million and $1,745 million, the foreign exchange contracts were $2,777 million and $2,156 million and the cross-currency interest rate contracts were $60 million and $839 million, respectively. At October 31, 2010 and 2009, there were also $1,055 million and $1,560 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2010	2009
Other Assets
Designated as hedging instruments:
Interest rate contracts	$457	$507
Not designated as hedging instruments:
Interest rate contracts	36	43
Foreign exchange contracts	24	17
Cross-currency interest rate contracts	3	173
Total not designated	63	233
Total derivatives	$520	$740

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$18	$77
Cross-currency interest rate contracts	47
Total designated	65	77
Not designated as hedging instruments:
Interest rate contracts	20	44
Foreign exchange contracts	23	32
Cross-currency interest rate contracts	1	1
Total not designated	44	77
Total derivatives	$109	$154

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2010	2009
Fair Value Hedges
Interest rate contracts – Interest expense	$372	$453

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)*	(14)	(90)
Foreign exchange contracts – OCI (pretax)*	(42)
Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense*	(68)	(84)
Foreign exchange contracts – Other expense*	(11)
Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts – Interest expense*	**	**
Foreign exchange contracts – Other expense*	**	**

(continued)

	2010	2009
Not Designated as Hedges
Interest rate contracts – Interest expense*	$25	$(5)
Foreign exchange contracts – Cost of sales	(19)	(64)
Foreign exchange contracts – Other expense*	(92)	(90)
Total	$(86)	$(159)

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amount is not material.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

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

The credit segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the credit segment provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts, offers crop risk mitigation products and held residual wind energy generation investments until December 2010 (see Note 30).

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

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2010, 2009 and 2008 were as follows: agriculture and turf net sales of $59 million, $32 million and $40 million, construction and forestry net sales of $7 million, $4 million and $8 million, and credit revenues of $219 million, $248 million and $257 million, respectively.

OPERATING SEGMENTS	2010	2009	2008
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$19,868	$18,122	$20,985
Construction and forestry net sales	3,705	2,634	4,818
Total net sales	23,573	20,756	25,803
Credit revenues	1,977	1,930	2,190
Other revenues*	455	426	445
Total	$26,005	$23,112	$28,438

*                      Other revenues are primarily the Equipment Operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit (loss)
Agriculture and turf	$2,790	$1,448	$2,461
Construction and forestry	119	(83)	466
Credit*	465	223	478
Other	34	19	15
Total operating profit	3,408	1,607	3,420
Interest income	42	46	87
Investment income			10
Interest expense	(184)	(163)	(184)
Foreign exchange gain (loss) from equipment operations’ financing activities	(30)	(40)	(13)
Corporate expenses – net	(200)	(117)	(155)
Income taxes	(1,162)	(460)	(1,111)
Total	(1,534)	(734)	(1,366)
Net income	1,874	873	2,054
Less: Net income attributable to noncontrolling interests	9		1
Net income attributable to Deere & Company	$1,865	$873	$2,053

*                 Operating profit of the credit business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agriculture and turf	$20	$28	$17
Construction and forestry	3	4	3
Credit	1,528	1,584	1,753
Corporate	42	46	87
Intercompany	(229)	(273)	(288)
Total	$1,364	$1,389	$1,572

*                      Does not include finance rental income for equipment on operating leases.

(continued)

OPERATING SEGMENTS	2010	2009	2008
Interest expense
Agriculture and turf	$165	$208	$198
Construction and forestry	21	19	34
Credit	670	925	1,009
Corporate	184	163	184
Intercompany	(229)	(273)	(288)
Total	$811	$1,042	$1,137

Depreciation* and amortization expense
Agriculture and turf	$470	$438	$403
Construction and forestry	79	78	81
Credit	366	357	347
Total	$915	$873	$831

* Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$13	$14	$17
Construction and forestry	(3)	(21)	22
Credit	1	1	1
Total	$11	$(6)	$40

Identifiable operating assets
Agriculture and turf	$7,593	$6,526	$7,041
Construction and forestry	2,353	2,132	2,356
Credit	27,239	25,698	24,866
Other	268	266	259
Corporate*	5,814	6,511	4,213
Total	$43,267	$41,133	$38,735

* Corporate assets are primarily the Equipment Operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$729	$702	$680
Construction and forestry	73	95	108
Credit		1	359
Total	$802	$798	$1,147

Investments in unconsolidated affiliates
Agriculture and turf	$66	$57	$48
Construction and forestry	172	149	171
Credit	7	7	5
Total	$245	$213	$224

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2010	2009	2008
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment Operations net sales (88%)*	$14,794	$13,022	$15,068
Financial Services revenues (82%)*	1,817	1,801	1,997
Total	16,611	14,823	17,065
Outside U.S. and Canada:
Equipment Operations net sales	8,779	7,734	10,735
Financial Services revenues	257	227	273
Total	9,036	7,961	11,008
Other revenues	358	328	365
Total	$26,005	$23,112	$28,438

* The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2010, 2009 and 2008.

Operating profit
U.S. and Canada:
Equipment Operations	$2,302	$1,129	$1,831
Financial Services	400	156	418
Total	2,702	1,285	2,249
Outside U.S. and Canada:
Equipment Operations	607	236	1,096
Financial Services	99	86	75
Total	706	322	1,171
Total	$3,408	$1,607	$3,420

Property and equipment
U.S.	$2,035	$2,907	$2,831
Germany	489	442	360
Other countries	1,267	1,183	937
Total	$3,791	$4,532	$4,128

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010 Market price
High	$59.95	$62.21	$66.68	$77.25
Low	$46.30	$48.96	$54.50	$62.34
2009 Market price
High	$45.99	$42.88	$47.05	$48.38
Low	$28.77	$24.83	$35.31	$41.13

At October 31, 2010, there were 27,458 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010*
Net sales and revenues	$4,835	$7,131	$6,837	$7,202
Net sales	4,237	6,548	6,224	6,564
Gross profit	1,032	1,783	1,704	1,655
Income before income taxes	364	989	922	750
Net income attributable to Deere & Company	243	548	617	457
Per share data:
Basic	.57	1.29	1.45	1.08
Diluted	.57	1.28	1.44	1.07
Dividends declared	.28	.28	.30	.30
Dividends paid	.28	.28	.28	.30
2009*
Net sales and revenues	$5,146	$6,748	$5,884	$5,334
Net sales	4,560	6,187	5,283	4,726
Gross profit	1,018	1,430	1,225	828
Income (loss) before income taxes	274	612	509	(56)
Net income (loss) attributable to Deere & Company	204	472	420	(223)
Per share data:
Basic	.48	1.12	.99	(.53)
Diluted	.48	1.11	.99	(.53)
Dividends declared	.28	.28	.28	.28
Dividends paid	.28	.56	**	.28

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*                 See Note 5 for “Special Items” and Note 4 for “Assets Held For Sale.”

**          Due to the dividend payment dates, two quarterly dividends of $.28 per share were included in the second quarter of 2009.

30. SUBSEQUENT EVENTS

A quarterly dividend of $.35 per share was declared at the Board of Directors meeting on December 1, 2010, payable on February 1, 2011 to stockholders of record on December 31, 2010. The new quarterly rate represents an increase of 5 cents per share over the previous level, or approximately 17 percent.

On December 10, 2010, the company announced it has closed on the sale of John Deere Renewables, LLC, its wind energy business. At October 31, 2010, these assets were classified as held for sale in the consolidated financial statements (see Note 4). The sale price was approximately $900 million.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2010, 2009 and 2008

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2010	2009	2008	2010	2009	2008
Net Sales and Revenues
Net sales	$23,573.2	$20,756.1	$25,803.5
Finance and interest income	64.8	77.7	106.7	$1,975.1	$2,037.3	$2,249.7
Other income	386.2	337.1	366.9	322.5	246.0	282.3
Total	24,024.2	21,170.9	26,277.1	2,297.6	2,283.3	2,532.0

Costs and Expenses
Cost of sales	17,400.3	16,256.9	19,576.2
Research and development expenses	1,052.4	977.0	943.1
Selling, administrative and general expenses	2,496.0	2,262.4	2,517.0	482.9	528.3	451.9
Interest expense	184.1	162.6	183.9	670.1	924.8	1,008.8
Interest compensation to Financial Services	186.3	227.9	232.4
Other operating expenses	177.9	186.5	191.7	646.7	588.7	579.4
Total	21,497.0	20,073.3	23,644.3	1,799.7	2,041.8	2,040.1

Income of Consolidated Group before Income Taxes	2,527.2	1,097.6	2,632.8	497.9	241.5	491.9
Provision for income taxes	1,035.2	420.3	955.6	126.4	39.7	155.6
Income of Consolidated Group	1,492.0	677.3	1,677.2	371.5	201.8	336.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Credit	350.4	189.7	327.5	.9	.5	1.0
Other	32.0	6.1	49.1
Total	382.4	195.8	376.6	.9	.5	1.0
Net Income	1,874.4	873.1	2,053.8	372.4	202.3	337.3
Less: Net income (loss) attributable to noncontrolling interests	9.4	(.4)	1.0	(.1)	(.2)	(.1)
Net Income Attributable to Deere & Company	$1,865.0	$873.5	$2,052.8	$372.5	$202.5	$337.4

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2010 and 2009

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2010	2009	2010	2009
ASSETS
Cash and cash equivalents	$3,348.3	$3,689.8	$442.3	$961.9
Marketable securities			227.9	192.0
Receivables from unconsolidated subsidiaries and affiliates	1,712.6	461.4	1.6
Trade accounts and notes receivable - net	999.8	775.4	2,979.7	2,345.5
Financing receivables - net	9.4	5.4	17,672.8	15,249.3
Restricted financing receivables - net			2,238.3	3,108.4
Other receivables	889.5	734.4	49.4	130.8
Equipment on operating leases - net			1,936.2	1,733.3
Inventories	3,063.0	2,397.3
Property and equipment - net	3,722.4	3,457.2	68.3	1,075.1
Investments in unconsolidated subsidiaries and affiliates	3,420.2	3,164.6	7.0	6.5
Goodwill	998.6	1,036.5
Other intangible assets - net	113.0	136.3	4.0
Retirement benefits	145.8	93.2	31.4	10.2
Deferred income taxes	2,737.1	2,932.9	103.2	91.7
Other assets	381.2	399.6	812.9	1,059.3
Assets held for sale			931.4
Total Assets	$21,540.9	$19,284.0	$27,506.4	$25,964.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$85.0	$489.7	$7,449.5	$6,669.2
Payables to unconsolidated subsidiaries and affiliates	205.2	54.9	1,673.7	422.9
Accounts payable and accrued expenses	5,757.1	4,614.0	1,253.3	1,262.8
Deferred income taxes	92.0	93.7	415.5	293.4
Long-term borrowings	3,328.6	3,072.5	13,485.9	14,319.2
Retirement benefits and other liabilities	5,771.6	6,138.3	43.8	36.3
Total liabilities	15,239.5	14,463.1	24,321.7	23,003.8
Commitments and contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2010 and 2009), at paid-in amount	3,106.3	2,996.2	1,722.5	1,679.1
Common stock in treasury, 114,250,815 shares in 2010 and 113,188,823 shares in 2009, at cost	(5,789.5)	(5,564.7)
Retained earnings	12,353.1	10,980.5	1,335.2	1,179.9
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(3,797.0)	(3,955.0)
Cumulative translation adjustment	436.0	400.2	143.6	137.8
Unrealized loss on derivatives	(29.2)	(44.1)	(29.2)	(44.1)
Unrealized gain on investments	10.6	5.6	10.6	5.6
Accumulated other comprehensive income (loss)	(3,379.6)	(3,593.3)	125.0	99.3
Total Deere & Company stockholders’ equity	6,290.3	4,818.7	3,182.7	2,958.3
Noncontrolling interests	11.1	2.2	2.0	1.9
Total stockholders’ equity	6,301.4	4,820.9	3,184.7	2,960.2
Total Liabilities and Stockholders’ Equity	$21,540.9	$19,284.0	$27,506.4	$25,964.0

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2010, 2009 and 2008

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2010	2009	2008	2010	2009	2008
Cash Flows from Operating Activities
Net income	$1,874.4	$873.1	$2,053.8	$372.4	$202.3	$337.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	6.3	35.3	10.6	100.1	196.5	84.7
Provision for depreciation and amortization	548.7	516.2	483.9	424.6	409.0	414.3
Goodwill impairment charges	27.2	289.2
Undistributed earnings of unconsolidated subsidiaries and affiliates	(156.7)	(195.1)	210.3	(.9)	(.5)	(1.1)
Provision for deferred income taxes	74.8	83.2	51.8	100.2	88.4	37.9
Changes in assets and liabilities:
Receivables	(333.0)	325.9	(47.6)	(5.6)	1.2	1.4
Inventories	(647.7)	773.0	(888.9)
Accounts payable and accrued expenses	1,062.9	(1,127.2)	540.9	5.7	18.1	155.8
Accrued income taxes payable/receivable	6.5	(247.0)	72.4	15.6	12.9	20.4
Retirement benefits	(140.1)	(25.7)	(139.8)	(14.0)	(2.1)	6.7
Other	221.6	123.7	17.7	276.1	(29.2)	(117.6)
Net cash provided by operating activities	2,544.9	1,424.6	2,365.1	1,274.2	896.6	939.8
Cash Flows from Investing Activities
Collections of receivables				35,733.5	33,791.5	35,284.9
Proceeds from sales of financing receivables				18.3	34.0	88.8
Proceeds from maturities and sales of marketable securities		803.4	1,685.9	38.4	21.7	52.6
Proceeds from sales of equipment on operating leases				621.9	477.3	465.7
Government grants related to property and equipment				92.3
Proceeds from sales of businesses, net of cash sold	34.9		42.0
Cost of receivables acquired				(37,966.2)	(33,698.9)	(36,357.0)
Purchases of marketable securities		(7.6)	(1,059.0)	(63.4)	(22.0)	(82.4)
Purchases of property and equipment	(735.5)	(788.0)	(772.9)	(26.2)	(118.7)	(339.4)
Cost of equipment on operating leases acquired				(1,098.4)	(834.4)	(910.2)
Increase in investment in Financial Services	(43.8)	(60.0)	(494.7)
Acquisitions of businesses, net of cash acquired	(37.2)	(49.8)	(252.3)	(8.3)
Other	(32.9)	(20.7)	(28.5)		18.8	(34.9)
Net cash used for investing activities	(814.5)	(122.7)	(879.5)	(2,658.1)	(330.7)	(1,831.9)
Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	(127.9)	(52.2)	77.5	883.9	(1,332.6)	(490.5)
Change in intercompany receivables/payables	(1,229.9)	550.9	(568.8)	1,229.9	(550.9)	568.8
Proceeds from long-term borrowings	305.0	1,384.8		2,316.0	4,898.0	6,320.2
Payments of long-term borrowings	(311.5)	(75.6)	(20.1)	(3,364.2)	(3,754.7)	(4,565.3)
Proceeds from issuance of common stock	129.1	16.5	108.9
Repurchases of common stock	(358.8)	(3.2)	(1,677.6)
Capital investment from Equipment Operations				43.8	60.0	494.7
Dividends paid	(483.5)	(473.4)	(448.1)	(217.2)		(565.3)
Excess tax benefits from share-based compensation	43.5	4.6	72.5
Other	(20.7)	(25.8)	.1	(20.6)	(116.1)	(26.2)
Net cash provided by (used for) financing activities	(2,054.7)	1,326.6	(2,455.6)	871.6	(796.3)	1,736.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.2)	26.7	(15.0)	(7.3)	15.5	73.4
Net Increase (Decrease) in Cash and Cash Equivalents	(341.5)	2,655.2	(985.0)	(519.6)	(214.9)	917.7
Cash and Cash Equivalents at Beginning of Year	3,689.8	1,034.6	2,019.6	961.9	1,176.8	259.1
Cash and Cash Equivalents at End of Year	$3,348.3	$3,689.8	$1,034.6	$442.3	$961.9	$1,176.8

*	Deere & Company with Financial Services on the equity basis.

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2010	2009	2008	2007		2006	2005		2004	2003	2002	2001
Net sales and revenues	$26,005	$23,112	$28,438	$24,082		$22,148	$21,191		$19,204	$14,856	$13,296	$12,694
Net sales	23,573	20,756	25,803	21,489		19,884	19,401		17,673	13,349	11,703	11,077
Finance and interest income	1,825	1,842	2,068	2,055		1,777	1,440		1,196	1,276	1,339	1,445
Research and development expenses	1,052	977	943	817		726	677		612	577	528	590
Selling, administrative and general expenses	2,969	2,781	2,960	2,621		2,324	2,086		1,984	1,623	1,546	1,609
Interest expense	811	1,042	1,137	1,151		1,018	761		592	629	637	766
Income (loss) from continuing operations attributable to Deere & Company	1,865	873	2,053	1,822		1,453	1,414		1,398	620	296	(83)
Net income (loss) attributable to Deere & Company	1,865	873	2,053	1,822		1,694	1,447		1,406	643	319	(64)
Return on net sales	7.9%	4.2%	8.0%	8.5%		8.5%	7.5%		8.0%	4.8%	2.7%	(.6)%
Return on beginning Deere & Company stockholders’ equity	38.7%	13.4%	28.7%	24.3%		24.7%	22.6%		35.1%	20.3%	8.0%	(1.5)%

Income (loss) per share from continuing operations – basic*	$4.40	$2.07	$4.76	$4.05		$3.11	$2.90		$2.82	$1.29	$.62	$(.18)
– diluted*	4.35	2.06	4.70	4.00		3.08	2.87		2.76	1.27	.61	(.18)
Net income (loss) per share – basic*	4.40	2.07	4.76	4.05		3.63	2.97		2.84	1.34	.67	(.14)
– diluted*	4.35	2.06	4.70	4.00		3.59	2.94		2.78	1.32	.66	(.14)
Dividends declared per share	1.16	1.12	1.06	.91		.78	.60	1/2	.53	.44	.44	.44
Dividends paid per share	1.14	1.12	1.03	.85	1/2	.74	.59		.50	.44	.44	.44
Average number of common shares outstanding (in millions) – basic	424.0	422.8	431.1	449.3		466.8	486.6		494.5	480.4	476.4	470.0
– diluted	428.6	424.4	436.3	455.0		471.6	492.9		506.2	486.7	481.8	473.5

Total assets	$43,267	$41,133	$38,735	$38,576		$34,720	$33,637		$28,754	$26,258	$23,768	$22,663
Trade accounts and notes receivable – net	3,464	2,617	3,235	3,055		3,038	3,118		3,207	2,619	2,734	2,923
Financing receivables – net	17,682	15,255	16,017	15,631		14,004	12,869		11,233	9,974	9,068	9,199
Restricted financing receivables – net	2,238	3,108	1,645	2,289		2,371	1,458
Equipment on operating leases – net	1,936	1,733	1,639	1,705		1,494	1,336		1,297	1,382	1,609	1,939
Inventories	3,063	2,397	3,042	2,337		1,957	2,135		1,999	1,366	1,372	1,506
Property and equipment – net	3,791	4,532	4,128	3,534		2,764	2,343		2,138	2,064	1,985	2,037
Short-term borrowings:
Equipment Operations	85	490	218	130		282	678		312	577	398	773
Financial Services	7,450	6,669	8,303	9,839		7,839	6,206		3,146	3,770	4,039	5,425
Total	7,535	7,159	8,521	9,969		8,121	6,884		3,458	4,347	4,437	6,198
Long-term borrowings:
Equipment Operations	3,329	3,073	1,992	1,973		1,969	2,423		2,728	2,727	2,989	2,210
Financial Services	13,486	14,319	11,907	9,825		9,615	9,316		8,362	7,677	5,961	4,351
Total	16,815	17,392	13,899	11,798		11,584	11,739		11,090	10,404	8,950	6,561
Total Deere & Company stockholders’ equity	6,290	4,819	6,533	7,156		7,491	6,852		6,393	4,002	3,163	3,992

Book value per share*	$14.90	$11.39	$15.47	$16.28		$16.48	$14.46		$12.95	$8.22	$6.62	$8.41
Capital expenditures	$795	$767	$1,117	$1,025		$774	$512		$364	$313	$358	$495
Number of employees (at year end)	55,650	51,262	56,653	52,022		46,549	47,423		46,465	43,221	43,051	45,069

* Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related statements of consolidated income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2). We also have audited the Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

	By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date: December 17, 2010

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

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Principal Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall. C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ James M. Field	Senior Vice President,	)
James M. Field	Principal Financial Officer and	)	December 17, 2010
	Principal Accounting Officer	)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)

)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
)
/s/ Thomas H. Patrick	Director	)	December 17, 2010
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ David B. Speer	Director	)
David B. Speer		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2010, 2009 and 2008

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2010
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$72,729	$6,299	Bad debt recoveries	$22,797	Trade receivable write-offs	$35,473	$67,159
			Other (primarily translation)	807

Financial Services
Trade receivable allowances	4,848	(126)	Other (primarily translation)	260	Trade receivable write-offs	472	4,510
Financing receivable allowances	238,910	100,243	Other (primarily translation)	1,602	Financing receivable write-offs	115,945	224,810
Consolidated receivable allowances	$316,487	$106,416		$25,466		$151,890	$296,479

YEAR ENDED OCTOBER 31, 2009
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$50,527	$35,251	Bad debt recoveries	$20,043	Trade receivable write-offs	$37,919	$72,729
			Other (primarily translation)	4,827

Financial Services
Trade receivable allowances	5,746	1,699	Other (primarily translation)	558	Trade receivable write-offs	3,155	4,848
Financing receivable allowances	169,637	195,053	Other (primarily translation)	14,523	Financing receivable write-offs	140,303	238,910
Consolidated receivable allowances	$225,910	$232,003		$39,951		$181,377	$316,487

YEAR ENDED OCTOBER 31, 2008
Allowance for doubtful receivables:
Equipment Operations
Trade receivable allowances	$58,280	$10,475	Bad debt recoveries	$987	Trade receivable write-offs	$15,370	$50,527
					Other (primarily translation)	3,845

Financial Services
Trade receivable allowances	6,067	226	Other	81	Trade receivable write-offs	628	5,746
Financing receivable allowances	171,997	82,891			Financing receivable write-offs	70,586	169,637
					Other (primarily translation)	14,665
Consolidated receivable allowances	$236,344	$93,592		$1,068		$105,094	$225,910

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

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

10.1

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.2

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.3

Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.4

Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.4 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.5

Agreement dated November 1, 2003 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation (Exhibit 10.5 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.6	Deere & Company Voluntary Deferred Compensation Plan, (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.7	John Deere Short-Term Incentive Bonus Plan (Appendix C to Proxy Statement of registrant filed January 13, 2010, Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Mid-Term Incentive Plan (Exhibit 10.8 to Form 10-K of registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

10. 09	John Deere Omnibus Equity and Incentive Plan (Exhibit 10 to Form 8-K of registrant dated February 22, 2006, Securities and Exchange Commission File Number 1-4121*)

10.10	Form of Terms and Conditions for John Deere Nonqualified Stock Option Grant

10.11	Form of John Deere Restricted Stock Unit Grant for Employees

10.12	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.13	Form of John Deere Performance Stock Unit Grant

10.14	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004, Securities and Exchange Commission File Number 1-4121*)

10.15

John Deere Defined Contribution Restoration Plan as amended December 2007 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.16

John Deere Supplemental Pension Benefit Plan, as amended December 2007 (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.17

John Deere Senior Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.5 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.18

John Deere ERISA Supplementary Pension Benefit Plan as amended December 2007 (Exhibit 10.4 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.19	Nonemployee Director Stock Ownership Plan (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.20

Deere & Company Nonemployee Director Deferred Compensation Plan, as amended February 25, 2009 (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2009, Securities and Exchange Commission File Number 1-4121*)

10.21	Change in Control Severance Program, effective August 26, 2009 (Exhibit 10 to Form 8-K of registrant dated August 26, 2009, Securities and Exchange Commission File Number 1-4121*)

10.22	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.25

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.27

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A.

Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.30

Five-Year Credit Agreement among registrant, John Deere Capital Corporation, various financial institutions, JPMorgan Chase Bank N.A. as administrative agent, Citibank N.A. and Credit Suisse as documentation agents, Merrill Lynch Bank USA as co-documentation agent, and Bank of America, N.A. and Deutsche Bank AG, New York Branch as syndication agents, et al., dated as of February 28, 2007 (Exhibit 4.1 to form 10-Q of registrant for the quarter ended April 30, 2007, Securities and Exchange Commission File Number 1-4121*)

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