Form 10-Q
period 2011-01-31
DEERE & CO
filed 2011-02-25
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

At January 31, 2011, 421,041,065 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:   Page 43

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Three Months Ended January 31, 2011 and 2010

(In millions of dollars and shares except per share amounts) Unaudited
	2011	2010
Net Sales and Revenues
Net sales	$5,513.8	$4,237.3
Finance and interest income	460.1	467.2
Other income	145.3	130.3
Total	6,119.2	4,834.8

Costs and Expenses
Cost of sales	4,094.1	3,205.5
Research and development expenses	268.9	235.7
Selling, administrative and general expenses	665.0	642.1
Interest expense	202.5	218.5
Other operating expenses	142.7	168.7
Total	5,373.2	4,470.5

Income of Consolidated Group before Income Taxes	746.0	364.3
Provision for income taxes	232.2	109.9
Income of Consolidated Group	513.8	254.4
Equity in income (loss) of unconsolidated affiliates	.5	(8.8)
Net Income	514.3	245.6
Less: Net income attributable to noncontrolling interests	.6	2.4
Net Income Attributable to Deere & Company	$513.7	$243.2

Per Share Data
Basic	$1.22	$.57
Diluted	$1.20	$.57

Average Shares Outstanding
Basic	421.8	423.6
Diluted	427.5	427.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 31	October 31	January 31
	2011	2010	2010
Assets
Cash and cash equivalents	$3,438.0	$3,790.6	$5,043.3
Marketable securities	234.2	227.9	206.4
Receivables from unconsolidated affiliates	43.8	38.8	38.4
Trade accounts and notes receivable - net	3,237.1	3,464.2	3,120.5
Financing receivables - net	18,164.1	17,682.2	14,686.7
Restricted financing receivables - net	1,768.2	2,238.3	2,603.9
Other receivables	885.1	925.6	774.5
Equipment on operating leases - net	1,845.4	1,936.2	1,613.1
Inventories	4,178.4	3,063.0	2,752.5
Property and equipment - net	3,781.5	3,790.7	4,424.8
Investments in unconsolidated affiliates	215.3	244.5	220.4
Goodwill	997.3	998.6	1,010.1
Other intangible assets - net	133.1	117.0	130.6
Retirement benefits	176.9	146.7	124.0
Deferred income taxes	2,664.5	2,477.1	2,750.2
Other assets	1,132.9	1,194.0	1,281.3
Assets held for sale		931.4
Total Assets	$42,895.8	$43,266.8	$40,780.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,458.1	$7,534.5	$7,679.4
Payables to unconsolidated affiliates	276.9	203.5	77.4
Accounts payable and accrued expenses	5,910.5	6,481.7	4,777.3
Deferred income taxes	149.8	144.3	155.4
Long-term borrowings	16,705.9	16,814.5	17,090.6
Retirement benefits and other liabilities	5,807.9	5,784.9	6,014.6
Total liabilities	36,309.1	36,963.4	35,794.7

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2011 – 536,431,204)	3,154.6	3,106.3	3,040.1
Common stock in treasury	(6,003.2)	(5,789.5)	(5,540.8)
Retained earnings	12,719.2	12,353.1	11,105.0
Accumulated other comprehensive income (loss)	(3,292.0)	(3,379.6)	(3,624.7)
Total Deere & Company stockholders’ equity	6,578.6	6,290.3	4,979.6
Noncontrolling interests	8.1	13.1	6.4
Total stockholders’ equity	6,586.7	6,303.4	4,986.0
Total Liabilities and Stockholders’ Equity	$42,895.8	$43,266.8	$40,780.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2011 and 2010
(In millions of dollars) Unaudited

	2011	2010

Cash Flows from Operating Activities
Net income	$514.3	$245.6
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	7.9	25.9
Provision for depreciation and amortization	219.0	241.4
Share-based compensation expense	15.0	40.1
Undistributed earnings of unconsolidated affiliates	8.6	8.7
Provision (credit) for deferred income taxes	(185.1)	39.3
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(110.0)	(205.6)
Inventories	(1,096.1)	(348.2)
Accounts payable and accrued expenses	(447.3)	(416.9)
Accrued income taxes payable/receivable	130.5	4.8
Retirement benefits	94.2	(48.7)
Other	(51.3)	95.3
Net cash used for operating activities	(900.3)	(318.3)

Cash Flows from Investing Activities
Collections of receivables	3,761.7	3,211.8
Proceeds from maturities and sales of marketable securities	9.4	3.5
Proceeds from sales of equipment on operating leases	196.5	158.9
Proceeds from sales of businesses, net of cash sold	891.6	5.7
Cost of receivables acquired	(3,390.2)	(2,697.7)
Purchases of marketable securities	(20.7)	(18.5)
Purchases of property and equipment	(214.9)	(162.7)
Cost of equipment on operating leases acquired	(92.4)	(54.5)
Acquisitions of businesses, net of cash acquired	(46.6)	(18.7)
Other	(111.6)	(55.3)
Net cash provided by investing activities	982.8	372.5

Cash Flows from Financing Activities
Increase in short-term borrowings	19.5	571.6
Proceeds from long-term borrowings	328.4	335.1
Payments of long-term borrowings	(453.5)	(461.6)
Proceeds from issuance of common stock	88.9	24.5
Repurchases of common stock	(302.2)	(3.8)
Dividends paid	(127.2)	(118.5)
Excess tax benefits from share-based compensation	32.6	6.8
Other	(11.5)	(8.3)
Net cash provided by (used for) financing activities	(425.0)	345.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10.1)	(8.4)

Net Increase (Decrease) in Cash and Cash Equivalents	(352.6)	391.6
Cash and Cash Equivalents at Beginning of Period	3,790.6	4,651.7
Cash and Cash Equivalents at End of Period	$3,438.0	$5,043.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2010 and 2011

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	245.6	$243.2			243.2		2.4
Other comprehensive income (loss)
Retirement benefits adjustment	71.8	71.8				71.8
Cumulative translation adjustment	(109.9)	(109.8)				(109.8)	(.1)
Unrealized gain on derivatives	6.3	6.3				6.3
Unrealized gain on investments	.3	.3				.3
Comprehensive income	214.1	$211.8					2.3
Repurchases of common stock	(3.8)			(3.8)
Treasury shares reissued	27.7			27.7
Dividends declared	(118.7)				(118.7)
Stock options and other	43.9		43.9
Balance January 31, 2010	$4,986.0		$3,040.1	$(5,540.8)	$11,105.0	$(3,624.7)	$6.4

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	514.3	$513.7			513.7		.6
Other comprehensive income (loss)
Retirement benefits adjustment	66.2	66.2				66.2
Cumulative translation adjustment	20.4	20.4				20.4
Unrealized gain on derivatives	5.1	5.1				5.1
Unrealized loss on investments	(4.1)	(4.1)				(4.1)
Comprehensive income	601.9	$601.3					.6
Repurchases of common stock	(302.2)			(302.2)
Treasury shares reissued	88.5			88.5
Dividends declared	(151.2)				(147.7)		(3.5)
Stock options and other	46.3		48.3		.1		(2.1)
Balance January 31, 2011	$6,586.7		$3,154.6	$(6,003.2)	$12,719.2	$(3,292.0)	$8.1

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

Financial Services - Includes the Company’s financial services segment, which consists of the previous credit segment and the “Other” segment that was combined at the beginning of the first quarter of 2011.  The “Other” segment consisted of an insurance business that did not meet the materiality threshold of reporting.  It was previously included as a separate segment in “Financial Services” (see Note 9).

Consolidated - Represents the consolidation of the equipment operations and financial services operations.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

Variable Interest Entities

The Company is the primary beneficiary of and consolidates a supplier that is a variable interest entity (VIE).  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE based on a cost sharing supply contract.  No additional support beyond what was previously contractually required has been provided during any periods presented.  The VIE produces blended fertilizer and other lawn care products for the agriculture and turf segment.

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	January 31 2011	October 31 2010	January 31 2010
Intercompany receivables	$9	$10	$9
Inventory	58	32	63
Property and equipment	4	4	5
Other assets	3	11	6
Total assets	$74	$57	$83

Short-term borrowings	$9		$15
Accounts payable and accrued expenses	65	$55	72
Total liabilities	$74	$55	$87

The VIE is financed through its own accounts payable and short-term borrowings.  The assets of the VIE can only be used to settle the obligations of the VIE.  The creditors of the VIE do not have recourse to the general credit of the Company.

The Company previously consolidated certain wind energy entities that were VIEs, which invested in wind farms that own and operate turbines to generate electrical energy.  In December 2010, the Company sold John Deere Renewables, LLC, which included these VIEs and other wind energy entities.  No additional support to these VIEs beyond what was previously contractually required was provided during any periods presented.

The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

	October 31 2010	January 31 2010
Receivables		$31
Property and equipment		139
Other assets		1
Assets held for sale *	$133
Total assets	$133	$171

Intercompany borrowings	$50	$53
Accounts payable and accrued expenses	5	8
Total liabilities	$55	$61

* See Note 19.

The VIEs were financed primarily through intercompany borrowings and equity.  The VIE’s assets were pledged as security interests for the intercompany borrowings.  The remaining creditors of the VIEs did not have recourse to the general credit of the Company.

See Note 11 for VIEs related to securitization of financing receivables.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $51 million and $45 million in the first three months of 2011 and 2010, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $34 million and $25 million at January 31, 2011 and 2010, respectively.

(3)  New accounting standards adopted in the first three months of 2011 were as follows:

In the first quarter of 2011, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-16, Accounting for Transfers of Financial Assets, which amends ASC 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140).  This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2011, the Company adopted FASB ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends Accounting Standards Codification (ASC) 810, Consolidation (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)).  This ASU requires a qualitative analysis to determine the primary beneficiary of a VIE.  The analysis identifies the primary beneficiary as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.  The ASU also requires additional disclosures about an enterprise’s involvement in a VIE.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2011, the Company adopted FASB ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables.  This ASU requires disclosures related to financing receivables and the allowance for credit losses by portfolio segment.  The ASU also requires disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable.  A portfolio segment is the level at which a creditor develops a systematic methodology for determining its credit allowance.  A receivable class is a subdivision of a portfolio segment with similar measurement attributes, risk characteristics and common methods to monitor and assess credit risk.  Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standard to be adopted is as follows:

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements.  The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2012.  The adoption in 2010 did not have a material effect and the future adoption will not have a material effect on the Company’s consolidated financial statements.

(4)       Comprehensive income, which includes all changes in the total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2011	2010
Net income	$514.3	$245.6
Other comprehensive income, net of tax:
Retirement benefits adjustment	66.2	71.8
Cumulative translation adjustment	20.4	(109.9)
Unrealized gain on derivatives	5.1	6.3
Unrealized gain (loss) on investments	(4.1)	.3
Comprehensive income	$601.9	$214.1

For the first quarter of 2011 and 2010, the table above includes noncontrolling interests’ comprehensive income of $.6 million and $2.3 million, which consists of net income of $.6 million and $2.4 million and cumulative translation adjustments of none and $(.1) million, respectively.

(5)       Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2011	2010
Dividends declared	$.35	$.28
Dividends paid	$.30	$.28

(6)       A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended January 31
	2011	2010
Net income attributable to Deere & Company	$513.7	$243.2
Less income allocable to participating securities	.1	.1
Income allocable to common stock	$513.6	$243.1
Average shares outstanding	421.8	423.6
Basic per share	$1.22	$.57

Average shares outstanding	421.8	423.6
Effect of dilutive share-based compensation	5.7	3.9
Total potential shares outstanding	427.5	427.5
Diluted per share	$1.20	$.57

During the first quarter of 2011 and 2010, 4.0 million shares and 1.9 million shares, respectively, related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)       The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for employees in the U.S. and Canada.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2011	2010
Service cost	$49	$44
Interest cost	124	131
Expected return on plan assets	(199)	(190)
Amortization of actuarial loss	38	29
Amortization of prior service cost	10	10
Settlements/curtailments		1
Net cost	$22	$25

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2011	2010
Service cost	$11	$12
Interest cost	81	85
Expected return on plan assets	(28)	(30)
Amortization of actuarial loss	67	84
Amortization of prior service credit	(4)	(4)
Net cost	$127	$147

During the first quarter of 2011, the Company contributed approximately $18 million to its pension plans and $13 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $61 million to its pension plans and $20 million to its other postretirement benefit plans during the remainder of fiscal year 2011.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)       The Company’s unrecognized tax benefits at January 31, 2011 were $227 million, compared to $218 million at October 31, 2010.  The January 31, 2011 liability consisted of approximately $79 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes to the unrecognized tax benefits for the first three months of 2011 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

(9)         Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2011	2010	Change
Net sales and revenues:
Agriculture and turf	$4,371	$3,607	+21
Construction and forestry	1,143	630	+81
Total net sales	5,514	4,237	+30
Financial services *	507	506
Other revenues	98	92	+7
Total net sales and revenues	$6,119	$4,835	+27

Operating profit (loss): **
Agriculture and turf	$558	$352	+59
Construction and forestry	88	(37)
Financial services *	172	101	+70
Total operating profit	818	416	+97
Other reconciling items ***	(304)	(173)	+76
Net income attributable to Deere & Company	$514	$243	+112

Identifiable assets:
Agriculture and turf	$8,378	$6,714	+25
Construction and forestry	2,515	2,084	+21
Financial services *	26,626	25,967	+3
Corporate	5,377	6,016	-11
Total assets	$42,896	$40,781	+5

Intersegment sales and revenues:
Agriculture and turf net sales	$19	$13	+46
Construction and forestry net sales	3	1	+200
Financial services *	48	53	-9

Equipment operations outside the U.S. and Canada:
Net sales	$2,093	$1,711	+22
Operating profit	214	118	+81

*                                         At the beginning of the first quarter of 2011, the Company combined the reporting of the credit segment and the “Other” segment into the financial services segment.  The “Other” segment consisted of an insurance business related to extended warranty policies that did not meet the materiality threshold of reporting.  The revenues, intersegment revenues, operating profit and identifiable assets for previous periods were revised as shown above or as follows:

	Second Quarter	Third Quarter	Years
	2010	2010	2010	2009
Financial Services
Revenues	$ 499	$ 528	$ 2,073	$ 2,029
Intersegment revenues	58	62	224	255
Operating profit	110	148	499	242
Identifiable assets	26,223	26,707	27,507	25,964

**                                  Operating profit (loss) is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses and income taxes.  Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

***                           Other reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, income taxes and net income attributable to noncontrolling interests.

(10)   Past due balances of financing receivables represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.  Non-performing financing receivables represent loans for which the Company has ceased accruing finance income.  These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer’s withholding account, has been written off to the allowance for credit losses.  Finance income for non-performing receivables is recognized on a cash basis.  Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	January 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$97	$46	$35	$178
Construction and forestry	49	30	27	106
Other:
Agriculture and turf	30	13	16	59
Construction and forestry	14	6	6	26
Total	$190	$95	$84	$369

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$178	$160	$12,767	$13,105
Construction and forestry	106	26	1,181	1,313
Recreational products			5	5
Other:
Agriculture and turf	59	18	4,762	4,839
Construction and forestry	26	12	849	887
Total	$369	$216	$19,564	$20,149
Less allowance for doubtful receivables				217
Total financing receivables - net				$19,932

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	January 31, 2011
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Balance, beginning of period	$144	$44	$37	$225
Provision	4	3	1	8
Write-offs	(17)	(10)	(2)	(29)
Recoveries	3	8		11
Other changes *	2			2
Balance, end of period	$136	$45	$36	$217
Balance individually evaluated	$2	$1	$4	$7
Balance collectively evaluated	$134	$44	$32	$210

Financing receivables:
Balance	$14,424	$1,867	$3,858	$20,149
Balance individually evaluated	$15	$2	$14	$31
Balance collectively evaluated	$14,409	$1,865	$3,844	$20,118

*                Primarily translation adjustments.

Financing receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms.

An analysis of the impaired financing receivables in millions of dollars follows:

	January 31, 2011
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$2	$2	$2	$4
Revolving charge accounts	1	1	1
Operating loans	4	4	3	5
Wholesale notes	1	1		10
Financing leases	1	1	1	1
Total	9	9	7	20

Receivables without a specific allowance:
Retail notes	9	9		9
Total	$18	$18	$7	$29
Agriculture and turf	$12	$12	$6	$13
Construction and forestry	$6	$6	$1	$16

* Finance income recognized was not material.

(11)   Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs), or a non-VIE banking operation, as part of its asset-backed securities programs (securitizations).  The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing.  SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated.  Use of the assets held by the SPEs or the non-VIE is restricted by terms of the documents governing the securitization transactions.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors.  The resulting secured borrowings are included in short-term borrowings on the balance sheet.  The securitized retail notes are recorded as “Restricted financing receivables – net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the restricted financing receivables less an allowance for credit losses, and other assets primarily representing restricted cash.  For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.  No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,133 million, $1,739 million and $1,842 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.  The liabilities (short-term borrowings and accrued interest) of these SPEs totaled $1,073 million, $1,654 million and $1,827 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes, allowance for credit losses and other assets) of $177 million and liabilities (short-term borrowings and accrued interest) of $173 million at January 31, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $531 million, $589 million and $867 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $520 million, $557 million and $848 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2011
Carrying value of liabilities	$520
Maximum exposure to loss	531

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $22 billion at January 31, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2011	October 31 2010	January 31 2010
Restricted financing receivables (retail notes)	$1,788	$2,265	$2,630
Allowance for credit losses	(20)	(27)	(26)
Other assets	73	90	105
Total restricted securitized assets	$1,841	$2,328	$2,709

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2011	October 31 2010	January 31 2010
Short-term borrowings	$1,765	$2,209	$2,673
Accrued interest on borrowings	1	2	2
Total liabilities related to restricted securitized assets	$1,766	$2,211	$2,675

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2011, the maximum remaining term of all restricted receivables was approximately six years.

(12)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2011	October 31 2010	January 31 2010
Raw materials and supplies	$1,413	$1,201	$993
Work-in-process	612	483	448
Finished goods and parts	3,591	2,777	2,700
Total FIFO value	5,616	4,461	4,141
Less adjustment to LIFO basis	1,438	1,398	1,388
Inventories	$4,178	$3,063	$2,753

(13)            The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037
Translation adjustments	(4)	(22)	(26)
Other		(1)	(1)

Balance January 31, 2010:
Goodwill	694	605	1,299
Less accumulated impairment losses	289		289
Goodwill-net	$405	$605	$1,010

Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill-net	389	610	999
Translation adjustments	(1)	2	1
Other	(4)	1	(3)

Balance January 31, 2011:
Goodwill	700	613	1,313
Less accumulated impairment losses	316		316
Goodwill-net	$384	$613	$997

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31
	Years	2011	2010
Amortized intangible assets:
Customer lists and relationships	14	$110	$96
Technology, patents, trademarks and other	15	94	98
Total at cost		204	194
Less accumulated amortization **		75	63
Total		129	131
Unamortized intangible assets:
Licenses		4
Other intangible assets-net		$133	$131

*             Weighted-averages

**      Accumulated amortization at January 31, 2011 and 2010 for customer lists and relationships totaled $47 million and $37 million and technology, patents, trademarks and other totaled $28 million and $26 million, respectively.

The amortization of other intangible assets in the first quarter of 2011 and 2010 was $4 million and $5 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2011 - $14, 2012 - $19, 2013 - $16, 2014 - $15 and 2015 - $14.

(14)            Commitments and contingencies:

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales.  The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $206 million and $208 million at January 31, 2011 and 2010, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended January 31
	2011	2010
Balance, beginning of period	$762	$727
Payments	(133)	(136)
Amortization of premiums received	(22)	(24)
Accruals for warranties	191	122
Premiums received	25	19
Foreign exchange	(1)	(8)
Balance, end of period	$822	$700

At January 31, 2011, the Company had approximately $194 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2011, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2011 was approximately five years.

At January 31, 2011 the Company had commitments of approximately $300 million for the construction and acquisition of property and equipment.  Also, at January 31, 2011, the Company had pledged or restricted assets of $168 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $70 million at January 31, 2011, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2011.

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

(15)            The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2011		October 31, 2010		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$18,164	$18,181	$17,682	$17,759	$14,687	$14,774
Restricted financing receivables	1,768	1,777	2,238	2,257	2,604	2,650
Short-term secured borrowings	1,765	1,778	2,209	2,229	2,673	2,678

Long-term borrowings due within one year:
Equipment Operations	$39	$41	$40	$42	$307	$313
Financial Services	3,075	3,134	3,214	3,267	3,325	3,348
Total	$3,114	$3,175	$3,254	$3,309	$3,632	$3,661

Long-term borrowings:
Equipment Operations	$3,315	$3,581	$3,329	$3,745	$3,050	$3,288
Financial Services	13,391	13,838	13,486	14,048	14,041	14,587
Total	$16,706	$17,419	$16,815	$17,793	$17,091	$17,875

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

(16)            Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31	October 31	January 31
	2011*	2010*	2010*
Marketable securities
U.S. government debt securities	$63	$63	$56
Municipal debt securities	29	28	24
Corporate debt securities	67	63	51
Residential mortgage-backed securities **	73	72	75
Other debt securities	2	2
Total marketable securities	234	228	206
Other assets
Derivatives:
Interest rate contracts	365	493	487
Foreign exchange contracts	12	24	34
Cross-currency interest rate contracts	2	3	7
Total assets ***	$613	$748	$734

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$36	$38	$99
Foreign exchange contracts	26	23	13
Cross-currency interest rate contracts	64	48	24
Total liabilities	$126	$109	$136

*                 All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $36 million, $36 million and $32 million at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.

**          Primarily issued by U.S. government sponsored enterprises.

***   Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value.  The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of marketable securities at January 31, 2011 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$9	$9
Due after one through five years	48	51
Due after five through 10 years	56	59
Due after 10 years	45	46
Residential mortgage-backed securities	66	69
Marketable securities	$224	$234

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2011	2010	2010	2011	2010
Retail notes	$1	$3	$3
Revolving charge accounts				$1
Operating loans	1	1	3
Wholesale notes	1	17	5
Financing receivables	$3	$21	$11	$1

Goodwill		$34
Property and equipment held for sale **		$918

*                             Does not include cost to sell.

**                      See Note 19.

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

The following is a description of the valuation methodologies the Company uses to measure financial instruments and nonmonetary assets at fair value:

Marketable Securities – The portfolio of investments is primarily valued on a market approach (matrix pricing) model in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps.  The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables – Specific reserve impairments are based on the fair value of collateral, which is measured using an income approach (discounted cash flow), or a market approach (appraisal values or realizable values).  Inputs include interest rates and selection of realizable values.

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

(17)            It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading.  The Company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities.  The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the functional currencies.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2011, October 31, 2010 and January 31, 2010, was $32 million, $16 million and $17 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $379 million, $520 million and $528 million as of January 31, 2011, October 31, 2010 and January 31, 2010, respectively.  The amount of collateral received at January 31, 2011, October 31, 2010 and January 31, 2010 to offset this potential maximum loss was $60 million, $85 million and $50 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $59 million, $58 million and $74 million as of January 31, 2011, October 31, 2010 and January 31, 2010, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 were $634 million, $1,060 million and $2,448 million, respectively.  The notional amount of cross-currency interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 was $849 million for all periods.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2011 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax.  These contracts mature in up to 36 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2011, October 31, 2010 and January 31, 2010 were $6,853 million, $6,640 million and $6,872 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  During the first three months of 2011 and 2010, the ineffective portions were losses of $4 million and $1 million, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended January 31
	2011	2010
Interest rate contracts *	$(134)	$(1)
Borrowings **	130

*	Includes changes in fair values of interest rate contracts excluding net accrued interest income of $46 million and $62 million during the first three months of 2011 and 2010, respectively.

**	Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $70 million and $88 million during the first three months of 2011 and 2010, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at January 31, 2011, October 31, 2010 and January 31, 2010 were $2,509 million, $2,702 million and $2,616 million, the foreign exchange contracts were $2,936 million, $2,777 million and $2,323 million and the cross-currency interest rate contracts were $52 million, $60 million and $60 million, respectively.  At January 31, 2011, October 31, 2010 and January 31, 2010, there were also $946 million, $1,055 million and $1,447 million of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes, respectively.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2011	October 31 2010	January 31 2010
Designated as hedging instruments:
Interest rate contracts	$332	$457	$442

Not designated as hedging instruments:
Interest rate contracts	33	36	45
Foreign exchange contracts	12	24	34
Cross-currency interest rate contracts	2	3	7
Total not designated	47	63	86

Total derivatives	$379	$520	$528

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$21	$18	$61
Cross-currency interest rate contracts	62	47	23
Total designated	83	65	84
Not designated as hedging instruments:
Interest rate contracts	15	20	38
Foreign exchange contracts	26	23	13
Cross-currency interest rate contracts	2	1	1
Total not designated	43	44	52
Total derivatives	$126	$109	$136

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or OCI	Three Months Ended January 31
	Classification	2011	2010
Fair Value Hedges:
Interest rate contracts	Interest	$(88)	$61

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)	(5)
Foreign exchange contracts	OCI (pretax) *	(19)	(23)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(9)	(21)
Foreign exchange contracts	Other *	(19)	(17)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	**	**
Foreign exchange contracts	Other	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(3)	$9
Foreign exchange contracts	Cost of sales	(20)	1
Foreign exchange contracts	Other *	(49)	(19)
Total		$(72)	$(9)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not material.

(18)              In December 2010, the Company granted stock options to employees for the purchase of 2.2 million shares of common stock at an exercise price of $80.61 per share and a binomial lattice model fair value of $25.61 per share at the grant date. Options are awarded with the exercise price equal to the market price and generally vest in one to three years after the grant date.

The Company also granted 210 thousand restricted stock units to employees in December 2010, of which 80 thousand are subject to service based only conditions, 65 thousand are subject to performance/service based conditions and 65 thousand are subject to market/service based conditions. All restricted stock units generally vest three years after the grant date. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments to the employees over the vesting period. The performance/service based units are subject to a performance metric that is based on the Company’s compound annual revenue growth rate, compared to a benchmark group of companies over the three year vesting period. The market/service based units are subject to a market related metric that is based on total shareholder return, compared to the same benchmark group of companies over the three year vesting period.  The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved during the three year vesting period.  These units do not include dividend equivalent payments over the vesting period.  The fair value of the service based only units at the grant date was $80.61 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $76.17 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $107.31 per unit based on a lattice valuation model excluding dividends.

The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service.  The compensation cost for performance/service based units, which is based on the fair value at the grant date, is also recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded.  At January 31, 2011, the Company was authorized to grant an additional 16.8 million shares related to stock option and restricted stock awards.

(19)              In December 2010, the Company sold John Deere Renewables, LLC, its wind energy business, for approximately $900 million.  The Company had concluded that its resources were best invested in growing its core businesses.  These assets were reclassified as held for sale and written down to fair value less cost to sell at October 31, 2010, which consisted of $908 million of wind energy investments previously included in property and equipment and $23 million of other miscellaneous assets.  At October 31, 2010, the related liabilities to be sold, which were recorded in accounts payable and accrued expenses, totaled $35 million and the related noncontrolling interest was $2 million.

(20)              In December 2010, the Company acquired the remaining 64 percent ownership interest in A&I Products, Inc., a manufacturer and wholesale distributor of replacement parts, for approximately $48 million.  The preliminary fair values assigned to the total assets and liabilities related to the acquired entity were approximately $8 million of receivables, $52 million of inventories, $22 million of property and equipment, $18 million of identifiable intangible assets, $3 million of other assets, $8 million of accounts payable and accrued expenses, $4 million of short-term borrowings, $9 million of deferred tax liabilities and $11 million of long-term borrowings.  The goodwill generated in the transaction was not significant.  The identifiable intangibles were primarily related to customer lists and relationships, which have amortization periods with a weighted average of six years.  The fair value at acquisition date of the original equity interest was $23 million.  The gain recognized as a result of remeasuring the equity interest from the previous carrying value to fair value was not significant.  The entity was consolidated and the results of these operations have been included in the Company’s consolidated financial statements in the agriculture and turf segment since the date of the acquisition.  The pro forma results of operations as if the acquisition had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2011 and 2010
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010

Net Sales and Revenues
Net sales	$5,513.8	$4,237.3
Finance and interest income	15.5	25.7	$498.0	$486.4
Other income	113.8	90.2	57.1	73.0
Total	5,643.1	4,353.2	555.1	559.4

Costs and Expenses
Cost of sales	4,094.4	3,205.9
Research and development expenses	268.9	235.7
Selling, administrative and general expenses	571.3	528.0	96.5	116.7
Interest expense	51.8	43.3	163.3	184.9
Interest compensation to Financial Services	40.8	42.6
Other operating expenses	41.6	34.2	123.6	157.0
Total	5,068.8	4,089.7	383.4	458.6

Income of Consolidated Group before Income Taxes	574.3	263.5	171.7	100.8
Provision for income taxes	178.4	93.9	53.8	16.0
Income of Consolidated Group	395.9	169.6	117.9	84.8

Equity in Income (Loss) Unconsolidated Subsidiaries and Affiliates
Financial Services	118.2	85.1	.3	.3
Other	.2	(9.1)
Total	118.4	76.0	.3	.3
Net Income	514.3	245.6	118.2	85.1
Less: Net income attributable to noncontrolling interests	.6	2.4
Net Income Attributable to Deere & Company	$513.7	$243.2	$118.2	$85.1

*      Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2011	October 31 2010	January 31 2010	January 31 2011	October 31 2010	January 31 2010
Assets
Cash and cash equivalents	$2,923.0	$3,348.3	$3,397.2	$515.0	$442.3	$1,646.1
Marketable securities				234.2	227.9	206.4
Receivables from unconsolidated subsidiaries and affiliates	1,654.3	1,712.6	280.0	.2	1.6
Trade accounts and notes receivable - net	771.0	999.8	677.7	3,066.5	2,979.7	2,971.3
Financing receivables - net	7.6	9.4	3.7	18,156.5	17,672.8	14,683.0
Restricted financing receivables - net				1,768.2	2,238.3	2,603.9
Other receivables	793.1	889.5	625.8	112.4	49.4	137.5
Equipment on operating leases - net				1,845.4	1,936.2	1,613.1
Inventories	4,178.4	3,063.0	2,752.5
Property and equipment - net	3,714.2	3,722.4	3,357.7	67.3	68.3	1,067.1
Investments in unconsolidated subsidiaries and affiliates	3,314.0	3,420.2	3,165.7	7.2	7.0	6.3
Goodwill	997.3	998.6	1,010.1
Other intangible assets - net	129.2	113.0	130.6	4.0	4.0
Retirement benefits	176.0	145.8	123.0	30.8	31.4	9.0
Deferred income taxes	2,771.1	2,737.1	2,900.7	106.7	103.2	91.8
Other assets	422.0	381.2	350.8	711.1	812.9	931.2
Assets held for sale					931.4
Total Assets	$21,851.2	$21,540.9	$18,775.5	$26,625.5	$27,506.4	$25,966.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$426.0	$85.0	$442.9	$7,032.1	$7,449.5	$7,236.5
Payables to unconsolidated subsidiaries and affiliates	276.9	205.2	77.4	1,610.6	1,673.7	241.6
Accounts payable and accrued expenses	5,360.5	5,757.1	4,151.9	1,171.1	1,253.3	1,143.4
Deferred income taxes	94.8	92.0	85.8	268.3	415.5	312.0
Long-term borrowings	3,314.8	3,328.6	3,049.6	13,391.1	13,485.9	14,041.0
Retirement benefits and other liabilities	5,791.5	5,771.6	5,983.8	46.4	43.8	38.7
Total liabilities	15,264.5	15,239.5	13,791.4	23,519.6	24,321.7	23,013.2

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2011 – 536,431,204)	3,154.6	3,106.3	3,040.1	1,521.6	1,722.5	1,679.1
Common stock in treasury	(6,003.2)	(5,789.5)	(5,540.8)
Retained earnings	12,719.2	12,353.1	11,105.0	1,447.7	1,335.2	1,195.0
Accumulated other comprehensive income (loss)	(3,292.0)	(3,379.6)	(3,624.7)	136.6	125.0	77.5
Total Deere & Company stockholders’ equity	6,578.6	6,290.3	4,979.6	3,105.9	3,182.7	2,951.6
Noncontrolling interests	8.1	11.1	4.5		2.0	1.9
Total stockholders’ equity	6,586.7	6,301.4	4,984.1	3,105.9	3,184.7	2,953.5
Total Liabilities and Stockholders’ Equity	$21,851.2	$21,540.9	$18,775.5	$26,625.5	$27,506.4	$25,966.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Cash Flows from Operating Activities
Net income	$514.3	$245.6	$118.2	$85.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	.1	(2.6)	7.7	28.5
Provision for depreciation and amortization	144.4	150.3	95.2	108.0
Undistributed earnings of unconsolidated subsidiaries and affiliates	(28.3)	(6.1)	(.3)	(.3)
Provision (credit) for deferred income taxes	(202.0)	24.3	16.9	15.0
Changes in assets and liabilities:
Receivables	238.4	71.7		(6.9)
Inventories	(1,045.3)	(303.6)
Accounts payable and accrued expenses	(347.9)	(329.6)	(14.4)	(62.6)
Accrued income taxes payable/receivable	125.0	36.4	5.6	(31.6)
Retirement benefits	91.2	(52.3)	3.0	3.7
Other	(3.4)	31.9	(35.6)	102.6
Net cash provided by (used for) operating activities	(513.5)	(134.0)	196.3	241.5

Cash Flows from Investing Activities
Collections of receivables			10,476.8	7,634.8
Proceeds from maturities and sales of marketable securities			9.4	3.5
Proceeds from sales of equipment on operating leases			196.5	158.9
Proceeds from sales of businesses, net of cash sold	891.6	5.7
Cost of receivables acquired			(10,537.9)	(7,426.1)
Purchases of marketable securities			(20.7)	(18.5)
Purchases of property and equipment	(214.4)	(149.3)	(.4)	(13.4)
Cost of equipment on operating leases acquired			(161.1)	(114.8)
Acquisitions of businesses, net of cash acquired	(46.6)	(18.7)
Other	(45.7)	(20.6)	(86.6)	(24.7)
Net cash provided by (used for) investing activities	584.9	(182.9)	(124.0)	199.7

Cash Flows from Financing Activities
Increase (decrease) in short-term borrowings	325.5	(51.7)	(306.0)	623.3
Change in intercompany receivables/payables	(479.5)	188.6	479.5	(188.6)
Proceeds from long-term borrowings		.1	328.4	335.0
Payments of long-term borrowings	(19.9)	(5.4)	(433.7)	(456.3)
Proceeds from issuance of common stock	88.9	24.5
Repurchases of common stock	(302.2)	(3.8)
Dividends paid	(127.2)	(118.5)	(81.0)	(70.0)
Excess tax benefits from share-based compensation	32.6	6.8
Other	(6.6)	(5.1)	15.0	(3.1)
Net cash provided by (used for) financing activities	(488.4)	35.5	2.2	240.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.3)	(11.2)	(1.8)	2.7

Net Increase (Decrease) in Cash and Cash Equivalents	(425.3)	(292.6)	72.7	684.2
Cash and Cash Equivalents at Beginning of Period	3,348.3	3,689.8	442.3	961.9
Cash and Cash Equivalents at End of Period	$2,923.0	$3,397.2	$515.0	$1,646.1

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

Item 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry.  The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations.  In addition, financial services offer certain crop risk mitigation products.  The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.  The previous credit segment and the “Other” segment were combined into the financial services segment at the beginning of the first quarter of 2011 (see Note 9).  The “Other” segment consisted of an insurance business related to extended warranty policies that did not meet the materiality threshold of reporting.  The following discussions of operating segment results and liquidity ratios have been revised to conform to the current segments.

Trends and Economic Conditions

Industry sales of farm machinery in the U.S. and Canada are forecast to be up about 5 percent for 2011.  Industry sales in the EU 27 nations of Western and Central Europe are expected to increase about 10 percent, while sales in the Commonwealth of Independent States are expected to see moderate gains in relation to the prior year’s depressed level.  Industry sales in Asia are forecast to grow moderately after last year’s robust improvement, and South American sales are projected to be comparable with the strong levels of 2010.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same as 2010.  The Company’s agriculture and turf segment sales increased 21 percent for the first quarter of 2011 and are forecast to increase by about 16 percent for the fiscal year.  Construction equipment markets are forecast to be somewhat improved in relation to the prior year’s low level, while forestry markets are expected to experience further improvement for the year.  The Company’s construction and forestry sales increased 81 percent in the first quarter of 2011 and are forecast to rise by about 35 percent for 2011.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to increase to approximately $400 million in 2011.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform.  Significant volatility in the price of many commodities could also impact the Company’s results, while the availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s first-quarter results reflect improving demand for its lines of equipment and the execution of its business plans.  Sales of large farm machinery, particularly in the United States and Canada, are continuing to make a significant positive impact on Company results, while construction equipment shipments are experiencing some degree of recovery.  With the strong first-quarter performance and positive outlook for 2011, the Company remains well positioned to capitalize on positive global economic trends while providing significant value to investors.

2011 Compared with 2010

Net income attributable to Deere & Company was $513.7 million, or $1.20 per share, for the first quarter of 2011, compared with $243.2 million, or $.57 per share, for the same period last year.  Worldwide net sales and revenues for the first quarter increased 27 percent to $6,119 million, compared with $4,835 million last year.  Net sales of worldwide equipment operations rose 30 percent to $5,514 million for the first quarter, compared with $4,237 million last year, which included price increases of 2 percent.  Net sales in the U.S. and Canada increased 35 percent for the first quarter.  Net sales outside the U.S. and Canada increased 22 percent for the first quarter, with an unfavorable currency translation effect of 1 percent.

The Company’s equipment operations reported operating profit of $646 million for the first quarter, compared with $315 million last year.  Benefitting the quarter were higher shipment and production volumes as well as improved price realization, partially offset by increases in raw material costs and higher incentive compensation expenses.  The equipment operations had net income for the consolidated group of $395.9 million for the first quarter of 2011, compared with $169.6 million last year.  The same factors mentioned above affected these results.

Net income of the Company’s financial services operations attributable to Deere & Company for the first quarter of 2011 was $118.2 million, compared with $85.1 million last year.  Results increased for the quarter primarily due to portfolio growth and a lower provision for credit losses.  See the following discussion for the financial services operations.

Business Segment Results

•                               Agriculture and Turf.  Segment sales increased 21 percent for the first quarter of 2011 largely due to higher shipment volumes and improved price realization.  Operating profit was $558 million, compared with $352 million for the same quarter last year.  The improvement was primarily due to higher shipment and production volumes as well as improved price realization, partially offset by increased raw material costs and higher incentive compensation expenses.

•                               Construction and Forestry.  Segment sales increased 81 percent in the first quarter, resulting in operating profit of $88 million.  Last year, the segment had an operating loss of $37 million for the same quarter.  Contributing to the increase were significantly higher shipment and production volumes as well as improved price realization, partially offset by increased raw material costs and higher incentive compensation expenses.

•                               Financial Services.  The financial services segment had an operating profit of $172 million for the first quarter, compared with $101 million in the same period last year.  The increase was primarily due to portfolio growth and a lower provision for credit losses.  Total financial service revenues, including intercompany revenues, decreased 1 percent to $555 million in the current quarter from $559 million in the first quarter of 2010.  The average balance of receivables and leases financed was 12 percent higher in the first quarter, compared with the same period last year.  Interest expense decreased 12 percent in the first quarter, compared with last year, as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 2.10 to 1 for the first quarter this year, compared with 1.56 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2011 and 2010 were 74.3 percent and 75.6 percent, respectively.  The improvement was primarily due to higher shipment and production volumes and improved price realization, partially offset by an increase in raw material costs and higher incentive compensation expenses.

Research and development costs increased primarily due to increased spending in support of new products and Tier 4 emission requirements.  Interest expense decreased primarily due to lower borrowing rates, partially offset by higher average borrowings.  Other operating expenses were lower primarily due to lower depreciation expense due to the sale of the wind energy business (see Note 19).

Market Conditions and Outlook

Company equipment sales are projected to be up 18 to 20 percent for fiscal year 2011 and up about 25 percent for the second quarter, compared with the same periods of the previous year.  Included is a favorable currency translation impact of about 2 percent for the year and the second quarter.  Net income attributable to Deere & Company is anticipated to be approximately $2.5 billion for the fiscal year.

•                               Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 16 percent for fiscal year 2011, benefitting from favorable global farm conditions.  Farmers in many of the Company’s markets are experiencing solid levels of income due to strong global demand for agricultural commodities, low grain stocks in relation to use, and rising prices for crops such as corn, wheat, soybeans, sugar and cotton.  Farm commodity prices have escalated sharply since the beginning of the year, lending further support to the outlook.

After staging a healthy advance in 2010, industry farm machinery sales in the U.S. and Canada are forecast to be up about 5 percent for 2011.  Overall conditions remain positive and demand for high horsepower equipment continues to be strong.  However, production limits and transitional issues associated with the broad launch of Interim Tier 4 emissions compliant equipment are expected to have a moderating effect on near term sales potential.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to increase by about 10 percent, while sales in the Commonwealth of Independent States are expected to see moderate gains in relation to the prior year’s depressed level.  Farm conditions are strengthening in the European and CIS markets.  Industry sales in Asia also are forecast to grow moderately after last year’s robust improvement.

In South America, industry sales for the year are projected to be comparable with the strong levels of 2010.  The Company’s sales in the region are expected to benefit from a broader lineup of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same after experiencing modest recovery in 2010.

•                               Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to rise by about 35 percent for 2011.  The increase reflects market conditions that are somewhat improved in relation to the prior year’s low level.  In addition, construction equipment sales to independent rental companies are expected to see further growth.  World forestry markets are expected to experience further improvement for the year as a result of strong wood and pulp prices.

•                               Financial Services.  Fiscal year 2011 net income attributable to Deere & Company for the financial services segment is forecast to be approximately $400 million, reflecting continued growth in the portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview,” “Market Conditions and Outlook,” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in the U.S., Russia, and Brazil), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the Company’s businesses and its reported results are affected by general economic conditions in the global markets in which the Company operates, especially material changes in economic activity in these markets; customer confidence in general economic conditions; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates; and inflation and deflation rates.  General economic conditions can affect demand for the Company’s equipment as well.  The current economic conditions and outlook in certain sectors have dampened demand for certain equipment.

Customer and Company operations and results could be affected by changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Market conditions could also negatively impact customer access to capital for purchases of the Company’s products; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks and regulators; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates and regulations; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market uncertainty increases and general economic conditions worsen, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies.  Such estimates and data are often revised.  The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise.  Further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K and quarterly reports on Form 10-Q).

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2011 were $900 million.  This resulted primarily from a seasonal increase in inventories and trade receivables and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $983 million in the first three months of this year, primarily due to proceeds from sales of businesses of $892 million (primarily the wind energy business, see Note 19) and collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $476 million, which were partially offset by purchases of property and equipment of $215 million and acquisition of a business of $47 million.  Cash outflows from financing activities were $425 million in the first three months of 2011, primarily due to repurchases of common stock of $302 million, dividends paid of $127 million and a decrease in borrowings of $106 million, which were partially offset by proceeds from issuance of common stock of $89 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $353 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2010 were $318 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories and trade receivables, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $373 million in the first three months of last year, primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $619 million, which were partially offset by purchases of property and equipment of $163 million.  Cash inflows from financing activities were $346 million in the first three months of 2010, primarily due to an increase in borrowings of $445 million, which was partially offset by dividends paid of $119 million.  Cash and cash equivalents increased $392 million during the first three months of 2010.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2011, October 31, 2010 and January 31, 2010 was $2,435 million, $2,028 million and $1,331 million, respectively, while the total cash and cash equivalents and marketable securities position was $3,672 million, $4,019 million and $5,250 million, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Some of the lines are available to both Deere & Company and John Deere Capital Corporation (Capital Corporation).  Worldwide lines of credit totaled $5,566 million at January 31, 2011, $2,815 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2011 was a long-term credit facility agreement of $3,750 million, expiring in February 2012 and a long-term credit facility agreement of $1,500 million, expiring in April 2013.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and Deere & Company stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2011 was $7,856 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $14,590 million at January 31, 2011.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

Debt Ratings.  To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors.  A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities.  A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations.  Each agency’s rating should be evaluated independently of any other rating.  Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.  The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables decreased $227 million during the first three months of 2011 and increased $117 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 13 percent at January 31, 2011, compared to 15 percent at October 31, 2010 and 15 percent at January 31, 2010.  Agriculture and turf trade receivables decreased $118 million and construction and forestry receivables increased $235 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at January 31, 2011, October 31, 2010 and January 31, 2010.

Deere & Company stockholders’ equity was $6,579 million at January 31, 2011, compared with $6,290 million at October 31, 2010 and $4,980 million at January 31, 2010.  The increase of $289 million during the first quarter of 2011 resulted primarily from net income attributable to Deere & Company of $514 million, a change in the retirement benefits adjustment of $66 million, an increase in common stock of $48 million and a change in cumulative translation adjustment of $20 million, which were partially offset by an increase in treasury stock of $214 million and dividends declared of $148 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2011 was $514 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions and a decrease in trade receivables.

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

Trade receivables held by the equipment operations decreased $229 million during the first three months and increased $93 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,115 million during the first three months, primarily reflecting an increase in agricultural equipment inventories in order to meet increased demand.  Inventories increased $1,426 million, compared to a year ago, primarily due to the higher production and sales.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 31 percent at January 31, 2011, compared to 26 percent at October 31, 2010 and 26 percent at January 31, 2010.

Total interest-bearing debt of the equipment operations was $3,741 million at January 31, 2011, compared with $3,414 million at the end of fiscal year 2010 and $3,493 million at January 31, 2010.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 36 percent, 35 percent and 41 percent at January 31, 2011, October 31, 2010 and January 31, 2010, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2011 were $214 million, compared with $149 million in the first quarter last year.  Capital expenditures for the equipment operations in 2011 are estimated to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first quarter of 2011, the cash provided by operating and financing activities was used primarily for investing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $196 million in the current quarter.  Cash used for investing activities totaled $124 million in the first three months of 2011 primarily due to the cost of receivables exceeding the collections of receivables by $61 million and other miscellaneous investing activities.  Cash provided by financing activities totaled $2 million, resulting primarily from a decrease in receivables from the equipment operations of $480 million primarily due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations (see Note 19).  This financing cash inflow was offset by a decrease in external borrowings of $411 million and dividends paid to the equipment operations of $81 million.  Cash and cash equivalents increased $73 million in the current quarter.

During the first quarter of 2010, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $242 million in the first quarter of last year.  Cash provided by investing activities totaled $200 million in the first three months of 2010 primarily due to collections of receivables and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $253 million.  Cash provided by financing activities totaled $240 million, resulting primarily from an increase in borrowings of $502 million, partially offset by a decrease in payables to the equipment operations of $189 million and dividends paid to the equipment operations of $70 million.  Cash and cash equivalents increased $684 million in the first three months of 2010.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2011, these receivables and leases increased $10 million and $2,965 million in the past 12 months.  Total acquisitions of receivables and leases were 42 percent higher in the first three months of 2011, compared with the same period last year.  In the first three months of 2011, acquisition volumes of wholesale notes, operating loans, operating leases, trade receivables, financing leases, retail notes and revolving charge accounts were all higher.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $25,038 million at January 31, 2011, compared with $25,029 million at October 31, 2010 and $22,138 million at January 31, 2010.  At January 31, 2011, the unpaid balance of all receivables administered but not owned was $202 million, compared with $202 million at October 31, 2010 and $267 million at January 31, 2010.

Total external interest-bearing debt of the financial services operations was $20,423 million at January 31, 2011, compared with $20,935 million at the end of fiscal year 2010 and $21,278 million at January 31, 2010.  Included in this debt are secured borrowings of $1,765 million at January 31, 2011, $2,209 million at October 31, 2010 and $2,673 million at January 31, 2010 (see Note 11).  Total external borrowings have decreased during the first three months of 2011 and in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in receivables/payables with the equipment operations.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.1 to 1 at January 31, 2011, compared with 7.1 to 1 at October 31, 2010 and 7.3 to 1 at January 31, 2010.

During November 2010, Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At January 31, 2011, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2011, $692 million of secured short-term borrowings was outstanding under the agreement.

During the first three months of 2011, the financial services operations issued $328 million and retired $434 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on February 23, 2011 declared a quarterly dividend of $.35 per share payable May 2, 2011, to stockholders of record on March 31, 2011.

Item 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.                              CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of January 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the 1934 Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.         Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).  There has been no material change in this information, except for the addition of the risk factor set forth below.  The risks described in the annual report on Form 10-K, and in Item 1A and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.  Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the rules and regulations implementing the Act, could impose additional costs on the Company and the Company’s financial services operations and could therefore adversely affect the Company and its financial services segment.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industries, including equipment financing and securitizations.  The Act directs federal agencies, including a newly created Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and others, to adopt rules to regulate the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts.  The effects of the Act on the capital markets and the consumer finance industry are uncertain and may not be known until such regulations have been finalized and implemented. The Act and its implementing rules and regulations could impose additional costs on the Company and the Company’s financial services operations and consequently could adversely affect the Company and its financial services segment’s funding activities.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2011 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	595	$ 77.18	595	64.1

Dec 1 to Dec 31	1,515	82.03	1,486	62.6

Jan 1 to Jan 31	1,514	87.14	1,514	61.1

Total	3,624		3,595

(1)              During the first quarter of 2011, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 56.2 million shares for the $5 billion addition using the end of first quarter closing share price of $88.91 per share.

(2)              In December 2010, approximately 29 thousand shares were purchased from officers to pay the payroll taxes on certain restricted stock awards.  All the shares were valued at the market price of $81.20 per share.

Item 3.                    Defaults Upon Senior Securities

None.

Item 5.                    Other Information

None.

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

DEERE & COMPANY

Date:	February 25, 2011	By:	/s/ J. M. Field
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