Form 10-Q
period 2011-04-30
DEERE & CO
filed 2011-05-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Yes         No       X

At April 30, 2011, 419,709,211 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 46

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2011 and 2010
(In millions of dollars and shares except per share amounts) Unaudited

	2011	2010
Net Sales and Revenues
Net sales	$8,327.6	$6,548.2
Finance and interest income	468.5	435.1
Other income	113.6	147.6
Total	8,909.7	7,130.9

Costs and Expenses
Cost of sales	6,106.9	4,765.2
Research and development expenses	298.5	266.0
Selling, administrative and general expenses	828.2	733.3
Interest expense	192.3	207.3
Other operating expenses	143.1	170.2
Total	7,569.0	6,142.0

Income of Consolidated Group before Income Taxes	1,340.7	988.9
Provision for income taxes	438.9	448.4
Income of Consolidated Group	901.8	540.5
Equity in income of unconsolidated affiliates	4.9	9.3
Net Income	906.7	549.8
Less: Net income attributable to noncontrolling interests	2.4	2.3
Net Income Attributable to Deere & Company	$904.3	$547.5

Per Share Data
Basic	$2.15	$1.29
Diluted	$2.12	$1.28

Average Shares Outstanding
Basic	420.7	424.4
Diluted	426.4	429.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2011 and 2010
(In millions of dollars and shares except per share amounts) Unaudited

	2011	2010
Net Sales and Revenues
Net sales	$13,841.4	$10,785.5
Finance and interest income	928.6	902.3
Other income	258.9	277.9
Total	15,028.9	11,965.7

Costs and Expenses
Cost of sales	10,201.0	7,970.7
Research and development expenses	567.4	501.7
Selling, administrative and general expenses	1,493.1	1,375.6
Interest expense	394.8	425.7
Other operating expenses	285.9	338.9
Total	12,942.2	10,612.6

Income of Consolidated Group before Income Taxes	2,086.7	1,353.1
Provision for income taxes	671.0	558.3
Income of Consolidated Group	1,415.7	794.8
Equity in income of unconsolidated affiliates	5.4	.6
Net Income	1,421.1	795.4
Less: Net income attributable to noncontrolling interests	3.0	4.7
Net Income Attributable to Deere & Company	$1,418.1	$790.7

Per Share Data
Basic	$3.36	$1.86
Diluted	$3.32	$1.85

Average Shares Outstanding
Basic	421.3	424.0
Diluted	427.0	428.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2011	2010	2010
Assets
Cash and cash equivalents	$3,949.8	$3,790.6	$3,614.9
Marketable securities	239.5	227.9	234.2
Receivables from unconsolidated affiliates	45.1	38.8	37.7
Trade accounts and notes receivable - net	4,157.4	3,464.2	4,014.2
Financing receivables - net	18,455.4	17,682.2	15,039.7
Financing receivables securitized - net	2,871.2	2,238.3	3,084.6
Other receivables	828.6	925.6	610.6
Equipment on operating leases - net	1,945.2	1,936.2	1,717.3
Inventories	4,687.0	3,063.0	3,002.9
Property and equipment - net	3,968.5	3,790.7	4,430.4
Investments in unconsolidated affiliates	220.9	244.5	227.0
Goodwill	1,038.7	998.6	1,006.4
Other intangible assets - net	130.7	117.0	129.3
Retirement benefits	200.8	146.7	169.0
Deferred income taxes	2,825.8	2,477.1	2,593.4
Other assets	1,020.9	1,194.0	1,102.5
Assets held for sale		931.4
Total Assets	$46,585.5	$43,266.8	$41,014.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,071.9	$5,325.7	$3,195.0
Short-term securitization borrowings	2,821.5	2,208.8	3,065.6
Payables to unconsolidated affiliates	193.5	203.5	151.4
Accounts payable and accrued expenses	6,777.2	6,481.7	5,625.9
Deferred income taxes	162.6	144.3	136.5
Long-term borrowings	16,192.2	16,814.5	17,375.8
Retirement benefits and other liabilities	5,933.0	5,784.9	5,804.5
Total liabilities	39,151.9	36,963.4	35,354.7

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2011 – 536,431,204)	3,211.7	3,106.3	3,058.1
Common stock in treasury	(6,237.5)	(5,789.5)	(5,521.5)
Retained earnings	13,476.3	12,353.1	11,533.4
Accumulated other comprehensive income (loss)	(3,027.2)	(3,379.6)	(3,419.1)
Total Deere & Company stockholders’ equity	7,423.3	6,290.3	5,650.9
Noncontrolling interests	10.3	13.1	8.5
Total stockholders’ equity	7,433.6	6,303.4	5,659.4
Total Liabilities and Stockholders’ Equity	$46,585.5	$43,266.8	$41,014.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2011 and 2010
(In millions of dollars) Unaudited

	2011	2010

Cash Flows from Operating Activities
Net income	$1,421.1	$795.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	13.7	59.3
Provision for depreciation and amortization	448.7	463.4
Share-based compensation expense	33.1	51.7
Undistributed earnings of unconsolidated affiliates	4.1	4.5
Provision (credit) for deferred income taxes	(310.3)	109.1
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,228.4)	(1,220.4)
Inventories	(1,623.6)	(754.9)
Accounts payable and accrued expenses	284.3	458.6
Accrued income taxes payable/receivable	239.5	199.1
Retirement benefits	220.2	(34.5)
Other	(167.7)	285.3
Net cash provided by (used for) operating activities	(665.3)	416.6

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	6,664.8	5,889.8
Proceeds from maturities and sales of marketable securities	18.8	9.2
Proceeds from sales of equipment on operating leases	383.4	330.9
Government grants related to property and equipment		21.6
Proceeds from sales of businesses, net of cash sold	893.5	5.8
Cost of receivables (excluding receivables related to sales)	(7,041.7)	(6,034.9)
Purchases of marketable securities	(34.0)	(45.7)
Purchases of property and equipment	(441.0)	(311.2)
Cost of equipment on operating leases acquired	(265.7)	(208.2)
Acquisitions of businesses, net of cash acquired	(46.6)	(41.6)
Other	(121.0)	(65.8)
Net cash provided by (used for) investing activities	10.5	(450.1)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	803.2	(77.3)
Proceeds from long-term borrowings	1,440.6	939.8
Payments of long-term borrowings	(782.1)	(1,609.2)
Proceeds from issuance of common stock	160.7	43.5
Repurchases of common stock	(601.2)	(3.8)
Dividends paid	(275.0)	(237.6)
Excess tax benefits from share-based compensation	64.7	13.7
Other	(24.9)	(19.9)
Net cash provided by (used for) financing activities	786.0	(950.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	28.0	(52.5)

Net Increase (Decrease) in Cash and Cash Equivalents	159.2	(1,036.8)
Cash and Cash Equivalents at Beginning of Period	3,790.6	4,651.7
Cash and Cash Equivalents at End of Period	$3,949.8	$3,614.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2010 and 2011

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	795.4	$790.7			790.7		4.7
Other comprehensive income (loss)
Retirement benefits adjustment	227.0	227.0				227.0
Cumulative translation adjustment	(75.5)	(75.3)				(75.3)	(.2)
Unrealized gain on derivatives	21.9	21.9				21.9
Unrealized gain on investments	.6	.6				.6
Comprehensive income	969.4	$964.9					4.5

Repurchases of common stock	(3.8)			(3.8)
Treasury shares reissued	47.0			47.0
Dividends declared	(237.7)				(237.7)
Stock options and other	61.7		61.9		(.1)		(.1)
Balance April 30, 2010	$5,659.4		$3,058.1	$(5,521.5)	$11,533.4	$(3,419.1)	$8.5

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	1,421.1	$1,418.1			1,418.1		3.0
Other comprehensive income (loss)
Retirement benefits adjustment	102.3	102.3				102.3
Cumulative translation adjustment	244.1	243.9				243.9	.2
Unrealized gain on derivatives	9.6	9.6				9.6
Unrealized loss on investments	(3.4)	(3.4)				(3.4)
Comprehensive income	1,773.7	$1,770.5					3.2

Repurchases of common stock	(601.2)			(601.2)
Treasury shares reissued	153.2			153.2
Dividends declared	(298.8)				(294.9)		(3.9)
Stock options and other	103.3		105.4				(2.1)
Balance April 30, 2011	$7,433.6		$3,211.7	$(6,237.5)	$13,476.3	$(3,027.2)	$10.3

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

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

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 financial statement presentation. Short-term securitization borrowings have been shown separately from other short-term borrowings on the Condensed Consolidated Balance Sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-17 (see Note 3). In the Supplemental Consolidating Data in Note 21, the costs and collections of trade receivables and wholesale notes for the financial services statement of cash flows investing activities have been presented on a net basis. These receivables have short durations with a high turnover rate. The total cash flows for the financial services investing activities have not changed. The presentation of these receivables on the Statement of Consolidated Cash Flows has also not changed and continues to be shown as an adjustment to net income in the operating activities since they are related to sales.

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	April 30 2011	October 31 2010	April 30 2010
Intercompany receivables	$19	$10	$22
Inventories	52	32	58
Property and equipment - net	4	4	5
Other assets	9	11	7
Total assets	$84	$57	$92

Short-term borrowings	$3		$7
Accounts payable and accrued expenses	80	$55	86
Total liabilities	$83	$55	$93

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

	The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

		October 31 2010	April 30 2010
	Receivables - net		$31
	Property and equipment - net		134
	Assets held for sale *	$133
	Total assets	$133	$165

	Intercompany borrowings	$50	$52
	Accounts payable and accrued expenses	5	4
	Total liabilities	$55	$56

	* See Note 19.

The VIEs were financed primarily through intercompany borrowings and equity. The VIEs’ assets were pledged as security interests for the intercompany borrowings. The remaining creditors of the VIEs did not have recourse to the general credit of the Company.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $165 million and $157 million in the first six months of 2011 and 2010, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $39 million and $36 million at April 30, 2011 and 2010, respectively.

(3)	New accounting standards adopted in the first six months of 2011 were as follows:

In the first quarter of 2011, the Company adopted FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets, which amends Accounting Standards Codification (ASC) 860, Transfers and Servicing (FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140). This ASU eliminates the qualifying special purpose entities from the consolidation guidance and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It requires additional disclosures about the risks from continuing involvement in transferred financial assets accounted for as sales. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends ASC 310, Receivables. This ASU states that a troubled debt restructuring occurs when a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. The guidance clarifies what would be considered a concession by the creditor and financial difficulties of the debtor. Certain disclosures are required for transactions that qualify as troubled debt restructurings. The effective date will be the fourth quarter of fiscal year 2011. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU also requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The effective date will be the second quarter of fiscal year 2012. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)	Total comprehensive income, which includes all changes in the total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

		Three Months Ended April 30		Six Months Ended April 30
		2011	2010	2011	2010

	Net income	$906.7	$549.8	$1,421.1	$795.4
	Other comprehensive income, net of tax:
	Retirement benefits adjustment	36.1	155.2	102.3	227.0
	Cumulative translation adjustment	223.7	34.4	244.1	(75.5)
	Unrealized gain on derivatives	4.5	15.6	9.6	21.9
	Unrealized gain (loss) on investments	.7	.3	(3.4)	.6
	Comprehensive income	$1,171.7	$755.3	$1,773.7	$969.4

For the second quarter of 2011 and 2010, the table above includes noncontrolling interests’ comprehensive income of $2.6 million and $2.2 million, which consists of net income of $2.4 million and $2.3 million and cumulative translation adjustments of $.2 million and $(.1) million, respectively.  For the first six months of 2011 and 2010, the table includes noncontrolling interests’ comprehensive income of $3.2 million and $4.5 million, which consists of net income of $3.0 million and $4.7 million and cumulative translation adjustments of $.2 million and $(.2) million, respectively.

(5)	Dividends declared and paid on a per share basis were as follows:

		Three Months Ended April 30		Six Months Ended April 30
		2011	2010	2011	2010

	Dividends declared	$.35	$.28	$.70	$.56
	Dividends paid	$.35	$.28	$.65	$.56

(6)	A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended April 30			Six Months Ended April 30
		2011	2010	2011	2010
	Net income attributable to Deere & Company	$904.3	$547.5	$1,418.1	$790.7
	Less income allocable to participating securities	.3	.2	.6	.3
	Income allocable to common stock	$904.0	$547.3	$1,417.5	$790.4
	Average shares outstanding	420.7	424.4	421.3	424.0
	Basic per share	$2.15	$1.29	$3.36	$1.86

	Average shares outstanding	420.7	424.4	421.3	424.0
	Effect of dilutive share-based compensation	5.7	4.6	5.7	4.2
	Total potential shares outstanding	426.4	429.0	427.0	428.2
	Diluted per share	$2.12	$1.28	$3.32	$1.85

All shares related to share-based compensation were included in the above diluted per share computation during the second quarter and first six months of 2011.  During the second quarter and first six months of 2010, 1.9 million shares in both periods were excluded from the diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)

The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for retired employees in the U.S. and Canada.

	The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

		Three Months Ended April 30		Six Months Ended April 30
		2011	2010	2011	2010
	Service cost	$50	$43	$99	$87
	Interest cost	124	125	248	256
	Expected return on plan assets	(199)	(191)	(398)	(381)
	Amortization of actuarial loss	35	30	73	59
	Amortization of prior service cost	11	11	21	21
	Settlements/curtailments		2		3
	Net cost	$21	$20	$43	$45

	The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

		Three Months Ended April 30		Six Months Ended April 30
		2011	2010	2011	2010
	Service cost	$11	$10	$22	$22
	Interest cost	82	83	163	168
	Expected return on plan assets	(29)	(31)	(57)	(61)
	Amortization of actuarial loss	68	71	135	155
	Amortization of prior service credit	(3)	(3)	(7)	(7)
	Net cost	$129	$130	$256	$277

During the first six months of 2011, the Company contributed approximately $35 million to its pension plans and $24 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $47 million to its pension plans and $9 million to its other postretirement benefit plans in the remainder of fiscal year 2011.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)

The Company’s unrecognized tax benefits at April 30, 2011 were $228 million, compared to $218 million at October 31, 2010.  The liability at April 30, 2011 consisted of approximately $73 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits in the first six months of 2011 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act of 2010 was signed into law in the Company’s second fiscal quarter of 2010.  Under the legislation, to the extent the Company’s future health care drug expenses are reimbursed under the Medicare Part D retiree drug subsidy (RDS) program, the expenses will no longer be tax deductible effective November 1, 2013.  Since the tax effects for the retiree health care liabilities are reflected in the Company’s financial statements, the entire impact of this tax change relating to the future retiree drug costs was recorded in tax expense in the period in which the legislation was enacted.  As a result of the legislation, the Company’s tax expenses were approximately $130 million higher in the second quarter of 2010.

(9)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2011	2010	% Change	2011	2010	% Change
Net sales and revenues:
Agriculture and turf	$6,999	$5,637	+24	$11,369	$9,245	+23
Construction and forestry	1,329	911	+46	2,472	1,540	+61
Total net sales	8,328	6,548	+27	13,841	10,785	+28
Financial services *	491	499	-2	998	1,005	-1
Other revenues	91	84	+8	190	176	+8
Total net sales and revenues	$8,910	$7,131	+25	$15,029	$11,966	+26
Operating profit (loss): **
Agriculture and turf	$1,163	$952	+22	$1,720	$1,304	+32
Construction and forestry	105	36	+192	194	(1)
Financial services *	163	110	+48	335	212	+58
Total operating profit	1,431	1,098	+30	2,249	1,515	+48
Other reconciling items ***	(527)	(551)	-4	(831)	(724)	+15
Net income attributable to Deere & Company	$904	$547	+65	$1,418	$791	+79

Identifiable assets:
Agriculture and turf				$9,331	$7,136	+31
Construction and forestry				2,654	2,113	+26
Financial services *				28,631	26,223	+9
Corporate				5,970	5,542	+8
Total assets				$46,586	$41,014	+14

Intersegment sales and revenues:
Agriculture and turf net sales	$26	$12	+117	$45	$26	+73
Construction and forestry net sales	9	3	+200	11	3	+267
Financial services *	58	58		107	111	-4

Equipment operations outside the U.S. and Canada:
Net sales	$3,403	$2,341	+45	$5,496	$4,052	+36
Operating profit	334	207	+61	548	325	+69

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

		Third Quarter	Years
		2010	2010	2009
	Financial Services
	Revenues	$ 528	$ 2,073	$ 2,029
	Intersegment revenues	62	224	255
	Operating profit	148	499	242
	Identifiable assets	26,707	27,507	25,964

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	April 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$79	$37	$29	$145
Construction and forestry	56	26	16	98
Other:
Agriculture and turf	23	12	24	59
Construction and forestry	14	5	7	26
Total	$172	$80	$76	$328

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$145	$152	$13,416	$13,713
Construction and forestry	98	29	1,182	1,309
Recreational products			7	7
Other:
Agriculture and turf	59	16	5,472	5,547
Construction and forestry	26	13	933	972
Total	$328	$210	$21,010	21,548
Less allowance for doubtful receivables				221
Total financing receivables - net				$21,327

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	April 30, 2011
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Balance, beginning of period	$136	$45	$36	$217
Provision	4	2	(2)	4
Write-offs	(4)	(9)	(1)	(14)
Recoveries	4	6		10
Other changes *	3		1	4
Balance, end of period	$143	$44	$34	$221

	Six Months Ended
	April 30, 2011
Allowance:
Balance, beginning of period	$144	$44	$37	$225
Provision	8	5	(1)	12
Write-offs	(21)	(19)	(3)	(43)
Recoveries	7	14		21
Other changes *	5		1	6
Balance, end of period	$143	$44	$34	$221

Balance individually evaluated	$3	$	$3	$6
Balance collectively evaluated	$140	$44	$31	$215

Financing receivables:
Balance	$15,029	$2,287	$4,232	$21,548
Balance individually evaluated	$23	$2	$10	$35
Balance collectively evaluated	$15,006	$2,285	$4,222	$21,513

*    Primarily translation adjustments.

Financing receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms.  Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts.  Receivables, which are impaired, are classified as non-performing.

An analysis of the impaired financing receivables in millions of dollars follows:

	April 30, 2011
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$5	$5	$2	$5
Revolving charge accounts
Operating loans	3	3	2	4
Wholesale notes	1	1	1	1
Financing leases	1	1	1	1
Total	10	10	6	11

Receivables without a specific allowance:
Retail notes	11	11		10
Total	$21	$21	$6	$21
Agriculture and turf	$12	$12	$4	$12
Construction and forestry	$9	$9	$2	$9

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors.  The resulting secured borrowings are recorded as “Short-term securitization borrowings” on the balance sheet.  The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash.  For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.  No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,027 million, $1,739 million and $2,207 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,941 million, $1,654 million and $2,143 million at April 30, 2011, October 31, 2010 and April 30, 2010 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes, allowance for credit losses and other assets) of $234 million and liabilities (short-term securitization borrowings and accrued interest) of $221 million at April 30, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes, allowance for credit losses and other assets) of $700 million, $589 million and $988 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $661 million, $557 million and $925 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2011
Carrying value of liabilities	$661
Maximum exposure to loss	700

The assets of unconsolidated conduits related to securitizations in which the Company’s variable interests were considered significant were approximately $24 billion at April 30, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30	October 31	April 30
	2011	2010	2010
Financing receivables securitized (retail notes)	$2,903	$2,265	$3,108
Allowance for credit losses	(32)	(27)	(23)
Other assets	90	90	110
Total restricted assets	$2,961	$2,328	$3,195

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2011	October 31 2010	April 30 2010
Short-term securitization borrowings	$2,822	$2,209	$3,066
Accrued interest on borrowings	1	2	2
Total liabilities related to restricted assets	$2,823	$2,211	$3,068

The secured borrowings related to these restricted retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2011, the maximum remaining term of all restricted retail notes was approximately seven years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2011	October 31 2010	April 30 2010
Raw materials and supplies	$1,445	$1,201	$1,043
Work-in-process	625	483	457
Finished goods and parts	4,050	2,777	2,821
Total FIFO value	6,120	4,461	4,321
Less adjustment to LIFO basis	1,433	1,398	1,318
Inventories	$4,687	$3,063	$3,003

(13) The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037

Translation adjustments	(1)	(32)	(33)
Other	3	(1)	2

Balance April 30, 2010:
Goodwill	700	595	1,295
Less accumulated impairment losses	289		289
Goodwill-net	$411	$595	$1,006

Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill-net	389	610	999

Translation adjustments	9	34	43
Other	(3)		(3)

Balance April 30, 2011:
Goodwill	711	644	1,355
Less accumulated impairment losses	316		316
Goodwill-net	$395	$644	$1,039

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30
	Years	2011	2010
Amortized intangible assets:
Customer lists and relationships	14	$111	$97
Technology, patents, trademarks and other	15	97	98
Total at cost		208	195
Less accumulated amortization **		81	70
Total		127	125
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$131	$129

*                Weighted-averages

**         Accumulated amortization at April 30, 2011 and 2010 for customer lists and relationships totaled $50 million and $40 million and technology, patents, trademarks and other totaled $31 million and $30 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2011 was $5 million and $9 million and for 2010 was $6 million and $11 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2011 - $9, 2012 - $19, 2013 - $16, 2014 - $15 and 2015 - $14.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $214 million and $208 million at April 30, 2011 and 2010, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010
Balance, beginning of period	$822	$700	$762	$727
Payments	(140)	(117)	(273)	(252)
Amortization of premiums received	(24)	(24)	(46)	(48)
Accruals for warranties	158	129	349	251
Premiums received	31	25	56	44
Foreign exchange	13	(3)	12	(12)
Balance, end of period	$860	$710	$860	$710

At April 30, 2011, the Company had approximately $225 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2011, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2011 was approximately five years.

At April 30, 2011, the Company had commitments of approximately $285 million for the construction and acquisition of property and equipment.  Also, at April 30, 2011, the Company had pledged assets of $111 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $60 million at April 30, 2011, for which it believes the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at April 30, 2011.

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

(15) The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2011		October 31, 2010		April 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables	$18,455	$18,432	$17,682	$17,759	$15,040	$15,128
Financing receivables securitized	2,871	2,872	2,238	2,257	3,085	3,091
Short-term securitization borrowings	2,822	2,833	2,209	2,229	3,066	3,085

Long-term borrowings due within one year:
Equipment Operations	$67	$68	$40	$42	$306	$306
Financial Services	4,620	4,695	3,214	3,267	2,552	2,568
Total	$4,687	$4,763	$3,254	$3,309	$2,858	$2,874

Long-term borrowings:
Equipment Operations	$3,361	$3,688	$3,329	$3,745	$3,054	$3,327
Financial Services	12,831	13,230	13,486	14,048	14,322	14,969
Total	$16,192	$16,918	$16,815	$17,793	$17,376	$18,296

Fair values of the long-term financing receivables were based on the discounted values of their related cash flows at current market interest rates.  The fair values of the remaining financing receivables approximated the carrying amounts.

Fair values of long-term borrowings and short-term securitization borrowings were based on current market quotes for identical or similar borrowings and credit risk, or on the discounted values of their related cash flows at current market interest rates.  Certain long-term borrowings have been swapped to current variable interest rates.  The carrying values of these long-term borrowings included adjustments related to fair value hedges.

(16) Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2011*	2010*	2010*
Marketable securities
U.S. government debt securities	$66	$63	$63
Municipal debt securities	29	28	23
Corporate debt securities	71	63	59
Residential mortgage-backed securities **	73	72	76
Other debt securities	1	2	13
Total marketable securities	240	228	234
Other assets
Derivatives:
Interest rate contracts	321	493	428
Foreign exchange contracts	10	24	10
Cross-currency interest rate contracts	14	3	4
Total assets ***	$585	$748	$676
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$31	$38	$72
Foreign exchange contracts	98	23	35
Cross-currency interest rate contracts	8	48	54
Total liabilities	$137	$109	$161

*                     All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $36 million, $36 million and $37 million at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.

**              Primarily issued by U.S. government sponsored enterprises.

***       Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value.  The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of marketable securities at April 30, 2011 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$7	$7
Due after one through five years	48	51
Due after five through 10 years	63	67
Due after 10 years	40	42
Residential mortgage-backed securities	70	73
Marketable securities	$228	$240

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Six Months Ended
	April 30	October 31	April 30	April 30
	2011	2010	2010	2011	2010

Retail notes	$2	$3	$2	$1
Operating loans	1	1	1
Financing leases			5
Wholesale notes	1	17	28		$2
Financing receivables	$4	$21	$36	$1	$2

Goodwill		$34
Property and equipment held for sale **		$918

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2011, October 31, 2010 and April 30, 2010, was $18 million, $16 million and $23 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $345 million, $520 million and $442 million as of April 30, 2011, October 31, 2010 and April 30, 2010, respectively.  The amount of collateral received at April 30, 2011, October 31, 2010 and April 30, 2010 to offset this potential maximum loss was none, $85 million and $40 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $8 million, $58 million and $75 million as of April 30, 2011, October 31, 2010 and April 30, 2010, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 were $600 million, $1,060 million and $1,831 million, respectively.  The notional amounts of cross-currency interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 were $956 million, $849 million and $849 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2011 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $1 million after-tax.  These contracts mature in up to 33 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2011, October 31, 2010 and April 30, 2010 were $6,399 million, $6,640 million and $7,186 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were a loss of $1 million and a gain of $1 million during the second quarter of 2011 and 2010 and were losses of $5 million and none during the first six months of 2011 and 2010, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2011	2010	2011	2010
Interest rate contracts *	$ (6)	$ (23)	$ (140)	$ (24)
Borrowings **	5	24	135	24

*                 Includes changes in fair values of interest rate contracts excluding net accrued interest income of $41 million and $60 million during the second quarter of 2011 and 2010 and $87 million and $122 million during the first six months of 2011 and 2010, respectively.

**          Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $68 million and $88 million during the second quarter of 2011 and 2010 and $138 million and $177 million during the first six months of 2011 and 2010, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2011, October 31, 2010 and April 30, 2010 were $2,591 million, $2,702 million and $2,804 million, the foreign exchange contracts were $3,219 million, $2,777 million and $2,410 million and the cross-currency interest rate contracts were $54 million, $60 million and $53 million, respectively.  At April 30, 2011, October 31, 2010 and April 30, 2010, there were also $1,160 million, $1,055 million and $1,226 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	April 30 2011	October 31 2010	April 30 2010
Designated as hedging instruments:
Interest rate contracts	$ 282	$ 457	$ 386
Cross-currency interest rate contracts	13
Total designated	295	457	386

Not designated as hedging instruments:
Interest rate contracts	39	36	42
Foreign exchange contracts	10	24	10
Cross-currency interest rate contracts	1	3	4
Total not designated	50	63	56

Total derivatives	$ 345	$ 520	$ 442

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$ 16	$ 18	$ 42
Cross-currency interest rate contracts	4	47	52
Total designated	20	65	94

Not designated as hedging instruments:
Interest rate contracts	15	20	30
Foreign exchange contracts	98	23	35
Cross-currency interest rate contracts	4	1	2
Total not designated	117	44	67
Total derivatives	$ 137	$ 109	$ 161

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2011	2010	2011	2010
Fair Value Hedges:
Interest rate contracts	Interest	$35	$37	$(53)	$98

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(1)	(3)	(6)
Foreign exchange contracts	OCI (pretax) *	73	(29)	54	(52)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(6)	(18)	(15)	(39)
Foreign exchange contracts	Other *	70	(36)	51	(53)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	**	**	**	**
Foreign exchange contracts	Other	**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$1	$(8)	$(2)	$1
Foreign exchange contracts	Cost of sales	(52)	(27)	(72)	(27)
Foreign exchange contracts	Other *	(129)	(21)	(178)	(40)
Total		$(180)	$(56)	$(252)	$(66)

*                      Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**               The amount is not significant.

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

The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service.  The compensation cost for performance/service based units, which is based on the fair value at the grant date, is also recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded.  At April 30, 2011, the Company was authorized to grant an additional 16.8 million shares related to stock option and restricted stock awards.

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

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Net Sales and Revenues
Net sales	$8,327.6	$6,548.2
Finance and interest income	18.0	7.6	$513.0	$482.8
Other income	109.8	99.6	36.6	73.2
Total	8,455.4	6,655.4	549.6	556.0

Costs and Expenses
Cost of sales	6,107.2	4,765.6
Research and development expenses	298.5	266.0
Selling, administrative and general expenses	728.4	611.1	102.8	124.9
Interest expense	50.1	45.4	156.2	171.8
Interest compensation to Financial Services	48.5	49.2
Other operating expenses	44.7	39.4	127.9	149.3
Total	7,277.4	5,776.7	386.9	446.0

Income of Consolidated Group before Income Taxes	1,178.0	878.7	162.7	110.0
Provision for income taxes	381.0	424.8	57.9	23.4
Income of Consolidated Group	797.0	453.9	104.8	86.6

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	105.1	86.9	.3	.2
Other	4.6	9.1
Total	109.7	96.0	.3	.2
Net Income	906.7	549.9	105.1	86.8
Less: Net income (loss) attributable to noncontrolling interests	2.4	2.4		(.1)
Net Income Attributable to Deere & Company	$904.3	$547.5	$105.1	$86.9

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Net Sales and Revenues
Net sales	$13,841.4	$10,785.5
Finance and interest income	33.5	33.3	$1,011.0	$969.2
Other income	223.7	189.8	93.7	146.3
Total	14,098.6	11,008.6	1,104.7	1,115.5

Costs and Expenses
Cost of sales	10,201.6	7,971.4
Research and development expenses	567.4	501.7
Selling, administrative and general expenses	1,299.7	1,139.3	199.2	241.6
Interest expense	101.9	88.7	319.5	356.7
Interest compensation to Financial Services	89.3	91.8
Other operating expenses	86.3	73.5	251.6	306.2
Total	12,346.2	9,866.4	770.3	904.5

Income of Consolidated Group before Income Taxes	1,752.4	1,142.2	334.4	211.0
Provision for income taxes	559.4	518.8	111.7	39.6
Income of Consolidated Group	1,193.0	623.4	222.7	171.4

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	223.3	172.0	.6	.5
Other	4.8	.1
Total	228.1	172.1	.6	.5
Net Income	1,421.1	795.5	223.3	171.9
Less: Net income (loss) attributable to noncontrolling interests	3.0	4.8		(.1)
Net Income Attributable to Deere & Company	$1,418.1	$790.7	$223.3	$172.0

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	April 30 2011	October 31 2010	April 30 2010	April 30 2011	October 31 2010	April 30 2010
Assets
Cash and cash equivalents	$3,515.0	$3,348.3	$3,290.7	$434.8	$442.3	$324.1
Marketable securities				239.5	227.9	234.2
Receivables from unconsolidated subsidiaries and affiliates	1,785.7	1,712.6	1,401.5		1.6	1.5
Trade accounts and notes receivable - net	1,066.3	999.8	834.5	3,786.2	2,979.7	3,783.5
Financing receivable - net	8.9	9.4	8.4	18,446.4	17,672.8	15,031.2
Financing receivables securitized - net				2,871.2	2,238.3	3,084.6
Other receivables	715.1	889.5	490.9	120.8	49.4	121.4
Equipment on operating leases - net				1,945.2	1,936.2	1,717.3
Inventories	4,687.0	3,063.0	3,002.9
Property and equipment - net	3,902.0	3,722.4	3,368.2	66.5	68.3	1,062.2
Investments in unconsolidated subsidiaries and affiliates	3,381.5	3,420.2	3,333.9	8.1	7.0	6.3
Goodwill	1,038.7	998.6	1,006.4
Other intangible assets - net	126.8	113.0	125.3	4.0	4.0	4.0
Retirement benefits	200.0	145.8	167.9	29.9	31.4	6.9
Deferred income taxes	2,917.7	2,737.1	2,750.9	103.8	103.2	98.7
Other assets	446.4	381.2	355.9	574.6	812.9	746.9
Assets held for sale					931.4
Total Assets	$23,791.1	$21,540.9	$20,137.4	$28,631.0	$27,506.4	$26,222.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$431.6	$85.0	$368.7	$6,640.3	$5,240.7	$2,826.2
Short-term securitization borrowings				2,821.5	2,208.8	3,065.6
Payables to unconsolidated subsidiaries and affiliates	193.5	205.2	152.9	1,740.5	1,673.7	1,363.8
Accounts payable and accrued expenses	6,355.3	5,757.1	5,056.3	1,124.6	1,253.3	1,175.5
Deferred income taxes	102.8	92.0	79.5	255.5	415.5	313.1
Long-term borrowings	3,361.4	3,328.6	3,053.4	12,830.8	13,485.9	14,322.3
Retirement benefits and other liabilities	5,912.9	5,771.6	5,768.9	49.2	43.8	41.4
Total liabilities	16,357.5	15,239.5	14,479.7	25,462.4	24,321.7	23,107.9

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2011 – 536,431,204)	3,211.7	3,106.3	3,058.1	1,526.6	1,722.5	1,722.2
Common stock in treasury	(6,237.5)	(5,789.5)	(5,521.5)
Retained earnings	13,476.3	12,353.1	11,533.4	1,439.7	1,335.2	1,282.0
Accumulated other comprehensive income (loss)	(3,027.2)	(3,379.6)	(3,419.1)	202.3	125.0	109.1
Total Deere & Company stockholders’ equity	7,423.3	6,290.3	5,650.9	3,168.6	3,182.7	3,113.3
Noncontrolling interests	10.3	11.1	6.8		2.0	1.6
Total stockholders’ equity	7,433.6	6,301.4	5,657.7	3,168.6	3,184.7	3,114.9
Total Liabilities and Stockholders’ Equity	$23,791.1	$21,540.9	$20,137.4	$28,631.0	$27,506.4	$26,222.8

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Cash Flows from Operating Activities
Net income	$1,421.1	$795.5	$223.3	$171.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	1.4	1.7	12.2	57.6
Provision for depreciation and amortization	294.6	282.1	191.6	213.1
Undistributed earnings of unconsolidated subsidiaries and affiliates	(24.4)	(97.0)	(.6)	(.5)
Provision (credit) for deferred income taxes	(314.9)	108.3	4.6	.7
Changes in assets and liabilities:
Receivables	(20.4)	(105.9)		(9.4)
Inventories	(1,458.1)	(598.2)
Accounts payable and accrued expenses	465.1	604.9	(1.1)	(46.9)
Accrued income taxes payable/receivable	250.4	200.3	(10.9)	(1.1)
Retirement benefits	213.7	(42.4)	6.5	8.0
Other	(153.2)	127.7	39.3	232.0
Net cash provided by operating activities	675.3	1,277.0	464.9	625.4

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			7,202.4	6,477.9
Proceeds from maturities and sales of marketable securities			18.8	9.2
Proceeds from sales of equipment on operating leases			383.4	330.9
Government grants related to property and equipment				21.6
Proceeds from sales of businesses, net of cash sold	893.5	5.8
Cost of receivables acquired (excluding trade and wholesale)			(7,575.1)	(6,476.0)
Purchases of marketable securities			(34.0)	(45.7)
Purchases of property and equipment	(440.2)	(281.3)	(.9)	(29.9)
Cost of equipment on operating leases acquired			(489.4)	(420.0)
Acquisitions of businesses, net of cash acquired	(46.6)	(33.3)		(8.3)
Increase in trade and wholesale receivables			(1,390.8)	(1,361.0)
Other	(60.7)	(59.7)	(86.3)	(39.6)
Net cash provided by (used for) investing activities	346.0	(368.5)	(1,971.9)	(1,540.9)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	291.8	(126.3)	511.4	49.0
Change in intercompany receivables/payables	(544.3)	(941.6)	544.3	941.6
Proceeds from long-term borrowings	31.6	.1	1,409.1	939.6
Payments of long-term borrowings	(11.5)	(5.9)	(770.6)	(1,603.3)
Proceeds from issuance of common stock	160.7	43.5
Repurchases of common stock	(601.2)	(3.8)
Dividends paid	(275.0)	(237.6)	(194.1)	(70.0)
Excess tax benefits from share-based compensation	64.7	13.7
Other	(9.3)	(9.5)	9.3	33.1
Net cash provided by (used for) financing activities	(892.5)	(1,267.4)	1,509.4	290.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	37.9	(40.2)	(9.9)	(12.3)

Net Increase (Decrease) in Cash and Cash Equivalents	166.7	(399.1)	(7.5)	(637.8)
Cash and Cash Equivalents at Beginning of Period	3,348.3	3,689.8	442.3	961.9
Cash and Cash Equivalents at End of Period	$3,515.0	$3,290.7	$434.8	$324.1

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

Trends and Economic Conditions

Industry farm machinery sales for 2011 are forecast to be up 5 to 10 percent for the year in the U.S. and Canada as conditions remain positive and demand for high horsepower equipment continues to be strong.  Industry sales of farm machinery in Western and Central Europe are forecast to increase by about 15 percent for the year.  Sales in the Commonwealth of Independent States are expected to have notably stronger gains from the previous year’s depressed level.  Sales in Asia are forecast to grow strongly again this year.  In South America, industry sales are projected to be down 5 to 10 percent, compared with the strong levels of 2010.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be comparable to last year.  The Company’s agriculture and turf segment sales increased 24 percent for the second quarter and 23 percent for the first six months of 2011.  These sales are forecast to increase by about 20 percent for the full year with a positive foreign currency translation effect of about 4 percent.  U.S. construction equipment markets reflect somewhat improved conditions in relation to last year’s low level and increased activity outside the U.S. and Canada.  Worldwide forestry markets are improving as a result of strong wood and pulp prices.  The Company’s construction and forestry sales were up 46 percent in the second quarter and 61 percent in the first six months of 2011.  These sales are forecast to increase by about 35 percent for the year.  Net income attributable to Deere & Company for the Company’s financial services operations in 2011 is forecast to increase to approximately $435 million.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform.  Significant volatility in the price of many commodities could also impact the Company’s results, while the availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored (including the impact of the earthquake in Japan).  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

Sales of large farm machinery, particularly in the U.S., Canada and Brazil, are continuing to support the Company’s performance.  Construction equipment shipments are moving higher in spite of lingering weakness in the residential and commercial construction sectors.  The Company’s consistent investment in new products and expanded global capacity positions the Company on a solid footing for the future.

2011 Compared with 2010

Net income attributable to Deere & Company was $904.3 million, or $2.12 per share, for the second quarter of 2011, compared with $547.5 million, or $1.28 per share, for the same period last year.  For the first six months of 2011, net income attributable to Deere & Company was $1,418 million, or $3.32 per share, compared with $790.7 million, or $1.85 per share, last year.  Included in the second quarter and six-month results for last year was a tax charge of $129.5 million, or $.30 per share, due to the impact of the enactment of U.S. health care legislation (see Note 8).

Worldwide net sales and revenues increased 25 percent to $8,910 million for the second quarter this year, compared with $7,131 million a year ago, and were up 26 percent to $15,029 million for the first six months, compared with $11,966 million last year.  Net sales of the equipment operations were $8,328 million for the quarter and $13,841 million for the first six months, compared with $6,548 million and $10,785 million for the corresponding periods last year.  Net sales of the equipment operations increased 27 percent for the quarter and 28 percent for the six months, compared with the respective periods a year ago.  Sales included a favorable foreign currency translation effect of 3 percent for the second quarter and 2 percent for the six months, and price realization of 4 percent for the quarter and 3 percent for the six months.  Equipment net sales in the U.S. and Canada increased 17 percent for the quarter and 24 percent year to date.  Outside the U.S. and Canada, net sales were up 45 percent for the quarter and 36 percent for six months, with favorable foreign currency translation effects of 8 percent and 4 percent for the same periods.

The Company’s equipment operations reported operating profit of $1,268 million for the second quarter and $1,914 million for six months, compared with $988 million and $1,303 million for the same periods last year.  Results were higher in both periods primarily due to the impact of higher shipment and production volumes and improved price realization, partially offset by increased raw material costs and higher selling, administrative and general expenses.

Net income of the Company’s equipment operations was $797 million for the second quarter and $1,193 million for the first six months, compared with $454 million and $623 million for the respective periods last year.  The same operating factors mentioned above, along with a lower effective tax rate, affected both quarterly and six-month results.  The lower tax rate was mainly due to the previously mentioned tax charge in 2010.

The Company’s financial services operations reported net income attributable to Deere & Company for the second quarter and first six months of 2011 of $105.1 million and $223.3 million, respectively, compared with $86.9 million and $172.0 million for the same periods last year.  The results were higher for both periods primarily due to growth in the credit portfolio and a lower provision for credit losses.

Business Segment Results

•                      Agriculture and Turf.  Agriculture and turf sales increased 24 percent for the second quarter and 23 percent for six months largely due to higher shipment volumes, improved price realization and the favorable effects of foreign currency translation.  Operating profit was $1,163 million for the quarter and $1,720 million year to date, compared with $952 million and $1,304 million for the same periods last year.  Operating profit was higher in both periods primarily due to the impact of higher shipment and production volumes and improved price realization, partially offset by increased raw material costs and higher selling, administrative and general expenses.

•                      Construction and Forestry.  Construction and forestry sales increased 46 percent for the quarter and 61 percent for the first six months mainly due to higher shipment volumes and improved price realization.  The segment had operating profit of $105 million for the quarter and $194 million for six months, compared with last year’s operating profit of $36 million for the quarter and an operating loss of $1 million for six months.  The improvement in both periods was primarily due to higher shipment and production volumes and improved price realization, partially offset by higher selling, administrative and general expenses and increased raw material costs.

•                      Financial Services.  Financial services had an operating profit of $163 million for the second quarter and $335 million for the first six months, compared with $110 million and $212 million in the same periods last year.  The increase in both periods was primarily due to growth in the credit portfolio and a lower provision for credit losses.  Total revenues of the financial services operations, including intercompany revenues, decreased to $550 million in the current quarter from $556 million in the second quarter of 2010 and decreased to $1,105 million in the first six months this year from $1,116 million last year.  The decline in both periods was primarily due to lower crop insurance commissions recognized and lower average financing rates.  The average balance of receivables and leases financed was 14 percent higher in the second quarter and 13 percent higher in the first six months of 2011, compared with the same periods last year.  Interest expense decreased 9 percent in the current quarter and 10 percent in the first six months of 2011 as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 2.09 to 1 for the second quarter this year, compared with 1.66 to 1 in the same period last year.  The ratio was also 2.09 to 1 for the first six months this year, compared to 1.61 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2011 were 73.3 percent and 73.7 percent, respectively, compared to 72.8 percent and 73.9 percent in the same periods last year.  The second quarter increased primarily due to increased raw material costs, higher compensation expenses and higher production costs related to Interim Tier 4 emission requirements, partially offset by the impact of improved price realization and higher production volumes.  The six-month improvement was primarily due to an increase in price realization and higher production volumes, partially offset by higher raw material costs, higher compensation expenses and increased production costs related to Interim Tier 4 emission requirements.

Other income decreased in the second quarter and first six months this year primarily as a result of lower revenues due to the sale of the wind energy business (see Note 19) and lower crop insurance commissions recognized.  Research and development costs increased in both periods primarily due to increased spending in support of new products and Interim and Final Tier 4 emission requirements.  Selling, administrative and general expenses increased in the current quarter and first six months due to increased compensation expenses and higher sales commissions.  Interest expense decreased in both periods due to lower borrowing rates, partially offset by higher average borrowings.  Other operating expenses decreased in the second quarter and first six months primarily due to lower depreciation expense due to the sale of the wind energy business and lower crop insurance expenses.  The effective tax rate for the provision for income taxes was lower in both periods primarily due to the effect of the tax charge related to the enactment of the new health care legislation last year.

Market Conditions and Outlook

Company equipment sales are projected to be up 21 to 23 percent for fiscal year 2011 and up about 20 percent for the third quarter, compared with the same periods a year ago.  Included is a favorable currency translation impact of about 3 percent for the year and about 6 percent for the quarter.  For the fiscal year, net income attributable to Deere & Company is anticipated to be about $2,650 million.  The annual forecast includes a negative impact of approximately $300 million in sales and $70 million in operating profit resulting from the recent Japanese earthquake and tsunami.

•       Agriculture and Turf.  Worldwide sales of agriculture and turf equipment are forecast to increase by about 20 percent for fiscal year 2011, benefiting from favorable global farm conditions and a positive currency translation impact of about 4 percent.

Farmers in most of the world’s major markets are experiencing solid levels of income due to strong global demand for agricultural commodities, low grain stocks in relation to use and relatively high prices for key crops.  Farm commodity prices have escalated sharply since the beginning of the year and are expected to average well above prior-year levels for 2011.

After staging a healthy advance in 2010, industry farm machinery sales in the U.S. and Canada are forecast to be up 5 to 10 percent for 2011.  Overall conditions remain positive and demand for high horsepower equipment continues to be strong.  Production limits and transitional issues, both associated with the broad launch of Interim Tier 4 emissions compliant equipment, are having a moderating effect on near-term sales potential.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to increase by about 15 percent, while sales in the Commonwealth of Independent States are expected to experience notably stronger gains from the previous year’s depressed level.  Farm conditions are strengthening in the European and CIS markets.  Sales in Asia also are forecast to grow strongly again this year.

In South America, industry sales for the year are projected to be down 5 to 10 percent versus the strong levels of 2010.  Weakness in the small tractor market in Brazil and recently enacted trade policies in Argentina are contributing to the decline.  The Company’s sales in the region are benefiting from a broader lineup of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat after experiencing modest recovery in 2010.

•       Construction and Forestry.  Worldwide sales of construction and forestry equipment are forecast to rise by about 35 percent for fiscal year 2011.  The increase reflects somewhat improved market conditions in relation to the prior year’s low level and increased activity outside the U.S. and Canada.  Construction equipment sales to independent rental companies are experiencing growth, while world forestry markets are experiencing further improvement as a result of strong wood and pulp prices.

•       Financial Services.  Net income attributable to Deere & Company for the financial services operations in fiscal year 2011 is forecast to be approximately $435 million.  The forecast increase from 2010 is primarily due to growth in the portfolio and a lower provision for credit losses.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview,” “Market Conditions & Outlook,” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, Russia and the U.S.), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of dry weather in France, Germany and Poland and the effects of flooding in the U.S.); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

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

Additional factors that could materially affect the Company’s operations access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), carbon emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates and regulations; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers (including the impact of the earthquake and resulting events in Japan); start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; changes in Company declared dividends and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2011 were $665 million.  This resulted primarily from a seasonal increase in inventories and trade receivables along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable and an increase in the retirement benefits liability.  Cash inflows from investing activities were $11 million in the first six months of this year, primarily due to proceeds from sales of businesses of $894 million, mostly offset by purchases of property and equipment of $441 million, the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $259 million, acquisitions of businesses of $47 million and other miscellaneous investing cash outflows of $121 million.  Cash inflows from financing activities were $786 million in the first six months of 2011, primarily due to an increase in borrowings of $1,462 million and proceeds from issuance of common stock of $161 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $601 million and dividends paid of $275 million.  Cash and cash equivalents increased $159 million during the first six months this year.

Positive cash flows from consolidated operating activities in the first six months of 2010 were $417 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in trade receivables and inventories.  Cash outflows from investing activities were $450 million in the first six months of last year, primarily due to purchases of property and equipment of $311 million, the acquisition of businesses of $42 million, purchases of marketable securities exceeding sales and maturities of marketable securities by $37 million, and the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $22 million.  Cash outflows from financing activities were $951 million in the first six months of 2010, primarily due to a decrease in borrowings of $747 million and dividends paid of $238 million, which were partially offset by proceeds from issuance of common stock of $44 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $1,037 million during the first six months of last year.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2011, October 31, 2010 and April 30, 2010 was $2,260 million, $2,028 million and $305 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,189 million, $4,019 million and $3,849 million, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,125 million at April 30, 2011, $2,740 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  In the second quarter of 2011, the Company added a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a 364-day credit facility agreement of $750 million that are included in the credit lines, which replaced the long-term agreement of $3,750 million, expiring in February 2012.  Also included in the credit lines at April 30, 2011 was a long-term credit facility of $1,500 million, expiring in April 2013.  The credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2011 was $8,418 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,634 million at April 30, 2011.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

Debt Ratings.  To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors.  A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities.  A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations.  Each agency’s rating should be evaluated independently of any other rating.  Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.  The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $693 million during the first six months of 2011 primarily due to a seasonal increase and foreign currency translation.  These receivables increased $143 million, compared to a year ago, primarily due to foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at April 30, 2011, compared to 15 percent at October 31, 2010 and 19 percent at April 30, 2010.  Agriculture and turf trade receivables decreased $11 million and construction and forestry trade receivables increased $154 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 3 percent and 3 percent at April 30, 2011, October 31, 2010 and April 30, 2010.

Deere & Company’s stockholders’ equity was $7,423 million at April 30, 2011, compared with $6,290 million at October 31, 2010 and $5,651 million at April 30, 2010.  The increase of $1,133 million during the first six months of 2011 resulted primarily from net income attributable to Deere & Company of $1,418 million, a change in the cumulative translation adjustment of $244 million, an increase in common stock of $105 million and a change in the retirement benefits adjustment of $102 million, partially offset by an increase in treasury stock of $448 million and dividends declared of $295 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2011 were $675 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable and an increase in retirement benefits liabilities.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and an increase in overall demand.  Cash and cash equivalents increased $167 million in the first six months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2010 were $1,277 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from a seasonal increase in inventories and trade receivables.  Cash and cash equivalents decreased $399 million in the first six months last year.

Trade receivables held by the equipment operations increased $67 million during the first six months and $232 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,624 million during the first six months, primarily reflecting an increase in inventories to meet increased demand and foreign currency translation.  Inventories increased $1,684 million, compared to a year ago, also due to the higher production to meet demand and foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 31 percent at April 30, 2011, compared to 26 percent at October 31, 2010 and 27 percent at April 30, 2010.

Total interest-bearing debt of the equipment operations was $3,793 million at April 30, 2011, compared with $3,414 million at the end of fiscal year 2010 and $3,422 million at April 30, 2010.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 34 percent, 35 percent and 38 percent at April 30, 2011, October 31, 2010 and April 30, 2010, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2011 were $440 million, compared with $281 million in the same period last year.  Capital expenditures for the equipment operations in 2011 are expected to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first six months of 2011, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $465 million in the first six months.  Cash provided by financing activities totaled $1,509 million in the first six months, resulting primarily from an increase in external borrowings of $1,150 million and a decrease in receivables from the equipment operations of $544 million, due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations (see Note 19), partially offset by dividends paid of $194 million.  Cash used by investing activities totaled $1,972 million in the first six months, primarily due to the increase in trade and wholesale receivables of $1,391 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $479 million.  Cash and cash equivalents decreased $8 million in the first six months this year.

During the first six months of 2010, the aggregate cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $625 million in the first six months last year.  Cash provided by financing activities totaled $290 million in the first six months last year, resulting primarily from an increase in payables to the equipment operations of $942 million, partially offset by a decrease in external borrowings of $615 million and dividends paid of $70 million.  Cash used by investing activities totaled $1,541 million in the first six months of 2010, primarily due to the increase in trade and wholesale receivables of $1,361 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $87 million.  Cash and cash equivalents decreased $638 million in the first six months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $2,222 million during the first six months of 2011 and $3,432 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 17 percent higher in the first six months of 2011, compared with the same period last year.  Acquisition volumes of operating loans, financing leases, operating leases, retail notes and revolving charge accounts were all higher in the first six months of 2011, compared to the same period last year.  Trade receivables and wholesale notes also increased, compared to October 31, 2010 and April 30, 2010.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, totaled $27,249 million at April 30, 2011, compared with $25,029 million at October 31, 2010 and $23,882 million at April 30, 2010.  At April 30, 2011, the unpaid balance of all receivables administered but not owned was $200 million, compared with $202 million at October 31, 2010 and $266 million at April 30, 2010.

Total external interest-bearing debt of the financial services operations was $22,293 million at April 30, 2011, compared with $20,935 million at the end of fiscal year 2010 and $20,214 million at April 30, 2010.  Total external borrowings increased during the first six months of 2011 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in receivables/payables with the equipment operations.  The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.6 to 1 at April 30, 2011, compared with 7.1 to 1 at October 31, 2010 and 6.9 to 1 at April 30, 2010.

During November 2010, Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At April 30, 2011, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2011, $881 million of short-term securitization borrowings was outstanding under the agreement.

In April 2011, the financial services operations entered into a $1,106 million retail note securitization transaction.  During the first six months of 2011, the financial services operations also issued $1,409 million and retired $771 million of long-term borrowings.  The issuances were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 24, 2011 declared a quarterly dividend of $.41 per share payable August 1, 2011, to stockholders of record on June 30, 2011.  The new quarterly rate represents an increase of 6 cents per share over the previous level, or approximately 17 percent.

Item 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                         CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                         Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.              Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A) and the January 31, 2011 quarterly report on Form 10-Q (Part II, Item 1A).  There has been no material change in this information.  The risks described in the annual report on Form 10-K, the quarterly report on Form 10-Q and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.  Additional risks and uncertainties not currently known to the Company or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2011 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	643	$ 92.28	643	55.5

Mar 1 to Mar 31	1,264	90.04	1,264	54.2

Apr 1 to Apr 30	1,324	95.08	1,324	52.9

Total	3,231		3,231

(1)       During the second quarter of 2011, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan is completed.  The maximum number of shares that may yet be purchased above is based on the remaining shares under the previous 40 million share plan plus 51.3 million shares for the $5 billion addition using the end of second quarter closing share price of $97.50 per share.

Item 3.                         Defaults Upon Senior Securities

None.

Item 5.                         Other Information

None.

Item 6.                         Exhibits

See the index to exhibits immediately preceding the exhibits filed with this report.

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.  The registrant will file copies of such instruments upon request of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	May 27, 2011	By:	/s/ J. M. Field
J. M. Field
Senior Vice President,
Principal Financial Officer
and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010 Securities and Exchange Commission file number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010 Securities and Exchange Commission file number 1-4121*)

4	Not applicable

10.1

49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011.

10.2

First Amendment to the 49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011.

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