Form 10-Q
period 2011-07-31
DEERE & CO
filed 2011-09-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Commission file no: 1-4121

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

Yes         No       X

At July 31, 2011, 413,924,013 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 47

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2011 and 2010
(In millions of dollars and shares except per share amounts) Unaudited

	2011	2010
Net Sales and Revenues
Net sales	$7,721.6	$6,224.0
Finance and interest income	492.2	448.4
Other income	158.1	164.5
Total	8,371.9	6,836.9

Costs and Expenses
Cost of sales	5,792.2	4,519.6
Research and development expenses	312.0	256.3
Selling, administrative and general expenses	815.8	751.2
Interest expense	184.3	193.1
Other operating expenses	188.5	195.0
Total	7,292.8	5,915.2

Income of Consolidated Group before Income Taxes	1,079.1	921.7
Provision for income taxes	369.5	308.1
Income of Consolidated Group	709.6	613.6
Equity in income of unconsolidated affiliates	5.2	5.9
Net Income	714.8	619.5
Less: Net income attributable to noncontrolling interests	2.5	2.5
Net Income Attributable to Deere & Company	$712.3	$617.0

Per Share Data
Basic	$1.71	$1.45
Diluted	$1.69	$1.44

Average Shares Outstanding
Basic	417.4	424.5
Diluted	422.0	429.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2011 and 2010
(In millions of dollars and shares except per share amounts) Unaudited

	2011	2010
Net Sales and Revenues
Net sales	$21,563.0	$17,009.5
Finance and interest income	1,420.7	1,350.7
Other income	417.1	442.4
Total	23,400.8	18,802.6

Costs and Expenses
Cost of sales	15,993.2	12,490.3
Research and development expenses	879.3	758.1
Selling, administrative and general expenses	2,309.0	2,126.5
Interest expense	579.1	618.9
Other operating expenses	474.3	533.9
Total	20,234.9	16,527.7

Income of Consolidated Group before Income Taxes	3,165.9	2,274.9
Provision for income taxes	1,040.7	866.4
Income of Consolidated Group	2,125.2	1,408.5
Equity in income of unconsolidated affiliates	10.6	6.4
Net Income	2,135.8	1,414.9
Less: Net income attributable to noncontrolling interests	5.5	7.2
Net Income Attributable to Deere & Company	$2,130.3	$1,407.7

Per Share Data
Basic	$5.07	$3.32
Diluted	$5.01	$3.28

Average Shares Outstanding
Basic	419.9	424.1
Diluted	425.2	428.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2011	2010	2010
Assets
Cash and cash equivalents	$3,618.3	$3,790.6	$3,753.7
Marketable securities	459.4	227.9	232.3
Receivables from unconsolidated affiliates	32.3	38.8	31.9
Trade accounts and notes receivable - net	3,844.5	3,464.2	3,527.2
Financing receivables - net	19,437.0	17,682.2	16,236.1
Financing receivables securitized - net	2,480.6	2,238.3	2,631.8
Other receivables	960.9	925.6	693.1
Equipment on operating leases - net	2,015.0	1,936.2	1,777.9
Inventories	4,687.7	3,063.0	3,175.4
Property and equipment - net	4,068.9	3,790.7	4,398.6
Investments in unconsolidated affiliates	224.7	244.5	232.7
Goodwill	1,023.2	998.6	992.9
Other intangible assets - net	133.4	117.0	126.1
Retirement benefits	230.9	146.7	197.8
Deferred income taxes	2,825.1	2,477.1	2,592.5
Other assets	1,093.2	1,194.0	1,210.3
Assets held for sale		931.4
Total Assets	$47,135.1	$43,266.8	$41,810.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,927.9	$5,325.7	$4,908.4
Short-term securitization borrowings	2,380.9	2,208.8	2,577.3
Payables to unconsolidated affiliates	143.8	203.5	161.3
Accounts payable and accrued expenses	7,121.3	6,481.7	5,855.5
Deferred income taxes	160.0	144.3	133.2
Long-term borrowings	15,892.5	16,814.5	16,374.2
Retirement benefits and other liabilities	5,968.7	5,784.9	5,674.6
Total liabilities	39,595.1	36,963.4	35,684.5

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2011 – 536,431,204)	3,231.1	3,106.3	3,075.0
Common stock in treasury	(6,723.9)	(5,789.5)	(5,598.0)
Retained earnings	14,017.7	12,353.1	12,023.1
Accumulated other comprehensive income (loss)	(2,997.3)	(3,379.6)	(3,384.9)
Total Deere & Company stockholders’ equity	7,527.6	6,290.3	6,115.2
Noncontrolling interests	12.4	13.1	10.6
Total stockholders’ equity	7,540.0	6,303.4	6,125.8
Total Liabilities and Stockholders’ Equity	$47,135.1	$43,266.8	$41,810.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2011 and 2010
(In millions of dollars) Unaudited

	2011	2010
Cash Flows from Operating Activities
Net income	$2,135.8	$1,414.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	17.8	84.8
Provision for depreciation and amortization	677.9	692.9
Share-based compensation expense	50.8	61.5
Undistributed earnings of unconsolidated affiliates	1.1	(1.0)
Provision (credit) for deferred income taxes	(324.8)	106.6
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(978.8)	(1,169.2)
Inventories	(1,774.6)	(1,067.9)
Accounts payable and accrued expenses	571.9	619.9
Accrued income taxes payable/receivable	266.3	128.9
Retirement benefits	351.1	(67.3)
Other	(358.4)	284.0
Net cash provided by operating activities	636.1	1,088.1

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	9,317.4	8,390.9
Proceeds from maturities and sales of marketable securities	24.5	23.5
Proceeds from sales of equipment on operating leases	522.8	463.5
Government grants related to property and equipment		92.3
Proceeds from sales of businesses, net of cash sold	894.4	25.0
Cost of receivables acquired (excluding receivables related to sales)	(10,286.7)	(9,032.5)
Purchases of marketable securities	(256.1)	(55.0)
Purchases of property and equipment	(681.5)	(457.5)
Cost of equipment on operating leases acquired	(397.4)	(381.8)
Acquisitions of businesses, net of cash acquired	(60.8)	(43.1)
Other	(143.5)	(41.3)
Net cash used for investing activities	(1,066.9)	(1,016.0)

Cash Flows from Financing Activities
Increase in total short-term borrowings	844.3	239.9
Proceeds from long-term borrowings	3,515.1	1,836.9
Payments of long-term borrowings	(2,795.2)	(2,599.6)
Proceeds from issuance of common stock	165.9	68.0
Repurchases of common stock	(1,093.2)	(102.8)
Dividends paid	(422.2)	(356.2)
Excess tax benefits from share-based compensation	66.8	19.3
Other	(36.3)	(28.1)
Net cash provided by (used for) financing activities	245.2	(922.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13.3	(47.5)

Net Decrease in Cash and Cash Equivalents	(172.3)	(898.0)
Cash and Cash Equivalents at Beginning of Period	3,790.6	4,651.7
Cash and Cash Equivalents at End of Period	$3,618.3	$3,753.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Nine Months Ended July 31, 2010 and 2011

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1
Net income	1,414.9	$1,407.7			1,407.7		7.2
Other comprehensive income (loss)
Retirement benefits adjustment	312.1	312.1				312.1
Cumulative translation adjustment	(121.5)	(121.3)				(121.3)	(.2)
Unrealized gain on derivatives	14.0	14.0				14.0
Unrealized gain on investments	3.6	3.6				3.6
Comprehensive income	1,623.1	$1,616.1					7.0

Repurchases of common stock	(102.8)			(102.8)
Treasury shares reissued	69.5			69.5
Dividends declared	(365.3)				(365.1)		(.2)
Stock options and other	78.5		78.8				(.3)
Balance July 31, 2010	$6,125.8		$3,075.0	$(5,598.0)	$12,023.1	$(3,384.9)	$10.6

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	2,135.8	$2,130.3			2,130.3		5.5
Other comprehensive income (loss)
Retirement benefits adjustment	171.6	171.6				171.6
Cumulative translation adjustment	197.9	197.9				197.9
Unrealized gain on derivatives	13.2	13.2				13.2
Unrealized loss on investments	(.4)	(.4)				(.4)
Comprehensive income	2,518.1	$2,512.6					5.5

Repurchases of common stock	(1,093.2)			(1,093.2)
Treasury shares reissued	158.8			158.8
Dividends declared	(469.9)				(465.7)		(4.2)
Stock options and other	122.8		124.8				(2.0)
Balance July 31, 2011	$7,540.0		$3,231.1	$(6,723.9)	$14,017.7	$(2,997.3)	$12.4

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	July 31 2011	October 31 2010	July 31 2010
Intercompany receivables	$14	$10	$13
Inventories	36	32	54
Property and equipment - net	4	4	5
Other assets	14	11	6
Total assets	$68	$57	$78

Short-term borrowings			$5
Accounts payable and accrued expenses	$64	$55	72
Total liabilities	$64	$55	$77

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

The assets and liabilities of these wind energy VIEs consisted of the following in millions of dollars:

	October 31 2010	July 31 2010
Receivables - net		$2
Property and equipment - net		130
Other assets		1
Assets held for sale *	$133
Total assets	$133	$133

Intercompany borrowings	$50	$46
Accounts payable and accrued expenses	5	5
Total liabilities	$55	$51

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $291 million and $249 million in the first nine months of 2011 and 2010, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $41 million and $39 million at July 31, 2011 and 2010, respectively.

(3)       New accounting standards adopted in the first nine months of 2011 were as follows:

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

New accounting standards to be adopted are as follows:

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements.  The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which are required in the first quarter of fiscal year 2012.  The adoption in 2010 did not have a material effect and the future adoption will not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income.  The ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements.  In either presentation, adjustments for items that are reclassified from other comprehensive income to net income must be shown on the face of the financial statements.  The other comprehensive income items may be shown net of tax effects with the taxes disclosed in a note, or pretax with the total taxes presented in one amount.  The requirements do not change how earnings per share is calculated or presented.  The effective date will be the first quarter of fiscal year 2013 and must be applied retrospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)       Comprehensive income, which includes all changes in total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

Net income	$714.8	$619.5	$2,135.8	$1,414.9
Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	69.3	85.1	171.6	312.1
Cumulative translation adjustment	(46.2)	(46.0)	197.9	(121.5)
Unrealized gain (loss) on derivatives	3.6	(7.9)	13.2	14.0
Unrealized gain (loss) on investments	3.0	3.0	(.4)	3.6
Comprehensive income	$744.5	$653.7	$2,518.1	$1,623.1

For the third quarter of 2011 and 2010, the table above includes noncontrolling interests’ comprehensive income of $2.3 million and $2.5 million, which consists of net income of $2.5 million and $2.5 million and cumulative translation adjustments of $(.2) million and none, respectively.  For the first nine months of 2011 and 2010, the table includes noncontrolling interests’ comprehensive income of $5.5 million and $7.0 million, which consists of net income of $5.5 million and $7.2 million and cumulative translation adjustments of none and $(.2) million, respectively.

(5)       Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

Dividends declared	$.41	$.30	$1.11	$.86
Dividends paid	$.35	$.28	$1.00	$.84

(6)       A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010
Net income attributable to Deere & Company	$ 712.3	$ 617.0	$ 2,130.3	$ 1,407.7
Less income allocable to participating securities	.3	.2	.8	.5
Income allocable to common stock	$ 712.0	$ 616.8	$ 2,129.5	$ 1,407.2
Average shares outstanding	417.4	424.5	419.9	424.1
Basic per share	$ 1.71	$ 1.45	$ 5.07	$ 3.32

Average shares outstanding	417.4	424.5	419.9	424.1
Effect of dilutive share-based compensation	4.6	4.5	5.3	4.3
Total potential shares outstanding	422.0	429.0	425.2	428.4
Diluted per share	$ 1.69	$ 1.44	$ 5.01	$ 3.28

During the third quarter of 2011, 3.9 million shares related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.  During the first nine months of 2011, no shares were excluded.  During both periods of 2010, 1.9 million shares were excluded.

(7)       The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for retired employees in the U.S. and Canada.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010
Service cost	$50	$42	$149	$129
Interest cost	124	126	372	382
Expected return on plan assets	(199)	(189)	(597)	(570)
Amortization of actuarial loss	39	28	112	87
Amortization of prior service cost	10	10	31	31
Settlements/curtailments	1	14	1	17
Net cost	$25	$31	$68	$76

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010
Service cost	$11	$11	$33	$33
Interest cost	81	84	244	252
Expected return on plan assets	(28)	(30)	(85)	(91)
Amortization of actuarial loss	68	78	203	233
Amortization of prior service credit	(4)	(5)	(11)	(12)
Net cost	$128	$138	$384	$415

During the first nine months of 2011, the Company contributed approximately $58 million to its pension plans and $34 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $24 million to its pension plans and $9 million to its other postretirement benefit plans in the remainder of fiscal year 2011.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)       The Company’s unrecognized tax benefits at July 31, 2011 were $207 million, compared to $218 million at October 31, 2010.  The liability at July 31, 2011 consisted of approximately $54 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The 2007 and 2008 U.S. Internal Revenue Service examinations were closed in the third quarter of 2011.  All U.S. federal examinations of the Company’s income tax returns prior to 2009 have now been completed.  The changes in the unrecognized tax benefits in the first nine months of 2011 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

(9)               Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2011	2010	% Change	2011	2010	% Change
Net sales and revenues:
Agriculture and turf	$6,371	$5,217	+22	$17,740	$14,462	+23
Construction and forestry	1,351	1,007	+34	3,823	2,547	+50
Total net sales	7,722	6,224	+24	21,563	17,009	+27
Financial services *	550	528	+4	1,548	1,532	+1
Other revenues	100	85	+18	290	262	+11
Total net sales and revenues	$8,372	$6,837	+22	$23,401	$18,803	+24
Operating profit: **
Agriculture and turf	$859	$824	+4	$2,579	$2,128	+21
Construction and forestry	110	66	+67	304	65	+368
Financial services *	194	148	+31	529	360	+47
Total operating profit	1,163	1,038	+12	3,412	2,553	+34
Other reconciling items ***	(451)	(421)	+7	(1,282)	(1,145)	+12
Net income attributable to Deere & Company	$712	$617	+15	$2,130	$1,408	+51

Identifiable assets:
Agriculture and turf				$9,399	$7,255	+30
Construction and forestry				2,735	2,186	+25
Financial services *				29,236	26,707	+9
Corporate				5,765	5,662	+2
Total assets				$47,135	$41,810	+13

Intersegment sales and revenues:
Agriculture and turf net sales	$26	$16	+63	$71	$42	+69
Construction and forestry net sales	4	3	+33	15	6	+150
Financial services *	57	62	-8	164	173	-5

Equipment operations outside the U.S. and Canada:
Net sales	$3,364	$2,255	+49	$8,860	$6,307	+40
Operating profit	300	208	+44	848	533	+59

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

	Years
	2010	2009
Financial Services
Revenues	$2,073	$2,029
Intersegment revenues	224	255
Operating profit	499	242
Identifiable assets	27,507	25,964

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	July 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$94	$64	$25	$183
Construction and forestry	49	25	13	87
Other:
Agriculture and turf	25	11	21	57
Construction and forestry	13	4	6	23
Total	$181	$104	$65	$350

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	Total Past Due	Total Non- performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$183	$160	$13,772	$14,115
Construction and forestry	87	19	1,222	1,328
Recreational products			4	4
Other:
Agriculture and turf	57	17	5,650	5,724
Construction and forestry	23	8	933	964
Total	$350	$204	$21,581	22,135
Less allowance for doubtful receivables				217
Total financing receivables - net				$21,918

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	July 31, 2011
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Balance, beginning of period	$143	$44	$34	$221
Provision (credit)	(3)	3	3	3
Write-offs	(4)	(11)	(2)	(17)
Recoveries	2	6	1	9
Other changes *	1			1
Balance, end of period	$139	$42	$36	$217

	Nine Months Ended
	July 31, 2011
Allowance:
Balance, beginning of period	$144	$44	$37	$225
Provision	5	8	2	15
Write-offs	(24)	(31)	(6)	(61)
Recoveries	9	21	1	31
Other changes *	5		2	7
Balance, end of period	$139	$42	$36	$217
Balance individually evaluated	$1		$2	$3
Balance collectively evaluated	$138	$42	$34	$214

Financing receivables:
Balance, end of period	$15,447	$2,532	$4,156	$22,135
Balance individually evaluated	$17		$11	$28
Balance collectively evaluated	$15,430	$2,532	$4,145	$22,107

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

An analysis of the impaired financing receivables in millions of dollars follows:

	July 31, 2011
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
Receivables with specific allowance: *
Retail notes	$2	$2	$1	$2
Operating loans	2	2	2	4
Wholesale notes				1
Financing leases	1	1		1
Total	5	5	3	8

Receivables without a specific allowance:
Retail notes	12	12		11
Financing leases	1	1		1
Total	$18	$18	$3	$20
Agriculture and turf	$10	$10	$3	$12
Construction and forestry	$8	$8		$8

* Finance income recognized was not material.

(11)	Securitization of financing receivables:

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors.  The resulting secured borrowings are included in “Short-term securitization borrowings” on the balance sheet.  The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash.  For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.  No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,746 million, $1,739 million and $1,850 million at July 31, 2011, October 31, 2010 and July 31, 2010, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,622 million, $1,654 million and $1,765 million at July 31, 2011, October 31, 2010 and July 31, 2010 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $205 million and liabilities (short-term securitization borrowings and accrued interest) of $190 million at July 31, 2011.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $613 million, $589 million and $877 million at July 31, 2011, October 31, 2010 and July 31, 2010, respectively.  The liabilities (short-term borrowings and accrued interest) related to these conduits were $570 million, $557 million and $815 million at July 31, 2011, October 31, 2010 and July 31, 2010, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2011
Carrying value of liabilities	$ 570
Maximum exposure to loss	613

The total assets of unconsolidated VIEs related to securitizations were approximately $22 billion at July 31, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2011	October 31 2010	July 31 2010
Financing receivables securitized (retail notes)	$2,505	$2,265	$2,663
Allowance for credit losses	(24)	(27)	(31)
Other assets	83	90	95
Total restricted securitized assets	$2,564	$2,328	$2,727

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2011	October 31 2010	July 31 2010
Short-term securitization borrowings	$2,381	$2,209	$2,577
Accrued interest on borrowings	1	2	3
Total liabilities related to restricted securitized assets	$2,382	$2,211	$2,580

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2011, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2011	October 31 2010	July 31 2010
Raw materials and supplies	$1,628	$1,201	$1,082
Work-in-process	567	483	454
Finished goods and parts	3,954	2,777	2,975
Total FIFO value	6,149	4,461	4,511
Less adjustment to LIFO basis	1,461	1,398	1,336
Inventories	$4,688	$3,063	$3,175

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2009:
Goodwill	$698	$628	$1,326
Less accumulated impairment losses	289		289
Goodwill-net	409	628	1,037

Translation adjustments	(4)	(36)	(40)
Other	1	(5)	(4)

Balance July 31, 2010:
Goodwill	695	587	1,282
Less accumulated impairment losses	289		289
Goodwill-net	$406	$587	$993

Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill-net	389	610	999

Translation adjustments	6	20	26
Other	(2)		(2)

Balance July 31, 2011:
Goodwill	709	630	1,339
Less accumulated impairment losses	316		316
Goodwill-net	$393	$630	$1,023

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31
	Years	2011	2010
Amortized intangible assets:
Customer lists and relationships	14	$111	$97
Technology, patents, trademarks and other	15	104	92
Total at cost		215	189
Less accumulated amortization **		86	67
Total		129	122
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$133	$126

*                Weighted-averages

**         Accumulated amortization at July 31, 2011 and 2010 for customer lists and relationships totaled $52 million and $42 million and technology, patents, trademarks and other totaled $34 million and $25 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2011 was $6 million and $15 million and for 2010 was $4 million and $15 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2011 - $5, 2012 - $19, 2013 - $17, 2014 - $16 and 2015 - $15.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $220 million and $203 million at July 31, 2011 and 2010, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2011	2010	2011	2010

Balance, beginning of period	$860	$710	$762	$727
Payments	(140)	(126)	(413)	(379)
Amortization of premiums received	(23)	(26)	(69)	(73)
Accruals for warranties	153	146	502	396
Premiums received	30	20	86	65
Foreign exchange	(7)	4	5	(8)
Balance, end of period	$873	$728	$873	$728

At July 31, 2011, the Company had approximately $230 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2011, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2011 was approximately five years.

At July 31, 2011, the Company had commitments of approximately $423 million for the construction and acquisition of property and equipment.  Also, at July 31, 2011, the Company had pledged assets of $104 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $60 million at July 31, 2011, for which it believes the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at July 31, 2011.

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

(15)  The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2011		October 31, 2010		July 31, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Financing receivables - net	$ 19,437	$ 19,439	$ 17,682	$ 17,759	$ 16,236	$ 16,322
Financing receivables securitized - net	2,481	2,486	2,238	2,257	2,632	2,650
Short-term securitization borrowings	2,381	2,394	2,209	2,229	2,577	2,600

Long-term borrowings due within one year:
Equipment operations	$ 96	$ 97	$ 40	$ 42
Financial services	4,941	5,027	3,214	3,267	$ 3,782	$ 3,816
Total	$ 5,037	$ 5,124	$ 3,254	$ 3,309	$ 3,782	$ 3,816

Long-term borrowings:
Equipment operations	$ 3,372	$ 3,789	$ 3,329	$ 3,745	$ 3,182	$ 3,595
Financial services	12,521	12,903	13,486	14,048	13,192	13,737
Total	$ 15,893	$ 16,692	$ 16,815	$ 17,793	$ 16,374	$ 17,332

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

(16)  Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2011*	2010*	2010*
Marketable securities
U.S. government debt securities	$ 270	$ 63	$ 69
Municipal debt securities	31	28	25
Corporate debt securities	79	63	60
Residential mortgage-backed securities **	79	72	76
Other debt securities		2	2
Total marketable securities	459	228	232
Other assets
Derivatives:
Interest rate contracts	388	493	533
Foreign exchange contracts	17	24	8
Cross-currency interest rate contracts	1	3	4
Total assets ***	$ 865	$ 748	$ 777

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$ 12	$ 38	$ 51
Foreign exchange contracts	86	23	32
Cross-currency interest rate contracts	10	48	96
Total liabilities	$ 108	$ 109	$ 179

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $238 million, $36 million and $42 million at July 31, 2011, October 31, 2010 and July 31, 2010, respectively.

**	Primarily issued by U.S. government sponsored enterprises.

***

Excluded from this table are the Company’s cash and cash equivalents, which are carried at par value or amortized cost approximating fair value. The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of marketable securities at July 31, 2011 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 107	$ 107
Due after one through five years	152	155
Due after five through 10 years	68	74
Due after 10 years	42	44
Residential mortgage-backed securities	74	79
Marketable securities	$ 443	$ 459

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Nine Months Ended
	July 31	October 31	July 31	July 31
	2011	2010	2010	2011	2010
Retail notes	$ 1	$3	$3		$1
Operating loans	1		1
Financing leases	1	1	3		4
Wholesale notes		17	19		3
Financing receivables	$ 3	$21	$26		$8

Goodwill		$34
Property and equipment held for sale **		$918

*	Does not include cost to sell.
**	See Note 19.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at July 31, 2011, October 31, 2010 and July 31, 2010, was $5 million, $16 million and $34 million, respectively.  The Company, due to its credit rating, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include collateral support arrangements.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $406 million, $520 million and $545 million as of July 31, 2011, October 31, 2010 and July 31, 2010, respectively.  The amount of collateral received at July 31, 2011, October 31, 2010 and July 31, 2010 to offset this potential maximum loss was $33 million, $85 million and $78 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $13 million, $58 million and $93 million as of July 31, 2011, October 31, 2010 and July 31, 2010, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2011, October 31, 2010 and July 31, 2010 were $350 million, $1,060 million and $1,430 million, respectively, and the notional amount of cross-currency interest rate contracts was $853 million, $849 million and $849 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2011 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax.  These contracts mature in up to 30 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2011, October 31, 2010 and July 31, 2010 were $7,283 million, $6,640 million and $7,113 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were gains of $3 million and $1 million during the third quarter of 2011 and 2010, respectively, and a loss of $2 million and a gain of $1 million during the first nine months of 2011 and 2010, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2011	2010	2011	2010
Interest rate contracts *	$103	$134	$(37)	$110
Borrowings **	(100)	(133)	35	(109)

*

Includes changes in fair values of interest rate contracts excluding net accrued interest income of $42 million and $54 million during the third quarter of 2011 and 2010 and $129 million and $176 million during the first nine months of 2011 and 2010, respectively.

**

Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $69 million and $84 million during the third quarter of 2011 and 2010 and $207 million and $261 million during the first nine months of 2011 and 2010, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2011, October 31, 2010 and July 31, 2010 were $2,765 million, $2,702 million and $2,838 million, the foreign exchange contracts were $3,362 million, $2,777 million and $2,343 million and the cross-currency interest rate contracts were $49 million, $60 million and $58 million, respectively.  At July 31, 2011, October 31, 2010 and July 31, 2010, there were also $1,052 million, $1,055 million and $1,135 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	July 31 2011	October 31 2010	July 31 2010
Designated as hedging instruments:
Interest rate contracts	$360	$457	$496

Not designated as hedging instruments:
Interest rate contracts	28	36	37
Foreign exchange contracts	17	24	8
Cross-currency interest rate contracts	1	3	4
Total not designated	46	63	49

Total derivatives	$406	$520	$545

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$1	$18	$27
Cross-currency interest rate contracts	7	47	95
Total designated	8	65	122

Not designated as hedging instruments:
Interest rate contracts	11	20	24
Foreign exchange contracts	86	23	32
Cross-currency interest rate contracts	3	1	1
Total not designated	100	44	57
Total derivatives	$108	$109	$179

The classification and gains (losses), which include accrued interest expense, related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2011	2010	2011	2010
Fair Value Hedges:
Interest rate contracts	Interest	$145	$188	$92	$286

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(6)	(5)	(12)
Foreign exchange contracts	OCI (pretax) *	(20)	(39)	34	(91)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(19)	(18)	(58)
Foreign exchange contracts	Other *	(24)	(13)	27	(66)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	**	**	**	**
Foreign exchange contracts	Other	**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$3	$5	$1	$6
Foreign exchange contracts	Cost of sales	(8)	13	(80)	(14)
Foreign exchange contracts	Other *	1	19	(177)	(21)
Total		$(4)	$37	$(256)	$(29)

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

The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service.  The compensation cost for performance/service based units, which is based on the fair value at the grant date, is also recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded.  At July 31, 2011, the Company was authorized to grant an additional 16.8 million shares related to stock option and restricted stock awards.

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

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Net Sales and Revenues
Net sales	$7,721.6	$6,224.0
Finance and interest income	21.9	14.6	$531.2	$493.4
Other income	112.2	91.5	75.8	96.6
Total	7,855.7	6,330.1	607.0	590.0

Costs and Expenses
Cost of sales	5,792.5	4,520.0
Research and development expenses	312.0	256.3
Selling, administrative and general expenses	716.4	630.7	102.8	122.9
Interest expense	49.3	45.1	148.6	159.4
Interest compensation to Financial Services	47.3	50.8
Other operating expenses	52.8	53.9	161.9	159.2
Total	6,970.3	5,556.8	413.3	441.5

Income of Consolidated Group before Income Taxes	885.4	773.3	193.7	148.5
Provision for income taxes	301.2	261.7	68.3	46.5
Income of Consolidated Group	584.2	511.6	125.4	102.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	125.6	102.1	.2	.1
Other	5.0	5.8
Total	130.6	107.9	.2	.1
Net Income	714.8	619.5	125.6	102.1
Less: Net income attributable to noncontrolling interests	2.5	2.5
Net Income Attributable to Deere & Company	$712.3	$617.0	$125.6	$102.1

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Net Sales and Revenues
Net sales	$21,563.0	$17,009.5
Finance and interest income	55.5	47.9	$1,542.2	$1,462.6
Other income	335.8	281.3	169.5	242.9
Total	21,954.3	17,338.7	1,711.7	1,705.5

Costs and Expenses
Cost of sales	15,994.2	12,491.4
Research and development expenses	879.3	758.1
Selling, administrative and general expenses	2,016.1	1,770.0	301.8	364.6
Interest expense	151.2	133.8	468.2	516.1
Interest compensation to Financial Services	136.6	142.6
Other operating expenses	139.2	127.4	413.6	465.4
Total	19,316.6	15,423.3	1,183.6	1,346.1

Income of Consolidated Group before Income Taxes	2,637.7	1,915.4	528.1	359.4
Provision for income taxes	860.6	780.3	180.0	86.0
Income of Consolidated Group	1,777.1	1,135.1	348.1	273.4

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	348.9	274.1	.8	.6
Other	9.8	5.8
Total	358.7	279.9	.8	.6
Net Income	2,135.8	1,415.0	348.9	274.0
Less: Net income (loss) attributable to noncontrolling interests	5.5	7.3		(.1)
Net Income Attributable to Deere & Company	$2,130.3	$1,407.7	$348.9	$274.1

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	July 31 2011	October 31 2010	July 31 2010	July 31 2011	October 31 2010	July 31 2010

Assets

Cash and cash equivalents	$3,167.8	$3,348.3	$3,333.5	$450.5	$442.3	$420.2
Marketable securities	200.4			259.0	227.9	232.3
Receivables from unconsolidated subsidiaries and affiliates	2,054.4	1,712.6	1,373.4		1.6	2.0
Trade accounts and notes receivable - net	1,061.8	999.8	804.0	3,547.5	2,979.7	3,340.4
Financing receivables - net	8.2	9.4	10.4	19,428.7	17,672.8	16,225.7
Financing receivables securitized - net				2,480.6	2,238.3	2,631.8
Other receivables	744.3	889.5	642.7	224.4	49.4	68.1
Equipment on operating leases - net				2,015.0	1,936.2	1,777.9
Inventories	4,687.7	3,063.0	3,175.4
Property and equipment - net	4,003.4	3,722.4	3,381.4	65.4	68.3	1,017.2
Investments in unconsolidated subsidiaries and affiliates	3,481.3	3,420.2	3,350.1	7.9	7.0	6.3
Goodwill	1,023.2	998.6	992.9
Other intangible assets - net	129.4	113.0	122.1	4.0	4.0	4.0
Retirement benefits	230.1	145.8	196.8	29.0	31.4	5.1
Deferred income taxes	2,959.7	2,737.1	2,763.6	103.1	103.2	97.7
Other assets	472.5	381.2	331.2	621.2	812.9	879.0
Assets held for sale					931.4
Total Assets	$24,224.2	$21,540.9	$20,477.5	$29,236.3	$27,506.4	$26,707.7

Liabilities and Stockholders’ Equity
Short-term borrowings	$480.4	$85.0	$92.1	$7,447.5	$5,240.7	$4,816.2
Short-term securitization borrowings				2,380.9	2,208.8	2,577.3
Payables to unconsolidated subsidiaries and affiliates	143.8	205.2	163.3	2,022.1	1,673.7	1,341.5
Accounts payable and accrued expenses	6,645.3	5,757.1	5,198.5	1,248.9	1,253.3	1,292.0
Deferred income taxes	98.3	92.0	82.4	299.5	415.5	319.6
Long-term borrowings	3,371.5	3,328.6	3,181.9	12,521.0	13,485.9	13,192.3
Retirement benefits and other liabilities	5,944.9	5,771.6	5,635.1	51.9	43.8	43.6
Total liabilities	16,684.2	15,239.5	14,353.3	25,971.8	24,321.7	23,582.5

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2011 — 536,431,204)	3,231.1	3,106.3	3,075.0	1,565.6	1,722.5	1,722.5
Common stock in treasury	(6,723.9)	(5,789.5)	(5,598.0)
Retained earnings	14,017.7	12,353.1	12,023.1	1,495.4	1,335.2	1,312.0
Accumulated other comprehensive income (loss)	(2,997.3)	(3,379.6)	(3,384.9)	203.5	125.0	89.1
Total Deere & Company stockholders’ equity	7,527.6	6,290.3	6,115.2	3,264.5	3,182.7	3,123.6
Noncontrolling interests	12.4	11.1	9.0		2.0	1.6
Total stockholders’ equity	7,540.0	6,301.4	6,124.2	3,264.5	3,184.7	3,125.2
Total Liabilities and Stockholders’ Equity	$24,224.2	$21,540.9	$20,477.5	$29,236.3	$27,506.4	$26,707.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2011 and 2010

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
Cash Flows from Operating Activities
Net income	$2,135.8	$1,415.0	$348.9	$274.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	2.5	1.8	15.3	83.0
Provision for depreciation and amortization	439.7	416.3	293.0	319.9
Undistributed earnings of unconsolidated subsidiaries and affiliates	(82.8)	(132.5)	(.8)	(.6)
Provision (credit) for deferred income taxes	(372.0)	95.7	47.2	11.0
Changes in assets and liabilities:
Receivables	(24.9)	(168.1)		(8.4)
Inventories	(1,483.6)	(818.8)
Accounts payable and accrued expenses	686.7	729.9	134.7	2.8
Accrued income taxes payable/receivable	274.7	108.4	(8.4)	20.5
Retirement benefits	340.9	(79.5)	10.2	12.2
Other	(182.4)	191.0	(77.9)	198.2
Net cash provided by operating activities	1,734.6	1,759.2	762.2	912.6

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			10,169.3	9,318.5
Proceeds from maturities and sales of marketable securities			24.5	23.5
Proceeds from sales of equipment on operating leases			522.8	463.5
Government grants related to property and equipment				92.3
Proceeds from sales of businesses, net of cash sold	894.4	25.0
Cost of receivables acquired (excluding trade and wholesale)			(11,187.4)	(9,800.5)
Purchases of marketable securities	(200.5)		(55.5)	(55.0)
Purchases of property and equipment	(680.2)	(432.0)	(1.3)	(25.4)
Cost of equipment on operating leases acquired			(790.6)	(718.4)
Acquisitions of businesses, net of cash acquired	(60.8)	(34.7)		(8.3)
Increase in trade and wholesale receivables			(1,153.5)	(1,287.5)
Other	(135.3)	(60.6)	(73.4)	(1.7)
Net cash used for investing activities	(182.4)	(502.3)	(2,545.1)	(1,999.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	312.7	(86.0)	531.7	325.9
Change in intercompany receivables/payables	(845.3)	(924.8)	845.3	924.8
Proceeds from long-term borrowings	90.4	139.4	3,424.7	1,697.4
Payments of long-term borrowings	(11.5)	(311.5)	(2,783.6)	(2,288.1)
Proceeds from issuance of common stock	165.9	68.0
Repurchases of common stock	(1,093.2)	(102.8)
Dividends paid	(422.2)	(356.2)	(264.1)	(142.0)
Excess tax benefits from share-based compensation	66.8	19.3
Other	(12.9)	(14.2)	40.4	29.8
Net cash provided by (used for) financing activities	(1,749.3)	(1,568.8)	1,794.4	547.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16.6	(44.4)	(3.3)	(3.1)

Net Increase (Decrease) in Cash and Cash Equivalents	(180.5)	(356.3)	8.2	(541.7)
Cash and Cash Equivalents at Beginning of Period	3,348.3	3,689.8	442.3	961.9
Cash and Cash Equivalents at End of Period	$3,167.8	$3,333.5	$450.5	$420.2

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

Trends and Economic Conditions

Industry farm machinery sales in the U.S. and Canada for 2011 are forecast to be up 5 to 10 percent for the year.  Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.  Industry sales of farm machinery in the EU 27 nations of Western and Central Europe are forecast to increase by 10 to 15 percent, while sales in the Commonwealth of Independent States are expected to be notably higher.  Sales in Asia are forecast to rise sharply again this year.  In South America, industry sales are projected to be down about 5 percent, compared with the strong levels of 2010.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same as last year.  The Company’s agriculture and turf segment sales increased 22 percent for the third quarter and 23 percent for the first nine months of 2011.  These sales are forecast to increase by about 21 percent for the full year with a positive foreign currency translation impact of about 4 percent.  U.S. construction equipment markets reflect somewhat improved conditions in relation to last year’s low level and increased activity outside the U.S. and Canada.  Worldwide forestry markets are experiencing a further rebound after last year’s strong gains, with particular improvement in Europe.  The Company’s construction and forestry sales were up 34 percent in the third quarter and 50 percent in the first nine months of 2011.  These sales are forecast to increase by about 45 percent for the year.  Net income attributable to Deere & Company for the Company’s financial services operations in 2011 is forecast to increase to approximately $460 million.

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

Increased sales of large farm machinery are having a major impact on the Company’s performance.  Construction equipment sales are moving higher in spite of weakness in the North American residential and commercial construction sectors.  The Company’s investment in new products and expanded global capacity puts the Company on a sound footing to address the world’s growing need for food, shelter and infrastructure.  Concerns over the health of the global economy and turmoil in world financial markets have introduced additional uncertainty into the near term outlook.

2011 Compared with 2010

Net income attributable to Deere & Company for the third quarter was $712.3 million, or $1.69 per share, compared with $617.0 million, or $1.44 per share, for the same period last year.  For the first nine months, net income attributable to Deere & Company was $2,130 million, or $5.01 per share, compared with $1,408 million, or $3.28 per share, last year.

Worldwide net sales and revenues increased 22 percent to $8,372 million for the third quarter of 2011, compared with $6,837 million a year ago, and increased 24 percent to $23,401 million for the first nine months, compared with $18,803 million a year ago.  Net sales of the equipment operations were $7,722 million for the third quarter and $21,563 million for the first nine months, compared with $6,224 million and $17,009 million for the respective periods last year.  Net sales of the worldwide equipment operations increased 24 percent for the third quarter and 27 percent for the first nine months.  Sales included a 6 percent favorable foreign currency translation effect for the third quarter and 4 percent for the first nine months and price increases of 3 percent for both periods.  Equipment net sales in the U.S. and Canada increased 10 percent for the current quarter and 19 percent for the first nine months.  Outside the U.S. and Canada net sales were up 49 percent for the third quarter and 40 percent for the first nine months with favorable foreign currency translation effects of 16 percent and 8 percent, respectively.

The Company’s equipment operations reported operating profit of $969 million for the third quarter and $2,883 million for the first nine months, compared with $890 million and $2,193 million last year.  The increases were largely due to the impact of higher shipment volumes and improved price realization, partially offset by higher raw material costs and increased selling, administrative and general expenses.

Net income of the Company’s equipment operations was $584 million for the third quarter and $1,777 million for the first nine months, compared with $512 million and $1,135 million for the respective periods last year.  The same operating factors mentioned above affected quarterly and nine-month results.  In addition, a lower tax rate benefited performance for the first nine months of this year.

Financial services reported net income attributable to Deere & Company of $125.6 million for the third quarter and $348.9 million for the first nine months, compared with $102.1 million and $274.1 million for the same periods last year.  Results for both periods were higher primarily due to growth in the credit portfolio and a lower provision for credit losses, partially offset by narrower financing spreads.

Business Segment Results

•                  Agriculture and Turf.  Agriculture and turf sales increased 22 percent for the third quarter and 23 percent for the first nine months this year largely due to higher shipment volumes, the favorable effects of currency translation and improved price realization.  Operating profit was $859 million for the quarter and $2,579 million year to date, compared with $824 million and $2,128 million, respectively, last year.  The improvement in both periods primarily was due to the impact of higher shipment volumes and improved price realization, partially offset by increases in raw material costs and selling, administrative and general expenses.

•                  Construction and Forestry.  Construction and forestry sales increased 34 percent for the third quarter and were up 50 percent for the first nine months this year, mainly due to higher shipment volumes and improved price realization.  The segment had operating profit of $110 million for the quarter and $304 million for nine months, compared with $66 million and $65 million for the same periods last year.  Operating profit for both periods increased primarily due to higher shipment and production volumes and improved price realization, partially offset by increased raw material costs and selling, administrative and general expenses.

•                  Financial Services.  The financial services segment had an operating profit of $194 million for the third quarter and $529 million for the first nine months, compared with $148 million and $360 million in the same periods last year.  Operating profit for both periods was higher primarily due to growth in the credit portfolio and a lower provision for credit losses, partially offset by narrower financing spreads.  Total revenues of the financial services operations, including intercompany revenues, increased 3 percent to $607 million in the current quarter from $590 million in the third quarter of 2010 and were approximately the same in the first nine months at $1,712 million this year, compared to $1,706 million last year.  The average balance of receivables and leases financed was 14 percent higher in the third quarter and 13 percent higher in the first nine months of 2011, compared with the same periods last year.  Interest expense decreased 7 percent in the current quarter and 9 percent in the first nine months of 2011 as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 2.38 to 1 for the third quarter this year, compared with 1.96 to 1 in the same period last year.  The ratio was 2.18 to 1 for the first nine months this year, compared to 1.72 to 1 in the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2011 were 75.0 percent and 74.2 percent, respectively, compared to 72.6 percent and 73.4 percent in the same periods last year.  Both periods increased primarily due to increased raw material and production costs, including costs related to Interim Tier 4 emission requirements and higher compensation expenses, partially offset by improved price realization.

Finance and interest income increased in both periods due to growth in the credit portfolio, partially offset by lower average financing rates.  Other income decreased in the first nine months this year primarily as a result of lower revenues due to the sale of the wind energy business (see Note 19) and lower crop insurance revenues.  Research and development costs increased in both periods primarily due to increased spending in support of new products and Interim and Final Tier 4 emission requirements.  Selling, administrative and general expenses were higher in the third quarter and first nine months primarily due to higher sales commissions and foreign currency translation with the first nine months also affected by increased compensation expenses.  Interest expense decreased in both periods due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses decreased in the first nine months primarily due to lower depreciation expense due to the sale of the wind energy business and lower crop insurance claims and costs.  The effective tax rate for the provision for income taxes was lower in the first nine months, primarily due to the effect of the tax charge related to the enactment of the health care legislation last year.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 25 percent for fiscal year 2011 and about 20 percent for the fourth quarter, compared with the same periods a year ago.  Included is a favorable currency translation impact of about 4 percent for both periods.  For the full year, net income attributable to Deere & Company is anticipated to be approximately $2,700 million.  Reflecting improvement from the Company’s previous estimate, the annual forecast includes a negative impact of approximately $70 million in sales and $10 million in operating profit from the effects of the Japanese earthquake and tsunami earlier this year.

•                  Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 21 percent for fiscal year 2011, with a favorable currency translation impact of about 4 percent.  Farmers in the world’s major markets are experiencing solid levels of income due to rising demand for agricultural commodities as well as high crop prices.

Industry farm machinery sales in the U.S. and Canada are forecast to be up 5 to 10 percent for the year, following a healthy advance in 2010.  Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to increase by 10 to 15 percent, while sales in the Commonwealth of Independent States are expected to be notably higher.  Farm conditions have remained generally favorable in both areas, though adverse weather has negatively affected harvest activity and grain quality in parts of Europe.  Sales in Asia are forecast to rise sharply again this year.

In South America, industry sales for the year are projected to be down about 5 percent versus strong levels of 2010.  The decline, primarily due to weakness in the small tractor market in Brazil and adverse trade policies in Argentina, is being partly offset by strength in large farm equipment.  The Company’s sales in the region are benefitting from a broader line of recently introduced products.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same as in 2010.

•                  Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 45 percent for fiscal year 2011.  The increase reflects market conditions that are somewhat improved in relation to last year’s low level and increased activity outside of the U.S. and Canada.  Construction equipment sales to independent rental companies are seeing significant growth.  World forestry markets are experiencing a further rebound after last year’s strong gains, with particular improvement in Europe.

•                  Financial Services.  Fiscal year 2011 net income attributable to Deere & Company for the financial services operations is expected to be approximately $460 million.  The forecast increase from 2010 is primarily due to growth in the portfolio and a lower provision for credit losses.

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of dry weather in parts of the U.S. and wet weather in parts of Eastern and Western Europe); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), carbon emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2011 were $636 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, an increase in the net retirement benefits liability and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in inventories and trade receivables along with an increase in overall demand.  Cash outflows from investing activities were $1,067 million in the first nine months of this year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $844 million, purchases of property and equipment of $682 million, and purchases of marketable securities exceeding sales and maturities of marketable securities by $232 million.  The investing cash outflows were partially offset by proceeds from sales of businesses of $894 million.  Cash inflows from financing activities were $245 million in the first nine months of 2011, primarily due to an increase in borrowings of $1,564 million and proceeds from issuance of common stock of $166 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $1,093 million and dividends paid of $422 million.  Cash and cash equivalents decreased $172 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2010 were $1,088 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in trade receivables and inventories.  Cash outflows from investing activities were $1,016 million in the first nine months of last year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $560 million, and purchases of property and equipment of $458 million.  Cash outflows from financing activities were $923 million in the first nine months of 2010, primarily due to a decrease in borrowings of $523 million, dividends paid of $356 million and repurchases of common stock of $103 million, which were partially offset by proceeds from issuance of common stock of $68 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $898 million during the first nine months last year.

Given the continued volatility in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2011, October 31, 2010 and July 31, 2010 was $2,830 million, $2,028 million and $1,105 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,078 million, $4,019 million and $3,986 million, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,062 million at July 31, 2011, $2,170 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2011 was a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2013.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and Capital Corporation stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2011 was $8,463 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,717 million at July 31, 2011.  All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $380 million during the first nine months of 2011 primarily due to a seasonal increase, higher overall demand and foreign currency translation.  These receivables increased $317 million, compared to a year ago, primarily due to the improvement in construction and forestry equipment demand and foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at July 31, 2011, compared to 15 percent at October 31, 2010 and 16 percent at July 31, 2010.  Agriculture and turf trade receivables increased $89 million and construction and forestry trade receivables increased $228 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at July 31, 2011, October 31, 2010 and July 31, 2010.

Deere & Company’s stockholders’ equity was $7,528 million at July 31, 2011, compared with $6,290 million at October 31, 2010 and $6,115 million at July 31, 2010.  The increase of $1,238 million during the first nine months of 2011 resulted primarily from net income attributable to Deere & Company of $2,130 million, a change in the cumulative translation adjustment of $198 million, a change in the retirement benefits adjustment of $172 million and an increase in common stock of $125 million, which were partially offset by an increase in treasury stock of $934 million and dividends declared of $466 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2011 were $1,735 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, an increase in the net retirement benefits liability and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $181 million in the first nine months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2010 were $1,759 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from a seasonal increase in inventories and trade receivables.  Cash and cash equivalents decreased $356 million in the first nine months last year.

Trade receivables held by the equipment operations increased $62 million during the first nine months and $258 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,625 million during the first nine months, primarily due to a seasonal increase, higher production to meet increased overall demand and foreign currency translation.  Inventories increased $1,512 million, compared to a year ago, due to higher production to meet increased demand and foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 29 percent at July 31, 2011, compared to 26 percent at October 31, 2010 and 28 percent at July 31, 2010.

Total interest-bearing debt of the equipment operations was $3,852 million at July 31, 2011, compared with $3,414 million at the end of fiscal year 2010 and $3,274 million at July 31, 2010.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 34 percent, 35 percent and 35 percent at July 31, 2011, October 31, 2010 and July 31, 2010, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2011 were $680 million, compared with $432 million in the same period last year.  Capital expenditures for the equipment operations in 2011 are expected to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2011, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $762 million in the first nine months.  Cash provided by financing activities totaled $1,794 million in the first nine months, resulting primarily from an increase in external borrowings of $1,173 million and a decrease in receivables from the equipment operations of $845 million, primarily due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations (see Note 19), partially offset by dividends paid of $264 million.  Cash used by investing activities totaled $2,545 million in the first nine months, primarily due to the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $1,286 million, and an increase in trade and wholesale receivables of $1,154 million.  Cash and cash equivalents increased $8 million in the first nine months this year.

During the first nine months of 2010, the aggregate cash provided by the beginning balance of cash and cash equivalents, operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $913 million in the first nine months last year.  Cash provided by financing activities totaled $548 million in the first nine months last year, resulting primarily from an increase in payables to the equipment operations of $925 million, partially offset by a decrease in external borrowings of $265 million and dividends paid of $142 million.  Cash used by investing activities totaled $1,999 million in the first nine months, primarily due to the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $737 million, and an increase in trade and wholesale receivables of $1,287 million.  Cash and cash equivalents decreased $542 million in the first nine months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $2,645 million during the first nine months of 2011 and $3,496 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 14 percent higher in the first nine months of 2011, compared with the same period last year.  Acquisition volumes of operating loans, financing leases, retail notes, revolving charge accounts and operating leases were all higher in the first nine months of 2011, compared to the same period last year.  Trade receivables and wholesale notes also increased, compared to October 31, 2010 and July 31, 2010.  Total receivables and leases administered by the credit operations, which include receivables administered but not owned, amounted to $27,627 million at July 31, 2011, compared with $25,029 million at October 31, 2010 and $24,186 million at July 31, 2010.  At July 31, 2011, the unpaid balance of all receivables administered but not owned, was $155 million, compared with $202 million at October 31, 2010 and $210 million at July 31, 2010.

Total external interest-bearing debt of the financial services operations was $22,349 million at July 31, 2011, compared with $20,935 million at the end of fiscal year 2010 and $20,586 million at July 31, 2010.  Total external borrowings increased during the first nine months of 2011 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in receivables/payables owed to the equipment operations and the level of equity.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.5 to 1 at July 31, 2011, compared with 7.1 to 1 at October 31, 2010 and 7.0 to 1 at July 31, 2010.

During November 2010, Capital Corporation renewed a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At July 31, 2011, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2011, $760 million of secured short-term borrowings was outstanding under the agreement.

In April 2011, the financial services operations entered into a $1,106 million retail note securitization transaction.  During the first nine months of 2011, the financial services operations also issued $3,425 million and retired $2,784 million of long-term borrowings.  The issuances and retirements were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on August 31, 2011 declared a quarterly dividend of $.41 per share payable November 1, 2011, to stockholders of record on September 30, 2011.

During August 2011, the Company’s financial services operations issued $500 million of medium-term notes with a fixed rate of 1.85% due in September 2016, which were swapped to a variable interest rate of .95% at date of issuance.

Item 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                              CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A) and the subsequent quarterly reports filed on Form 10-Q (Part II, Item 1A).  There has been no material change in this information, except for the addition of the risk factor set forth below.  The risks described in the annual report on Form 10-K, the quarterly reports on Form 10-Q and in Item 1A and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.  Additional risks and uncertainties not currently known to the Company or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

The reallocation of radio frequency spectrums could disrupt or degrade the reliability of John Deere’s high-precision augmented Global Positioning System (GPS) technology, which could impair John Deere’s ability to develop and market GPS-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of GPS signals and augmented GPS services which link equipment, operations, owners, dealers and technicians.  These services depend on satellite and radio frequency allocations governed by international and local agencies.  Any international or local reallocation of radio frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications of the permitted uses of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions.  For John Deere’s agricultural customers, the inability to use high-precision augmented GPS services could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs.  For construction customers, disrupting GPS applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies.  These cost increases could significantly reduce customers’ profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2011 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	467	$ 90.26	467	64.9

Jun 1 to Jun 30	2,694	81.69	2,694	62.1

Jul 1 to Jul 31	2,789	82.42	2,789	59.2

Total	5,950		5,950

(1)

During the third quarter of 2011, the Company had a share repurchase plan that was announced in May 2007 to purchase up to 40 million shares of the Company’s common stock.  In May 2008, an announcement was made to purchase up to $5 billion of additional shares of the Company’s common stock after the previous 40 million share plan was completed.  The share repurchases under the May 2007 plan were completed in June 2011.  The maximum number of shares that may yet be purchased above at the end of June and July is based on the remaining shares under the $5 billion plan using the end of third quarter closing share price of $78.51 per share.

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

DEERE & COMPANY

Date:	September 1, 2011	By:	/s/ J. M. Field
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