Form 10-K
period 2011-10-31
DEERE & CO
filed 2011-12-19
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2011 was $40,839,142,890. At November 30, 2011, 404,125,788 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 29, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.                                                     BUSINESS.

Products

Deere & Company (the Company) and its subsidiaries (collectively called John Deere) have operations which are categorized into three major business segments.

The agriculture and turf segment primarily manufactures and distributes a full line of farm and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties.

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.”

Additional information is presented in the discussion of business segment and geographic area results on page 20. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

In spite of an unsettled global economy, demand for the Company’s products is expected to experience substantial growth in fiscal year 2012 and the Company is forecasting further increases in sales and earnings as a result. Company equipment sales are projected to increase about 15 percent for the year and 16 to 18 percent for the first quarter, compared with the same periods of 2011. Included is a favorable currency translation impact of about 3 percent for the first quarter and about 1 percent for the year. Net income attributable to Deere & Company for the year is anticipated to be approximately $3.2 billion.

Agriculture & Turf. Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 15 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. Farmers in the world’s major markets are continuing to experience favorable incomes due to strong demand for agricultural commodities. The Company’s sales are expected to benefit as well from advanced new products being launched throughout the world and major expansion projects such as those in emerging markets.

Industry farm machinery sales in the United States (U.S.) and Canada are forecast to increase 5 to 10 percent in 2012, following an increase in 2011. Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to be approximately the same for 2012 as a result of general economic concerns in the region. Sales in the Commonwealth of Independent States are expected to be moderately higher, after rising substantially in 2011. Sales in Asia are forecast to increase strongly again in 2012. In South America, industry sales for the year are projected to be about the same as the strong levels of 2011.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly in 2012.

Construction & Forestry. Worldwide sales of the Company’s construction and forestry equipment are forecast to grow by about 16 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. The increase reflects slightly improved market conditions and improved activity outside of the U.S., including strength in Canada. Construction equipment sales to independent rental companies are expected to see further gains. The Company’s sales also are expected to be supported by a range of advanced new products and by geographic expansion. After considerable growth in 2011, world forestry markets are projected to be about the same in 2012 due to weaker economic conditions in Europe.

Financial Services. Fiscal year 2012 net income attributable to Deere & Company for the financial services operations is expected to be approximately $450 million. The forecast decline from 2011 is primarily due to an increase in the provision for credit losses, which is anticipated to return to a more typical level, as well as higher selling, administrative and general expenses in support of enterprise growth initiatives. Partially offsetting these items is expected growth in the credit portfolio.

2011 Consolidated Results Compared with 2010

Worldwide net income attributable to Deere & Company in 2011 was $2,800 million, or $6.63 per share diluted ($6.71 basic), compared with $1,865 million, or $4.35 per share diluted ($4.40 basic), in 2010. Net sales and revenues increased 23 percent to $32,013 million in 2011, compared with $26,005 million in 2010. Net sales of the equipment operations increased 25 percent in 2011 to $29,466 million from $23,573 million last year. The sales increase, which was primarily due to higher shipment volumes, also included a favorable effect for foreign currency translation of 3 percent and price realization of 3 percent. Net sales in the U.S. and Canada increased 17 percent in 2011. Net sales outside the U.S. and Canada increased by 38 percent in 2011, which included a favorable effect of 7 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $3,839 million in 2011, compared with $2,909 million in 2010. The higher operating profit was primarily due to higher shipment volumes and improved price realization, partially offset by increased raw material costs, higher manufacturing overhead costs related to new products, higher selling, administrative and general expenses and increased research and development expenses.

The equipment operations’ net income was $2,329 million in 2011, compared with $1,492 million in 2010. The same operating factors mentioned above and a lower effective tax rate in 2011 affected these results.

Net income of the financial services operations attributable to Deere & Company in 2011 increased to $471 million, compared with $373 million in 2010. The increase was primarily a result of growth in the credit portfolio and a lower provision for credit losses. Additional information is presented in the discussion of the “Worldwide Financial Services Operations” on page 20.

The cost of sales to net sales ratio for 2011 was 74.4 percent, compared with 73.8 percent last year. The increase was primarily due to increased raw material costs and higher manufacturing overhead costs related to new products, partially offset by improved price realization.

Additional information on 2011 results is presented on pages 19 - 20.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agricultural and turf equipment and related service parts. The segment’s global operating model is designed to enable faster geographic growth and increase the segment’s competitiveness. Pursuant to this model, the segment consolidates all markets into four geographical customer focus areas to facilitate comprehensive customer understanding and deliver optimal customer service. As an additional component of the global operating model, the segment’s equipment operations are consolidated into five product platforms — crop harvesting (combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders); turf and utility (utility vehicles, riding lawn equipment, walk-behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications; and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors and related attachments). John Deere also purchases certain products from other manufacturers for resale.

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

In addition to the John Deere brand, the agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier and Green Systems brand names, and manufactures and sells walk-behind mowers and scarifiers in Europe under the SABO brand name and tractors in China under the Benye brand name. John Deere manufactures its agricultural and turf equipment for sale primarily through independent retail dealer networks, and also builds products for sale by mass retailers, including The Home Depot and Lowe’s.

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and governmental policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, and a growing proportion of sales in many countries outside the U.S. and Canada, is comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, as John Deere expands its business globally, especially in developing countries where demand for smaller equipment is greater, John Deere’s sales of small tractors below 100 horsepower are increasing and John Deere offers a number of harvesting solutions to support the development of mechanized harvesting of grain, oilseeds, cotton, sugar and biomass.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada and the U.S., there are typically several used equipment trade-in transactions for most new agricultural equipment sales. To provide support to the Company’s dealers for these used equipment trade-ins, John Deere provides dealers in these countries with a pool of funds, awarded to dealers as a percentage of the dealer cost for certain new eligible equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

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

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell licenses John Deere to manufacture articulated dump trucks in the U.S. for John Deere’s distribution under the John Deere brand name in North, Central and South America. John Deere licenses Bell to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere-manufactured construction equipment under the Bell brand name and forestry equipment under the John Deere brand name in certain territories of Africa. Bell and John Deere are in discussions to terminate the manufacturing and license agreements and retain Bell as a dealer of construction and forestry equipment.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and track log loaders in the U.S. and Canada, and have established a new joint venture for the manufacture of excavators in Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the U.S., Finland and New Zealand are distributed by Hitachi in certain Asian markets.

Outside the U.S. and Canada, the construction and forestry segment has a joint venture in China for the manufacture of hydraulic excavators with Xuzhou Bohui Science & Technology Development CO. Ltd. (Xuzhou) known as Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (XCGJD). In India, the construction and forestry segment manufactures construction equipment branded Leyland Deere through its joint venture with Ashok Leyland Limited, known as Ashok Leyland John Deere Construction Equipment Company Private Limited (ALJD). The segment has also established manufacturing capacity for construction and forestry equipment in Russia, and is establishing manufacturing capacity for construction equipment in Brazil and China.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc. and Nortrax Canada Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the U.S. and Canada. John Deere also owns a retail construction and forestry sales operation in Russia and owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Sweden and the United Kingdom.

Competition

The equipment operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, John Deere’s brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Global N.V., Kubota Tractor Corporation and The Toro Company, and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each have varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a diverse variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China, India and Russia where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. John Deere has continued to increase its global manufacturing capacity to compete in these markets. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets. The agriculture and turf segment’s global operating model is designed to enhance the segment’s competitive position by reducing complexity, implementing standard processes and increasing customer focus, speed and flexibility while building on the segment’s broad global reach and deep understanding of the agriculture and turf care markets.

The construction and forestry segment operates in highly competitive North American and global markets, and is seeking to grow its competitive position in other parts of the world, including Brazil, China, India and Russia. Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Tigercat Industries Inc. and Ponsse Plc. The segment manufactures construction, earthmoving and material handling equipment for over 90 percent of the types of equipment used in North America.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,226 million or 4.2 percent of net sales in 2011, $1,052 million or 4.5 percent in 2010 and $977 million or 4.7 percent in 2009.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 19 factory locations and lease and operate another four locations, which contain approximately 27.1 million square feet of floor space. Of these 23 factories, 15 are devoted primarily to agriculture and turf equipment, three to construction and forestry equipment, one to engines, two to engine and component remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; a construction and forestry assembly operation in Russia; engine factories in Argentina, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. Construction equipment factories are being added in Brazil and China, and an engine factory is being added in China. In addition, John Deere Water has manufacturing operations outside of North America in Argentina, Australia, Brazil, Chile, France, India, Israel and Spain. These factories and manufacturing operations outside the U.S. and Canada contain approximately 17.8 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines a majority of which are manufactured for John Deere’s equipment operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., an industrial truck manufacturer in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada and the Hitachi joint venture that will build hydraulic excavators in Brazil, the XCGJD joint venture that builds excavators, the ALJD joint venture that builds backhoes and four-wheel-drive loaders, ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products and a venture that remanufactures turbochargers, diesel particulate filters and electronics.

John Deere’s facilities are well maintained, in good operating condition and are suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Capacity is adequate to satisfy John Deere’s current expectations for retail market demand. The equipment operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions and changing customer requirements. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

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

Capital Expenditures. The equipment operations’ capital expenditures totaled $1,047 million in 2011, compared with $796 million in 2010 and $772 million in 2009. Provisions for depreciation applicable to these operations’ property and equipment during these years were $510 million, $477 million and $450 million, respectively. Capital expenditures for the equipment operations in 2012 are currently estimated to be $1,200 million to $1,300 million. The 2012 expenditures will relate primarily to U.S. Tier 4 emission requirements, the modernization and restructuring of key manufacturing facilities, the construction of new manufacturing facilities, and the development of new products. Future levels of capital expenditures will depend on business conditions.

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

Marketing

In the U.S. and Canada, the equipment operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Olathe, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; and one construction, earthmoving, material handling and forestry equipment sales and administration office located in Moline, Illinois. In addition, the equipment operations operate a centralized parts distribution warehouse in coordination with eight regional parts depots and distribution centers in the U.S. and Canada.

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,496 dealer locations, most of which are independently owned. Of these, approximately 1,546 sell agricultural equipment, while 418 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 418 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations, and about 532 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s. John Deere Landscapes operates its business from approximately 423 branch locations throughout the U.S. and Canada.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, Ireland, New Zealand, Russia and Singapore. Some of these dealers are independently owned while John Deere owns others. The equipment operations operate centralized parts distribution warehouses in Brazil, Germany and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom.

John Deere Water operates from 24 sales and marketing locations and 26 warehousing locations in 16 countries including Argentina, Australia, Brazil, Chile, China, Ecuador, France, India, Israel, Italy, Mexico, Peru, Russia, Spain, Turkey and the U.S. John Deere Water’s products are marketed through approximately 1,500 independent dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings and ready to assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality and delivery, and weather-related events including natural disasters. In fiscal year 2011, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $5.5 billion at October 31, 2011, compared with $4.3 billion at October 31, 2010. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise primarily from sales of goods to independent dealers. Most trade receivables originated by the equipment operations are purchased by the financial services operations. The equipment operations compensate the financial services operations at approximate market rates of interest for these receivables. Additional information appears in Note 12 to the Consolidated Financial Statements.

FINANCIAL SERVICES

U.S. and Canada. The Company’s financial services segment primarily provides and administers financing for retail purchases from John Deere dealers of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry segments and used equipment taken in trade for this equipment. In the U.S., certain subsidiaries included in the financial services segment also offer crop risk mitigation products and extended equipment warranties.

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Credit Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC (formerly John Deere Limited), the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the financial services operations finance and service operating loans, in most cases offered through and acquired from farm input providers or through direct relationships with agricultural producers or agribusinesses (operating loans). Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

The financial services operations offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local government. Leases are usually written for periods of four months to sixty months, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Credit Inc. and John Deere Canada ULC.

The financial services operations’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) provide for retention of a security interest in the equipment financed. The financial services operations’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally 10 percent to 30 percent. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The financial services operations generally receive compensation from the sales companies at approximate market interest rates for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the equipment operations.

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2011 and 2010, Capital Corporation’s ratios were 2.18 to 1 and 1.89 to 1, respectively, and never less than 1.96 to 1 and 1.61 to 1 for any fiscal quarter of 2011 and 2010, respectively. The Company has also committed to continue to own at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2011 or 2010.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, China, New Zealand, and in several countries in Europe and in Latin America, and has announced plans to offer lease financing in  Russia. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Capital Expenditures. The financial services operations’ capital expenditures (cost reductions) totaled $2 million in 2011, compared with $(1) million in 2010 and $(5) million in 2009. The capital expenditures for 2010 and 2009 were more than offset by cost reductions due to becoming eligible for government grants for certain wind energy investments related to costs recognized in prior and current periods. Provisions for depreciation applicable to these operations’ property and equipment during these years were $6 million, $64 million and $62 million, respectively. Capital expenditures for the financial services operations in 2011 are not expected to be significant. The Company sold the wind energy business for approximately $900 million after 2010 fiscal year end (see Note 4).

Additional information on the financial services operations appears on pages 20, 21, 23, 25 and 26.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply, and believes it is in compliance, in all material respects, with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters, or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of the Company. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere products.

The U.S. Environmental Protection Agency has issued increasingly stringent regulations concerning permissible emissions of off-road engines, and governmental agencies throughout the world are similarly enacting more stringent laws to reduce off-road engine emissions. John Deere has achieved, and plans to continue to achieve, compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added, and will continue to add, to the cost of John Deere’s products.

EMPLOYEES

At October 31, 2011, John Deere had approximately 61,300 full-time employees, including approximately 32,300 employees in the U.S. and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 39 percent of John Deere’s U.S. employees. Most of the Company’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

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

Name, age and office (at December 1, 2011), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	58	Chairman and Chief Executive Officer	2010

August 2009-February 2010 President and Chief Executive Officer; June 2009-August 2009 President and Chief Operating Officer; 2005-2009 President, Worldwide Construction & Forestry Division and John Deere Power Systems

David C. Everitt	59	President, Agriculture & Turf Division-North America, Asia, Australia, Sub-Saharan and South Africa, and Global Tractor and Turf Products	2009	January 2006-May 2009 President, Agricultural Division - North America, Australia, Asia and Global Tractor & Implement Sourcing
James M. Field	48	Senior Vice President and Chief Financial Officer	2009	2007-2009 President, Worldwide Commercial & Consumer Equipment Division; 2002-2007 Vice President and Comptroller
Jean H. Gilles	54	Senior Vice President John Deere Power Systems, Worldwide Parts Services, Advanced Technology and Engineering and Global Supply Management and Logistics	2010

June 2009-June 2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group and Advanced Technology and Engineering; 2005-2009 Senior Vice President, John Deere Power Systems

James A. Israel	55	President, Worldwide Financial Services Division	2006	Has held this position for the last five years
James R. Jenkins	66	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Michael J. Mack, Jr.	55	President, Worldwide Construction & Forestry Division	2009	2006-2009 Senior Vice President and Chief Financial Officer; 2004-2006 Vice President and Treasurer
Markwart von Pentz	48	President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products	2009

2007-2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing; 2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East; 2005-2006 Vice President Agricultural Marketing U.S. & Canada

ITEM 1A.              RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 19 and, specifically, the risks and uncertainties described in the Safe Harbor Statement on pages 21 and 22. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. While trade agreements may expand opportunities, trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material adverse effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Furthermore, changes in government farm program and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity and/or stabilize financial markets may not be effective and could have a material impact on John Deere’s customers and markets. John Deere’s operations and results could also be impacted by financial regulatory reform which could have an adverse affect on the financial services segment and John Deere’s customers by limiting their ability to finance purchases of John Deere products. Governmental policies on taxes and spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and for different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices will benefit John Deere’s crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to, and its success in developing market share and operating profitably in, additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their propensity to purchase John Deere’s equipment. Sustained or negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry segment are dependent on construction activity and general economic conditions. Sustained low levels or decreases in construction activity and housing starts could have a material adverse effect on the Company’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, negative or uncertain economic conditions and outlook can cause significant changes in capital market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect John Deere’s business, results of operations and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to countries using the euro as their currency (the “Eurozone”) that are in financial difficulty and seek such support.

In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent financial stability mechanism, the European Stability Mechanism (the “ESM”), which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries after June 2013. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.

These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro- denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of the Company and John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for John Deere products.

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

Because the financial services segment provides financing for a significant portion of John Deere sales worldwide, John Deere’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere’s sales worldwide. The financial services segment’s inability to access funds or to access funds at cost effective rates to support its financing activities to John Deere’s customers could have a material adverse effect on John Deere’s business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment’s write-offs and provisions for credit losses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the regulations implementing the Act, could impose additional supervisory, financial and reporting requirements and compliance costs on the Company and the Company’s financial services operations and could therefore adversely affect the Company and its financial services segment.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Federal Reserve, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until regulations have been finalized and implemented, the Act and its regulations could impose additional reporting requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for the Company and the Company’s financial services operations and could adversely affect the Company and its financial services segment’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potential high growth markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agricultural and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can also prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components and whole goods, which have fluctuated significantly in the past and which are more likely to occur during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, was unable to recover the increased costs from its customers. Supply chain disruptions due to supplier financial viability, capacity constraints, business continuity, quality, delivery, or disruptions due to weather related or natural disaster events could similarly affect John Deere’s operations and profitability.

John Deere’s equipment operations and financial services segment are subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of John Deere’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to John Deere. In addition, credit market dislocations, including as a result of Eurozone concerns, could have an impact on funding costs which are very important to the Company’s financial services segment because such costs affect the segment’s ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

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

John Deere’s equipment operations must meet new and increasingly stringent engine emission reduction standards, including Interim Tier 4, Final Tier 4 and Stage IIIb non-road diesel emission requirements applicable to many engines manufactured by John Deere and used in many models of John Deere agricultural and construction and forestry equipment. In order to meet these standards, John Deere has incurred and continues to incur substantial research and development costs and is introducing many new equipment models, largely due to the implementation of these more rigorous standards. While John Deere has developed and is executing comprehensive plans to meet these requirements, and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the near future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs (which would increase John Deere’s operating costs through higher utility, transportation and materials costs). The regulation of GHG emissions from non-road sources could require further changes to the design of John Deere’s engines and equipment. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of the mandates or standards, John Deere is unable to predict its significance at this time.

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

The reallocation of radio frequency spectrums could disrupt or degrade the reliability of John Deere’s high precision augmented Global Positioning System (GPS) technology, which could impair John Deere’s ability to develop and market GPS-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of GPS signals and augmented GPS services which link equipment, operations, owners, dealers and technicians. These services depend on satellite and radio frequency allocations governed by international and local agencies. Any international or local reallocation of radio frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications of the permitted uses of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions. For John Deere’s agricultural customers, the inability to use high-precision augmented GPS services could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs. For construction customers, disrupting GPS applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers’ profitability and demand for John Deere products.

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, and could compromise the Company’s and its customers’ and suppliers’ information, exposing the Company to liability which would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from dealers or other purchasers of John Deere equipment and from customers of the Company’s financial services operations. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                  PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 4.8 million square feet of floor space. Outside the U.S. and Canada the equipment operations also own or lease and occupy buildings housing three centralized parts distribution centers in Brazil, Germany and Russia and regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.8 million square feet of floor space. John Deere also owns facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.1 million square feet. John Deere has announced plans to increase parts facilities floor space in Argentina, Germany and South Africa.

The Company’s administrative offices and research facilities, all of which are owned by John Deere, together contain about 2.7 million square feet of floor space and miscellaneous other facilities total 1.7 million square feet.

Overall, John Deere owns approximately 52.3 million square feet of facilities and leases approximately 16 million additional square feet in various locations.

ITEM 3.	LEGAL PROCEEDINGS.

John Deere is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, software licensing, patent, trademark and environmental matters. John Deere believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           The Company’s common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company’s common stock, the number of stockholders and the data on dividends declared and paid per share in Notes 29 and 30.

(b)           Not applicable.

(c)           The Company’s purchases of its common stock during the fourth quarter of 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31	1,782	$72.76	1,782	59.5

Sept 1 to Sept 30	2,867	75.82	2,867	56.7

Oct 1 to Oct 31	3,346	67.75	3,346	53.7

Total	7,995		7,995

(1)   The Company has a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of the Company’s common stock. The maximum number of shares above that may yet be purchased under this plan is based on the October 31, 2011 closing share price of $75.90 per share. At October 31, 2011, $4,074 million of common stock remain to be purchased under the plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2011	2010	2009*	2008*	2007
For the Year Ended October 31:
Total net sales and revenues	$32,013	$26,005	$23,112	$28,438	$24,082
Income from continuing operations and net income attributable to Deere & Company	$2,800	$1,865	$873	$2,053	$1,822
Net income per share – basic**	$6.71	$4.40	$2.07	$4.76	$4.05
Net income per share – diluted**	$6.63	$4.35	$2.06	$4.70	$4.00
Dividends declared per share**	$1.52	$1.16	$1.12	$1.06	$.91
At October 31:
Total assets	$48,207	$43,267	$41,133	$38,735	$38,576
Long-term borrowings	$16,960	$16,815	$17,392	$13,899	$11,798

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

See the information under the caption “Management’s Discussion and Analysis” on pages 19 - 28.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” on page 28 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 29 - 63.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2011, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement expected to be filed January 13, 2012 but no later than February 12, 2012 (proxy statement), under the captions “Election of Directors,” “Directors Continuing in Office,” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

(c)           Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2011 Year-End” is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2011, 2010 and 2009	29

	Consolidated Balance Sheet as of October 31, 2011 and 2010	30

	Statement of Consolidated Cash Flows for the years ended October 31, 2011, 2010 and 2009	31

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2009, 2010 and 2011	32

	Notes to Consolidated Financial Statements	33

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2011, 2010 and 2009	68

(3)	Exhibits

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

OVERVIEW

Organization

The company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry. The company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offer crop risk mitigation products and extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services. The company’s operating segments consist of agriculture and turf, construction and forestry, and financial services. The previous credit segment and the “Other” segment were combined into the financial services segment at the beginning of the first quarter of 2011 (see Note 28). The “Other” segment consisted of an insurance business related to extended warranty policies for equipment that did not meet the materiality threshold of reporting. The following discussions of operating segment results and liquidity ratios have been revised to conform to the current segments.

Trends and Economic Conditions

Industry farm machinery sales in the U.S. and Canada for 2012 are forecast to be up approximately 5 to 10 percent, compared to 2011. Industry sales in the EU 27 nations of Western and Central Europe are forecast to be about the same in 2012, while sales in the Commonwealth of Independent States are expected to be moderately higher. Sales in Asia are forecast to increase strongly again in 2012. South American industry sales are projected to be approximately the same as 2011. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly. The company’s agriculture and turf equipment sales increased 21 percent in 2011 and are forecast to increase by about 15 percent for 2012. Construction equipment markets are forecast to slightly improve, while global forestry markets are expected to be about the same in 2012. The company’s construction and forestry sales increased 45 percent in 2011 and are forecast to increase by about 16 percent in 2012. Net income of the company’s financial services operations attributable to Deere & Company in 2012 is forecast to be approximately $450 million.

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

Supported by record 2011 performance, the company remains well positioned to implement its growth plans and capitalize on positive long-term economic trends. The company’s strong levels of cash flow are funding growth throughout the world and are being shared with investors in the form of dividends and share repurchases.

2011 COMPARED WITH 2010

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2011 was $2,800 million, or $6.63 per share diluted ($6.71 basic), compared with $1,865 million, or $4.35 per share diluted ($4.40 basic), in 2010. Net sales and revenues increased 23 percent to $32,013 million in 2011, compared with $26,005 million in 2010. Net sales of the equipment operations increased 25 percent in 2011 to $29,466 million from $23,573 million last year. The sales increase,which was primarily due to higher shipment volumes, also included a favorable effect for foreign currency translation of 3 percent and price realization of 3 percent. Net sales in the U.S. and Canada increased 17 percent in 2011. Net sales outside the U.S. and Canada increased by 38 percent in 2011, which included a favorable effect of 7 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $3,839 million in 2011, compared with $2,909 million in 2010. The higher operating profit was primarily due to higher shipment volumes and improved price realization, partially offset by increased raw material costs, higher manufacturing overhead costs related to new products, higher selling, administrative and general expenses and increased research and development expenses.

The equipment operations’ net income was $2,329 million in 2011, compared with $1,492 million in 2010. The same operating factors mentioned above and a lower effective tax rate in 2011 affected these results.

Net income of the financial services operations attributable to Deere & Company in 2011 increased to $471 million, compared with $373 million in 2010. The increase was primarily a result of growth in the credit portfolio and a lower provision for credit losses. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2011 was 74.4 percent, compared with 73.8 percent last year. The increase was primarily due to increased raw material costs and higher manufacturing overhead costs related to new products, partially offset by improved price realization.

Finance and interest income increased this year due to a larger average credit portfolio, partially offset by lower financing rates. Other income increased primarily as a result of higher insurance premiums and fees earned on crop insurance, largely offset by lower service revenues due to the sale of the wind energy business (see Note 4). Research and development expenses increased primarily as a result of increased spending in support of new products and Interim and Final Tier 4 emission requirements. Selling, administrative and general expenses increased primarily due to growth and higher sales commissions. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses decreased primarily due to lower depreciation expenses this year due to the sale of the wind energy business and the write-down of the related assets held for sale at the end of last year, partially offset by higher crop insurance claims and expenses this year. The effective tax rate for the provision for income taxes was lower this year primarily due to the effect of the tax expense related to the enactment of health care legislation in 2010 (see Note 8).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2011 were $603 million, compared with $658 million in 2010. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.0 percent in 2011 and 8.2 percent in 2010, or $906 million in 2011 and $883 million in 2010. The actual return was a gain of $695 million in 2011 and $1,273 million in 2010. In 2012, the expected return will be approximately 8.0 percent. The company expects postretirement benefit costs in 2012 to be approximately the same as 2011. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $122 million in 2011 and $836 million in 2010, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $650 million in 2010. Total company contributions in 2012 are expected to be approximately $466 million, which include direct benefit payments. The company has no required significant contributions to pension plan assets in 2012 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion relates to operating results by reportable segment and geographic area. Operating profit is income before certain external interest expense, certain foreign exchange gains or losses, income taxes and corporate expenses. However, operating profit of the financial services segment includes the effect of interest expense and foreign currency exchange gains or losses.

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,447 million in 2011, compared with $2,790 million in 2010. Net sales increased 21 percent this year primarily due to higher shipment volumes. Sales also increased due to improved price realization and foreign currency translation. The increase in operating profit was largely due to increased shipment volumes and improved price realization, partially offset by increased raw material costs, higher manufacturing overhead costs related to new products, higher selling, administrative and general expenses and increased research and development expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $392 million in 2011, compared with $119 million in 2010. Net sales increased 45 percent for the year primarily due to higher shipment volumes. Sales also increased due to improved price realization. The operating profit improvement in 2011 was primarily due to higher shipment and production volumes and improved price realization, partially offset by increased raw material costs, higher selling, administrative and general expenses and increased research and development expenses.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $725 million in 2011, compared with $499 million in 2010. The increase in operating profit was primarily due to growth in the credit portfolio and a lower provision for credit losses, partially offset by narrower financing spreads. Last year’s results were also affected by the write-down of wind energy assets that were held for sale (see Note 4). Total revenues of the financial services operations, including intercompany revenues, increased 3 percent in 2011, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 13 percent higher in 2011, compared with 2010. Interest expense decreased 7 percent in 2011 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 2.22 to 1 in 2011, compared with 1.77 to 1 in 2010.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $2,898 million in 2011, compared with $2,302 million in 2010. The increase was due to higher shipment volumes and improved price realization, partially offset by increased raw material costs, higher manufacturing overhead costs related to new products, increased selling, administrative and general expenses and higher research and development expenses. Net sales increased 17 percent primarily due to higher shipment volumes and improved price realization. The physical volume of sales increased 12 percent, compared with 2010.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $941 million in 2011, compared with $607 million in 2010. The increase was primarily due to the effects of higher shipment volumes and improved price realization, partially offset by higher raw material costs, higher manufacturing overhead costs related to new products, increased selling, administrative and general expenses and higher research and development costs. Net sales were 38 percent higher primarily reflecting increased volumes and the effect of foreign currency translation. The physical volume of sales increased 30 percent, compared with 2010.

MARKET CONDITIONS AND OUTLOOK

In spite of an unsettled global economy, demand for the company’s products is expected to experience substantial growth in fiscal year 2012 and the company is forecasting further increases in sales and earnings as a result. Company equipment sales are projected to increase about 15 percent for the year and 16 to 18 percent for the first quarter, compared with the same periods of 2011. Included is a favorable currency translation impact of about 3 percent for the first quarter and about 1 percent for the year. Net income attributable to Deere & Company for the year is anticipated to be approximately $3.2 billion.

Agriculture and Turf. Worldwide sales of the company’s agriculture and turf segment are forecast to increase by about 15 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. Farmers in the world’s major markets are continuing to experience favorable incomes due to strong demand for agricultural commodities. The company’s sales are expected to benefit as well from advanced new products being launched throughout the world and major expansion projects such as those in emerging markets.

Industry farm machinery sales in the U.S. and Canada are forecast to increase 5 to 10 percent in 2012, following an increase in 2011. Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.

Industry sales in the EU 27 nations of Western and Central Europe are forecast to be approximately the same for 2012 as a result of general economic concerns in the region. Sales in the Commonwealth of Independent States are expected to be moderately higher, after rising substantially in 2011. Sales in Asia are forecast to increase strongly again in 2012. In South America, industry sales for the year are projected to be about the same as the strong levels of 2011.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly in 2012.

Construction and Forestry. Worldwide sales of the company’s construction and forestry equipment are forecast to grow by about 16 percent for fiscal year 2012, with a favorable currency translation impact of about 1 percent. The increase reflects slightly improved market conditions and improved activity outside of the U.S., including strength in Canada. Construction equipment sales to independent rental companies are expected to see further gains. The company’s sales also are expected to be supported by a range of advanced new products and by geographic expansion. After considerable growth in 2011, world forestry markets are projected to be about the same in 2012 due to weaker economic conditions in Europe.

Financial Services. Fiscal year 2012 net income attributable to Deere & Company for the financial services operations is expected to be approximately $450 million. The forecast decline from 2011 is primarily due to an increase in the provision for credit losses, which is anticipated to return to a more typical level, as well as higher selling, administrative and general expenses in support of enterprise growth initiatives. Partially offsetting these items is expected growth in the credit portfolio.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Market Conditions and Outlook” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company’s businesses.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults. The sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, customers, and company operations and results. State debt crises also could negatively impact customers, suppliers, demand for equipment, and company operations and results. The company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4 and Final Tier 4 emission requirements), carbon emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations; compliance with U.S. and foreign laws when expanding to new markets; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the company operates. Customer and company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

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

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

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

2010 COMPARED WITH 2009

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2010 was $1,865 million, or $4.35 per share diluted ($4.40 basic), compared with $873 million, or $2.06 per share diluted ($2.07 basic), in 2009. Included in net income for 2009 were charges of $381 million pretax ($332 million after-tax), or $.78 per share diluted and basic, related to impairment of goodwill and voluntary employee separation expenses (see Note 5). Net sales and revenues increased 13 percent to $26,005 million in 2010, compared with $23,112 million in 2009. Net sales of the equipment operations increased 14 percent in 2010 to $23,573 million from $20,756 million in 2009. The sales increase was primarily due to higher shipment volumes. The increase also included a favorable effect for foreign currency translation of 3 percent and a price increase of 2 percent. Net sales in the U.S. and Canada increased 14 percent in 2010.

Net sales outside the U.S. and Canada increased by 14 percent in 2010, which included a favorable effect of 5 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $2,909 million in 2010, compared with $1,365 million in 2009. The higher operating profit was primarily due to higher shipment and production volumes, improved price realization, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by increased postretirement costs and higher incentive compensation expenses. The results in 2009 were also affected by a goodwill impairment charge and voluntary employee separation expenses.

The equipment operations’ net income was $1,492 million in 2010, compared with $677 million in 2009. The same operating factors mentioned above affected these results.

Net income of the company’s financial services operations attributable to Deere & Company in 2010 increased to $373 million, compared with $203 million in 2009. The increase was primarily a result of improved financing spreads and a lower provision for credit losses. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2010 was 73.8 percent, compared with 78.3 percent in 2009. The decrease was primarily due to higher shipment and production volumes, improved price realization, favorable effects of foreign currency exchange and lower raw material costs. A larger goodwill impairment charge and voluntary employee separation expenses affected the ratio in 2009.

Finance and interest income decreased in 2010 due to lower financing rates, partially offset by a larger average portfolio. Other income increased primarily as a result of an increase in wind energy income, higher commissions from crop insurance and higher service revenues. Research and development expenses increased primarily as a result of increased spending in support of new products including designing and producing products with engines to meet more stringent emissions regulations. Selling, administrative and general expenses increased primarily due to increased incentive compensation expenses, higher postretirement benefit costs and the effect of foreign currency translation. Interest expense decreased due to lower average borrowing rates and lower average borrowings. Other operating expenses increased primarily due to the write-down of wind energy assets classified as held for sale in 2010 (see Note 4). The equity in income of unconsolidated affiliates increased as a result of higher income from construction equipment manufacturing affiliates due to increased levels of construction activity.

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $2,790 million in 2010, compared with $1,448 million in 2009. Net sales increased 10 percent in 2010 primarily due to higher production and shipment volumes. Sales also increased due to foreign currency translation and improved price realization. The increase in operating profit was due to increased shipment and production volumes, improved price realization, the favorable effects of foreign currency exchange and lower raw material costs, partially offset by higher postretirement benefit costs and increased incentive compensation expenses. The results in 2009 were affected by a goodwill impairment charge and voluntary employee separation expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $119 million in 2010, compared with a loss of $83 million in 2009. Net sales increased 41 percent in 2010 due to higher shipment and production volumes. The operating profit improvement in 2010 was primarily due to higher shipment and production volumes, partially offset by higher postretirement benefit costs and increased incentive compensation expenses.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $499 million in 2010, compared with $242 million in 2009. The increase in operating profit was primarily due to improved financing spreads and a lower provision for credit losses. Total revenues of the financial services operations, including intercompany revenues, increased 1 percent in 2010, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 5 percent higher in 2010, compared with 2009. Interest expense decreased 28 percent in 2010 as a result of lower borrowing rates and lower average borrowings. The financial services operations’ ratio of earnings to fixed charges was 1.77 to 1 in 2010, compared with 1.26 to 1 in 2009.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $2,302 million in 2010, compared with $1,129 million in 2009. The increase was due to higher shipment and production volumes, improved price realization and lower raw material costs, partially offset by increased postretirement benefit costs and higher incentive compensation expenses. The operating profit in 2009 was affected by a goodwill impairment charge and voluntary employee separation expenses. Net sales increased 14 percent primarily due to higher volumes and improved price realization. The physical volume increased 10 percent, compared with 2009.

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

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2011 were $2,326 million. This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and an increase in the net retirement benefits liability, which were partially offset by an increase in inventories and trade receivables. Cash outflows from investing activities were $2,621 million in 2011, primarily due to the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $1,746 million, purchases of property and equipment of $1,057 million and purchases exceeding maturities and sales of marketable securities by $555 million, partially offset by proceeds from the sales of businesses of $911 million (see Note 4). Cash inflows from financing activities were $140 million in 2011 primarily due to an increase in borrowings of $2,208 million and proceeds from issuance of common stock of $170 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $1,667 million and dividends paid of $593 million. Cash and cash equivalents decreased $143 million during 2011.

Over the last three years, operating activities have provided an aggregate of $6,593 million in cash. In addition, increases in borrowings were $2,977 million, proceeds from sales of businesses were $946 million, proceeds from issuance of common stock were $316 million and proceeds from maturities and sales of marketable securities exceeded purchases by $216 million. The aggregate amount of these cash flows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections and the proceeds from sales of equipment on operating leases by $3,029 million, purchase property and equipment of $2,725 million, repurchase common stock of $2,029 million, pay dividends to stockholders of $1,550 million and acquire businesses for $156 million. Cash and cash equivalents increased $1,436 million over the three-year period.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the company. However, the company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2011 and 2010 was $1,279 million and $2,028 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,435 million and $4,019 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $720 million and $611 million at October 31, 2011 and 2010, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $5,080 million at October 31, 2011, $3,721 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2011 was a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2013. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2011 was $8,503 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,791 million at October 31, 2011. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $170 million in 2011. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 11 percent in 2011 and 15 percent in 2010. Total worldwide agriculture and turf receivables decreased $311 million and construction and forestry receivables increased $141 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent at October 31, 2011 and 2010.

Deere & Company’s stockholders’ equity was $6,800 million at October 31, 2011, compared with $6,290 million at October 31, 2010. The increase of $510 million resulted primarily from net income attributable to Deere & Company of $2,800 million and an increase in common stock of $145 million, which were partially offset by an increase in treasury stock of $1,503 million, dividends declared of $634 million and a change in the retirement benefits adjustment of $338 million.

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

Cash provided by operating activities of the equipment operations during 2011, including intercompany cash flows, was $2,998 million primarily due to net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and an increase in the net retirement benefits liability, partially offset by an increase in inventories and trade receivables.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $6,968 million in cash.

Trade receivables held by the equipment operations increased by $94 million during 2011. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories increased by $1,308 million in 2011 primarily reflecting the increase in production and sales. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 27 percent and 26 percent at October 31, 2011 and 2010, respectively.

Total interest-bearing debt of the equipment operations was $3,696 million at the end of 2011, compared with $3,414 million at the end of 2010 and $3,563 million at the end of 2009. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2011, 2010 and 2009 was 35 percent, 35 percent and 43 percent, respectively.

Property and equipment cash expenditures for the equipment operations in 2011 were $1,054 million, compared with $736 million in 2010. Capital expenditures in 2012 are estimated to be $1,200 million to $1,300 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

The cash provided by operating activities and financing activities was used for investing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $1,065 million in 2011. Cash used by investing activities totaled $3,231 million in 2011, primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $2,580 million and an increase in trade receivables and wholesale notes of $562 million. Cash provided by financing activities totaled $2,170 million in 2011, representing primarily an increase in external borrowings of $1,920 million and borrowings from Deere & Company of $553 million, partially offset by $340 million of dividends paid to Deere & Company. Cash and cash equivalents increased $17 million.

Over the last three years, the financial services operating activities, including intercompany cash flows, have provided $3,236 million in cash. In addition, an increase in total borrowings of $2,798 million and capital investment from Deere & Company of $173 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $4,564 million, fund an increase in trade receivables and wholesale notes of $1,552 million, pay dividends to Deere & Company of $557 million and fund purchases of property and equipment of $147 million. Cash and cash equivalents decreased $717 million over the three-year period.

Receivables and equipment on operating leases increased by $2,945 million in 2011, compared with 2010. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases increased 12 percent in 2011, compared with 2010. The volumes of financing leases, retail notes, operating leases and revolving charge accounts increased approximately 20 percent, 14 percent, 12 percent, and 10 percent, respectively, while operating loans decreased 9 percent. The amount of wholesale notes increased 33 percent and trade receivables decreased 6 percent during 2011.

At October 31, 2011 and 2010, net receivables and leases administered, which include receivables administered but not owned, were $27,918 million and $25,029 million, respectively.

Total external interest-bearing debt of the financial services operations was $22,894 million at the end of 2011, compared with $20,935 million at the end of 2010 and $20,988 million at the end of 2009. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.5 to 1 at the end of 2011, 7.1 to 1 at the end of 2010 and 7.2 to 1 at the end of 2009.

At October 31, 2011, Capital Corporation had a revolving credit agreement to utilize bank conduit facilities to securitize retail notes with a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2011, $1,384 million of secured short-term borrowings was outstanding under the agreement. During November 2011, the agreement was renewed and the capacity of the agreement was increased to $2,750 million.

In April 2011, the financial services operations entered into a $1,106 million public retail note securitization transaction. During 2011, the financial services operations also issued $5,586 million and retired $3,209 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 31, 2011, the company had approximately $230 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2011 was approximately five years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2011 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1year	years	years	5 years
On-balance-sheet
Debt*
Equipment operations	$3,666	$528	$990	$42	$2,106
Financial services**	22,478	7,720	8,500	3,073	3,185
Total	26,144	8,248	9,490	3,115	5,291
Interest relating to debt	3,740	748	798	590	1,604
Accounts payable	2,942	2,819	83	36	4
Capital leases	30	5	8	3	14
Off-balance-sheet
Purchase obligations	3,703	3,672	21	10
Operating leases	435	139	164	73	59
Total	$36,994	$15,631	$10,564	$3,827	$6,972

*                 Principal payments.

**          Notes payable of $2,777 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

The previous table does not include unrecognized tax benefit liabilities of approximately $199 million at October 31, 2011 since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

The sales incentive accruals at October 31, 2011, 2010 and 2009 were $1,122 million, $879 million and $806 million, respectively. The increases in 2011 and 2010 were primarily due to higher sales volumes.

                             The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .6 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .6 percent, the sales incentive accrual at October 31, 2011 would increase or decrease by approximately $35 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2011, 2010 and 2009 were $662 million, $559 million and $513 million, respectively. The changes were primarily due to higher sales volumes in 2011 and 2010.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .05 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .05 percent, the warranty accrual at October 31, 2011 would increase or decrease by approximately $20 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2011, 2010 and 2009 were $1,373 million, $693 million and $1,307 million, respectively. The OPEB liabilities, net of OPEB assets, on these same dates were $5,193 million, $4,830 million and $4,652 million, respectively. The increase in pension net liabilities in 2011 was primarily due to a decrease in discount rates, partially offset by the return on plan assets. The decrease in the pension net liabilities in 2010 was primarily due to the return on plan assets and company contributions, partially offset by a decrease in discount rates. The increases in the OPEB net liabilities in 2011 and 2010 were primarily due to the decreases in discount rates.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2011	2012
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(502)/530	$(22)/21
Expected return on assets	+/-.5		(45)/45
OPEB
Discount rate**	+/-.5	(397)/421	(54)/56
Expected return on assets	+/-.5		(6)/6
Health care cost trend rate**	+/-1.0	886/(683)	199/(152)

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

Based on this testing, the company identified one reporting unit in 2010 and one reporting unit in 2009 for which the goodwill was impaired. None were impaired in 2011. In the fourth quarter of 2010 and 2009, the company recorded a non-cash pretax charge in cost of sales of $27 million ($25 million after-tax) and $289 million ($274 million after-tax), respectively. The charges were related to write-downs of the goodwill associated with reporting units included in the agriculture and turf operating segment. The key factor contributing to the impairments was a decline in the reporting units’ forecasted financial performance (see Note 5).

A 10 percent decrease in the estimated fair value of the company’s reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2011.

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

The total allowance for credit losses at October 31, 2011, 2010 and 2009 was $269 million, $296 million and $316 million, respectively. The decreases in 2011 and 2010 were primarily due to decreases in loss experience.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .18 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .18 percent, the allowance for credit losses at October 31, 2011 would increase or decrease by approximately $50 million.

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

The total operating lease residual values at October 31, 2011, 2010 and 2009 were $1,425 million, $1,276 million and $1,128 million, respectively. The changes in 2011 and 2010 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $50 million.

FINANCIAL INSTRUMENT MARKET RISK INFORMATION

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The company’s financial services manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the local currencies. The company has entered into agreements related to the management of these foreign currency transaction risks.

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2011 would have been approximately $42 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2010 would have been approximately $3 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2012 would decrease the 2012 expected net cash inflows by $19 million. At October 31, 2010, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $15 million adverse effect on the 2011 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2011, 2010 and 2009

(In millions of dollars and shares except per share amounts)

	2011	2010	2009
Net Sales and Revenues
Net sales	$29,466.1	$23,573.2	$20,756.1
Finance and interest income	1,922.6	1,825.3	1,842.1
Other income	623.8	606.1	514.2
Total	32,012.5	26,004.6	23,112.4

Costs and Expenses
Cost of sales	21,919.4	17,398.8	16,255.2
Research and development expenses	1,226.2	1,052.4	977.0
Selling, administrative and general expenses	3,168.7	2,968.7	2,780.6
Interest expense	759.4	811.4	1,042.4
Other operating expenses	716.0	748.1	718.0
Total	27,789.7	22,979.4	21,773.2

Income of Consolidated Group before Income Taxes	4,222.8	3,025.2	1,339.2
Provision for income taxes	1,423.6	1,161.6	460.0

Income of Consolidated Group	2,799.2	1,863.6	879.2
Equity in income (loss) of unconsolidated affiliates	8.6	10.7	(6.3)

Net Income	2,807.8	1,874.3	872.9
Less: Net income (loss) attributable to noncontrolling interests	7.9	9.3	(.6)
Net Income Attributable to Deere & Company	$2,799.9	$1,865.0	$873.5

Per Share Data
Basic	$6.71	$4.40	$2.07
Diluted	$6.63	$4.35	$2.06
Dividends declared	$1.52	$1.16	$1.12

Average Shares Outstanding
Basic	417.4	424.0	422.8
Diluted	422.4	428.6	424.4

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2011 and 2010

(In millions of dollars except per share amounts)

	2011	2010
ASSETS
Cash and cash equivalents	$3,647.2	$3,790.6
Marketable securities	787.3	227.9
Receivables from unconsolidated affiliates	48.0	38.8
Trade accounts and notes receivable - net	3,294.5	3,464.2
Financing receivables - net	19,923.5	17,682.2
Financing receivables securitized - net	2,905.0	2,238.3
Other receivables	1,330.6	925.6
Equipment on operating leases - net	2,150.0	1,936.2
Inventories	4,370.6	3,063.0
Property and equipment - net	4,352.3	3,790.7
Investments in unconsolidated affiliates	201.7	244.5
Goodwill	999.8	998.6
Other intangible assets - net	127.4	117.0
Retirement benefits	30.4	146.7
Deferred income taxes	2,858.6	2,477.1
Other assets	1,180.5	1,194.0
Assets held for sale		931.4
Total Assets	$48,207.4	$43,266.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$6,852.3	$5,325.7
Short-term securitization borrowings	2,777.4	2,208.8
Payables to unconsolidated affiliates	117.7	203.5
Accounts payable and accrued expenses	7,804.8	6,481.7
Deferred income taxes	168.3	144.3
Long-term borrowings	16,959.9	16,814.5
Retirement benefits and other liabilities	6,712.1	5,784.9
Total liabilities	41,392.5	36,963.4

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized — 1,200,000,000 shares; issued — 536,431,204 shares in 2011 and 2010), at paid-in amount	3,251.7	3,106.3
Common stock in treasury, 130,361,345 shares in 2011 and 114,250,815 shares in 2010, at cost	(7,292.8)	(5,789.5)
Retained earnings	14,519.4	12,353.1
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(4,135.4)	(3,797.0)
Cumulative translation adjustment	453.8	436.0
Unrealized loss on derivatives	(8.3)	(29.2)
Unrealized gain on investments	11.9	10.6
Accumulated other comprehensive income (loss)	(3,678.0)	(3,379.6)
Total Deere & Company stockholders’ equity	6,800.3	6,290.3
Noncontrolling interests	14.6	13.1
Total stockholders’ equity	6,814.9	6,303.4
Total Liabilities and Stockholders’ Equity	$48,207.4	$43,266.8

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2011, 2010 and 2009

(In millions of dollars)

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$2,807.8	$1,874.3	$872.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	13.5	106.4	231.8
Provision for depreciation and amortization	914.9	914.8	873.3
Goodwill impairment charges		27.2	289.2
Share-based compensation expense	69.0	71.2	70.5
Undistributed earnings of unconsolidated affiliates	11.1	(2.2)	7.0
Provision (credit) for deferred income taxes	(168.0)	175.0	171.6
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(808.9)	(1,100.6)	481.8
Inventories	(1,730.5)	(1,052.7)	452.5
Accounts payable and accrued expenses	1,287.0	1,057.7	(1,168.3)
Accrued income taxes payable/receivable	1.2	22.1	(234.2)
Retirement benefits	495.3	(154.1)	(27.9)
Other	(566.1)	343.1	(35.4)
Net cash provided by operating activities	2,326.3	2,282.2	1,984.8

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	12,151.4	11,047.1	11,252.0
Proceeds from maturities and sales of marketable securities	32.4	38.4	825.1
Proceeds from sales of equipment on operating leases	683.4	621.9	477.3
Government grants related to property and equipment		92.3
Proceeds from sales of businesses, net of cash sold	911.1	34.9
Cost of receivables acquired (excluding receivables related to sales)	(13,956.8)	(12,493.9)	(11,234.2)
Purchases of marketable securities	(586.9)	(63.4)	(29.5)
Purchases of property and equipment	(1,056.6)	(761.7)	(906.7)
Cost of equipment on operating leases acquired	(624.2)	(551.1)	(401.4)
Acquisitions of businesses, net of cash acquired	(60.8)	(45.5)	(49.8)
Other	(113.7)	(28.1)	10.2
Net cash used for investing activities	(2,620.7)	(2,109.1)	(57.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(226.1)	756.0	(1,384.8)
Proceeds from long-term borrowings	5,655.0	2,621.1	6,282.8
Payments of long-term borrowings	(3,220.8)	(3,675.7)	(3,830.3)
Proceeds from issuance of common stock	170.0	129.1	16.5
Repurchases of common stock	(1,667.0)	(358.8)	(3.2)
Dividends paid	(593.1)	(483.5)	(473.4)
Excess tax benefits from share-based compensation	70.1	43.5	4.6
Other	(48.5)	(41.4)	(141.9)
Net cash provided by (used for) financing activities	139.6	(1,009.7)	470.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.4	(24.5)	42.2

Net Increase (Decrease) in Cash and Cash Equivalents	(143.4)	(861.1)	2,440.3
Cash and Cash Equivalents at Beginning of Year	3,790.6	4,651.7	2,211.4
Cash and Cash Equivalents at End of Year	$3,647.2	$3,790.6	$4,651.7

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2009, 2010 and 2011

(In millions of dollars)

		Deere & Company Stockholders
						Accumulated
	Total	Comprehensive				Other	Non-
	Stockholders’	Income	Common	Treasury	Retained	Comprehensive	controlling
	Equity	(Loss)	Stock	Stock	Earnings	Income (Loss)	Interests
Balance October 31, 2008	$6,537.2		$2,934.0	$(5,594.6)	$10,580.6	$(1,387.3)	$4.5
Net income (loss)	872.9	$873.5			873.5		(.6)
Other comprehensive income (loss)
Retirement benefits adjustment	(2,536.6)	(2,536.6)				(2,536.6)
Cumulative translation adjustment	327.4	326.8				326.8	.6
Unrealized loss on derivatives	(4.0)	(4.0)				(4.0)
Unrealized gain on investments	7.8	7.8				7.8
Total comprehensive income	(1,332.5)	$(1,332.5)
Repurchases of common stock	(3.2)			(3.2)
Treasury shares reissued	33.1			33.1
Dividends declared	(473.6)				(473.6)
Stock options and other	61.8		62.2				(.4)
Balance October 31, 2009	4,822.8		2,996.2	(5,564.7)	10,980.5	(3,593.3)	4.1
Net income	1,874.3	$1,865.0			1,865.0		9.3
Other comprehensive income (loss)
Retirement benefits adjustment	158.0	158.0				158.0
Cumulative translation adjustment	35.7	35.8				35.8	(.1)
Unrealized gain on derivatives	14.9	14.9				14.9
Unrealized gain on investments	5.0	5.0				5.0
Total comprehensive income	2,087.9	$2,078.7					9.2
Repurchases of common stock	(358.8)			(358.8)
Treasury shares reissued	134.0			134.0
Dividends declared	(492.7)				(492.3)		(.4)
Stock options and other	110.2		110.1		(.1)		.2
Balance October 31, 2010	6,303.4		3,106.3	(5,789.5)	12,353.1	(3,379.6)	13.1
Net income	2,807.8	$2,799.9			2,799.9		7.9
Other comprehensive income (loss)
Retirement benefits adjustment	(338.4)	(338.4)				(338.4)
Cumulative translation adjustment	17.8	17.8				17.8
Unrealized gain on derivatives	20.9	20.9				20.9
Unrealized gain on investments	1.3	1.3				1.3
Total comprehensive income	2,509.4	$2,501.5					7.9
Repurchases of common stock	(1,667.0)			(1,667.0)
Treasury shares reissued	163.7			163.7
Dividends declared	(638.0)				(633.5)		(4.5)
Stock options and other	143.4		145.4		(.1)		(1.9)
Balance October 31, 2011	$6,814.9		$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

Structure of Operations

The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations — Includes the company’s agriculture and turf operations and construction and forestry operations with financial services reflected on the equity basis.

Financial Services — Includes the company’s financial services operations, which consist of the previous credit segment and the “Other” segment that was combined at the beginning of fiscal year 2011 into the financial services segment. The “Other” segment consisted of an insurance business that did not meet the materiality threshold of reporting. It was previously included as a separate segment in “Financial Services” (see Note 28).

Consolidated — Represents the consolidation of the equipment operations and financial services. References to “Deere & Company” or “the company” refer to the entire enterprise.

Principles of Consolidation

The consolidated financial statements represent primarily the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 10). Other investments (less than 20 percent ownership) are recorded at cost.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 financial statement presentation. Short-term securitization borrowings have been shown separately from other short-term borrowings on the Consolidated Balance Sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-17 (see Note 3). In the Supplemental Consolidating Data in Note 31, the costs and collections of trade receivables and wholesale notes for the financial services statement of cash flows investing activities have been presented on a net basis. These receivables have short durations with a high turnover rate. The total cash flows for the financial services investing activities have not changed. The presentation of these receivables on the Statement of Consolidated Cash Flows has also not changed and continues to be shown as an adjustment to net income in the operating activities since they are related to sales.

Variable Interest Entities

The company is the primary beneficiary of and consolidates a VIE based on a cost sharing supply contract. The company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. No additional support beyond what was previously contractually required has been provided during any periods presented. The VIE produces blended fertilizer and other lawn care products for the agriculture and turf segment.

The assets and liabilities of this supplier VIE consisted of the following at October 31 in millions of dollars:

	2011	2010
Cash and cash equivalents	$11	$5
Intercompany receivables	14	10
Inventories	30	32
Property and equipment — net	3	4
Other assets	3	6
Total assets	$61	$57
Accounts payable and accrued expenses	$56	$55
Total liabilities	$56	$55

The VIE is financed primarily through its own liabilities. The assets of the VIE can only be used to settle the obligations of the VIE. The creditors of the VIE do not have recourse to the general credit of the company.

The company previously consolidated certain wind energy entities that were VIEs, which invested in wind farms that own and operate turbines to generate electrical energy. In December 2010, the company sold John Deere Renewables, LLC, which included these VIEs and other wind energy entities. The assets of these VIEs were classified as held for sale at October 31, 2010 (see Note 4). No additional support to the VIEs beyond what was previously contractually required has been provided during any periods presented.

The assets and liabilities of these wind energy VIEs consisted of the following at October 31 in millions of dollars:

2010
Total assets held for sale*	$133
Intercompany borrowings	$50
Accounts payable and accrued expenses	5
Total liabilities	$55

*  Included $129 million property and equipment and $4 million other assets.

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

Financing revenue is recorded over the lives of related receivables using the interest method. Insurance premiums recorded in other income are generally recognized in proportion to the costs expected to be incurred over the contract period. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in finance revenue.

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $163 million in 2011, $154 million in 2010 and $175 million in 2009.

Depreciation and Amortization

Property and equipment, capitalized software and other intangible assets are stated at cost less accumulated depreciation or amortization. These assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs and minor renewals are generally charged to expense as incurred.

Securitization of Receivables

Certain financing receivables are periodically transferred to special purpose entities (SPEs) in securitization transactions (see Note 13). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Financing receivables securitized - net.” The company recognizes finance income over the lives of these receivables using the interest method.

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses and doubtful accounts, and any deferred fees or costs on originated financing receivables. Allowances for credit losses and doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions and credit risk quality. Receivables are written-off to the allowance when the account is considered uncollectible.

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

Derivative Financial Instruments

It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The company’s financial services manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the functional currencies.

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2011, 2010 and 2009 were $121 million, $75 million and $68 million, respectively.

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

In the fourth quarter of 2011, the company adopted FASB ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which amends ASC 310, Receivables. This ASU states that a troubled debt restructuring occurs when a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. Certain disclosures are required for transactions that qualify as troubled debt restructurings. The adoption did not have a material effect on the company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The effective date will be the second quarter of fiscal year 2012. The adoption will not have a material effect on the company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirements do not change how earnings per share is calculated or presented. The effective date will be the first quarter of fiscal year 2013 and must be applied retrospectively. The adoption will not have a material effect on the company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. The effective date will be the first quarter of fiscal year 2013 with early adoption permitted. The adoption will not have a material effect on the company’s consolidated financial statements.

4. ACQUISITIONS AND DISPOSITIONS

In December 2010, the company acquired the remaining 64 percent ownership interest in A&I Products, Inc., a manufacturer and wholesale distributor of replacement parts, for approximately $48 million. The fair values assigned to the total assets and liabilities related to the acquired entity were approximately $8 million of receivables, $52 million of inventories, $22 million of property and equipment, $18 million of identifiable intangible assets, $3 million of other assets, $8 million of accounts payable and accrued expenses, $4 million of short-term borrowings, $9 million of deferred tax liabilities and $11 million of long-term borrowings. The goodwill generated in the transaction was not significant. The identifiable intangibles were primarily related to customer lists and relationships, which have amortization periods with a weighted average of six years. The fair value at acquisition date of the original equity interest was $23 million. The remeasurement of the equity interest from the previous carrying value to fair value was not significant. The entity was consolidated and the results of these operations have been included in the company’s consolidated financial statements in the agriculture and turf segment since the date of the acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

In December 2010, the company sold John Deere Renewables, LLC, its wind energy business for approximately $900 million. The company had concluded that its resources were best invested in growing its core businesses. These assets were reclassified as held for sale and written down to fair value less cost to sell at October 31, 2010 (see Note 26). The asset write-down in the fourth quarter of 2010 was $35 million pretax and included in “Other operating expenses.” The assets classified as held for sale after the write-down consisted of $908 million of wind energy investments previously included in property and equipment and $23 million of other miscellaneous assets. At October 31, 2010, the liabilities to be sold, which were recorded in accounts payable and accrued expenses, totaled $35 million and the related noncontrolling interest was $2 million.

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

All expenses were included in the agriculture and turf operating segment. The pretax cash expenditures associated with this closure through 2010 were approximately $60 million. The expenditures in 2011 were not significant. The annual pretax increase in earnings and cash flows due to this restructuring was approximately $40 million in 2011. Property and equipment impairment values were based primarily on market appraisals. The remaining liability for employee termination benefits at October 31, 2011 was not significant.

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $449 million, $405 million and $320 million in 2011, 2010 and 2009, respectively. The company also had accounts payable related to purchases of property and equipment of $135 million, $135 million and $81 million at October 31, 2011, 2010 and 2009, respectively.

Cash payments (receipts) for interest and income taxes consisted of the following in millions of dollars:

	2011	2010	2009
Interest:
Equipment operations	$370	$378	$388
Financial services	616	679	878
Intercompany eliminations	(231)	(229)	(273)
Consolidated	$755	$828	$993

Income taxes:
Equipment operations	$1,379	$639	$170
Financial services	336	(63)	(73)
Intercompany eliminations	(266)	51	109
Consolidated	$1,449	$627	$206

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries. The company has several postretirement health care and life insurance plans for retired employees in the U.S. and Canada. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2011	2010	2009
Pensions
Service cost	$197	$176	$124
Interest cost	492	510	563
Expected return on plan assets	(793)	(761)	(739)
Amortization of actuarial losses	148	113	1
Amortization of prior service cost	46	42	25
Early-retirement benefits			4
Settlements/curtailments	1	24	27
Net cost	$91	$104	$5

Weighted-average assumptions
Discount rates	5.0%	5.5%	8.1%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	8.1%	8.3%	8.3%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2011	2010	2009
Health care and life insurance
Service cost	$44	$44	$28
Interest cost	326	337	344
Expected return on plan assets	(113)	(122)	(118)
Amortization of actuarial losses	271	311	65
Amortization of prior service credit	(16)	(16)	(12)
Early-retirement benefits			1
Settlements/curtailments			(1)
Net cost	$512	$554	$307

Weighted-average assumptions
Discount rates	5.2%	5.6%	8.2%
Expected long-term rates of return	7.7%	7.8%	7.8%

The above benefit plan costs in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

				Health Care and
	Pensions			Life Insurance
	2011	2010	2009	2011	2010	2009
Net costs	$91	$104	$5	$512	$554	$307
Retirement benefits adjustments included in other comprehensive (income) loss:
Net actuarial losses (gains)	848	227	2,087	132	(28)	2,024
Prior service cost (credit)	9	14	147			(60)
Amortization of actuarial losses	(148)	(113)	(1)	(271)	(311)	(65)
Amortization of prior service (cost) credit	(46)	(42)	(25)	16	16	12
Settlements/curtailments	(1)	(24)	(27)			1
Total (gain) loss recognized in other comprehensive (income) loss	662	62	2,181	(123)	(323)	1,912
Total recognized in comprehensive (income) loss	$753	$166	$2,186	$389	$231	$2,219

In 2011, the company decided to participate in a prescription drug plan to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy. This change, which will take effect in 2013, is expected to result in future cost savings to the company greater than the Medicare retiree drug subsidies over time. The change is included in the health care postretirement benefit obligation in 2011. The participants’ level of benefits will not be affected.

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

			Health Care and
	Pensions		Life Insurance
	2011	2010	2011	2010
Change in benefit obligations
Beginning of year balance	$(10,197)	$(9,708)	$(6,467)	$(6,318)
Service cost	(197)	(176)	(44)	(44)
Interest cost	(492)	(510)	(326)	(337)
Actuarial losses	(656)	(517)	(113)	(69)
Amendments	(9)	(14)
Benefits paid	648	681	340	325
Health care subsidy receipts			(14)	(15)
Settlements/curtailments	1	17
Foreign exchange and other	(23)	30	(28)	(9)
End of year balance	(10,925)	(10,197)	(6,652)	(6,467)

Change in plan assets (fair value)
Beginning of year balance	9,504	8,401	1,637	1,666
Actual return on plan assets	600	1,054	95	219
Employer contribution	79	763	43	73
Benefits paid	(648)	(681)	(340)	(325)
Settlements	(1)	(17)
Foreign exchange and other	18	(16)	24	4
End of year balance	9,552	9,504	1,459	1,637
Funded status	$(1,373)	$(693)	$(5,193)	$(4,830)

Weighted-average assumptions
Discount rates	4.4%	5.0%	4.4%	5.2%
Rate of compensation increase	3.9%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

			Health Care and
	Pensions		Life Insurance
	2011	2010	2011	2010
Amounts recognized in balance sheet
Noncurrent asset	$30	$147
Current liability	(60)	(55)	$(23)	$(27)
Noncurrent liability	(1,343)	(785)	(5,170)	(4,803)
Total	$(1,373)	$(693)	$(5,193)	$(4,830)

Amounts recognized in accumulated other comprehensive income — pretax
Net actuarial losses	$4,473	$3,774	$2,067	$2,206
Prior service cost (credit)	147	184	(64)	(80)
Total	$4,620	$3,958	$2,003	$2,126

The total accumulated benefit obligations for all pension plans at October 31, 2011 and 2010 was $10,363 million and $9,734 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10,168 million and $9,321 million, respectively, at October 31, 2011 and $1,039 million and $583 million, respectively, at October 31, 2010. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $10,784 million and $9,381 million, respectively, at October 31, 2011 and $6,407 million and $5,567 million, respectively, at October 31, 2010.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2012 in millions of dollars follow:

		Health Care
		and
	Pensions	Life Insurance
Net actuarial losses	$201	$239
Prior service cost (credit)	42	(15)
Total	$243	$224

The company expects to contribute approximately $439 million to its pension plans and approximately $27 million to its health care and life insurance plans in 2012, which include direct benefit payments on unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

		Health Care	Health Care
		and	Subsidy
	Pensions	Life Insurance	Receipts*
2012	$680	$360	$17
2013	677	375	3
2014	684	391
2015	680	406
2016	684	418
2017 to 2021	3,723	2,244

* Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2011, the weighted-average composite trend rates for these obligations were assumed to be a 7.3 percent increase from 2011 to 2012, gradually decreasing to 5.0 percent from 2017 to 2018 and all future years. The obligations at October 31, 2010 and the cost in 2011 assumed a 7.7 percent increase from 2010 to 2011, gradually decreasing to 5.0 percent from 2016 to 2017 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $900 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $55 million. A decrease of one percentage point would decrease the obligations by $695 million and the cost by $43 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2011 and 2010 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets by category at October 31, 2011 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$1,074	$179	$895
Equity:
U.S. equity securities	2,070	2,070
U.S. equity funds	49	11	38
International equity securities	1,086	1,086
International equity funds	319	29	290
Fixed Income:
Government and agency securities	543	516	27
Corporate debt securities	196		196
Residential mortgage-backed and asset-backed securities	180		180
Fixed income funds	1,077	54	1,023
Real estate	505	75	14	$416
Private equity/venture capital	1,123			1,123
Hedge funds	608	3	462	143
Other investments	448		448
Derivative contracts - assets*	787	21	766
Derivative contracts - liabilities**	(473)	(15)	(458)
Receivables, payables and other	(40)	(40)
Securities lending collateral	750		750
Securities lending liability	(750)		(750)
Total net assets	$9,552	$3,989	$3,881	$1,682

*                 Includes contracts for interest rates of $742 million, foreign currency of $19 million and other of $26 million.

**          Includes contracts for interest rates of $442 million, foreign currency of $17 million and other of $14 million.

The fair values of the health care assets by category at October 31, 2011 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$58	$7	$51
Equity:
U.S. equity securities	372	372
U.S. equity funds	84	84
International equity securities	64	64
International equity funds	210		210
Fixed Income:
Government and agency securities	250	246	4
Corporate debt securities	39		39
Residential mortgage-backed and asset-backed securities	22		22
Fixed income funds	107		107
Real estate	57	4	32	$21
Private equity/venture capital	55			55
Hedge funds	110		103	7
Other investments	22		22
Derivative contracts - assets*	12	1	11
Derivative contracts - liabilities**	(2)	(1)	(1)
Receivables, payables and other	(1)	(1)
Securities lending collateral	215		215
Securities lending liability	(215)		(215)
Total net assets	$1,459	$776	$600	$83

*                 Includes contracts for interest rates of $10 million, foreign currency of $1 million and other of $1 million.

**          Includes contracts for foreign currency of $1 million and other of $1 million.

The fair values of the pension plan assets by category at October 31, 2010 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$1,782	$347	$1,435
Equity:
U.S. equity securities	1,991	1,985	6
U.S. equity funds	40	4	36
International equity securities	1,208	1,205	3
International equity funds	381	52	329
Fixed Income:
Government and agency securities	792	363	429
Corporate debt securities	263	1	262
Residential mortgage-backed and asset-backed securities	197		197
Fixed income funds	350	39	311
Real estate	459	87	14	$358
Private equity/venture capital	864			864
Hedge funds	499	3	351	145
Other investments	436		436
Derivative contracts - assets*	900	30	870
Derivative contracts - liabilities**	(588)	(7)	(581)
Receivables, payables and other	(70)	(70)
Securities lending collateral	665		665
Securities lending liability	(665)		(665)
Total net assets	$9,504	$4,039	$4,098	$1,367

*                 Includes contracts for interest rates of $820 million, foreign currency of $52 million and other of $28 million.

**          Includes contracts for interest rates of $511 million, foreign currency of $72 million and other of $5 million.

The fair values of the health care assets by category at October 31, 2010 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$146	$23	$123
Equity:
U.S. equity securities	515	515
International equity securities	75	75
International equity funds	247	1	246
Fixed Income:
Government and agency securities	283	255	28
Corporate debt securities	43		43
Residential mortgage-backed and asset-backed securities	28		28
Fixed income funds	74		74
Real estate	58	5	33	$20
Private equity/venture capital	48			48
Hedge funds	86		78	8
Other investments	24		24
Derivative contracts - assets*	17	2	15
Derivative contracts - liabilities**	(4)		(4)
Receivables, payables and other	(3)	(3)
Securities lending collateral	263		263
Securities lending liability	(263)		(263)
Total net assets	$1,637	$873	$688	$76

*                 Includes contracts for interest rates of $12 million, foreign currency of $3 million and other of $2 million.

**          Includes contracts for foreign currency of $4 million.

A reconciliation of Level 3 pension and health care asset fair value measurements in millions of dollars follows:

			Private Equity/
		Real	Venture	Hedge
	Total	Estate	Capital	Funds
October 31, 2009*	$1,233	$336	$716	$181
Realized gain	21	16	4	1
Change in unrealized gain (loss)	90	(13)	97	6
Purchases, sales and settlements - net	99	39	95	(35)
October 31, 2010*	1,443	378	912	153
Realized gain	33		32	1
Change in unrealized gain	192	48	141	3
Purchases, sales and settlements - net	97	11	93	(7)
October 31, 2011*	$1,765	$437	$1,178	$150

*                 Health care Level 3 assets represent approximately 5 percent of the reconciliation amounts.

Fair values are determined as follows:

Cash and Short-Term Investments — Includes accounts and cash funds that are valued based on the account value, which approximates fair value, or on the fund’s net asset value (NAV) based on the fair value of the underlying securities. Also included are securities that are valued using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Equity Securities and Funds — The values are determined primarily by closing prices in the active market in which the equity investment trades, or the fund’s NAV, based on the fair value of the underlying securities.

Fixed Income Securities and Funds — The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the NAV, based on the fair value of the underlying securities.

Real Estate, Venture Capital and Private Equity — The investments, which are structured as limited partnerships, are valued using an income approach (estimated cash flows discounted over the expected holding period), as well as a market approach (the valuation of similar securities and properties). These investments are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the general partner. Real estate investment trusts are valued at the closing prices in the active markets in which the investment trades. Real estate investment funds are valued at the NAV, based on the fair value of the underlying securities.

Hedge Funds and Other Investments — The investments are valued using the NAV provided by the administrator of the fund, which is based on the fair value of the underlying securities.

Interest Rate, Foreign Currency and Other Derivative Instruments — The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension plan assets is to maximize the growth of these assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The primary investment objective for the health care plan assets is to provide the company with the financial flexibility to pay the projected obligations to beneficiaries over a long period of time. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 37 percent for equity securities, 39 percent for debt securities, 5 percent for real estate and 19 percent for other investments. The target allocations for health care assets are approximately 50 percent for equity securities, 33 percent for debt securities, 3 percent for real estate and 14 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 7.6 percent during the past ten years and approximately 9.6 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

The company has created certain Voluntary Employees’ Beneficiary Association trusts (VEBAs) for the funding of postretirement health care benefits. The future expected asset returns for these VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of liquid securities. These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the company’s pension plan trust.

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $108 million in 2011, $85 million in 2010 and $131 million in 2009. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2011	2010	2009
Current:
U.S.:
Federal	$928	$574	$3
State	144	50	12
Foreign	520	363	273
Total current	1,592	987	288
Deferred:
U.S.:
Federal	(135)	156	246
State	(28)	11	10
Foreign	(5)	8	(84)
Total deferred	(168)	175	172
Provision for income taxes	$1,424	$1,162	$460

Based upon location of the company’s operations, the consolidated income before income taxes in the U.S. in 2011, 2010 and 2009 was $2,618 million, $2,048 million and $756 million, respectively, and in foreign countries was $1,605 million, $977 million and $583 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2011	2010	2009
U.S. federal income tax provision at a statutory rate of 35 percent	$1,478	$1,059	$469
Increase (decrease) resulting from:
Nondeductible health care claims*		123
Nondeductible goodwill impairment charge		7	86
State and local income taxes, net of federal income tax benefit	75	40	14
Wind energy production tax credits		(30)	(26)
Research and development tax credits	(38)	(5)	(25)
Tax rates on foreign activities	(70)	(59)	(27)
Other-net	(21)	27	(31)
Provision for income taxes	$1,424	$1,162	$460

* Cumulative adjustment from change in law. Effect included in state taxes was $7 million.

At October 31, 2011, accumulated earnings in certain subsidiaries outside the U.S. totaled $2,597 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2011, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries was $720 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2011		2010
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Other postretirement benefit liabilities	$1,944		$1,762
Accrual for sales allowances	438		361
Pension liabilities - net	279		199
Accrual for employee benefits	189		175
Inventory	152		89
Tax over book depreciation		$492		$521
Tax loss and tax credit carryforwards	121		141
Lease transactions		309		225
Allowance for credit losses	115		137
Goodwill and other intangible assets		123		117
Share-based compensation	113		101
Deferred gains on distributed foreign earnings	83		78
Deferred compensation	37		35
Undistributed foreign earnings		19		18
Other items	348	112	328	128
Less valuation allowances	(74)		(64)
Deferred income tax assets and liabilities	$3,745	$1,055	$3,342	$1,009

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2011, certain tax loss and tax credit carryforwards of $121 million were available with $103 million expiring from 2012 through 2031 and $18 million with an unlimited expiration date.

The Patient Protection and Affordable Care Act as amended by the Healthcare and Education Reconciliation Act of 2010 was signed into law in the company’s second fiscal quarter of 2010. Under the legislation, to the extent the company’s future health care drug expenses are reimbursed under the Medicare Part D retiree drug subsidy program, the expenses will no longer be tax deductible effective November 1, 2013. Since the tax effects for the retiree health care liabilities were reflected in the company’s financial statements, the entire impact of this tax change relating to the future retiree drug costs was recorded in tax expense in the second quarter of 2010, which was the period in which the legislation was enacted. As a result of the legislation, the company’s tax expenses increased approximately $130 million in 2010.

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2011	2010	2009
Beginning of year balance	$218	$260	$236
Increases to tax positions taken during the current year	23	36	29
Increases to tax positions taken during prior years	13	83	12
Decreases to tax positions taken during prior years	(42)	(133)	(28)
Decreases due to lapse of statute of limitations	(13)	(2)	(3)
Settlements	(1)	(19)	(5)
Foreign exchange	1	(7)	19
End of year balance	$199	$218	$260

The amount of unrecognized tax benefits at October 31, 2011 that would affect the effective tax rate if the tax benefits were recognized was $49 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company’s federal income tax returns for periods prior to 2009. The years 2009 and 2010 federal income tax returns are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company’s policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2011, 2010 and 2009, the total amount of expense from interest and penalties was $3 million, $3 million and $4 million and the interest income was $3 million, $5 million and $3 million, respectively. At October 31, 2011 and 2010, the liability for accrued interest and penalties totaled $39 million and $41 million and the receivable for interest was $7 million and $5 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2011	2010	2009
Other income
Revenues from services	$217	$276	$236
Insurance premiums and fees earned	236	198	182
Investment income	11	10	9
Other	160	122	87
Total	$624	$606	$514

Other operating expenses
Depreciation of equipment on operating leases	$306	$288	$288
Cost of services	115	198	190
Insurance claims and expenses	193	146	167
Other	102	116	73
Total	$716	$748	$718

The company issues insurance policies for crop insurance and extended equipment warranties. In 2011, the crop insurance subsidiary utilized reinsurance to limit its losses and reduce its exposure to claims. Prior to 2011, the crop insurance business was conducted through managing general agency agreements with external insurance companies. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiary is not relieved of its primary obligation to the policyholders. The premiums ceded by the crop insurance subsidiary in 2011 and claims recoveries on the ceded business were $246 million and $271 million, respectively. These amounts from reinsurance are netted against the insurance premiums and fees earned and the insurance claims and expenses in the table above.

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (50 percent ownership) and John Deere Tiantuo Company, Ltd. (51 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2011	2010	2009
Sales	$2,233	$1,502	$1,404
Net income (loss)	34	23	(23)
Deere & Company’s equity in net income (loss)	9	11	(6)

Financial Position	2011	2010
Total assets	$1,357	$1,300
Total external borrowings	321	201
Total net assets	495	584
Deere & Company’s share of the net assets	202	244

Consolidated retained earnings at October 31, 2011 include undistributed earnings of the unconsolidated affiliates of $65 million. Dividends from unconsolidated affiliates were $18 million in 2011, $6 million in 2010 and $.4 million in 2009.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2011
U.S. government debt securities	$571	$6	$1	$576
Municipal debt securities	34	2		36
Corporate debt securities	83	6		89
Residential mortgage-backed securities*	82	4		86
Marketable securities	$770	$18	$1	$787

2010
U.S. government debt securities	$57	$6		$63
Municipal debt securities	26	2		28
Corporate debt securities	58	5		63
Residential mortgage-backed securities*	69	4	$1	72
Other debt securities	2			2
Marketable securities	$212	$17	$1	$228

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2011 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$209	$209
Due after one through five years	355	358
Due after five through 10 years	74	80
Due after 10 years	50	54
Residential mortgage-backed securities	82	86
Debt securities	$770	$787

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Proceeds from the sales of available-for-sale securities were $2 million in 2011, none in 2010 and $759 million in 2009. Realized gains were none, none and $4 million and realized losses were none, none and $8 million in 2011, 2010 and 2009, respectively. The increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not material in any years presented. Unrealized losses at October 31, 2011 and 2010 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. Losses related to impairment write-downs were none in 2011, none in 2010 and $2 million in 2009.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2011	2010
Trade accounts and notes:
Agriculture and turf	$2,618	$2,929
Construction and forestry	676	535
Trade accounts and notes receivable–net	$3,294	$3,464

At October 31, 2011 and 2010, dealer notes included in the previous table were $97 million and $852 million, and the allowance for doubtful trade receivables was $72 million and $71 million, respectively.

The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to these operations at approximate market rates of interest.

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

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2011		2010
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Equipment:
Agriculture and turf	$12,969	$2,597	$11,740	$1,865
Construction and forestry	1,036	362	920	427
Recreational products	4		5
Total	14,009	2,959	12,665	2,292
Wholesale notes	3,006		2,232
Revolving charge accounts	2,518		2,355
Financing leases (direct and sales-type)	1,242		1,092
Operating loans	84		239
Total financing receivables	20,859	2,959	18,583	2,292
Less:
Unearned finance income:
Equipment notes	635	36	590	27
Financing leases	121		113
Total	756	36	703	27
Allowance for doubtful receivables	179	18	198	27
Financing receivables – net	$19,924	$2,905	$17,682	$2,238

The residual values for investments in financing leases at October 31, 2011 and 2010 totaled $75 million and $64 million, respectively.

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

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2011	2010
	Unrestricted	Unrestricted
Retail notes*:
Equipment:
Agriculture and turf	$1,633	$1,492
Construction and forestry	310	295
Total	1,943	1,787
Wholesale notes	3,006	2,232
Sales-type leases	776	655
Total	$5,725	$4,674
Less:
Unearned finance income:
Equipment notes	$197	$179
Sales-type leases	64	57
Total	261	236
Financing receivables related to the company’s sales of equipment	$5,464	$4,438

* These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2011		2010
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0–12	$10,311	$1,192	$9,114	$1,043
13–24	3,937	807	3,538	662
25–36	2,960	524	2,606	391
37–48	2,032	305	1,821	159
49–60	1,196	119	1,092	35
Thereafter	423	12	412	2
Total	$20,859	$2,959	$18,583	$2,292

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2011 and 2010, the unpaid balances of receivables administered but not owned were $146 million and $202 million, respectively. At October 31, 2011 and 2010, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $22,974 million and $20,123 million, respectively.

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

An age analysis of past due and non-performing financing receivables at October 31, 2011 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due*	Past Due
Retail Notes:
Agriculture and turf	$81	$30	$25	$136
Construction and forestry	45	20	11	76
Other:
Agriculture and turf	23	10	5	38
Construction and forestry	7	4	2	13
Total	$156	$64	$43	$263

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$136	$132	$14,667	$14,935
Construction and forestry	76	17	1,264	1,357
Recreational products			4	4
Other:
Agriculture and turf	38	16	5,655	5,709
Construction and forestry	13	5	1,003	1,021
Total	$263	$170	$22,593	23,026
Less allowance for doubtful receivables				197
Total financing receivables - net				$22,829

* Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for doubtful financing receivables and investment in financing receivables during 2011 follow in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance
Beginning of year balance	$144	$44	$37	$225
Provision	3	8	(2)	9
Write-offs	(29)	(40)	(10)	(79)
Recoveries	12	28	2	42
End of year balance	$130	$40	$27	$197
Balance individually evaluated*	$1			$1
Financing receivables
End of year balance	$16,296	$2,518	$4,212	$23,026
Balance individually evaluated*	$12		$11	$23

* Remainder is collectively evaluated.

A comparative analysis of the allowance for doubtful financing receivables follows in millions of dollars:

	2011	2010	2009
Beginning of year balance	$225	$239	$170
Provision	9	100	195
Write-offs	(79)	(147)	(165)
Recoveries	42	31	25
Translation adjustments		2	14
End of year balance	$197	$225	$239

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non-performing.

An analysis of the impaired financing receivables at October 31, 2011 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
Receivables with specific allowance*	$7	$7	$1	$8
Receivables without a specific allowance**	9	9		12
Total	$16	$16	$1	$20
Agriculture and turf	$11	$11	$1	$14
Construction and forestry	$5	$5		$6

*            Finance income recognized was not material.

**     Primarily retail notes.

Investments in financing receivables on non-accrual status at October 31, 2011 and 2010 were $170 million and $225 million, respectively. Total financing receivable amounts 30 days or more past due were $263 million at October 31, 2011, compared with $359 million at October 31, 2010. These past-due amounts represented 1.14 percent and 1.78 percent of the receivables financed at October 31, 2011 and 2010, respectively. The allowance for doubtful financing receivables represented .86 percent and 1.12 percent of financing receivables outstanding at October 31, 2011 and 2010, respectively. In addition, at October 31, 2011 and 2010, the company’s financial services operations had $188 million and $182 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2011, the company identified 213 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $11 million pre-modification and $10 million post-modification. During this same period, the company’s troubled debt restructurings that subsequently defaulted and were written off were not material. At October 31, 2011, the company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2011	2010
Taxes receivable	$844	$746
Reinsurance receivables	242
Other	245	180
Other receivables	$1,331	$926

Reinsurance receivables are associated with the financial services’ crop insurance subsidiary. There were no reinsurance receivables in 2010 (see Note 9).

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The resulting secured borrowings are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,523 million and $1,739 million at October 31, 2011 and 2010, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,395 million and $1,654 million at October 31, 2011 and 2010, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to a non-VIE banking operation, which is not consolidated since the company does not have a controlling interest in the entity. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $369 million and liabilities (short-term securitization borrowings and accrued interest) of $346 million at October 31, 2011.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,109 million and $589 million at October 31, 2011 and 2010, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,038 million and $557 million at October 31, 2011 and 2010, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2011
Carrying value of liabilities	$1,038
Maximum exposure to loss	1,109

The total assets of unconsolidated VIEs related to securitizations were approximately $23 billion at October 31, 2011.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2011	2010
Financing receivables securitized (retail notes)	$2,923	$2,265
Allowance for credit losses	(18)	(27)
Other assets	96	90
Total restricted securitized assets	$3,001	$2,328

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2011	2010
Short-term securitization borrowings	$2,777	$2,209
Accrued interest on borrowings	2	2
Total liabilities related to restricted securitized assets	$2,779	$2,211

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2011, the maximum remaining term of all securitized retail notes was approximately seven years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $2,150 million and $1,936 million at October 31, 2011 and 2010, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $478 million and $462 million at October 31, 2011 and 2010, respectively. The corresponding depreciation expense was $306 million in 2011, $288 million in 2010 and $288 million in 2009.

Future payments to be received on operating leases totaled $953 million at October 31, 2011 and are scheduled in millions of dollars as follows: 2012 – $400, 2013 – $271, 2014 – $173, 2015 – $90 and 2016 – $19.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 59 percent of worldwide gross inventories at FIFO value at October 31, 2011 and 2010. The pretax favorable income effect from the liquidation of LIFO inventory during 2009 was approximately $37 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2011	2010
Raw materials and supplies	$1,626	$1,201
Work-in-process	647	483
Finished goods and parts	3,584	2,777
Total FIFO value	5,857	4,461
Less adjustment to LIFO value	1,486	1,398
Inventories	$4,371	$3,063

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2011	2010
Equipment Operations
Land		$117	$113
Buildings and building equipment	24	2,430	2,226
Machinery and equipment	11	4,254	3,972
Dies, patterns, tools, etc	7	1,213	1,105
All other	5	731	685
Construction in progress		649	478
Total at cost		9,394	8,579
Less accumulated depreciation		5,107	4,856
Total		4,287	3,723
Financial Services
Land		4	4
Buildings and building equipment	27	71	70
All other	6	39	38
Total at cost		114	112
Less accumulated depreciation		49	44
Total		65	68
Property and equipment-net		$4,352	$3,791

* Weighted-averages

In 2010, the company signed an agreement to sell its wind energy business and reclassified the related net property and equipment of $908 million to assets held for sale. The property and equipment included in financial services that was reclassified consisted of costs of machinery and equipment of $1,058 million, construction in progress of $5 million and all other of $1 million, less accumulated depreciation of $156 million (see Note 4).

                             Total property and equipment additions in 2011, 2010 and 2009 were $1,059 million, $802 million and $798 million and depreciation was $516 million, $540 million and $513 million, respectively. Capitalized interest was $8 million, $6 million and $15 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $41 million and $43 million and accumulated depreciation of $23 million and $23 million at October 31, 2011 and 2010, respectively, is included in property and equipment.

Financial services’ property and equipment additions included above were $2 million, none and $1 million in 2011, 2010 and 2009 and depreciation was $6 million, $64 million and $62 million, respectively. Financial services had additions to cost of property and equipment of $23 million in 2010 and $71 million in 2009, which were offset by cost reductions of $23 million in 2010 and $70 million in 2009 due to becoming eligible for government grants for certain wind energy investments.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2011 and 2010 were $592 million and $526 million, less accumulated amortization of $451 million and $394 million, respectively. Amortization of these software costs was $73 million in 2011, $68 million in 2010 and $54 million in 2009. The cost of leased software assets under capital leases amounting to $40 million and $35 million at October 31, 2011 and 2010, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Balance at October 31, 2009	$698	$628	$1,326
Less accumulated impairment losses	289		289
Net balance	409	628	1,037
Acquisitions	1		1
Divestitures		(5)	(5)
Impairment loss*	(27)		(27)
Translation adjustments	6	(13)	(7)
Balance at October 31, 2010	705	610	1,315
Less accumulated impairment losses	316		316
Net balance	389	610	999
Acquisitions	1		1
Translation adjustments and other	(5)	5
Balance at October 31, 2011	701	615	1,316
Less accumulated impairment losses	316		316
Goodwill	$385	$615	$1,000

* See Note 5.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2011	2010
Amortized intangible assets:
Customer lists and relationships	14	$109	$98
Technology, patents, trademarks and other	15	104	85
Total at cost		213	183
Less accumulated amortization**		90	70
Total		123	113
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$127	$117

*   Weighted-averages

** Accumulated amortization at 2011 and 2010 for customer lists and relationships was $54 million and $44 million and technology, patents, trademarks and other was $36 million and $26 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2011, 2010 and 2009 was $20 million, $18 million and $18 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2012 - $19, 2013 - $17, 2014 - $16, 2015 – $15 and 2016 - $13.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31 consisted of the following in millions of dollars:

	2011		2010
Equipment Operations
Commercial paper	$265		$37
Notes payable to banks	19		8
Long-term borrowings due within one year	244		40
Total	528		85
Financial Services
Commercial paper	1,014		1,991
Notes payable to banks	61		36
Long-term borrowings due within one year	5,249	*	3,214	*
Total	6,324		5,241
Short-term borrowings	6,852		5,326
Financial Services
Short-term securitization borrowings	2,777		2,209
Total short-term borrowings	$9,629		$7,535

* Includes unamortized fair value adjustments related to interest rate swaps.

The notes payable related to short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these notes payable are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $2,777 million at October 31, 2011 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2012 - $1,447, 2013 - $775, 2014 - $358, 2015 - $150, 2016 - $44 and 2017 - $3.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2011 and 2010 were 1.1 percent and 1.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $5,080 million at October 31, 2011. At October 31, 2011, $3,721 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,750 million, expiring in April 2015, and $1,500 million, expiring in April 2013. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2011 was $8,503 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,791 million at October 31, 2011. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2011	2010
Equipment Operations
Accounts payable:
Trade payables	$2,163	$1,825
Dividends payable	168	127
Other	99	106
Accrued expenses:
Employee benefits	1,188	999
Product warranties	662	560
Dealer sales discounts	1,092	847
Accrued income taxes	127	81
Other	1,370	1,212
Total	$6,869	$5,757
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	$188	$182
Other	324	270
Accrued expenses:
Unearned revenue	345	286
Accrued interest	191	190
Employee benefits	68	69
Accrued income taxes	39	73
Insurance claims reserve*	186	18
Other	207	165
Total	1,548	1,253
Eliminations**	612	528
Accounts payable and accrued expenses	$7,805	$6,482

*                 See Note 9.

**          Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2011		2010
Equipment Operations
Notes and debentures:
6.95% notes due 2014: ($700 principal)	$736	*	$763	*
4.375% notes due 2019	750		750
8-1/2% debentures due 2022	105		105
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
Other notes	326		461
Total	3,167		3,329

Financial Services
Notes and debentures:
Medium-term notes due 2012 – 2018: (principal $11,911 - 2011, $10,120 - 2010) Average interest rates of 2.0% – 2011, 3.2% – 2010	12,261	*	10,478	*
7% notes due 2012: ($1,500 principal) Swapped $500 to variable interest rate of 1.3% – 2010			1,594	*
5.10% debentures due 2013: ($650 principal) Swapped $450 in 2011 and $650 in 2010 to variable interest rates of 1.1% – 2011, 1.0% – 2010	679	*	703	*
Other notes	853		711
Total	13,793		13,486
Long-term borrowings**	$16,960		$16,815

*                 Includes unamortized fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2012 – $244, 2013 – $217, 2014 – $773, 2015 – $41 and 2016 – none. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2012 – $5,198, 2013 – $4,736, 2014 – $2,631, 2015 – $1,266 and 2016 – $1,613.

21. LEASES

At October 31, 2011, future minimum lease payments under capital leases amounted to $30 million as follows: 2012 – $5, 2013 – $5, 2014 – $3, 2015 – $2, 2016 – $1 and later years $14. Total rental expense for operating leases was $175 million in 2011, $189 million in 2010 and $187 million in 2009. At October 31, 2011, future minimum lease payments under operating leases amounted to $435 million as follows: 2012 – $139, 2013 – $95, 2014 – $69, 2015 – $45, 2016 – $28 and later years $59.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $230 million and $203 million at October 31, 2011 and 2010, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2011	2010
Beginning of year balance	$762	$727
Payments	(517)	(517)
Amortization of premiums received	(93)	(100)
Accruals for warranties	665	568
Premiums received	120	90
Foreign exchange	(45)	(6)
End of year balance	$892	$762

At October 31, 2011, the company had approximately $230 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2011, the company had accrued losses of approximately $7 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2011 was approximately five years.

At October 31, 2011, the company had commitments of approximately $339 million for the construction and acquisition of property and equipment. At October 31, 2011, the company also had pledged or restricted assets of $96 million, primarily as collateral for borrowings. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $50 million at October 31, 2011, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2011.

The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, software licensing, patent, trademark and environmental matters. The company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2008	536.4	$2,934
Stock options and other		62
Balance at October 31, 2009	536.4	2,996
Stock options and other		110
Balance at October 31, 2010	536.4	3,106
Stock options and other		146
Balance at October 31, 2011	536.4	$3,252

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5,000 million of additional common stock (65.9 million shares based on the October 31, 2011 closing common stock price of $75.90 per share). At October 31, 2011, this repurchase program had $4,074 million (53.7 million shares at the same price) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2011	2010	2009
Net income attributable to Deere & Company	$2,799.9	$1,865.0	$873.5
Less income allocable to participating securities*	1.0	.7
Income allocable to common stock	$2,798.9	$1,864.3	$873.5
Average shares outstanding	417.4	424.0	422.8
Basic per share	$6.71	$4.40	$2.07
Average shares outstanding	417.4	424.0	422.8
Effect of dilutive stock options	5.0	4.6	1.6
Total potential shares outstanding	422.4	428.6	424.4
Diluted per share	$6.63	$4.35	$2.06

* Effect in 2009 was not significant.

All stock options outstanding were included in the computation during 2011, 2010 and 2009, except none in 2011, 1.9 million options in 2010 and 4.7 million options in 2009 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 31, 2011, the company is authorized to grant an additional 16.9 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2011	2010	2009
Risk-free interest rate	.08% - 3.3%	.01% - 3.6%	.03% - 2.3%
Expected dividends	1.9%	2.9%	1.5%
Expected volatility	34.4% - 34.6%	35.3% - 47.2%	35.4% - 71.7%
Weighted-average volatility	34.4%	35.6%	36.0%
Expected term (in years)	6.8 - 7.8	6.6 - 7.7	6.7 - 7.8

Stock option activity at October 31, 2011 and changes during 2011 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	19.4	$45.12
Granted	2.2	80.61
Exercised	(4.6)	36.99
Expired or forfeited	(.1)	67.45
Outstanding at end of year	16.9	51.70	6.14	$441.4
Exercisable at end of year	11.2	47.52	5.08	341.9

* Weighted-averages

The weighted-average grant-date fair values of options granted during 2011, 2010 and 2009 were $25.61, $15.71 and $13.06, respectively. The total intrinsic values of options exercised during 2011, 2010 and 2009 were $231 million, $139 million and $12 million, respectively. During 2011, 2010 and 2009, cash received from stock option exercises was $170 million, $129 million and $16 million with tax benefits of $85 million, $51 million and $4 million, respectively.

The company granted 222 thousand restricted stock units to employees and nonemployee directors in 2011, of which 92 thousand are subject to service based only conditions, 65 thousand are subject to performance/service based conditions and 65 thousand are subject to market/service based conditions. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments. The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period.

The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair value of the service based only units at the grant dates was $81.90 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $76.17 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $107.31 per unit based on a lattice valuation model excluding dividends.

The company’s nonvested restricted shares at October 31, 2011 and changes during 2011 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Service based only
Nonvested at beginning of year	.7	$54.62
Granted	.1	81.90
Vested	(.2)	84.68
Nonvested at end of year	.6	49.91

Performance/service and market/service based
Granted	.1	91.74
Nonvested at end of year	.1	91.74

* Weighted-averages

During 2011, 2010 and 2009, the total share-based compensation expense was $69 million, $71 million and $70 million, respectively, with recognized income tax benefits of $26 million for all years. At October 31, 2011, there was $35 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 2 years. The total grant date fair values of stock options and restricted shares vested during 2011, 2010 and 2009 were $72 million, $71 million and $66 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2011, the company had 130 million shares in treasury stock and 54 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) for Deere & Company and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2009
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(4,198)	$1,587	$(2,611)
Reclassification of actuarial losses and prior service cost to net income	105	(31)	74
Net unrealized loss	(4,093)	1,556	(2,537)
Cumulative translation adjustment	326	1	327
Unrealized loss on derivatives:
Hedging loss	(90)	31	(59)
Reclassification of realized loss to net income	84	(29)	55
Net unrealized loss	(6)	2	(4)
Unrealized gain on investments:
Holding loss	(793)	278	(515)
Reclassification of realized loss to net income	805	(282)	523
Net unrealized gain	12	(4)	8
Total other comprehensive income (loss)	$(3,761)	$1,555	$(2,206)

2010
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(213)	$77	$(136)
Reclassification of actuarial losses and prior service cost to net income	474	(180)	294
Net unrealized gain	261	(103)	158
Cumulative translation adjustment	49	(13)	36
Unrealized loss on derivatives:
Hedging loss	(56)	19	(37)
Reclassification of realized loss to net income	79	(27)	52
Net unrealized gain	23	(8)	15
Unrealized holding gain and net unrealized gain on investments	8	(3)	5
Total other comprehensive income (loss)	$341	$(127)	$214

(continued)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2011
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(989)	$368	$(621)
Reclassification of actuarial losses and prior service cost to net income	450	(167)	283
Net unrealized loss	(539)	201	(338)
Cumulative translation adjustment	14	4	18
Unrealized gain on derivatives:
Hedging gain	31	(11)	20
Reclassification of realized loss to net income	1		1
Net unrealized gain	32	(11)	21
Unrealized holding gain and net unrealized gain on investments	2	(1)	1
Total other comprehensive income (loss)	$(491)	$193	$(298)

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values at October 31 in millions of dollars follow:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financing receivables	$19,924	$19,919	$17,682	$17,759
Financing receivables securitized	$2,905	$2,907	$2,238	$2,257
Short-term securitization borrowings	$2,777	$2,789	$2,209	$2,229
Long-term borrowings due within one year:
Equipment operations	$244	$233	$40	$42
Financial services	5,249	5,331	3,214	3,267
Total	$5,493	$5,564	$3,254	$3,309
Long-term borrowings:
Equipment operations	$3,167	$3,771	$3,329	$3,745
Financial services	13,793	14,154	13,486	14,048
Total	$16,960	$17,925	$16,815	$17,793

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

Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2011*	2010*
Marketable securities
U.S. government debt securities	$576	$63
Municipal debt securities	36	28
Corporate debt securities	89	63
Residential mortgage-backed securities**	86	72
Other debt securities		2
Total marketable securities	787	228
Other assets
Derivatives:
Interest rate contracts	471	493
Foreign exchange contracts	12	24
Cross-currency interest rate contracts	2	3
Total assets***	$1,272	$748
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$61	$38
Foreign exchange contracts	100	23
Cross-currency interest rate contracts	7	48
Total liabilities	$168	$109

*                 All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $540 million and $36 million at October 31, 2011 and 2010, respectively.

**          Primarily issued by U.S. government sponsored enterprises.

***   Excluded from this table are the company’s cash and cash equivalents, which are carried at cost that approximates fair value. The cash and cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 in millions of dollars follow:

	Fair Value*		Losses
	2011	2010	2011	2010	2009
Financing receivables**	$5	$21		$5	$21
Goodwill		$34		$27	$289
Property and equipment held for sale***		$918		$35

*     Does not include cost to sell.

**   Primarily wholesale notes and operating loans.

*** See Note 4.

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

The following is a description of the valuation methodologies the company uses to measure financial instruments and nonmonetary assets at fair value:

Marketable Securities — The portfolio of investments is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives — The company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables — Specific reserve impairments are based on the fair value of the collateral, which is measured using an income approach (discounted cash flow) or a market approach (appraisal values or realizable values). Inputs include interest rates and selection of realizable values.

Goodwill — The impairment of goodwill is based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the unit’s identifiable net assets. An estimate of the fair value of the reporting unit is determined through a combination of an income approach (discounted cash flows) and market values for similar businesses, which includes inputs such as interest rates and selections of similar businesses.

Property and Equipment Held for Sale — The impairment of long-lived assets held for sale is measured at the lower of the carrying amount, or fair value less cost to sell. Fair value is based on the probable sale price. The inputs include estimates of final sale price adjustments.

27. DERIVATIVE INSTRUMENTS

Certain of the company’s derivative agreements contain credit support provisions that require the company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at October 31, 2011 and 2010 was $23 million and $16 million, respectively. The company, due to its credit rating, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include collateral support arrangements. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $485 million and $520 million as of October 31, 2011 and 2010, respectively. The amount of collateral received at October 31, 2011 and 2010 to offset this potential maximum loss was $25 million and $85 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $59 million and $58 million as of October 31, 2011 and 2010, respectively. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2011 and 2010.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2011 and 2010 were $1,350 million and $1,060 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $853 million and $849 million at October 31, 2011 and 2010, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2011 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 35 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2011 and 2010 were $7,730 million and $6,640 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $5 million in 2011 and a gain of $1 million in 2010. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2011	2010
Interest rate contracts*	$16	$150
Borrowings**	(21)	(149)

*            Includes changes in fair values of interest rate contracts excluding net accrued interest income of $172 million and $222 million during 2011 and 2010, respectively.

**     Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $277 million and $336 million during 2011 and 2010, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2011 and 2010 were $3,216 million and $2,702 million, the foreign exchange contracts were $3,058 million and $2,777 million and the cross-currency interest rate contracts were $52 million and $60 million, respectively. At October 31, 2011 and 2010, there were also $1,402 million and $1,055 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2011	2010
Other Assets
Designated as hedging instruments:
Interest rate contracts	$404	$457
Not designated as hedging instruments:
Interest rate contracts	67	36
Foreign exchange contracts	12	24
Cross-currency interest rate contracts	2	3
Total not designated	81	63
Total derivatives	$485	$520

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$13	$18
Cross-currency interest rate contracts	7	47
Total designated	20	65
Not designated as hedging instruments:
Interest rate contracts	48	20
Foreign exchange contracts	100	23
Cross-currency interest rate contracts		1
Total not designated	148	44
Total derivatives	$168	$109

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2011	2010	2009
Fair Value Hedges
Interest rate contracts — Interest expense	$188	$372	$453

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts — OCI (pretax)*	(5)	(14)	(90)
Foreign exchange contracts — OCI (pretax)*	36	(42)
Reclassified from OCI
(Effective Portion):
Interest rate contracts — Interest expense*	(20)	(68)	(84)
Foreign exchange contracts — Other expense*	19	(11)
Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts — Interest expense*	**	**	**
Foreign exchange contracts — Other expense*	**	**	**

Not Designated as Hedges
Interest rate contracts — Interest expense*	(1)	25	(5)
Foreign exchange contracts — Cost of sales	(51)	(19)	(64)
Foreign exchange contracts — Other expense*	(127)	(92)	(90)
Total not designated	$(179)	$(86)	$(159)

*            Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**     The amount is not significant.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

At the beginning of fiscal year 2011, the company combined the reporting of the credit segment and the “Other” segment into the financial services segment. The “Other” segment consisted of an insurance business related to extended warranty policies that did not meet the materiality threshold of reporting. The segment information for previous periods was revised accordingly.

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of farm and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling and timber harvesting — including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters and related attachments.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, provides operating loans, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2011, 2010 and 2009 were as follows: agriculture and turf net sales of $98 million, $59 million and $32 million, construction and forestry net sales of $3 million, $7 million and $4 million, and financial services revenues of $210 million, $224 million and $255 million, respectively.

OPERATING SEGMENTS	2011	2010	2009
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$24,094	$19,868	$18,122
Construction and forestry net sales	5,372	3,705	2,634
Total net sales	29,466	23,573	20,756
Financial services revenues	2,163	2,074	2,028
Other revenues*	384	358	328
Total	$32,013	$26,005	$23,112

*                 Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit (loss)
Agriculture and turf	$3,447	$2,790	$1,448
Construction and forestry	392	119	(83)
Financial services*	725	499	242
Total operating profit	4,564	3,408	1,607
Interest income	47	42	46
Interest expense	(191)	(184)	(163)
Foreign exchange losses from equipment operations’ financing activities	(11)	(30)	(40)
Corporate expenses — net	(177)	(200)	(117)
Income taxes	(1,424)	(1,162)	(460)
Total	(1,756)	(1,534)	(734)
Net income	2,808	1,874	873
Less: Net income attributable to noncontrolling interests	8	9
Net income attributable to Deere & Company	$2,800	$1,865	$873

*                 Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

(continued)

OPERATING SEGMENTS	2011	2010	2009
Interest income*
Agriculture and turf	$23	$20	$28
Construction and forestry	3	3	4
Financial services	1,581	1,528	1,584
Corporate	47	42	46
Intercompany	(231)	(229)	(273)
Total	$1,423	$1,364	$1,389

*            Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$152	$165	$208
Construction and forestry	26	21	19
Financial services	621	670	925
Corporate	191	184	163
Intercompany	(231)	(229)	(273)
Total	$759	$811	$1,042

Depreciation* and amortization expense
Agriculture and turf	$505	$470	$438
Construction and forestry	82	79	78
Financial services	328	366	357
Total	$915	$915	$873

*            Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$5	$13	$14
Construction and forestry	3	(3)	(21)
Financial services	1	1	1
Total	$9	$11	$(6)

Identifiable operating assets
Agriculture and turf	$9,178	$7,593	$6,526
Construction and forestry	2,915	2,353	2,132
Financial services	29,795	27,507	25,964
Corporate*	6,319	5,814	6,511
Total	$48,207	$43,267	$41,133

*            Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$909	$729	$702
Construction and forestry	148	73	95
Financial services	2		1
Total	$1,059	$802	$798

Investments in unconsolidated affiliates
Agriculture and turf	$35	$66	$57
Construction and forestry	159	172	149
Financial services	8	7	7
Total	$202	$245	$213

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2011	2010	2009
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (88%)*	$17,357	$14,794	$13,022
Financial services revenues (81%)*	1,857	1,817	1,801
Total	19,214	16,611	14,823
Outside U.S. and Canada:
Equipment operations net sales	12,109	8,779	7,734
Financial services revenues	306	257	227
Total	12,415	9,036	7,961
Other revenues	384	358	328
Total	$32,013	$26,005	$23,112

*            The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2011, 2010 and 2009.

Operating profit
U.S. and Canada:
Equipment operations	$2,898	$2,302	$1,129
Financial services	593	400	156
Total	3,491	2,702	1,285
Outside U.S. and Canada:
Equipment operations	941	607	236
Financial services	132	99	86
Total	1,073	706	322
Total	$4,564	$3,408	$1,607

Property and equipment
U.S.	$2,329	$2,035	$2,907
Germany	572	489	442
Other countries	1,451	1,267	1,183
Total	$4,352	$3,791	$4,532

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011 Market price
High	$90.99	$99.24	$97.39	$80.82
Low	$74.70	$86.91	$78.51	$61.72
2010 Market price
High	$59.95	$62.21	$66.68	$77.25
Low	$46.30	$48.96	$54.50	$62.34

At October 31, 2011, there were 26,680 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011*
Net sales and revenues	$6,119	$8,910	$8,372	$8,612
Net sales	5,514	8,327	7,722	7,903
Gross profit	1,420	2,221	1,929	1,977
Income before income taxes	746	1,341	1,079	1,057
Net income attributable to Deere & Company	514	904	712	670
Per share data:
Basic	1.22	2.15	1.71	1.63
Diluted	1.20	2.12	1.69	1.62
Dividends declared	.35	.35	.41	.41
Dividends paid	.30	.35	.35	.41

2010*
Net sales and revenues	$4,835	$7,131	$6,837	$7,202
Net sales	4,237	6,548	6,224	6,564
Gross profit	1,032	1,783	1,704	1,655
Income before income taxes	364	989	922	750
Net income attributable to Deere & Company	243	548	617	457
Per share data:
Basic	.57	1.29	1.45	1.08
Diluted	.57	1.28	1.44	1.07
Dividends declared	.28	.28	.30	.30
Dividends paid	.28	.28	.28	.30

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*            See Note 5 for “Special Items” and Note 4 for “Acquisitions and Dispositions.”

30. SUBSEQUENT EVENTS

A quarterly dividend of $.41 per share was declared at the Board of Directors meeting on December 7, 2011, payable on February 1, 2012 to stockholders of record on December 30, 2011.

In November 2011, the company’s financial services operations issued $600 million of 1.25% medium-term notes due in December 2014 and $500 million of 2.00% medium-term notes due in January 2017. The $500 million of 2.00% medium-term notes were swapped to a variable interest rate of 1.18% at the issuance date.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2011, 2010 and 2009

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2011	2010	2009	2011	2010	2009
Net Sales and Revenues
Net sales	$29,466.1	$23,573.2	$20,756.1
Finance and interest income	73.3	64.8	77.7	$2,080.8	$1,975.1	$2,037.3
Other income	455.5	386.2	337.1	292.5	322.5	246.0
Total	29,994.9	24,024.2	21,170.9	2,373.3	2,297.6	2,283.3

Costs and Expenses
Cost of sales	21,920.7	17,400.3	16,256.9
Research and development expenses	1,226.2	1,052.4	977.0
Selling, administrative and general expenses	2,786.6	2,496.0	2,262.4	394.4	482.9	528.3
Interest expense	191.4	184.1	162.6	621.0	670.1	924.8
Interest compensation to Financial Services	178.5	186.3	227.9
Other operating expenses	192.5	177.9	186.5	634.2	646.7	588.7
Total	26,495.9	21,497.0	20,073.3	1,649.6	1,799.7	2,041.8

Income of Consolidated Group before Income Taxes	3,499.0	2,527.2	1,097.6	723.7	497.9	241.5
Provision for income taxes	1,169.6	1,035.2	420.3	253.9	126.4	39.7
Income of Consolidated Group	2,329.4	1,492.0	677.3	469.8	371.5	201.8

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	471.0	372.5	202.5	1.2	.9	.5
Other	7.4	9.9	(6.7)
Total	478.4	382.4	195.8	1.2	.9	.5
Net Income	2,807.8	1,874.4	873.1	471.0	372.4	202.3
Less: Net income (loss) attributable to noncontrolling interests	7.9	9.4	(.4)		(.1)	(.2)
Net Income Attributable to Deere & Company	$2,799.9	$1,865.0	$873.5	$471.0	$372.5	$202.5

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2011 and 2010

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2011	2010	2011	2010
ASSETS
Cash and cash equivalents	$3,187.5	$3,348.3	$459.7	$442.3
Marketable securities	502.6		284.7	227.9
Receivables from unconsolidated subsidiaries and affiliates	1,713.4	1,712.6		1.6
Trade accounts and notes receivable - net	1,093.9	999.8	2,807.2	2,979.7
Financing receivables - net	14.0	9.4	19,909.5	17,672.8
Financing receivables securitized - net			2,905.0	2,238.3
Other receivables	965.6	889.5	370.1	49.4
Equipment on operating leases - net			2,150.0	1,936.2
Inventories	4,370.6	3,063.0
Property and equipment - net	4,287.5	3,722.4	64.9	68.3
Investments in unconsolidated subsidiaries and affiliates	3,473.9	3,420.2	8.1	7.0
Goodwill	999.8	998.6
Other intangible assets - net	123.4	113.0	4.0	4.0
Retirement benefits	29.6	145.8	28.0	31.4
Deferred income taxes	3,052.8	2,737.1	91.2	103.2
Other assets	468.6	381.2	712.6	812.9
Assets held for sale				931.4
Total Assets	$24,283.2	$21,540.9	$29,795.0	$27,506.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$528.5	$85.0	$6,323.8	$5,240.7
Short-term securitization borrowings			2,777.4	2,208.8
Payables to unconsolidated subsidiaries and affiliates	117.7	205.2	1,665.5	1,673.7
Accounts payable and accrued expenses	6,869.3	5,757.1	1,547.8	1,253.3
Deferred income taxes	99.0	92.0	354.7	415.5
Long-term borrowings	3,167.1	3,328.6	13,792.8	13,485.9
Retirement benefits and other liabilities	6,686.7	5,771.6	52.6	43.8
Total liabilities	17,468.3	15,239.5	26,514.6	24,321.7
Commitments and contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized — 1,200,000,000 shares; issued — 536,431,204 shares in 2011 and 2010), at paid-in amount	3,251.7	3,106.3	1,570.6	1,722.5
Common stock in treasury, 130,361,345 shares in 2011 and 114,250,815 shares in 2010, at cost	(7,292.8)	(5,789.5)
Retained earnings	14,519.4	12,353.1	1,541.5	1,335.2
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(4,135.4)	(3,797.0)
Cumulative translation adjustment	453.8	436.0	164.7	143.6
Unrealized loss on derivatives	(8.3)	(29.2)	(8.3)	(29.2)
Unrealized gain on investments	11.9	10.6	11.9	10.6
Accumulated other comprehensive income (loss)	(3,678.0)	(3,379.6)	168.3	125.0
Total Deere & Company stockholders’ equity	6,800.3	6,290.3	3,280.4	3,182.7
Noncontrolling interests	14.6	11.1		2.0
Total stockholders’ equity	6,814.9	6,301.4	3,280.4	3,184.7
Total Liabilities and Stockholders’ Equity	$24,283.2	$21,540.9	$29,795.0	$27,506.4

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2011, 2010 and 2009

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2011	2010	2009	2011	2010	2009
Cash Flows from Operating Activities
Net income	$2,807.8	$1,874.4	$873.1	$471.0	$372.4	$202.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	4.5	6.3	35.3	9.0	100.1	196.5
Provision for depreciation and amortization	587.0	548.7	516.2	401.5	424.6	409.0
Goodwill impairment charges		27.2	289.2
Undistributed earnings of unconsolidated subsidiaries and affiliates	(118.8)	(156.7)	(195.1)	(1.0)	(.9)	(.5)
Provision (credit) for deferred income taxes	(278.3)	74.8	83.2	110.2	100.2	88.4
Changes in assets and liabilities:
Receivables	(109.5)	(333.0)	325.9		(5.6)	1.2
Inventories	(1,281.8)	(647.7)	773.0
Accounts payable and accrued expenses	1,027.0	1,062.9	(1,127.2)	351.3	5.7	18.1
Accrued income taxes payable/receivable	45.3	6.5	(247.0)	(44.1)	15.6	12.9
Retirement benefits	483.2	(140.1)	(25.7)	12.1	(14.0)	(2.1)
Other	(168.0)	221.6	123.7	(245.0)	276.1	(29.2)
Net cash provided by operating activities	2,998.4	2,544.9	1,424.6	1,065.0	1,274.2	896.6
Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				13,333.1	12,287.7	12,399.0
Proceeds from maturities and sales of marketable securities	.3		803.4	32.2	38.4	21.7
Proceeds from sales of equipment on operating leases				683.4	621.9	477.3
Government grants related to property and equipment					92.3
Proceeds from sales of businesses, net of cash sold	911.1	34.9
Cost of receivables acquired (excluding trade and wholesale)				(15,365.9)	(13,681.6)	(12,155.4)
Purchases of marketable securities	(503.1)		(7.6)	(83.8)	(63.4)	(22.0)
Purchases of property and equipment	(1,054.3)	(735.5)	(788.0)	(2.4)	(26.2)	(118.7)
Cost of equipment on operating leases acquired				(1,230.5)	(1,098.4)	(834.4)
Increase in investment in Financial Services	(69.0)	(43.8)	(60.0)
Acquisitions of businesses, net of cash acquired	(60.8)	(37.2)	(49.8)		(8.3)
Increase in trade and wholesale receivables				(561.8)	(838.8)	(151.0)
Other	(79.5)	(32.9)	(20.7)	(35.7)	18.3	52.8
Net cash used for investing activities	(855.3)	(814.5)	(122.7)	(3,231.4)	(2,658.1)	(330.7)
Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	230.8	(127.9)	(52.2)	(456.9)	883.9	(1,332.6)
Change in intercompany receivables/payables	(552.6)	(1,229.9)	550.9	552.6	1,229.9	(550.9)
Proceeds from long-term borrowings	69.0	305.0	1,384.8	5,586.0	2,316.0	4,898.0
Payments of long-term borrowings	(11.5)	(311.5)	(75.6)	(3,209.3)	(3,364.2)	(3,754.7)
Proceeds from issuance of common stock	170.0	129.1	16.5
Repurchases of common stock	(1,667.0)	(358.8)	(3.2)
Capital investment from Equipment Operations				69.0	43.8	60.0
Dividends paid	(593.1)	(483.5)	(473.4)	(340.1)	(217.2)
Excess tax benefits from share-based compensation	70.1	43.5	4.6
Other	(17.3)	(20.7)	(25.8)	(31.2)	(20.6)	(116.1)
Net cash provided by (used for) financing activities	(2,301.6)	(2,054.7)	1,326.6	2,170.1	871.6	(796.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	(17.2)	26.7	13.7	(7.3)	15.5
Net Increase (Decrease) in Cash and Cash Equivalents	(160.8)	(341.5)	2,655.2	17.4	(519.6)	(214.9)
Cash and Cash Equivalents at Beginning of Year	3,348.3	3,689.8	1,034.6	442.3	961.9	1,176.8
Cash and Cash Equivalents at End of Year	$3,187.5	$3,348.3	$3,689.8	$459.7	$442.3	$961.9

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2011	2010	2009	2008	2007		2006	2005		2004	2003	2002
Net sales and revenues	$32,013	$26,005	$23,112	$28,438	$24,082		$22,148	$21,191		$19,204	$14,856	$13,296
Net sales	29,466	23,573	20,756	25,803	21,489		19,884	19,401		17,673	13,349	11,703
Finance and interest income	1,923	1,825	1,842	2,068	2,055		1,777	1,440		1,196	1,276	1,339
Research and development expenses	1,226	1,052	977	943	817		726	677		612	577	528
Selling, administrative and general expenses	3,169	2,969	2,781	2,960	2,621		2,324	2,086		1,984	1,623	1,546
Interest expense	759	811	1,042	1,137	1,151		1,018	761		592	629	637
Income from continuing operations*	2,800	1,865	873	2,053	1,822		1,453	1,414		1,398	620	296
Net income*	2,800	1,865	873	2,053	1,822		1,694	1,447		1,406	643	319
Return on net sales	9.5%	7.9%	4.2%	8.0%	8.5%		8.5%	7.5%		8.0%	4.8%	2.7%
Return on beginning Deere & Company stockholders’ equity	44.5%	38.7%	13.4%	28.7%	24.3%		24.7%	22.6%		35.1%	20.3%	8.0%

Income per share from continuing operations — basic*	$6.71	$4.40	$2.07	$4.76	$4.05		$3.11	$2.90		$2.82	$1.29	$.62
— diluted*	6.63	4.35	2.06	4.70	4.00		3.08	2.87		2.76	1.27	.61
Net income per share — basic*	6.71	4.40	2.07	4.76	4.05		3.63	2.97		2.84	1.34	.67
— diluted*	6.63	4.35	2.06	4.70	4.00		3.59	2.94		2.78	1.32	.66
Dividends declared per share	1.52	1.16	1.12	1.06	.91		.78	.60	1/2	.53	.44	.44
Dividends paid per share	1.41	1.14	1.12	1.03	.85	1/2	.74	.59		.50	.44	.44
Average number of common shares outstanding (in millions) — basic	417.4	424.0	422.8	431.1	449.3		466.8	486.6		494.5	480.4	476.4
— diluted	422.4	428.6	424.4	436.3	455.0		471.6	492.9		506.2	486.7	481.8

Total assets	$48,207	$43,267	$41,133	$38,735	$38,576		$34,720	$33,637		$28,754	$26,258	$23,768
Trade accounts and notes receivable — net	3,295	3,464	2,617	3,235	3,055		3,038	3,118		3,207	2,619	2,734
Financing receivables — net	19,924	17,682	15,255	16,017	15,631		14,004	12,869		11,233	9,974	9,068
Financing receivables securitized — net	2,905	2,238	3,108	1,645	2,289		2,371	1,458
Equipment on operating leases — net	2,150	1,936	1,733	1,639	1,705		1,494	1,336		1,297	1,382	1,609
Inventories	4,371	3,063	2,397	3,042	2,337		1,957	2,135		1,999	1,366	1,372
Property and equipment — net	4,352	3,791	4,532	4,128	3,534		2,764	2,343		2,138	2,064	1,985
Short-term borrowings:
Equipment operations	528	85	490	218	130		282	678		312	577	398
Financial services	6,324	5,241	3,537	6,621	7,495		5,436	4,732		3,146	3,770	4,039
Total	6,852	5,326	4,027	6,839	7,625		5,718	5,410		3,458	4,347	4,437
Short-term securitization borrowings:
Financial services	2,777	2,209	3,132	1,682	2,344		2,403	1,474
Long-term borrowings:
Equipment operations	3,167	3,329	3,073	1,992	1,973		1,969	2,423		2,728	2,727	2,989
Financial services	13,793	13,486	14,319	11,907	9,825		9,615	9,316		8,362	7,677	5,961
Total	16,960	16,815	17,392	13,899	11,798		11,584	11,739		11,090	10,404	8,950
Total Deere & Company stockholders’ equity	6,800	6,290	4,819	6,533	7,156		7,491	6,852		6,393	4,002	3,163

Book value per share*	$16.75	$14.90	$11.39	$15.47	$16.28		$16.48	$14.46		$12.95	$8.22	$6.62
Capital expenditures	$1,050	$795	$767	$1,117	$1,025		$774	$512		$364	$313	$358
Number of employees (at year end)	61,278	55,650	51,262	56,653	52,022		46,549	47,423		46,465	43,221	43,051

* Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related statements of consolidated income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2011.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 19, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date:  December 19, 2011

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

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Principal Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ James M. Field	Senior Vice President,	)
James M. Field	Principal Financial Officer and	)	December 19, 2011
	Principal Accounting Officer	)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)

Signature	Title		Date

/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
		)	December 19, 2011
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ David B. Speer	Director	)
David B. Speer		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2011, 2010 and 2009

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2011
Allowance for doubtful receivables:
Equipment operations:
Trade receivable allowances	$67,159	$4,521	Bad debt recoveries	$451	Trade receivable write-offs	$4,419	$67,571
					Other (primarily translation)	141

Financial services:
Trade receivable allowances	4,510	78	Bad debt recoveries	89	Trade receivable write-offs	303	4,356
					Other (primarily translation)	18
Financing receivable allowances	224,810	8,990	Bad debt recoveries	41,904	Financing receivable write-offs	79,009	197,077
			Other (primarily translation)	382
Consolidated receivable allowances	$296,479	$13,589		$42,826		$83,890	$269,004

YEAR ENDED OCTOBER 31, 2010
Allowance for doubtful receivables:
Equipment operations:
Trade receivable allowances	$72,729	$6,299	Bad debt recoveries	$22,797	Trade receivable write-offs	$35,473	$67,159
			Other (primarily translation)	807

Financial services:
Trade receivable allowances	4,848	(126)	Bad debt recoveries	461	Trade receivable write-offs	933	4,510
			Other (primarily translation)	260
Financing receivable allowances	238,910	100,243	Bad debt recoveries	31,330	Financing receivable write-offs	147,275	224,810
			Other (primarily translation)	1,602
Consolidated receivable allowances	$316,487	$106,416		$57,257		$183,681	$296,479

YEAR ENDED OCTOBER 31, 2009
Allowance for doubtful receivables:
Equipment operations:
Trade receivable allowances	$50,527	$35,251	Bad debt recoveries	$20,043	Trade receivable write-offs	$37,919	$72,729
			Other (primarily translation)	4,827

Financial services:
Trade receivable allowances	5,746	1,699	Bad debt recoveries	274	Trade receivable write-offs	3,429	4,848
			Other (primarily translation)	558
Financing receivable allowances	169,637	195,053	Bad debt recoveries	24,444	Financing receivable write-offs	164,747	238,910
			Other (primarily translation)	14,523
Consolidated receivable allowances	$225,910	$232,003		$64,669		$206,095	$316,487

INDEX TO EXHIBITS

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant dated December 8, 2011, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

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

10.6	Deere & Company Voluntary Deferred Compensation Plan, (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.7	John Deere Short-Term Incentive Bonus Plan (Appendix C to Proxy Statement of registrant filed January 13, 2010, Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Mid-Term Incentive Plan (Exhibit 10.8 to Form 10-K of registrant for the year ended October 31, 2007, Securities and Exchange Commission File Number 1-4121*)

10. 09	John Deere Omnibus Equity and Incentive Plan (Appendix B to Proxy Statement of registrant filed January 13, 2010, Securities and Exchange Commission File Number 1-4121*)

10.10

Form of Terms and Conditions for John Deere Nonqualified Stock Option Grant (Exhibit 10.10 to Form 10-K of registrant for the year ended October 31, 2010, Securities and Exchange Commission File Number 1-4121*)

10.11	Form of John Deere Restricted Stock Unit Grant for Employees (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2010, Securities and Exchange Commission File Number 1-4121*)

10.12	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.13	Form of John Deere Performance Stock Unit Grant (Exhibit 10.13to Form 10-K of registrant for the year ended October 31, 2010, Securities and Exchange Commission File Number 1-4121*)

10.14	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004, Securities and Exchange Commission File Number 1-4121*)

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

10.23

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.25

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.27

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005,  Securities and Exchange Commission File Number 1-4121*)

10.29

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.30

49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011. (Exhibit 10.1 to form 10-Q of registrant for the quarter ended April 30, 2010, Securities and Exchange Commission File Number 1-4121*)

10,31

First Amendment to the 49-Month Credit Agreement among registrant, John Deere Capital Corporation, John

Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A. as administration agent, Citibank,

N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 28, 2011(Exhibit 10.2 to form 10-Q of registrant for the quarter ended April 30, 2010, Securities and Exchange Commission File Number 1-4121*)

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