Form 10-Q
period 2012-01-31
DEERE & CO
filed 2012-03-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes        No      X

At January 31, 2012, 401,826,150 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 44

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2012 and 2011
(In millions of dollars and shares except per share amounts) Unaudited

	2012	2011
Net Sales and Revenues
Net sales	$6,119.0	$5,513.8
Finance and interest income	475.1	460.1
Other income	172.4	145.3
Total	6,766.5	6,119.2

Costs and Expenses
Cost of sales	4,576.0	4,094.1
Research and development expenses	312.5	268.9
Selling, administrative and general expenses	709.0	665.0
Interest expense	192.1	202.5
Other operating expenses	176.6	142.7
Total	5,966.2	5,373.2

Income of Consolidated Group before Income Taxes	800.3	746.0
Provision for income taxes	266.2	232.2
Income of Consolidated Group	534.1	513.8
Equity in income of unconsolidated affiliates	.3	.5
Net Income	534.4	514.3
Less: Net income attributable to noncontrolling interests	1.5	.6
Net Income Attributable to Deere & Company	$532.9	$513.7

Per Share Data
Basic	$1.32	$1.22
Diluted	$1.30	$1.20

Average Shares Outstanding
Basic	404.0	421.8
Diluted	408.4	427.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31	October 31	January 31
	2012	2011	2011
Assets
Cash and cash equivalents	$3,388.3	$3,647.2	$3,438.0
Marketable securities	1,126.4	787.3	234.2
Receivables from unconsolidated affiliates	48.6	48.0	43.8
Trade accounts and notes receivable - net	3,333.4	3,294.5	3,237.1
Financing receivables - net	19,098.3	19,923.5	18,164.1
Financing receivables securitized - net	2,680.9	2,905.0	1,768.2
Other receivables	1,245.6	1,330.6	885.1
Equipment on operating leases - net	2,052.4	2,150.0	1,845.4
Inventories	5,677.7	4,370.6	4,178.4
Property and equipment - net	4,303.8	4,352.3	3,781.5
Investments in unconsolidated affiliates	226.0	201.7	215.3
Goodwill	964.9	999.8	997.3
Other intangible assets - net	119.4	127.4	133.1
Retirement benefits	29.1	30.4	176.9
Deferred income taxes	2,879.5	2,858.6	2,664.5
Other assets	1,402.6	1,180.5	1,132.9
Total Assets	$48,576.9	$48,207.4	$42,895.8

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,506.4	$6,852.3	$5,693.3
Short-term securitization borrowings	2,613.8	2,777.4	1,764.8
Payables to unconsolidated affiliates	113.5	117.7	276.9
Accounts payable and accrued expenses	6,816.7	7,804.8	5,910.5
Deferred income taxes	152.8	168.3	149.8
Long-term borrowings	16,924.0	16,959.9	16,705.9
Retirement benefits and other liabilities	6,670.5	6,712.1	5,807.9
Total liabilities	41,797.7	41,392.5	36,309.1

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2012 – 536,431,204)	3,276.8	3,251.7	3,154.6
Common stock in treasury	(7,656.6)	(7,292.8)	(6,003.2)
Retained earnings	14,887.1	14,519.4	12,719.2
Accumulated other comprehensive income (loss)	(3,743.9)	(3,678.0)	(3,292.0)
Total Deere & Company stockholders’ equity	6,763.4	6,800.3	6,578.6
Noncontrolling interests	15.8	14.6	8.1
Total stockholders’ equity	6,779.2	6,814.9	6,586.7
Total Liabilities and Stockholders’ Equity	$48,576.9	$48,207.4	$42,895.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2012 and 2011
(In millions of dollars) Unaudited

	2012	2011

Cash Flows from Operating Activities
Net income	$534.4	$514.3
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for doubtful receivables	(.8)	7.9
Provision for depreciation and amortization	243.3	219.0
Share-based compensation expense	19.5	15.0
Undistributed earnings of unconsolidated affiliates	.7	8.6
Credit for deferred income taxes	(28.2)	(185.1)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	221.6	(110.0)
Inventories	(1,449.1)	(1,096.1)
Accounts payable and accrued expenses	(854.8)	(447.3)
Accrued income taxes payable/receivable	160.4	130.5
Retirement benefits	101.5	94.2
Other	(175.3)	(51.3)
Net cash used for operating activities	(1,226.8)	(900.3)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,019.9	3,761.7
Proceeds from maturities and sales of marketable securities	8.2	9.4
Proceeds from sales of equipment on operating leases	222.3	196.5
Proceeds from sales of businesses, net of cash sold	6.9	891.6
Cost of receivables acquired (excluding receivables related to sales)	(3,485.4)	(3,390.2)
Purchases of marketable securities	(342.8)	(20.7)
Purchases of property and equipment	(269.1)	(214.9)
Cost of equipment on operating leases acquired	(118.3)	(92.4)
Acquisitions of businesses, net of cash acquired		(46.6)
Other	(78.1)	(111.6)
Net cash provided by (used for) investing activities	(36.4)	982.8

Cash Flows from Financing Activities
Increase in total short-term borrowings	481.8	19.5
Proceeds from long-term borrowings	1,410.2	328.4
Payments of long-term borrowings	(315.0)	(453.5)
Proceeds from issuance of common stock	18.9	88.9
Repurchases of common stock	(387.9)	(302.2)
Dividends paid	(167.8)	(127.2)
Excess tax benefits from share-based compensation	10.6	32.6
Other	(10.7)	(11.5)
Net cash provided by (used for) financing activities	1,040.1	(425.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35.8)	(10.1)

Net Decrease in Cash and Cash Equivalents	(258.9)	(352.6)
Cash and Cash Equivalents at Beginning of Period	3,647.2	3,790.6
Cash and Cash Equivalents at End of Period	$3,388.3	$3,438.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2011 and 2012

(In millions of dollars)

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	514.3	$513.7			513.7		.6
Other comprehensive income (loss)
Retirement benefits adjustment	66.2	66.2				66.2
Cumulative translation adjustment	20.4	20.4				20.4
Unrealized gain on derivatives	5.1	5.1				5.1
Unrealized loss on investments	(4.1)	(4.1)				(4.1)
Comprehensive income	601.9	$601.3					.6

Repurchases of common stock	(302.2)			(302.2)
Treasury shares reissued	88.5			88.5
Dividends declared	(151.2)				(147.7)		(3.5)
Stock options and other	46.3		48.3		.1		(2.1)
Balance January 31, 2011	$6,586.7		$3,154.6	$(6,003.2)	$12,719.2	$(3,292.0)	$8.1

Balance October 31, 2011	$6,814.9		$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	534.4	$532.9			532.9		1.5
Other comprehensive income (loss)
Retirement benefits adjustment	70.4	70.4				70.4
Cumulative translation adjustment	(136.1)	(135.9)				(135.9)	(.2)
Unrealized loss on derivatives	(3.6)	(3.6)				(3.6)
Unrealized gain on investments	3.2	3.2				3.2
Comprehensive income	468.3	$467.0					1.3
Repurchases of common stock	(387.9)			(387.9)
Treasury shares reissued	24.1			24.1
Dividends declared	(165.3)				(165.3)
Stock options and other	25.1		25.1		.1		(.1)
Balance January 31, 2012	$6,779.2		$3,276.8	$(7,656.6)	$14,887.1	$(3,743.9)	$15.8

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

Financial Services - Includes the Company’s financial services operations.

Consolidated - Represents the consolidation of the equipment operations and financial services.  References to “Deere & Company” or “the Company” refer to the entire enterprise.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2012 financial statement presentation.  Short-term securitization borrowings have been shown separately from other short-term borrowings on the Condensed Consolidated Balance Sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-17 last year.  In the Supplemental Consolidating Data in Note 18, the costs and collections of trade receivables and wholesale notes for the financial services statement of cash flows investing activities have been presented on a net basis.  These receivables have short durations with a high turnover rate.  The total cash flows for the financial services investing activities have not changed.  The presentation of these receivables on the Statement of Consolidated Cash Flows has also not changed and continues to be shown as an adjustment to net income in the operating activities since they are related to sales.

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	January 31 2012	October 31 2011	January 31 2011
Cash and cash equivalents		$11
Intercompany receivables	$10	14	$9
Inventories	46	30	58
Property and equipment - net	3	3	4
Other assets	2	3	3
Total assets	$61	$61	$74

Short-term borrowings	$5		$9
Accounts payable and accrued expenses	49	$56	65
Total liabilities	$54	$56	$74

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $78 million and $51 million in the first three months of 2012 and 2011, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $44 million and $34 million at January 31, 2012 and 2011, respectively.

(3)            New accounting standard adopted in the first three months of 2012 was as follows:

In the first quarter of 2012, the Company adopted the remaining provisions of FASB ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements.  The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which were required in the first quarter of fiscal year 2012.  The adoption in 2010 and the adoption in the first quarter of 2012 did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement.  This ASU requires the categorization by level for items that are required to be disclosed at fair value, information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements.  In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements.  The effective date will be the second quarter of fiscal year 2012.  The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles – Goodwill and Other.  This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired.  The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If that assessment indicates no impairment, the first and second steps of the previous quantitative goodwill impairment test are not required.  The effective date will be the first quarter of fiscal year 2013 with early adoption permitted.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet.  This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement.  This would include derivatives and other financial securities arrangements.  The effective date will be the first quarter of fiscal year 2014 and must be applied retrospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)            Comprehensive income, which includes all changes in the total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended January 31
	2012	2011
Net income	$534.4	$514.3
Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	70.4	66.2
Cumulative translation adjustment	(136.1)	20.4
Unrealized gain (loss) on derivatives	(3.6)	5.1
Unrealized gain (loss) on investments	3.2	(4.1)
Comprehensive income	$468.3	$601.9

For the first quarter of 2012 and 2011, the table above includes noncontrolling interests’ comprehensive income of $1.3 million and $.6 million, which consists of net income of $1.5 million and $.6 million and cumulative translation adjustments of $(.2) million and none, respectively.

(5)            Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2012	2011
Dividends declared	$.41	$.35
Dividends paid	$.41	$.30

(6)            A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended January 31
	2012	2011
Net income attributable to Deere & Company	$532.9	$513.7
Less income allocable to participating securities	.2	.1
Income allocable to common stock	$532.7	$513.6
Average shares outstanding	404.0	421.8
Basic per share	$1.32	$1.22

Average shares outstanding	404.0	421.8
Effect of dilutive share-based compensation	4.4	5.7
Total potential shares outstanding	408.4	427.5
Diluted per share	$1.30	$1.20

During the first quarter of 2012 and 2011, 4.4 million shares and 4.0 million shares, respectively, related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)            The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for employees in the U.S. and Canada.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2012	2011
Service cost	$53	$49
Interest cost	116	124
Expected return on plan assets	(196)	(199)
Amortization of actuarial loss	52	38
Amortization of prior service cost	10	10
Settlements/curtailments	1
Net cost	$36	$22

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2012	2011
Service cost	$12	$11
Interest cost	71	81
Expected return on plan assets	(25)	(28)
Amortization of actuarial loss	60	67
Amortization of prior service credit	(3)	(4)
Net cost	$115	$127

During the first quarter of 2012, the Company contributed approximately $21 million to its pension plans and $12 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $412 million to its pension plans and $15 million to its other postretirement benefit plans during the remainder of fiscal year 2012.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)            The Company’s unrecognized tax benefits at January 31, 2012 were $176 million, compared to $199 million at October 31, 2011.  The January 31, 2012 liability consisted of approximately $43 million that would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes to the unrecognized tax benefits for the first three months of 2012 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)   Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2012	2011	Change
Net sales and revenues:
Agriculture and turf	$4,724	$4,371	+8
Construction and forestry	1,395	1,143	+22
Total net sales	6,119	5,514	+11
Financial services	548	507	+8
Other revenues	100	98	+2
Total net sales and revenues	$6,767	$6,119	+11

Operating profit *
Agriculture and turf	$574	$558	+3
Construction and forestry	124	88	+41
Financial services	175	172	+2
Total operating profit	873	818	+7
Other reconciling items **	(340)	(304)	+12
Net income attributable to Deere & Company	$533	$514	+4

Identifiable assets:
Agriculture and turf	$10,154	$8,378	+21
Construction and forestry	3,049	2,515	+21
Financial services	29,817	26,626	+12
Corporate	5,557	5,377	+3
Total assets	$48,577	$42,896	+13

Intersegment sales and revenues:
Agriculture and turf net sales	$23	$19	+21
Construction and forestry net sales		3
Financial services	52	48	+8

Equipment operations outside the U.S. and Canada:
Net sales	$2,528	$2,093	+21
Operating profit	170	214	-21

*    Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses and income taxes.  Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	January 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$68	$30	$25	$123
Construction and forestry	38	17	10	65
Other:
Agriculture and turf	19	13	4	36
Construction and forestry	9	4	2	15
Total	$134	$64	$41	$239

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$123	$145	$14,617	$14,885
Construction and forestry	65	15	1,327	1,407
Other:
Agriculture and turf	36	15	4,667	4,718
Construction and forestry	15	3	946	964
Total	$239	$178	$21,557	21,974

Less allowance for doubtful receivables				195
Total financing receivables - net				$21,779

*                 Financing receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$81	$30	$25	$136
Construction and forestry	45	20	11	76
Other:
Agriculture and turf	23	10	5	38
Construction and forestry	7	4	2	13
Total	$156	$64	$43	$263

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$136	$132	$14,667	$14,935
Construction and forestry	76	17	1,264	1,357
Recreational products			4	4
Other:
Agriculture and turf	38	16	5,655	5,709
Construction and forestry	13	5	1,003	1,021
Total	$263	$170	$22,593	23,026

Less allowance for doubtful receivables				197
Total financing receivables - net				$22,829

*                 Financing receivables that are 90 days or greater past due and still accruing finance income.

	January 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$97	$46	$35	$178
Construction and forestry	49	30	27	106
Other:
Agriculture and turf	30	13	16	59
Construction and forestry	14	6	6	26
Total	$190	$95	$84	$369

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$178	$160	$12,767	$13,105
Construction and forestry	106	26	1,181	1,313
Recreational products			5	5
Other:
Agriculture and turf	59	18	4,762	4,839
Construction and forestry	26	12	849	887
Total	$369	$216	$19,564	20,149

Less allowance for doubtful receivables				217
Total financing receivables - net				$19,932

* Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving Charge Accounts	Other	Total
January 31, 2012
Allowance:
Beginning of period balance	$130	$40	$27	$197
Provision		1		1
Write-offs	(2)	(7)	(1)	(10)
Recoveries	2	6		8
Translation adjustments	(1)			(1)
End of period balance	$129	$40	$26	$195
Balance individually evaluated *	$1			$1

Financing receivables:
End of period balance	$16,292	$1,813	$3,869	$21,974
Balance individually evaluated *	$13		$5	$18

January 31, 2011
Allowance:
Beginning of period balance	$144	$44	$37	$225
Provision	4	3	1	8
Write-offs	(17)	(10)	(2)	(29)
Recoveries	3	8		11
Translation adjustments	2			2
End of period balance	$136	$45	$36	$217
Balance individually evaluated *	$2	$1	$4	$7

Financing receivables:
End of period balance	$14,424	$1,867	$3,858	$20,149
Balance individually evaluated *	$15	$2	$14	$31

* Remainder is collectively evaluated.

Financing receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms.

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
January 31, 2012
Receivables with specific allowance *	$4	$4	$1	$4
Receivables without a specific allowance **	10	10		9
Total	$14	$14	$1	$13
Agriculture and turf	$9	$9	$1	$8
Construction and forestry	$5	$5		$5

October 31, 2011
Receivables with specific allowance *	$7	$7	$1	$8
Receivables without a specific allowance **	9	9		12
Total	$16	$16	$1	$20
Agriculture and turf	$11	$11	$1	$14
Construction and forestry	$5	$5		$6

January 31, 2011
Receivables with specific allowance *	$9	$9	$7	$20
Receivables without a specific allowance **	9	9		9
Total	$18	$18	$7	$29
Agriculture and turf	$12	$12	$6	$13
Construction and forestry	$6	$6	$1	$16

*                 Finance income recognized was not material.

**          Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first quarter of 2012, the Company identified 52 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.1 million pre-modification and $1.0 million post-modification.  During the first quarter of 2011, there were 45 contracts with $1.6 million pre-modification and $1.4 million post-modification balances.  During these same periods, there were no troubled debt restructurings that subsequently defaulted and were written off.  At January 31, 2012, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,278 million, $1,523 million and $1,133 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,159 million, $1,395 million and $1,073 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $354 million, $369 million and $177 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $344 million, $346 million and $173 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,143 million, $1,109 million and $531 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,112 million, $1,038 million and $520 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2012
Carrying value of liabilities	$ 1,112
Maximum exposure to loss	1,143

The total assets of unconsolidated VIEs related to securitizations were approximately $29 billion at January 31, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2012	October 31 2011	January 31 2011
Financing receivables securitized (retail notes)	$2,695	$2,923	$1,788
Allowance for credit losses	(14)	(18)	(20)
Other assets	94	96	73
Total restricted securitized assets	$2,775	$3,001	$1,841

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2012	October 31 2011	January 31 2011
Short-term securitization borrowings	$2,614	$2,777	$1,765
Accrued interest on borrowings	1	2	1
Total liabilities related to restricted securitized assets	$2,615	$2,779	$1,766

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2012, the maximum remaining term of all restricted receivables was approximately six years.

(12)     Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2012	October 31 2011	January 31 2011
Raw materials and supplies	$1,850	$1,626	$1,413
Work-in-process	814	647	612
Finished goods and parts	4,503	3,584	3,591
Total FIFO value	7,167	5,857	5,616
Less adjustment to LIFO value	1,489	1,486	1,438
Inventories	$5,678	$4,371	$4,178

(13)     The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill - net	389	610	999

Translation adjustments	(1)	2	1
Other	(4)	1	(3)

Balance January 31, 2011:
Goodwill	700	613	1,313
Less accumulated impairment losses	316		316
Goodwill - net	$384	$613	$997

Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill - net	385	615	1,000

Translation adjustments	(6)	(29)	(35)

Balance January 31, 2012:
Goodwill	695	586	1,281
Less accumulated impairment losses	316		316
Goodwill - net	$379	$586	$965

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31
	Years	2012	2011
Amortized intangible assets:
Customer lists and relationships	14	$102	$110
Technology, patents, trademarks and other	15	106	94
Total at cost		208	204
Less accumulated amortization **		93	75
Total		115	129
Unamortized intangible assets:
Licenses		4	4
Other intangible assets - net		$119	$133

*                 Weighted-averages

**          Accumulated amortization at January 31, 2012 and 2011 for customer lists and relationships totaled $54 million and $47 million and technology, patents, trademarks and other totaled $39 million and $28 million, respectively.

The amortization of other intangible assets in the first quarter of 2012 and 2011 was $5 million and $4 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2012 - $14, 2013 - $16, 2014 - $15, 2015 - $14 and 2016 - $12.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $238 million and $206 million at January 31, 2012 and 2011, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended January 31
	2012	2011
Beginning of period balance	$892	$762
Payments	(136)	(133)
Amortization of premiums received	(25)	(22)
Accruals for warranties	139	191
Premiums received	35	25
Foreign exchange	(10)	(1)
End of period balance	$895	$822

At January 31, 2012, the Company had approximately $250 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John

Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2012, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2012 was approximately five years.

At January 31, 2012 the Company had commitments of approximately $383 million for the construction and acquisition of property and equipment.  Also, at January 31, 2012, the Company had pledged or restricted assets of $151 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $45 million at January 31, 2012, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2012.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, software licensing, patent, trademark and environmental matters.  The Company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its consolidated financial statements.

(15)     The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2012		October 31, 2011		January 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Financing receivables - net	$19,098	$19,096	$19,924	$19,919	$18,164	$18,181
Financing receivables securitized - net	2,681	2,679	2,905	2,907	1,768	1,777
Short-term securitization borrowings	2,614	2,624	2,777	2,789	1,765	1,778

Long-term borrowings due within one year:
Equipment operations	$242	$233	$244	$233	$39	$41
Financial services	6,300	6,357	5,249	5,331	3,075	3,134
Total	$6,542	$6,590	$5,493	$5,564	$3,114	$3,175

Long-term borrowings:
Equipment operations	$3,134	$3,788	$3,167	$3,771	$3,315	$3,581
Financial services	13,790	14,123	13,793	14,154	13,391	13,838
Total	$16,924	$17,911	$16,960	$17,925	$16,706	$17,419

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31	October 31	January 31
	2012*	2011*	2011*
Marketable securities
U.S. government debt securities	$885	$576	$63
Municipal debt securities	37	36	29
Corporate debt securities	99	89	67
Residential mortgage-backed securities **	105	86	73
Other debt securities			2
Total marketable securities	1,126	787	234
Other assets
Derivatives:
Interest rate contracts	569	471	365
Foreign exchange contracts	8	12	12
Cross-currency interest rate contracts	7	2	2
Total assets ***	$1,710	$1,272	$613

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$58	$61	$36
Foreign exchange contracts	86	100	26
Cross-currency interest rate contracts	45	7	64
Total liabilities	$189	$168	$126

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $843 million, $540 million and $36 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.

**	Primarily issued by U.S. government sponsored enterprises.

***	Excluded from this table are the Company’s cash and cash equivalents, which are carried at cost that approximates fair value. The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of debt securities at January 31, 2012 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$309	$310
Due after one through five years	563	568
Due after five through 10 years	78	85
Due after 10 years	52	58
Residential mortgage-backed securities	101	105
Debt securities	$1,103	$1,126

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2012	2011	2011	2012	2011
Financing receivables	$3	$5	$3		$1

* Does not include cost to sell.

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

The following is a description of the valuation methodologies the Company uses to measure assets and liabilities at fair value:

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

Financing Receivables – Specific reserve impairments are based on the fair value of collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values.

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2012, October 31, 2011 and January 31, 2011, was $13 million, $23 million and $32 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include credit support provisions. Each master agreement permits the net settlement of amounts owed in the event of early termination. The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $584 million, $485 million and $379 million as of January 31, 2012, October 31, 2011 and January 31, 2011, respectively. The amount of collateral received at January 31, 2012, October 31, 2011 and January 31, 2011 to offset this potential maximum loss was $38 million, $25 million and $60 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $81 million, $59 million and $59 million as of January 31, 2012, October 31, 2011 and January 31, 2011, respectively. None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2012, October 31, 2011 and January 31, 2011 were $1,600 million, $1,350 million and $634 million, respectively. The notional amounts of cross-currency interest rate contracts at January 31, 2012, October 31, 2011 and January 31, 2011 were $853 million, $853 million and $849 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2012 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 32 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2012, October 31, 2011 and January 31, 2011 were $7,892 million, $7,730 million and $6,853 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. During the first three months of 2012 and 2011, the ineffective portions were losses of $3 million and $4 million, respectively. The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended January 31
	2012	2011
Interest rate contracts *	$107	$(134)
Borrowings **	(110)	130

*	Includes changes in fair values of interest rate contracts excluding net accrued interest income of $41 million and $46 million during the first three months of 2012 and 2011, respectively.

**	Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $71 million and $70 million during the first three months of 2012 and 2011, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at January 31, 2012, October 31, 2011 and January 31, 2011 were $2,693 million, $3,216 million and $2,509 million, the foreign exchange contracts were $3,253 million, $3,058 million and $2,936 million and the cross-currency interest rate contracts were $61 million, $52 million and $52 million, respectively. At January 31, 2012, October 31, 2011 and January 31, 2011, there were also $1,505 million, $1,402 million and $946 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2012	October 31 2011	January 31 2011
Designated as hedging instruments:
Interest rate contracts	$494	$404	$332
Cross-currency interest rate contracts	5
Total designated	499	404	332

Not designated as hedging instruments:
Interest rate contracts	75	67	33
Foreign exchange contracts	8	12	12
Cross-currency interest rate contracts	2	2	2
Total not designated	85	81	47

Total derivatives	$584	$485	$379

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$3	$13	$21
Cross-currency interest rate contracts	44	7	62
Total designated	47	20	83
Not designated as hedging instruments:
Interest rate contracts	55	48	15
Foreign exchange contracts	86	100	26
Cross-currency interest rate contracts	1		2
Total not designated	142	148	43
Total derivatives	$189	$168	$126

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or OCI	Three Months Ended January 31
	Classification	2012	2011
Fair Value Hedges:
Interest rate contracts	Interest	$148	$(88)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(6)	(1)
Foreign exchange contracts	OCI (pretax) *	(35)	(19)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(9)
Foreign exchange contracts	Other *	(33)	(19)

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	* *	* *
Foreign exchange contracts	Other	* *	* *

Not Designated as Hedges:
Interest rate contracts	Interest *	$(2)	$(3)
Foreign exchange contracts	Cost of sales	2	(20)
Foreign exchange contracts	Other *	10	(49)
Total not designated		$10	$(72)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amount is not significant.

(17)

In December 2011, the Company granted stock options to employees for the purchase of 2.5 million shares of common stock at an exercise price of $74.24 per share and a binomial lattice model fair value of $22.51 per share at the grant date. At January 31, 2012, options for 18.7 million shares were outstanding with a weighted-average exercise price of $55.47 per share. The Company also granted 234 thousand restricted stock units to employees in December 2011, of which 90 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions. The fair value of the service based only units at the grant date was $74.24 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $70.14 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $92.85 per unit based on a lattice valuation model excluding dividends. At January 31, 2012, the Company was authorized to grant an additional 13.4 million shares related to stock option and restricted stock awards.

(18) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Net Sales and Revenues
Net sales	$6,119.0	$5,513.8
Finance and interest income	15.7	15.5	$511.7	$498.0
Other income	118.5	113.8	88.6	57.1
Total	6,253.2	5,643.1	600.3	555.1

Costs and Expenses
Cost of sales	4,576.3	4,094.4
Research and development expenses	312.5	268.9
Selling, administrative and general expenses	609.9	571.3	101.5	96.5
Interest expense	49.4	51.8	154.2	163.3
Interest compensation to Financial Services	40.9	40.8
Other operating expenses	38.2	41.6	170.3	123.6
Total	5,627.2	5,068.8	426.0	383.4

Income of Consolidated Group before Income Taxes	626.0	574.3	174.3	171.7
Provision for income taxes	210.5	178.4	55.7	53.8
Income of Consolidated Group	415.5	395.9	118.6	117.9

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	119.1	118.2	.5	.3
Other	(.2)	.2
Total	118.9	118.4	.5	.3
Net Income	534.4	514.3	119.1	118.2
Less: Net income attributable to noncontrolling interests	1.5	.6
Net Income Attributable to Deere & Company	$532.9	$513.7	$119.1	$118.2

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS *			FINANCIAL SERVICES
	January 31 2012	October 31 2011	January 31 2011	January 31 2012	October 31 2011	January 31 2011

Assets
Cash and cash equivalents	$2,356.6	$3,187.5	$2,923.0	$1,031.7	$459.7	$515.0
Marketable securities	803.8	502.6		322.6	284.7	234.2
Receivables from unconsolidated subsidiaries and affiliates	1,135.8	1,713.4	1,654.3			.2
Trade accounts and notes receivable - net	847.0	1,093.9	771.0	3,187.5	2,807.2	3,066.5
Financing receivables - net	5.2	14.0	7.6	19,093.1	19,909.5	18,156.5
Financing receivables securitized - net				2,680.9	2,905.0	1,768.2
Other receivables	890.3	965.6	793.1	382.8	370.1	112.4
Equipment on operating leases - net				2,052.4	2,150.0	1,845.4
Inventories	5,677.7	4,370.6	4,178.4
Property and equipment - net	4,239.8	4,287.5	3,714.2	64.0	64.9	67.3
Investments in unconsolidated subsidiaries and affiliates	3,580.0	3,473.9	3,314.0	8.0	8.1	7.2
Goodwill	964.9	999.8	997.3
Other intangible assets - net	115.4	123.4	129.2	4.0	4.0	4.0
Retirement benefits	28.4	29.6	176.0	27.0	28.0	30.8
Deferred income taxes	3,083.9	3,052.8	2,771.1	73.6	91.2	106.7
Other assets	513.4	468.6	422.0	889.8	712.6	711.1
Total Assets	$24,242.2	$24,283.2	$21,851.2	$29,817.4	$29,795.0	$26,625.5

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,454.9	$528.5	$426.0	$7,051.5	$6,323.8	$5,267.3
Short-term securitization borrowings				2,613.8	2,777.4	1,764.8
Payables to unconsolidated subsidiaries and affiliates	113.5	117.7	276.9	1,087.2	1,665.5	1,610.6
Accounts payable and accrued expenses	6,030.0	6,869.3	5,360.5	1,516.1	1,547.8	1,171.1
Deferred income taxes	90.0	99.0	94.8	340.7	354.7	268.3
Long-term borrowings	3,133.5	3,167.1	3,314.8	13,790.5	13,792.8	13,391.1
Retirement benefits and other liabilities	6,641.1	6,686.7	5,791.5	55.6	52.6	46.4
Total liabilities	17,463.0	17,468.3	15,264.5	26,455.4	26,514.6	23,519.6
Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2012 – 536,431,204)	3,276.8	3,251.7	3,154.6	1,591.0	1,570.6	1,521.6
Common stock in treasury	(7,656.6)	(7,292.8)	(6,003.2)
Retained earnings	14,887.1	14,519.4	12,719.2	1,635.5	1,541.5	1,447.7
Accumulated other comprehensive income (loss)	(3,743.9)	(3,678.0)	(3,292.0)	135.5	168.3	136.6
Total Deere & Company stockholders’ equity	6,763.4	6,800.3	6,578.6	3,362.0	3,280.4	3,105.9
Noncontrolling interests	15.8	14.6	8.1
Total stockholders’ equity	6,779.2	6,814.9	6,586.7	3,362.0	3,280.4	3,105.9
Total Liabilities and Stockholders’ Equity	$24,242.2	$24,283.2	$21,851.2	$29,817.4	$29,795.0	$26,625.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Cash Flows from Operating Activities
Net income	$534.4	$514.3	$119.1	$118.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for doubtful receivables	(2.0)	.1	1.2	7.7
Provision for depreciation and amortization	158.9	144.4	104.9	95.2
Undistributed earnings of unconsolidated subsidiaries and affiliates	(92.8)	(28.3)	(.5)	(.3)
Provision (credit) for deferred income taxes	(32.2)	(202.0)	3.9	16.9
Changes in assets and liabilities:
Receivables	227.5	238.4
Inventories	(1,371.1)	(1,045.3)
Accounts payable and accrued expenses	(691.8)	(347.9)	(68.5)	(14.4)
Accrued income taxes payable/receivable	143.0	125.0	17.5	5.6
Retirement benefits	97.4	91.2	4.1	3.0
Other	(126.9)	(3.4)	(22.1)	(35.6)
Net cash provided by (used for) operating activities	(1,155.6)	(513.5)	159.6	196.3

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			4,335.1	4,029.1
Proceeds from maturities and sales of marketable securities			8.2	9.4
Proceeds from sales of equipment on operating leases			222.3	196.5
Proceeds from sales of businesses, net of cash sold	6.9	891.6
Cost of receivables acquired (excluding trade and wholesale)			(3,753.1)	(3,612.7)
Purchases of marketable securities	(301.5)		(41.3)	(20.7)
Purchases of property and equipment	(268.5)	(214.4)	(.7)	(.4)
Cost of equipment on operating leases acquired			(223.7)	(161.1)
Acquisitions of businesses, net of cash acquired		(46.6)
Increase in trade and wholesale receivables			(147.9)	(477.5)
Other	4.4	(45.7)	(102.9)	(86.6)
Net cash provided by (used for) investing activities	(558.7)	584.9	296.0	(124.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	940.2	325.5	(458.4)	(306.0)
Change in intercompany receivables/payables	513.6	(479.5)	(513.6)	479.5
Proceeds from long-term borrowings			1,410.2	328.4
Payments of long-term borrowings	(4.6)	(19.9)	(310.4)	(433.7)
Proceeds from issuance of common stock	18.9	88.9
Repurchases of common stock	(387.9)	(302.2)
Dividends paid	(167.8)	(127.2)	(25.0)	(81.0)
Excess tax benefits from share-based compensation	10.6	32.6
Other	(4.5)	(6.6)	14.3	15.0
Net cash provided by (used for) financing activities	918.5	(488.4)	117.1	2.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35.1)	(8.3)	(.7)	(1.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(830.9)	(425.3)	572.0	72.7
Cash and Cash Equivalents at Beginning of Period	3,187.5	3,348.3	459.7	442.3
Cash and Cash Equivalents at End of Period	$2,356.6	$2,923.0	$1,031.7	$515.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer and landscapes equipment and products; and a broad range of equipment for construction and forestry.  The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations.  In addition, financial services offer certain crop risk mitigation products and extended equipment warranties.  The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of farm machinery in the U.S. and Canada are forecast to increase by about 10 percent for 2012.  Industry sales in the European Union (EU)27 nations of Western and Central Europe are expected to be about the same to 5 percent higher, while sales in the Commonwealth of Independent States are expected to be considerably higher in 2012.  Industry sales in Asia are forecast to increase moderately.  South American industry sales are projected to be approximately the same to 5 percent lower, compared with the strong levels of 2011.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase slightly in 2012.  The Company’s agriculture and turf segment sales increased 8 percent for the first quarter of 2012 and are forecast to increase by about 15 percent for fiscal year 2012.  Construction equipment markets are forecast to be somewhat improved, while forestry markets are expected to be about the same in 2012.  The Company’s construction and forestry sales increased 22 percent in the first quarter of 2012 and are forecast to rise by about 18 percent for 2012.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $460 million in 2012.

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

The record first quarter was primarily the result of the improving worldwide demand for the Company’s equipment and the execution of its business plan.  Over the last year, the Company introduced a significant number of new products, as well as announced plans to build and expand factories throughout the world.  The Company’s substantial investment in new products and additional capacity will help it capitalize on the world’s growing need for food, shelter and infrastructure in the years ahead.

2012 Compared with 2011

Net income attributable to Deere & Company was $532.9 million, or $1.30 per share, for the first quarter of 2012, compared with $513.7 million, or $1.20 per share, for the same period last year.  Worldwide net sales and revenues for the first quarter increased 11 percent to $6,767 million, compared with $6,119 million in 2011.  Net sales of the worldwide equipment operations rose 11 percent to $6,119 million for the first quarter of 2012, compared with $5,514 million a year ago, which included price increases of 4 percent and an unfavorable currency translation effect of 1 percent.  Equipment net sales in the U.S. and Canada increased 5 percent for the first quarter.  Net sales outside the U.S. and Canada increased 21 percent for the first quarter, including an unfavorable currency translation effect of 2 percent.

The Company’s equipment operations reported operating profit of $698 million for the first quarter, compared with $646 million for the same period last year.  Results benefited from price realization and higher shipment volumes, partially offset by increased production costs related to new products and more stringent engine emission requirements, as well as higher raw material costs.  Net income of the Company’s equipment operations was $416 million for the first quarter of 2012, compared with $396 million last year, primarily due to the factors mentioned above.

The Company’s financial services operations reported net income attributable to Deere & Company of $119.1 million for the first quarter of 2012, compared with $118.2 million last year.  Results benefited from growth in the credit portfolio, revenue from wind energy credits and a lower provision for credit losses, largely offset by higher crop insurance claims and increased selling, administrative and general expenses.

Business Segment Results

•                                          Agriculture and Turf.  Segment sales increased 8 percent for the first quarter of 2012 largely due to higher shipment volumes and price realization.  Operating profit was $574 million, compared with $558 million for the same quarter last year.  The improvement was primarily due to price realization and higher shipment volumes, partially offset by increased production costs related to new products and more stringent engine emission requirements, as well as higher raw material costs.

•                                          Construction and Forestry.  Segment sales increased 22 percent in the first quarter.  Operating profit for the first quarter was $124 million, compared with $88 million a year ago.  Contributing to the increase were higher shipment volumes as well as price realization, partially offset by higher raw material costs.

•                                          Financial Services.  The operating profit of the financial services segment was $175 million for the first quarter of 2012, compared with $172 million in the same period last year.  The increase was primarily due to growth in the credit portfolio, revenue from wind energy credits and a lower provision for credit losses, largely offset by higher crop insurance claims and increased selling, administrative and general expenses.  Total financial services revenues, including intercompany revenues, increased 8 percent to $600 million in the current quarter from $555 million in the first quarter of 2011.  The average balance of receivables and leases financed was 8 percent higher in the first quarter, compared with the same period last year.  Interest expense decreased 6 percent in the first quarter, compared with last year, as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 2.18 to 1 for the first quarter this year, compared with 2.10 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2012 and 2011 were 74.8 percent and 74.3 percent, respectively.  The increase was primarily due to higher production costs related to new products and more stringent engine emission requirements, as well as higher raw material costs, partially offset by price realization.

Finance and interest income increased due to a larger average credit portfolio, partially offset by lower average finance rates.  Other income increased primarily due to revenue from wind energy credits and higher crop insurance premiums.  Research and development costs increased primarily due to increased spending in support of new products and more stringent engine emission requirements.  Selling, administrative and general expenses increased primarily due to growth.  Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses increased primarily due to higher crop insurance claims.

Market Conditions and Outlook

Company equipment sales are projected to increase about 15 percent for fiscal year 2012 and for the second quarter, compared with the same periods of the previous year.  Included is an unfavorable currency translation impact of about 3 percent for the year and the second quarter.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,275 million.

•                                          Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 15 percent for fiscal year 2012, including an unfavorable currency translation effect of about 3 percent.  Farmers in the world’s major markets are expected to experience favorable incomes due to strong demand for agricultural commodities.  In addition, the Company’s sales are projected to benefit from advanced new products being launched throughout the world and from major expansions.

Industry farm machinery sales in the U.S. and Canada are forecast to increase by about 10 percent in 2012.  Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.

Fiscal year industry sales in the EU27 nations of Western and Central Europe are forecast to be approximately the same to 5 percent higher as favorable conditions in the grain, livestock and dairy sectors outweigh general economic concerns.  Sales in the Commonwealth of Independent States are expected to be considerably higher in 2012, while sales in Asia also are forecast to increase moderately.  In South America, industry sales for the year are projected to be about the same to 5 percent lower, versus the strong levels of 2011, due to drought conditions in Argentina and southern Brazil.  U.S. and Canada industry sales of turf and utility equipment are expected to increase slightly in 2012.

•                                          Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 18 percent for 2012.  The increase reflects somewhat improved market conditions, growth in international markets and strength in the rental, energy and material handling sectors.  In addition, the Company’s sales are expected to be supported by a range of advanced new products and by geographic expansion.  After considerable growth in 2011, world forestry markets are projected to be about the same in 2012 mainly due to economic concerns in Europe.

•                                          Financial Services.  Fiscal year 2012 net income attributable to Deere & Company for the financial services segment is expected to be approximately $460 million.  The forecast decline from 2011 is primarily due to an anticipated increase in the provision for credit losses, which is expected to move toward a more normal level.  In addition, selling, administrative and general expenses in support of enterprise growth initiatives are projected to be higher for the year.  Partially offsetting these items is expected growth in the credit portfolio.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:  Statements under “Overview” “Market Conditions & Outlook,” and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially.  Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of dry weather in parts of the U.S. and South America); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  The sovereign debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4, Final Tier 4 and Stage IIIb non-road diesel emission requirements), carbon and other greenhouse gas emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations; compliance with U.S. and foreign laws when expanding to new markets; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain due to weather, natural disasters or financial hardship or the loss of liquidity by suppliers; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2012 were $1,227 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions.  Cash outflows from investing activities were $36 million in the first three months of this year, primarily due to purchases exceeding maturities and sales of marketable securities by $335 million, purchases of property and equipment of $269 million and other miscellaneous investing activities, which were partially offset by collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $639 million.  Cash inflows from financing activities were $1,040 million in the first three months of 2012, primarily due to an increase in borrowings of $1,577 million and from proceeds from issuance of common stock of $19 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $388 million and dividends paid of $168 million.  Cash and cash equivalents decreased $259 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2011 were $900 million.  This resulted primarily from a seasonal increase in inventories and trade receivables and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions.  Cash inflows from investing activities were $983 million in the first three months of last year, primarily due to proceeds from sales of businesses of $892 million and collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $476 million, which were partially offset by purchases of property and equipment of $215 million and acquisition of a business of $47 million.  Cash outflows from financing activities were $425 million in the first three months of 2011, primarily due to repurchases of common stock of $302 million, dividends paid of $127 million and a decrease in borrowings of $106 million, which were partially offset by proceeds from issuance of common stock of $89 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $353 million during the first quarter last year.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2012, October 31, 2011 and January 31, 2011 was $1,910 million, $1,279 million and $2,435 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,515 million, $4,435 million and $3,672 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $656 million, $720 million and $633 million at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,056 million at January 31, 2012, $3,091 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2012 were a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2013.  The credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2012 was $8,052 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $14,954 million at January 31, 2012.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $39 million during the first three months of 2012 and increased $96 million, compared to a year ago, primarily due to higher overall demand, partially offset by foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 11 percent at January 31, 2012, compared to 11 percent at October 31, 2011 and 13 percent at January 31, 2011.  Agriculture and turf trade receivables decreased $14 million and construction and forestry receivables increased $110 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent for all periods.

Deere & Company stockholders’ equity was $6,763 million at January 31, 2012, compared with $6,800 million at October 31, 2011 and $6,579 million at January 31, 2011.  The decrease of $37 million during the first quarter of 2012 resulted primarily from an increase in treasury stock of $364 million, dividends declared of $165 million and a change in cumulative translation adjustment of $136 million, which were partially offset by net income attributable to Deere & Company of $533 million, a change in the retirement benefits adjustment of $70 million and an increase in common stock of $25 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2012 was $1,156 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

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

Trade receivables held by the equipment operations decreased $247 million during the first three months and increased $76 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,307 million during the first three months and $1,499 million, compared to a year ago, primarily due to the higher production and sales, partially offset by foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 32 percent at January 31, 2012, compared to 27 percent at October 31, 2011 and 31 percent at January 31, 2011.

Total interest-bearing debt of the equipment operations was $4,588 million at January 31, 2012, compared with $3,696 million at the end of fiscal year 2011 and $3,741 million at January 31, 2011.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 40 percent, 35 percent and 36 percent at January 31, 2012, October 31, 2011 and January 31, 2011, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2012 were $269 million, compared with $214 million in the first quarter last year.  Capital expenditures for the equipment operations in 2012 are estimated to be approximately $1,300 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

During the first quarter of 2012, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $160 million in the current quarter.  Cash provided by investing activities totaled $296 million in the first three months of 2012 primarily due to the collection of receivables (excluding trade and wholesale) exceeding the cost of these receivables by $582 million, partially offset by an increase in trade and wholesale receivables of $148 million, purchases exceeding maturities and sales of marketable securities by $33 million and other miscellaneous investing activities.  Cash provided by financing activities totaled $117 million, resulting primarily from an increase in external borrowings of $641 million, partially offset by a decrease in payables to the equipment operations of $514 million and dividends paid to the equipment operations of $25 million.  Cash and cash equivalents increased $572 million in the current quarter.

During the first quarter of 2011, the cash provided by operating and financing activities was used primarily for investing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $196 million in the first quarter of 2011.  Cash used for investing activities totaled $124 million in the first three months of 2011 primarily due to an increase in trade and wholesale receivables of $478 million and other miscellaneous investing activities, partially offset by collections of receivables (excluding trade and wholesale) exceeding the cost of these receivables by $416 million.  Cash provided by financing activities totaled $2 million, resulting primarily from a decrease in receivables from the equipment operations of $480 million primarily due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations.  This financing cash inflow was offset by a decrease in external borrowings of $411 million and dividends paid to the equipment operations of $81 million.  Cash and cash equivalents increased $73 million in the first quarter of 2011.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2012, total receivables and leases decreased $758 million, primarily due to seasonal payments on revolving charge accounts.  In the past 12 months, receivables and leases increased $2,177 million.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 5 percent higher in the first three months of 2012, compared with the same period last year, as volumes of operating leases, retail notes, financing leases and revolving charge accounts were higher, while volumes of operating loans were lower.  The amount of trade receivables and wholesale notes also increased, compared to October 31, 2011 and January 31, 2011.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $27,175 million at January 31, 2012, compared with $27,918 million at October 31, 2011 and $25,038 million at January 31, 2011.  At January 31, 2012, the unpaid balance of all receivables administered but not owned was $161 million, compared with $146 million at October 31, 2011 and $202 million at January 31, 2011.

Total external interest-bearing debt of the financial services operations was $23,456 million at January 31, 2012, compared with $22,894 million at the end of fiscal year 2011 and $20,423 million at January 31, 2011.  Total external borrowings have increased during the first three months of 2012 and in the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in receivables/payables with the equipment operations.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.3 to 1 at January 31, 2012, compared with 7.5 to 1 at October 31, 2011 and 7.1 to 1 at January 31, 2011.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  During November 2011, the agreement was renewed and the total capacity, or “financing limit,” was increased to $2,750 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2012, $1,456 million of secured short-term borrowings was outstanding under the agreement.

During the first three months of 2012, the financial services operations issued $1,410 million and retired $310 million of long-term borrowings, which were primarily medium-term notes.

Dividend and Other Events

The Company’s Board of Directors at its meeting on February 29, 2012 declared a quarterly dividend of $.46 per share payable May 1, 2012, to stockholders of record on March 30, 2012.  The new quarterly rate represents an increase of 5 cents per share over the previous level, an increase of approximately 12 percent.

In February 2012, the Company’s financial services operations entered into a retail note securitization transaction resulting in securitization borrowings of approximately $1 billion.  During February 2012, the financial services operations also issued $500 million of 1.400% fixed rate, medium-term notes due in March 2017 and $500 million of 2.750% fixed rate medium-term notes due in March 2022.  The 1.400% notes were swapped to a variable interest rate of .750% and the 2.750% notes were swapped to a variable interest rate of 1.190% at the issuance date.  In addition, in February 2012, the financial services operations issued $500 million of variable rate, medium-term notes due in June 2014 with an interest rate of .730% at the date of issuance.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of January 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the 1934 Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2012 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	1,024	$ 74.19	1,024	45.4

Dec 1 to Dec 31	2,528	76.42	2,495	43.3

Jan 1 to Jan 31	1,417	83.81	1,417	41.9

Total	4,969		4,936

(1)

During the first quarter of 2012, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under this plan is based on the end of the first quarter closing share price of $87.99 per share. At the end of the first quarter of 2012, $3,688 million of common stock remain to be purchased under the plan.

(2)

In December 2011, approximately 33 thousand shares were purchased from officers to pay payroll taxes on certain restricted stock awards. All the shares were valued at the weighted-average market price of $77.34.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

DEERE & COMPANY

Date:	March 1, 2012	By:	/s/ J. M. Field
J. M. Field
Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010*)

4	Not applicable

10.1

Multi-Year Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A. as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 27, 2012.

10.2

Second Amendment to the 49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank N.A. as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc. as documentation agents, and Bank of America, N.A. as syndication agent, et al, dated February 27, 2012.

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