Form 10-Q
period 2012-04-30
DEERE & CO
filed 2012-05-31
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

At April 30, 2012, 397,735,846 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 48

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Three Months Ended April 30, 2012 and 2011 (In millions of dollars and shares except per share amounts) Unaudited
	2012	2011
Net Sales and Revenues
Net sales	$9,404.6	$8,327.6
Finance and interest income	483.9	468.5
Other income	120.1	113.6
Total	10,008.6	8,909.7

Costs and Expenses
Cost of sales	6,834.5	6,106.9
Research and development expenses	352.0	298.5
Selling, administrative and general expenses	881.4	828.2
Interest expense	195.7	192.3
Other operating expenses	148.0	143.1
Total	8,411.6	7,569.0

Income of Consolidated Group before Income Taxes	1,597.0	1,340.7
Provision for income taxes	541.3	438.9
Income of Consolidated Group	1,055.7	901.8
Equity in income of unconsolidated affiliates	2.4	4.9
Net Income	1,058.1	906.7
Less: Net income attributable to noncontrolling interests	1.9	2.4
Net Income Attributable to Deere & Company	$1,056.2	$904.3

Per Share Data
Basic	$2.64	$2.15
Diluted	$2.61	$2.12

Average Shares Outstanding
Basic	400.2	420.7
Diluted	404.7	426.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED INCOME For the Six Months Ended April 30, 2012 and 2011 (In millions of dollars and shares except per share amounts) Unaudited
	2012	2011
Net Sales and Revenues
Net sales	$15,523.6	$13,841.4
Finance and interest income	959.0	928.6
Other income	292.5	258.9
Total	16,775.1	15,028.9

Costs and Expenses
Cost of sales	11,410.4	10,201.0
Research and development expenses	664.5	567.4
Selling, administrative and general expenses	1,590.5	1,493.1
Interest expense	387.8	394.8
Other operating expenses	324.6	285.9
Total	14,377.8	12,942.2

Income of Consolidated Group before Income Taxes	2,397.3	2,086.7
Provision for income taxes	807.4	671.0
Income of Consolidated Group	1,589.9	1,415.7
Equity in income of unconsolidated affiliates	2.6	5.4
Net Income	1,592.5	1,421.1
Less: Net income attributable to noncontrolling interests	3.4	3.0
Net Income Attributable to Deere & Company	$1,589.1	$1,418.1

Per Share Data
Basic	$3.95	$3.36
Diluted	$3.91	$3.32

Average Shares Outstanding
Basic	402.1	421.3
Diluted	406.6	427.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited
	April 30	October 31	April 30
	2012	2011	2011
Assets
Cash and cash equivalents	$3,019.8	$3,647.2	$3,949.8
Marketable securities	1,338.9	787.3	239.5
Receivables from unconsolidated affiliates	66.9	48.0	45.1
Trade accounts and notes receivable - net	5,039.2	3,294.5	4,157.4
Financing receivables - net	19,452.7	19,923.5	18,455.4
Financing receivables securitized - net	3,116.0	2,905.0	2,871.2
Other receivables	1,089.2	1,330.6	828.6
Equipment on operating leases - net	2,168.0	2,150.0	1,945.2
Inventories	6,112.4	4,370.6	4,687.0
Property and equipment - net	4,387.6	4,352.3	3,968.5
Investments in unconsolidated affiliates	233.7	201.7	220.9
Goodwill	965.3	999.8	1,038.7
Other intangible assets - net	114.2	127.4	130.7
Retirement benefits	30.3	30.4	200.8
Deferred income taxes	2,944.6	2,858.6	2,825.8
Other assets	1,326.5	1,180.5	1,020.9
Total Assets	$51,405.3	$48,207.4	$46,585.5

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,910.0	$6,852.3	$7,071.9
Short-term securitization borrowings	3,033.3	2,777.4	2,821.5
Payables to unconsolidated affiliates	189.6	117.7	193.5
Accounts payable and accrued expenses	7,631.4	7,804.8	6,777.2
Deferred income taxes	164.8	168.3	162.6
Long-term borrowings	18,719.4	16,959.9	16,192.2
Retirement benefits and other liabilities	6,360.8	6,712.1	5,933.0
Total liabilities	44,009.3	41,392.5	39,151.9

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2012 – 536,431,204)	3,298.9	3,251.7	3,211.7
Common stock in treasury	(8,005.1)	(7,292.8)	(6,237.5)
Retained earnings	15,759.4	14,519.4	13,476.3
Accumulated other comprehensive income (loss)	(3,674.3)	(3,678.0)	(3,027.2)
Total Deere & Company stockholders’ equity	7,378.9	6,800.3	7,423.3
Noncontrolling interests	17.1	14.6	10.3
Total stockholders’ equity	7,396.0	6,814.9	7,433.6
Total Liabilities and Stockholders’ Equity	$51,405.3	$48,207.4	$46,585.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED CASH FLOWS For the Six Months Ended April 30, 2012 and 2011 (In millions of dollars) Unaudited
	2012	2011
Cash Flows from Operating Activities
Net income	$1,592.5	$1,421.1
Adjustments to reconcile net income to net cash used for operating activities:
Provision for doubtful receivables	11.6	13.7
Provision for depreciation and amortization	498.7	448.7
Share-based compensation expense	37.7	33.1
Undistributed earnings of unconsolidated affiliates	(4.8)	4.1
Credit for deferred income taxes	(124.1)	(310.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,554.1)	(1,228.4)
Inventories	(2,019.9)	(1,623.6)
Accounts payable and accrued expenses	(109.0)	284.3
Accrued income taxes payable/receivable	250.7	239.5
Retirement benefits	(35.3)	220.2
Other	(71.3)	(167.7)
Net cash used for operating activities	(1,527.3)	(665.3)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	7,094.4	6,664.8
Proceeds from maturities and sales of marketable securities	15.8	18.8
Proceeds from sales of equipment on operating leases	418.8	383.4
Proceeds from sales of businesses, net of cash sold	20.2	893.5
Cost of receivables acquired (excluding receivables related to sales)	(7,373.3)	(7,041.7)
Purchases of marketable securities	(570.3)	(34.0)
Purchases of property and equipment	(513.1)	(441.0)
Cost of equipment on operating leases acquired	(319.0)	(265.7)
Acquisitions of businesses, net of cash acquired		(46.6)
Other	(102.1)	(121.0)
Net cash provided by (used for) investing activities	(1,328.6)	10.5

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,297.6	803.2
Proceeds from long-term borrowings	4,056.8	1,440.6
Payments of long-term borrowings	(2,035.6)	(782.1)
Proceeds from issuance of common stock	28.9	160.7
Repurchases of common stock	(746.3)	(601.2)
Dividends paid	(333.0)	(275.0)
Excess tax benefits from share-based compensation	14.4	64.7
Other	(28.3)	(24.9)
Net cash provided by financing activities	2,254.5	786.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(26.0)	28.0

Net Increase (Decrease) in Cash and Cash Equivalents	(627.4)	159.2
Cash and Cash Equivalents at Beginning of Period	3,647.2	3,790.6
Cash and Cash Equivalents at End of Period	$3,019.8	$3,949.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY For the Six Months Ended April 30, 2011 and 2012 (In millions of dollars) Unaudited
		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income (Loss)	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	1,421.1	$1,418.1			1,418.1		3.0
Other comprehensive income (loss)
Retirement benefits adjustment	102.3	102.3				102.3
Cumulative translation adjustment	244.1	243.9				243.9	.2
Unrealized gain on derivatives	9.6	9.6				9.6
Unrealized loss on investments	(3.4)	(3.4)				(3.4)
Comprehensive income	1,773.7	$1,770.5					3.2
Repurchases of common stock	(601.2)			(601.2)
Treasury shares reissued	153.2			153.2
Dividends declared	(298.8)				(294.9)		(3.9)
Stock options and other	103.3		105.4				(2.1)
Balance April 30, 2011	$7,433.6		$3,211.7	$(6,237.5)	$13,476.3	$(3,027.2)	$10.3

Balance October 31, 2011	$6,814.9		$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	1,592.5	$1,589.1			1,589.1		3.4
Other comprehensive income (loss)
Retirement benefits adjustment	181.7	181.7				181.7
Cumulative translation adjustment	(179.8)	(179.6)				(179.6)	(.2)
Unrealized loss on derivatives	(1.8)	(1.8)				(1.8)
Unrealized gain on investments	3.4	3.4				3.4
Comprehensive income	1,596.0	$1,592.8					3.2
Repurchases of common stock	(746.3)			(746.3)
Treasury shares reissued	34.0			34.0
Dividends declared	(349.9)				(349.2)		(.7)
Stock options and other	47.3		47.2		.1
Balance April 30, 2012	$7,396.0		$3,298.9	$(8,005.1)	$15,759.4	$(3,674.3)	$17.1

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)	The information in the notes and related commentary are presented in a format which includes data grouped as follows:

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	April 30 2012	October 31 2011	April 30 2011
Cash and cash equivalents	$17	$11
Intercompany receivables	18	14	$19
Inventories	42	30	52
Property and equipment - net	3	3	4
Other assets	9	3	9
Total assets	$89	$61	$84

Short-term borrowings	$3		$3
Accounts payable and accrued expenses	78	$56	80
Total liabilities	$81	$56	$83

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $214 million and $165 million in the first six months of 2012 and 2011, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $45 million and $39 million at April 30, 2012 and 2011, respectively.

(3)	New accounting standards adopted in the first six months of 2012 were as follows:

In the first quarter of 2012, the Company adopted the remaining provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures.  This ASU requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements.  The effective date was the second quarter of fiscal year 2010 except for the roll forward reconciliations, which were required in the first quarter of fiscal year 2012.  The adoption in 2010 and the adoption in the first quarter of 2012 did not have a material effect on the Company’s consolidated financial statements.

In the second quarter of 2012, the Company adopted FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement.  This ASU requires the categorization by level for items that are required to be disclosed at fair value, information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements.  In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

(4)	Comprehensive income, which includes all changes in the total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011

Net income	$1,058.1	$906.7	$1,592.5	$1,421.1
Other comprehensive income (loss) net of tax:
Retirement benefits adjustment	111.3	36.1	181.7	102.3
Cumulative translation adjustment	(43.7)	223.7	(179.8)	244.1
Unrealized gain (loss) on derivatives	1.8	4.5	(1.8)	9.6
Unrealized gain (loss) on investments	.2	.7	3.4	(3.4)
Comprehensive income	$1,127.7	$1,171.7	$1,596.0	$1,773.7

For the second quarter of 2012 and 2011, the table above includes noncontrolling interests’ comprehensive income of $1.9 million and $2.6 million, which consists of net income of $1.9 million and $2.4 million and cumulative translation adjustments of none and $.2 million, respectively.  For the first six months of 2012 and 2011, the table includes noncontrolling interests’ comprehensive income of $3.2 million and $3.2 million, which consists of net income of $3.4 million and $3.0 million and cumulative translation adjustments of $(.2) million and $.2 million, respectively.

(5)	Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2012	2011	2012	2011

Dividends declared	$.46	$.35	$.87	$.70
Dividends paid	$.41	$.35	$.82	$.65

(6)	A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Net income attributable to Deere & Company	$1,056.2	$904.3	$1,589.1	$1,418.1
Less income allocable to participating securities	.3	.3	.5	.6
Income allocable to common stock	$1,055.9	$904.0	$1,588.6	$1,417.5
Average shares outstanding	400.2	420.7	402.1	421.3
Basic per share	$2.64	$2.15	$3.95	$3.36

Average shares outstanding	400.2	420.7	402.1	421.3
Effect of dilutive share-based compensation	4.5	5.7	4.5	5.7
Total potential shares outstanding	404.7	426.4	406.6	427.0
Diluted per share	$2.61	$2.12	$3.91	$3.32

During the second quarter and first six months of 2012, 4.3 million shares in both periods were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.  All shares related to share-based compensation were included in the diluted per share computation during the second quarter and first six months of 2011.

(7)

The Company has several defined benefit pension plans covering its U.S. employees and employees in certain foreign countries.  The Company also has several defined benefit postretirement health care and life insurance plans for retired employees in the U.S. and Canada.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Service cost	$56	$50	$109	$99
Interest cost	117	124	233	248
Expected return on plan assets	(197)	(199)	(393)	(398)
Amortization of actuarial loss	48	35	100	73
Amortization of prior service cost	11	11	21	21
Settlements/curtailments	1		2
Net cost	$36	$21	$72	$43

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Service cost	$11	$11	$23	$22
Interest cost	69	82	140	163
Expected return on plan assets	(25)	(29)	(50)	(57)
Amortization of actuarial loss		68	60	135
Amortization of prior service credit	(5)	(3)	(8)	(7)
Net cost	$50	$129	$165	$256

For fiscal year 2012, the participants in one of the Company’s postretirement health care plans became “almost all” inactive as described by the applicable accounting standards due to additional retirements.  As a result, the net actuarial loss for this plan in the table above is now being amortized over the longer period for the average remaining life expectancy of the inactive participants rather than the average remaining service period of the active participants.  The amortization of actuarial loss also decreased due to lower expected costs from the prescription drug plan to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy.

During the first six months of 2012, the Company contributed approximately $238 million to its pension plans and $21 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $197 million to its pension plans and $7 million to its other postretirement benefit plans in the remainder of fiscal year 2012.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)

The Company’s unrecognized tax benefits at April 30, 2012 were $182 million, compared to $199 million at October 31, 2011.  The liability at April 30, 2012 consisted of approximately $45 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits in the first six months of 2012 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

(9)	Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2012	2011	% Change	2012	2011	% Change
Net sales and revenues:
Agriculture and turf	$7,735	$6,999	+11	$12,459	$11,369	+10
Construction and forestry	1,670	1,329	+26	3,065	2,472	+24
Total net sales	9,405	8,328	+13	15,524	13,841	+12
Financial services	488	491	-1	1,036	998	+4
Other revenues	116	91	+27	215	190	+13
Total net sales and revenues	$10,009	$8,910	+12	$16,775	$15,029	+12
Operating profit: *
Agriculture and turf	$1,403	$1,163	+21	$1,977	$1,720	+15
Construction and forestry	119	105	+13	243	194	+25
Financial services	175	163	+7	350	335	+4
Total operating profit	1,697	1,431	+19	2,570	2,249	+14
Other reconciling items **	(641)	(527)	+22	(981)	(831)	+18
Net income attributable to Deere & Company	$1,056	$904	+17	$1,589	$1,418	+12

Identifiable assets:
Agriculture and turf				$10,945	$9,331	+17
Construction and forestry				3,228	2,654	+22
Financial services				32,231	28,631	+13
Corporate				5,001	5,970	-16
Total assets				$51,405	$46,586	+10

Intersegment sales and revenues:
Agriculture and turf net sales	$23	$26	-12	$46	$45	+2
Construction and forestry net sales		9		1	11	-91
Financial services	66	58	+14	119	107	+11

Equipment operations outside the U.S. and Canada:
Net sales	$3,606	$3,403	+6	$6,134	$5,496	+12
Operating profit	233	334	-30	402	548	-27

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	April 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$63	$34	$22	$119
Construction and forestry	35	19	9	63
Other:
Agriculture and turf	20	14	9	43
Construction and forestry	9	4	1	14
Total	$127	$71	$41	$239

	Total Past Due	Total Non- performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$119	$113	$14,837	$15,069
Construction and forestry	63	14	1,360	1,437
Other:
Agriculture and turf	43	11	5,184	5,238
Construction and forestry	14	3	1,000	1,017
Total	$239	$141	$22,381	22,761
Less allowance for doubtful receivables				192
Total financing receivables - net				$22,569

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due

Retail Notes:
Agriculture and turf	$81	$30	$25	$136
Construction and forestry	45	20	11	76
Other:
Agriculture and turf	23	10	5	38
Construction and forestry	7	4	2	13
Total	$156	$64	$43	$263

	Total Past Due	Total Non- performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$136	$132	$14,667	$14,935
Construction and forestry	76	17	1,264	1,357
Recreational products			4	4
Other:
Agriculture and turf	38	16	5,655	5,709
Construction and forestry	13	5	1,003	1,021
Total	$263	$170	$22,593	23,026
Less allowance for doubtful receivables				197
Total financing receivables - net				$22,829

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	April 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due

Retail Notes:
Agriculture and turf	$79	$37	$29	$145
Construction and forestry	56	26	16	98
Other:
Agriculture and turf	23	12	24	59
Construction and forestry	14	5	7	26
Total	$172	$80	$76	$328

	Total Past Due	Total Non- performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$145	$152	$13,416	$13,713
Construction and forestry	98	29	1,182	1,309
Recreational products			7	7
Other:
Agriculture and turf	59	16	5,472	5,547
Construction and forestry	26	13	933	972
Total	$328	$210	$21,010	21,548
Less allowance for doubtful receivables				221
Total financing receivables - net				$21,327

* Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	April 30, 2012
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$129	$40	$26	$195
Provision	2	2	1	5
Write-offs	(2)	(7)	(2)	(11)
Recoveries	2	6		8
Translation adjustments	(5)			(5)
End of period balance	$126	$41	$25	$192

	Six Months Ended
	April 30, 2012
Allowance:
Beginning of period balance	$130	$40	$27	$197
Provision	2	3	1	6
Write-offs	(4)	(14)	(3)	(21)
Recoveries	4	12		16
Translation adjustments	(6)			(6)
End of period balance	$126	$41	$25	$192

Financing receivables:
End of period balance	$16,505	$2,358	$3,898	$22,761
Balance individually evaluated *	$10	$1	$4	$15

*           Remainder is collectively evaluated.  The allowance, which was individually evaluated, was not significant at the period end.

	Three Months Ended
	April 30, 2011
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$136	$45	$36	$217
Provision	4	2	(2)	4
Write-offs	(4)	(9)	(1)	(14)
Recoveries	4	6		10
Translation adjustments	3		1	4
End of period balance	$143	$44	$34	$221

	Six Months Ended
	April 30, 2011
Allowance:
Beginning of period balance	$144	$44	$37	$225
Provision	8	5	(1)	12
Write-offs	(21)	(19)	(3)	(43)
Recoveries	7	14		21
Translation adjustments	5		1	6
End of period balance	$143	$44	$34	$221
Balance individually evaluated *	$3		$3	$6

Financing receivables:
End of period balance	$15,029	$2,287	$4,232	$21,548
Balance individually evaluated *	$23	$2	$10	$35

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
April 30, 2012 *
Receivables with specific allowance	$1	$1		$1
Receivables without a specific allowance **	9	9		9
Total	$10	$10		$10
Agriculture and turf	$6	$6		$5
Construction and forestry	$4	$4		$5

October 31, 2011 *
Receivables with specific allowance	$7	$7	$1	$8
Receivables without a specific allowance **	9	9		12
Total	$16	$16	$1	$20
Agriculture and turf	$11	$11	$1	$14
Construction and forestry	$5	$5		$6

April 30, 2011 *
Receivables with specific allowance	$10	$10	$6	$11
Receivables without a specific allowance **	11	11		10
Total	$21	$21	$6	$21
Agriculture and turf	$12	$12	$4	$12
Construction and forestry	$9	$9	$2	$9

*                                         Finance income recognized was not material.

**                                  Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first six months of 2012, the Company identified 102 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $2.7 million pre-modification and $2.5 million post-modification.  During the first six months of 2011, there were 127 contracts with $5.3 million pre-modification and $4.7 million post-modification balances.  During the same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At April 30, 2012, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors.  The resulting secured borrowings are recorded as “Short-term securitization borrowings” on the balance sheet.  The securitized retail notes are recorded as “Financing receivables securitized — net” on the balance sheet.  The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash.  For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.  No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance, through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,973 million, $1,523 million and $2,027 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,832 million, $1,395 million and $1,941 million at April 30, 2012, October 31, 2011 and April 30, 2011 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $294 million, $369 million and $234 million at April 30, 2012, October 31, 2011 and April 30 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $284 million, $346 million and $221 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $952 million, $1,109 million and $700 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $919 million, $1,038 million and $661 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2012
Carrying value of liabilities	$ 919
Maximum exposure to loss	952

The total assets of unconsolidated VIEs related to securitizations were approximately $32 billion at April 30, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2012	October 31 2011	April 30 2011
Financing receivables securitized (retail notes)	$3,135	$2,923	$2,903
Allowance for credit losses	(19)	(18)	(32)
Other assets	103	96	90
Total restricted securitized assets	$3,219	$3,001	$2,961

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2012	October 31 2011	April 30 2011
Short-term securitization borrowings	$3,033	$2,777	$2,822
Accrued interest on borrowings	2	2	1
Total liabilities related to restricted securitized assets	$3,035	$2,779	$2,823

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2012, the maximum remaining term of all restricted receivables was approximately six years.

(12) Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2012	October 31 2011	April 30 2011
Raw materials and supplies	$1,890	$1,626	$1,445
Work-in-process	748	647	625
Finished goods and parts	4,902	3,584	4,050
Total FIFO value	7,540	5,857	6,120
Less adjustment to LIFO value	1,428	1,486	1,433
Inventories	$6,112	$4,371	$4,687

(13) The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill-net	389	610	999

Translation adjustments	9	34	43
Other	(3)		(3)

Balance April 30, 2011:
Goodwill	711	644	1,355
Less accumulated impairment losses	316		316
Goodwill-net	$395	$644	$1,039

Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill-net	385	615	1,000

Translation adjustments	(10)	(25)	(35)

Balance April 30, 2012:
Goodwill	691	590	1,281
Less accumulated impairment losses	316		316
Goodwill-net	$375	$590	$965

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30
	(Years)	2012	2011
Amortized intangible assets:
Customer lists and relationships	14	$102	$111
Technology, patents, trademarks and other	15	106	97
Total at cost		208	208
Less accumulated amortization **		98	81
Total		110	127
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$114	$131

*       Weighted-averages

**    Accumulated amortization at April 30, 2012 and 2011 for customer lists and relationships totaled $56 million and $50 million and technology, patents, trademarks and other totaled $42 million and $31 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2012 were $5 million and $9 million and for 2011 were $5 million and $9 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2012 - $10, 2013 - $16, 2014 - $15, 2015 - $14 and 2016 - $12.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $249 million and $214 million at April 30, 2012 and 2011, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Beginning of period balance	$895	$822	$892	$762
Payments	(121)	(140)	(257)	(273)
Amortization of premiums received	(26)	(24)	(51)	(46)
Accruals for warranties	161	158	300	349
Premiums received	35	31	70	56
Foreign exchange	(1)	13	(11)	12
End of period balance	$943	$860	$943	$860

At April 30, 2012, the Company had approximately $255 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2012, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2012 was approximately five years.

At April 30, 2012, the Company had commitments of approximately $484 million for the construction and acquisition of property and equipment.  Also, at April 30, 2012, the Company had pledged assets of $108 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $45 million at April 30, 2012, for which it believed the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at April 30, 2012.

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

(15) The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2012		October 31, 2011		April 30, 2011
	Carrying Value	Fair Value *	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables - net	$19,453	$19,496	$19,924	$19,919	$18,455	$18,432
Financing receivables securitized - net	3,116	3,124	2,905	2,907	2,871	2,872
Short-term securitization borrowings	3,033	3,041	2,777	2,789	2,822	2,833

Long-term borrowings due within one year:
Equipment operations	$223	$218	$244	$233	$67	$68
Financial services	5,321	5,388	5,249	5,331	4,620	4,695
Total	$5,544	$5,606	$5,493	$5,564	$4,687	$4,763

Long-term borrowings:
Equipment operations	$3,175	$3,962	$3,167	$3,771	$3,361	$3,688
Financial services	15,544	15,885	13,793	14,154	12,831	13,230
Total	$18,719	$19,847	$16,960	$17,925	$16,192	$16,918

*     Fair value measurements above were Level 3 for all financing receivables and Level 2 for all borrowings.

Fair values of financing receivables, which were issued long-term, were based on the discounted values of their related cash flows at interest rates currently being offered by the Company for similar financing receivables.  The fair values of the remaining financing receivables approximated the carrying amounts.

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2012*	2011*	2011*
Marketable securities
U.S. government debt securities	$1,086	$576	$66
Municipal debt securities	38	36	29
Corporate debt securities	101	89	71
Residential mortgage-backed securities **	114	86	73
Other debt securities			1
Total marketable securities	1,339	787	240
Other assets
Derivatives:
Interest rate contracts	518	471	321
Foreign exchange contracts	7	12	10
Cross-currency interest rate contracts	9	2	14
Total assets ***	$1,873	$1,272	$585
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$53	$61	$31
Foreign exchange contracts	41	100	98
Cross-currency interest rate contracts	43	7	8
Total liabilities	$137	$168	$137

*        All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,041 million, $540 million and $36 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.  There were no transfers between Level 1 and Level 2 during the first six months of 2012 or 2011.

**      Primarily issued by U.S. government sponsored enterprises.

***   Excluded from this table are the Company’s cash and cash equivalents, which are carried at cost that approximates fair value.  The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of debt securities at April 30, 2012 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$614	$614
Due after one through five years	460	465
Due after five through 10 years	77	84
Due after 10 years	56	62
Residential mortgage-backed securities	109	114
Debt securities	$1,316	$1,339

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Six Months Ended
	April 30	October 31	April 30	April 30
	2012	2011	2011	2012	2011
Financing receivables	$1	$5	$4		$1

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

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2012, October 31, 2011 and April 30, 2011 was $14 million, $23 million and $18 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $534 million, $485 million and $345 million as of April 30, 2012, October 31, 2011 and April 30, 2011, respectively.  The amount of collateral received at April 30, 2012, October 31, 2011 and April 30, 2011 to offset this potential maximum loss was $35 million, $25 million and none, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $78 million, $59 million and $8 million as of April 30, 2012, October 31, 2011 and April 30, 2011, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2012, October 31, 2011 and April 30, 2011 were $1,600 million, $1,350 million and $600 million, respectively.  The notional amounts of cross-currency interest rate contracts at April 30, 2012, October 31, 2011 and April 30, 2011 were $923 million, $853 million and $956 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2012 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax.  These contracts mature in up to 77 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2012, October 31, 2011 and April 30, 2011 were $9,130 million, $7,730 million and $6,399 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were losses of $5 million and $1 million during the second quarter of 2012 and 2011 and were losses of $8 million and $5 million during the first six months of 2012 and 2011, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2012	2011	2012	2011
Interest rate contracts *	$(30)	$(6)	$77	$(140)
Borrowings **	25	5	(85)	135

*                          Includes changes in fair values of interest rate contracts excluding net accrued interest income of $38 million and $41 million during the second quarter of 2012 and 2011 and $79 million and $87 million during the first six months of 2012 and 2011, respectively.

**                   Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $73 million and $68 million during the second quarter of 2012 and 2011 and $144 million and $138 million during the first six months of 2012 and 2011, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2012, October 31, 2011 and April 30, 2011 were $2,977 million, $3,216 million and $2,591 million, the foreign exchange contracts were $3,611 million, $3,058 million and $3,219 million and the cross-currency interest rate contracts were $71 million, $52 million and $54 million, respectively.  At April 30, 2012, October 31, 2011 and April 30, 2011, there were also $1,345 million, $1,402 million and $1,160 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 30	October 31	April 30
Other Assets	2012	2011	2011
Designated as hedging instruments:
Interest rate contracts	$445	$404	$282
Cross-currency interest rate contracts	7		13
Total designated	452	404	295

Not designated as hedging instruments:
Interest rate contracts	73	67	39
Foreign exchange contracts	7	12	10
Cross-currency interest rate contracts	2	2	1
Total not designated	82	81	50

Total derivatives	$534	$485	$345

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$3	$13	$16
Cross-currency interest rate contracts	42	7	4
Total designated	45	20	20

Not designated as hedging instruments:
Interest rate contracts	50	48	15
Foreign exchange contracts	41	100	98
Cross-currency interest rate contracts	1		4
Total not designated	92	148	117
Total derivatives	$137	$168	$137

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or OCI	Three Months Ended April 30		Six Months Ended April 30
	Classification	2012	2011	2012	2011

Fair Value Hedges:
Interest rate contracts	Interest	$8	$35	$156	$(53)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(5)	(2)	(11)	(3)
Foreign exchange contracts	OCI (pretax) *	8	73	(27)	54

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(6)	(6)	(15)
Foreign exchange contracts	Other *	3	70	(30)	51

Recognized Directly in Income
(Ineffective Portion):
Interest rate contracts	Interest	**	**	**	**
Foreign exchange contracts	Other	**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$1	$1	$(1)	$(2)
Foreign exchange contracts	Cost of sales	(16)	(52)	(14)	(72)
Foreign exchange contracts	Other *	(6)	(129)	4	(178)
Total not designated		$(21)	$(180)	$(11)	$(252)

*                      Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**               The amount is not significant.

(17)     In the first six months of 2012, the Company granted stock options to employees for the purchase of 2.6 million shares of common stock at an exercise price of $74.24 per share and a binomial lattice model fair value of $22.51 per share at the grant date.  At April 30, 2012, options for 18.4 million shares were outstanding with a weighted-average exercise price of $55.73 per share.  The Company also granted 251 thousand restricted stock units to employees and nonemployee directors in the first six months of 2012, of which 107 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was a weighted-average $75.08 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $70.14 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $92.85 per unit based on a lattice valuation model excluding dividends.  At April 30, 2012, the Company was authorized to grant an additional 13.6 million shares related to stock option and restricted stock awards.

(18) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Net Sales and Revenues
Net sales	$9,404.6	$8,327.6
Finance and interest income	17.1	18.0	$533.6	$513.0
Other income	132.2	109.8	21.3	36.6
Total	9,553.9	8,455.4	554.9	549.6

Costs and Expenses
Cost of sales	6,834.8	6,107.2
Research and development expenses	352.0	298.5
Selling, administrative and general expenses	767.7	728.4	116.3	102.8
Interest expense	50.5	50.1	157.0	156.2
Interest compensation to Financial Services	55.0	48.5
Other operating expenses	71.7	44.7	106.7	127.9
Total	8,131.7	7,277.4	380.0	386.9

Income of Consolidated Group before Income Taxes	1,422.2	1,178.0	174.9	162.7
Provision for income taxes	475.4	381.0	66.0	57.9
Income of Consolidated Group	946.8	797.0	108.9	104.8

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	109.2	105.1	.3	.3
Other	2.1	4.6
Total	111.3	109.7	.3	.3
Net Income	1,058.1	906.7	109.2	105.1
Less: Net income attributable to noncontrolling interests	1.9	2.4
Net Income Attributable to Deere & Company	$1,056.2	$904.3	$109.2	$105.1

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011

Net Sales and Revenues
Net sales	$15,523.6	$13,841.4
Finance and interest income	32.8	33.5	$1,045.2	$1,011.0
Other income	250.6	223.7	109.9	93.7
Total	15,807.0	14,098.6	1,155.1	1,104.7

Costs and Expenses
Cost of sales	11,411.1	10,201.6
Research and development expenses	664.5	567.4
Selling, administrative and general expenses	1,377.5	1,299.7	217.8	199.2
Interest expense	99.8	101.9	311.1	319.5
Interest compensation to Financial Services	95.9	89.3
Other operating expenses	110.0	86.3	277.1	251.6
Total	13,758.8	12,346.2	806.0	770.3

Income of Consolidated Group before Income Taxes	2,048.2	1,752.4	349.1	334.4
Provision for income taxes	685.8	559.4	121.6	111.7
Income of Consolidated Group	1,362.4	1,193.0	227.5	222.7

Equity in Income of Unconsolidated
Subsidiaries and Affiliates
Financial Services	228.3	223.3	.8	.6
Other	1.8	4.8
Total	230.1	228.1	.8	.6
Net Income	1,592.5	1,421.1	228.3	223.3
Less: Net income attributable to noncontrolling interests	3.4	3.0
Net Income Attributable to Deere & Company	$1,589.1	$1,418.1	$228.3	$223.3

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30 2012	October 31 2011	April 30 2011	April 30 2012	October 31 2011	April 30 2011
Assets

Cash and cash equivalents	$1,700.4	$3,187.5	$3,515.0	$1,319.3	$459.7	$434.8

Marketable securities	1,002.8	502.6		336.1	284.7	239.5

Receivables from unconsolidated subsidiaries and affiliates	2,192.4	1,713.4	1,785.7

Trade accounts and notes receivable - net	1,258.0	1,093.9	1,066.3	4,619.6	2,807.2	3,786.2

Financing receivables - net	14.0	14.0	8.9	19,438.7	19,909.5	18,446.4

Financing receivables securitized - net				3,116.0	2,905.0	2,871.2

Other receivables	790.8	965.6	715.1	306.0	370.1	120.8

Equipment on operating leases - net				2,168.0	2,150.0	1,945.2

Inventories	6,112.4	4,370.6	4,687.0

Property and equipment - net	4,324.3	4,287.5	3,902.0	63.3	64.9	66.5

Investments in unconsolidated subsidiaries and affiliates	3,695.3	3,473.9	3,381.5	8.3	8.1	8.1

Goodwill	965.3	999.8	1,038.7

Other intangible assets - net	110.2	123.4	126.8	4.0	4.0	4.0

Retirement benefits	29.7	29.6	200.0	26.2	28.0	29.9

Deferred income taxes	3,137.9	3,052.8	2,917.7	52.1	91.2	103.8

Other assets	553.9	468.6	446.4	773.3	712.6	574.6

Total Assets	$25,887.4	$24,283.2	$23,791.1	$32,230.9	$29,795.0	$28,631.0

Liabilities and Stockholders’ Equity

Short-term borrowings	$1,592.0	$528.5	$431.6	$6,318.0	$6,323.8	$6,640.3

Short-term securitization borrowings				3,033.3	2,777.4	2,821.5

Payables to unconsolidated subsidiaries and affiliates	189.6	117.7	193.5	2,125.5	1,665.5	1,740.5

Accounts payable and accrued expenses	7,109.9	6,869.3	6,355.3	1,368.1	1,547.8	1,124.6

Deferred income taxes	96.5	99.0	102.8	313.8	354.7	255.5

Long-term borrowings	3,174.9	3,167.1	3,361.4	15,544.5	13,792.8	12,830.8

Retirement benefits and other liabilities	6,328.5	6,686.7	5,912.9	57.8	52.6	49.2

Total liabilities	18,491.4	17,468.3	16,357.5	28,761.0	26,514.6	25,462.4

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2012 – 536,431,204)	3,298.9	3,251.7	3,211.7	1,613.5	1,570.6	1,526.6

Common stock in treasury	(8,005.1)	(7,292.8)	(6,237.5)

Retained earnings	15,759.4	14,519.4	13,476.3	1,726.3	1,541.5	1,439.7

Accumulated other comprehensive income (loss)	(3,674.3)	(3,678.0)	(3,027.2)	130.1	168.3	202.3

Total Deere & Company stockholders’ equity	7,378.9	6,800.3	7,423.3	3,469.9	3,280.4	3,168.6

Noncontrolling interests	17.1	14.6	10.3

Total stockholders’ equity	7,396.0	6,814.9	7,433.6	3,469.9	3,280.4	3,168.6

Total Liabilities and Stockholders’ Equity	$25,887.4	$24,283.2	$23,791.1	$32,230.9	$29,795.0	$28,631.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011

Cash Flows from Operating Activities
Net income	$1,592.5	$1,421.1	$228.3	$223.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	5.1	1.4	6.5	12.2
Provision for depreciation and amortization	325.8	294.6	212.5	191.6
Undistributed earnings of unconsolidated subsidiaries and affiliates	(188.8)	(24.4)	(.8)	(.6)
Provision (credit) for deferred income taxes	(120.8)	(314.9)	(3.3)	4.6
Changes in assets and liabilities:
Receivables	(200.0)	(20.4)
Inventories	(1,806.1)	(1,458.1)
Accounts payable and accrued expenses	316.7	465.1	(193.9)	(1.1)
Accrued income taxes payable/receivable	234.3	250.4	16.4	(10.9)
Retirement benefits	(42.3)	213.7	7.0	6.5
Other	(34.7)	(153.2)	36.5	39.3
Net cash provided by operating activities	81.7	675.3	309.2	464.9

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			7,685.9	7,202.4
Proceeds from maturities and sales of marketable securities			15.8	18.8
Proceeds from sales of equipment on operating leases			418.8	383.4
Proceeds from sales of businesses, net of cash sold	20.2	893.5
Cost of receivables acquired (excluding trade and wholesale)			(7,975.5)	(7,575.1)
Purchases of marketable securities	(501.7)		(68.7)	(34.0)
Purchases of property and equipment	(511.6)	(440.2)	(1.5)	(.9)
Cost of equipment on operating leases acquired			(607.9)	(489.4)
Acquisitions of businesses, net of cash acquired		(46.6)
Increase in trade and wholesale receivables			(1,575.2)	(1,390.8)
Other	(121.8)	(60.7)	(23.3)	(86.3)
Net cash provided by (used for) investing activities	(1,114.9)	346.0	(2,131.6)	(1,971.9)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,097.9	291.8	199.7	511.4
Change in intercompany receivables/payables	(511.8)	(544.3)	511.8	544.3
Proceeds from long-term borrowings	44.9	31.6	4,012.0	1,409.1
Payments of long-term borrowings		(11.5)	(2,035.6)	(770.6)
Proceeds from issuance of common stock	28.9	160.7
Repurchases of common stock	(746.3)	(601.2)
Dividends paid	(333.0)	(275.0)	(43.5)	(194.1)
Excess tax benefits from share-based compensation	14.4	64.7
Other	(8.9)	(9.3)	23.6	9.3
Net cash provided by (used for) financing activities	(413.9)	(892.5)	2,668.0	1,509.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40.0)	37.9	14.0	(9.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,487.1)	166.7	859.6	(7.5)
Cash and Cash Equivalents at Beginning of Period	3,187.5	3,348.3	459.7	442.3
Cash and Cash Equivalents at End of Period	$1,700.4	$3,515.0	$1,319.3	$434.8

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

Trends and Economic Conditions

Industry sales of farm machinery in the U.S. and Canada are forecast to increase by more than 10 percent for 2012.  Industry sales in the European Union (EU)27 nations of Western and Central Europe are forecast to be about the same to 5 percent higher, while sales in the Commonwealth of Independent States are expected to be considerably higher in 2012.  Industry sales in Asia are forecast to increase moderately.  South American industry sales are projected to decrease 5 to 10 percent.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase about 5 percent in 2012.  The Company’s agriculture and turf segment sales increased 11 percent for the second quarter and 10 percent for the first six months of 2012.  These sales are forecast to increase by about 15 percent for fiscal year 2012.  Construction equipment markets are forecast to be improved, while forestry markets are expected to be about the same in 2012.  The Company’s construction and forestry sales increased 26 percent in the second quarter and 24 percent for the first six months of 2012.  These sales are forecast to rise by about 20 percent for 2012.  Net income attributable to Deere & Company for the financial services operations is forecast to be approximately $465 million, slightly lower than the prior year.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the impact of government changes in respect to monetary policies and general economic conditions.  Significant volatility in the price of many commodities could also impact the Company’s results, while the availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s results are a reflection of positive conditions in the global farm economy, which is continuing to show strength and endurance.  The Company’s investments in new products and additional global capacity place the Company in a sound position to respond to the world’s increasing need for food, shelter and infrastructure in the years ahead.

2012 Compared with 2011

Net income attributable to Deere & Company was $1,056 million, or $2.61 per share, for the second quarter of 2012, compared with $904.3 million, or $2.12 per share, for the same period last year.  For the first six months of 2012, net income attributable to Deere & Company was $1,589 million, or $3.91 per share, compared with $1,418 million, or $3.32 per share, last year.

Worldwide net sales and revenues increased 12 percent to $10,009 million for the second quarter this year, compared with $8,910 million a year ago, and increased 12 percent to $16,775 million for the first six months, compared with $15,029 million last year.  Net sales of the equipment operations were $9,405 million for the quarter and $15,524 million for the first six months, compared with $8,328 million and $13,841 million for the corresponding periods last year.  Net sales of the equipment operations increased 13 percent for the quarter and 12 percent for the six months, compared with the respective periods a year ago.  Sales included price realization of 5 percent for the second quarter and 4 percent for the six months and an unfavorable foreign currency translation effect of 2 percent for the second quarter and 1 percent for the six months.  Equipment net sales in the U.S. and Canada increased 18 percent for the second quarter and 13 percent year to date.  Outside the U.S. and Canada, net sales increased 6 percent for the quarter and 12 percent for six months, with unfavorable foreign currency translation effects of 4 percent and 3 percent for the same periods.

The Company’s equipment operations reported operating profit of $1,522 million for the second quarter and $2,220 million for the first six months, compared with $1,268 million and $1,914 million for the same periods last year.  Results were higher in both periods primarily due to the impact of price realization and higher shipment volumes, partially offset by higher production costs related to new products and engine emission requirements, as well as increased raw material costs and higher research and development expenses.  Net income of the Company’s equipment operations was $947 million for the second quarter and $1,362 million for the first six months, compared with $797 million and $1,193 million for the respective periods last year, primarily due to the same operating factors mentioned above.

The Company’s financial services operations net income attributable to Deere & Company for the second quarter and first six months of 2012 was $109.2 million and $228.3 million, respectively, compared with $105.1 million and $223.3 million for the same periods last year.  The results were higher for the second quarter primarily due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses.  The first six months results benefited from growth in the credit portfolio, revenue from wind energy credits and a lower provision for credit losses, partially offset by increased selling, administrative and general expenses, higher crop insurance claims and narrower financing spreads.

Business Segment Results

•                 Agriculture and Turf.  Agriculture and turf sales increased 11 percent for the second quarter and 10 percent for the first six months largely due to higher shipment volumes and price realization, partially offset by the unfavorable effects of foreign currency translation.  Operating profit was $1,403 million for the second quarter and $1,977 million year to date, compared with $1,163 million and $1,720 million for the same periods last year.  Operating profit was higher in both periods primarily due to the impact of higher shipment volumes and price realization, partially offset by increased production costs related to new products and engine emission requirements, as well as increased raw material costs and higher research and development expenses.

•                 Construction and Forestry.  Construction and forestry sales increased 26 percent for the second quarter and 24 percent for the first six months mainly due to higher shipment volumes and price realization.  The segment had operating profit of $119 million for the second quarter and $243 million for six months, compared with last year’s operating profit of $105 million for the quarter and $194 million for six months.  Results improved in both periods primarily due to price realization and higher shipment volumes, partially offset by increased raw material costs and an unfavorable product mix.  Also affecting the performance of both periods were higher research and development and selling, administrative and general expenses, as well as increased costs related to engine emission requirements.

•                 Financial Services.  Financial services had an operating profit of $175 million for the second quarter and $350 million for the first six months, compared with $163 million and $335 million in the same periods last year.  The increase in the second quarter of 2012 was primarily due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses.  The first six months results were higher due to growth in the credit portfolio, revenue from wind energy credits and a lower provision for credit losses, partially offset by increased selling, administrative and general expenses, higher crop insurance claims and narrower financing spreads.  Total revenues of the financial services operations, including intercompany revenues, increased to $555 million in the current quarter from $550 million in the second quarter of 2011 and increased to $1,155 million in the first six months this year from $1,105 million last year.  The increase in both periods was primarily due to growth in the portfolio.  The average balance of receivables and leases financed was 8 percent higher in the second quarter and the first six months of 2012, compared with the same periods last year.  Interest expense increased 1 percent in the current quarter due to higher average borrowings, partially offset by lower average interest rates, and decreased 3 percent in the first six months of 2012 as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 2.16 to 1 for the second quarter this year, compared with 2.09 to 1 in the same period last year.  The ratio was 2.17 to 1 for the first six months this year, compared to 2.09 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2012 were 72.7 percent and 73.5 percent, respectively, compared to 73.3 percent and 73.7 percent in the same periods last year.  The improvement in both periods was primarily due to an increase in price realization, partially offset by increased production costs related to new products and engine emission requirements, as well as higher raw material costs and higher research and development expenses.  In addition, the ratios also improved from lower postretirement health care benefits cost related to the decreases in amortization of net actuarial losses (see Note 7).

Finance and interest income increased in the second quarter and first six months this year due to a larger credit portfolio, partially offset by lower average financing rates.  Research and development costs increased in both periods primarily due to increased spending in support of new products and more stringent emission requirements.  Selling, administrative and general expenses increased in the current quarter and first six months primarily due to growth.  Interest expense increased in the second quarter due to higher average borrowings, partially offset by lower borrowing rates, and decreased in the first six months due to lower borrowing rates, partially offset by higher average borrowings.  Other operating expenses increased in the first six months primarily due to increased depreciation on operating leases and higher crop insurance claims.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 15 percent for fiscal 2012 and by about 25 percent for the third quarter, compared with the same periods a year ago.  Included is an unfavorable currency translation impact of about 3 percent for the year and 4 percent for the third quarter.  For the fiscal year, net income attributable to Deere & Company is anticipated to be about $3,350 million.

•                 Agriculture and Turf.  Worldwide sales of agriculture and turf equipment are forecast to increase by about 15 percent for fiscal year 2012, including an unfavorable currency translation impact of about 3 percent.  Farmers in the world’s major markets are experiencing favorable incomes due to strong demand for agricultural commodities.  In addition, the Company’s sales are benefiting from advanced new products being launched throughout the world and from major expansions.

Industry farm machinery sales in the U.S. and Canada are forecast to rise by more than 10 percent in 2012.  Overall conditions remain positive and demand continues to be strong, especially for high horsepower equipment.  Fiscal year industry sales in the EU27 nations of Western and Central Europe are forecast to be about the same to 5 percent higher as favorable conditions in the grain, livestock and dairy sectors outweigh general economic concerns.  Sales in the Commonwealth of Independent States are expected to be considerably higher in 2012.  Sales in Asia, while slowing, are forecast to increase moderately.  In South America, industry sales are projected to decrease 5 to 10 percent from last year’s attractive levels due to uncertainty in Argentina and drought conditions in parts of the region.  U.S. and Canada industry sales of turf and utility equipment are expected to increase about 5 percent for the year.

•                 Construction and Forestry.  Worldwide sales of construction and forestry equipment are forecast to increase by about 20 percent for 2012.  The gain reflects further strength in the rental, energy, material handling, industrial and international sectors.  Of particular note, the Company is benefiting from growth in sales to independent rental companies, which are upgrading and replenishing their fleets.  Further, the Company’s sales are being supported by a range of advanced new products and by geographic expansion.  After considerable growth in 2011, world forestry markets are projected to be about the same for 2012.  Weakness in Europe is being offset by improvement in other international markets.

•                 Financial Services.  Fiscal year 2012 net income attributable to Deere & Company for the financial services operations is expected to be approximately $465 million, slightly lower than the prior year.  The forecast decline is primarily due to an anticipated increase in selling, administrative and general expenses and narrower financing spreads, largely offset by growth in the credit portfolio.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2012 were $1,527 million.  This resulted primarily from a seasonal increase in inventories and trade receivables along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $1,329 million in the first six months of this year, primarily due to purchases of marketable securities of $570 million, purchases of property and equipment of $513 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $179 million.  Cash inflows from financing activities were $2,255 million in the first six months of 2012, primarily due to an increase in borrowings of $3,319 million, partially offset by repurchases of common stock of $746 million and dividends paid of $333 million.  Cash and cash equivalents decreased $627 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2011 were $665 million.  This resulted primarily from a seasonal increase in inventories and trade receivables along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable and an increase in the retirement benefits liability.  Cash inflows from investing activities were $11 million in the first six months of last year, primarily due to proceeds from sales of businesses of $894 million, mostly offset by purchases of property and equipment of $441 million, the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $259 million, acquisitions of businesses of $47 million and other miscellaneous investing cash outflows of $121 million.  Cash inflows from financing activities were $786 million in the first six months of 2011, primarily due to an increase in borrowings of $1,462 million and proceeds from issuance of common stock of $161 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $601 million and dividends paid of $275 million.  Cash and cash equivalents increased $159 million during the first six months of 2011.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2012, October 31, 2011 and April 30, 2011 was $2,278 million, $1,279 million and $2,260 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,359 million, $4,435 million and $4,189 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $763 million, $720 million and $829 million at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,088 million at April 30, 2012, $2,723 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  In the second quarter of 2012, the Company renewed the long-term credit facility agreement of $1,500 million and extended the expiration date from April 2013 to April 2017.  Also included in the credit lines at April 30, 2012 was a long-term credit facility of $2,750 million, expiring in April 2015.  The credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2012 was $8,503 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,792 million at April 30, 2012.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,745 million during the first six months of 2012 primarily due to a seasonal increase and higher overall demand, partially offset by foreign currency translation.  These receivables increased $882 million, compared to a year ago, primarily due to an increase in demand, partially offset by foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at April 30, 2012, compared to 11 percent at October 31, 2011 and 16 percent at April 30, 2011.  Agriculture and turf trade receivables increased $589 million and construction and forestry trade receivables increased $293 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent, 3 percent and 2 percent at April 30, 2012, October 31, 2011 and April 30, 2011.

Deere & Company’s stockholders’ equity was $7,379 million at April 30, 2012, compared with $6,800 million at October 31, 2011 and $7,423 million at April 30, 2011.  The increase of $579 million during the first six months of 2012 resulted primarily from net income attributable to Deere & Company of $1,589 million and a change in the retirement benefits adjustment of $182 million, partially offset by an increase in treasury stock of $712 million, dividends declared of $349 million and a change in the cumulative translation adjustment of $180 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2012 were $82 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and an increase in overall demand and an increase in trade receivables.  Cash and cash equivalents decreased $1,487 million in the first six months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2011 were $675 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable and an increase in retirement benefits liabilities.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and an increase in overall demand.  Cash and cash equivalents increased $167 million in the first six months last year.

Trade receivables held by the equipment operations increased $164 million during the first six months and $192 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,742 million during the first six months, primarily reflecting seasonal increases and increased overall demand, partially offset by foreign currency translation.  Inventories increased $1,425 million, compared to a year ago, also due to the higher demand, partially offset by foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 33 percent at April 30, 2012, compared to 27 percent at October 31, 2011 and 31 percent at April 30, 2011.

Total interest-bearing debt of the equipment operations was $4,767 million at April 30, 2012, compared with $3,696 million at the end of fiscal year 2011 and $3,793 million at April 30, 2011.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 39 percent, 35 percent and 34 percent at April 30, 2012, October 31, 2011 and April 30, 2011, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2012 were $512 million, compared with $440 million in the same period last year.  Capital expenditures for the equipment operations in 2012 are expected to be approximately $1,300 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first six months of 2012, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $309 million in the first six months.  Cash provided by financing activities totaled $2,668 million in the first six months of this year, resulting primarily from an increase in external borrowings of $2,176 million and an increase in payables to the equipment operations of $512 million, partially offset by dividends paid of $44 million.  Cash used by investing activities totaled $2,132 million in the first six months, primarily due to the increase in trade and wholesale receivables of $1,575 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $479 million.  Cash and cash equivalents increased $860 million in the first six months this year.

During the first six months of 2011, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $465 million in the first six months of last year.  Cash provided by financing activities totaled $1,509 million in the first six months of 2011, resulting primarily from an increase in external borrowings of $1,150 million and a decrease in receivables from the equipment operations of $544 million, due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations, partially offset by dividends paid of $194 million.  Cash used by investing activities totaled $1,972 million in the first six months of 2011, primarily due to the increase in trade and wholesale receivables of $1,391 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $479 million.  Cash and cash equivalents decreased $8 million in the first six months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $1,571 million during the first six months of 2012 and $2,293 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 6 percent higher in the first six months of 2012, compared with the same period last year.  Acquisition volumes of operating leases, retail notes, revolving charge accounts and financing leases were all higher in the first six months of 2012, while volumes of operating loans were lower, compared to the same period last year.  Trade receivables at April 30, 2012 also increased, compared to October 31, 2011 and April 30, 2011, while wholesale notes at April 30, 2012 were lower, compared to the same periods.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, totaled $29,494 million at April 30, 2012, compared with $27,918 million at October 31, 2011 and $27,249 million at April 30, 2011.  At April 30, 2012, the unpaid balance of all receivables administered but not owned was $152 million, compared with $146 million at October 31, 2011 and $200 million at April 30, 2011.

Total external interest-bearing debt of the financial services operations was $24,896 million at April 30, 2012, compared with $22,894 million at the end of fiscal year 2011 and $22,293 million at April 30, 2011.  Total external borrowings increased during the first six months of 2012 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in receivables/payables with the equipment operations.  The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.8 to 1 at April 30, 2012, compared with 7.5 to 1 at October 31, 2011 and 7.6 to 1 at April 30, 2011.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At April 30, 2012, this facility had a total capacity, or “financing limit,” of up to $2,750 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2012, $1,203 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2012, the financial services operations issued $1,249 million and retired $993 million of retail note securitization borrowings.  During the first six months of 2012, the financial services operations also issued $4,012 million and retired $2,036 million of long-term borrowings.  The long-term borrowing retirements included $1,500 million of 7% Notes due in March 2012.  The remaining issuances and retirements were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 30, 2012 declared a quarterly dividend of $.46 per share payable August 1, 2012, to stockholders of record on June 29, 2012.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                       CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2012 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 29	725	$ 86.81	725	43,736

Mar 1 to Mar 31	1,462	80.82	1,462	42,311

Apr 1 to Apr 30	2,198	80.66	2,198	40,172

Total	4,385		4,385

(1)       During the second quarter of 2012, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  The maximum number of shares above at the end of each month that may yet be purchased under this plan was based on the end of second quarter closing share price of $82.89 per share.  At the end of the second quarter of 2012, $3,330 million of common stock remained to be purchased under the plan.

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

DEERE & COMPANY

Date:	May 31, 2012	By:	/s/ J. M. Field
J. M. Field Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant dated December 8, 2011*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.