Form 10-Q
period 2012-07-31
DEERE & CO
filed 2012-08-30
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

At July 31, 2012, 391,667,085 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 48

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Three Months Ended July 31, 2012 and 2011

(In millions of dollars and shares except per share amounts) Unaudited

	2012	2011
Net Sales and Revenues
Net sales	$8,930.3	$7,721.6
Finance and interest income	493.2	492.2
Other income	166.9	158.1
Total	9,590.4	8,371.9

Costs and Expenses
Cost of sales	6,756.0	5,792.2
Research and development expenses	367.8	312.0
Selling, administrative and general expenses	878.4	815.8
Interest expense	194.9	184.3
Other operating expenses	178.6	188.5
Total	8,375.7	7,292.8

Income of Consolidated Group before Income Taxes	1,214.7	1,079.1
Provision for income taxes	426.8	369.5
Income of Consolidated Group	787.9	709.6
Equity in income of unconsolidated affiliates	2.3	5.2
Net Income	790.2	714.8
Less: Net income attributable to noncontrolling interests	2.2	2.5
Net Income Attributable to Deere & Company	$788.0	$712.3

Per Share Data
Basic	$2.00	$1.71
Diluted	$1.98	$1.69

Average Shares Outstanding
Basic	394.7	417.4
Diluted	398.8	422.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2012 and 2011
(In millions of dollars and shares except per share amounts) Unaudited

	2012	2011
Net Sales and Revenues
Net sales	$24,453.9	$21,563.0
Finance and interest income	1,452.2	1,420.7
Other income	459.4	417.1
Total	26,365.5	23,400.8

Costs and Expenses
Cost of sales	18,166.4	15,993.2
Research and development expenses	1,032.3	879.3
Selling, administrative and general expenses	2,468.8	2,309.0
Interest expense	582.8	579.1
Other operating expenses	503.2	474.3
Total	22,753.5	20,234.9

Income of Consolidated Group before Income Taxes	3,612.0	3,165.9
Provision for income taxes	1,234.1	1,040.7
Income of Consolidated Group	2,377.9	2,125.2
Equity in income of unconsolidated affiliates	4.8	10.6
Net Income	2,382.7	2,135.8
Less: Net income attributable to noncontrolling interests	5.6	5.5
Net Income Attributable to Deere & Company	$2,377.1	$2,130.3

Per Share Data
Basic	$5.95	$5.07
Diluted	$5.88	$5.01

Average Shares Outstanding
Basic	399.6	419.9
Diluted	404.0	425.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2012	2011	2011
Assets
Cash and cash equivalents	$3,397.5	$3,647.2	$3,618.3
Marketable securities	1,545.7	787.3	459.4
Receivables from unconsolidated affiliates	70.8	48.0	32.3
Trade accounts and notes receivable - net	4,572.2	3,294.5	3,844.5
Financing receivables - net	20,685.3	19,923.5	19,437.0
Financing receivables securitized - net	3,163.6	2,905.0	2,480.6
Other receivables	1,309.2	1,330.6	960.9
Equipment on operating leases - net	2,249.7	2,150.0	2,015.0
Inventories	5,867.5	4,370.6	4,687.7
Property and equipment - net	4,463.4	4,352.3	4,068.9
Investments in unconsolidated affiliates	217.8	201.7	224.7
Goodwill	933.6	999.8	1,023.2
Other intangible assets - net	107.8	127.4	133.4
Retirement benefits	38.8	30.4	230.9
Deferred income taxes	3,029.1	2,858.6	2,825.1
Other assets	1,546.6	1,180.5	1,093.2
Total Assets	$53,198.6	$48,207.4	$47,135.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,041.0	$6,852.3	$7,927.9
Short-term securitization borrowings	3,028.0	2,777.4	2,380.9
Payables to unconsolidated affiliates	103.5	117.7	143.8
Accounts payable and accrued expenses	8,069.4	7,804.8	7,121.3
Deferred income taxes	162.7	168.3	160.0
Long-term borrowings	21,157.2	16,959.9	15,892.5
Retirement benefits and other liabilities	6,222.2	6,712.1	5,968.7
Total liabilities	45,784.0	41,392.5	39,595.1

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2012 – 536,431,204)	3,320.1	3,251.7	3,231.1
Common stock in treasury	(8,476.2)	(7,292.8)	(6,723.9)
Retained earnings	16,366.5	14,519.4	14,017.7
Accumulated other comprehensive income (loss)	(3,814.6)	(3,678.0)	(2,997.3)
Total Deere & Company stockholders’ equity	7,395.8	6,800.3	7,527.6
Noncontrolling interests	18.8	14.6	12.4
Total stockholders’ equity	7,414.6	6,814.9	7,540.0
Total Liabilities and Stockholders’ Equity	$53,198.6	$48,207.4	$47,135.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Nine Months Ended July 31, 2012 and 2011

(In millions of dollars) Unaudited

	2012	2011
Cash Flows from Operating Activities
Net income	$2,382.7	$2,135.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for doubtful receivables	6.1	17.8
Provision for depreciation and amortization	742.7	677.9
Share-based compensation expense	56.1	50.8
Undistributed earnings of unconsolidated affiliates	(7.3)	1.1
Credit for deferred income taxes	(205.3)	(324.8)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(2,040.9)	(978.8)
Inventories	(2,032.2)	(1,774.6)
Accounts payable and accrued expenses	397.6	571.9
Accrued income taxes payable/receivable	100.4	266.3
Retirement benefits	(70.1)	351.1
Other	(465.2)	(358.4)
Net cash provided by (used for) operating activities	(1,135.4)	636.1

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	9,875.4	9,317.4
Proceeds from maturities and sales of marketable securities	125.8	24.5
Proceeds from sales of equipment on operating leases	583.1	522.8
Proceeds from sales of businesses, net of cash sold	30.4	894.4
Cost of receivables acquired (excluding receivables related to sales)	(10,832.3)	(10,286.7)
Purchases of marketable securities	(882.7)	(256.1)
Purchases of property and equipment	(808.4)	(681.5)
Cost of equipment on operating leases acquired	(512.3)	(397.4)
Acquisitions of businesses, net of cash acquired		(60.8)
Other	5.7	(143.5)
Net cash used for investing activities	(2,415.3)	(1,066.9)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,235.4	844.3
Proceeds from long-term borrowings	8,256.2	3,515.1
Payments of long-term borrowings	(4,396.8)	(2,795.2)
Proceeds from issuance of common stock	37.1	165.9
Repurchases of common stock	(1,225.3)	(1,093.2)
Dividends paid	(516.3)	(422.2)
Excess tax benefits from share-based compensation	16.8	66.8
Other	(53.0)	(36.3)
Net cash provided by financing activities	3,354.1	245.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(53.1)	13.3

Net Decrease in Cash and Cash Equivalents	(249.7)	(172.3)
Cash and Cash Equivalents at Beginning of Period	3,647.2	3,790.6
Cash and Cash Equivalents at End of Period	$3,397.5	$3,618.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Nine Months Ended July 31, 2011 and 2012

(In millions of dollars)

		Deere & Company Stockholders
	Total Stockholders’ Equity	Comprehensive Income	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2010	$6,303.4		$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1
Net income	2,135.8	$2,130.3			2,130.3		5.5
Other comprehensive income (loss)
Retirement benefits adjustment	171.6	171.6				171.6
Cumulative translation adjustment	197.9	197.9				197.9
Unrealized gain on derivatives	13.2	13.2				13.2
Unrealized loss on investments	(.4)	(.4)				(.4)
Comprehensive income	2,518.1	$2,512.6					5.5
Repurchases of common stock	(1,093.2)			(1,093.2)
Treasury shares reissued	158.8			158.8
Dividends declared	(469.9)				(465.7)		(4.2)
Stock options and other	122.8		124.8				(2.0)
Balance July 31, 2011	$7,540.0		$3,231.1	$(6,723.9)	$14,017.7	$(2,997.3)	$12.4

Balance October 31, 2011	$6,814.9		$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	2,382.7	$2,377.1			2,377.1		5.6
Other comprehensive income (loss)
Retirement benefits adjustment	234.4	234.4				234.4
Cumulative translation adjustment	(371.6)	(371.2)				(371.2)	(.4)
Unrealized loss on derivatives	(5.4)	(5.4)				(5.4)
Unrealized gain on investments	5.6	5.6				5.6
Comprehensive income	2,245.7	$2,240.5					5.2
Repurchases of common stock	(1,225.3)			(1,225.3)
Treasury shares reissued	41.9			41.9
Dividends declared	(531.2)				(530.2)		(1.0)
Stock options and other	68.6		68.4		.2
Balance July 31, 2012	$7,414.6		$3,320.1	$(8,476.2)	$16,366.5	$(3,814.6)	$18.8

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

The assets and liabilities of this supplier VIE consisted of the following in millions of dollars:

	July 31 2012	October 31 2011	July 31 2011
Cash and cash equivalents	$29	$11	$7
Intercompany receivables	13	14	14
Inventories	45	30	36
Property and equipment - net	3	3	4
Other assets	5	3	7
Total assets	$95	$61	$68

Short-term borrowings	$3
Accounts payable and accrued expenses	81	$56	$64
Total liabilities	$84	$56	$64

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $341 million and $291 million in the first nine months of 2012 and 2011, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $53 million and $41 million at July 31, 2012 and 2011, respectively.

(3)            New accounting standards adopted in the first nine months of 2012 were as follows:

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles — Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the previous quantitative goodwill impairment test are not required. The effective date will be the first quarter of fiscal year 2013 with early adoption permitted. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles — Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The effective date will be the first quarter of fiscal year 2013 with early adoption permitted. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)            Comprehensive income, which includes all changes in total stockholders’ equity during the period except transactions with stockholders, was as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

Net income	$790.2	$714.8	$2,382.7	$2,135.8
Other comprehensive income (loss), net of tax:
Retirement benefits adjustment	52.7	69.3	234.4	171.6
Cumulative translation adjustment	(191.8)	(46.2)	(371.6)	197.9
Unrealized gain (loss) on derivatives	(3.6)	3.6	(5.4)	13.2
Unrealized gain (loss) on investments	2.2	3.0	5.6	(.4)
Comprehensive income	$649.7	$744.5	$2,245.7	$2,518.1

For the third quarter of 2012 and 2011, the table above includes noncontrolling interests’ comprehensive income of $2.0 million and $2.3 million, which consists of net income of $2.2 million and $2.5 million and cumulative translation adjustments of $(.2) million and $(.2) million, respectively. For the first nine months of 2012 and 2011, the table includes noncontrolling interests’ comprehensive income of $5.2 million and $5.5 million, which consists of net income of $5.6 million and $5.5 million and cumulative translation adjustments of $(.4) million and none, respectively.

(5)            Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011

Dividends declared	$.46	$.41	$1.33	$1.11
Dividends paid	$.46	$.35	$1.28	$1.00

(6)   A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Net income attributable to Deere & Company	$788.0	$712.3	$2,377.1	$2,130.3
Less income allocable to participating securities	.2	.3	.7	.8
Income allocable to common stock	$787.8	$712.0	$2,376.4	$2,129.5
Average shares outstanding	394.7	417.4	399.6	419.9
Basic per share	$2.00	$1.71	$5.95	$5.07

Average shares outstanding	394.7	417.4	399.6	419.9
Effect of dilutive share-based compensation	4.1	4.6	4.4	5.3
Total potential shares outstanding	398.8	422.0	404.0	425.2
Diluted per share	$1.98	$1.69	$5.88	$5.01

During the third quarter and first nine months of 2012, 6.4 million shares related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive. During the third quarter of 2011, 3.9 million shares were excluded. During the first nine months of 2011, no shares were excluded.

(7)   The Company has several defined benefit pension plans and defined benefit postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Service cost	$55	$50	$164	$149
Interest cost	116	124	349	372
Expected return on plan assets	(197)	(199)	(590)	(597)
Amortization of actuarial loss	49	39	149	112
Amortization of prior service cost	10	10	31	31
Settlements/curtailments	1	1	3	1
Net cost	$34	$25	$106	$68

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Service cost	$12	$11	$35	$33
Interest cost	70	81	210	244
Expected return on plan assets	(25)	(28)	(75)	(85)
Amortization of actuarial loss	45	68	105	203
Amortization of prior service credit	(3)	(4)	(11)	(11)
Net cost	$99	$128	$264	$384

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

During the first nine months of 2012, the Company contributed approximately $408 million to its pension plans and $29 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $26 million to its pension plans and $10 million to its other postretirement benefit plans in the remainder of fiscal year 2012. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)            The Company’s unrecognized tax benefits at July 31, 2012 were $185 million, compared to $199 million at October 31, 2011. The liability at July 31, 2012 consisted of approximately $47 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits in the first nine months of 2012 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

(9)   Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2012	2011	% Change	2012	2011	% Change
Net sales and revenues:
Agriculture and turf	$7,271	$6,371	+14	$19,730	$17,740	+11
Construction and forestry	1,659	1,351	+23	4,724	3,823	+24
Total net sales	8,930	7,722	+16	24,454	21,563	+13
Financial services	565	550	+3	1,602	1,548	+3
Other revenues	95	100	-5	309	290	+7
Total net sales and revenues	$9,590	$8,372	+15	$26,365	$23,401	+13
Operating profit: *
Agriculture and turf	$1,014	$859	+18	$2,991	$2,579	+16
Construction and forestry	113	110	+3	356	304	+17
Financial services	170	194	-12	520	529	-2
Total operating profit	1,297	1,163	+12	3,867	3,412	+13
Reconciling items **	(82)	(81)	+1	(256)	(241)	+6
Income taxes	(427)	(370)	+15	(1,234)	(1,041)	+19
Net income attributable to Deere & Company	$788	$712	+11	$2,377	$2,130	+12

Intersegment sales and revenues:
Agriculture and turf net sales	$18	$26	-31	$64	$71	-10
Construction and forestry net sales		4		1	15	-93
Financial services	53	57	-7	172	164	+5

Equipment operations outside the U.S. and Canada:
Net sales	$3,371	$3,364		$9,505	$8,860	+7
Operating profit	156	300	-48	558	848	-34

				July 31	October 31
				2012	2011
Identifiable assets:
Agriculture and turf				$10,639	$9,178	+16
Construction and forestry				3,184	2,915	+9
Financial services				32,941	29,795	+11
Corporate				6,435	6,319	+2
Total assets				$53,199	$48,207	+10

*          Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses and income taxes.  Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

**         Reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses and net income attributable to noncontrolling interests.

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	July 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$77	$27	$23	$127
Construction and forestry	41	20	9	70
Other:
Agriculture and turf	18	5	4	27
Construction and forestry	10	4	3	17
Total	$146	$56	$39	$241

	Total Past Due	Total Non-performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$127	$130	$15,121	$15,378
Construction and forestry	70	14	1,403	1,487
Other:
Agriculture and turf	27	13	5,908	5,948
Construction and forestry	17	2	1,192	1,211
Total	$241	$159	$23,624	24,024
Less allowance for doubtful receivables				175
Total financing receivables - net				$23,849

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$81	$30	$25	$136
Construction and forestry	45	20	11	76
Other:
Agriculture and turf	23	10	5	38
Construction and forestry	7	4	2	13
Total	$156	$64	$43	$263

	Total Past Due	Total Non-performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$136	$132	$14,667	$14,935
Construction and forestry	76	17	1,264	1,357
Recreational products			4	4
Other:
Agriculture and turf	38	16	5,655	5,709
Construction and forestry	13	5	1,003	1,021
Total	$263	$170	$22,593	23,026
Less allowance for doubtful receivables				197
Total financing receivables - net				$22,829

* Financing receivables that are 90 days or greater past due and still accruing finance income.

	July 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$94	$64	$25	$183
Construction and forestry	49	25	13	87
Other:
Agriculture and turf	25	11	21	57
Construction and forestry	13	4	6	23
Total	$181	$104	$65	$350

	Total Past Due	Total Non-performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$183	$160	$13,772	$14,115
Construction and forestry	87	19	1,222	1,328
Recreational products			4	4
Other:
Agriculture and turf	57	17	5,650	5,724
Construction and forestry	23	8	933	964
Total	$350	$204	$21,581	22,135
Less allowance for doubtful receivables				217
Total financing receivables - net				$21,918

* Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	July 31, 2012
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$126	$41	$25	$192
Provision (credit)	(13)	6		(7)
Write-offs	(3)	(11)		(14)
Recoveries	3	5	1	9
Translation adjustments	(5)			(5)
End of period balance	$108	$41	$26	$175

	Nine Months Ended
	July 31, 2012
Allowance:
Beginning of period balance	$130	$40	$27	$197
Provision (credit)	(12)	9	2	(1)
Write-offs	(6)	(25)	(3)	(34)
Recoveries	7	17	1	25
Translation adjustments	(11)		(1)	(12)
End of period balance	$108	$41	$26	$175
Balance individually evaluated *

Financing receivables:
End of period balance	$16,865	$2,561	$4,598	$24,024
Balance individually evaluated *	$18		$1	$19

*     The allowance for those individually evaluated was not material.  The remainder is collectively evaluated.

An analysis of the allowance for doubtful financing receivables and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	July 31, 2011
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$143	$44	$34	$221
Provision (credit)	(3)	3	3	3
Write-offs	(4)	(11)	(2)	(17)
Recoveries	2	6	1	9
Translation adjustments	1			1
End of period balance	$139	$42	$36	$217

	Nine Months Ended
	July 31, 2011
Allowance:
Beginning of period balance	$144	$44	$37	$225
Provision	5	8	2	15
Write-offs	(24)	(31)	(6)	(61)
Recoveries	9	21	1	31
Translation adjustments	5		2	7
End of period balance	$139	$42	$36	$217
Balance individually evaluated *	$1		$2	$3

Financing receivables:
End of period balance	$15,447	$2,532	$4,156	$22,135
Balance individually evaluated *	$17		$11	$28

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 31, 2012 *
Receivables with specific allowance	$2	$2		$2
Receivables without a specific allowance **	10	10		9
Total	$12	$12		$11
Agriculture and turf	$8	$8		$6
Construction and forestry	$4	$4		$5

October 31, 2011 *
Receivables with specific allowance	$7	$7	$1	$8
Receivables without a specific allowance **	9	9		12
Total	$16	$16	$1	$20
Agriculture and turf	$11	$11	$1	$14
Construction and forestry	$5	$5		$6

July 31, 2011 *
Receivables with specific allowance	$5	$5	$3	$8
Receivables without a specific allowance **	13	13		12
Total	$18	$18	$3	$20
Agriculture and turf	$10	$10	$3	$12
Construction and forestry	$8	$8		$8

*     Finance income recognized was not material.

**    Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first nine months of 2012, the Company identified 120 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $4 million pre-modification and $4 million post-modification.  During the first nine months of 2011, there were 155 financing receivable contracts, primarily retail notes, with $9 million pre-modification and $8 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At July 31, 2012, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,666 million, $1,523 million and $1,746 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,530 million, $1,395 million and $1,622 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE bank operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $376 million, $369 million and $205 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $354 million, $346 million and $190 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,213 million, $1,109 million and $613 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,145 million, $1,038 million and $570 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2012
Carrying value of liabilities	$1,145
Maximum exposure to loss	1,213

The total assets of unconsolidated VIEs related to securitizations were approximately $33 billion at July 31, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2012	October 31 2011	July 31 2011
Financing receivables securitized (retail notes)	$3,179	$2,923	$2,505
Allowance for credit losses	(15)	(18)	(24)
Other assets	91	96	83
Total restricted securitized assets	$3,255	$3,001	$2,564

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2012	October 31 2011	July 31 2011
Short-term securitization borrowings	$3,028	$2,777	$2,381
Accrued interest on borrowings	1	2	1
Total liabilities related to restricted securitized assets	$3,029	$2,779	$2,382

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2012, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)     Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2012	October 31 2011	July 31 2011
Raw materials and supplies	$1,876	$1,626	$1,628
Work-in-process	639	647	567
Finished goods and parts	4,673	3,584	3,954
Total FIFO value	7,188	5,857	6,149
Less adjustment to LIFO value	1,321	1,486	1,461
Inventories	$5,867	$4,371	$4,688

(13)   The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total

Balance October 31, 2010:
Goodwill	$705	$610	$1,315
Less accumulated impairment losses	316		316
Goodwill-net	389	610	999

Translation adjustments	6	20	26
Other	(2)		(2)

Balance July 31, 2011:
Goodwill	709	630	1,339
Less accumulated impairment losses	316		316
Goodwill-net	$393	$630	$1,023

Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill-net	385	615	1,000

Translation adjustments	(19)	(47)	(66)

Balance July 31, 2012
Goodwill	682	568	1,250
Less accumulated impairment losses	316		316
Goodwill-net	$366	$568	$934

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31
	Years	2012	2011
Amortized intangible assets:
Customer lists and relationships	14	$100	$111
Technology, patents, trademarks and other	15	105	104
Total at cost		205	215
Less accumulated amortization **		101	86
Total		104	129
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$108	$133

*                     Weighted-averages

**             Accumulated amortization at July 31, 2012 and 2011 for customer lists and relationships totaled $56 million and $52 million and technology, patents, trademarks and other totaled $45 million and $34 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2012 was $5 million and $14 million and for 2011 was $6 million and $15 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2012 - $5, 2013 - $16, 2014 - $14, 2015 - $13 and 2016 - $12.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $268 million and $220 million at July 31, 2012 and 2011, respectively.

A reconciliation of the changes in the warranty liability in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Beginning of period balance	$943	$860	$892	$762
Payments	(153)	(140)	(409)	(413)
Amortization of premiums received	(26)	(23)	(77)	(69)
Accruals for warranties	170	153	470	502
Premiums received	48	30	118	86
Foreign exchange	(13)	(7)	(25)	5
End of period balance	$969	$873	$969	$873

At July 31, 2012, the Company had approximately $239 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2012, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2012 was approximately five years.

At July 31, 2012, the Company had commitments of approximately $584 million for the construction and acquisition of property and equipment.  Also, at July 31, 2012, the Company had pledged assets of $121 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at July 31, 2012, for which it believed the probability for payment was substantially remote.  The accrued liability for these contingencies was not material at July 31, 2012.

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

(15)   The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2012		October 31, 2011		July 31, 2011
	Carrying Value	Fair Value *	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables - net	$20,685	$20,707	$19,924	$19,919	$19,437	$19,439
Financing receivables securitized - net	3,164	3,165	2,905	2,907	2,481	2,486

Short-term securitization borrowings	3,028	3,038	2,777	2,789	2,381	2,394

Long-term borrowings due within one year:
Equipment operations	$322	$317	$244	$233	$96	$97
Financial services	4,491	4,552	5,249	5,331	4,941	5,027
Total	$4,813	$4,869	$5,493	$5,564	$5,037	$5,124

Long-term borrowings:
Equipment operations	$5,357	$6,288	$3,167	$3,771	$3,372	$3,789
Financial services	15,800	16,110	13,793	14,154	12,521	12,903
Total	$21,157	$22,398	$16,960	$17,925	$15,893	$16,692

*                Fair value measurements above were Level 3 for all financing receivables and Level 2 for all borrowings.

Fair values of financing receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by the Company for similar financing receivables.  The fair values of the remaining financing receivables approximated the carrying amounts.

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2012*	2011*	2011*
Marketable securities
U.S. government debt securities	$1,288	$576	$270
Municipal debt securities	37	36	31
Corporate debt securities	105	89	79
Residential mortgage-backed securities **	116	86	79
Total marketable securities	1,546	787	459
Other assets
Derivatives:
Interest rate contracts	653	471	388
Foreign exchange contracts	10	12	17
Cross-currency interest rate contracts	23	2	1
Total assets ***	$2,232	$1,272	$865
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$70	$61	$12
Foreign exchange contracts	52	100	86
Cross-currency interest rate contracts	87	7	10
Total liabilities	$209	$168	$108

*                       All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,241 million, $540 million and $238 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  There were no transfers between Level 1 and Level 2 during the first nine months of 2012 or 2011.

**               Primarily issued by U.S. government sponsored enterprises.

***       Excluded from this table are the Company’s cash and cash equivalents, which are carried at cost that approximates fair value.  The cash and cash equivalents consist primarily of money market funds.

The contractual maturities of debt securities at July 31, 2012 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$716	$716
Due after one through five years	563	568
Due after five through 10 years	72	79
Due after 10 years	59	67
Residential mortgage-backed securities	109	116
Debt securities	$1,519	$1,546

Fair value, nonrecurring, Level 3 measurements in millions of dollars follow:

	Fair Value *			Losses
				Nine Months Ended
	July 31	October 31	July 31	July 31
	2012	2011	2011	2012	2011
Financing receivables	$1	$5	$3

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

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities — The portfolio of investments is primarily valued on a market approach (matrix pricing) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives — The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps.  The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables — Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values).  Inputs include a selection of realizable values.

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at July 31, 2012, October 31, 2011 and July 31, 2011, was $26 million, $23 million and $5 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of default.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $686 million, $485 million and $406 million as of July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  The amount of collateral received at July 31, 2012, October 31, 2011 and July 31, 2011 to offset this potential maximum loss was $152 million, $25 million and $33 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $89 million, $59 million and $13 million as of July 31, 2012, October 31, 2011 and July 31, 2011, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2012, October 31, 2011 and July 31, 2011 were $2,350 million, $1,350 million and $350 million, respectively.  The notional amounts of cross-currency interest rate contracts were $923 million, $853 million and $853 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2012 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax.  These contracts mature in up to 74 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2012, October 31, 2011 and July 31, 2011 were $7,738 million, $7,730 million and $7,283 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were gains of $3 million and $3 million during the third quarter of 2012 and 2011, respectively, and losses of $5 million and $2 million during the first nine months of 2012 and 2011, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2012	2011	2012	2011
Interest rate contracts *	$124	$103	$201	$(37)
Borrowings **	(121)	(100)	(206)	35

*                 Includes changes in fair values of interest rate contracts excluding net accrued interest income of $38 million and $42 million during the third quarter of 2012 and 2011 and $117 million and $129 million during the first nine months of 2012 and 2011, respectively.

**          Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $70 million and $69 million during the third quarter of 2012 and 2011 and $214 million and $207 million during the first nine months of 2012 and 2011, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2012, October 31, 2011 and July 31, 2011 were $3,665 million, $3,216 million and $2,765 million, the foreign exchange contracts were $3,699 million, $3,058 million and $3,362 million and the cross-currency interest rate contracts were $77 million, $52 million and $49 million, respectively.  At July 31, 2012, October 31, 2011 and July 31, 2011, there were also $1,590 million, $1,402 million and $1,052 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the consolidated statement of cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	July 31 2012	October 31 2011	July 31 2011
Designated as hedging instruments:
Interest rate contracts	$577	$404	$360
Cross-currency interest rate contracts	21
Total designated	598	404	360

Not designated as hedging instruments:
Interest rate contracts	76	67	28
Foreign exchange contracts	10	12	17
Cross-currency interest rate contracts	2	2	1
Total not designated	88	81	46

Total derivatives	$686	$485	$406

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$7	$13	$1
Cross-currency interest rate contracts	86	7	7
Total designated	93	20	8

Not designated as hedging instruments:
Interest rate contracts	63	48	11
Foreign exchange contracts	52	100	86
Cross-currency interest rate contracts	1		3
Total not designated	116	148	100
Total derivatives	$209	$168	$108

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2012	2011	2012	2011
Fair Value Hedges:
Interest rate contracts	Interest	$162	$145	$318	$92

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(10)	(2)	(21)	(5)
Foreign exchange contracts	OCI (pretax) *	(25)	(20)	(52)	34

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(4)	(3)	(10)	(18)
Foreign exchange contracts	Other *	(25)	(24)	(55)	27

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(10)	$3	$(11)	$1
Foreign exchange contracts	Cost of sales	(7)	(8)	(21)	(80)
Foreign exchange contracts	Other *	60	1	64	(177)
Total not designated		$43	$(4)	$32	$(256)

*                 Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**          The amount is not significant.

(17)     In the first nine months of 2012, the Company granted stock options to employees for the purchase of 2.6 million shares of common stock at an exercise price of $74.24 per share and a binomial lattice model fair value of $22.51 per share at the grant date.  At July 31, 2012, options for 18.2 million shares were outstanding with a weighted average exercise price of $55.88 per share.  The Company also granted 259 thousand restricted stock awards to employees and nonemployee directors in the first nine months of 2012, of which 115 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was a weighted-average $74.85 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $70.14 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $92.85 per unit based on a lattice valuation model excluding dividends.  At July 31, 2012, the Company was authorized to grant an additional 13.7 million shares related to stock option and restricted stock awards.

(18)   SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended July 31, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Net Sales and Revenues
Net sales	$8,930.3	$7,721.6
Finance and interest income	21.9	21.9	$539.4	$531.2
Other income	109.1	112.2	78.7	75.8
Total	9,061.3	7,855.7	618.1	607.0

Costs and Expenses
Cost of sales	6,756.3	5,792.5
Research and development expenses	367.8	312.0
Selling, administrative and general expenses	770.7	716.4	110.7	102.8
Interest expense	57.4	49.3	148.4	148.6
Interest compensation to Financial Services	57.2	47.3
Other operating expenses	7.5	52.8	188.7	161.9
Total	8,016.9	6,970.3	447.8	413.3

Income of Consolidated Group
before Income Taxes	1,044.4	885.4	170.3	193.7
Provision for income taxes	366.7	301.2	60.1	68.3
Income of Consolidated Group	677.7	584.2	110.2	125.4

Equity in Income of Unconsolidated
Subsidiaries and Affiliates
Financial Services	110.4	125.6	.2	.2
Other	2.1	5.0
Total	112.5	130.6	.2	.2
Net Income	790.2	714.8	110.4	125.6
Less: Net income attributable to noncontrolling interests	2.2	2.5
Net Income Attributable to Deere & Company	$788.0	$712.3	$110.4	$125.6

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Net Sales and Revenues
Net sales	$24,453.9	$21,563.0
Finance and interest income	54.7	55.5	$1,584.6	$1,542.2
Other income	359.7	335.8	188.6	169.5
Total	24,868.3	21,954.3	1,773.2	1,711.7

Costs and Expenses
Cost of sales	18,167.3	15,994.2
Research and development expenses	1,032.3	879.3
Selling, administrative and general expenses	2,148.3	2,016.1	328.5	301.8
Interest expense	157.2	151.2	459.5	468.2
Interest compensation to Financial Services	153.1	136.6
Other operating expenses	117.5	139.2	465.8	413.6
Total	21,775.7	19,316.6	1,253.8	1,183.6

Income of Consolidated Group before Income Taxes	3,092.6	2,637.7	519.4	528.1
Provision for income taxes	1,052.4	860.6	181.7	180.0
Income of Consolidated Group	2,040.2	1,777.1	337.7	348.1

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	338.6	348.9	.9	.8
Other	3.9	9.8
Total	342.5	358.7	.9	.8
Net Income	2,382.7	2,135.8	338.6	348.9
Less: Net income attributable to noncontrolling interests	5.6	5.5
Net Income Attributable to Deere & Company	$2,377.1	$2,130.3	$338.6	$348.9

*       Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 31 2012	October 31 2011	July 31 2011	July 31 2012	October 31 2011	July 31 2011

Assets

Cash and cash equivalents	$2,914.7	$3,187.5	$3,167.8	$482.7	$459.7	$450.5
Marketable securities	1,202.5	502.6	200.4	343.2	284.7	259.0
Receivables from unconsolidated subsidiaries and affiliates	2,288.6	1,713.4	2,054.4
Trade accounts and notes receivable - net	1,156.1	1,093.9	1,061.8	4,378.3	2,807.2	3,547.5
Financing receivables - net	7.3	14.0	8.2	20,678.0	19,909.5	19,428.7
Financing receivables securitized - net				3,163.6	2,905.0	2,480.6
Other receivables	805.8	965.6	744.3	523.2	370.1	224.4
Equipment on operating leases - net				2,249.7	2,150.0	2,015.0
Inventories	5,867.5	4,370.6	4,687.7
Property and equipment - net	4,401.2	4,287.5	4,003.4	62.2	64.9	65.4
Investments in unconsolidated subsidiaries and affiliates	3,759.6	3,473.9	3,481.3	7.8	8.1	7.9
Goodwill	933.6	999.8	1,023.2
Other intangible assets - net	103.8	123.4	129.4	4.0	4.0	4.0
Retirement benefits	38.2	29.6	230.1	25.1	28.0	29.0
Deferred income taxes	3,233.5	3,052.8	2,959.7	43.4	91.2	103.1
Other assets	567.9	468.6	472.5	979.8	712.6	621.2
Total Assets	$27,280.3	$24,283.2	$24,224.2	$32,941.0	$29,795.0	$29,236.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$953.0	$528.5	$480.4	$6,088.0	$6,323.8	$7,447.5
Short-term securitization borrowings				3,028.0	2,777.4	2,380.9
Payables to unconsolidated subsidiaries and affiliates	103.5	117.7	143.8	2,217.8	1,665.5	2,022.1
Accounts payable and accrued expenses	7,169.7	6,869.3	6,645.3	1,882.5	1,547.8	1,248.9
Deferred income taxes	95.7	99.0	98.3	315.0	354.7	299.5
Long-term borrowings	5,357.2	3,167.1	3,371.5	15,799.9	13,792.8	12,521.0
Retirement benefits and other liabilities	6,186.6	6,686.7	5,944.9	60.1	52.6	51.9
Total liabilities	19,865.7	17,468.3	16,684.2	29,391.3	26,514.6	25,971.8

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2012 – 536,431,204)	3,320.1	3,251.7	3,231.1	1,627.7	1,570.6	1,565.6
Common stock in treasury	(8,476.2)	(7,292.8)	(6,723.9)
Retained earnings	16,366.5	14,519.4	14,017.7	1,836.7	1,541.5	1,495.4
Accumulated other comprehensive income (loss)	(3,814.6)	(3,678.0)	(2,997.3)	85.3	168.3	203.5
Total Deere & Company stockholders’ equity	7,395.8	6,800.3	7,527.6	3,549.7	3,280.4	3,264.5
Noncontrolling interests	18.8	14.6	12.4
Total stockholders’ equity	7,414.6	6,814.9	7,540.0	3,549.7	3,280.4	3,264.5
Total Liabilities and Stockholders’ Equity	$27,280.3	$24,283.2	$24,224.2	$32,941.0	$29,795.0	$29,236.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2012 and 2011

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
Cash Flows from Operating Activities
Net income	$2,382.7	$2,135.8	$338.6	$348.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for doubtful receivables	7.1	2.5	(1.0)	15.3
Provision for depreciation and amortization	480.1	439.7	320.8	293.0
Undistributed earnings of unconsolidated subsidiaries and affiliates	(301.6)	(82.8)	(.8)	(.8)
Provision (credit) for deferred income taxes	(213.2)	(372.0)	7.9	47.2
Changes in assets and liabilities:
Receivables	(137.6)	(24.9)
Inventories	(1,691.7)	(1,483.6)
Accounts payable and accrued expenses	588.6	686.7	164.6	134.7
Accrued income taxes payable/receivable	72.7	274.7	27.7	(8.4)
Retirement benefits	(80.6)	340.9	10.5	10.2
Other	(18.2)	(182.4)	(329.5)	(77.9)
Net cash provided by operating activities	1,088.3	1,734.6	538.8	762.2

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			10,770.1	10,169.3
Proceeds from maturities and sales of marketable securities	100.0		25.8	24.5
Proceeds from sales of equipment on operating leases			583.1	522.8
Proceeds from sales of businesses, net of cash sold	30.4	894.4
Cost of receivables acquired (excluding trade and wholesale)			(11,868.2)	(11,187.4)
Purchases of marketable securities	(802.2)	(200.5)	(80.5)	(55.5)
Purchases of property and equipment	(806.1)	(680.2)	(2.3)	(1.3)
Cost of equipment on operating leases acquired			(972.4)	(790.6)
Acquisitions of businesses, net of cash acquired		(60.8)
Increase in trade and wholesale receivables			(2,117.7)	(1,153.5)
Other	(145.3)	(135.3)	93.9	(73.4)
Net cash used for investing activities	(1,623.2)	(182.4)	(3,568.2)	(2,545.1)

Cash Flows from Financing Activities
Increase in total short-term borrowings	386.8	312.7	848.6	531.7
Change in intercompany receivables/payables	(698.3)	(845.3)	698.3	845.3
Proceeds from long-term borrowings	2,374.5	90.4	5,881.7	3,424.7
Payments of long-term borrowings		(11.5)	(4,396.8)	(2,783.6)
Proceeds from issuance of common stock	37.1	165.9
Repurchases of common stock	(1,225.3)	(1,093.2)
Dividends paid	(516.3)	(422.2)	(43.5)	(264.1)
Excess tax benefits from share-based compensation	16.8	66.8
Other	(28.8)	(12.9)	32.9	40.4
Net cash provided by (used for) financing activities	346.5	(1,749.3)	3,021.2	1,794.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(84.4)	16.6	31.2	(3.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(272.8)	(180.5)	23.0	8.2
Cash and Cash Equivalents at Beginning of Period	3,187.5	3,348.3	459.7	442.3
Cash and Cash Equivalents at End of Period	$2,914.7	$3,167.8	$482.7	$450.5

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase by more than 10 percent for 2012. Industry sales in the European Union (EU)27 nations of Western and Central Europe are forecast to be about the same as last year.  Sales in the Commonwealth of Independent States are expected to increase strongly in 2012, while industry sales in Asia are projected to decrease moderately for the fiscal year.  South American industry sales are projected to decrease 5 to 10 percent.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher in 2012.  The Company’s agriculture and turf segment sales increased 14 percent for the third quarter and 11 percent for the first nine months of 2012.  These sales are forecast to increase by about 13 percent for fiscal year 2012.  While construction equipment markets in the U.S. continue to show a strong recovery, the Company has experienced slower than expected sales in some international markets.  World forestry markets are projected to be about the same in comparison to 2011.  The Company’s construction and forestry sales increased 23 percent in the third quarter and 24 percent for the first nine months of 2012.  These sales are forecast to rise by about 17 percent for 2012.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $450 million in 2012, somewhat lower than the prior year.

Items of concern include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for the Company’s customers and suppliers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform.  The widespread drought affecting the mid-section of the U.S. and significant volatility in the price of many commodities could also impact the Company’s results.  The availability of certain components that could impact the Company’s ability to meet production schedules continues to be monitored.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

Weakening in certain international markets, short-term manufacturing inefficiencies resulting from the introduction of new products and dryness in several key markets have impacted near term results.  However, the new products and increased focus on improved execution position the Company well to capitalize on favorable global agricultural trends over the long term.

2012 Compared with 2011

Net income attributable to Deere & Company for the third quarter was $788.0 million, or $1.98 per share, compared with $712.3 million, or $1.69 per share, for the same period last year.  For the first nine months, net income attributable to Deere & Company was $2,377 million, or $5.88 per share, compared with $2,130 million, or $5.01 per share, last year.

Worldwide net sales and revenues increased 15 percent to $9,590 million for the third quarter of 2012, compared with $8,372 million a year ago, and increased 13 percent to $26,365 million for the first nine months, compared with $23,401 million a year ago.  Net sales of the equipment operations were $8,930 million for the third quarter and $24,454 million for the first nine months, compared with $7,722 million and $21,563 million for the respective periods last year.  Net sales of the worldwide equipment operations increased 16 percent for the third quarter and 13 percent for the first nine months.  Sales included price realization of 5 percent for the third quarter and 4 percent year to date and an unfavorable foreign currency translation effect of 5 percent for the third quarter and 3 percent for the first nine months.  Equipment net sales in the U.S. and Canada increased 28 percent for the current quarter and 18 percent year to date.  Outside the U.S. and Canada, net sales were essentially the same for the third quarter and increased 7 percent for the first nine months with unfavorable foreign currency translation effects of 11 percent and 6 percent for these periods.

The Company’s equipment operations reported operating profit of $1,127 million for the third quarter and $3,347 million for the first nine months, compared with $969 million and $2,883 million for the same periods last year.  The improvement for both periods was primarily due to the impact of price realization and higher shipment volumes.  These factors were partially offset by higher production costs and raw material costs, unfavorable effects of foreign currency exchange, as well as increased research and development expenses.  The increase in production costs primarily related to new products and engine emission requirements.  Net income of the Company’s equipment operations was $678 million for the third quarter and $2,040 million for the first nine months, compared with $584 million and $1,777 million for the respective periods last year.  The same operating factors mentioned above affected quarterly and nine-month results.

Financial services reported net income attributable to Deere & Company of $110.4 million for the third quarter and $338.6 million for the first nine months, compared with $125.6 million and $348.9 million for the same periods last year.  Results were lower for both periods primarily due to increased selling, administrative and general expenses, narrower financing spreads and higher reserves for crop insurance claims.  These factors were partially offset by growth in the credit portfolio and a lower provision for credit losses.

Business Segment Results

•                 Agriculture and Turf.  Agriculture and turf sales increased 14 percent for the third quarter and 11 percent for the first nine months this year largely due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation.  Operating profit was $1,014 million for the quarter and $2,991 million year to date, compared with $859 million and $2,579 million, respectively, last year.  The results increased in both periods primarily driven by the impact of price realization and higher shipment volumes.  These factors were partially offset by increased production and raw material costs, unfavorable effects of foreign currency exchange and higher research and development expenses.  The increase in production costs primarily related to new products and engine emission requirements.

•                 Construction and Forestry.  Construction and forestry sales increased 23 percent for the third quarter and 24 percent for the first nine months this year, mainly due to higher shipment volumes and price realization.  Operating profit was $113 million for the quarter and $356 million for nine months, compared with $110 million and $304 million for the same periods last year.  Results improved for both periods primarily due to the impact of price realization and higher shipment volumes.  These factors were partially offset by increased production and raw material costs, as well as higher research and development expenses and selling, administrative and general expenses.  The increased production costs primarily related to new products and engine emission requirements.

•                 Financial Services.  The financial services segment had an operating profit of $170 million for the third quarter and $520 million for the first nine months, compared with $194 million and $529 million in the same periods last year.  Operating profit for both periods was lower primarily due to increased selling, administrative and general expenses, narrower financing spreads and higher reserves for crop insurance claims.  These factors were partially offset by growth in the credit portfolio and a lower provision for credit losses.  Total revenues of the financial services operations, including intercompany revenues, increased 2 percent to $618 million in the current quarter from $607 million in the third quarter of 2011 and increased 4 percent in the first nine months to $1,773 million this year, compared to $1,712 million last year.  The average balance of receivables and leases financed was 9 percent higher in the third quarter and 8 percent higher in the first nine months of 2012, compared with the same periods last year.  Interest expense was approximately the same for the third quarter and 2 percent lower in the first nine months as a result of lower average interest rates, largely offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 2.21 to 1 for the third quarter this year, compared with 2.38 to 1 in the same period last year.  The ratio was 2.18 to 1 for the first nine months this year and last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2012 were 75.7 percent and 74.3 percent, respectively, compared to 75.0 percent and 74.2 percent in the same periods last year.  Both periods increased primarily due to higher production costs, increased raw material costs and unfavorable effects of foreign currency exchange, partially offset by improved price realization.  The higher ratios were partially offset by lower postretirement health care benefits cost related to the decreases in amortization of net actuarial losses (see Note 7).

Finance and interest income increased in the first nine months of this year due to growth in the credit portfolio, partially offset by lower average financing rates.  Other income increased in the first nine months this year primarily as a result of higher crop insurance revenues.  Research and development costs increased in the third quarter and first nine months primarily due to increased spending in support of new products and more stringent emission requirements.  Selling, administrative and general expenses were higher in both periods primarily due to growth.  Interest expense increased in the third quarter due to higher average borrowings, partially offset by lower average borrowing rates.  Other operating expenses increased in the first nine months primarily due to higher reserves for crop insurance claims and costs.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 13 percent for fiscal year 2012 and the fourth quarter, compared with the same periods a year ago.  Included is an unfavorable currency translation impact of about 3 percent for the year and about 4 percent for the fourth quarter.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,100 million.

•

Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 13 percent for fiscal year 2012, including a negative currency translation impact of about 4 percent.  Industry sales for agricultural machinery in the U.S. and Canada are forecast to increase more than 10 percent for 2012.  Fiscal year industry sales in the EU27 are now forecast to be about the same as last year as strength in the northern European market offsets weakness in the South.  Sales in the Commonwealth of Independent States are expected to increase strongly in 2012.  Industry sales in Asia are projected to decrease moderately for the fiscal year due to softening in India and China.  In South America, industry sales are projected to decrease 5 to 10 percent as a result of uncertainty in Argentina and drought conditions earlier in the year in parts of the region.  As a result of dry weather, global grain supplies are expected to further tighten.  This supports higher commodity prices and should result in robust field activity in the 2013 crop year in markets throughout the world.  U.S. and Canada industry sales of turf and utility equipment are expected to be about the same to 5 percent higher for 2012, reflecting the drought conditions in the U.S.

•

Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 17 percent for 2012.  While construction equipment sales in the U.S. continue to show strong recovery, the Company has experienced slower than expected sales activity in some international markets.  World forestry markets are projected to be about the same in comparison to 2011.

•

Financial Services.  Fiscal year 2012 net income attributable to Deere & Company for the financial services operations is expected to be approximately $450 million, somewhat lower than the prior year.  The forecast decline is primarily due to an anticipated increase in selling, administrative and general expenses, narrower financing spreads and higher reserves for crop insurance claims, partially offset by growth in the credit portfolio.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S. and dryer than normal conditions in certain other markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

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

Consolidated

Negative cash flows from consolidated operating activities in the first nine months of 2012 were $1,135 million.  This resulted primarily from a seasonal increase in trade receivables and inventories along with an increase in overall demand and a decrease in the retirement benefit liability.  These items were partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $2,415 million in the first nine months of this year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $886 million, purchases of property and equipment of $808 million, and purchases of marketable securities exceeding sales and maturities of marketable securities by $757 million.  Cash inflows from financing activities were $3,354 million in the first nine months of 2012, primarily due to an increase in borrowings of $5,095 million, which were partially offset by repurchases of common stock of $1,225 million and dividends paid of $516 million.  Cash and cash equivalents decreased $250 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2011 were $636 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, an increase in the net retirement benefits liability and a change in accrued income taxes payable/receivable.  These items were partially offset by a seasonal increase in inventories and trade receivables along with an increase in overall demand.  Cash outflows from investing activities were $1,067 million in the first nine months of last year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $844 million, purchases of property and equipment of $682 million, and purchases of marketable securities exceeding sales and maturities of marketable securities by $232 million.  The investing cash outflows were partially offset by proceeds from sales of businesses of $894 million.  Cash inflows from financing activities were $245 million in the first nine months of 2011, primarily due to an increase in borrowings of $1,564 million and proceeds from issuance of common stock of $166 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $1,093 million and dividends paid of $422 million.  Cash and cash equivalents decreased $172 million during the first nine months of 2011.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2012, October 31, 2011 and July 31, 2011 was $2,152 million, $1,279 million and $2,830 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,943 million, $4,435 million and $4,078 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $780 million, $720 million and $725 million at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,076 million at July 31, 2012, $2,848 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2012 was a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2017.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2012 was $7,831 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $14,544 million at July 31, 2012.  All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,278 million during the first nine months of 2012 primarily due to a seasonal increase and higher overall demand, partially offset by foreign currency translation.  These receivables increased $728 million, compared to a year ago, primarily due to the improvement in demand, partially offset by foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at July 31, 2012, compared to 11 percent at October 31, 2011 and 14 percent at July 31, 2011.  Agriculture and turf trade receivables increased $680 million and construction and forestry trade receivables increased $48 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 31, 2012 and 3 percent at October 31, 2011 and July 31, 2011.

Deere & Company’s stockholders’ equity was $7,396 million at July 31, 2012, compared with $6,800 million at October 31, 2011 and $7,528 million at July 31, 2011.  The increase of $596 million during the first nine months of 2012 resulted primarily from net income attributable to Deere & Company of $2,377 million, a change in the retirement benefits adjustment of $234 million and an increase in common stock of $68 million, which were partially offset by an increase in treasury stock of $1,183 million, dividends declared of $530 million and a change in the cumulative translation adjustment of $371 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2012 were $1,088 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories and trade receivables due to a seasonal increase and higher overall demand and a decrease in the retirement benefit adjustment.  Cash and cash equivalents decreased $273 million in the first nine months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2011 were $1,735 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, an increase in the net retirement benefits liability and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $181 million in the first nine months last year.

Trade receivables held by the equipment operations increased $62 million during the first nine months and $94 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,497 million during the first nine months, primarily due to a seasonal increase and higher production to meet increased overall demand, partially offset by foreign currency translation.  Inventories increased $1,180 million, compared to a year ago, due to higher production to meet increased demand, partially offset by foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 30 percent at July 31, 2012, compared to 27 percent at October 31, 2011 and 29 percent at July 31, 2011.

Total interest-bearing debt of the equipment operations was $6,310 million at July 31, 2012, compared with $3,696 million at the end of fiscal year 2011 and $3,852 million at July 31, 2011.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 46 percent, 35 percent and 34 percent at July 31, 2012, October 31, 2011 and July 31, 2011, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2012 were $806 million, compared with $680 million in the same period last year.  Capital expenditures for the equipment operations in 2012 are expected to be approximately $1,300 million.

During the first nine months of 2012, the equipment operations issued $1,000 million of 2.60% Notes due in June 2022 and $1,250 million of 3.90% Notes due in June 2042.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes and equity capital.

During the first nine months of 2012, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $539 million in the first nine months.  Cash provided by financing activities totaled $3,021 million in the first nine months, resulting primarily from an increase in external borrowings of $2,334 million and an increase in payables to the equipment operations of $698 million, partially offset by dividends paid of $44 million.  Cash used by investing activities totaled $3,568 million in the first nine months, primarily due to an increase in trade and wholesale receivables of $2,118 million and the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $1,487 million.  Cash and cash equivalents increased $23 million in the first nine months this year.

During the first nine months of 2011, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $762 million in the first nine months of 2011.  Cash provided by financing activities totaled $1,794 million in the first nine months last year, resulting primarily from an increase in external borrowings of $1,173 million and a decrease in receivables from the equipment operations of $845 million, primarily due to the liquidation of intercompany notes receivable from the wind energy business that was owned and sold by the equipment operations, partially offset by dividends paid of $264 million.  Cash used by investing activities totaled $2,545 million in the first nine months of 2011, primarily due to the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $1,286 million and an increase in trade and wholesale receivables of $1,154 million.  Cash and cash equivalents increased $8 million in the first nine months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $2,698 million during the first nine months of 2012 and $2,998 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 7 percent higher in the first nine months of 2012, compared with the same period last year.  Acquisition volumes of operating leases, financing leases, retail notes and revolving charge accounts were all higher in the first nine months of 2012, while volumes of operating loans were lower, compared to the same period last year.  Trade receivables and wholesale notes also increased, compared to October 31, 2011 and July 31, 2011.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $30,589 million at July 31, 2012, compared with $27,918 million at October 31, 2011 and $27,627 million at July 31, 2011.  At July 31, 2012, the unpaid balance of all receivables administered but not owned, was $119 million, compared with $146 million at October 31, 2011 and $155 million at July 31, 2011.

Total external interest-bearing debt of the financial services operations was $24,916 million at July 31, 2012, compared with $22,894 million at the end of fiscal year 2011 and $22,349 million at July 31, 2011.  Total external borrowings increased during the first nine months of 2012 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in receivables/payables owed to the equipment operations and the level of equity.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at July 31, 2012, compared with 7.5 to 1 at October 31, 2011 and 7.5 to 1 at July 31, 2011.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At July 31, 2012, this facility had a total capacity, or “financing limit,” of up to $2,750 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2012, $1,499 million of short-term securitization borrowings was outstanding under the agreement.

In the first nine months of 2012, the financial services operations issued $1,744 million and retired $1,493 million of retail note securitization borrowings.  During the first nine months of 2012, the financial services operations also issued $5,882 million and retired $4,397 million of long-term borrowings.  The long-term debt retirements included $1,500 million of 7% Notes due in March 2012.  The remaining issuances and retirements were primarily medium-term notes.

Dividend and Other Events

The Company’s Board of Directors at its meeting on August 29, 2012 declared a quarterly dividend of $.46 per share payable November 1, 2012, to stockholders of record on September 28, 2012.

In August 2012, the Company’s financial services operations entered into a retail note securitization transaction resulting in securitization borrowings of approximately $1.0 billion.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.        CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                          Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.                Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).  There has been no material change in this information.  The risks described in the annual report on Form 10-K and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.  Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial condition or operating results.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2012 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	1,790	$77.40	1,790	40.9

Jun 1 to Jun 30	2,542	73.95	2,542	38.5

Jul 1 to Jul 31	1,972	77.29	1,972	36.5

Total	6,304		6,304

(1)       During the third quarter of 2012, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under this plan is based on the end of third quarter closing share price of $78.10 per share.  At the end of the third quarter of 2012, $2,851 million of common stock remain to be purchased under this plan.

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

DEERE & COMPANY

Date:	August 30, 2012	By:	/s/ J. M. Field
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