Form 10-K
period 2012-10-31
DEERE & CO
filed 2012-12-17
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

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

Yes  ☐   No  ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2012 was $32,685,878,489. At November 30, 2012, 387,870,270 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 27, 2013 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.                                                  BUSINESS.

Products

Deere & Company (the Company) and its subsidiaries (collectively, John Deere) have operations which are categorized into three major business segments.

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and operating loans and offers crop risk mitigation products and extended equipment warranties.

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.”

Additional information is presented in the discussion of business segment and geographic area results on pages 22-23. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company’s internet address is http://www.JohnDeere.com. Through that address, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Market Conditions and Outlook

The Company’s equipment sales are projected to increase by about 5 percent for fiscal year 2013 and about 10 percent for the first quarter, compared with the same periods of 2012. For fiscal year 2013, net income attributable to Deere & Company is anticipated to be approximately $3.2 billion.

Agriculture & Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 4 percent for fiscal year 2013. Relatively high commodity prices and strong farm incomes are expected to continue supporting a favorable level of demand for farm machinery during the year. The Company’s sales are expected to benefit from global expansion and lines of advanced new equipment.

Industry sales for agricultural machinery in the United States (U.S.) and Canada are forecast to be about the same for 2013 in relation to the prior year’s healthy levels. Caution around the U.S. livestock and dairy sectors is expected to offset continued strength in demand for large equipment, such as high-horsepower tractors.

Fiscal year industry sales in the European Union (EU)27 nations of Western and Central Europe are forecast to be about the same to 5 percent lower due to continuing deterioration in the overall economy and a poor harvest in the U.K. Sales in the Commonwealth of Independent States are expected to be modestly higher in 2013. In South America, industry sales are projected to increase about 10 percent as a result of favorable commodity prices and increased planting intentions. Industry sales in Asia are projected to be approximately the same as 2012 due to softer economic conditions in India and China.

U.S. and Canada industry sales of turf and utility equipment are expected to increase about 5 percent for 2013, reflecting some improvement in the U.S. economy. The Company’s sales are expected to increase more than the industry due to the impact of new products.

Construction & Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 8 percent for fiscal year 2013 due in part to modest improvement in U.S. economic conditions. Sales in world forestry markets are projected to be about the same for the year as further weakness in European markets offsets stronger demand in the U.S.

Financial Services. Fiscal year 2013 net income attributable to Deere & Company for the financial services operations is expected to be approximately $500 million. The forecast improvement is primarily due to expected growth in the credit portfolio and lower crop insurance claims. These factors are projected to be partially offset by an increase in the provision for credit losses, which is anticipated to return to a more typical level.

2012 Consolidated Results Compared with 2011

Worldwide net income attributable to Deere & Company in 2012 was $3,065 million, or $7.63 per share diluted ($7.72 basic), compared with $2,800 million, or $6.63 per share diluted ($6.71 basic), in 2011. Net sales and revenues increased 13 percent to $36,157 million in 2012, compared with $32,013 million in 2011. Net sales of the equipment operations increased 14 percent in 2012 to $33,501 million from $29,466 million last year. The sales increase included improved price realization of 4 percent and an unfavorable foreign currency translation of 3 percent. Net sales in the U.S. and Canada increased 20 percent in 2012. Net sales outside the U.S. and Canada increased by 5 percent in 2012, which included an unfavorable effect of 6 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $4,397 million in 2012, compared with $3,839 million in 2011. The higher operating profit was primarily due to the impact of improved price realization and higher shipment volumes, partially offset by higher production and raw material costs, unfavorable effects of foreign currency exchange, increased research and development expenses, higher selling, administrative and general expenses and a goodwill impairment charge. The increase in production costs related to new products, engine emission requirements and incentive compensation expenses.

The equipment operations’ net income was $2,616 million in 2012, compared with $2,329 million in 2011. The same operating factors mentioned above, as well as an increase in the effective tax rate and interest expense affected these results.

Net income of the financial services operations attributable to Deere & Company in 2012 decreased to $460 million, compared with $471 million in 2011. The decrease was primarily a result of increased selling, administrative and general expenses, higher reserves for crop insurance claims and narrower financing spreads, partially offset by growth in the credit portfolio and a lower provision for credit losses. Additional information is presented in the discussion of the “Worldwide Financial Services Operations” on page 22.

The cost of sales to net sales ratio for 2012 was 74.6 percent, compared with 74.4 percent last year. The increase was primarily due to higher production costs, increased raw material costs and unfavorable effects of foreign currency exchange, partially offset by improved price realization.

Additional information on 2012 results is presented on pages 21-23.

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

The segment also provides integrated agricultural business and equipment management systems. John Deere has developed a comprehensive agricultural management systems approach using advanced communications, data collection and global satellite positioning technologies to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use and to gather information. John Deere’s advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

In addition to the John Deere brand, the agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier, Kemper and Green Systems brand names, and manufactures and sells walk-behind mowers and scarifiers in select European countries under the SABO brand name. John Deere manufactures its agricultural and turf equipment for sale primarily through independent retail dealer networks, and also builds products for sale by mass retailers, including The Home Depot and Lowe’s.

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

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during various times of the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada and the U.S., there are typically several used equipment trade-in transactions for most new agricultural equipment sales. To provide support to its dealers for these used equipment trade-ins, John Deere provides dealers in these countries with a pool of funds, awarded to dealers as a percentage of the dealer cost for certain new eligible equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

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

The prevailing levels of residential, commercial and public construction and the condition of the forestry products industry influence retail sales of John Deere construction, earthmoving, material handling and forestry equipment. General economic conditions, the level of interest rates, the availability of credit and certain commodity prices such as those applicable to pulp, paper and saw logs also influence sales.

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell licenses John Deere to manufacture articulated dump trucks in the U.S. for John Deere’s distribution under the John Deere brand name in North, Central and South America. John Deere licenses Bell to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere-manufactured construction equipment under the Bell brand name and forestry equipment under the John Deere brand name in certain territories of Africa. Bell and John Deere have agreed to terminate the articulated dump truck manufacturing and license agreements over the next few years, and John Deere will retain Bell as a dealer of construction and forestry equipment.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and track log loaders in the U.S. and Canada and a joint venture for the manufacture of excavators in Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry products manufactured by John Deere in the U.S., Finland and New Zealand are distributed by Hitachi in certain Asian markets.

The construction and forestry segment also has a joint venture in China for the manufacture of hydraulic excavators with Xuzhou Bohui Science & Technology Development Co. Ltd. (Xuzhou) known as Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (XCGJD). In India, the construction and forestry segment manufactures construction equipment branded Leyland Deere through its joint venture with Ashok Leyland Limited, known as Ashok Leyland John Deere Construction Equipment Company Private Limited (ALJD).The segment has also established manufacturing capacity for construction and forestry equipment in Russia and construction equipment in China, and is establishing manufacturing capacity for construction equipment in Brazil.

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

The construction and forestry segment operates in highly competitive North American and global markets, and is seeking to grow its competitive position in other parts of the world, including Brazil, China, India and Russia. Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global

N.V., Tigercat Industries Inc. and Ponsse Plc. The segment manufactures construction, earthmoving and material handling equipment for over 90 percent of the types of equipment used in the U.S. and Canada.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,434 million or 4.3 percent of net sales in 2012, $1,226 million or 4.2 percent in 2011 and $1,052 million or 4.5 percent in 2010.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 19 factory locations and lease and operate another six locations, which contain approximately 27.3 million square feet of floor space. Of these 25 factories, 16 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; a construction and forestry assembly operation in Russia; engine factories in Argentina, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. Agriculture equipment factories are being added in India, construction equipment factories are being added in Brazil and China, and an engine factory is being added in China. In addition, John Deere Water has manufacturing operations outside of North America in Argentina, Australia, Brazil, Chile, France, India, Israel and Spain. These factories and manufacturing operations outside the U.S. and Canada contain approximately 19.2 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines a majority of which are manufactured for John Deere’s equipment operations. The remaining engines are sold to other regional and global original equipment manufacturers.

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

Capital Expenditures. The equipment operations’ capital expenditures totaled $1,357 million in 2012, compared with $1,047 million in 2011 and $796 million in 2010. Provisions for depreciation applicable to these operations’ property and equipment during these years were $549 million, $510 million and $477 million, respectively. Capital expenditures for the equipment operations in 2013 are currently estimated to be approximately $1,300 million. The 2013 expenditures will relate primarily to U.S. Tier 4 emission requirements, the modernization and restructuring of key manufacturing facilities, the construction of new manufacturing facilities, and the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan and green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on John Deere.

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

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,490 dealer locations, most of which are independently owned. Of these, approximately 1,542 sell agricultural equipment, while 418 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 418 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations, and about 530 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s. John Deere Landscapes operates its business from approximately 411 branch locations throughout the U.S. and Canada.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom and an administrative office is located in Kenya. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, Ireland, New Zealand, Russia and Singapore. Some of these dealers are independently owned while John Deere owns others. The equipment operations operate centralized parts distribution warehouses in Brazil, Germany and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom.

John Deere Water operates from 24 sales and marketing locations and 19 warehousing locations in 15 countries including Argentina, Australia, Brazil, Chile, China, Ecuador, France, India, Israel, Italy, Mexico, Russia, Spain, Turkey and the U.S. John Deere Water’s products are marketed through approximately 700 independent dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics and ready to assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality and delivery, and weather-related events including natural disasters. In fiscal year 2012, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $5.5 billion at October 31, 2012, compared with $5.5 billion at October 31, 2011. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

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

FINANCIAL SERVICES

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from John Deere dealers of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry segments and used equipment taken in trade for this equipment.

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc. (formerly John Deere Credit Inc.), a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the financial services operations finance and service operating loans. Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S., certain subsidiaries included in the financial services segment offer crop risk mitigation products and certain subsidiaries offer extended equipment warranties.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

The financial services operations offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local government. Leases are usually written for periods of four months to sixty months, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Financial Inc. and John Deere Canada ULC.

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

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2012 and 2011, Capital Corporation’s ratios were 2.30 to 1 and 2.18 to 1, respectively, and never less than 2.02 to 1 and 1.96 to 1 for any fiscal quarter of 2012 and 2011, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of

Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2012 or 2011.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, China, India, New Zealand, Russia, Thailand and in several other countries in Asia, Europe and in Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Additional information on the financial services operations appears on pages 22, 23, 26 and 28.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply, and believes it is in compliance, in all material respects, with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters, or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of John Deere. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere’s products.

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

EMPLOYEES

At October 31, 2012, John Deere had approximately 66,900 full-time employees, including approximately 34,600 employees in the U.S. and Canada. From time to time, John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 82 percent of John Deere’s U.S. production and maintenance employees. Approximately 11,700 of John Deere’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

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

Name, age and office (at December 1, 2012), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	59	Chairman and Chief Executive Officer	2010

August 2009-February 2010 President and Chief Executive Officer; June 2009-August 2009 President and Chief Operating Officer; 2005-2009 President, Worldwide Construction & Forestry Division and John Deere Power Systems

James M. Field	49	President, Agriculture & Turf Division-	2012	June 2009-August 2012, Senior Vice

		Americas, Australia and Global Harvesting & Turf Platforms		President and Chief Financial Officer; 2007-2009 President, Worldwide Commercial & Consumer Equipment Division; 2002-2007 Vice President and Comptroller
Jean H. Gilles	55	Senior Vice President John Deere Power Systems, Worldwide Parts Services, Advanced Technology & Engineering, Global Supply Management and Logistics	2010

June 2009-June 2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group and Advanced Technology and Engineering; 2005-2009 Senior Vice President, John Deere Power Systems

Max A. Guinn	54	Senior Vice President, Human Resources, Communications, Public Affairs, and Labor Relations	2012

2009-2012 Senior Vice President Agriculture & Turf Division, Global Platform, Crop Harvesting; 2006-2009 Senior Vice President, Manufacturing & Engineering, Harvesting Equipment, Worldwide Agricultural Division

James A. Israel	56	President, Worldwide Financial Services Division	2006	Has held this position for the last five years
James R. Jenkins	67	Senior Vice President and General Counsel	2000	Has held this position for the last five years
Rajesh Kalathur	44	Senior Vice President and Chief Financial Officer	2012

April 2012 — September 2012 Deputy Financial Officer; 2009-2012 Vice President, Sales & Marketing, China/India/South and East Asia/Sub-Saharan and South Africa, Agriculture & Turf Division; 2006-2009 Managing Director and CEO, John Deere India Private Limited, a wholly owned subsidiary of the Company

Michael J. Mack, Jr.	56	President, Worldwide Construction & Forestry Division	2009	2006-2009 Senior Vice President and Chief Financial Officer;
John C. May	43	President Agricultural Solutions & Chief Information Officer	2012	2009-2012 Vice President, Agriculture & Turf Global Platform, Turf & Utility; 2007-2009 Factory Manager, John Deere Dubuque Works
Markwart von Pentz	49	President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform	2012

2009-2012 President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products; 2007-2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing; 2006-2007 Senior Vice President Marketing and Product Support - Europe, Africa and Middle East

ITEM 1A.                                         RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 21, including the risks and uncertainties described in the Safe Harbor Statement on pages 23 through 25, and the Notes to Consolidated Financial Statements beginning on page 36. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.  Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies, could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting trade, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. While trade agreements may expand opportunities, trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities, including the outcome of the global negotiations under the auspices of the World Trade Organization, could have a material adverse effect on the international flow of agricultural and other commodities which may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Furthermore, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on John Deere’s customers and markets. John Deere’s operations and results could also be impacted by financial regulatory reform which could have an adverse affect on the financial services segment and John Deere’s customers by limiting their ability to finance purchases of John Deere products. Governmental policies on taxes and spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development.

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

John Deere operates in highly competitive markets.

John Deere operates in a variety of highly competitive global and regional markets. John Deere competes worldwide with a number of other manufacturers and distributors that produce and sell similar products. John Deere competes on the basis of product performance, innovation and quality, distribution, customer service and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays or John Deere’s failure to price its products competitively could adversely affect John Deere’s business, results of operations and financial condition.

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere’s international operations must comply with U.S. law, including the U.S. Foreign Corrupt Practices Act (FCPA).  The FCPA and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business regardless of whether those practices are legal or culturally expected in the foreign jurisdiction.  Recently, there has been a substantial increase in the global enforcement of anti-corruption laws.  Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

John Deere operates in many areas of the world, involving transactions denominated in a variety of currencies.  John Deere is subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of John Deere’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on John Deere’s results.

Because the financial services segment provides financing for a significant portion of John Deere sales worldwide, John Deere’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere’s sales worldwide. The financial services segment is exposed to the credit risk of its various counterparties. The financial services segment may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The financial services segment’s inability to access funds or to access funds at cost effective rates to support its financing activities to John Deere’s customers could have a material adverse effect on John Deere’s business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment’s write-offs and provision for credit losses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the regulations implementing the Act, could impose additional supervisory, financial and reporting requirements and compliance costs on John Deere and John Deere’s financial services operations and could therefore adversely affect John Deere and its financial services segment.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the U.S. Federal Reserve Board, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until regulations have been finalized and implemented, the Act and its regulations are expected to impose additional reporting requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for John Deere and John Deere’s financial services operations and could adversely affect John Deere and its financial services segment’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. The U.S. Federal Reserve Board has recently proposed capital requirements for certain institutions including thrift holding companies.  Under the proposed rules, certain risk-based capital levels would need to be maintained in order to avoid the imposition of new restrictions on making dividends and other capital payouts.  Moreover, our operations, including those outside of the United States, could also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

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

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can also prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. In addition, poor or unusual weather conditions at critical periods in the planting, growing or harvesting seasons can impact the profitability of crop risk mitigation products. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components and whole goods, which have fluctuated significantly in the past and which are more likely to occur during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, was unable to recover the increased costs from its customers. John Deere relies on suppliers to acquire raw materials, components and whole goods required to manufacture its products. Certain components and parts used in John Deere’s products are available from a single supplier and cannot be re-sourced quickly. Supply chain disruptions due to supplier financial viability, capacity constraints, business continuity, quality, delivery, or disruptions due to weather related or natural disaster events could affect John Deere’s operations and profitability.

John Deere’s equipment operations and financial services segment are subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of John Deere’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to John Deere. In addition, credit market dislocations, including as a result of Eurozone concerns, could have an impact on funding costs which are very important to John Deere’s financial services segment because such costs affect the segment’s ability to offer customers competitive financing rates. In addition, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

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

John Deere’s equipment operations must meet increasingly stringent engine emission reduction standards, including USEPA, Interim Tier 4, Final Tier 4 and EU Stage IIIb and Stage IV non-road diesel emission requirements. These standards are applicable to many engines manufactured by John Deere and used in many models of John Deere agricultural and construction and forestry equipment. In order to meet these standards, John Deere has incurred and continues to incur substantial research and development costs and is introducing many new equipment models, largely due to the implementation of these more rigorous standards. While John Deere has developed and is executing comprehensive plans to meet these requirements, and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (“GHG”) continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs (which would increase John Deere’s operating costs through higher utility, transportation and materials costs). The regulation of GHG emissions from non-road sources could require further changes to the design of John Deere’s engines and equipment. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of the mandates or standards, John Deere is unable to predict its significance at this time.

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers, and therefore on John Deere’s operations, are highly uncertain, and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the demand for John Deere’s products and the cost, production, sales and financial performance of John Deere’s operations.

Sustained increases in funding obligations under the Company’s pension plans may impair our liquidity or financial condition.

The Company maintains certain defined benefit pension plans for certain employees, which impose on us funding obligations. The Company uses many assumptions in calculating its future payment obligations under the plans. Significant adverse changes in credit or market conditions could result in actual rates of returns being lower than expected. The Company may be required to make significant contributions to its pension plans in the future. These factors could significantly increase the Company’s payment obligations under the plans and adversely affect its business, results of operations and financial condition.

The reallocation of radio frequency (RF) spectrums could disrupt or degrade the reliability of John Deere’s high precision augmented Global Positioning System (GPS) technology, which could impair John Deere’s ability to develop and market GPS-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services and other RF equipment which link equipment, operations, owners, dealers and technicians. These radio services depend on frequency allocations governed by international and national agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions. For John Deere’s agricultural customers, the inability to use high-precision augmented GPS signals (or other RF signals) could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs. For construction customers, disrupting GPS (or RF) applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers’ profitability and demand for John Deere products.

Security breaches and other disruptions to John Deere’s information technology infrastructure could interfere with John Deere’s operations, and could compromise John Deere’s and its customers’ and suppliers’ information, exposing John Deere to liability which would cause John Deere’s business and reputation to suffer.

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from dealers or other purchasers of John Deere equipment and from customers of John Deere’s financial services operations. John Deere uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information, the proprietary business information of our customers and suppliers, as well as personally identifiable information of John Deere’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to John Deere’s business operations and strategy. Despite security measures and business continuity plans, John Deere’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise John Deere’s networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage John Deere’s reputation, which could adversely affect John Deere’s business.

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                 PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 5.3 million square feet of floor space. Outside the U.S. and Canada the equipment operations also own or lease and occupy buildings housing three centralized parts distribution centers in Brazil, Germany and Russia and regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.8 million square feet of floor space. John Deere also owns facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.1 million square feet. John Deere has announced plans to increase parts facilities floor space in India.

The Company’s administrative offices and research facilities, which are owned and leased by John Deere, together contain about 3.5 million square feet of floor space globally and miscellaneous other facilities total 7.3 million square feet globally.

Overall, John Deere owns approximately 53.9 million square feet of facilities and leases approximately 18.5 million additional square feet in various locations.

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

ITEM 4.                 MINE SAFETY DISCLOSURES.

Not applicable.

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

(b)           Not applicable.

(c)           The Company’s purchases of its common stock during the fourth quarter of 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31	1,890	$77.40	1,890	31.7

Sept 1 to Sept 30	1,604	77.12	1,604	30.2

Oct 1 to Oct 31	1,115	82.85	1,115	29.1

Total	4,609		4,609

(1)        During the fourth quarter of 2012, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under this plan is based on the October 31, 2012 closing share price of $85.44 per share.  At October 31, 2012, $2,489 million of common stock remain to be purchased under this plan.

ITEM 6.                 SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2012	2011	2010	2009*	2008*
For the Year Ended October 31:
Total net sales and revenues	$36,157	$32,013	$26,005	$23,112	$28,438
Income from continuing operations and net income attributable to Deere & Company	$3,065	$2,800	$1,865	$873	$2,053
Net income per share — basic	$7.72	$6.71	$4.40	$2.07	$4.76
Net income per share — diluted	$7.63	$6.63	$4.35	$2.06	$4.70
Dividends declared per share	$1.79	$1.52	$1.16	$1.12	$1.06
At October 31:
Total assets	$56,266	$48,207	$43,267	$41,133	$38,735
Long-term borrowings	$22,453	$16,960	$16,815	$17,392	$13,899

* In 2009, the Company had a goodwill impairment charge of $274 million after-tax, or $.65 per share, voluntary employee separation expenses of $58 million after-tax, or $.13 per share, and special charges related to Welland, Ontario, Canada of $30 million after-tax, or $.07 per share. In 2008, the Company had special charges of $31 million after-tax, or $.07 per share, related to closing a facility in Welland.

ITEM 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 21 - 31.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” beginning on page 21 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.                                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 32 - 65.

ITEM 9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2012, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.              OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement expected to be filed January 14, 2013 but no later than February 13, 2013 (proxy statement), under the captions “Election of Directors,” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2012 Year-End” is incorporated herein by reference.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2012, 2011 and 2010	32

	Consolidated Balance Sheet as of October 31, 2012 and 2011	33

	Statement of Consolidated Cash Flows for the years ended October 31, 2012, 2011 and 2010	34

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2010, 2011 and 2012	35

	Notes to Consolidated Financial Statements	36

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2012, 2011 and 2010	70

(3)	Exhibits

	See the “Index to Exhibits” on pages 71 - 73 of this report

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

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

Trends and Economic Conditions

The company’s agriculture and turf equipment sales increased 13 percent in 2012 and are forecast to increase by about 4 percent for 2013. Industry agricultural machinery sales in the U.S. and Canada for 2013 are forecast to remain approximately the same, compared to healthy levels in 2012. Industry sales in the European Union (EU)27 nations of Western and Central Europe are forecast to be about the same to 5 percent lower in 2013, while sales in the Commonwealth of Independent States are expected to be modestly higher. South American industry sales are projected to increase approximately 10 percent in 2013. Industry sales in Asia are forecast to be about the same in 2013. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase approximately 5 percent. The company’s construction and forestry sales increased 19 percent in 2012 and are forecast to increase by about 8 percent in 2013. Sales in world forestry markets are expected to be approximately the same in 2013. Net income of the company’s financial services operations attributable to Deere & Company in 2013 is expected to be approximately $500 million.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, capital market disruptions, trade agreements, the availability of credit for the company’s customers and suppliers, and financial regulatory reform. Drought conditions and significant volatility in the price of many commodities could also impact the company’s results. The availability of certain components that could impact the company’s ability to meet production schedules continues to be monitored. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the company’s major priorities.

The company remains well positioned to carry out its growth plans and capitalize on positive long-term trends. With support from employees, dealers and suppliers, the company’s plans for helping meet the world’s growing need for food and infrastructure are moving ahead successfully.

2012 COMPARED WITH 2011

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2012 was $3,065 million, or $7.63 per share diluted ($7.72 basic), compared with $2,800 million, or $6.63 per share diluted ($6.71 basic), in 2011. Net sales and revenues increased 13 percent to $36,157 million in 2012, compared with $32,013 million in 2011. Net sales of the equipment operations increased 14 percent in 2012 to $33,501 million from $29,466 million last year. The sales increase included improved price realization of 4 percent and an unfavorable foreign currency translation effect of 3 percent. Net sales in the U.S. and Canada increased 20 percent in 2012. Net sales outside the U.S. and Canada increased by 5 percent in 2012, which included an unfavorable effect of 6 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $4,397 million in 2012, compared with $3,839 million in 2011. The higher operating profit was primarily due to the impact of improved price realization and higher shipment volumes, partially offset by higher production and raw material costs, unfavorable effects of foreign currency exchange, increased research and development expenses, higher selling, administrative and general expenses and a goodwill impairment charge (see Note 5). The increase in production costs related to new products, engine emission requirements and incentive compensation expenses.

The equipment operations’ net income was $2,616 million in 2012, compared with $2,329 million in 2011. The same operating factors mentioned above, as well as an increase in the effective tax rate and interest expense affected these results.

Net income of the financial services operations attributable to Deere & Company in 2012 decreased to $460 million, compared with $471 million in 2011. The decrease was primarily a result of increased selling, administrative and general expenses, higher reserves for crop insurance claims and narrower financing spreads, partially offset by growth in the credit portfolio and a lower provision for credit losses. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2012 was 74.6 percent, compared with 74.4 percent last year. The increase was primarily due to higher production costs, increased raw material costs and unfavorable effects of foreign currency exchange, partially offset by improved price realization.

Finance and interest income increased this year due to a larger average credit portfolio, partially offset by lower average financing rates. Other income increased primarily as a result of an increase in service revenues and insurance premiums and fees. Research and development costs increased primarily as a result of increased spending in support of new products and more stringent emission requirements. Selling, administrative and general expenses increased primarily due to growth and incentive compensation expenses. Interest expense increased due to higher average borrowings, partially offset by lower average borrowing rates. Other operating expenses increased primarily due to higher crop insurance claims and costs and depreciation of equipment on operating leases.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2012 were $511 million, compared with $603 million in 2011. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 8.0 percent in 2012 and 2011, or $887 million in 2012 and $906 million in 2011. The actual return was a gain of $849 million in 2012 and $695 million in 2011. In 2013, the expected return will be approximately 7.8 percent. The company’s postretirement costs in 2013 are expected to increase approximately $75 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $478 million in 2012 and $122 million in 2011, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $350 million in 2012. Total company contributions in 2013 are expected to be approximately $554 million, which includes voluntary contributions of approximately $450 million. The company has no significant required contributions to pension plan assets in 2013 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,921 million in 2012, compared with $3,447 million in 2011. Net sales increased 13 percent this year primarily due to higher shipment volumes and improved price realization, partially offset by the unfavorable effects of foreign currency translation. The increase in operating profit was primarily due to higher shipment volumes and price realization, partially offset by increased production and raw material costs, unfavorable effects of foreign currency exchange, increased research and development expenses and higher selling, administrative and general expenses. The increase in production costs was primarily related to new products, engine emission requirements and incentive compensation expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $476 million in 2012, compared with $392 million in 2011. Net sales increased 19 percent for the year primarily due to higher shipment volumes and improved price realization. The operating profit improvement in 2012 was primarily due to price realization and higher shipment volumes, partially offset by increased production and raw material costs, increased research and development expenses and higher selling, administrative and general expenses. The increase in production costs was primarily related to new products, engine emission requirements and incentive compensation expenses.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $712 million in 2012, compared with $725 million in 2011. The decrease in operating profit was primarily due to increased selling, administrative and general expenses, higher reserves for crop insurance claims and narrower financing spreads, partially offset by growth in the credit portfolio and a lower provision for credit losses. Total revenues of the financial services operations, including intercompany revenues, increased 3 percent in 2012, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 10 percent higher in 2012, compared with 2011. Interest expense decreased 4 percent in 2012 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 2.25 to 1 in 2012, compared with 2.22 to 1 in 2011.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $3,836 million in 2012, compared with $2,898 million in 2011. The increase was due to higher shipment volumes and improved price realization, partially offset by increased production and raw material costs, increased research and development expenses and higher selling, administrative and general expenses. Net sales increased 20 percent primarily due to higher shipment volumes and price realization. The physical volume of sales increased 14 percent, compared with 2011.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $561 million in 2012, compared with $941 million in 2011. The decrease was primarily due to higher production and raw material costs, the unfavorable effects of foreign currency exchange, increased selling, administrative and general expenses and higher research and development expenses, partially offset by the effects of higher shipment volumes and improved price realization. Net sales were 5 percent higher primarily reflecting increased shipment volumes and price realization, partially offset by the effect of foreign currency translation. The physical volume of sales increased 7 percent, compared with 2011.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to increase by about 5 percent for fiscal year 2013 and about 10 percent for the first quarter, compared with the same periods of 2012. For fiscal year 2013, net income attributable to Deere & Company is anticipated to be approximately $3.2 billion.

Agriculture and Turf. The company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 4 percent for fiscal year 2013. Relatively high commodity prices and strong farm incomes are expected to continue supporting a favorable level of demand for farm machinery during the year. The company’s sales are expected to benefit from global expansion and lines of advanced new equipment.

Industry sales for agricultural machinery in the U.S. and Canada are forecast to be about the same for 2013 in relation to the prior year’s healthy levels. Caution around the U.S. livestock and dairy sectors is expected to offset continued strength in demand for large equipment, such as high horsepower tractors.

Fiscal year industry sales in the EU27 are forecast to be about the same to 5 percent lower due to continuing deterioration in the overall economy and a poor harvest in the U.K. Sales in the Commonwealth of Independent States are expected to be modestly higher in 2013. In South America, industry sales are projected to increase about 10 percent as a result of favorable commodity prices and increased planting intentions. Industry sales in Asia are projected to be approximately the same as 2012 due to softer economic conditions in India and China.

U.S. and Canada industry sales of turf and utility equipment are expected to increase about 5 percent for 2013, reflecting some improvement in the U.S. economy. The company’s sales are expected to increase more than the industry due to the impact of new products.

Construction and Forestry. The company’s worldwide sales of construction and forestry equipment are forecast to increase by about 8 percent for fiscal year 2013 due in part to modest improvement in U.S. economic conditions. Sales in world forestry markets are projected to be about the same for the year as further weakness in European markets offsets stronger demand in the U.S.

Financial Services. Fiscal year 2013 net income attributable to Deere & Company for the financial services operations is expected to be approximately $500 million. The forecast improvement is primarily due to expected growth in the credit portfolio and lower crop insurance claims. These factors are projected to be partially offset by an increase in the provision for credit losses, which is anticipated to return to a more typical level.

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

The company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence. These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture from recent drought conditions), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

All of the company’s businesses and its reported results are affected by general economic conditions in the global markets in which the company operates, especially material changes in economic activity in these markets; customer confidence in general economic conditions; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates; and inflation and deflation rates. General economic conditions can affect demand for the company’s equipment as well. Uncertainty about and actual government spending and taxing could adversely affect the economy, employment, consumer and corporate spending, and company results.

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

Additional factors that could materially affect the company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies and tariffs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4, Final Tier 4 and Stage IIIb non-road diesel emission requirements), carbon and other greenhouse gas emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations; compliance with U.S. and foreign laws when expanding to new markets; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the company operates. Customer and company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain or the loss of liquidity by suppliers; the failure of suppliers to comply with laws, regulations and company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the company’s information technology infrastructure; changes in company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets and the level of interest rates, which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation (Capital Corporation) and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the company’s products. If market uncertainty increases and general economic conditions worsen, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses. The failure of reinsurers of the company’s insurance business also could materially affect results.

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

2011 COMPARED WITH 2010

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2011 was $2,800 million, or $6.63 per share diluted ($6.71 basic), compared with $1,865 million, or $4.35 per share diluted ($4.40 basic), in 2010. Net sales and revenues increased 23 percent to $32,013 million in 2011, compared with $26,005 million in 2010. Net sales of the equipment operations increased 25 percent in 2011 to $29,466 million from $23,573 million in 2010. The sales increase, which was primarily due to higher shipment volumes, also included a favorable effect for foreign currency translation of 3 percent and price realization of 3 percent. Net sales in the U.S. and Canada increased 17 percent in 2011. Net sales outside the U.S. and Canada increased by 38 percent in 2011, which included a favorable effect of 7 percent for foreign currency translation.

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

The cost of sales to net sales ratio for 2011 was 74.4 percent, compared with 73.8 percent in 2010. The increase was primarily due to increased raw material costs and higher manufacturing overhead costs related to new products, partially offset by improved price realization.

Finance and interest income increased in 2011 due to a larger average credit portfolio, partially offset by lower financing rates. Other income increased in 2011 primarily as a result of higher insurance premiums and fees earned on crop insurance, largely offset by lower service revenues due to the sale of the wind energy business (see Note 4). Research and development expenses increased primarily as a result of increased spending in support of new products and more stringent emission requirements. Selling, administrative and general expenses increased primarily due to growth and higher sales commissions. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses decreased primarily due to lower depreciation expenses in 2011 due to the sale of the wind energy business and the write-down of the related assets held for sale at the end of 2010, partially offset by higher crop insurance claims and expenses in 2011. The effective tax rate for the provision for income taxes was lower in 2011 primarily due to the effect of the tax expense related to the enactment of health care legislation in 2010 (see Note 8).

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,447 million in 2011, compared with $2,790 million in 2010. Net sales increased 21 percent in 2011 primarily due to higher shipment volumes. Sales also increased due to improved price realization and foreign currency translation. The increase in operating profit was largely due to increased shipment volumes and improved price realization, partially offset by increased raw material costs, higher manufacturing overhead costs related to new products, higher selling, administrative and general expenses and increased research and development expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $392 million in 2011, compared with $119 million in 2010. Net sales increased 45 percent in 2011 primarily due to higher shipment volumes. Sales also increased due to improved price realization. The operating profit improvement in 2011 was primarily due to higher shipment and production volumes and improved price realization, partially offset by increased raw material costs, higher selling, administrative and general expenses and increased research and development expenses.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $725 million in 2011, compared with $499 million in 2010. The increase in operating profit was primarily due to growth in the credit portfolio and a lower provision for credit losses, partially offset by narrower financing spreads. Results in 2010 were also affected by the write-down of wind energy assets that were held for sale (see Note 4). Total revenues of the financial services operations, including intercompany revenues, increased 3 percent in 2011, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 13 percent higher in 2011, compared with 2010. Interest expense decreased 7 percent in 2011 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 2.22 to 1 in 2011, compared with 1.77 to 1 in 2010.

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

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2012 were $1,168 million. This resulted primarily from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, which were partially offset by an increase in trade receivables, inventories and insurance receivables. Cash outflows from investing activities were $4,004 million in 2012, primarily due to the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $2,076 million, purchases of property and equipment of $1,319 million and purchases exceeding maturities and sales of marketable securities by $682 million. Cash inflows from financing activities were $3,880 million in 2012 primarily due to an increase in borrowings of $6,141 million, partially offset by repurchases of common stock of $1,588 million and dividends paid of $698 million. Cash and cash equivalents increased $1,005 million during 2012.

Over the last three years, operating activities have provided an aggregate of $5,776 million in cash. In addition, increases in borrowings were $8,050 million, proceeds from sales of businesses were $976 million, proceeds from issuance of common stock (resulting from the exercise of stock options) were $360 million. The aggregate amount of these cash flows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $5,199 million, repurchase common stock of $3,614 million, purchase property and equipment of $3,138 million, pay dividends of $1,775 million and purchase marketable securities that exceeded proceeds from maturities and sales by $1,261 million. Cash and cash equivalents remained approximately the same as three years ago.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the company. However, the company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2012 and 2011 was $1,207 million and $1,279 million, respectively, while the total cash and cash equivalents and marketable securities position was $6,123 million and $4,435 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $628 million and $720 million at October 31, 2012 and 2011, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $5,194 million at October 31, 2012, $3,793 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2012 was a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2017. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2012 was $8,273 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,364 million at October 31, 2012. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $505 million in 2012 primarily resulting from the increase in sales, partially offset by the effect of foreign currency translation. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 11 percent in 2012 and 2011. Total worldwide agriculture and turf receivables increased $456 million and construction and forestry receivables increased $49 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 2 percent and 3 percent at October 31, 2012 and 2011, respectively.

Deere & Company’s stockholders’ equity was $6,842 million at October 31, 2012, compared with $6,800 million at October 31, 2011. The increase of $42 million resulted primarily from net income attributable to Deere & Company of $3,065 million and an increase in common stock of $100 million, which were partially offset by an increase in treasury stock of $1,521 million, dividends declared of $709 million, a change in the retirement benefits adjustment of $624 million and a change in the cumulative translation adjustment of $270 million.

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

Cash provided by operating activities of the equipment operations during 2012, including intercompany cash flows, was $2,948 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories and trade receivables.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $8,491 million in cash.

Trade receivables held by the equipment operations increased by $186 million during 2012. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories increased by $799 million in 2012 primarily reflecting the increase in production and sales, partially offset by the effect of foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 26 percent and 27 percent at October 31, 2012 and 2011, respectively.

Total interest-bearing debt of the equipment operations was $5,870 million at the end of 2012, compared with $3,696 million at the end of 2011 and $3,414 million at the end of 2010. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2012, 2011 and 2010 was 46 percent, 35 percent and 35 percent, respectively.

Property and equipment cash expenditures for the equipment operations in 2012 were $1,316 million, compared with $1,054 million in 2011. Capital expenditures in 2013 are estimated to be $1,300 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

The cash provided by operating activities and financing activities was used primarily for investing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $877 million in 2012. Cash used by investing activities totaled $4,635 million in 2012, primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $3,172 million and an increase in trade receivables and wholesale notes of $1,519 million. Cash provided by financing activities totaled $4,017 million in 2012, representing primarily an increase in external borrowings of $3,876 million and capital investment from Deere & Company of $264 million. Cash and cash equivalents increased $285 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $3,217 million in cash. In addition, an increase in total borrowings of $7,368 million and capital investment from Deere & Company of $377 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $7,622 million, fund an increase in trade receivables and wholesale notes of $2,919 million and pay dividends to Deere & Company of $601 million. Cash and cash equivalents decreased $218 million over the three-year period.

Receivables and equipment on operating leases increased by $3,855 million in 2012, compared with 2011. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases increased 10 percent in 2012, compared with 2011. The volumes of operating leases, financing leases, retail notes and revolving charge accounts increased approximately 27 percent, 16 percent, 14 percent, and 5 percent, respectively, while operating loans decreased 95 percent due to lower market coverage. The amount of wholesale notes increased 31 percent and trade receivables increased 16 percent during 2012. At October 31, 2012 and 2011, net receivables and leases administered, which include receivables administered but not owned, were $31,746 million and $27,918 million, respectively.

Total external interest-bearing debt of the financial services operations was $26,551 million at the end of 2012, compared with $22,894 million at the end of 2011 and $20,935 million at the end of 2010. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.2 to 1 at the end of 2012, 7.5 to 1 at the end of 2011 and 7.1 to 1 at the end of 2010.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2012, the facility had a total capacity, or “financing limit,” of up to $2,750 million of secured financings at any time. The facility was renewed in November 2012 with a capacity of $3,000 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2012, $1,314 million of short-term securitization borrowings was outstanding under the agreement.

During 2012, the financial services operations issued $2,775 million and retired $1,978 million of retail note securitization borrowings. During 2012, the financial services operations also issued $8,121 million and retired $5,176 million of long-term borrowings. The long-term borrowing retirements included $1,500 million of 7% Notes due in March 2012. The remaining issuances and retirements were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 31, 2012, the company had approximately $290 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2012 was approximately five years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2012 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years
On-balance-sheet
Debt*
Equipment operations	$5,869	$425	$1,018	$48	$4,378
Financial services**	26,039	7,806	9,305	4,673	4,255
Total	31,908	8,231	10,323	4,721	8,633
Interest relating to debt***	5,353	716	1,046	752	2,839
Accounts payable	3,312	3,184	86	38	4
Capital leases	57	28	21	4	4
Off-balance-sheet
Purchase obligations	4,299	4,251	38	10
Operating leases	462	148	182	75	57
Total	$45,391	$16,558	$11,696	$5,600	$11,537

*       Principal payments.

**               Securitization borrowings of $3,575 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

***   Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $265 million at October 31, 2012 since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

The sales incentive accruals at October 31, 2012, 2011 and 2010 were $1,453 million, $1,122 million and $879 million, respectively. The increases in 2012 and 2011 were primarily due to higher sales volumes.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .7 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .7 percent, the sales incentive accrual at October 31, 2012 would increase or decrease by approximately $50 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2012, 2011 and 2010 were $733 million, $662 million and $559 million, respectively. The changes were primarily due to higher sales volumes in 2012 and 2011.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .09 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .09 percent, the warranty accrual at October 31, 2012 would increase or decrease by approximately $35 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2012, 2011 and 2010 were $1,817 million, $1,373 million and $693 million, respectively. The OPEB liabilities, net of OPEB assets, on these same dates were $5,736 million, $5,193 million and $4,830 million, respectively. The increases in pension net liabilities in 2012 and 2011 were primarily due to decreases in discount rates and interest on the liabilities, partially offset by the return on plan assets. The increases in the OPEB net liabilities in 2012 and 2011 were primarily due to the decreases in discount rates and interest on the liabilities.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2012	2013
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(598)/635	$(28)/28
Expected return on assets	+/-.5		(45)/45
OPEB
Discount rate**	+/-.5	(419)/465	(24)/26
Expected return on assets	+/-.5		(6)/6
Health care cost trend rate**	+/-1.0	938/(709)	124/(95)

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

Based on this testing, the company identified a reporting unit in 2012 and 2010 for which the goodwill was impaired. In the fourth quarters of 2012 and 2010, the company recorded non-cash charges in cost of sales of $33 million pretax, or $31 million after-tax, and $27 million pretax, or $25 million after-tax, respectively. The charges were associated with a reporting unit included in the agriculture and turf operating segment. The key factor contributing to the impairments was a decline in the reporting unit’s forecasted financial performance (see Note 5).

A 10 percent decrease in the estimated fair value of the company’s other reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2012.

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

The total allowance for credit losses at October 31, 2012, 2011 and 2010 was $243 million, $269 million and $296 million, respectively. The decreases in 2012 and 2011 were primarily due to decreases in loss experience.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .23 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .23 percent, the allowance for credit losses at October 31, 2012 would increase or decrease by approximately $70 million.

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

The total operating lease residual values at October 31, 2012, 2011 and 2010 were $1,676 million, $1,425 million and $1,276 million, respectively. The changes in 2012 and 2011 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $70 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2012 would have been approximately $33 million. The net loss from increasing the interest rates by 10 percent at October 31, 2011 would have been approximately $42 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2013 would decrease the 2013 expected net cash inflows by $68 million. At October 31, 2011, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $19 million adverse effect on the 2012 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2012, 2011 and 2010

(In millions of dollars and shares except per share amounts)

	2012	2011	2010
Net Sales and Revenues
Net sales	$33,500.9	$29,466.1	$23,573.2
Finance and interest income	1,981.3	1,922.6	1,825.3
Other income	674.9	623.8	606.1
Total	36,157.1	32,012.5	26,004.6

Costs and Expenses
Cost of sales	25,007.8	21,919.4	17,398.8
Research and development expenses	1,433.6	1,226.2	1,052.4
Selling, administrative and general expenses	3,417.0	3,168.7	2,968.7
Interest expense	782.8	759.4	811.4
Other operating expenses	781.5	716.0	748.1
Total	31,422.7	27,789.7	22,979.4

Income of Consolidated Group before Income Taxes	4,734.4	4,222.8	3,025.2
Provision for income taxes	1,659.4	1,423.6	1,161.6

Income of Consolidated Group	3,075.0	2,799.2	1,863.6
Equity in income (loss) of unconsolidated affiliates	(3.4)	8.6	10.7

Net Income	3,071.6	2,807.8	1,874.3
Less: Net income attributable to noncontrolling interests	6.9	7.9	9.3
Net Income Attributable to Deere & Company	$3,064.7	$2,799.9	$1,865.0

Per Share Data
Basic	$7.72	$6.71	$4.40
Diluted	$7.63	$6.63	$4.35
Dividends declared	$1.79	$1.52	$1.16

Average Shares Outstanding
Basic	397.1	417.4	424.0
Diluted	401.5	422.4	428.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2012 and 2011

(In millions of dollars except per share amounts)

	2012	2011
ASSETS
Cash and cash equivalents	$4,652.2	$3,647.2
Marketable securities	1,470.4	787.3
Receivables from unconsolidated affiliates	59.7	48.0
Trade accounts and notes receivable - net	3,799.1	3,294.5
Financing receivables - net	22,159.1	19,923.5
Financing receivables securitized - net	3,617.6	2,905.0
Other receivables	1,790.9	1,330.6
Equipment on operating leases - net	2,527.8	2,150.0
Inventories	5,170.0	4,370.6
Property and equipment - net	5,011.9	4,352.3
Investments in unconsolidated affiliates	215.0	201.7
Goodwill	921.2	999.8
Other intangible assets - net	105.0	127.4
Retirement benefits	20.2	30.4
Deferred income taxes	3,280.4	2,858.6
Other assets	1,465.3	1,180.5
Total Assets	$56,265.8	$48,207.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$6,392.5	$6,852.3
Short-term securitization borrowings	3,574.8	2,777.4
Payables to unconsolidated affiliates	135.2	117.7
Accounts payable and accrued expenses	8,988.9	7,804.8
Deferred income taxes	164.4	168.3
Long-term borrowings	22,453.1	16,959.9
Retirement benefits and other liabilities	7,694.9	6,712.1
Total liabilities	49,403.8	41,392.5

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized — 1,200,000,000 shares; issued — 536,431,204 shares in 2012 and 2011), at paid-in amount	3,352.2	3,251.7
Common stock in treasury, 148,625,875 shares in 2012 and 130,361,345 shares in 2011, at cost	(8,813.8)	(7,292.8)
Retained earnings	16,875.2	14,519.4
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(4,759.0)	(4,135.4)
Cumulative translation adjustment	184.1	453.8
Unrealized loss on derivatives	(13.4)	(8.3)
Unrealized gain on investments	16.8	11.9
Accumulated other comprehensive income (loss)	(4,571.5)	(3,678.0)
Total Deere & Company stockholders’ equity	6,842.1	6,800.3
Noncontrolling interests	19.9	14.6
Total stockholders’ equity	6,862.0	6,814.9
Total Liabilities and Stockholders’ Equity	$56,265.8	$48,207.4

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2012, 2011 and 2010

(In millions of dollars)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$3,071.6	$2,807.8	$1,874.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful receivables	5.1	13.5	106.4
Provision for depreciation and amortization	1,004.2	914.9	914.8
Goodwill impairment charges	33.4		27.2
Share-based compensation expense	74.5	69.0	71.2
Undistributed earnings of unconsolidated affiliates	1.8	11.1	(2.2)
Provision (credit) for deferred income taxes	(91.8)	(168.0)	175.0
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,901.6)	(808.9)	(1,095.0)
Insurance receivables	(338.5)	(300.1)
Inventories	(1,510.2)	(1,730.5)	(1,052.7)
Accounts payable and accrued expenses	1,061.8	1,287.0	1,057.7
Accrued income taxes payable/receivable	(72.3)	1.2	22.1
Retirement benefits	63.3	495.3	(154.1)
Other	(233.6)	(266.0)	337.5
Net cash provided by operating activities	1,167.7	2,326.3	2,282.2

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	13,064.9	12,151.4	11,047.1
Proceeds from maturities and sales of marketable securities	240.3	32.4	38.4
Proceeds from sales of equipment on operating leases	799.5	683.4	621.9
Government grants related to property and equipment			92.3
Proceeds from sales of businesses, net of cash sold	30.2	911.1	34.9
Cost of receivables acquired (excluding receivables related to sales)	(15,139.0)	(13,956.8)	(12,493.9)
Purchases of marketable securities	(922.2)	(586.9)	(63.4)
Purchases of property and equipment	(1,319.2)	(1,056.6)	(761.7)
Cost of equipment on operating leases acquired	(801.8)	(624.2)	(551.1)
Acquisitions of businesses, net of cash acquired		(60.8)	(45.5)
Other	43.2	(113.7)	(28.1)
Net cash used for investing activities	(4,004.1)	(2,620.7)	(2,109.1)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	894.9	(226.1)	756.0
Proceeds from long-term borrowings	10,642.0	5,655.0	2,621.1
Payments of long-term borrowings	(5,396.0)	(3,220.8)	(3,675.7)
Proceeds from issuance of common stock	61.0	170.0	129.1
Repurchases of common stock	(1,587.7)	(1,667.0)	(358.8)
Dividends paid	(697.9)	(593.1)	(483.5)
Excess tax benefits from share-based compensation	30.1	70.1	43.5
Other	(66.2)	(48.5)	(41.4)
Net cash provided by (used for) financing activities	3,880.2	139.6	(1,009.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(38.8)	11.4	(24.5)

Net Increase (Decrease) in Cash and Cash Equivalents	1,005.0	(143.4)	(861.1)
Cash and Cash Equivalents at Beginning of Year	3,647.2	3,790.6	4,651.7
Cash and Cash Equivalents at End of Year	$4,652.2	$3,647.2	$3,790.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2010, 2011 and 2012

(In millions of dollars)

		Deere & Company Stockholders
						Accumulated
	Total					Other	Non -
	Stockholders’	Comprehensive	Common	Treasury	Retained	Comprehensive	controlling
	Equity	Income	Stock	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2009	$4,822.8		$2,996.2	$(5,564.7)	$10,980.5	$(3,593.3)	$4.1

Net income	1,874.3	$1,865.0			1,865.0		9.3
Other comprehensive income (loss)
Retirement benefits adjustment	158.0	158.0				158.0
Cumulative translation adjustment	35.7	35.8				35.8	(.1)
Unrealized gain on derivatives	14.9	14.9				14.9
Unrealized gain on investments	5.0	5.0				5.0
Total comprehensive income	2,087.9	$2,078.7					9.2
Repurchases of common stock	(358.8)			(358.8)
Treasury shares reissued	134.0			134.0
Dividends declared	(492.7)				(492.3)		(.4)
Stock options and other	110.2		110.1		(.1)		.2
Balance October 31, 2010	6,303.4		3,106.3	(5,789.5)	12,353.1	(3,379.6)	13.1

Net income	2,807.8	$2,799.9			2,799.9		7.9
Other comprehensive income (loss)
Retirement benefits adjustment	(338.4)	(338.4)				(338.4)
Cumulative translation adjustment	17.8	17.8				17.8
Unrealized gain on derivatives	20.9	20.9				20.9
Unrealized gain on investments	1.3	1.3				1.3
Total comprehensive income	2,509.4	$2,501.5					7.9
Repurchases of common stock	(1,667.0)			(1,667.0)
Treasury shares reissued	163.7			163.7
Dividends declared	(638.0)				(633.5)		(4.5)
Stock options and other	143.4		145.4		(.1)		(1.9)
Balance October 31, 2011	6,814.9		3,251.7	(7,292.8)	14,519.4	(3,678.0)	14.6

Net income	3,071.6	$3,064.7			3,064.7		6.9
Other comprehensive income (loss)
Retirement benefits adjustment	(623.6)	(623.6)				(623.6)
Cumulative translation adjustment	(270.0)	(269.7)				(269.7)	(.3)
Unrealized loss on derivatives	(5.1)	(5.1)				(5.1)
Unrealized gain on investments	4.9	4.9				4.9
Total comprehensive income	2,177.8	$2,171.2					6.6
Repurchases of common stock	(1,587.7)			(1,587.7)
Treasury shares reissued	66.7			66.7
Dividends declared	(709.2)				(708.9)		(.3)
Stock options and other	99.5		100.5				(1.0)
Balance October 31, 2012	$6,862.0		$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9

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

Financial Services — Includes primarily the company’s financing operations.

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

The assets and liabilities of this supplier VIE consisted of the following at October 31 in millions of dollars:

	2012	2011
Cash and cash equivalents	$26	$11
Intercompany receivables	7	14
Inventories	25	30
Property and equipment — net	2	3
Other assets	5	3
Total assets	$65	$61

Short-term borrowings	$5
Accounts payable and accrued expenses	48	$56
Total liabilities	$53	$56

The VIE is financed primarily through its own liabilities. The assets of the VIE can only be used to settle the obligations of the VIE. The creditors of the VIE do not have recourse to the general credit of the company.

See Note 13 for VIEs related to securitization of financing receivables.

Reclassification

Certain items previously reported in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2012 presentation. In the operating activities, insurance receivables were separately stated from other adjustments to net income (see Note 12). The same change was made in the Supplemental Consolidating Data in Note 31, statement of cash flows for financial services. The total cash flows for the consolidated and financial services net cash provided by operating activities did not change.

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

Revenue Recognition

Sales of equipment and service parts are recorded when the sales price is determinable and the risks and rewards of ownership are transferred to independent parties based on the sales agreements in effect. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which the risks and rewards of ownership are not transferred to the dealer. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser’s obligation to pay. No right of return exists on sales of equipment. Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $177 million in 2012, $163 million in 2011 and $154 million in 2010.

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2012, 2011 and 2010 were $96 million, $121 million and $75 million, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. The effective date will be the first quarter of fiscal year 2013. The adoption will not have a material effect on the company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles — Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. The effective date will be the first quarter of fiscal year 2013. The adoption will not have a material effect on the company’s consolidated financial statements.

4. DISPOSITION

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

5. SPECIAL ITEM

Goodwill Impairment

In the fourth quarters of 2012 and 2010, the company recorded non-cash charges in cost of sales for the impairment of goodwill of $33 million pretax, or $31 million after-tax, and $27 million pretax, or $25 million after-tax, respectively. The charges were associated with the company’s John Deere Water reporting unit, which is included in the agriculture and turf operating segment. The goodwill impairments in 2012 and 2010 were due to declines in the forecasted financial performance as a result of more complex integration activities, as well as the global economic downturn prior to 2010. At October 31, 2012, the goodwill in this reporting unit has been completely written off.

The method for determining the fair value of the reporting unit to measure the fair value of the goodwill was a discounted cash flow analysis (see Note 26).

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $563 million, $449 million and $405 million in 2012, 2011 and 2010, respectively. The company also had accounts payable related to purchases of property and equipment of $185 million, $135 million and $135 million at October 31, 2012, 2011 and 2010, respectively.

Cash payments (receipts) for interest and income taxes consisted of the following in millions of dollars:

	2012	2011	2010
Interest:
Equipment operations	$420	$370	$378
Financial services	638	616	679
Intercompany eliminations	(248)	(231)	(229)
Consolidated	$810	$755	$828

Income taxes:
Equipment operations	$1,704	$1,379	$639
Financial services	207	336	(63)
Intercompany eliminations	(167)	(266)	51
Consolidated	$1,744	$1,449	$627

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2012	2011	2010
Pensions
Service cost	$220	$197	$176
Interest cost	465	492	510
Expected return on plan assets	(787)	(793)	(761)
Amortization of actuarial losses	202	148	113
Amortization of prior service cost	47	46	42
Early-retirement benefits	3
Settlements/curtailments	10	1	24
Net cost	$160	$91	$104

Weighted-average assumptions
Discount rates	4.4%	5.0%	5.5%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	8.0%	8.1%	8.3%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2012	2011	2010
Health care and life insurance
Service cost	$49	$44	$44
Interest cost	281	326	337
Expected return on plan assets	(100)	(113)	(122)
Amortization of actuarial losses	136	271	311
Amortization of prior service credit	(15)	(16)	(16)
Net cost	$351	$512	$554

Weighted-average assumptions
Discount rates	4.4%	5.2%	5.6%
Expected long-term rates of return	7.7%	7.7%	7.8%

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

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2012	2011	2010
Pensions
Net cost	$160	$91	$104
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial losses	999	848	227
Prior service cost	5	9	14
Amortization of actuarial losses	(202)	(148)	(113)
Amortization of prior service cost	(47)	(46)	(42)
Settlements/curtailments	(10)	(1)	(24)
Total loss recognized in other comprehensive (income) loss	745	662	62
Total recognized in comprehensive (income) loss	$905	$753	$166

The previous postretirement benefits cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2012	2011	2010
Health care and life insurance
Net cost	$351	$512	$554
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial losses (gain)	335	132	(28)
Prior service cost	2
Amortization of actuarial losses	(136)	(271)	(311)
Amortization of prior service credit	15	16	16
Total (gain) loss recognized in other comprehensive (income) loss	216	(123)	(323)
Total recognized in comprehensive (income) loss	$567	$389	$231

In 2011, the company decided to participate in a prescription drug plan to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy. This change, which will take effect in 2013, is expected to result in future cost savings to the company greater than the Medicare retiree drug subsidies over time. The change is included in the health care postretirement benefit obligation beginning in 2011. The participants’ level of benefits will not be affected.

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

			Health Care
			and
	Pensions		Life Insurance
	2012	2011	2012	2011
Change in benefit obligations
Beginning of year balance	$(10,925)	$(10,197)	$(6,652)	$(6,467)
Service cost	(220)	(197)	(49)	(44)
Interest cost	(465)	(492)	(281)	(326)
Actuarial losses	(947)	(656)	(347)	(113)
Amendments	(5)	(9)	(2)
Benefits paid	656	648	333	340
Health care subsidy receipts			(15)	(14)
Settlements/curtailments	10	1
Foreign exchange and other	62	(23)	(10)	(28)
End of year balance	(11,834)	(10,925)	(7,023)	(6,652)

Change in plan assets (fair value)
Beginning of year balance	9,552	9,504	1,459	1,637
Actual return on plan assets	736	600	113	95
Employer contribution	441	79	37	43
Benefits paid	(656)	(648)	(333)	(340)
Settlements	(10)	(1)
Foreign exchange and other	(46)	18	11	24
End of year balance	10,017	9,552	1,287	1,459
Funded status	$(1,817)	$(1,373)	$(5,736)	$(5,193)

Weighted-average assumptions
Discount rates	3.8%	4.4%	3.8%	4.4%
Rate of compensation increase	3.9%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

			Health Care
			and
	Pensions		Life Insurance
	2012	2011	2012	2011
Amounts recognized in balance sheet
Noncurrent asset	$20	$30
Current liability	(53)	(60)	$(23)	$(23)
Noncurrent liability	(1,784)	(1,343)	(5,713)	(5,170)
Total	$(1,817)	$(1,373)	$(5,736)	$(5,193)

Amounts recognized in accumulated other comprehensive income — pretax
Net actuarial losses	$5,260	$4,473	$2,266	$2,067
Prior service cost (credit)	105	147	(47)	(64)
Total	$5,365	$4,620	$2,219	$2,003

The total accumulated benefit obligations for all pension plans at October 31, 2012 and 2011 was $11,181 million and $10,363 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10,987 million and $9,787 million, respectively, at October 31, 2012 and $10,168 million and $9,321 million, respectively, at October 31, 2011. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $11,627 million and $9,790 million, respectively, at October 31, 2012 and $10,784 million and $9,381 million, respectively, at October 31, 2011.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2013 in millions of dollars follow:

		Health Care
		and
	Pensions	Life Insurance
Net actuarial losses	$263	$147
Prior service cost (credit)	33	(6)
Total	$296	$141

The company expects to contribute approximately $527 million to its pension plans and approximately $27 million to its health care and life insurance plans in 2013, which include direct benefit payments on unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, and the Medicare subsidy expected to be received are as follows in millions of dollars:

		Health Care	Health Care
		and	Subsidy
	Pensions	Life Insurance	Receipts*
2013	$682	$338	$4
2014	683	345
2015	680	356
2016	683	366
2017	689	384
2018 to 2022	3,490	1,947

* Medicare Part D subsidy.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2012, the weighted-average composite trend rates for these obligations were assumed to be a 7.1 percent increase from 2012 to 2013, gradually decreasing to 5.0 percent from 2018 to 2019 and all future years. The obligations at October 31, 2011 and the cost in 2012 assumed a 7.3 percent increase from 2011 to 2012, gradually decreasing to 5.0 percent from 2017 to 2018 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $955 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $50 million. A decrease of one percentage point would decrease the obligations by $723 million and the cost by $38 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2012 and 2011 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at October 31, 2012 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$1,166	$287	$879
Equity:
U.S. equity securities	2,481	2,481
U.S. equity funds	43	8	35
International equity securities	1,477	1,477
International equity funds	411	49	362
Fixed Income:
Government and agency securities	404	379	25
Corporate debt securities	220		220
Mortgage-backed securities	126		126
Fixed income funds	853	92	761
Real estate	537	104	14	$419
Private equity/venture capital	1,319			1,319
Hedge funds	578	2	422	154
Other investments	508	1	507
Derivative contracts - assets*	721	1	720
Derivative contracts - liabilities**	(454)	(20)	(434)
Receivables, payables and other	(41)	(41)
Securities lending collateral	223		223
Securities lending liability	(223)		(223)
Securities sold short	(332)	(332)
Total net assets	$10,017	$4,488	$3,637	$1,892

*                 Includes contracts for interest rates of $707 million, foreign currency of $8 million and other of $6 million.

**          Includes contracts for interest rates of $418 million, foreign currency of $12 million and other of $24 million.

The fair values of the health care assets at October 31, 2012 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$78	$11	$67
Equity:
U.S. equity securities	319	319
U.S. equity funds	67	67
International equity securities	69	69
International equity funds	200		200
Fixed Income:
Government and agency securities	218	215	3
Corporate debt securities	35		35
Mortgage-backed securities	15		15
Fixed income funds	72		72
Real estate	53	7	29	$17
Private equity/venture capital	54			54
Hedge funds	85		79	6
Other investments	21		21
Derivative contracts - assets*	8		8
Derivative contracts - liabilities**	(1)		(1)
Receivables, payables and other	8	8
Securities lending collateral	38		38
Securities lending liability	(38)		(38)
Securities sold short	(14)	(14)
Total net assets	$1,287	$682	$528	$77

*                 Includes contracts for interest rates of $7 million and foreign currency of $1 million.

**          Includes contracts for foreign currency of $1 million.

The fair values of the pension plan assets at October 31, 2011 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$1,074	$179	$895
Equity:
U.S. equity securities	2,070	2,070
U.S. equity funds	49	11	38
International equity securities	1,086	1,086
International equity funds	319	29	290
Fixed Income:
Government and agency securities	543	516	27
Corporate debt securities	196		196
Mortgage-backed securities	180		180
Fixed income funds	1,077	54	1,023
Real estate	505	75	14	$416
Private equity/venture capital	1,123			1,123
Hedge funds	608	3	462	143
Other investments	448		448
Derivative contracts - assets*	787	21	766
Derivative contracts - liabilities**	(473)	(15)	(458)
Receivables, payables and other	(40)	(40)
Securities lending collateral	750		750
Securities lending liability	(750)		(750)
Total net assets	$9,552	$3,989	$3,881	$1,682

*                 Includes contracts for interest rates of $742 million, foreign currency of $19 million and other of $26 million.

**          Includes contracts for interest rates of $442 million, foreign currency of $17 million and other of $14 million.

The fair values of the health care assets at October 31, 2011 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$58	$7	$51
Equity:
U.S. equity securities	372	372
U.S. equity funds	84	84
International equity securities	64	64
International equity funds	210		210
Fixed Income:
Government and agency securities	250	246	4
Corporate debt securities	39		39
Mortgage-backed securities	22		22
Fixed income funds	107		107
Real estate	57	4	32	$21
Private equity/venture capital	55			55
Hedge funds	110		103	7
Other investments	22		22
Derivative contracts - assets*	12	1	11
Derivative contracts - liabilities**	(2)	(1)	(1)
Receivables, payables and other	(1)	(1)
Securities lending collateral	215		215
Securities lending liability	(215)		(215)
Total net assets	$1,459	$776	$600	$83

*                 Includes contracts for interest rates of $10 million, foreign currency of $1 million and other of $1 million.

**          Includes contracts for foreign currency of $1 million and other of $1 million.

A reconciliation of Level 3 pension and health care asset fair value measurements in millions of dollars follows:

			Private Equity/
		Real	Venture	Hedge
	Total	Estate	Capital	Funds
October 31, 2010*	$1,443	$378	$912	$153
Realized gain	33		32	1
Change in unrealized gain	192	48	141	3
Purchases, sales and settlements - net	97	11	93	(7)
October 31, 2011*	1,765	437	1,178	150
Realized gain	18		18
Change in unrealized gain (loss)	74	(4)	65	13
Purchases, sales and settlements - net	112	3	112	(3)
October 31, 2012*	$1,969	$436	$1,373	$160

*               Health care Level 3 assets represent approximately 4 percent to 5 percent of the reconciliation amounts for 2012, 2011 and 2010.

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

Real Estate,Venture Capital and Private Equity — The investments, which are structured as limited partnerships, are valued using an income approach (estimated cash flows discounted over the expected holding period), as well as a market approach (the valuation of similar securities and properties). These investments are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the general partner. Real estate investment trusts are valued at the closing prices in the active markets in which the investment trades. Real estate investment funds are valued at the NAV, based on the fair value of the underlying securities.

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

The primary investment objective for the pension plan assets is to maximize the growth of these assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The primary investment objective for the health care plan assets is to provide the company with the financial flexibility to pay the projected obligations to beneficiaries over a long period of time. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 42 percent for equity securities, 31 percent for debt securities, 5 percent for real estate and 22 percent for other investments. The target allocations for health care assets are approximately 51 percent for equity securities, 31 percent for debt securities, 3 percent for real estate and 15 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 9.3 percent during the past ten years and approximately 9.7 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $155 million in 2012, $108 million in 2011 and $85 million in 2010. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2012	2011	2010
Current:
U.S.:
Federal	$1,277	$928	$574
State	119	144	50
Foreign	355	520	363
Total current	1,751	1,592	987
Deferred:
U.S.:
Federal	(76)	(135)	156
State	(7)	(28)	11
Foreign	(9)	(5)	8
Total deferred	(92)	(168)	175
Provision for income taxes	$1,659	$1,424	$1,162

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2012, 2011 and 2010 was $3,582 million, $2,618 million and $2,048 million, respectively, and in foreign countries was $1,152 million, $1,605 million and $977 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2012	2011	2010
U. S. federal income tax provision at a statutory rate of 35 percent	$1,657	$1,478	$1,059
Increase (decrease) resulting from:
Valuation allowance on foreign deferred taxes	200	18	5
State and local income taxes, net of federal income tax benefit	73	75	40
Nondeductible health care claims*			123
Nondeductible goodwill impairment charge	6		7
Nontaxable foreign partnership earnings	(172)
Tax rates on foreign earnings	(69)	(70)	(59)
Research and development tax credits	(10)	(38)	(5)
Wind energy production tax credits			(30)
Other-net	(26)	(39)	22
Provision for income taxes	$1,659	$1,424	$1,162

* Cumulative adjustment from change in law. Effect included in state taxes was $7 million.

At October 31, 2012, accumulated earnings in certain subsidiaries outside the U.S. totaled $3,209 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2012, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries was $628 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2012		2011
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Other postretirement benefit liabilities	$2,136		$1,944
Tax over book depreciation		$606		$492
Accrual for sales allowances	546		438
Pension liabilities - net	457		279
Lease transactions		317		309
Accrual for employee benefits	249		189
Tax loss and tax credit carryforwards	249		121
Share-based compensation	133		113
Inventory	131		152
Goodwill and other intangible assets		110		123
Allowance for credit losses	92		115
Deferred gains on distributed foreign earnings	84		83
Deferred compensation	40		37
Undistributed foreign earnings		11		19
Other items	443	115	348	112
Less valuation allowances	(285)		(74)
Deferred income tax assets and liabilities	$4,275	$1,159	$3,745	$1,055

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2012, certain tax loss and tax credit carryforwards of $249 million were available with $127 million expiring from 2013 through 2032 and $122 million with an indefinite carryforward period.

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

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2012	2011	2010
Beginning of year balance	$199	$218	$260
Increases to tax positions taken during the current year	46	23	36
Increases to tax positions taken during prior years	54	13	83
Decreases to tax positions taken during prior years	(14)	(42)	(133)
Decreases due to lapse of statute of limitations	(9)	(13)	(2)
Settlements		(1)	(19)
Foreign exchange	(11)	1	(7)
End of year balance	$265	$199	$218

The amount of unrecognized tax benefits at October 31, 2012 that would affect the effective tax rate if the tax benefits were recognized was $65 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The company’s policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2012, 2011 and 2010, the total amount of expense from interest and penalties was $6 million, $3 million and $3 million and the interest income was $1 million, $3 million and $5 million, respectively. At October 31, 2012 and 2011, the liability for accrued interest and penalties totaled $39 million and $39 million and the receivable for interest was $1 million and $7 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2012	2011	2010
Other income
Insurance premiums and fees earned	$248	$236	$198
Revenues from services	233	217	276
Investment income	14	11	10
Other	180	160	122
Total	$675	$624	$606

Other operating expenses
Depreciation of equipment on operating leases	$339	$306	$288
Insurance claims and expenses	245	193	146
Cost of services	122	115	198
Other	76	102	116
Total	$782	$716	$748

The company issues insurance policies for crop insurance and extended equipment warranties. Beginning in 2011, the crop insurance subsidiary utilized reinsurance to limit its losses and reduce its exposure to claims. Prior to 2011, the crop insurance business was conducted through managing general agency agreements with external insurance companies. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiary is not relieved of its primary obligation to the policyholders. The premiums ceded by the crop insurance subsidiary in 2012 and 2011 were $251 million and $246 million, and claims recoveries on the ceded business were $493 million and $271 million, respectively. These amounts from reinsurance are netted against the insurance premiums and fees earned and the insurance claims and expenses in the table above.

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), John Deere Tiantuo Company, Ltd. (51 percent ownership), Xuzhou XCG John Deere Machinery Manufacturing Co., Ltd. (50 percent ownership) and Ashok Leyland John Deere Construction Equipment Company Private Limited (50 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2012	2011	2010
Sales	$2,722	$2,233	$1,502
Net income (loss)	(1)	34	23
Deere & Company’s equity in net income (loss)	(3)	9	11

Financial Position	2012	2011
Total assets	$1,621	$1,357
Total external borrowings	345	321
Total net assets	558	495
Deere & Company’s share of the net assets	215	202

Consolidated retained earnings at October 31, 2012 include undistributed earnings of the unconsolidated affiliates of $63 million. Dividends from unconsolidated affiliates were $.2 million in 2012, $18 million in 2011 and $6 million in 2010.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2012
U.S. government debt securities	$1,193	$7		$1,200
Municipal debt securities	35	3		38
Corporate debt securities	100	10		110
Mortgage-backed securities*	117	6	$1	122
Marketable securities	$1,445	$26	$1	$1,470

2011
U.S. government debt securities	$571	$6	$1	$576
Municipal debt securities	34	2		36
Corporate debt securities	83	6		89
Mortgage-backed securities*	82	4		86
Marketable securities	$770	$18	$1	$787

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2012 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$813	$813
Due after one through five years	366	370
Due after five through 10 years	85	93
Due after 10 years	64	72
Mortgage-backed securities	117	122
Debt securities	$1,445	$1,470

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of available-for-sale securities were $7 million in 2012, $2 million in 2011 and none in 2010. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in 2012, 2011 and 2010. Unrealized losses at October 31, 2012 and 2011 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no impairment write-downs in the periods reported.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2012	2011
Trade accounts and notes:
Agriculture and turf	$3,074	$2,618
Construction and forestry	725	676
Trade accounts and notes receivable—net	$3,799	$3,294

At October 31, 2012 and 2011, dealer notes included in the previous table were $95 million and $97 million, and the allowance for doubtful trade receivables was $66 million and $72 million, respectively.

The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to these operations at approximate market rates of interest.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally retains a security interest in the goods associated with the trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business.

Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2012		2011
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Equipment:
Agriculture and turf	$14,144	$3,126	$12,969	$2,597
Construction and forestry	1,091	553	1,036	362
Recreational products			4
Total	15,235	3,679	14,009	2,959
Wholesale notes	3,888		3,006
Revolving charge accounts	2,488		2,518
Financing leases (direct and sales-type)	1,411		1,242
Operating loans	42		84
Total financing receivables	23,064	3,679	20,859	2,959
Less:
Unearned finance income:
Equipment notes	619	44	635	36
Financing leases	126		121
Total	745	44	756	36
Allowance for credit losses	160	17	179	18
Financing receivables — net	$22,159	$3,618	$19,924	$2,905

The residual values for investments in financing leases at October 31, 2012 and 2011 totaled $79 million and $75 million, respectively.

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

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2012	2011
	Unrestricted	Unrestricted
Retail notes*:
Equipment:
Agriculture and turf	$1,810	$1,633
Construction and forestry	313	310
Total	2,123	1,943
Wholesale notes	3,888	3,006
Sales-type leases	836	776
Total	6,847	5,725
Less:
Unearned finance income:
Equipment notes	191	197
Sales-type leases	61	64
Total	252	261
Financing receivables related to the company’s sales of equipment	$6,595	$5,464

* These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2012		2011
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 - 12	$11,486	$1,437	$10,311	$1,192
13 - 24	4,257	1,004	3,937	807
25 - 36	3,232	712	2,960	524
37 - 48	2,278	399	2,032	305
49 - 60	1,356	120	1,196	119
Thereafter	455	7	423	12
Total	$23,064	$3,679	$20,859	$2,959

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2012 and 2011, the unpaid balances of receivables administered but not owned were $120 million and $146 million, respectively. At October 31, 2012 and 2011, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $25,897 million and $22,974 million, respectively.

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the company has ceased accruing finance income. These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer’s withholding account, has been written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due and non-performing financing receivables at October 31, 2012 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due*	Past Due
Retail Notes:
Agriculture and turf	$60	$25	$17	$102
Construction and forestry	39	18	9	66
Other:
Agriculture and turf	21	6	3	30
Construction and forestry	8	2	2	12
Total	$128	$51	$31	$210

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$102	$117	$16,432	$16,651
Construction and forestry	66	13	1,521	1,600
Other:
Agriculture and turf	30	11	6,464	6,505
Construction and forestry	12	3	1,183	1,198
Total	$210	$144	$25,600	25,954

Less allowance for credit losses				177
Total financing receivables - net				$25,777

* Financing receivables that are 90 days or greater past due and still accruing finance income.

An age analysis of past due and non-performing financing receivables at October 31, 2011 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due*	Past Due
Retail Notes:
Agriculture and turf	$81	$30	$25	$136
Construction and forestry	45	20	11	76
Other:
Agriculture and turf	23	10	5	38
Construction and forestry	7	4	2	13
Total	$156	$64	$43	$263

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$136	$132	$14,667	$14,935
Construction and forestry	76	17	1,264	1,357
Recreational products			4	4
Other:
Agriculture and turf	38	16	5,655	5,709
Construction and forestry	13	5	1,003	1,021
Total	$263	$170	$22,593	23,026

Less allowance for credit losses				197
Total financing receivables - net				$22,829

*                 Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
2012
Allowance:
Beginning of year balance	$130	$40	$27	$197
Provision (credit)	(12)	8	3	(1)
Write-offs	(8)	(30)	(4)	(42)
Recoveries	10	22	1	33
Translation adjustments	(10)			(10)
End of year balance	$110	$40	$27	$177
Balance individually evaluated*		$1		$1
Financing receivables:
End of year balance	$18,251	$2,488	$5,215	$25,954
Balance individually evaluated*	$11	$1	$1	$13

*                 Remainder is collectively evaluated.

2011
Allowance:
Beginning of year balance	$144	$44	$37	$225
Provision (credit)	3	8	(2)	9
Write-offs	(29)	(40)	(10)	(79)
Recoveries	12	28	2	42
End of year balance	$130	$40	$27	$197
Balance individually evaluated*	$1			$1
Financing receivables:
End of year balance	$16,296	$2,518	$4,212	$23,026
Balance individually evaluated*	$12		$11	$23

* Remainder is collectively evaluated.

A comparative analysis of the allowance for credit losses follows in millions of dollars:

	2012	2011	2010
Beginning of year balance	$197	$225	$239
Provision (credit)	(1)	9	100
Write-offs	(42)	(79)	(147)
Recoveries	33	42	31
Translation adjustments	(10)		2
End of year balance	$177	$197	$225

Past-due amounts over 30 days represented .81 percent and 1.14 percent of the receivables financed at October 31, 2012 and 2011, respectively. The allowance for credit losses represented .68 percent and .86 percent of financing receivables outstanding at October 31, 2012 and 2011, respectively. In addition, at October 31, 2012 and 2011, the company’s financial services operations had $194 million and $188 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

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

An analysis of the impaired financing receivables at October 31 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2012
Receivables with specific allowance*	$1	$1	$1	$1
Receivables without a specific allowance**	9	9		10
Total	$10	$10	$1	$11
Agriculture and turf	$6	$6	$1	$6
Construction and forestry	$4	$4		$5

2011
Receivables with specific allowance*	$7	$7	$1	$8
Receivables without a specific allowance**	9	9		12
Total	$16	$16	$1	$20
Agriculture and turf	$11	$11	$1	$14
Construction and forestry	$5	$5		$6

* Finance income recognized was not material.

** Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2012 and 2011, the company identified 138 and 213 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5 million and $11 million pre-modification and $4 million and $10 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2012, the company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2012	2011
Taxes receivable	$971	$844
Reinsurance receivables	569	242
Insurance premium receivables	69	58
Other	182	187
Other receivables	$1,791	$1,331

Reinsurance and insurance premium receivables are associated with the financial services’ crop insurance subsidiary (see Note 9).

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

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,330 million and $1,523 million at October 31, 2012 and 2011, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,262 million and $1,395 million at October 31, 2012 and 2011, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to a non-VIE banking operation, which is not consolidated since the company does not have a controlling interest in the entity. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $324 million and $369 million at October 31, 2012 and 2011, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $310 million and $346 million at October 31, 2012 and 2011, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,049 million and $1,109 million at October 31, 2012 and 2011, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,004 million and $1,038 million at October 31, 2012 and 2011, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2012
Carrying value of liabilities	$1,004
Maximum exposure to loss	1,049

The total assets of unconsolidated VIEs related to securitizations were approximately $31 billion at October 31, 2012.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2012	2011
Financing receivables securitized (retail notes)	$3,635	$2,923
Allowance for credit losses	(17)	(18)
Other assets	85	96
Total restricted securitized assets	$3,703	$3,001

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2012	2011
Short-term securitization borrowings	$3,575	$2,777
Accrued interest on borrowings	1	2
Total liabilities related to restricted securitized assets	$3,576	$2,779

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2012, the maximum remaining term of all securitized retail notes was approximately six years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $2,528 million and $2,150 million at October 31, 2012 and 2011, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $499 million and $478 million at October 31, 2012 and 2011, respectively. The corresponding depreciation expense was $339 million in 2012, $306 million in 2011 and $288 million in 2010.

Future payments to be received on operating leases totaled $1,067 million at October 31, 2012 and are scheduled in millions of dollars as follows: 2013 — $445, 2014 — $308, 2015 — $188, 2016 — $103 and 2017 — $23.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 61 percent and 59 percent of worldwide gross inventories at FIFO value at October 31, 2012 and 2011, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2012	2011
Raw materials and supplies	$1,874	$1,626
Work-in-process	652	647
Finished goods and parts	4,065	3,584
Total FIFO value	6,591	5,857
Less adjustment to LIFO value	1,421	1,486
Inventories	$5,170	$4,371

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives*
	(Years)	2012	2011
Equipment Operations
Land		$137	$117
Buildings and building equipment	23	2,584	2,430
Machinery and equipment	11	4,393	4,254
Dies, patterns, tools, etc	8	1,330	1,213
All other	6	819	731
Construction in progress		938	649
Total at cost		10,201	9,394
Less accumulated depreciation		5,250	5,107
Total		4,951	4,287
Financial Services
Land		4	4
Buildings and building equipment	27	70	71
All other	6	36	39
Total at cost		110	114
Less accumulated depreciation		49	49
Total		61	65
Property and equipment-net		$5,012	$4,352

* Weighted-averages

Total property and equipment additions in 2012, 2011 and 2010 were $1,376 million, $1,059 million and $802 million and depreciation was $555 million, $516 million and $540 million, respectively. Capitalized interest was $7 million, $8 million and $6 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $47 million and $41 million and accumulated depreciation of $25 million and $23 million at October 31, 2012 and 2011, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2012 and 2011 were $684 million and $592 million, less accumulated amortization of $493 million and $451 million, respectively. Amortization of these software costs was $89 million in 2012, $73 million in 2011 and $68 million in 2010. The cost of leased software assets under capital leases amounting to $42 million and $40 million at October 31, 2012 and 2011, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Balance at October 31, 2010	$705	$610	$1,315
Less accumulated impairment losses	316		316
Net balance	389	610	999
Acquisitions	1		1
Translation adjustments and other	(5)	5
Balance at October 31, 2011	701	615	1,316
Less accumulated impairment losses	316		316
Net balance	385	615	1,000
Impairment loss*	(33)		(33)
Translation adjustments and other	(15)	(31)	(46)
Balance at October 31, 2012	686	584	1,270
Less accumulated impairment losses	349		349
Goodwill	$337	$584	$921

* See Note 5.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2012	2011
Amortized intangible assets:
Customer lists and relationships	12	$99	$109
Technology, patents, trademarks and other	17	109	104
Total at cost		208	213
Less accumulated amortization**		107	90
Total		101	123
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$105	$127

*                 Weighted-averages

**          Accumulated amortization at 2012 and 2011 for customer lists and relationships was $60 million and $54 million and technology, patents, trademarks and other was $47 million and $36 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2012, 2011 and 2010 was $21 million, $20 million and $18 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2013 — $18, 2014 — $16, 2015 — $15, 2016 — $14 and 2017 — $13.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31 consisted of the following in millions of dollars:

	2012		2011
Equipment Operations
Commercial paper	$146		$265
Notes payable to banks	84		19
Long-term borrowings due within one year	195		244
Total	425		528
Financial Services
Commercial paper	1,061		1,014
Notes payable to banks	117		61
Long-term borrowings due within one year	4,790	*	5,249	*
Total	5,968		6,324
Short-term borrowings	6,393		6,852
Financial Services
Short-term securitization borrowings	3,575		2,777
Total short-term borrowings	$9,968		$9,629

* Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $3,575 million at October 31, 2012 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2013 — $1,853, 2014 — $1,043, 2015 — $499, 2016 — $162, 2017 — $17 and 2018 — $1.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2012 and 2011 were 1.0 percent and 1.1 percent, respectively.

Lines of credit available from U.S. and foreign banks were $5,194 million at October 31, 2012. At October 31, 2012, $3,793 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,750 million, expiring in April 2015, and $1,500 million, expiring in April 2017. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2012 was $8,273 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,364 million at October 31, 2012. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2012	2011
Equipment Operations
Accounts payable:
Trade payables	$2,287	$2,163
Dividends payable	179	168
Other	147	99
Accrued expenses:
Employee benefits	1,337	1,188
Product warranties	733	662
Dealer sales discounts	1,413	1,092
Other	1,583	1,497
Total	7,679	6,869
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	194	188
Other	505	324
Accrued expenses:
Unearned revenue	452	345
Accrued interest	160	191
Employee benefits	69	68
Insurance claims reserve*	449	186
Other	301	246
Total	2,130	1,548
Eliminations**	820	612
Accounts payable and accrued expenses	$8,989	$7,805

*                 See Note 9.

**          Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2012		2011
Equipment Operations
Notes and debentures:
6.95% notes due 2014: ($700 principal)	$718	*	$736	*
4.375% notes due 2019	750		750
8-1/2% debentures due 2022	105		105
2.60% notes due 2022	1,000
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250
Other notes	372		326
Total	5,445		3,167
Financial Services
Notes and debentures:
Medium-term notes due 2013 — 2023: (principal $15,242 - 2012, $11,911 - 2011) Average interest rates of 1.6% — 2012, 2.0% — 2011	15,737	*	12,261	*
5.10% debentures due 2013: ($650 principal) Swapped $450 in 2011 to variable interest rate of 1.1% — 2011			679	*
2.75% senior note due 2022: ($500 principal) Swapped $500 in 2012 to variable interest rate of 1.1% — 2012	518	*
Other notes	753		853
Total	17,008		13,793
Long-term borrowings**	$22,453		$16,960

*                 Includes unamortized fair value adjustments related to interest rate swaps.

**          All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2013 — $195, 2014 — $778, 2015 — $240, 2016 — $23 and 2017 — $25. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2013 — $4,774, 2014 — $4,283, 2015 — $3,480, 2016 — $1,843 and 2017 — $2,651.

21. LEASES

At October 31, 2012, future minimum lease payments under capital leases amounted to $57 million as follows: 2013 — $28, 2014 — $17, 2015 — $4, 2016 — $2, 2017 — $2 and later years $4. Total rental expense for operating leases was $215 million in 2012, $175 million in 2011 and $189 million in 2010. At October 31, 2012, future minimum lease payments under operating leases amounted to $462 million as follows: 2013 — $148, 2014 — $108, 2015 — $74, 2016 — $45, 2017 — $30 and later years $57.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $292 million and $230 million at October 31, 2012 and 2011, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2012	2011
Beginning of year balance	$892	$762
Payments	(580)	(517)
Amortization of premiums received	(100)	(93)
Accruals for warranties	666	665
Premiums received	164	120
Foreign exchange	(17)	(45)
End of year balance	$1,025	$892

At October 31, 2012, the company had approximately $290 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2012, the company had accrued losses of approximately $8 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2012 was approximately five years.

At October 31, 2012, the company had commitments of approximately $418 million for the construction and acquisition of property and equipment. At October 31, 2012, the company also had pledged or restricted assets of $129 million, primarily as collateral for borrowings. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $50 million at October 31, 2012, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2012.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 31, 2009	536.4	$2,996
Stock options and other		110
Balance at October 31, 2010	536.4	3,106
Stock options and other		146
Balance at October 31, 2011	536.4	3,252
Stock options and other		100
Balance at October 31, 2012	536.4	$3,352

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5,000 million of additional common stock (58.5 million shares based on the October 31, 2012 closing common stock price of $85.44 per share). At October 31, 2012, this repurchase program had $2,489 million (29.1 million shares at the same price) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2012	2011	2010
Net income attributable to Deere & Company	$3,064.7	$2,799.9	$1,865.0
Less income allocable to participating securities	.8	1.0	.7
Income allocable to common stock	$3,063.9	$2,798.9	$1,864.3
Average shares outstanding	397.1	417.4	424.0
Basic per share	$7.72	$6.71	$4.40
Average shares outstanding	397.1	417.4	424.0
Effect of dilutive stock options	4.4	5.0	4.6
Total potential shares outstanding	401.5	422.4	428.6
Diluted per share	$7.63	$6.63	$4.35

All stock options outstanding were included in the computation during 2012, 2011 and 2010, except 1.8 million options in 2012, none in 2011 and 1.9 million options in 2010 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 31, 2012, the company is authorized to grant an additional 13.7 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2012	2011	2010
Risk-free interest rate	.01% - 2.0%	.08% - 3.3%	.01% - 3.6%
Expected dividends	1.9%	1.9%	2.9%
Expected volatility	34.1% - 41.9%	34.4% - 34.6%	35.3% - 47.2%
Weighted-average volatility	33.6%	34.4%	35.6%
Expected term (in years)	6.8 - 7.8	6.8 - 7.8	6.6 - 7.7

Stock option activity at October 31, 2012 and changes during 2012 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	16.9	$51.70
Granted	2.5	74.24
Exercised	(1.8)	33.33
Expired or forfeited	(.2)	74.51
Outstanding at end of year	17.4	56.78	5.96	$500.2
Exercisable at end of year	12.8	51.58	5.08	432.5

* Weighted-averages

The weighted-average grant-date fair values of options granted during 2012, 2011 and 2010 were $22.51, $25.61 and $15.71, respectively. The total intrinsic values of options exercised during 2012, 2011 and 2010 were $88 million, $231 million and $139 million, respectively. During 2012, 2011 and 2010, cash received from stock option exercises was $61 million, $170 million and $129 million with tax benefits of $33 million, $85 million and $51 million, respectively.

The company granted 266 thousand and 222 thousand restricted stock units to employees and nonemployee directors in 2012 and 2011, of which 122 thousand and 92 thousand are subject to service based only conditions, 72 thousand and 65 thousand are subject to performance/service based conditions and 72 thousand and 65 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments. The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2012 and 2011 were $75.27 and $81.90 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2012 and 2011 were $70.14 and $76.17 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2012 and 2011 were $92.85 and $107.31 per unit, respectively, based on a lattice valuation model excluding dividends.

The company’s nonvested restricted shares at October 31, 2012 and changes during 2012 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Service based only
Nonvested at beginning of year	.6	$49.91
Granted	.1	75.27
Vested	(.3)	41.59
Nonvested at end of year	.4	66.55

Performance/service and market/service based
Nonvested at beginning of year	.1	$91.74
Granted	.2	81.50
Nonvested at end of year	.3	86.39

* Weighted-averages

During 2012, 2011 and 2010, the total share-based compensation expense was $75 million, $69 million and $71 million, respectively, with recognized income tax benefits of $28 million, $26 million and $26 million, respectively. At October 31, 2012, there was $36 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2012, 2011 and 2010 were $76 million, $72 million and $71 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2012, the company had 149 million shares in treasury stock and 29 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

Other comprehensive income items are transactions recorded stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss) for Deere & Company and the related tax effects in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2010
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(213)	$77	$(136)
Reclassification of actuarial losses and prior service cost to net income	474	(180)	294
Net unrealized gain	261	(103)	158
Cumulative translation adjustment	49	(13)	36
Unrealized gain on derivatives:
Hedging loss	(56)	19	(37)
Reclassification of realized loss to net income	79	(27)	52
Net unrealized gain	23	(8)	15
Unrealized holding gain and net unrealized gain on investments	8	(3)	5
Total other comprehensive income (loss)	$341	$(127)	$214

2011
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(989)	$368	$(621)
Reclassification of actuarial losses and prior service cost to net income	450	(167)	283
Net unrealized loss	(539)	201	(338)
Cumulative translation adjustment	14	4	18
Unrealized gain on derivatives:
Hedging gain	31	(11)	20
Reclassification of realized loss to net income	1		1
Net unrealized gain	32	(11)	21
Unrealized holding gain and net unrealized gain on investments	2	(1)	1
Total other comprehensive income (loss)	$(491)	$193	$(298)

2012
Retirement benefits adjustment:
Net actuarial losses and prior service cost	$(1,341)	$477	$(864)
Reclassification of actuarial losses and prior service cost to net income	380	(140)	240
Net unrealized loss	(961)	337	(624)
Cumulative translation adjustment	(272)	2	(270)
Unrealized loss on derivatives:
Hedging loss	(61)	21	(40)
Reclassification of realized loss to net income	54	(19)	35
Net unrealized loss	(7)	2	(5)
Unrealized holding gain and net unrealized gain on investments	7	(2)	5
Total other comprehensive income (loss)	$(1,233)	$339	$(894)

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values at October 31 in millions of dollars follow:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value
Financing receivables — net	$22,159	$22,244	$19,924	$19,919
Financing receivables securitized — net	$3,618	$3,615	$2,905	$2,907
Short-term securitization borrowings	$3,575	$3,584	$2,777	$2,789
Long-term borrowings due within one year:
Equipment operations	$195	$194	$244	$233
Financial services	4,790	4,871	5,249	5,331
Total	$4,985	$5,065	$5,493	$5,564
Long-term borrowings:
Equipment operations	$5,445	$6,237	$3,167	$3,771
Financial services	17,008	17,438	13,793	14,154
Total	$22,453	$23,675	$16,960	$17,925

*                 Fair value measurements above were Level 3 for all financing receivables and Level 2 for all borrowings.

Fair values of the financing receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by the company for similar financing receivables. The fair values of the remaining financing receivables approximated the carrying amounts.

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

Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2012*	2011*
Marketable securities
U.S. government debt securities	$1,200	$576
Municipal debt securities	38	36
Corporate debt securities	110	89
Mortgage-backed securities**	122	86
Total marketable securities	1,470	787
Other assets
Derivatives:
Interest rate contracts	609	471
Foreign exchange contracts	17	12
Cross-currency interest rate contracts	11	2
Total assets***	$2,107	$1,272

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$72	$61
Foreign exchange contracts	18	100
Cross-currency interest rate contracts	59	7
Total liabilities	$149	$168

*                 All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,139 million and $540 million at October 31, 2012 and 2011, respectively.

**          Primarily issued by U.S. government sponsored enterprises.

***   Excluded from this table are cash equivalents, which are carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds.

Fair value, nonrecurring, Level 3 measurements at October 31 in millions of dollars follow:

	Fair Value*		Losses
	2012	2011	2012	2011	2010
Financing receivables**		$5	$1		$5
Goodwill			$33		$27
Property and equipment held for sale***					$35

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

The following is a description of the valuation methodologies the company uses to measure certain financial instruments on the balance sheet and nonmonetary assets at fair value:

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

Goodwill — The impairment of goodwill is based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the unit’s identifiable net assets. An estimate of the fair value of the reporting unit is determined by an income approach (discounted cash flows), which includes inputs such as interest rates.

Property and Equipment Held for Sale — The impairment of long-lived assets held for sale is measured at the lower of the carrying amount, or fair value less cost to sell. Fair value is based on the probable sale price. The inputs include estimates of final sale price adjustments.

27. DERIVATIVE INSTRUMENTS

Certain of the company’s derivative agreements contain credit support provisions that require the company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at October 31, 2012 and 2011 was $32 million and $23 million, respectively. The company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include credit support provisions. Each master agreement permits the net settlement of amounts owed in the event of default. The maximum amount of loss that the company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $637 million and $485 million as of October 31, 2012 and 2011, respectively. The amount of collateral received at October 31, 2012 and 2011 to offset this potential maximum loss was $102 million and $25 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $92 million and $59 million as of October 31, 2012 and 2011, respectively. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2012 and 2011.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2012 and 2011 were $2,850 million and $1,350 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $923 million and $853 million at October 31, 2012 and 2011, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2012 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $10 million after-tax. These contracts mature in up to 71 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2012 and 2011 were $9,266 million and $7,730 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2 million in 2012 and a loss of $5 million in 2011. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2012	2011
Interest rate contracts*	$180	$16
Borrowings**	(182)	(21)

*                 Includes changes in fair values of interest rate contracts excluding net accrued interest income of $155 million and $172 million during 2012 and 2011, respectively.

**          Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $282 million and $277 million during 2012 and 2011, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2012 and 2011 were $4,400 million and $3,216 million, the foreign exchange contracts were $3,999 million and $3,058 million and the cross-currency interest rate contracts were $78 million and $52 million, respectively. At October 31, 2012 and 2011, there were also $1,445 million and $1,402 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2012	2011
Other Assets
Designated as hedging instruments:
Interest rate contracts	$536	$404
Cross-currency interest rate contracts	10
Total designated	546	404
Not designated as hedging instruments:
Interest rate contracts	73	67
Foreign exchange contracts	17	12
Cross-currency interest rate contracts	1	2
Total not designated	91	81
Total derivatives	$637	$485
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$12	$13
Cross-currency interest rate contracts	58	7
Total designated	70	20
Not designated as hedging instruments:
Interest rate contracts	60	48
Foreign exchange contracts	18	100
Cross-currency interest rate contracts	1
Total not designated	79	148
Total derivatives	$149	$168

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2012	2011	2010
Fair Value Hedges
Interest rate contracts — Interest expense	$335	$188	$372
Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts — OCI (pretax)*	(28)	(5)	(14)
Foreign exchange contracts — OCI (pretax)*	(33)	36	(42)
Reclassified from OCI
(Effective Portion):
Interest rate contracts — Interest expense*	(16)	(20)	(68)
Foreign exchange contracts — Other expense*	(38)	19	(11)
Recognized Directly in Income
(Ineffective Portion)	**	**	**
Not Designated as Hedges
Interest rate contracts — Interest expense*	$(13)	$(1)	$25
Foreign exchange contracts — Cost of sales	(12)	(51)	(19)
Foreign exchange contracts — Other expense*	7	(127)	(92)
Total not designated	$(18)	$(179)	$(86)

*      Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**   The amounts are not significant.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and operating loans and offers crop risk mitigation products and extended equipment warranties.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2012, 2011 and 2010 were as follows: agriculture and turf net sales of $84 million, $98 million and $59 million, construction and forestry net sales of $1 million, $3 million and $7 million, and financial services revenues of $219 million, $210 million and $224 million, respectively.

OPERATING SEGMENTS	2012	2011	2010
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$27,123	$24,094	$19,868
Construction and forestry net sales	6,378	5,372	3,705
Total net sales	33,501	29,466	23,573
Financial services revenues	2,235	2,163	2,074
Other revenues*	421	384	358
Total	$36,157	$32,013	$26,005

*                 Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit
Agriculture and turf	$3,921	$3,447	$2,790
Construction and forestry	476	392	119
Financial services*	712	725	499
Total operating profit	5,109	4,564	3,408
Interest income	43	47	42
Investment income	2
Interest expense	(231)	(191)	(184)
Foreign exchange losses from equipment operations’ financing activities	(11)	(11)	(30)
Corporate expenses — net	(181)	(177)	(200)
Income taxes	(1,659)	(1,424)	(1,162)
Total	(2,037)	(1,756)	(1,534)
Net income	3,072	2,808	1,874
Less: Net income attributable to noncontrolling interests	7	8	9
Net income attributable to Deere & Company	$3,065	$2,800	$1,865

*                 Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agriculture and turf	$29	$23	$20
Construction and forestry	2	3	3
Financial services	1,610	1,581	1,528
Corporate	43	47	42
Intercompany	(248)	(231)	(229)
Total	$1,436	$1,423	$1,364

* Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$168	$152	$165
Construction and forestry	36	26	21
Financial services	596	621	670
Corporate	231	191	184
Intercompany	(248)	(231)	(229)
Total	$783	$759	$811

Depreciation* and amortization expense
Agriculture and turf	$550	$505	$470
Construction and forestry	93	82	79
Financial services	361	328	366
Total	$1,004	$915	$915

* Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$(2)	$5	$13
Construction and forestry	(2)	3	(3)
Financial services	1	1	1
Total	$(3)	$9	$11

Identifiable operating assets
Agriculture and turf	$10,429	$9,178	$7,593
Construction and forestry	3,365	2,915	2,353
Financial services	34,495	29,795	27,507
Corporate*	7,977	6,319	5,814
Total	$56,266	$48,207	$43,267

*                 Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$1,145	$909	$729
Construction and forestry	228	148	73
Financial services	3	2
Total	$1,376	$1,059	$802

Investments in unconsolidated affiliates
Agriculture and turf	$32	$35	$66
Construction and forestry	174	159	172
Financial services	9	8	7
Total	$215	$202	$245

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2012	2011	2010
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (87%)*	$20,807	$17,357	$14,794
Financial services revenues (79%)*	1,930	1,857	1,817
Total	22,737	19,214	16,611
Outside U.S. and Canada:
Equipment operations net sales	12,694	12,109	8,779
Financial services revenues	305	306	257
Total	12,999	12,415	9,036
Other revenues	421	384	358
Total	$36,157	$32,013	$26,005

*                 The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2012, 2011 and 2010.

Operating profit
U.S. and Canada:
Equipment operations	$3,836	$2,898	$2,302
Financial services	566	593	400
Total	4,402	3,491	2,702
Outside U.S. and Canada:
Equipment operations	561	941	607
Financial services	146	132	99
Total	707	1,073	706
Total	$5,109	$4,564	$3,408

Property and equipment
U.S.	$2,742	$2,329	$2,035
Germany	568	572	489
Other countries	1,702	1,451	1,267
Total	$5,012	$4,352	$3,791

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012 Market price
High	$87.99	$89.05	$83.43	$86.86
Low	$71.92	$76.51	$70.59	$73.81
2011 Market price
High	$90.99	$99.24	$97.39	$80.82
Low	$74.70	$86.91	$78.51	$61.72

At October 31, 2012, there were 25,669 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012*
Net sales and revenues	$6,766	$10,009	$9,590	$9,792
Net sales	6,119	9,405	8,930	9,047
Gross profit	1,543	2,570	2,174	2,206
Income before income taxes	800	1,597	1,215	1,122
Net income attributable to Deere & Company	533	1,056	788	688
Per share data:
Basic	1.32	2.64	2.00	1.76
Diluted	1.30	2.61	1.98	1.75
Dividends declared	.41	.46	.46	.46
Dividends paid	.41	.41	.46	.46
2011
Net sales and revenues	$6,119	$8,910	$8,372	$8,612
Net sales	5,514	8,327	7,722	7,903
Gross profit	1,420	2,221	1,929	1,977
Income before income taxes	746	1,341	1,079	1,057
Net income attributable to Deere & Company	514	904	712	670
Per share data:
Basic	1.22	2.15	1.71	1.63
Diluted	1.20	2.12	1.69	1.62
Dividends declared	.35	.35	.41	.41
Dividends paid	.30	.35	.35	.41

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*                             See Note 5 for “Special Item.”

30.                   SUBSEQUENT EVENT

A quarterly dividend of $.46 per share was declared at the Board of Directors meeting on December 5, 2012, payable on February 1, 2013 to stockholders of record on December 31, 2012.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2012, 2011 and 2010

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2012	2011	2010	2012	2011	2010
Net Sales and Revenues
Net sales	$33,500.9	$29,466.1	$23,573.2
Finance and interest income	74.0	73.3	64.8	$2,155.7	$2,080.8	$1,975.1
Other income	493.2	455.5	386.2	298.8	292.5	322.5
Total	34,068.1	29,994.9	24,024.2	2,454.5	2,373.3	2,297.6

Costs and Expenses
Cost of sales	25,009.2	21,920.7	17,400.3
Research and development expenses	1,433.6	1,226.2	1,052.4
Selling, administrative and general expenses	2,988.8	2,786.6	2,496.0	439.3	394.4	482.9
Interest expense	231.1	191.4	184.1	596.4	621.0	670.1
Interest compensation to Financial Services	203.6	178.5	186.3
Other operating expenses	178.1	192.5	177.9	708.1	634.2	646.7
Total	30,044.4	26,495.9	21,497.0	1,743.8	1,649.6	1,799.7

Income of Consolidated Group before Income Taxes	4,023.7	3,499.0	2,527.2	710.7	723.7	497.9
Provision for income taxes	1,407.6	1,169.6	1,035.2	251.8	253.9	126.4
Income of Consolidated Group	2,616.1	2,329.4	1,492.0	458.9	469.8	371.5

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	460.3	471.0	372.5	1.4	1.2	.9
Other	(4.8)	7.4	9.9
Total	455.5	478.4	382.4	1.4	1.2	.9
Net Income	3,071.6	2,807.8	1,874.4	460.3	471.0	372.4
Less: Net income (loss) attributable to noncontrolling interests	6.9	7.9	9.4			(.1)
Net Income Attributable to Deere & Company	$3,064.7	$2,799.9	$1,865.0	$460.3	$471.0	$372.5

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2012 and 2011

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2012	2011	2012	2011
ASSETS
Cash and cash equivalents	$3,907.9	$3,187.5	$744.3	$459.7
Marketable securities	1,101.5	502.6	368.9	284.7
Receivables from unconsolidated subsidiaries and affiliates	1,579.0	1,713.4
Trade accounts and notes receivable - net	1,279.7	1,093.9	3,333.3	2,807.2
Financing receivables - net	11.5	14.0	22,147.5	19,909.5
Financing receivables securitized - net			3,617.6	2,905.0
Other receivables	1,092.4	965.6	703.6	370.1
Equipment on operating leases - net			2,527.8	2,150.0
Inventories	5,170.0	4,370.6
Property and equipment - net	4,950.5	4,287.5	61.4	64.9
Investments in unconsolidated subsidiaries and affiliates	4,102.4	3,473.9	8.7	8.1
Goodwill	921.2	999.8
Other intangible assets - net	101.0	123.4	4.0	4.0
Retirement benefits	14.9	29.6	44.6	28.0
Deferred income taxes	3,497.3	3,052.8	50.3	91.2
Other assets	582.9	468.6	883.5	712.6
Total Assets	$28,312.2	$24,283.2	$34,495.5	$29,795.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$424.8	$528.5	$5,967.7	$6,323.8
Short-term securitization borrowings			3,574.8	2,777.4
Payables to unconsolidated subsidiaries and affiliates	135.2	117.7	1,519.3	1,665.5
Accounts payable and accrued expenses	7,679.0	6,869.3	2,129.9	1,547.8
Deferred income taxes	93.3	99.0	338.3	354.7
Long-term borrowings	5,444.9	3,167.1	17,008.2	13,792.8
Retirement benefits and other liabilities	7,673.0	6,686.7	61.2	52.6
Total liabilities	21,450.2	17,468.3	30,599.4	26,514.6
Commitments and contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized — 1,200,000,000 shares; issued — 536,431,204 shares in 2012 and 2011), at paid-in amount	3,352.2	3,251.7	1,834.7	1,570.6
Common stock in treasury, 148,625,875 shares in 2012 and 130,361,345 shares in 2011, at cost	(8,813.8)	(7,292.8)
Retained earnings	16,875.2	14,519.4	1,958.3	1,541.5
Accumulated other comprehensive income (loss):
Retirement benefits adjustment	(4,759.0)	(4,135.4)
Cumulative translation adjustment	184.1	453.8	98.3	164.7
Unrealized loss on derivatives	(13.4)	(8.3)	(11.6)	(8.3)
Unrealized gain on investments	16.8	11.9	16.4	11.9
Accumulated other comprehensive income (loss)	(4,571.5)	(3,678.0)	103.1	168.3
Total Deere & Company stockholders’ equity	6,842.1	6,800.3	3,896.1	3,280.4
Noncontrolling interests	19.9	14.6
Total stockholders’ equity	6,862.0	6,814.9	3,896.1	3,280.4
Total Liabilities and Stockholders’ Equity	$28,312.2	$24,283.2	$34,495.5	$29,795.0

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2012, 2011 and 2010

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2012	2011	2010	2012	2011	2010
Cash Flows from Operating Activities
Net income	$3,071.6	$2,807.8	$1,874.4	$460.3	$471.0	$372.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for doubtful receivables	6.0	4.5	6.3	(.9)	9.0	100.1
Provision for depreciation and amortization	643.1	587.0	548.7	439.2	401.5	424.6
Goodwill impairment charges	33.4		27.2
Undistributed earnings of unconsolidated subsidiaries and affiliates	(413.7)	(118.8)	(156.7)	(1.3)	(1.0)	(.9)
Provision (credit) for deferred income taxes	(115.7)	(278.3)	74.8	23.9	110.2	100.2
Changes in assets and liabilities:
Trade receivables	(255.0)	(109.5)	(333.0)
Insurance receivables				(338.5)	(300.1)
Inventories	(947.6)	(1,281.8)	(647.7)
Accounts payable and accrued expenses	887.0	1,027.0	1,062.9	382.1	351.3	5.7
Accrued income taxes payable/receivable	(102.7)	45.3	6.5	30.4	(44.1)	15.6
Retirement benefits	71.2	483.2	(140.1)	(7.9)	12.1	(14.0)
Other	70.5	(168.0)	221.6	(109.9)	55.1	270.5
Net cash provided by operating activities	2,948.1	2,998.4	2,544.9	877.4	1,065.0	1,274.2
Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				14,320.7	13,333.1	12,287.7
Proceeds from maturities and sales of marketable securities	200.1	.3		40.2	32.2	38.4
Proceeds from sales of equipment on operating leases				799.5	683.4	621.9
Government grants related to property and equipment						92.3
Proceeds from sales of businesses, net of cash sold	30.2	911.1	34.9
Cost of receivables acquired (excluding trade and wholesale)				(16,730.2)	(15,365.9)	(13,681.6)
Purchases of marketable securities	(802.2)	(503.1)		(120.0)	(83.8)	(63.4)
Purchases of property and equipment	(1,316.2)	(1,054.3)	(735.5)	(3.1)	(2.4)	(26.2)
Cost of equipment on operating leases acquired				(1,562.0)	(1,230.5)	(1,098.4)
Increase in investment in Financial Services	(264.1)	(69.0)	(43.8)
Acquisitions of businesses, net of cash acquired		(60.8)	(37.2)			(8.3)
Increase in trade and wholesale receivables				(1,518.5)	(561.8)	(838.8)
Other	(95.6)	(79.5)	(32.9)	138.8	(35.7)	18.3
Net cash used for investing activities	(2,247.8)	(855.3)	(814.5)	(4,634.6)	(3,231.4)	(2,658.1)
Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(36.4)	230.8	(127.9)	931.3	(456.9)	883.9
Change in intercompany receivables/payables	45.5	(552.6)	(1,229.9)	(45.5)	552.6	1,229.9
Proceeds from long-term borrowings	2,521.5	69.0	305.0	8,120.5	5,586.0	2,316.0
Payments of long-term borrowings	(220.1)	(11.5)	(311.5)	(5,175.9)	(3,209.3)	(3,364.2)
Proceeds from issuance of common stock	61.0	170.0	129.1
Repurchases of common stock	(1,587.7)	(1,667.0)	(358.8)
Capital investment from Equipment Operations				264.1	69.0	43.8
Dividends paid	(697.9)	(593.1)	(483.5)	(43.5)	(340.1)	(217.2)
Excess tax benefits from share-based compensation	30.1	70.1	43.5
Other	(32.7)	(17.3)	(20.7)	(33.6)	(31.2)	(20.6)
Net cash provided by (used for) financing activities	83.3	(2,301.6)	(2,054.7)	4,017.4	2,170.1	871.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(63.2)	(2.3)	(17.2)	24.4	13.7	(7.3)
Net Increase (Decrease) in Cash and Cash Equivalents	720.4	(160.8)	(341.5)	284.6	17.4	(519.6)
Cash and Cash Equivalents at Beginning of Year	3,187.5	3,348.3	3,689.8	459.7	442.3	961.9
Cash and Cash Equivalents at End of Year	$3,907.9	$3,187.5	$3,348.3	$744.3	$459.7	$442.3

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Net sales and revenues	$36,157	$32,013	$26,005	$23,112	$28,438	$24,082	$22,148	$21,191	$19,204	$14,856
Net sales	33,501	29,466	23,573	20,756	25,803	21,489	19,884	19,401	17,673	13,349
Finance and interest income	1,981	1,923	1,825	1,842	2,068	2,055	1,777	1,440	1,196	1,276
Research and development expenses	1,434	1,226	1,052	977	943	817	726	677	612	577
Selling, administrative and general expenses	3,417	3,169	2,969	2,781	2,960	2,621	2,324	2,086	1,984	1,623
Interest expense	783	759	811	1,042	1,137	1,151	1,018	761	592	629
Income from continuing operations*	3,065	2,800	1,865	873	2,053	1,822	1,453	1,414	1,398	620
Net income*	3,065	2,800	1,865	873	2,053	1,822	1,694	1,447	1,406	643
Return on net sales	9.1%	9.5%	7.9%	4.2%	8.0%	8.5%	8.5%	7.5%	8.0%	4.8%
Return on beginning Deere & Company stockholders’ equity	45.1%	44.5%	38.7%	13.4%	28.7%	24.3%	24.7%	22.6%	35.1%	20.3%

Income per share from continuing operations — basic*	$7.72	$6.71	$4.40	$2.07	$4.76	$4.05	$3.11	$2.90	$2.82	$1.29
— diluted*	7.63	6.63	4.35	2.06	4.70	4.00	3.08	2.87	2.76	1.27
Net income per share — basic*	7.72	6.71	4.40	2.07	4.76	4.05	3.63	2.97	2.84	1.34
— diluted*	7.63	6.63	4.35	2.06	4.70	4.00	3.59	2.94	2.78	1.32
Dividends declared per share	1.79	1.52	1.16	1.12	1.06	.91	.78	.60 1/2	.53	.44
Dividends paid per share	1.74	1.41	1.14	1.12	1.03	.85 1/2	.74	.59	.50	.44
Average number of common shares outstanding (in millions) — basic	397.1	417.4	424.0	422.8	431.1	449.3	466.8	486.6	494.5	480.4
— diluted	401.5	422.4	428.6	424.4	436.3	455.0	471.6	492.9	506.2	486.7

Total assets	$56,266	$48,207	$43,267	$41,133	$38,735	$38,576	$34,720	$33,637	$28,754	$26,258
Trade accounts and notes receivable — net	3,799	3,295	3,464	2,617	3,235	3,055	3,038	3,118	3,207	2,619
Financing receivables — net	22,159	19,924	17,682	15,255	16,017	15,631	14,004	12,869	11,233	9,974
Financing receivables securitized — net	3,618	2,905	2,238	3,108	1,645	2,289	2,371	1,458
Equipment on operating leases — net	2,528	2,150	1,936	1,733	1,639	1,705	1,494	1,336	1,297	1,382
Inventories	5,170	4,371	3,063	2,397	3,042	2,337	1,957	2,135	1,999	1,366
Property and equipment — net	5,012	4,352	3,791	4,532	4,128	3,534	2,764	2,343	2,138	2,064
Short-term borrowings:
Equipment operations	425	528	85	490	218	130	282	678	312	577
Financial services	5,968	6,324	5,241	3,537	6,621	7,495	5,436	4,732	3,146	3,770
Total	6,393	6,852	5,326	4,027	6,839	7,625	5,718	5,410	3,458	4,347
Short-term securitization borrowings:
Financial services	3,575	2,777	2,209	3,132	1,682	2,344	2,403	1,474
Long-term borrowings:
Equipment operations	5,445	3,167	3,329	3,073	1,992	1,973	1,969	2,423	2,728	2,727
Financial services	17,008	13,793	13,486	14,319	11,907	9,825	9,615	9,316	8,362	7,677
Total	22,453	16,960	16,815	17,392	13,899	11,798	11,584	11,739	11,090	10,404
Total Deere & Company stockholders’ equity	6,842	6,800	6,290	4,819	6,533	7,156	7,491	6,852	6,393	4,002

Book value per share*	$17.64	$16.75	$14.90	$11.39	$15.47	$16.28	$16.48	$14.46	$12.95	$8.22
Capital expenditures	$1,360	$1,050	$795	$767	$1,117	$1,025	$774	$512	$364	$313
Number of employees (at year end)	66,859	61,278	55,650	51,262	56,653	52,022	46,549	47,423	46,465	43,221

* Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related statements of consolidated income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2012.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 17, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date:  December 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, Rajesh Kalathur and Gregory R. Noe, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Principal Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Rajesh Kalathur	Senior Vice President,	)
Rajesh Kalathur	Principal Financial Officer and	)	December 17, 2012
	Principal Accounting Officer	)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)

		)	December 17, 2012
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)

Schedule II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2012, 2011 and 2010

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2012
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$67,571	$6,041	Bad debt recoveries	$1,156	Trade receivable write-offs	$5,756	$62,255
					Other (primarily translation)	6,757

Financial services:
Trade receivable allowances	4,356	642	Bad debt recoveries	124	Trade receivable write-offs	1,012	4,037
					Other (primarily translation)	73
Financing receivable allowances	197,077	(579)	Bad debt recoveries	33,244	Financing receivable write-offs	42,070	176,574
					Other (primarily translation)	11,098
Consolidated receivable allowances	$269,004	$6,104		$34,524		$66,766	$242,866

YEAR ENDED OCTOBER 31, 2011
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$67,159	$4,521	Bad debt recoveries	$451	Trade receivable write-offs	$4,419	$67,571
					Other (primarily translation)	141

Financial services:
Trade receivable allowances	4,510	78	Bad debt recoveries	89	Trade receivable write-offs	303	4,356
					Other (primarily translation)	18
Financing receivable allowances	224,810	8,990	Bad debt recoveries	41,904	Financing receivable write-offs	79,009	197,077
			Other (primarily translation)	382
Consolidated receivable allowances	$296,479	$13,589		$42,826		$83,890	$269,004

YEAR ENDED OCTOBER 31, 2010
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$72,729	$6,299	Bad debt recoveries	$22,797	Trade receivable write-offs	$35,473	$67,159
			Other (primarily translation)	807

Financial services:
Trade receivable allowances	4,848	(126)	Bad debt recoveries	461	Trade receivable write-offs	933	4,510
			Other (primarily translation)	260
Financing receivable allowances	238,910	100,243	Bad debt recoveries	31,330	Financing receivable write-offs	147,275	224,810
			Other (primarily translation)	1,602
Consolidated receivable allowances	$316,487	$106,416		$57,257		$183,681	$296,479

Index to Exhibits

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

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

4.2

Indenture dated as of September 25, 2008 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704, filed September 26, 2008, Securities and Exchange Commission file number 1-4121*)

4.3

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.11	Form of John Deere Restricted and Performance Stock Unit Grant for Employees

10.12	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to Form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004, Securities and Exchange Commission File Number 1-4121*)

10.14

John Deere Defined Contribution Restoration Plan as amended December 2007 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.15

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

10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Proxy Statement of registrant filed on January 13, 2012, Securities and Exchange Commission File Number 1-4121*)

10.19

Deere & Company Nonemployee Director Deferred Compensation Plan, as amended February 25, 2009 (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2009, Securities and Exchange Commission File Number 1-4121*)

10.20	Change in Control Severance Program, effective August 26, 2009 (Exhibit 10 to Form 8-K of registrant dated August 26, 2009, Securities and Exchange Commission File Number 1-4121*)

10.21	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended April 30, 2011, Securities and Exchange Commission File Number 1-4121*)

10.30

First Amendment, dated April 22, 2012, to the 49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended April 30, 2011, Securities and Exchange Commission File Number 1-4121*)

10.31

Second Amendment, dated February 27, 2012, to the 49-Month Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank S.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 28, 2011 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission File Number 1-4121*)

10.32

Multi-year Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 27, 2012 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission File Number 1-4121*)

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