Form 10-Q
period 2013-01-31
DEERE & CO
filed 2013-02-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

At January 31, 2013, 389,556,186 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 45

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2013 and 2012
(In millions of dollars and shares except per share amounts) Unaudited

	2013	2012
Net Sales and Revenues
Net sales	$6,792.8	$6,119.0
Finance and interest income	501.0	475.1
Other income	127.6	172.4
Total	7,421.4	6,766.5

Costs and Expenses
Cost of sales	5,014.8	4,576.0
Research and development expenses	356.5	312.5
Selling, administrative and general expenses	781.5	709.0
Interest expense	180.1	192.1
Other operating expenses	142.4	176.6
Total	6,475.3	5,966.2

Income of Consolidated Group before Income Taxes	946.1	800.3
Provision for income taxes	289.0	266.2
Income of Consolidated Group	657.1	534.1
Equity in income (loss) of unconsolidated affiliates	(7.5)	.3
Net Income	649.6	534.4
Less: Net income (loss) attributable to noncontrolling interests	(.1)	1.5
Net Income Attributable to Deere & Company	$649.7	$532.9

Per Share Data
Basic	$1.67	$1.32
Diluted	$1.65	$1.30

Average Shares Outstanding
Basic	388.4	404.0
Diluted	393.0	408.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 31, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Net Income	$649.6	$534.4

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	70.1	70.4
Cumulative translation adjustment	20.3	(136.1)
Unrealized gain (loss) on derivatives	3.8	(3.6)
Unrealized gain (loss) on investments	(2.1)	3.2
Other Comprehensive Income (Loss), Net of Income Taxes	92.1	(66.1)

Comprehensive Income of Consolidated Group	741.7	468.3
Less: Comprehensive income attributable to noncontrolling interests		1.3
Comprehensive Income Attributable to Deere & Company	$741.7	$467.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31	October 31	January 31
	2013	2012	2012
Assets
Cash and cash equivalents	$3,672.1	$4,652.2	$3,388.3
Marketable securities	1,375.6	1,470.4	1,126.4
Receivables from unconsolidated affiliates	44.6	59.7	48.6
Trade accounts and notes receivable - net	3,926.4	3,799.1	3,333.4
Financing receivables - net	22,070.7	22,159.1	19,098.3
Financing receivables securitized - net	3,032.9	3,617.6	2,680.9
Other receivables	1,280.2	1,790.9	1,245.6
Equipment on operating leases - net	2,452.3	2,527.8	2,052.4
Inventories	6,242.7	5,170.0	5,677.7
Property and equipment - net	5,042.6	5,011.9	4,303.8
Investments in unconsolidated affiliates	201.5	215.0	226.0
Goodwill	934.0	921.2	964.9
Other intangible assets - net	98.5	105.0	119.4
Retirement benefits	22.8	20.2	29.1
Deferred income taxes	3,311.6	3,280.4	2,879.5
Other assets	1,461.1	1,465.3	1,402.6
Total Assets	$55,169.6	$56,265.8	$48,576.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,331.7	$6,392.5	$8,506.4
Short-term securitization borrowings	3,043.9	3,574.8	2,613.8
Payables to unconsolidated affiliates	70.5	135.2	113.5
Accounts payable and accrued expenses	7,200.3	8,988.9	6,816.7
Deferred income taxes	169.4	164.4	152.8
Long-term borrowings	22,170.2	22,453.1	16,924.0
Retirement benefits and other liabilities	7,698.1	7,694.9	6,670.5
Total liabilities	47,684.1	49,403.8	41,797.7

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2013 – 536,431,204)	3,434.3	3,352.2	3,276.8
Common stock in treasury	(8,817.2)	(8,813.8)	(7,656.6)
Retained earnings	17,346.1	16,875.2	14,887.1
Accumulated other comprehensive income (loss)	(4,479.5)	(4,571.5)	(3,743.9)
Total Deere & Company stockholders’ equity	7,483.7	6,842.1	6,763.4
Noncontrolling interests	1.8	19.9	15.8
Total stockholders’ equity	7,485.5	6,862.0	6,779.2
Total Liabilities and Stockholders’ Equity	$55,169.6	$56,265.8	$48,576.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Three Months Ended January 31, 2013 and 2012

(In millions of dollars) Unaudited

	2013	2012
Cash Flows from Operating Activities
Net income	$649.6	$534.4
Adjustments to reconcile net income to net cash used for operating activities:
Credit for credit losses	(.5)	(.8)
Provision for depreciation and amortization	277.1	243.3
Share-based compensation expense	22.3	19.5
Undistributed earnings of unconsolidated affiliates	15.6	.7
Credit for deferred income taxes	(20.6)	(28.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	94.9	221.6
Insurance receivables	338.0	(5.8)
Inventories	(1,169.0)	(1,449.1)
Accounts payable and accrued expenses	(1,539.1)	(854.8)
Accrued income taxes payable/receivable	146.6	160.4
Retirement benefits	96.2	101.5
Other	(160.5)	(169.5)
Net cash used for operating activities	(1,249.4)	(1,226.8)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,341.9	4,019.9
Proceeds from maturities and sales of marketable securities	215.4	8.2
Proceeds from sales of equipment on operating leases	249.4	222.3
Proceeds from sales of businesses, net of cash sold		6.9
Cost of receivables acquired (excluding receivables related to sales)	(3,933.6)	(3,485.4)
Purchases of marketable securities	(125.1)	(342.8)
Purchases of property and equipment	(294.0)	(269.1)
Cost of equipment on operating leases acquired	(197.6)	(118.3)
Other	(39.5)	(78.1)
Net cash provided by (used for) investing activities	216.9	(36.4)

Cash Flows from Financing Activities
Increase in total short-term borrowings	691.9	481.8
Proceeds from long-term borrowings	877.8	1,410.2
Payments of long-term borrowings	(1,379.5)	(315.0)
Proceeds from issuance of common stock	117.6	18.9
Repurchases of common stock	(96.4)	(387.9)
Dividends paid	(178.7)	(167.8)
Excess tax benefits from share-based compensation	35.4	10.6
Other	(20.4)	(10.7)
Net cash provided by financing activities	47.7	1,040.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.7	(35.8)
Net Decrease in Cash and Cash Equivalents	(980.1)	(258.9)
Cash and Cash Equivalents at Beginning of Period	4,652.2	3,647.2
Cash and Cash Equivalents at End of Period	$3,672.1	$3,388.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2012 and 2013

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2011	$6,814.9	$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	534.4			532.9		1.5
Other comprehensive income (loss)	(66.1)				(65.9)	(.2)
Repurchases of common stock	(387.9)		(387.9)
Treasury shares reissued	24.1		24.1
Dividends declared	(165.3)			(165.3)
Stock options and other	25.1	25.1		.1		(.1)
Balance January 31, 2012	$6,779.2	$3,276.8	$(7,656.6)	$14,887.1	$(3,743.9)	$15.8

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income (loss)	649.6			649.7		(.1)
Other comprehensive income	92.1				92.0	.1
Repurchases of common stock	(96.4)		(96.4)
Treasury shares reissued	93.0		93.0
Dividends declared	(186.4)			(178.9)		(7.5)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	82.2	82.1		.1
Balance January 31, 2013	$7,485.5	$3,434.3	$(8,817.2)	$17,346.1	$(4,479.5)	$1.8

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

Financial Services - Includes primarily the Company’s financing operations.

Consolidated - Represents the consolidation of the equipment operations and financial services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

Variable Interest Entities

The Company was the primary beneficiary of and consolidated a supplier that was a variable interest entity (VIE). The Company had both the power to direct the activities of the VIE that most significantly impacted the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In the first quarter of 2013, the entity was deconsolidated since the previous conditions for consolidation no longer existed. The Company no longer has a variable interest in the supplier and no related parties were involved in the deconsolidation. The effect on the financial statements for the deconsolidation was a decrease in assets, liabilities and noncontrolling interests of approximately $26 million, $15 million and $11 million, respectively, with no gain or loss. No additional support beyond what was previously contractually required was provided during any periods presented in the financial statements. The VIE produced blended fertilizer and other lawn care products for the agriculture and turf segment.

The assets and liabilities of this supplier VIE in previous periods consisted of the following in millions of dollars:

	October 31 2012	January 31 2012
Cash and cash equivalents	$26
Intercompany receivables	7	$10
Inventories	25	46
Property and equipment - net	2	3
Other assets	5	2
Total assets	$65	$61

Short-term borrowings	$5	$5
Accounts payable and accrued expenses	48	49
Total liabilities	$53	$54

The VIE was financed through its own accounts payable and short-term borrowings.  The assets of the VIE could only be used to settle the obligations of the VIE.  The creditors of the VIE did not have recourse to the general credit of the Company.

See Note 11 for VIEs related to securitization of financing receivables.

(2)   The consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, have been included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $87 million and $78 million in the first three months of 2013 and 2012, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $57 million and $44 million at January 31, 2013 and 2012, respectively.

(3)   New accounting standards adopted in the first three months of 2013 were as follows:

In the first quarter of 2013, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income.  This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The Company has presented two separate but consecutive statements with the tax effects for other comprehensive income items disclosed in the notes.  The requirements do not change how earnings per share is calculated or presented.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2013, the Company adopted FASB ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles – Goodwill and Other.  This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired.  The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2013, the Company adopted FASB ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles – Goodwill and Other.  This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired.  The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount.  If that assessment indicates no impairment, the quantitative impairment test is not required.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income.  This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item.  The disclosure may be provided either parenthetically on the face of the financial statements or in the notes.  The effective date will be the first quarter of fiscal year 2014 and must be applied prospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)   Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.  The items included in other comprehensive income (loss) and the related tax effects in millions of dollars follow:

Three Months Ended January 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$112.2	$(42.1)	$70.1
Cumulative translation adjustment	13.2	7.1	20.3
Net unrealized gain on derivatives	5.8	(2.0)	3.8
Net unrealized loss on investments	(3.4)	1.3	(2.1)
Total other comprehensive income (loss)	$127.8	$(35.7)	$92.1

Three Months Ended January 31, 2012
Net unrealized gain on retirement benefits adjustment	$114.3	$(43.9)	$70.4
Cumulative translation adjustment	(141.3)	5.2	(136.1)
Net unrealized loss on derivatives	(5.5)	1.9	(3.6)
Net unrealized gain on investments	4.9	(1.7)	3.2
Total other comprehensive income (loss)	$(27.6)	$(38.5)	$(66.1)

In the first quarter of 2013 and 2012, the noncontrolling interests’ comprehensive income was none and $1.3 million, respectively, which consisted of a net loss of $(.1) million in 2013 and net income of $1.5 million in 2012 and cumulative translation adjustments of $.1 million in 2013 and $(.2) million in 2012.

(5)   Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2013	2012
Dividends declared	$.46	$.41
Dividends paid	$.46	$.41

(6)   A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended January 31
	2013	2012
Net income attributable to Deere & Company	$649.7	$532.9
Less income allocable to participating securities	.1	.2
Income allocable to common stock	$649.6	$532.7
Average shares outstanding	388.4	404.0
Basic per share	$1.67	$1.32

Average shares outstanding	388.4	404.0
Effect of dilutive share-based compensation	4.6	4.4
Total potential shares outstanding	393.0	408.4
Diluted per share	$1.65	$1.30

During the first quarter of 2013 and 2012, 2.5 million shares and 4.4 million shares, respectively, related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)   The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2013	2012
Service cost	$67	$53
Interest cost	110	116
Expected return on plan assets	(194)	(196)
Amortization of actuarial loss	65	52
Amortization of prior service cost	8	10
Settlements/curtailments		1
Net cost	$56	$36

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2013	2012
Service cost	$14	$12
Interest cost	64	71
Expected return on plan assets	(21)	(25)
Amortization of actuarial loss	36	60
Amortization of prior service credit	(1)	(3)
Net cost	$92	$115

During the first quarter of 2013, the Company contributed approximately $24 million to its pension plans and $16 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $506 million to its pension plans and $11 million to its other postretirement benefit plans during the remainder of fiscal year 2013.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)           The Company’s unrecognized tax benefits at January 31, 2013 were $271 million, compared to $265 million at October 31, 2012.  The January 31, 2013 liability consisted of approximately $65 million that would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes to the unrecognized tax benefits for the first three months of 2013 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)           Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2013	2012	Change
Net sales and revenues:
Agriculture and turf	$5,491	$4,724	+16
Construction and forestry	1,302	1,395	-7
Total net sales	6,793	6,119	+11
Financial services	527	548	-4
Other revenues	101	100	+1
Total net sales and revenues	$7,421	$6,767	+10

Operating profit *
Agriculture and turf	$766	$574	+33
Construction and forestry	71	124	-43
Financial services	197	175	+13
Total operating profit	1,034	873	+18
Reconciling items **	(95)	(74)	+28
Income taxes	(289)	(266)	+9
Net income attributable to Deere & Company	$650	$533	+22

Intersegment sales and revenues:
Agriculture and turf net sales	$19	$23	-17
Financial services	45	52	-13

Equipment operations outside the U.S. and Canada:
Net sales	$2,570	$2,528	+2
Operating profit	140	170	-18

	January 31 2013	October 31 2012
Identifiable assets:
Agriculture and turf	$11,236	$10,429	+8
Construction and forestry	3,444	3,365	+2
Financial services	33,646	34,495	-2
Corporate	6,844	7,977	-14
Total assets	$55,170	$56,266	-2

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

An age analysis of past due and non-performing financing receivables in millions of dollars follows:

	January 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$77	$25	$19	$121
Construction and forestry	40	17	9	66
Other:
Agriculture and turf	23	7	3	33
Construction and forestry	11	3	1	15
Total	$151	$52	$32	$235

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$121	$112	$16,546	$16,779
Construction and forestry	66	14	1,591	1,671
Other:
Agriculture and turf	33	10	5,675	5,718
Construction and forestry	15	2	1,094	1,111
Total	$235	$138	$24,906	25,279
Less allowance for credit losses				175
Total financing receivables - net				$25,104

*                     Financing receivables that are 90 days or greater past due and still accruing finance income.

	October 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$60	$25	$17	$102
Construction and forestry	39	18	9	66
Other:
Agriculture and turf	21	6	3	30
Construction and forestry	8	2	2	12
Total	$128	$51	$31	$210

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$102	$117	$16,432	$16,651
Construction and forestry	66	13	1,521	1,600
Other:
Agriculture and turf	30	11	6,464	6,505
Construction and forestry	12	3	1,183	1,198
Total	$210	$144	$25,600	25,954
Less allowance for credit losses				177
Total financing receivables - net				$25,777

*                     Financing receivables that are 90 days or greater past due and still accruing finance income.

	January 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due *	Total Past Due
Retail Notes:
Agriculture and turf	$68	$30	$25	$123
Construction and forestry	38	17	10	65
Other:
Agriculture and turf	19	13	4	36
Construction and forestry	9	4	2	15
Total	$134	$64	$41	$239

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$123	$145	$14,617	$14,885
Construction and forestry	65	15	1,327	1,407
Other:
Agriculture and turf	36	15	4,667	4,718
Construction and forestry	15	3	946	964
Total	$239	$178	$21,557	21,974
Less allowance for credit losses				195
Total financing receivables - net				$21,779

*                 Financing receivables that are 90 days or greater past due and still accruing finance income.

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving Charge Accounts	Other	Total
January 31, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision	1			1
Write-offs	(5)	(4)		(9)
Recoveries	2	4		6
End of period balance *	$108	$40	$27	$175

Financing receivables:
End of period balance	$18,450	$1,799	$5,030	$25,279
Balance individually evaluated **	$11	$1	$1	$13

January 31, 2012
Allowance:
Beginning of period balance	$130	$40	$27	$197
Provision		1		1
Write-offs	(2)	(7)	(1)	(10)
Recoveries	2	6		8
Translation adjustments	(1)			(1)
End of period balance	$129	$40	$26	$195
Balance individually evaluated **	$1			$1

Financing receivables:
End of period balance	$16,292	$1,813	$3,869	$21,974
Balance individually evaluated **	$13		$5	$18

*                      Allowance balance individually evaluated is not significant and remainder is collectively evaluated.

**              Remainder is collectively evaluated.

Financing receivables are considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms.

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 31, 2013
Receivables with specific allowance *	$1	$1		$1
Receivables without a specific allowance **	9	9		9
Total	$10	$10		$10
Agriculture and turf	$6	$6		$6
Construction and forestry	$4	$4		$4

October 31, 2012
Receivables with specific allowance *	$1	$1	$1	$1
Receivables without a specific allowance **	9	9		10
Total	$10	$10	$1	$11
Agriculture and turf	$6	$6	$1	$6
Construction and forestry	$4	$4		$5

January 31, 2012
Receivables with specific allowance *	$4	$4	$1	$4
Receivables without a specific allowance **	10	10		9
Total	$14	$14	$1	$13
Agriculture and turf	$9	$9	$1	$8
Construction and forestry	$5	$5		$5

*                      Finance income recognized was not material.

**              Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first quarter of 2013, the Company identified 26 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.3 million pre-modification and $1.1 million post-modification.  During the first quarter of 2012, there were 52 contracts with $1.1 million pre-modification and $1.0 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At January 31, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $1,970 million, $2,330 million and $1,278 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $1,915 million, $2,262 million and $1,159 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $248 million, $324 million and $354 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $245 million, $310 million and $344 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $898 million, $1,049 million and $1,143 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $885 million, $1,004 million and $1,112 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2013
Carrying value of liabilities	$885
Maximum exposure to loss	898

The total assets of unconsolidated VIEs related to securitizations were approximately $41 billion at January 31, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2013	October 31 2012	January 31 2012
Financing receivables securitized (retail notes)	$3,047	$3,635	$2,695
Allowance for credit losses	(14)	(17)	(14)
Other assets	83	85	94
Total restricted securitized assets	$3,116	$3,703	$2,775

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2013	October 31 2012	January 31 2012
Short-term securitization borrowings	$3,044	$3,575	$2,614
Accrued interest on borrowings	1	1	1
Total liabilities related to restricted securitized assets	$3,045	$3,576	$2,615

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2013, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2013	October 31 2012	January 31 2012
Raw materials and supplies	$2,045	$1,874	$1,850
Work-in-process	815	652	814
Finished goods and parts	4,775	4,065	4,503
Total FIFO value	7,635	6,591	7,167
Less adjustment to LIFO value	1,392	1,421	1,489
Inventories	$6,243	$5,170	$5,678

(13)   The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill - net	385	615	1,000

Translation adjustments	(6)	(29)	(35)

Balance January 31, 2012:
Goodwill	695	586	1,281
Less accumulated impairment losses	316		316
Goodwill - net	$379	$586	$965

Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill - net	337	584	921

Translation adjustments	1	12	13

Balance January 31, 2013:
Goodwill	687	596	1,283
Less accumulated impairment losses	349		349
Goodwill - net	$338	$596	$934

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31
	Years	2013	2012
Amortized intangible assets:
Customer lists and relationships	11	$99	$102
Technology, patents, trademarks and other	17	110	106
Total at cost		209	208
Less accumulated amortization **		114	93
Total		95	115
Unamortized intangible assets:
Licenses		4	4
Other intangible assets - net		$99	$119

*                     Weighted-averages

**             Accumulated amortization at January 31, 2013 and 2012 for customer lists and relationships totaled $64 million and $54 million and technology, patents, trademarks and other totaled $50 million and $39 million, respectively.

The amortization of other intangible assets in the first quarter of 2013 and 2012 was $7 million and $5 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2013 - $16, 2014 - $11, 2015 - $10, 2016 - $9 and 2017 - $8.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $309 million and $238 million at January 31, 2013 and 2012, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended January 31
	2013	2012
Beginning of period balance	$1,025	$892
Payments	(166)	(136)
Amortization of premiums received	(28)	(25)
Accruals for warranties	212	139
Premiums received	44	35
Foreign exchange	4	(10)
End of period balance	$1,091	$895

At January 31, 2013, the Company had approximately $250 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2013, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2013 was approximately five years.

At January 31, 2013, the Company had commitments of approximately $401 million for the construction and acquisition of property and equipment.  Also, at January 31, 2013, the Company had restricted assets of $96 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at January 31, 2013, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2013.

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

(15)   The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2013		October 31, 2012		January 31, 2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value
Financing receivables - net	$22,071	$22,144	$22,159	$22,244	$19,098	$19,096
Financing receivables securitized - net	3,033	3,032	3,618	3,615	2,681	2,679
Short-term securitization borrowings	3,044	3,050	3,575	3,584	2,614	2,624

Long-term borrowings due within one year:
Equipment operations	$197	$197	$195	$194	$242	$233
Financial services	4,505	4,592	4,790	4,871	6,300	6,357
Total	$4,702	$4,789	$4,985	$5,065	$6,542	$6,590
Long-term borrowings:
Equipment operations	$5,465	$6,097	$5,445	$6,237	$3,134	$3,788
Financial services	16,705	16,860	17,008	17,438	13,790	14,123
Total	$22,170	$22,957	$22,453	$23,675	$16,924	$17,911

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31 2013 *	October 31 2012 *	January 31 2012 *

Marketable securities
U.S. government debt securities	$1,096	$1,200	$885
Municipal debt securities	38	38	37
Corporate debt securities	120	110	99
Mortgage-backed securities **	122	122	105
Total marketable securities	1,376	1,470	1,126
Other assets
Derivatives:
Interest rate contracts	557	609	569
Foreign exchange contracts	35	17	8
Cross-currency interest rate contracts	8	11	7
Total assets ***	$1,976	$2,107	$1,710

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$75	$72	$58
Foreign exchange contracts	35	18	86
Cross-currency interest rate contracts	33	59	45
Total liabilities	$143	$149	$189

*                                                      All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,038 million, $1,139 million and $843 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  There were no transfers between Level 1 and Level 2 during the first three months of 2013 and 2012.

**                                              Primarily issued by U.S. government sponsored enterprises.

***                                      Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 31, 2013 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$912	$912
Due after one through five years	168	172
Due after five through 10 years	92	99
Due after 10 years	64	71
Mortgage-backed securities	118	122
Debt securities	$1,354	$1,376

Fair value, nonrecurring Level 3 measurements were not significant in any periods presented.  See financing receivables with specific allowances in Note 10.

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2013, October 31, 2012 and January 31, 2012, was $36 million, $32 million and $13 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of default.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $600 million, $637 million and $584 million as of January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  The amount of collateral received at January 31, 2013, October 31, 2012 and January 31, 2012 to offset this potential maximum loss was $95 million, $102 million and $38 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $91 million, $92 million and $81 million as of January 31, 2013, October 31, 2012 and January 31, 2012, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $3,100 million, $2,850 million and $1,600 million, respectively.  The notional amounts of cross-currency interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $923 million, $923 million and $853 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2013 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax.  These contracts mature in up to 68 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2013, October 31, 2012 and January 31, 2012 were $9,025 million, $9,266 million and $7,892 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  During the first three months of 2013 and 2012, the ineffective portions were a gain of $2 million and a loss of $3 million, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended January 31
	2013	2012
Interest rate contracts *	$(73)	$107
Borrowings **	75	(110)

*                              Includes changes in fair values of interest rate contracts excluding net accrued interest income of $38 million and $41 million during the first three months of 2013 and 2012, respectively.

**                      Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $67 million and $71 million during the first three months of 2013 and 2012, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at January 31, 2013, October 31, 2012 and January 31, 2012 were $4,624 million, $4,400 million and $2,693 million, the foreign exchange contracts were $4,698 million, $3,999 million and $3,253 million and the cross-currency interest rate contracts were $82 million, $78 million and $61 million, respectively.  At January 31, 2013, October 31, 2012 and January 31, 2012, there were also $1,263 million, $1,445 million and $1,505 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2013	October 31 2012	January 31 2012
Designated as hedging instruments:
Interest rate contracts	$493	$536	$494
Cross-currency interest rate contracts	7	10	5
Total designated	500	546	499

Not designated as hedging instruments:
Interest rate contracts	64	73	75
Foreign exchange contracts	35	17	8
Cross-currency interest rate contracts	1	1	2
Total not designated	100	91	85

Total derivatives	$600	$637	$584

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$18	$12	$3
Cross-currency interest rate contracts	31	58	44
Total designated	49	70	47
Not designated as hedging instruments:
Interest rate contracts	57	60	55
Foreign exchange contracts	35	18	86
Cross-currency interest rate contracts	2	1	1
Total not designated	94	79	142
Total derivatives	$143	$149	$189

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended
	OCI	January 31
	Classification	2013	2012
Fair Value Hedges:
Interest rate contracts	Interest	$(35)	$148

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(6)
Foreign exchange contracts	OCI (pretax) *	22	(35)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(5)	(3)
Foreign exchange contracts	Other *	19	(33)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$1	$(2)
Foreign exchange contracts	Cost of sales		2
Foreign exchange contracts	Other *	(51)	10
Total not designated		$(50)	$10

*        Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**      The amount is not significant.

(17)        In December 2012, the Company granted stock options to employees for the purchase of 2.5 million shares of common stock at an exercise price of $86.36 per share and a binomial lattice model fair value of $23.73 per share at the grant date.  At January 31, 2013, options for 17.1 million shares were outstanding with a weighted-average exercise price of $63.55 per share.  The Company also granted 235 thousand restricted stock units to employees in December 2012, of which 91 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $86.36 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $80.73 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $106.75 per unit based on a lattice valuation model excluding dividends.  At January 31, 2013, the Company was authorized to grant an additional 10.2 million shares related to stock option and restricted stock awards.

(18)       SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended January 31, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Net Sales and Revenues
Net sales	$6,792.8	$6,119.0
Finance and interest income	17.5	15.7	$533.8	$511.7
Other income	130.2	118.5	38.1	88.6
Total	6,940.5	6,253.2	571.9	600.3

Costs and Expenses
Cost of sales	5,015.2	4,576.3
Research and development expenses	356.5	312.5
Selling, administrative and general expenses	672.6	609.9	111.7	101.5
Interest expense	69.6	49.4	119.3	154.2
Interest compensation to Financial Services	41.6	40.9
Other operating expenses	35.1	38.2	144.6	170.3
Total	6,190.6	5,627.2	375.6	426.0

Income of Consolidated Group
before Income Taxes	749.9	626.0	196.3	174.3
Provision for income taxes	225.4	210.5	63.7	55.7
Income of Consolidated Group	524.5	415.5	132.6	118.6

Equity in Income (Loss) of Unconsolidated
Subsidiaries and Affiliates
Financial Services	132.9	119.1	.3	.5
Other	(7.8)	(.2)
Total	125.1	118.9	.3	.5
Net Income	649.6	534.4	132.9	119.1
Less: Net income (loss) attributable to noncontrolling interests	(.1)	1.5
Net Income Attributable to Deere & Company	$649.7	$532.9	$132.9	$119.1

*            Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 31 2013	October 31 2012	January 31 2012	January 31 2013	October 31 2012	January 31 2012

Assets

Cash and cash equivalents	$3,176.5	$3,907.9	$2,356.6	$495.6	$744.3	$1,031.7
Marketable securities	1,000.7	1,101.5	803.8	375.0	368.9	322.6
Receivables from unconsolidated subsidiaries and affiliates	1,674.4	1,579.0	1,135.8
Trade accounts and notes receivable - net	1,030.0	1,279.7	847.0	3,850.9	3,333.3	3,187.5
Financing receivables - net	5.2	11.5	5.2	22,065.5	22,147.5	19,093.1
Financing receivables securitized - net				3,032.9	3,617.6	2,680.9
Other receivables	946.2	1,092.4	890.3	355.8	703.6	382.8
Equipment on operating leases - net				2,452.3	2,527.8	2,052.4
Inventories	6,242.7	5,170.0	5,677.7
Property and equipment - net	4,982.3	4,950.5	4,239.8	60.4	61.4	64.0
Investments in unconsolidated subsidiaries and affiliates	4,230.9	4,102.4	3,580.0	9.4	8.7	8.0
Goodwill	934.0	921.2	964.9
Other intangible assets - net	94.5	101.0	115.4	4.0	4.0	4.0
Retirement benefits	17.4	14.9	28.4	43.1	44.6	27.0
Deferred income taxes	3,531.4	3,497.3	3,083.9	48.8	50.3	73.6
Other assets	610.0	582.9	513.4	852.3	883.5	889.8
Total Assets	$28,476.2	$28,312.2	$24,242.2	$33,646.0	$34,495.5	$29,817.4

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,126.6	$424.8	$1,454.9	$6,205.1	$5,967.7	$7,051.5
Short-term securitization borrowings				3,043.9	3,574.8	2,613.8
Payables to unconsolidated subsidiaries and affiliates	70.5	135.2	113.5	1,629.7	1,519.3	1,087.2
Accounts payable and accrued expenses	6,559.1	7,679.0	6,030.0	1,618.9	2,129.9	1,516.1
Deferred income taxes	98.3	93.3	90.0	339.8	338.3	340.7
Long-term borrowings	5,464.9	5,444.9	3,133.5	16,705.3	17,008.2	13,790.5
Retirement benefits and other liabilities	7,671.3	7,673.0	6,641.1	64.5	61.2	55.6
Total liabilities	20,990.7	21,450.2	17,463.0	29,607.2	30,599.4	26,455.4

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2013 – 536,431,204)	3,434.3	3,352.2	3,276.8	1,871.3	1,834.7	1,591.0
Common stock in treasury	(8,817.2)	(8,813.8)	(7,656.6)
Retained earnings	17,346.1	16,875.2	14,887.1	2,061.3	1,958.3	1,635.5
Accumulated other comprehensive income (loss)	(4,479.5)	(4,571.5)	(3,743.9)	106.2	103.1	135.5
Total Deere & Company stockholders’ equity	7,483.7	6,842.1	6,763.4	4,038.8	3,896.1	3,362.0
Noncontrolling interests	1.8	19.9	15.8
Total stockholders’ equity	7,485.5	6,862.0	6,779.2	4,038.8	3,896.1	3,362.0
Total Liabilities and Stockholders’ Equity	$28,476.2	$28,312.2	$24,242.2	$33,646.0	$34,495.5	$29,817.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net income	$649.6	$534.4	$132.9	$119.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(1.2)	(2.0)	.7	1.2
Provision for depreciation and amortization	185.3	158.9	117.3	104.9
Undistributed earnings of unconsolidated subsidiaries and affiliates	(87.0)	(92.8)	(.3)	(.5)
Provision (credit) for deferred income taxes	(23.7)	(32.2)	3.0	3.9
Changes in assets and liabilities:
Trade receivables	253.8	227.5
Insurance receivables			338.0	(5.8)
Inventories	(1,081.8)	(1,371.1)
Accounts payable and accrued expenses	(1,028.1)	(691.8)	(370.4)	(68.5)
Accrued income taxes payable/receivable	161.7	143.0	(15.2)	17.5
Retirement benefits	91.4	97.4	4.8	4.1
Other	(129.2)	(126.9)	(3.4)	(16.3)
Net cash provided by (used for) operating activities	(1,009.2)	(1,155.6)	207.4	159.6

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			4,668.8	4,335.1
Proceeds from maturities and sales of marketable securities	200.0		15.4	8.2
Proceeds from sales of equipment on operating leases			249.4	222.3
Proceeds from sales of businesses, net of cash sold		6.9
Cost of receivables acquired (excluding trade and wholesale)			(4,235.5)	(3,753.1)
Purchases of marketable securities	(99.8)	(301.5)	(25.4)	(41.3)
Purchases of property and equipment	(293.3)	(268.5)	(.7)	(.7)
Cost of equipment on operating leases acquired			(315.5)	(223.7)
Increase in trade and wholesale receivables			(324.5)	(147.9)
Other	(40.1)	4.4	(36.0)	(102.9)
Net cash provided by (used for) investing activities	(233.2)	(558.7)	(4.0)	296.0

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	708.0	940.2	(16.1)	(458.4)
Change in intercompany receivables/payables	(96.3)	513.6	96.3	(513.6)
Proceeds from long-term borrowings	44.0		833.8	1,410.2
Payments of long-term borrowings	(17.6)	(4.6)	(1,361.9)	(310.4)
Proceeds from issuance of common stock	117.6	18.9
Repurchases of common stock	(96.4)	(387.9)
Dividends paid	(178.7)	(167.8)	(30.0)	(25.0)
Excess tax benefits from share-based compensation	35.4	10.6
Other	(16.5)	(4.5)	32.7	14.3
Net cash provided by (used for) financing activities	499.5	918.5	(445.2)	117.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.5	(35.1)	(6.9)	(.7)
Net Increase (Decrease) in Cash and Cash Equivalents	(731.4)	(830.9)	(248.7)	572.0
Cash and Cash Equivalents at Beginning of Period	3,907.9	3,187.5	744.3	459.7
Cash and Cash Equivalents at End of Period	$3,176.5	$2,356.6	$495.6	$1,031.7

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher for 2013.  Industry sales in the European Union (EU)27 nations of Western and Central Europe are expected to decrease about 5 percent.  South American industry sales are projected to increase 10 to 15 percent.  Industry sales in the Commonwealth of Independent States are expected to be down slightly in 2013, while Asian sales are projected to be slightly higher.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same in 2013.  The Company’s agriculture and turf segment sales increased 16 percent for the first quarter of 2013 and are forecast to increase by about 6 percent for fiscal year 2013.  Construction equipment markets reflect a cautious outlook for U.S. economic growth and higher international sales, while forestry markets are expected to be about the same in 2013.  The Company’s construction and forestry sales decreased 7 percent in the first quarter of 2013 and are forecast to rise by about 3 percent for 2013.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $540 million in 2013.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions, trade agreements, the availability of credit for the Company’s customers and suppliers, general economic conditions and financial regulatory reform.  Extreme weather in the world’s growing regions and significant volatility in the price of many commodities could also impact the Company’s results.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s investment in new products and additional capacity will help it capitalize on the world’s growing need for food, shelter and infrastructure in the years ahead.  The near term outlook, however, is tempered by uncertainties over fiscal, economic and trade issues.

2013 Compared with 2012

Net income attributable to Deere & Company was $649.7 million, or $1.65 per share, for the first quarter of 2013, compared with $532.9 million, or $1.30 per share, for the same period last year.  Worldwide net sales and revenues for the first quarter increased 10 percent to $7,421 million, compared with $6,767 million in 2012.  Net sales of the equipment operations rose 11 percent to $6,793 million for the first quarter of 2013, compared with $6,119 million a year ago, which included price increases of 3 percent and an unfavorable currency translation effect of 1 percent.  Equipment net sales in the U.S. and Canada increased 18 percent for the first quarter.  Net sales outside the U.S. and Canada increased 2 percent for the first quarter, including an unfavorable currency translation effect of 3 percent.

The Company’s equipment operations reported operating profit of $837 million for the first quarter, compared with $698 million for the same period last year.  Results benefited from higher shipment volumes and price realization.  These factors were partially offset by increases in production costs, selling, administrative and general expenses, warranty costs and research and development expenses.  The increased production costs related primarily to manufacturing overhead expenses in support of growth, new products and engine emission requirements.  Net income of the Company’s equipment operations was $525 million for the first quarter of 2013, compared with $416 million last year.  The same operating factors mentioned above, along with a lower effective tax rate and increased interest expense, affected the quarterly results.

The Company’s financial services operations reported net income attributable to Deere & Company of $132.9 million for the first quarter of 2013, compared with $119.1 million last year.  The improvement was primarily related to growth in the credit portfolio and higher crop insurance margins, partially offset by increased selling, administrative and general expenses.  In addition, last year’s results benefited from revenue related to wind energy credits.

Business Segment Results

•                                Agriculture and Turf.  Segment sales increased 16 percent for the first quarter of 2013 largely due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation.  Operating profit was $766 million, compared with $574 million for the same quarter last year.  The improvement was primarily due to higher shipment volumes and price realization.  These factors were partially offset by increases in selling, administrative and general expenses, warranty costs, production costs and research and development expenses.

•                               Construction and Forestry.  Segment sales decreased 7 percent.  Operating profit for the first quarter was $71 million, compared with $124 million a year ago.  The reduced operating profit was primarily due to lower shipment volumes.  In addition, higher production costs, an unfavorable product mix, as well as increases in research and development expenses and selling, administrative and general expenses were offset by price realization.

•                                Financial Services.  The operating profit of the financial services segment was $197 million for the first quarter of 2013, compared with $175 million in the same period last year.  The increase was primarily related to growth in the credit portfolio and higher crop insurance margins, partially offset by increased selling, administrative and general expenses.  In addition, last year’s results benefited from revenue related to wind energy credits.  Total financial services revenues, including intercompany revenues, decreased 5 percent to $572 million in the current quarter from $600 million in the first quarter of 2012.  The average balance of receivables and leases financed was 16 percent higher in the first quarter, compared with the same period last year.  Interest expense decreased 23 percent in the first quarter, compared with last year, primarily as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 2.74 to 1 for the first quarter this year, compared with 2.18 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2013 and 2012 were 73.8 percent and 74.8 percent, respectively.  The decrease was primarily due to improved price realization, partially offset by higher production and warranty costs.

Finance and interest income increased due to a larger average credit portfolio, partially offset by lower average finance rates.  Other income decreased due to reduced crop insurance premiums this year and revenue from wind energy credits earned in the first quarter of last year.  Research and development costs increased primarily due to increased spending in support of new products and more stringent engine emission requirements.  Selling, administrative and general expenses increased primarily due to growth.  Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses decreased primarily due to lower crop insurance claims.

Market Conditions and Outlook

Company equipment sales are projected to increase about 6 percent for fiscal year 2013 and about 4 percent for the second quarter, compared with the same periods of 2012.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,300 million.

•                                Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 6 percent for fiscal year 2013.  Relatively high commodity prices and strong farm incomes are expected to continue supporting a favorable level of demand for farm machinery during the year.  The Company’s sales are expected to see further benefit from global expansion and a number of advanced new products.

Industry farm machinery sales in the U.S. and Canada are forecast to be about the same to 5 percent higher in relation to the healthy levels in fiscal year 2012.  Caution in the U.S. livestock sector is expected to partly offset continued strength in demand for large equipment such as high-horsepower tractors and combines.

Fiscal year industry sales in the EU27 are forecast to decrease about 5 percent due to weakness in the overall economy and a poor harvest in the U.K.  In South America, industry sales for the year are projected to increase 10 to 15 percent as a result of strong market conditions in Brazil.  Industry sales in the Commonwealth of Independent States are expected to be down slightly from 2012, while Asian sales are projected to be slightly higher due to some strengthening in the Chinese economy.

In the U.S. and Canada, industry sales of turf and utility equipment are expected to be approximately the same for 2013, reflecting a continuation of cautious consumer sentiment.  The Company’s sales are expected to increase more than the industry due to the impact of the new products.

•                                Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 3 percent for 2013.  The increase reflects a cautious outlook for U.S. economic growth, higher international sales of construction equipment and sales in world forestry markets remaining approximately the same.  In the forestry sector, further weakness in European markets is expected to offset higher U.S. demand.

•                                Financial Services.  Fiscal year 2013 net income attributable to Deere & Company for the financial services segment is expected to be approximately $540 million.  The forecast improvement from 2012 is primarily due to an expected growth in the credit portfolio and lower crop insurance claims.  These factors are projected to be partially offset by an increase in the provision for credit losses.  Though higher than in 2012, the provision is anticipated to remain below its historical average.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity and bond markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies and tariffs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4, Final Tier 4 and Stage IIIb non-road diesel emission requirements), carbon and other greenhouse gas emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

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

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2013 were $1,249 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions and a decrease in insurance receivables.  Cash inflows from investing activities were $217 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $460 million and proceeds from maturities and sales of marketable securities exceeding purchases by $90 million, partially offset by purchases of property and equipment of $294 million.  Cash inflows from financing activities were $48 million in the first three months of 2013, primarily due to an increase in borrowings of $190 million and proceeds from issuance of common stock of $118 million (resulting from the exercise of stock options), which were partially offset by dividends paid of $179 million and repurchases of common stock of $96 million.  Cash and cash equivalents decreased $980 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2012 were $1,227 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions.  Cash outflows from investing activities were $36 million in the first three months of last year, primarily due to purchases exceeding maturities and sales of marketable securities by $335 million, purchases of property and equipment of $269 million and other miscellaneous investing activities, which were partially offset by collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $639 million.  Cash inflows from financing activities were $1,040 million in the first three months of 2012, primarily due to an increase in borrowings of $1,577 million and from proceeds from issuance of common stock of $19 million (resulting from the exercise of stock options), which were partially offset by repurchases of common stock of $388 million and dividends paid of $168 million.  Cash and cash equivalents decreased $259 million during the first quarter last year.

Given the continued uncertainty in the global economy, there has been a reduction in liquidity in some global markets that continues to affect the funding activities of the Company.  However, the Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2013, October 31, 2012 and January 31, 2012 was $2,528 million, $1,207 million and $1,910 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,048 million, $6,123 million and $4,515 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $572 million, $628 million and $656 million at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $5,112 million at January 31, 2013, $2,472 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2013 were a long-term credit facility agreement of $2,750 million, expiring in April 2015, and a long-term credit facility agreement of $1,500 million, expiring in April 2017.  In February 2013, the Company revised its credit facility agreements, which increased its lines of credit by $1,000 million.  The credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2013 was $8,416 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $15,629 million at January 31, 2013.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $127 million during the first three months of 2013 and $593 million, compared to a year ago, primarily due to higher overall demand.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 12 percent at January 31, 2013, compared to 11 percent at October 31, 2012 and 11 percent at January 31, 2012.  Agriculture and turf trade receivables increased

$615 million and construction and forestry receivables decreased $22 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at January 31, 2013, 2 percent at October 31, 2012 and 3 percent at January 31, 2012.

Deere & Company stockholders’ equity was $7,484 million at January 31, 2013, compared with $6,842 million at October 31, 2012 and $6,763 million at January 31, 2012.  The increase of $642 million during the first quarter of 2013 resulted primarily from net income attributable to Deere & Company of $650 million, an increase in common stock of $82 million, a change in the retirement benefits adjustment of $70 million and a change in cumulative translation adjustment of $20 million, which were partially offset by dividends declared of $179 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2013 was $1,009 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions.

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

Trade receivables held by the equipment operations decreased $250 million during the first three months and increased $183 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,073 million during the first three months, primarily due to a seasonal increase and the higher overall level of production and sales.  Inventories increased $565 million, compared to a year ago, primarily due to the higher production and sales.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at January 31, 2013, compared to 26 percent at October 31, 2012 and 32 percent at January 31, 2012.

Total interest-bearing debt of the equipment operations was $6,952 million at January 31, 2013, compared with $5,870 million at the end of fiscal year 2012 and $4,588 million at January 31, 2012.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 47 percent, 46 percent and 40 percent at January 31, 2013, October 31, 2012 and January 31, 2012, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2013 were $293 million, compared with $269 million in the first quarter last year.  Capital expenditures for the equipment operations in 2013 are estimated to be approximately $1,300 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

During the first quarter of 2013, the cash provided by operating activities was used for investing and financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $207 million in the current quarter.  Cash used for investing activities totaled $4 million in the first three months of 2013 primarily due to an increase in trade and wholesale receivables of $325 million, other miscellaneous investing activities of $36 million and purchases exceeding maturities and sales of marketable securities by $10 million, mostly offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $367 million.  Cash used for financing activities totaled $445 million, resulting primarily from a decrease in external borrowings of $544 million and dividends paid to Deere & Company of $30 million, partially offset by an increase in borrowings from Deere & Company of $96 million.  Cash and cash equivalents decreased $249 million in the current quarter.

During the first quarter of 2012, the cash provided by operating, investing and financing activities was used primarily to increase cash and cash equivalents.  Cash flows provided by operating activities, including intercompany cash flows, were $160 million in the first quarter last year.  Cash provided by investing activities totaled $296 million in the first three months of 2012 primarily due to the collection of receivables (excluding trade and wholesale) exceeding the cost of these receivables by $582 million, partially offset by an increase in trade and wholesale receivables of $148 million, purchases exceeding maturities and sales of marketable securities by $33 million and other miscellaneous investing activities.  Cash provided by financing activities totaled $117 million, resulting primarily from an increase in external borrowings of $641 million, partially offset by a decrease in payables to the equipment operations of $514 million and dividends paid to the equipment operations of $25 million.  Cash and cash equivalents increased $572 million in the first quarter of 2012.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2013, total receivables and leases decreased $225 million, primarily due to seasonal payments on revolving charge accounts.  In the past 12 months, receivables and leases increased $4,388 million.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 14 percent higher in the first three months of 2013, compared with the same period last year, as volumes of operating leases, financing leases, retail notes and revolving charge accounts were higher, while volumes of operating loans were lower due to lower market coverage.  The amount of total trade receivables and wholesale notes also increased, compared to October 31, 2012 and January 31, 2012.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $31,519 million at January 31, 2013, compared with $31,746 million at October 31, 2012 and $27,175 million at January 31, 2012.  At January 31, 2013, the unpaid balance of all receivables administered but not owned was $118 million, compared with $120 million at October 31, 2012 and $161 million at January 31, 2012.

Total external interest-bearing debt of the financial services operations was $25,954 million at January 31, 2013, compared with $26,551 million at the end of fiscal year 2012 and $23,456 million at January 31, 2012.  Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 6.8 to 1 at January 31, 2013, compared with 7.2 to 1 at October 31, 2012 and 7.3 to 1 at January 31, 2012.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  During November 2012, the agreement was renewed and the total capacity, or “financing limit,” was increased to $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2013, $1,129 million of secured short-term borrowings was outstanding under the agreement.

During the first three months of 2013, the financial services operations retired $531 million of retail note securitization borrowings.  During the first three months of 2013, the financial services operations also issued $834 million and retired $1,362 million of long-term borrowings.  The long-term retirements included $650 million of 5.10% Debentures due in January 2013.  The remaining issuances and retirements were primarily medium-term notes.

Dividend and Other Events

The Company’s Board of Directors at its meeting on February 27, 2013 declared a quarterly dividend of $.51 per share payable May 1, 2013, to stockholders of record on March 28, 2013.  The new quarterly rate represents an increase of 5 cents per share over the previous level, an increase of approximately 11 percent.

In February 2013, the Company’s financial services operations entered into a retail note securitization transaction resulting in securitization borrowings of approximately $500 million.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.                            CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of January 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the 1934 Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings

See Note 14 to the Interim Financial Statements.

Item 1A.       Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).  There has been no material change in this information.  The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company.  Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results.  One should not consider the risk factors to be a complete discussion of risks, uncertainties and assumptions.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2013 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	622	$85.18	622	26.1

Dec 1 to Dec 31	233	85.37	230	25.8

Jan 1 to Jan 31	261	90.00	261	25.6

Total	1,116		1,113

(1)      During the first quarter of 2013, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under this plan was based on the end of the first quarter closing share price of $93.47 per share.  At the end of the first quarter of 2013, $2,392 million of common stock remain to be purchased under the plan.

(2)      In November 2012, approximately .1 thousand shares were purchased from a plan participant to exercise certain stock option awards.  All the shares were valued at the market price of $83.96.

In December 2012, approximately 3 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards.  All the shares were valued at the weighted-average market price of $85.08.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                            Mine Safety Disclosures

Not applicable.

Item 5.                            Other Information

In the first quarter of 2013, the Company adopted FASB ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income.  This ASU requires the presentation of total comprehensive income, total net income and the components of net income and comprehensive income either in a single continuous statement or in two separate statements but consecutive statements.  Total comprehensive income for the years ended October 31 is presented below in millions of dollars:

	2012	2011	2010	2009	2008

Net Income	$3,071.6	$2,807.8	$1,874.3	$872.9	$2,053.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(623.6)	(338.4)	158.0	(2,536.6)	(305.3)
Cumulative translation adjustment	(270.0)	17.8	35.7	327.4	(406.8)
Unrealized gain (loss) on derivatives	(5.1)	20.9	14.9	(4.0)	(32.5)
Unrealized gain (loss) on investments	4.9	1.3	5.0	7.8	(6.0)

Other Comprehensive Income (Loss), Net of Income Taxes	(893.8)	(298.4)	213.6	(2,205.4)	(750.6)

Comprehensive Income (Loss) of Consolidated Group	2,177.8	2,509.4	2,087.9	(1,332.5)	1,303.1
Less: Comprehensive income attributable to noncontrolling interests	6.6	7.9	9.2		.1

Comprehensive Income (Loss) Attributable to Deere & Company	$2,171.2	$2,501.5	$2,078.7	$(1,332.5)	$1,303.0

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

DEERE & COMPANY

Date:	February 28, 2013	By:	/s/ R. Kalathur
R. Kalathur
Senior Vice President,
Principal Financial Officer
and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 8-K of registrant dated February 26, 2010*)

4	Not applicable

10.1

First Amendment, dated February 25, 2013, to the Multi-Year Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 27, 2012

10.2

2018 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 25, 2013

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