Form 10-Q
period 2013-04-30
DEERE & CO
filed 2013-05-30
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

At April 30, 2013, 388,044,422 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 50

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2013 and 2012
(In millions of dollars and shares except per share amounts) Unaudited

	2013	2012
Net Sales and Revenues
Net sales	$10,265.0	$9,404.6
Finance and interest income	512.2	483.9
Other income	136.3	120.1
Total	10,913.5	10,008.6

Costs and Expenses
Cost of sales	7,482.2	6,834.5
Research and development expenses	376.8	352.0
Selling, administrative and general expenses	956.3	881.4
Interest expense	191.0	195.7
Other operating expenses	163.4	148.0
Total	9,169.7	8,411.6

Income of Consolidated Group before Income Taxes	1,743.8	1,597.0
Provision for income taxes	666.4	541.3
Income of Consolidated Group	1,077.4	1,055.7
Equity in income of unconsolidated affiliates	6.9	2.4
Net Income	1,084.3	1,058.1
Less: Net income attributable to noncontrolling interests	.1	1.9
Net Income Attributable to Deere & Company	$1,084.2	$1,056.2

Per Share Data
Basic	$2.79	$2.64
Diluted	$2.76	$2.61

Average Shares Outstanding
Basic	389.2	400.2
Diluted	393.1	404.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 30, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Net Income	$1,084.3	$1,058.1

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	81.0	111.3
Cumulative translation adjustment	(59.8)	(43.7)
Unrealized gain on derivatives	2.0	1.8
Unrealized gain on investments	2.3	.2
Other Comprehensive Income, Net of Income Taxes	25.5	69.6

Comprehensive Income of Consolidated Group	1,109.8	1,127.7
Less: Comprehensive income attributable to noncontrolling interests	.1	1.9
Comprehensive Income Attributable to Deere & Company	$1,109.7	$1,125.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2013 and 2012
(In millions of dollars and shares except per share amounts) Unaudited

	2013	2012
Net Sales and Revenues
Net sales	$17,057.9	$15,523.6
Finance and interest income	1,013.2	959.0
Other income	263.9	292.5
Total	18,335.0	16,775.1

Costs and Expenses
Cost of sales	12,497.0	11,410.4
Research and development expenses	733.3	664.5
Selling, administrative and general expenses	1,737.9	1,590.5
Interest expense	371.1	387.8
Other operating expenses	305.8	324.6
Total	15,645.1	14,377.8

Income of Consolidated Group before Income Taxes	2,689.9	2,397.3
Provision for income taxes	955.3	807.4
Income of Consolidated Group	1,734.6	1,589.9
Equity in income (loss) of unconsolidated affiliates	(.6)	2.6
Net Income	1,734.0	1,592.5
Less: Net income attributable to noncontrolling interests	.1	3.4
Net Income Attributable to Deere & Company	$1,733.9	$1,589.1

Per Share Data
Basic	$4.46	$3.95
Diluted	$4.41	$3.91

Average Shares Outstanding
Basic	388.7	402.1
Diluted	393.0	406.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 30, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Net Income	$1,734.0	$1,592.5

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	151.1	181.7
Cumulative translation adjustment	(39.6)	(179.8)
Unrealized gain (loss) on derivatives	5.8	(1.8)
Unrealized gain on investments	.2	3.4
Other Comprehensive Income, Net of Income Taxes	117.5	3.5

Comprehensive Income of Consolidated Group	1,851.5	1,596.0
Less: Comprehensive income attributable to noncontrolling interests	.1	3.2
Comprehensive Income Attributable to Deere & Company	$1,851.4	$1,592.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2013	2012	2012
Assets
Cash and cash equivalents	$3,651.4	$4,652.2	$3,019.8
Marketable securities	1,399.0	1,470.4	1,338.9
Receivables from unconsolidated affiliates	52.4	59.7	66.9
Trade accounts and notes receivable - net	5,398.9	3,799.1	5,039.2
Financing receivables - net	22,744.9	22,159.1	19,452.7
Financing receivables securitized - net	3,788.3	3,617.6	3,116.0
Other receivables	1,149.9	1,790.9	1,089.2
Equipment on operating leases - net	2,575.5	2,527.8	2,168.0
Inventories	6,173.0	5,170.0	6,112.4
Property and equipment - net	5,114.0	5,011.9	4,387.6
Investments in unconsolidated affiliates	230.0	215.0	233.7
Goodwill	922.9	921.2	965.3
Other intangible assets - net	93.8	105.0	114.2
Retirement benefits	35.8	20.2	30.3
Deferred income taxes	3,373.2	3,280.4	2,944.6
Other assets	1,452.1	1,465.3	1,326.5
Total Assets	$58,155.1	$56,265.8	$51,405.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,414.0	$6,392.5	$7,910.0
Short-term securitization borrowings	3,788.4	3,574.8	3,033.3
Payables to unconsolidated affiliates	143.3	135.2	189.6
Accounts payable and accrued expenses	8,132.8	8,988.9	7,631.4
Deferred income taxes	158.6	164.4	164.8
Long-term borrowings	21,752.9	22,453.1	18,719.4
Retirement benefits and other liabilities	7,498.3	7,694.9	6,360.8
Total liabilities	49,888.3	49,403.8	44,009.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2013 – 536,431,204)	3,474.4	3,352.2	3,298.9
Common stock in treasury	(8,987.0)	(8,813.8)	(8,005.1)
Retained earnings	18,231.5	16,875.2	15,759.4
Accumulated other comprehensive income (loss)	(4,454.0)	(4,571.5)	(3,674.3)
Total Deere & Company stockholders’ equity	8,264.9	6,842.1	7,378.9
Noncontrolling interests	1.9	19.9	17.1
Total stockholders’ equity	8,266.8	6,862.0	7,396.0
Total Liabilities and Stockholders’ Equity	$58,155.1	$56,265.8	$51,405.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012
Cash Flows from Operating Activities
Net income	$1,734.0	$1,592.5
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	8.5	11.6
Provision for depreciation and amortization	554.4	498.7
Share-based compensation expense	45.0	37.7
Undistributed earnings of unconsolidated affiliates	9.1	(4.8)
Credit for deferred income taxes	(103.8)	(124.1)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(2,030.0)	(1,554.1)
Insurance receivables	462.0	81.4
Inventories	(1,235.1)	(2,019.9)
Accounts payable and accrued expenses	(665.0)	(109.0)
Accrued income taxes payable/receivable	97.4	250.7
Retirement benefits	16.8	(35.3)
Other	(49.7)	(152.7)
Net cash used for operating activities	(1,156.4)	(1,527.3)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	7,780.6	7,094.4
Proceeds from maturities and sales of marketable securities	528.0	15.8
Proceeds from sales of equipment on operating leases	506.4	418.8
Proceeds from sales of businesses, net of cash sold		20.2
Cost of receivables acquired (excluding receivables related to sales)	(8,224.1)	(7,373.3)
Purchases of marketable securities	(460.4)	(570.3)
Purchases of property and equipment	(503.6)	(513.1)
Cost of equipment on operating leases acquired	(518.7)	(319.0)
Other	(87.0)	(102.1)
Net cash used for investing activities	(978.8)	(1,328.6)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,341.6	1,297.6
Proceeds from long-term borrowings	2,470.5	4,056.8
Payments of long-term borrowings	(2,175.1)	(2,035.6)
Proceeds from issuance of common stock	149.7	28.9
Repurchases of common stock	(288.0)	(746.3)
Dividends paid	(357.6)	(333.0)
Excess tax benefits from share-based compensation	43.1	14.4
Other	(33.0)	(28.3)
Net cash provided by financing activities	1,151.2	2,254.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.8)	(26.0)

Net Decrease in Cash and Cash Equivalents	(1,000.8)	(627.4)
Cash and Cash Equivalents at Beginning of Period	4,652.2	3,647.2
Cash and Cash Equivalents at End of Period	$3,651.4	$3,019.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2012 and 2013

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2011	$6,814.9	$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	1,592.5			1,589.1		3.4
Other comprehensive income (loss)	3.5				3.7	(.2)
Repurchases of common stock	(746.3)		(746.3)
Treasury shares reissued	34.0		34.0
Dividends declared	(349.9)			(349.2)		(.7)
Stock options and other	47.3	47.2		.1
Balance April 30, 2012	$7,396.0	$3,298.9	$(8,005.1)	$15,759.4	$(3,674.3)	$17.1

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income	1,734.0			1,733.9		.1
Other comprehensive income	117.5				117.5
Repurchases of common stock	(288.0)		(288.0)
Treasury shares reissued	114.8		114.8
Dividends declared	(385.0)			(377.5)		(7.5)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	122.1	122.2		(.1)
Balance April 30, 2013	$8,266.8	$3,474.4	$(8,987.0)	$18,231.5	$(4,454.0)	$1.9

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

Financial Services – Includes primarily the Company’s financing operations.

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

The assets and liabilities of this supplier VIE in previous periods consisted of the following in millions of dollars:

	October 31 2012	April 30 2012
Cash and cash equivalents	$26	$17
Intercompany receivables	7	18
Inventories	25	42
Property and equipment - net	2	3
Other assets	5	9
Total assets	$65	$89

Short-term borrowings	$5	$3
Accounts payable and accrued expenses	48	78
Total liabilities	$53	$81

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $219 million and $214 million in the first six months of 2013 and 2012, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $128 million and $45 million at April 30, 2013 and 2012, respectively.

(3)                    New accounting standards adopted in the first six months of 2013 were as follows:

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

(4)                    Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.  The items included in other comprehensive income (loss) and the related tax effects in millions of dollars follow:

Three Months Ended April 30, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$126.8	$(45.8)	$81.0
Cumulative translation adjustment	(58.3)	(1.5)	(59.8)
Net unrealized gain on derivatives	2.9	(.9)	2.0
Net unrealized gain on investments	3.6	(1.3)	2.3
Total other comprehensive income	$75.0	$(49.5)	$25.5

Three Months Ended April 30, 2012
Net unrealized gain on retirement benefits adjustment	$178.1	$(66.8)	$111.3
Cumulative translation adjustment	(43.3)	(.4)	(43.7)
Net unrealized gain on derivatives	2.9	(1.1)	1.8
Net unrealized gain on investments	.3	(.1)	.2
Total other comprehensive income	$138.0	$(68.4)	$69.6

In the second quarter of 2013 and 2012, the noncontrolling interests’ comprehensive income was $.1 million and $1.9 million, respectively, which consisted of net income of $.1 million in 2013 and $1.9 million in 2012.

Six Months Ended April 30, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$239.0	$(87.9)	$151.1
Cumulative translation adjustment	(45.2)	5.6	(39.6)
Net unrealized gain on derivatives	8.7	(2.9)	5.8
Net unrealized gain on investments	.2		.2
Total other comprehensive income	$202.7	$(85.2)	$117.5

Six Months Ended April 30, 2012
Net unrealized gain on retirement benefits adjustment	$292.4	$(110.7)	$181.7
Cumulative translation adjustment	(184.6)	4.8	(179.8)
Net unrealized loss on derivatives	(2.6)	.8	(1.8)
Net unrealized gain on investments	5.2	(1.8)	3.4
Total other comprehensive income	$110.4	$(106.9)	$3.5

In the first six months of 2013 and 2012, the noncontrolling interests’ comprehensive income was $.1 million and $3.2 million, respectively, which consisted of net income of $.1 million in 2013 and $3.4 million in 2012 and cumulative translation adjustments of none in 2013 and $(.2) million in 2012.

(5)                    Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012

Dividends declared	$ .51	$ .46	$ .97	$ .87
Dividends paid	$ .46	$ .41	$ .92	$ .82

(6)                    A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Net income attributable to Deere & Company	$1,084.2	$1,056.2	$1,733.9	$1,589.1
Less income allocable to participating securities	.3	.3	.4	.5
Income allocable to common stock	$1,083.9	$1,055.9	$1,733.5	$1,588.6
Average shares outstanding	389.2	400.2	388.7	402.1
Basic per share	$2.79	$2.64	$4.46	$3.95

Average shares outstanding	389.2	400.2	388.7	402.1
Effect of dilutive share-based compensation	3.9	4.5	4.3	4.5
Total potential shares outstanding	393.1	404.7	393.0	406.6
Diluted per share	$2.76	$2.61	$4.41	$3.91

During the second quarter and first six months of 2013, 2.5 million shares in both periods were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.  During the second quarter and first six months of 2012, 4.3 million shares in both periods were excluded from the diluted per share computation.

(7)                    The Company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Service cost	$69	$56	$136	$109
Interest cost	112	117	222	233
Expected return on plan assets	(196)	(197)	(390)	(393)
Amortization of actuarial loss	63	48	128	100
Amortization of prior service cost	8	11	16	21
Settlements/curtailments	1	1	1	2
Net cost	$57	$36	$113	$72

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Service cost	$15	$11	$29	$23
Interest cost	63	69	127	140
Expected return on plan assets	(21)	(25)	(42)	(50)
Amortization of actuarial loss	34		70	60
Amortization of prior service credit	(1)	(5)	(2)	(8)
Net cost	$90	$50	$182	$165

For fiscal year 2012, the participants in one of the Company’s postretirement health care plans became “almost all” inactive as described by the applicable accounting standards due to additional retirements.  As a result, beginning in 2012, the net actuarial loss for this plan in the table above was amortized over the longer period for the average remaining life expectancy of the inactive participants rather than the average remaining service period of the active participants.

During the first six months of 2013, the Company contributed approximately $249 million to its pension plans and $17 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $292 million to its pension plans and $11 million to its other postretirement benefit plans in the remainder of fiscal year 2013.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)                    The Company’s unrecognized tax benefits at April 30, 2013 were $247 million, compared to $265 million at October 31, 2012.  The liability at April 30, 2013 consisted of approximately $60 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits in the first six months of 2013 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

In March 2013, the Company changed the corporate structure of most of its German operations from a branch to a subsidiary of Deere & Company.  The change provides the Company increased flexibility and efficiency in funding growth in international operations.  As a result, the tax status of these operations has changed.  Formerly, as a branch these earnings were taxable in the U.S. as earned.  As a subsidiary, these earnings will now be taxable in the U.S. if they are distributed to Deere & Company as dividends, which is the same as the Company’s other foreign subsidiaries.  The earnings of the new German subsidiary remain taxable in Germany.  Due to the change in tax status and the expectation that the German subsidiary’s earnings are indefinitely reinvested, the deferred tax assets and liabilities related to U.S. taxable temporary differences for the previous German branch were written off.  The effect of this write-off was a decrease in net deferred tax assets and a charge to the income tax provision of $56 million during the second fiscal quarter of 2013.

(9)         Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2013	2012	% Change	2013	2012	% Change
Net sales and revenues:
Agriculture and turf	$8,691	$7,735	+12	$14,182	$12,459	+14
Construction and forestry	1,574	1,670	-6	2,876	3,065	-6
Total net sales	10,265	9,405	+9	17,058	15,524	+10
Financial services	536	488	+10	1,063	1,036	+3
Other revenues	113	116	-3	214	215
Total net sales and revenues	$10,914	$10,009	+9	$18,335	$16,775	+9
Operating profit: *
Agriculture and turf	$1,582	$1,403	+13	$2,347	$1,977	+19
Construction and forestry	81	119	-32	153	243	-37
Financial services	198	175	+13	395	350	+13
Total operating profit	1,861	1,697	+10	2,895	2,570	+13
Reconciling items **	(111)	(100)	+11	(206)	(174)	+18
Income taxes	(666)	(541)	+23	(955)	(807)	+18
Net income attributable to Deere & Company	$1,084	$1,056	+3	$1,734	$1,589	+9
Intersegment sales and revenues:
Agriculture and turf net sales	$17	$23	-26	$36	$46	-22
Construction and forestry net sales				1	1
Financial services	58	66	-12	104	119	-13

Equipment operations outside the U.S. and Canada:
Net sales	$3,920	$3,606	+9	$6,491	$6,134	+6
Operating profit	367	233	+58	508	402	+26

				April 30 2013	October 31 2012
Identifiable assets:
Agriculture and turf				$11,540	$10,429	+11
Construction and forestry				3,534	3,365	+5
Financial services				36,326	34,495	+5
Corporate				6,755	7,977	-15
Total assets				$58,155	$56,266	+3

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due

Retail Notes:
Agriculture and turf	$60	$25	$19	$104
Construction and forestry	44	17	5	66
Other:
Agriculture and turf	22	10	7	39
Construction and forestry	8	4	4	16
Total	$134	$56	$35	$225

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$104	$106	$16,973	$17,183
Construction and forestry	66	11	1,666	1,743
Other:
Agriculture and turf	39	10	6,543	6,592
Construction and forestry	16	4	1,171	1,191
Total	$225	$131	$26,353	26,709
Less allowance for credit losses				176
Total financing receivables - net				$26,533

	October 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$60	$25	$17	$102
Construction and forestry	39	18	9	66
Other:
Agriculture and turf	21	6	3	30
Construction and forestry	8	2	2	12
Total	$128	$51	$31	$210

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$102	$117	$16,432	$16,651
Construction and forestry	66	13	1,521	1,600
Other:
Agriculture and turf	30	11	6,464	6,505
Construction and forestry	12	3	1,183	1,198
Total	$210	$144	$25,600	25,954
Less allowance for credit losses				177
Total financing receivables - net				$25,777

	April 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due

Retail Notes:
Agriculture and turf	$63	$34	$22	$119
Construction and forestry	35	19	9	63
Other:
Agriculture and turf	20	14	9	43
Construction and forestry	9	4	1	14
Total	$127	$71	$41	$239

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$119	$113	$14,837	$15,069
Construction and forestry	63	14	1,360	1,437
Other:
Agriculture and turf	43	11	5,184	5,238
Construction and forestry	14	3	1,000	1,017
Total	$239	$141	$22,381	22,761
Less allowance for credit losses				192
Total financing receivables - net				$22,569

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars follows:

	Three Months Ended April 30, 2013
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:

Beginning of period balance	$108	$40	$27	$175
Provision	(3)	1	4	2
Write-offs	(3)	(4)	(1)	(8)
Recoveries	3	4		7
End of period balance	$105	$41	$30	$176

	Six Months Ended April 30, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision	(3)	1	4	2
Write-offs	(7)	(9)	(1)	(17)
Recoveries	5	9		14
End of period balance	$105	$41	$30	$176
Balance individually evaluated *			$4	$4
Financing receivables:
End of period balance	$18,926	$2,250	$5,533	$26,709
Balance individually evaluated *	$17		$39	$56

*  Remainder is collectively evaluated.

	Three Months Ended April 30, 2012
	Retail Notes	Revolving Charge Accounts	Other	Total

Allowance:
Beginning of period balance	$129	$40	$26	$195
Provision	2	2	1	5
Write-offs	(2)	(7)	(2)	(11)
Recoveries	2	6		8
Translation adjustments	(5)			(5)
End of period balance	$126	$41	$25	$192

	Six Months Ended April 30, 2012
Allowance:
Beginning of period balance	$130	$40	$27	$197
Provision	2	3	1	6
Write-offs	(4)	(14)	(3)	(21)
Recoveries	4	12		16
Translation adjustments	(6)			(6)
End of period balance	$126	$41	$25	$192

Financing receivables:
End of period balance	$16,505	$2,358	$3,898	$22,761
Balance individually evaluated *	$10	$1	$4	$15

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
April 30, 2013 *
Receivables with specific allowance **	$19	$19	$4	$20
Receivables without a specific allowance ***	9	9		9
Total	$28	$28	$4	$29
Agriculture and turf	$24	$24	$4	$25
Construction and forestry	$4	$4		$4

October 31, 2012 *
Receivables with specific allowance ***	$1	$1	$1	$1
Receivables without a specific allowance ***	9	9		10
Total	$10	$10	$1	$11
Agriculture and turf	$6	$6	$1	$6
Construction and forestry	$4	$4		$5

April 30, 2012 *
Receivables with specific allowance ***	$1	$1		$1
Receivables without a specific allowance ***	9	9		9
Total	$10	$10		$10
Agriculture and turf	$6	$6		$5
Construction and forestry	$4	$4		$5

*             Finance income recognized was not material.

**           Primarily operating loans and retail notes.

***         Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first six months of 2013, the Company identified 67 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $15.0 million pre-modification and $14.4 million post-modification.  During the first six months of 2012, there were 102 contracts, primarily retail notes, with $2.7 million pre-modification and $2.5 million post-modification balances.  During the same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At April 30, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,466 million, $2,330 million and $1,973 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,406 million, $2,262 million and $1,832 million at April 30, 2013, October 31, 2012 and April 30, 2012 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $307 million, $324 million and $294 million at April 30, 2013, October 31, 2012 and April 30 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $300 million, $310 million and $284 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,111 million, $1,049 million and $952 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,083 million, $1,004 million and $919 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2013
Carrying value of liabilities	$ 1,083
Maximum exposure to loss	1,111

The total assets of unconsolidated VIEs related to securitizations were approximately $39 billion at April 30, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2013	October 31 2012	April 30 2012
Financing receivables securitized (retail notes)	$3,800	$3,635	$3,135
Allowance for credit losses	(12)	(17)	(19)
Other assets	96	85	103
Total restricted securitized assets	$3,884	$3,703	$3,219

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2013	October 31 2012	April 30 2012
Short-term securitization borrowings	$3,788	$3,575	$3,033
Accrued interest on borrowings	1	1	2
Total liabilities related to restricted securitized assets	$3,789	$3,576	$3,035

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2013, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)            Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2013	October 31 2012	April 30 2012
Raw materials and supplies	$2,006	$1,874	$1,890
Work-in-process	726	652	748
Finished goods and parts	4,789	4,065	4,902
Total FIFO value	7,521	6,591	7,540
Less adjustment to LIFO value	1,348	1,421	1,428
Inventories	$6,173	$5,170	$6,112

(13)            The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill-net	385	615	1,000

Translation adjustments	(10)	(25)	(35)

Balance April 30, 2012:
Goodwill	691	590	1,281
Less accumulated impairment losses	316		316
Goodwill-net	$375	$590	$965

Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill-net	337	584	921

Translation adjustments		2	2

Balance April 30, 2013:
Goodwill	686	586	1,272
Less accumulated impairment losses	349		349
Goodwill-net	$337	$586	$923

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30
	(Years)	2013	2012
Amortized intangible assets:
Customer lists and relationships	11	$99	$102
Technology, patents, trademarks and other	17	110	106
Total at cost		209	208
Less accumulated amortization **		119	98
Total		90	110
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$94	$114

*                     Weighted-averages

**             Accumulated amortization at April 30, 2013 and 2012 for customer lists and relationships totaled $66 million and $56 million and technology, patents, trademarks and other totaled $53 million and $42 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2013 were $5 million and $12 million and for 2012 were $5 million and $9 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2013 - $9, 2014 - $11, 2015 - $10, 2016 - $10 and 2017 - $8.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $325 million and $249 million at April 30, 2013 and 2012, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012

Beginning of period balance	$1,091	$895	$1,025	$892
Payments	(158)	(121)	(323)	(257)
Amortization of premiums received	(29)	(26)	(57)	(51)
Accruals for warranties	204	161	415	300
Premiums received	47	35	91	70
Foreign exchange	(3)	(1)	1	(11)
End of period balance	$1,152	$943	$1,152	$943

At April 30, 2013, the Company had approximately $310 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2013, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2013 was approximately seven years.

At April 30, 2013, the Company had commitments of approximately $426 million for the construction and acquisition of property and equipment.  Also, at April 30, 2013, the Company had restricted assets of $52 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at April 30, 2013, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at April 30, 2013.

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

(15)            The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2013		October 31, 2012		April 30, 2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$22,745	$22,796	$22,159	$22,244	$19,453	$19,496
Financing receivables securitized - net	3,788	3,785	3,618	3,615	3,116	3,124
Short-term securitization borrowings	3,788	3,794	3,575	3,584	3,033	3,041

Long-term borrowings due within one year:
Equipment operations	$911	$939	$195	$194	$223	$218
Financial services	5,008	5,065	4,790	4,871	5,321	5,388
Total	$5,919	$6,004	$4,985	$5,065	$5,544	$5,606

Long-term borrowings:
Equipment operations	$4,925	$5,626	$5,445	$6,237	$3,175	$3,962
Financial services	16,828	17,029	17,008	17,438	15,544	15,885
Total	$21,753	$22,655	$22,453	$23,675	$18,719	$19,847

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2013*	2012*	2012*
Marketable securities
Equity fund	$3
U.S. government debt securities	1,102	$1,200	$1,086
Municipal debt securities	38	38	38
Corporate debt securities	130	110	101
Mortgage-backed securities **	126	122	114
Total marketable securities	1,399	1,470	1,339
Other assets
Derivatives:
Interest rate contracts	589	609	518
Foreign exchange contracts	25	17	7
Cross-currency interest rate contracts	5	11	9
Total assets ***	$2,018	$2,107	$1,873

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$66	$72	$53
Foreign exchange contracts	36	18	41
Cross-currency interest rate contracts	54	59	43
Total liabilities	$156	$149	$137

*                               All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,041 million, $1,139 million and $1,041 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively, and the equity fund of $3 million at April 30, 2013.  There were no transfers between Level 1 and Level 2 during the first six months of 2013 or 2012.

**                       Primarily issued by U.S. government sponsored enterprises.

***               Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 30, 2013 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$712	$712
Due after one through five years	372	379
Due after five through 10 years	100	106
Due after 10 years	66	73
Mortgage-backed securities	121	126
Debt securities	$1,371	$1,396

Fair value, nonrecurring, Level 3 measurements were not significant in any periods presented.  See financing receivables with specific allowances in Note 10.

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

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities – The debt security investments are primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.  The equity fund is valued on a market approach using the net asset value (NAV) based on the fair value of the underlying securities.

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

Certain of the Company’s derivative agreements contain credit support provisions that require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at April 30, 2013, October 31, 2012 and April 30, 2012 was $32 million, $32 million and $14 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $619 million, $637 million and $534 million as of April 30, 2013, October 31, 2012 and April 30, 2012, respectively.  The amount of collateral received at April 30, 2013, October 31, 2012 and April 30, 2012 to offset this potential maximum loss was $78 million, $102 million and $35 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $89 million, $92 million and $78 million as of April 30, 2013, October 31, 2012 and April 30, 2012, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $3,350 million, $2,850 million and $1,600 million, respectively.  The notional amounts of cross-currency interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $816 million, $923 million and $923 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2013 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $7 million after-tax.  These contracts mature in up to 65 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2013, October 31, 2012 and April 30, 2012 were $8,904 million, $9,266 million and $9,130 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were none and a loss of $5 million during the second quarter of 2013 and 2012 and was a gain of $2 million and a loss of $8 million during the first six months of 2013 and 2012, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2013	2012	2013	2012
Interest rate contracts *	$70	$(30)	$(3)	$77
Borrowings **	(70)	25	5	(85)

*                                        Includes changes in fair values of interest rate contracts excluding net accrued interest income of $41 million and $38 million during the second quarter of 2013 and 2012 and $79 million and $79 million during the first six months of 2013 and 2012, respectively.

**                                Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $68 million and $73 million during the second quarter of 2013 and 2012 and $135 million and $144 million during the first six months of 2013 and 2012, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2013, October 31, 2012 and April 30, 2012 were $5,050 million, $4,400 million and $2,977 million, the foreign exchange contracts were $4,495 million, $3,999 million and $3,611 million and the cross-currency interest rate contracts were $79 million, $78 million and $71 million, respectively.  At April 30, 2013, October 31, 2012 and April 30, 2012, there were also $1,434 million, $1,445 million and $1,345 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	April 30 2013	October 31 2012	April 30 2012
Designated as hedging instruments:
Interest rate contracts	$525	$536	$445
Cross-currency interest rate contracts	5	10	7
Total designated	530	546	452

Not designated as hedging instruments:
Interest rate contracts	64	73	73
Foreign exchange contracts	25	17	7
Cross-currency interest rate contracts		1	2
Total not designated	89	91	82

Total derivatives	$619	$637	$534

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$8	$12	$3
Cross-currency interest rate contracts	49	58	42
Total designated	57	70	45

Not designated as hedging instruments:
Interest rate contracts	58	60	50
Foreign exchange contracts	36	18	41
Cross-currency interest rate contracts	5	1	1
Total not designated	99	79	92
Total derivatives	$156	$149	$137

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2013	2012	2013	2012

Fair Value Hedges:
Interest rate contracts	Interest	$111	$8	$76	$156

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(6)	(5)	(8)	(11)
Foreign exchange contracts	OCI (pretax) *	(10)	8	12	(27)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(6)	(3)	(11)	(6)
Foreign exchange contracts	Other *	(13)	3	6	(30)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(5)	$1	$(4)	$(1)
Foreign exchange contracts	Cost of sales	(7)	(16)	(7)	(14)
Foreign exchange contracts	Other *	52	(6)	1	4
Total not designated		$40	$(21)	$(10)	$(11)

*                             Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**                     The amount is not significant.

(17)            In the first six months of 2013, the Company granted stock options to employees for the purchase of 2.5 million shares of common stock at an exercise price of $86.36 per share and a binomial lattice model fair value of $23.73 per share at the grant date.  At April 30, 2013, options for 16.4 million shares were outstanding with a weighted-average exercise price of $64.11 per share.  The Company also granted 248 thousand restricted stock units to employees and nonemployee directors in the first six months of 2013, of which 104 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was a weighted-average $86.83 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $80.73 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $106.75 per unit based on a lattice valuation model excluding dividends.  At April 30, 2013, the Company was authorized to grant an additional 10.3 million shares related to stock option and restricted stock awards.

(18) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Net Sales and Revenues
Net sales	$10,265.0	$9,404.6
Finance and interest income	20.6	17.1	$555.6	$533.6
Other income	130.1	132.2	38.9	21.3
Total	10,415.7	9,553.9	594.5	554.9

Costs and Expenses
Cost of sales	7,482.5	6,834.8
Research and development expenses	376.8	352.0
Selling, administrative and general expenses	836.9	767.7	122.3	116.3
Interest expense	73.4	50.5	127.4	157.0
Interest compensation to Financial Services	54.3	55.0
Other operating expenses	45.7	71.7	147.1	106.7
Total	8,869.6	8,131.7	396.8	380.0

Income of Consolidated Group before Income Taxes	1,546.1	1,422.2	197.7	174.9
Provision for income taxes	593.2	475.4	73.2	66.0
Income of Consolidated Group	952.9	946.8	124.5	108.9
Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	125.0	109.2	.5	.3
Other	6.4	2.1
Total	131.4	111.3	.5	.3
Net Income	1,084.3	1,058.1	125.0	109.2
Less: Net income attributable to noncontrolling interests	.1	1.9
Net Income Attributable to Deere & Company	$1,084.2	$1,056.2	$125.0	$109.2

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF INCOME

For the Six Months Ended April 30, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Net Sales and Revenues
Net sales	$17,057.9	$15,523.6
Finance and interest income	38.1	32.8	$1,089.5	$1,045.2
Other income	260.2	250.6	76.9	109.9
Total	17,356.2	15,807.0	1,166.4	1,155.1

Costs and Expenses
Cost of sales	12,497.7	11,411.1
Research and development expenses	733.3	664.5
Selling, administrative and general expenses	1,509.8	1,377.5	233.9	217.8
Interest expense	143.0	99.8	246.7	311.1
Interest compensation to Financial Services	95.8	95.9
Other operating expenses	80.7	110.0	291.8	277.1
Total	15,060.3	13,758.8	772.4	806.0

Income of Consolidated Group before Income Taxes	2,295.9	2,048.2	394.0	349.1
Provision for income taxes	818.4	685.8	136.9	121.6
Income of Consolidated Group	1,477.5	1,362.4	257.1	227.5

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	257.9	228.3	.8	.8
Other	(1.4)	1.8
Total	256.5	230.1	.8	.8
Net Income	1,734.0	1,592.5	257.9	228.3
Less: Net income attributable to noncontrolling interests	.1	3.4
Net Income Attributable to Deere & Company	$1,733.9	$1,589.1	$257.9	$228.3

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30 2013	October 31 2012	April 30 2012	April 30 2013	October 31 2012	April 30 2012
Assets
Cash and cash equivalents	$3,145.8	$3,907.9	$1,700.4	$505.7	$744.3	$1,319.3
Marketable securities	1,003.6	1,101.5	1,002.8	395.4	368.9	336.1
Receivables from unconsolidated subsidiaries and affiliates	2,738.8	1,579.0	2,192.4
Trade accounts and notes receivable - net	1,430.4	1,279.7	1,258.0	5,056.6	3,333.3	4,619.6
Financing receivables - net	12.0	11.5	14.0	22,732.8	22,147.5	19,438.7
Financing receivables securitized - net				3,788.3	3,617.6	3,116.0
Other receivables	911.9	1,092.4	790.8	267.8	703.6	306.0
Equipment on operating leases - net				2,575.5	2,527.8	2,168.0
Inventories	6,173.0	5,170.0	6,112.4
Property and equipment - net	5,054.6	4,950.5	4,324.3	59.4	61.4	63.3
Investments in unconsolidated subsidiaries and affiliates	4,271.6	4,102.4	3,695.3	9.6	8.7	8.3
Goodwill	922.9	921.2	965.3
Other intangible assets - net	89.8	101.0	110.2	4.0	4.0	4.0
Retirement benefits	30.6	14.9	29.7	41.0	44.6	26.2
Deferred income taxes	3,590.0	3,497.3	3,137.9	48.3	50.3	52.1
Other assets	611.2	582.9	553.9	842.1	883.5	773.3
Total Assets	$29,986.2	$28,312.2	$25,887.4	$36,326.5	$34,495.5	$32,230.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,368.6	$424.8	$1,592.0	$7,045.4	$5,967.7	$6,318.0
Short-term securitization borrowings				3,788.4	3,574.8	3,033.3
Payables to unconsolidated subsidiaries and affiliates	143.3	135.2	189.6	2,686.4	1,519.3	2,125.5
Accounts payable and accrued expenses	7,728.0	7,679.0	7,109.9	1,523.9	2,129.9	1,368.1
Deferred income taxes	88.8	93.3	96.5	334.9	338.3	313.8
Long-term borrowings	4,925.2	5,444.9	3,174.9	16,827.7	17,008.2	15,544.5
Retirement benefits and other liabilities	7,465.5	7,673.0	6,328.5	68.6	61.2	57.8
Total liabilities	21,719.4	21,450.2	18,491.4	32,275.3	30,599.4	28,761.0

Commitments and contingencies (Note 14)
Common stock, $1 par value (issued shares at April 30, 2013 – 536,431,204)	3,474.4	3,352.2	3,298.9	1,882.1	1,834.7	1,613.5
Common stock in treasury	(8,987.0)	(8,813.8)	(8,005.1)
Retained earnings	18,231.5	16,875.2	15,759.4	2,070.2	1,958.3	1,726.3
Accumulated other comprehensive income (loss)	(4,454.0)	(4,571.5)	(3,674.3)	98.9	103.1	130.1
Total Deere & Company stockholders’ equity	8,264.9	6,842.1	7,378.9	4,051.2	3,896.1	3,469.9
Noncontrolling interests	1.9	19.9	17.1
Total stockholders’ equity	8,266.8	6,862.0	7,396.0	4,051.2	3,896.1	3,469.9
Total Liabilities and Stockholders’ Equity	$29,986.2	$28,312.2	$25,887.4	$36,326.5	$34,495.5	$32,230.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net income	$1,734.0	$1,592.5	$257.9	$228.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5.9	5.1	2.6	6.5
Provision for depreciation and amortization	366.5	325.8	236.0	212.5
Undistributed earnings of unconsolidated subsidiaries and affiliates	(102.0)	(188.8)	(.8)	(.8)
Credit for deferred income taxes	(100.5)	(120.8)	(3.4)	(3.3)
Changes in assets and liabilities:
Trade receivables	(156.9)	(200.0)
Insurance receivables			462.0	81.4
Inventories	(1,016.4)	(1,806.1)
Accounts payable and accrued expenses	120.3	316.7	(511.2)	(193.9)
Accrued income taxes payable/receivable	104.5	234.3	(7.2)	16.4
Retirement benefits	5.9	(42.3)	10.9	7.0
Other	3.6	(34.7)	21.0	(44.9)
Net cash provided by operating activities	964.9	81.7	467.8	309.2

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			8,420.6	7,685.9
Proceeds from maturities and sales of marketable securities	500.6		27.4	15.8
Proceeds from sales of equipment on operating leases			506.4	418.8
Proceeds from sales of businesses, net of cash sold		20.2
Cost of receivables acquired (excluding trade and wholesale)			(8,962.2)	(7,975.5)
Purchases of marketable securities	(404.0)	(501.7)	(56.5)	(68.7)
Purchases of property and equipment	(501.9)	(511.6)	(1.8)	(1.5)
Cost of equipment on operating leases acquired			(814.3)	(607.9)
Increase in trade and wholesale receivables			(2,049.2)	(1,575.2)
Other	(98.9)	(121.8)	(35.5)	(23.3)
Net cash used for investing activities	(504.2)	(1,114.9)	(2,965.1)	(2,131.6)

Cash Flows from Financing Activities
Increase in total short-term borrowings	235.3	1,097.9	1,106.4	199.7
Change in intercompany receivables/payables	(1,188.7)	(511.8)	1,188.7	511.8
Proceeds from long-term borrowings	238.4	44.9	2,232.2	4,012.0
Payments of long-term borrowings	(35.6)		(2,139.5)	(2,035.6)
Proceeds from issuance of common stock	149.7	28.9
Repurchases of common stock	(288.0)	(746.3)
Dividends paid	(357.6)	(333.0)	(146.0)	(43.5)
Excess tax benefits from share-based compensation	43.1	14.4
Other	(21.1)	(8.9)	35.4	23.6
Net cash provided by (used for) financing activities	(1,224.5)	(413.9)	2,277.2	2,668.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.7	(40.0)	(18.5)	14.0

Net Increase (Decrease) in Cash and Cash Equivalents	(762.1)	(1,487.1)	(238.6)	859.6
Cash and Cash Equivalents at Beginning of Period	3,907.9	3,187.5	744.3	459.7
Cash and Cash Equivalents at End of Period	$3,145.8	$1,700.4	$505.7	$1,319.3

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be approximately 5 percent higher for 2013.  Industry sales in the European Union (EU)27 nations of Western and Central Europe are forecast to be about 5 percent lower.  South American industry sales are projected to increase 15 to 20 percent.  Industry sales in the Commonwealth of Independent States are expected to decrease slightly in 2013, while Asian sales are forecast to stay approximately the same.  Industry sales of turf and utility equipment in the U.S. and Canada are also expected to be about the same to slightly lower.  The Company’s agriculture and turf segment sales increased 12 percent for the second quarter and 14 percent for the first six months of 2013.  These sales are forecast to increase by about 7 percent for fiscal year 2013.  Construction equipment industry markets reflect a cautious outlook for U.S. economic growth, while forestry markets are expected to be about the same in 2013.  The Company’s construction and forestry sales decreased 6 percent in the second quarter and first six months of 2013.  These sales are forecast to decrease by about 5 percent for fiscal year 2013.  Net income attributable to Deere & Company for the financial services operations is forecast to improve to $550 million for fiscal year 2013.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions and trade agreements.  Extreme weather in the world’s growing regions and significant volatility in the price of many commodities could also impact the Company’s results.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s results are a reflection of positive conditions in the global farm economy, which continues to show impressive strength.  Although global financial pressures and adverse weather patterns have tempered the near term outlook, the Company believes its investment in new products and capacity will allow it to capitalize on the world’s increasing need for food, shelter and infrastructure in the years ahead.

2013 Compared with 2012

Net income attributable to Deere & Company was $1,084 million, or $2.76 per share, for the second quarter of 2013, compared with $1,056 million, or $2.61 per share, for the same period last year.  For the first six months of 2013, net income attributable to Deere & Company was $1,734 million, or $4.41 per share, compared with $1,589 million, or $3.91 per share, last year.

Worldwide net sales and revenues increased 9 percent to $10,914 million for the second quarter this year, compared with $10,009 million a year ago, and increased 9 percent to $18,335 million for the first six months, compared with $16,775 million last year.  Net sales of the equipment operations were $10,265 million for the second quarter and $17,058 million for the first six months, compared with $9,405 million and $15,524 million for the corresponding periods last year.  Net sales of the equipment operations increased 9 percent for the second quarter and 10 percent for the six months, compared with the respective periods a year ago.  Sales included price realization of 3 percent for the second quarter and the first six months and an unfavorable foreign currency translation effect of 2 percent for the second quarter and 1 percent for the first six months.  Equipment net sales in the U.S. and Canada increased 9 percent for the second quarter and 13 percent in the first six months.  Outside the U.S. and Canada, net sales increased 9 percent for the second quarter and 6 percent for six months, with unfavorable foreign currency translation effects of 4 percent and 3 percent for the same periods, respectively.

The Company’s equipment operations reported operating profit of $1,663 million for the second quarter and $2,500 million for the first six months, compared with $1,522 million and $2,220 million for the same periods last year.  The improvement for both periods was primarily due to the impact of price realization and higher shipment volumes, partially offset by increased production costs and higher selling, administrative and general expenses, as well as unfavorable effects of foreign currency exchange.  The higher production costs related primarily to manufacturing overhead expenses in support of growth and new products, engine emission requirements and postretirement benefit expenses (see Note 7), partially offset by lower raw material costs.  In addition, higher warranty costs and research and development expenses affected the first six months results.  Net income of the Company’s equipment operations was $953 million for the second quarter and $1,478 million for the first six months, compared with $947 million and $1,362 million for the respective periods last year.  The operating factors mentioned above, along with a higher effective tax rate (see Note 8) and increased interest expense due to higher average borrowings affected both periods.

The Company’s financial services operations net income attributable to Deere & Company for the second quarter and first six months of 2013 was $125.0 million and $257.9 million, respectively, compared with $109.2 million and $228.3 million for the same periods last year.  The results for both periods were higher primarily due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses.  In addition, last year’s first six months results benefited from revenue related to wind energy credits.

Business Segment Results

•      Agriculture and Turf.  Agriculture and turf sales increased 12 percent for the second quarter and 14 percent for the first six months largely due to higher shipment volumes and price realization, partially offset by the unfavorable effects of foreign currency translation.  Operating profit was $1,582 million for the second quarter and $2,347 million for the first six months, compared with $1,403 million and $1,977 million for the same periods last year.  Operating profit improved in both periods primarily due to the impact of higher shipment volumes and price realization, partially offset by increased production costs, as well as higher selling, administrative and general expenses and the unfavorable effects of foreign currency exchange.  The results for the first six months were also impacted by higher warranty costs and research and development expenses.

•      Construction and Forestry.  Construction and forestry sales decreased 6 percent for the second quarter and the first six months mainly due to lower shipment volumes.  The segment had operating profit of $81 million for the second quarter and $153 million for six months, compared with last year’s operating profit of $119 million and $243 million for the same periods.  The decline in operating profit for both periods was primarily due to lower shipment volumes, increases in production costs and higher selling, administrative and general expenses, partially offset by price realization.  In addition, an unfavorable product mix and higher research and development expenses affected the results for the first six months.

•      Financial Services.  Financial services had an operating profit of $198 million for the second quarter and $395 million for the first six months, compared with $175 million and $350 million in the same periods last year.  The increases in both periods of 2013 were primarily due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses.  In addition, last year’s first six months results benefited from revenue related to wind energy credits.  Total revenues of the financial services operations, including intercompany revenues, increased to $595 million in the current quarter from $555 million in the second quarter of 2012 and increased to $1,166 million in the first six months this year from $1,155 million last year.  The increase in both periods was primarily due to growth in the portfolio.  The average balance of receivables and leases financed was 16 percent higher in the second quarter and the first six months of 2013, compared with the same periods last year.  Interest expense decreased 19 percent in the current quarter and 21 percent in the first six months of 2013 as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 2.64 to 1 for the second quarter this year, compared with 2.16 to 1 in the same period last year.  The ratio was 2.69 to 1 for the first six months this year, compared to 2.17 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2013 were 72.9 percent and 73.3 percent, respectively, compared to 72.7 percent and 73.5 percent in the same periods last year.  The increase for the second quarter was primarily due to the higher production costs and unfavorable effects of foreign currency exchange, partially offset by an increase in price realization.  The improvement in the first six months was primarily due to the increase in price realization, partially offset by the higher production costs, unfavorable effects of foreign exchange and higher warranty costs.

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

Market Conditions and Outlook

Company equipment sales are projected to increase by about 5 percent for fiscal year 2013 and by about 3 percent for the third quarter, compared with the same periods a year ago.  Included is an unfavorable currency translation impact of about 1 percent for the year.  For the fiscal year, net income attributable to Deere & Company is anticipated to be about $3,300 million.

•      Agriculture and Turf.  Worldwide sales of agriculture and turf equipment are forecast to increase by about 7 percent for fiscal year 2013, including a negative currency translation impact of about 1 percent.  Relatively high commodity prices and strong farm incomes are continuing to support a favorable level of demand for farm machinery in much of the world.  The Company’s sales are further benefiting from global expansion and a number of advanced new products.

Industry sales for agricultural machinery in the U.S. and Canada are forecast to increase about 5 percent in relation to last year’s healthy levels.  The increase reflects continued strength in demand for large equipment such as high horsepower tractors and combines.  Fiscal year industry sales in the EU27 are forecast to decrease about 5 percent due to weakness in the overall economy and last year’s poor harvest in the U.K.  In South America, industry sales are projected to increase 15 to 20 percent as a result of strong market conditions in Brazil.  Industry sales in the Commonwealth of Independent States are expected to decrease slightly from 2012, while Asian sales are projected to be about the same.  In the U.S. and Canada, industry sales of turf and utility equipment are expected to be approximately the same to slightly lower for 2013, reflecting a cool, wet spring in North America and a continuation of cautious consumer sentiment.

•      Construction and Forestry.  Worldwide sales of construction and forestry equipment are forecast to decrease by about 5 percent for 2013.  The decline reflects a cautious outlook for U.S. economic growth, cool, wet weather conditions in North America, and sales in world forestry markets remaining about the same.  In forestry, further weakness in European markets is expected to offset higher U.S. demand.

•      Financial Services.  Fiscal year 2013 net income attributable to Deere & Company for the financial services operations is expected to be approximately $550 million.  The forecast improvement over last year is primarily due to expected growth in the credit portfolio and lower crop insurance claims, partially offset by higher selling, administrative and general expenses.

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S., flooding in other parts and dryer than normal conditions in certain other markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2013 were $1,156 million.  This resulted primarily from an increase in trade receivables and inventories due to a seasonal increase and higher overall demand, and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions and a decrease in insurance receivables.  Cash outflows from investing activities were $979 million in the first six months of this year, primarily due to purchases of property and equipment of $504 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $456 million.  Cash inflows from financing activities were $1,151 million in the first six months of 2013, primarily due to an increase in borrowings of $1,637 million and proceeds from issuance of common stock (resulting from the exercise of stock options) of $150 million, partially offset by dividends paid of $358 million and repurchases of common stock of $288 million.  Cash and cash equivalents decreased $1,001 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2012 were $1,527 million.  This resulted primarily from a seasonal increase in inventories and trade receivables along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $1,329 million in the first six months of last year, primarily due to purchases of marketable securities of $570 million, purchases of property and equipment of $513 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $179 million.  Cash inflows from financing activities were $2,255 million in the first six months of 2012, primarily due to an increase in borrowings of $3,319 million, partially offset by repurchases of common stock of $746 million and dividends paid of $333 million.  Cash and cash equivalents decreased $627 million during the first six months last year.

The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2013, October 31, 2012 and April 30, 2012 was $2,347 million, $1,207 million and $2,278 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,050 million, $6,123 million and $4,359 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $630 million, $628 million and $763 million at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,148 million at April 30, 2013, $3,653 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.    Included in the credit lines at April 30, 2013 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018.  The credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2013 was $9,332 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $17,331 million at April 30, 2013.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,600 million during the first six months of 2013 primarily due to a seasonal increase and higher overall demand.  These receivables increased $360 million, compared to a year ago, primarily due to an increase in demand, partially offset by foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at April 30, 2013, compared to 11 percent at October 31, 2012 and 16 percent at April 30, 2012.  Agriculture and turf trade receivables increased $507 million and construction and forestry trade receivables decreased $147 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent, 2 percent and 2 percent at April 30, 2013, October 31, 2012 and April 30, 2012.

Deere & Company’s stockholders’ equity was $8,265 million at April 30, 2013, compared with $6,842 million at October 31, 2012 and $7,379 million at April 30, 2012.  The increase of $1,423 million during the first six months of 2013 resulted primarily from net income attributable to Deere & Company of $1,734 million, a change in the retirement benefits adjustment of $151 million and an increase in common stock of $122 million, partially offset by dividends declared of $378 million, an increase in treasury stock of $173 million and a change in the cumulative translation adjustment of $40 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2013 were $965 million.  This resulted primarily from net income adjusted for non-cash provisions.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $762 million in the first six months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first six months of 2012 were $82 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories due to a seasonal increase and an increase in overall demand and an increase in trade receivables.  Cash and cash equivalents decreased $1,487 million in the first six months last year.

Trade receivables held by the equipment operations increased $151 million during the first six months and $172 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $1,003 million during the first six months, primarily reflecting seasonal increases and increased overall demand.  Inventories increased $61 million, compared to a year ago, primarily due to an increase in demand, partially offset by foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 29 percent at April 30, 2013, compared to 26 percent at October 31, 2012 and 33 percent at April 30, 2012.

Total interest-bearing debt of the equipment operations was $6,294 million at April 30, 2013, compared with $5,870 million at the end of fiscal year 2012 and $4,767 million at April 30, 2012.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 43 percent, 46 percent and 39 percent at April 30, 2013, October 31, 2012 and April 30, 2012, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2013 were $502 million, compared with $512 million in the same period last year.  Capital expenditures for the equipment operations in 2013 are expected to be approximately $1,300 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

During the first six months of 2013, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $468 million in the first six months.  Cash provided by financing activities totaled $2,277 million in the first six months of this year, resulting primarily from an increase in external borrowings of $1,199 million and an increase in payables to the equipment operations of $1,189 million, partially offset by dividends paid of $146 million.  Cash used by investing activities totaled $2,965 million in the first six months, primarily due to the increase in trade and wholesale receivables of $2,049 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $850 million.  Cash and cash equivalents decreased $239 million in the first six months this year.

During the first six months of 2012, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $309 million in the first six months of 2012.  Cash provided by financing activities totaled $2,668 million in the first six months of last year, resulting primarily from an increase in external borrowings of $2,176 million and an increase in payables to the equipment operations of $512 million, partially offset by dividends paid of $44 million.  Cash used by investing activities totaled $2,132 million in the first six months of 2012, primarily due to the increase in trade and wholesale receivables of $1,575 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $479 million.  Cash and cash equivalents increased $860 million in the first six months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $2,527 million during the first six months of 2013 and $4,811 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 14 percent higher in the first six months of 2013, compared with the same period last year.  Acquisition volumes of operating leases, retail notes and financing leases were all higher in the first six months of 2013, while volumes of operating loans and revolving charge accounts were lower, compared to the same period last year.  Trade receivables and wholesale notes at April 30, 2013 also increased, compared to October 31, 2012 and April 30, 2012.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, totaled $34,270 million at April 30, 2013, compared with $31,746 million at October 31, 2012 and $29,494 million at April 30, 2012.  At April 30, 2013, the unpaid balance of all receivables administered but not owned, was $117 million, compared with $120 million at October 31, 2012 and $152 million at April 30, 2012.

Total external interest-bearing debt of the financial services operations was $27,662 million at April 30, 2013, compared with $26,551 million at the end of fiscal year 2012 and $24,896 million at April 30, 2012.  Total external borrowings increased during the first six months of 2013 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents and the change in payables owed to and investments from Deere & Company.  The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.5 to 1 at April 30, 2013, compared with 7.2 to 1 at October 31, 2012 and 7.8 to 1 at April 30, 2012.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At April 30, 2013, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2013, $1,383 million of short-term securitization borrowings was outstanding under the agreement.

During the first six months of 2013, the financial services operations issued $1,347 million and retired $1,133 million of retail note securitization borrowings.  During the same period, the financial services operations also issued $2,232 million and retired $2,140 million of long-term borrowings.  The long-term retirements included $650 million of 5.10% Debentures due in January 2013.  The remaining issuances and retirements were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 30, 2013 declared a quarterly dividend of $.51 per share payable August 1, 2013, to stockholders of record on June 28, 2013.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of April 30, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2013 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	250	$ 92.92	250	27.7

Mar 1 to Mar 31	580	89.87	580	27.1

Apr 1 to Apr 30	1,368	85.00	1,368	25.7

Total	2,198		2,198

(1)      During the second quarter of 2013, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  The maximum number of shares above at the end of each month that may yet be purchased under this plan was based on the end of second quarter closing share price of $85.49 per share.  At the end of the second quarter of 2013, $2,201 million of common stock remained to be purchased under the plan.

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

	2012	2011	2010	2009	2008

Net Income	$3,071.6	$2,807.8	$1,874.3	$872.9	$2,053.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(623.6)	(338.4)	158.0	(2,536.6)	(305.3)
Cumulative translation adjustment	(270.0)	17.8	35.7	327.4	(406.8)
Unrealized gain (loss) on derivatives	(5.1)	20.9	14.9	(4.0)	(32.5)
Unrealized gain (loss) on investments	4.9	1.3	5.0	7.8	(6.0)

Other Comprehensive Income (Loss), Net of Income Taxes	(893.8)	(298.4)	213.6	(2,205.4)	(750.6)

Comprehensive Income (Loss) of Consolidated Group	2,177.8	2,509.4	2,087.9	(1,332.5)	1,303.1
Less: Comprehensive income attributable to noncontrolling interest	6.6	7.9	9.2		.1

Comprehensive Income (Loss) Attributable to Deere & Company	$2,171.2	$2,501.5	$2,078.7	$(1,332.5)	$1,303.0

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

DEERE & COMPANY

Date:	May 30, 2013	By:	/s/ R. Kalathur
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