Form 10-Q
period 2013-07-31
DEERE & CO
filed 2013-08-29
CIK 315189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

At July 31, 2013, 382,845,951 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 51

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2013 and 2012
(In millions of dollars and shares except per share amounts) Unaudited

	2013	2012

Net Sales and Revenues
Net sales	$9,315.6	$8,930.3
Finance and interest income	530.9	493.2
Other income	163.4	166.9
Total	10,009.9	9,590.4

Costs and Expenses
Cost of sales	6,837.9	6,756.0
Research and development expenses	338.7	367.8
Selling, administrative and general expenses	919.8	878.4
Interest expense	182.6	194.9
Other operating expenses	181.6	178.6
Total	8,460.6	8,375.7

Income of Consolidated Group before Income Taxes	1,549.3	1,214.7
Provision for income taxes	553.5	426.8
Income of Consolidated Group	995.8	787.9
Equity in income of unconsolidated affiliates	.8	2.3
Net Income	996.6	790.2
Less: Net income attributable to noncontrolling interests	.1	2.2
Net Income Attributable to Deere & Company	$996.5	$788.0

Per Share Data
Basic	$2.58	$2.00
Diluted	$2.56	$1.98

Average Shares Outstanding
Basic	386.0	394.7
Diluted	389.6	398.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 31, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Net Income	$996.6	$790.2

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	67.2	52.7
Cumulative translation adjustment	(103.4)	(191.8)
Unrealized gain (loss) on derivatives	4.0	(3.6)
Unrealized gain (loss) on investments	(12.6)	2.2
Other Comprehensive Loss, Net of Income Taxes	(44.8)	(140.5)

Comprehensive Income of Consolidated Group	951.8	649.7
Less: Comprehensive income attributable to noncontrolling interests	.1	2.0
Comprehensive Income Attributable to Deere & Company	$951.7	$647.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2013 and 2012
(In millions of dollars and shares except per share amounts) Unaudited

	2013	2012

Net Sales and Revenues
Net sales	$26,373.5	$24,453.9
Finance and interest income	1,544.0	1,452.2
Other income	427.4	459.4
Total	28,344.9	26,365.5

Costs and Expenses
Cost of sales	19,334.9	18,166.4
Research and development expenses	1,072.1	1,032.3
Selling, administrative and general expenses	2,657.7	2,468.8
Interest expense	553.7	582.8
Other operating expenses	487.3	503.2
Total	24,105.7	22,753.5

Income of Consolidated Group before Income Taxes	4,239.2	3,612.0
Provision for income taxes	1,508.8	1,234.1
Income of Consolidated Group	2,730.4	2,377.9
Equity in income of unconsolidated affiliates	.2	4.8
Net Income	2,730.6	2,382.7
Less: Net income attributable to noncontrolling interests	.1	5.6
Net Income Attributable to Deere & Company	$2,730.5	$2,377.1

Per Share Data
Basic	$7.04	$5.95
Diluted	$6.97	$5.88

Average Shares Outstanding
Basic	387.7	399.6
Diluted	391.7	404.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 31, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Net Income	$2,730.6	$2,382.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	218.3	234.4
Cumulative translation adjustment	(143.0)	(371.6)
Unrealized gain (loss) on derivatives	9.8	(5.4)
Unrealized gain (loss) on investments	(12.4)	5.6
Other Comprehensive Income (Loss), Net of Income Taxes	72.7	(137.0)

Comprehensive Income of Consolidated Group	2,803.3	2,245.7
Less: Comprehensive income attributable to noncontrolling interests	.1	5.2
Comprehensive Income Attributable to Deere & Company	$2,803.2	$2,240.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	July 31	October 31	July 31
	2013	2012	2012
Assets
Cash and cash equivalents	$3,090.3	$4,652.2	$3,397.5
Marketable securities	1,706.0	1,470.4	1,545.7
Receivables from unconsolidated affiliates	26.0	59.7	70.8
Trade accounts and notes receivable - net	4,865.8	3,799.1	4,572.2
Financing receivables - net	24,183.1	22,159.1	20,685.3
Financing receivables securitized - net	3,890.5	3,617.6	3,163.6
Other receivables	1,031.5	1,790.9	1,309.2
Equipment on operating leases - net	2,826.0	2,527.8	2,249.7
Inventories	5,594.3	5,170.0	5,867.5
Property and equipment - net	5,107.6	5,011.9	4,463.4
Investments in unconsolidated affiliates	214.2	215.0	217.8
Goodwill	924.2	921.2	933.6
Other intangible assets - net	81.2	105.0	107.8
Retirement benefits	31.3	20.2	38.8
Deferred income taxes	3,468.1	3,280.4	3,029.1
Other assets	1,296.8	1,465.3	1,546.6
Total Assets	$58,336.9	$56,265.8	$53,198.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,213.0	$6,392.5	$7,041.0
Short-term securitization borrowings	3,780.1	3,574.8	3,028.0
Payables to unconsolidated affiliates	80.5	135.2	103.5
Accounts payable and accrued expenses	8,306.3	8,988.9	8,069.4
Deferred income taxes	155.5	164.4	162.7
Long-term borrowings	21,698.7	22,453.1	21,157.2
Retirement benefits and other liabilities	7,511.2	7,694.9	6,222.2
Total liabilities	49,745.3	49,403.8	45,784.0

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2013 – 536,431,204)	3,498.7	3,352.2	3,320.1
Common stock in treasury	(9,441.6)	(8,813.8)	(8,476.2)
Retained earnings	19,031.5	16,875.2	16,366.5
Accumulated other comprehensive income (loss)	(4,498.8)	(4,571.5)	(3,814.6)
Total Deere & Company stockholders’ equity	8,589.8	6,842.1	7,395.8
Noncontrolling interests	1.8	19.9	18.8
Total stockholders’ equity	8,591.6	6,862.0	7,414.6
Total Liabilities and Stockholders’ Equity	$58,336.9	$56,265.8	$53,198.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2013 and 2012
(In millions of dollars) Unaudited

	2013	2012

Cash Flows from Operating Activities
Net income	$2,730.6	$2,382.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	14.0	6.1
Provision for depreciation and amortization	841.2	742.7
Impairment charges	50.4
Share-based compensation expense	62.7	56.1
Undistributed earnings of unconsolidated affiliates	7.8	(7.3)
Credit for deferred income taxes	(197.2)	(205.3)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(2,240.5)	(2,040.9)
Insurance receivables	488.1	(175.1)
Inventories	(954.2)	(2,032.2)
Accounts payable and accrued expenses	(408.6)	397.6
Accrued income taxes payable/receivable	186.0	100.4
Retirement benefits	141.7	(70.1)
Other	(134.2)	(290.1)
Net cash provided by (used for) operating activities	587.8	(1,135.4)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	10,807.9	9,875.4
Proceeds from maturities and sales of marketable securities	636.7	125.8
Proceeds from sales of equipment on operating leases	692.3	583.1
Proceeds from sales of businesses, net of cash sold	22.0	30.4
Cost of receivables acquired (excluding receivables related to sales)	(12,404.6)	(10,832.3)
Purchases of marketable securities	(899.7)	(882.7)
Purchases of property and equipment	(795.1)	(808.4)
Cost of equipment on operating leases acquired	(834.8)	(512.3)
Other	(127.7)	5.7
Net cash used for investing activities	(2,903.0)	(2,415.3)

Cash Flows from Financing Activities
Increase in total short-term borrowings	2,012.9	1,235.4
Proceeds from long-term borrowings	3,772.7	8,256.2
Payments of long-term borrowings	(3,899.6)	(4,396.8)
Proceeds from issuance of common stock	162.4	37.1
Repurchases of common stock	(751.9)	(1,225.3)
Dividends paid	(556.3)	(516.3)
Excess tax benefits from share-based compensation	46.5	16.8
Other	(40.6)	(53.0)
Net cash provided by financing activities	746.1	3,354.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.2	(53.1)

Net Decrease in Cash and Cash Equivalents	(1,561.9)	(249.7)
Cash and Cash Equivalents at Beginning of Period	4,652.2	3,647.2
Cash and Cash Equivalents at End of Period	$3,090.3	$3,397.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Nine Months Ended July 31, 2012 and 2013

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2011	$6,814.9	$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6
Net income	2,382.7			2,377.1		5.6
Other comprehensive loss	(137.0)				(136.6)	(.4)
Repurchases of common stock	(1,225.3)		(1,225.3)
Treasury shares reissued	41.9		41.9
Dividends declared	(531.2)			(530.2)		(1.0)
Stock options and other	68.6	68.4		.2
Balance July 31, 2012	$7,414.6	$3,320.1	$(8,476.2)	$16,366.5	$(3,814.6)	$18.8

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income	2,730.6			2,730.5		.1
Other comprehensive income	72.7				72.7
Repurchases of common stock	(751.9)		(751.9)
Treasury shares reissued	124.1		124.1
Dividends declared	(581.8)			(574.1)		(7.7)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	146.5	146.5		(.1)		.1
Balance July 31, 2013	$8,591.6	$3,498.7	$(9,441.6)	$19,031.5	$(4,498.8)	$1.8

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

The assets and liabilities of this supplier VIE in the previous periods consisted of the following in millions of dollars:

	October 31 2012	July 31 2012
Cash and cash equivalents	$26	$29
Intercompany receivables	7	13
Inventories	25	45
Property and equipment - net	2	3
Other assets	5	5
Total assets	$65	$95

Short-term borrowings	$5	$3
Accounts payable and accrued expenses	48	81
Total liabilities	$53	$84

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $408 million and $341 million in the first nine months of 2013 and 2012, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $74 million and $53 million at July 31, 2013 and 2012, respectively.

(3)                New accounting standards adopted in the first nine months of 2013 were as follows:

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

(4)                Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.  The items included in other comprehensive income (loss) and the related tax effects in millions of dollars follow:

Three Months Ended July 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$106.6	$(39.4)	$67.2
Cumulative translation adjustment	(103.5)	.1	(103.4)
Net unrealized gain on derivatives	6.2	(2.2)	4.0
Net unrealized loss on investments	(19.3)	6.7	(12.6)
Total other comprehensive loss	$(10.0)	$(34.8)	$(44.8)

Three Months Ended July 31, 2012	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$86.3	$(33.6)	$52.7
Cumulative translation adjustment	(198.2)	6.4	(191.8)
Net unrealized loss on derivatives	(5.7)	2.1	(3.6)
Net unrealized gain on investments	3.4	(1.2)	2.2
Total other comprehensive loss	$(114.2)	$(26.3)	$(140.5)

For the third quarter of 2013 and 2012, the noncontrolling interests’ comprehensive income was $.1 million and $2.0 million, respectively, which consisted of net income of $.1 million in 2013 and $2.2 million in 2012 and cumulative translation adjustments of none in 2013 and $(.2) million in 2012.

Nine Months Ended July 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$345.6	$(127.3)	$218.3
Cumulative translation adjustment	(148.7)	5.7	(143.0)
Net unrealized gain on derivatives	14.9	(5.1)	9.8
Net unrealized loss on investments	(19.1)	6.7	(12.4)
Total other comprehensive income	$192.7	$(120.0)	$72.7

Nine Months Ended July 31, 2012	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$378.7	$(144.3)	$234.4
Cumulative translation adjustment	(382.8)	11.2	(371.6)
Net unrealized loss on derivatives	(8.3)	2.9	(5.4)
Net unrealized gain on investments	8.6	(3.0)	5.6
Total other comprehensive loss	$(3.8)	$(133.2)	$(137.0)

For the first nine months of 2013 and 2012, the table includes noncontrolling interests’ comprehensive income of $.1 million and $5.2 million, respectively, which consisted of net income of $.1 million in 2013 and $5.6 million in 2012 and cumulative translation adjustments of none in 2013 and $(.4) million in 2012.

(5)                Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012

Dividends declared	$.51	$.46	$1.48	$1.33
Dividends paid	$.51	$.46	$1.43	$1.28

(6)                A reconciliation of basic and diluted net income attributable to Deere & Company per share in millions, except per share amounts, follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
Net income attributable to Deere & Company	$996.5	$788.0	$2,730.5	$2,377.1
Less income allocable to participating securities	.2	.2	.8	.7
Income allocable to common stock	$996.3	$787.8	$2,729.7	$2,376.4
Average shares outstanding	386.0	394.7	387.7	399.6
Basic per share	$2.58	$2.00	$7.04	$5.95

Average shares outstanding	386.0	394.7	387.7	399.6
Effect of dilutive share-based compensation	3.6	4.1	4.0	4.4
Total potential shares outstanding	389.6	398.8	391.7	404.0
Diluted per share	$2.56	$1.98	$6.97	$5.88

During the third quarter and first nine months of 2013, 2.5 million shares related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.  During the third quarter and first nine months of 2012, 6.4 million shares were excluded from the diluted per share computation.

(7)                The Company has several defined benefit pension plans and defined benefit postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
Service cost	$68	$55	$204	$164
Interest cost	107	116	329	349
Expected return on plan assets	(193)	(197)	(583)	(590)
Amortization of actuarial loss	66	49	194	149
Amortization of prior service cost	9	10	25	31
Settlements/curtailments		1	1	3
Net cost	$57	$34	$170	$106

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
Service cost	$14	$12	$43	$35
Interest cost	64	70	191	210
Expected return on plan assets	(21)	(25)	(63)	(75)
Amortization of actuarial loss	35	45	105	105
Amortization of prior service credit	(2)	(3)	(4)	(11)
Net cost	$90	$99	$272	$264

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

During the first nine months of 2013, the Company contributed approximately $267 million to its pension plans and $19 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $20 million to its pension plans and $9 million to its other postretirement benefit plans in the remainder of fiscal year 2013.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)                The Company’s unrecognized tax benefits at July 31, 2013 were $259 million, compared to $265 million at October 31, 2012.  The liability at July 31, 2013 consisted of approximately $58 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits in the first nine months of 2013 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

In March 2013, the Company changed the corporate structure of most of its German operations from a branch to a subsidiary of Deere & Company.  The change provides the Company increased flexibility and efficiency in funding growth in international operations.  As a result, the tax status of these operations has changed.  Formerly, as a branch these earnings were taxable in the U.S. as earned.  As a subsidiary, these earnings will now be taxable in the U.S. if they are distributed to Deere & Company as dividends, which is the same as the Company’s other foreign subsidiaries.  The earnings of the new German subsidiary remain taxable in Germany.  Due to the change in tax status and the expectation that the German subsidiary’s earnings are indefinitely reinvested, the deferred tax assets and liabilities related to U.S. taxable temporary differences for the previous German branch were written off.  The effect of this write-off was a decrease in net deferred tax assets and a charge to the income tax provision of $56 million during the second fiscal quarter and first nine months of 2013.

(9)              Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2013	2012	% Change	2013	2012	% Change
Net sales and revenues:
Agriculture and turf	$7,847	$7,271	+8	$22,029	$19,730	+12
Construction and forestry	1,469	1,659	-11	4,344	4,724	-8
Total net sales	9,316	8,930	+4	26,373	24,454	+8
Financial services	587	565	+4	1,650	1,602	+3
Other revenues	107	95	+13	322	309	+4
Total net sales and revenues	$10,010	$9,590	+4	$28,345	$26,365	+8
Operating profit: *
Agriculture and turf	$1,336	$1,014	+32	$3,684	$2,991	+23
Construction and forestry	107	113	-5	259	356	-27
Financial services	234	170	+38	629	520	+21
Total operating profit	1,677	1,297	+29	4,572	3,867	+18
Reconciling items **	(127)	(82)	+55	(333)	(256)	+30
Income taxes	(553)	(427)	+30	(1,509)	(1,234)	+22
Net income attributable to Deere & Company	$997	$788	+26	$2,730	$2,377	+15

Intersegment sales and revenues:
Agriculture and turf net sales	$18	$18		$54	$64	-16
Construction and forestry net sales				1	1
Financial services	60	53	+13	163	172	-5

Equipment operations outside the U.S. and Canada:
Net sales	$3,549	$3,371	+5	$10,039	$9,505	+6
Operating profit	323	156	+107	830	558	+49

				July 31 2013	October 31 2012
Identifiable assets:
Agriculture and turf				$10,902	$10,429	+5
Construction and forestry				3,445	3,365	+2
Financial services				37,390	34,495	+8
Corporate				6,600	7,977	-17
Total assets				$58,337	$56,266	+4

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$73	$26	$20	$119
Construction and forestry	47	17	7	71
Other:
Agriculture and turf	27	9	4	40
Construction and forestry	12	4	3	19
Total	$159	$56	$34	$249

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$119	$108	$17,567	$17,794
Construction and forestry	71	11	1,749	1,831
Other:
Agriculture and turf	40	13	7,375	7,428
Construction and forestry	19	5	1,168	1,192
Total	$249	$137	$27,859	28,245
Less allowance for credit losses				171
Total financing receivables - net				$28,074

	October 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$60	$25	$17	$102
Construction and forestry	39	18	9	66
Other:
Agriculture and turf	21	6	3	30
Construction and forestry	8	2	2	12
Total	$128	$51	$31	$210

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$102	$117	$16,432	$16,651
Construction and forestry	66	13	1,521	1,600
Other:
Agriculture and turf	30	11	6,464	6,505
Construction and forestry	12	3	1,183	1,198
Total	$210	$144	$25,600	25,954
Less allowance for credit losses				177
Total financing receivables - net				$25,777

	July 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$77	$27	$23	$127
Construction and forestry	41	20	9	70
Other:
Agriculture and turf	18	5	4	27
Construction and forestry	10	4	3	17
Total	$146	$56	$39	$241

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$127	$130	$15,121	$15,378
Construction and forestry	70	14	1,403	1,487
Other:
Agriculture and turf	27	13	5,908	5,948
Construction and forestry	17	2	1,192	1,211
Total	$241	$159	$23,624	24,024
Less allowance for credit losses				175
Total financing receivables - net				$23,849

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars follows:

	Three Months Ended
	July 31, 2013
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$105	$41	$30	$176
Provision	1	2	1	4
Write-offs	(3)	(6)	(1)	(10)
Recoveries	3	4		7
Translation adjustments	(6)			(6)
End of period balance	$100	$41	$30	$171

	Nine Months Ended
	July 31, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision (credit)	(2)	4	5	7
Write-offs	(10)	(15)	(2)	(27)
Recoveries	8	12	1	21
Translation adjustments	(6)		(1)	(7)
End of period balance	$100	$41	$30	$171
Balance individually evaluated *			$4	$4
Financing receivables:
End of period balance	$19,626	$2,577	$6,042	$28,245
Balance individually evaluated *	$15		$39	$54

*           Remainder is collectively evaluated.

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
July 31, 2013 *
Receivables with specific allowance **	$18	$18	$4	$19
Receivables without a specific allowance ***	8	8		9
Total	$26	$26	$4	$28
Agriculture and turf	$23	$23	$4	$25
Construction and forestry	$3	$3		$3

October 31, 2012 *
Receivables with specific allowance ***	$1	$1	$1	$1
Receivables without a specific allowance ***	9	9		10
Total	$10	$10	$1	$11
Agriculture and turf	$6	$6	$1	$6
Construction and forestry	$4	$4		$5

July 31, 2012 *
Receivables with specific allowance ***	$2	$2		$2
Receivables without a specific allowance ***	10	10		9
Total	$12	$12		$11
Agriculture and turf	$8	$8		$6
Construction and forestry	$4	$4		$5

*                    Finance income recognized was not material.

**            Primarily operating loans and retail notes.

***    Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first nine months of 2013, the Company identified 79 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $16 million pre-modification and $15 million post-modification.  During the first nine months of 2012, there were 120 financing receivable contracts, primarily retail notes, with $4 million pre-modification and $4 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At July 31, 2013, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,108 million, $2,330 million and $1,666 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,010 million, $2,262 million and $1,530 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $407 million, $324 million and $376 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $384 million, $310 million and $354 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,471 million, $1,049 million and $1,213 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,387 million, $1,004 million and $1,145 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2013
Carrying value of liabilities	$ 1,387
Maximum exposure to loss	1,471

The total assets of unconsolidated VIEs related to securitizations were approximately $41 billion at July 31, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2013	October 31 2012	July 31 2012
Financing receivables securitized (retail notes)	$3,903	$3,635	$3,179
Allowance for credit losses	(12)	(17)	(15)
Other assets	95	85	91
Total restricted securitized assets	$3,986	$3,703	$3,255

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2013	October 31 2012	July 31 2012
Short-term securitization borrowings	$3,780	$3,575	$3,028
Accrued interest on borrowings	1	1	1
Total liabilities related to restricted securitized assets	$3,781	$3,576	$3,029

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2013, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)        Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2013	October 31 2012	July 31 2012
Raw materials and supplies	$1,917	$1,874	$1,876
Work-in-process	690	652	639
Finished goods and parts	4,391	4,065	4,673
Total FIFO value	6,998	6,591	7,188
Less adjustment to LIFO value	1,404	1,421	1,321
Inventories	$5,594	$5,170	$5,867

(13)        The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2011:
Goodwill	$701	$615	$1,316
Less accumulated impairment losses	316		316
Goodwill-net	385	615	1,000
Translation adjustments	(19)	(47)	(66)
Balance July 31, 2012:
Goodwill	682	568	1,250
Less accumulated impairment losses	316		316
Goodwill-net	$366	$568	$934
Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill-net	337	584	921
Translation adjustments	(5)	8	3
Balance July 31, 2013:
Goodwill	681	592	1,273
Less accumulated impairment losses	349		349
Goodwill-net	$332	$592	$924

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31	October 31	July 31
	Years	2013	2012	2012
Amortized intangible assets:
Customer lists and relationships	14	$73	$99	$100
Technology, patents, trademarks and other	20	93	109	105
Total at cost		166	208	205
Less accumulated amortization **		89	107	101
Total		77	101	104
Unamortized intangible assets:
Licenses		4	4	4
Other intangible assets-net		$81	$105	$108

*                         Weighted-averages

**                 Accumulated amortization at July 31, 2013, October 31, 2012 and July 31, 2012 for customer lists and relationships totaled $50 million, $60 million and $56 million and technology, patents, trademarks and other totaled $39 million, $47 million and $45 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2013 was

$5 million and $17 million and for 2012 was $5 million and $14 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2013 - $3, 2014 - $11, 2015 - $10, 2016 - $10 and 2017 - $8.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $339 million and $268 million at July 31, 2013 and 2012, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012

Beginning of period balance	$1,152	$943	$1,025	$892
Payments	(193)	(153)	(516)	(409)
Amortization of premiums received	(29)	(26)	(86)	(77)
Accruals for warranties	216	170	631	470
Premiums received	43	48	134	118
Foreign exchange	(3)	(13)	(2)	(25)
End of period balance	$1,186	$969	$1,186	$969

At July 31, 2013, the Company had approximately $286 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2013, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2013 was approximately seven years.

At July 31, 2013, the Company had commitments of approximately $419 million for the construction and acquisition of property and equipment.  Also, at July 31, 2013, the Company had restricted assets of $54 million, primarily as collateral for borrowings.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at July 31, 2013, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at July 31, 2013.

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

(15)      The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2013		October 31, 2012		July 31, 2012
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$24,183	$24,143	$22,159	$22,244	$20,685	$20,707
Financing receivables securitized - net	3,891	3,868	3,618	3,615	3,164	3,165
Short-term securitization borrowings	3,780	3,778	3,575	3,584	3,028	3,038
Long-term borrowings due within one year:
Equipment operations	$787	$814	$195	$194	$322	$317
Financial services	4,320	4,370	4,790	4,871	4,491	4,552
Total	$5,107	$5,184	$4,985	$5,065	$4,813	$4,869

Long-term borrowings:
Equipment operations	$4,892	$5,162	$5,445	$6,237	$5,357	$6,288
Financial services	16,807	16,980	17,008	17,438	15,800	16,110
Total	$21,699	$22,142	$22,453	$23,675	$21,157	$22,398

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2013*	2012*	2012*
Marketable securities
Equity fund	$13
U.S. government debt securities	1,408	$1,200	$1,288
Municipal debt securities	35	38	37
Corporate debt securities	130	110	105
Mortgage-backed securities **	120	122	116
Total marketable securities	1,706	1,470	1,546
Other assets
Derivatives:
Interest rate contracts	365	609	653
Foreign exchange contracts	36	17	10
Cross-currency interest rate contracts	12	11	23
Total assets ***	$2,119	$2,107	$2,232
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$155	$72	$70
Foreign exchange contracts	36	18	52
Cross-currency interest rate contracts	40	59	87
Total liabilities	$231	$149	$209

*                         All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,347 million, $1,139 million and $1,241 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively, and the equity fund of $13 million at July 31, 2013.  There were no transfers between Level 1 and Level 2 during the first nine months of 2013 or 2012.

**                 Primarily issued by U.S. government sponsored enterprises.

***         Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at July 31, 2013 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$811	$811
Due after one through five years	577	582
Due after five through 10 years	114	114
Due after 10 years	65	66
Mortgage-backed securities	121	120
Debt securities	$1,688	$1,693

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Nine Months Ended
	July 31	October 31	July 31	July 31
	2013	2012	2012	2013	2012
Property and equipment - net	$39			$43
Other intangible assets - net	$2			$7

* See financing receivables with specific allowances in Note 10.  Losses were not significant.

The fair value measurements and impairment losses shown above were a result of changes in circumstances that indicate it was probable the future cash flows would not cover the carrying amounts of certain long-lived assets.  The total losses of $50 million pretax, or $44 million after-tax, were recognized in the third quarter and first nine months of 2013.  The impairments were associated with the Company’s John Deere Water operations, which are included in the agriculture and turf operating segment, and were due to a decline in the forecasted financial performance.  The loss for property and equipment was included in cost of sales and the loss for other intangibles was included in selling, administrative and general expenses.

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

Property and Equipment - Net — The impairments are measured at the lower of the carrying amount, or fair value.  The valuations were based on a cost approach.  The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

Other Intangible Assets - Net — The impairments are measured at the lower of the carrying amount, or fair value.  The valuations were based on an income approach (discounted cash flows).  The inputs include estimates of future cash flows.

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at July 31, 2013, October 31, 2012 and July 31, 2012, was $123 million, $32 million and $26 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of early termination.  The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $413 million, $637 million and $686 million as of July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  The amount of collateral received at July 31, 2013, October 31, 2012 and July 31, 2012 to offset this potential maximum loss was $13 million, $102 million and $152 million, respectively.  The netting provisions of the agreements would reduce the maximum amount of loss the Company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $121 million, $92 million and $89 million as of July 31, 2013, October 31, 2012 and July 31, 2012, respectively.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2013, October 31, 2012 and July 31, 2012 were $3,100 million, $2,850 million and $2,350 million, respectively.  The notional amounts of cross-currency interest rate contracts were $816 million, $923 million and $923 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2013 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 62 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2013, October 31, 2012 and July 31, 2012 were $7,554 million, $9,266 million and $7,738 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were a loss of $2 million and a gain of $3 million during the third quarter of 2013 and 2012, respectively, and none and a loss of $5 million during the first nine months of 2013 and 2012, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2013	2012	2013	2012
Interest rate contracts *	$(290)	$124	$(293)	$201
Borrowings **	288	(121)	293	(206)

*                Includes changes in fair values of interest rate contracts excluding net accrued interest income of $39 million and $38 million during the third quarter of 2013 and 2012 and $118 million and $117 million during the first nine months of 2013 and 2012, respectively.

**        Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $64 million and $70 million during the third quarter of 2013 and 2012 and $199 million and $214 million during the first nine months of 2013 and 2012, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2013, October 31, 2012 and July 31, 2012 were $5,891 million, $4,400 million and $3,665 million, the foreign exchange contracts were $3,532 million, $3,999 million and $3,699 million and the cross-currency interest rate contracts were $79 million, $78 million and $77 million, respectively.  At July 31, 2013, October 31, 2012 and July 31, 2012, there were also $1,795 million, $1,445 million and $1,590 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	July 31 2013	October 31 2012	July 31 2012

Designated as hedging instruments:
Interest rate contracts	$307	$536	$577
Cross-currency interest rate contracts	11	10	21
Total designated	318	546	598

Not designated as hedging instruments:
Interest rate contracts	58	73	76
Foreign exchange contracts	36	17	10
Cross-currency interest rate contracts	1	1	2
Total not designated	95	91	88

Total derivatives	$413	$637	$686

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$96	$12	$7
Cross-currency interest rate contracts	39	58	86
Total designated	135	70	93

Not designated as hedging instruments:
Interest rate contracts	59	60	63
Foreign exchange contracts	36	18	52
Cross-currency interest rate contracts	1	1	1
Total not designated	96	79	116

Total derivatives	$231	$149	$209

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2013	2012	2013	2012
Fair Value Hedges:
Interest rate contracts	Interest	$(251)	$162	$(175)	$318

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)	(10)	(9)	(21)
Foreign exchange contracts	OCI (pretax) *	18	(25)	30	(52)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(6)	(4)	(17)	(10)
Foreign exchange contracts	Other *	17	(25)	23	(55)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(1)	$(10)	$(5)	$(11)
Foreign exchange contracts	Cost of sales	41	(7)	34	(21)
Foreign exchange contracts	Other *	87	60	88	64
Total not designated		$127	$43	$117	$32

*                Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**        The amount is not significant.

(17)        In the first nine months of 2013, the Company granted stock options to employees for the purchase of 2.5 million shares of common stock at an exercise price of $86.36 per share and a binomial lattice model fair value of $23.73 per share at the grant date.  At July 31, 2013, options for 16.0 million shares were outstanding with a weighted average exercise price of $64.37 per share.  The Company also granted 249 thousand restricted stock awards to employees and nonemployee directors in the first nine months of 2013, of which 105 thousand are subject to service based only conditions, 72 thousand are subject to performance/service based conditions and 72 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was a weighted-average $86.84 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $80.73 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $106.75 per unit based on a lattice valuation model excluding dividends.  At July 31, 2013, the Company was authorized to grant an additional 10.4 million shares related to stock option and restricted stock awards.

(18) SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended July 31, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Net Sales and Revenues
Net sales	$9,315.6	$8,930.3
Finance and interest income	19.0	21.9	$579.3	$539.4
Other income	133.0	109.1	67.4	78.7
Total	9,467.6	9,061.3	646.7	618.1

Costs and Expenses
Cost of sales	6,838.3	6,756.3
Research and development expenses	338.7	367.8
Selling, administrative and general expenses	803.6	770.7	119.1	110.7
Interest expense	74.0	57.4	120.3	148.4
Interest compensation to Financial Services	55.6	57.2
Other operating expenses	42.4	7.5	173.0	188.7
Total	8,152.6	8,016.9	412.4	447.8

Income of Consolidated Group before Income Taxes	1,315.0	1,044.4	234.3	170.3
Provision for income taxes	469.0	366.7	84.5	60.1
Income of Consolidated Group	846.0	677.7	149.8	110.2

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	150.0	110.4	.2	.2
Other	.6	2.1
Total	150.6	112.5	.2	.2
Net Income	996.6	790.2	150.0	110.4
Less: Net income attributable to noncontrolling interests	.1	2.2
Net Income Attributable to Deere & Company	$996.5	$788.0	$150.0	$110.4

*                 Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF INCOME

For the Nine Months Ended July 31, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Net Sales and Revenues
Net sales	$26,373.5	$24,453.9
Finance and interest income	57.1	54.7	$1,668.8	$1,584.6
Other income	393.2	359.7	144.4	188.6
Total	26,823.8	24,868.3	1,813.2	1,773.2

Costs and Expenses
Cost of sales	19,336.0	18,167.3
Research and development expenses	1,072.1	1,032.3
Selling, administrative and general expenses	2,313.4	2,148.3	353.1	328.5
Interest expense	217.0	157.2	367.0	459.5
Interest compensation to Financial Services	151.4	153.1
Other operating expenses	122.9	117.5	464.8	465.8
Total	23,212.8	21,775.7	1,184.9	1,253.8

Income of Consolidated Group before Income Taxes	3,611.0	3,092.6	628.3	519.4
Provision for income taxes	1,287.5	1,052.4	221.4	181.7
Income of Consolidated Group	2,323.5	2,040.2	406.9	337.7

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	407.9	338.6	1.0	.9
Other	(.8)	3.9
Total	407.1	342.5	1.0	.9
Net Income	2,730.6	2,382.7	407.9	338.6
Less: Net income attributable to noncontrolling interests	.1	5.6
Net Income Attributable to Deere & Company	$2,730.5	$2,377.1	$407.9	$338.6

*                 Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 31 2013	October 31 2012	July 31 2012	July 31 2013	October 31 2012	July 31 2012

Assets
Cash and cash equivalents	$2,688.3	$3,907.9	$2,914.7	$402.0	$744.3	$482.7
Marketable securities	1,308.3	1,101.5	1,202.5	397.8	368.9	343.2
Receivables from unconsolidated subsidiaries and affiliates	3,594.5	1,579.0	2,288.6
Trade accounts and notes receivable - net	1,302.2	1,279.7	1,156.1	4,661.9	3,333.3	4,378.3
Financing receivables - net	8.2	11.5	7.3	24,174.9	22,147.5	20,678.0
Financing receivables securitized - net				3,890.5	3,617.6	3,163.6
Other receivables	834.3	1,092.4	805.8	229.5	703.6	523.2
Equipment on operating leases - net				2,826.0	2,527.8	2,249.7
Inventories	5,594.3	5,170.0	5,867.5
Property and equipment - net	5,049.3	4,950.5	4,401.2	58.3	61.4	62.2
Investments in unconsolidated subsidiaries and affiliates	4,325.5	4,102.4	3,759.6	9.7	8.7	7.8
Goodwill	924.2	921.2	933.6
Other intangible assets - net	77.3	101.0	103.8	4.0	4.0	4.0
Retirement benefits	26.1	14.9	38.2	39.1	44.6	25.1
Deferred income taxes	3,697.3	3,497.3	3,233.5	47.5	50.3	43.4
Other assets	649.0	582.9	567.9	649.1	883.5	979.8
Total Assets	$30,078.8	$28,312.2	$27,280.3	$37,390.3	$34,495.5	$32,941.0

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,094.4	$424.8	$953.0	$7,118.6	$5,967.7	$6,088.0
Short-term securitization borrowings				3,780.1	3,574.8	3,028.0
Payables to unconsolidated subsidiaries and affiliates	80.5	135.2	103.5	3,568.5	1,519.3	2,217.8
Accounts payable and accrued expenses	7,861.3	7,679.0	7,169.7	1,577.1	2,129.9	1,882.5
Deferred income taxes	86.1	93.3	95.7	346.1	338.3	315.0
Long-term borrowings	4,891.9	5,444.9	5,357.2	16,806.8	17,008.2	15,799.9
Retirement benefits and other liabilities	7,473.0	7,673.0	6,186.6	72.1	61.2	60.1
Total liabilities	21,487.2	21,450.2	19,865.7	33,269.3	30,599.4	29,391.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2013 – 536,431,204)	3,498.7	3,352.2	3,320.1	1,894.2	1,834.7	1,627.7
Common stock in treasury	(9,441.6)	(8,813.8)	(8,476.2)
Retained earnings	19,031.5	16,875.2	16,366.5	2,180.2	1,958.3	1,836.7
Accumulated other comprehensive income (loss)	(4,498.8)	(4,571.5)	(3,814.6)	46.6	103.1	85.3
Total Deere & Company stockholders’ equity	8,589.8	6,842.1	7,395.8	4,121.0	3,896.1	3,549.7
Noncontrolling interests	1.8	19.9	18.8
Total stockholders’ equity	8,591.6	6,862.0	7,414.6	4,121.0	3,896.1	3,549.7
Total Liabilities and Stockholders’ Equity	$30,078.8	$28,312.2	$27,280.3	$37,390.3	$34,495.5	$32,941.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2013 and 2012

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net income	$2,730.6	$2,382.7	$407.9	$338.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	6.9	7.1	7.1	(1.0)
Provision for depreciation and amortization	550.5	480.1	359.6	320.8
Impairment charges	50.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(213.3)	(301.6)	(.8)	(.8)
Provision (credit) for deferred income taxes	(210.9)	(213.2)	13.7	7.9
Changes in assets and liabilities:
Trade receivables	(64.5)	(137.6)
Insurance receivables			488.1	(175.1)
Inventories	(545.9)	(1,691.7)
Accounts payable and accrued expenses	313.3	588.6	(437.5)	164.6
Accrued income taxes payable/receivable	178.7	72.7	7.3	27.7
Retirement benefits	125.2	(80.6)	16.4	10.5
Other	(9.7)	(18.2)	12.9	(154.4)
Net cash provided by operating activities	2,911.3	1,088.3	874.7	538.8

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			11,757.4	10,770.1
Proceeds from maturities and sales of marketable securities	600.2	100.0	36.5	25.8
Proceeds from sales of equipment on operating leases			692.3	583.1
Proceeds from sales of businesses, net of cash sold	22.0	30.4
Cost of receivables acquired (excluding trade and wholesale)			(13,598.3)	(11,868.2)
Purchases of marketable securities	(810.4)	(802.2)	(89.2)	(80.5)
Purchases of property and equipment	(792.4)	(806.1)	(2.7)	(2.3)
Cost of equipment on operating leases acquired			(1,386.5)	(972.4)
Increase in trade and wholesale receivables			(2,216.1)	(2,117.7)
Other	(97.4)	(145.3)	(89.8)	93.9
Net cash used for investing activities	(1,078.0)	(1,623.2)	(4,896.4)	(3,568.2)

Cash Flows from Financing Activities
Increase in total short-term borrowings	86.7	386.8	1,926.2	848.6
Change in intercompany receivables/payables	(2,097.2)	(698.3)	2,097.2	698.3
Proceeds from long-term borrowings	265.6	2,374.5	3,507.0	5,881.7
Payments of long-term borrowings	(174.8)		(3,724.9)	(4,396.8)
Proceeds from issuance of common stock	162.4	37.1
Repurchases of common stock	(751.9)	(1,225.3)
Dividends paid	(556.3)	(516.3)	(186.0)	(43.5)
Excess tax benefits from share-based compensation	46.5	16.8
Other	(26.6)	(28.8)	45.4	32.9
Net cash provided by (used for) financing activities	(3,045.6)	346.5	3,664.9	3,021.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.3)	(84.4)	14.5	31.2

Net Increase (Decrease) in Cash and Cash Equivalents	(1,219.6)	(272.8)	(342.3)	23.0
Cash and Cash Equivalents at Beginning of Period	3,907.9	3,187.5	744.3	459.7
Cash and Cash Equivalents at End of Period	$2,688.3	$2,914.7	$402.0	$482.7

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase by about 5 percent for 2013.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent for the year.  South American industry sales are projected to increase about 20 percent.  Industry sales in the Commonwealth of Independent States are expected to be moderately lower than in fiscal year 2012, while Asian sales are projected to be about the same for the fiscal year.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase about 5 percent in 2013.  The Company’s agriculture and turf segment sales increased 8 percent for the third quarter and 12 percent for the first nine months of 2013.  These sales are forecast to increase by about 7 percent for fiscal year 2013.  Construction equipment industry markets reflect a cautious outlook for U.S. economic growth, while global forestry markets are expected to be higher in comparison to 2012.  The Company’s construction and forestry sales decreased 11 percent in the third quarter and 8 percent for the first nine months of 2013.  These sales are forecast to decrease by about 8 percent for 2013.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to improve to approximately $560 million in 2013.

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

The Company’s results are a reflection of considerable strength in the farm sector, especially in North and South America.  The Company believes its investment in new products, capacity and the growing global customer base should help the Company deliver value to its customers, investors and other stakeholders in the future.

2013 Compared with 2012

Net income attributable to Deere & Company for the third quarter was $996.5 million, or $2.56 per share, compared with $788.0 million, or $1.98 per share, for the same period last year.  For the first nine months, net income attributable to Deere & Company was $2,730 million, or $6.97 per share, compared with $2,377 million, or $5.88 per share, last year.

Worldwide net sales and revenues increased 4 percent to $10,010 million for the third quarter of 2013, compared with $9,590 million a year ago, and increased 8 percent to $28,345 million for the first nine months, compared with $26,365 million a year ago.  Net sales of the equipment operations were $9,316 million for the third quarter and $26,373 million for the first nine months, compared with $8,930 million and $24,454 million for the respective periods last year.  Net sales of the worldwide equipment operations increased 4 percent for the third quarter and 8 percent for the first nine months.  Sales included price realization of 3 percent and an unfavorable foreign currency translation effect of 1 percent for both the third quarter and first nine months.  Equipment net sales in the U.S. and Canada increased 4 percent for the current quarter and 9 percent in the first nine months.  Outside the U.S. and Canada, net sales increased 5 percent for the third quarter and 6 percent for the first nine months, with unfavorable currency translation effects of 1 percent and 3 percent for these same periods.

The Company’s equipment operations reported operating profit of $1,443 million for the third quarter and $3,943 million for the first nine months, compared with $1,127 million and $3,347 million last year.  The improvement for both periods was primarily due to the impact of price realization and higher shipment volumes.  Also affecting third quarter results was an impairment charge for long-lived assets related to the John Deere Water operations (see Note 15).  In addition, the first nine-month results were impacted by increases in production costs, selling, administrative and general expenses and warranty costs, as well as the unfavorable effects of foreign currency exchange.  Increased production costs were related primarily to higher manufacturing overhead expenses, partially offset by lower raw material costs.  The higher manufacturing overhead expenses were in support of growth, new products and engine emission requirements.  Net income of the Company’s equipment operations was $846 million for the third quarter and $2,324 million for the first nine months, compared with $678 million and $2,040 million for the respective periods in fiscal year 2012.  The operating factors mentioned above, along with a higher effective tax rate (see Note 8) and increased interest expense due to higher average borrowings, affected both the third quarter and first nine-month results.

Financial services reported net income attributable to Deere & Company of $150.0 million for the third quarter and $407.9 million for the first nine months, compared with $110.4 million and $338.6 million for the same periods last year.  Results for both periods were supported by growth in the credit portfolio and improved crop insurance margins.  These factors were partially offset by an increased provision for credit losses in the third quarter and by higher selling, administrative and general expenses in the first nine months.  Last year’s nine-month results also benefited from revenue related to wind energy credits.

Business Segment Results

•                 Agriculture and Turf.  Agriculture and turf sales increased 8 percent for the third quarter and 12 percent for the first nine months this year largely due to higher shipment volumes and price realization, partially offset by the unfavorable effects of foreign currency translation.  Operating profit was $1,336 million for the third quarter and $3,684 million for nine months, compared with $1,014 million and $2,991 million, respectively, last year.  The improvement for the quarter was driven primarily by the impact of price realization and higher shipment volumes.  Also affecting third quarter results was an impairment charge for long-lived assets related to the John Deere Water operations.  Nine-month results improved due primarily to higher shipment volumes and price realization.  These factors were partially offset by increases in production costs, selling, administrative and general expenses, warranty costs and unfavorable effects of foreign currency exchange.

•                 Construction and Forestry.  Construction and forestry sales decreased 11 percent for the third quarter and 8 percent for the first nine months this year mainly as a result of lower shipment volumes.  Operating profit was $107 million for the quarter and $259 million for the first nine months, compared with $113 million and $356 million for the same periods last year.  The quarterly operating profit decline was primarily because of decreased shipment volumes, mostly offset by price realization and lower research and development expenses.  Nine-month results were lower mainly due to reduced shipment volumes, increases in production costs, an unfavorable product mix and higher selling, administrative and general expenses, partially offset by price realization.

•                 Financial Services.  The financial services segment had an operating profit of $234 million for the third quarter and $629 million for the first nine months, compared with $170 million and $520 million in the same periods last year.  Operating profit for both periods was higher due primarily to growth in the credit portfolio and improved crop insurance margins.  These factors were partially offset by an increased provision for credit losses in the third quarter and by higher selling, administrative and general expenses in the first nine months.  Last year’s nine-month results also benefited from revenue related to wind energy credits.  Total revenues of the financial services operations, including intercompany revenues, increased 5 percent to $647 million in the current quarter from $618 million in the third quarter of 2012 and increased 2 percent in the first nine months to $1,813 million this year, compared to $1,773 million last year.  The average balance of receivables and leases financed was 17 percent higher in the third quarter and the first nine months of 2013, compared with the same periods last year.  Interest expense decreased 19 percent in the third quarter and 20 percent in the first nine months as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services operations’ consolidated ratio of earnings to fixed charges was 3.09 to 1 for the third quarter this year, compared with 2.21 to 1 in the same period last year.  The ratio was 2.82 to 1 for the first nine months this year, compared to 2.18 to 1 last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2013 were 73.4 percent and 73.3 percent, respectively, compared to 75.7 percent and 74.3 percent in the same periods last year.  Both periods decreased primarily due to improved price realization.  The third quarter improvement was partially offset by an impairment charge for long-lived assets.  The improvement for the first nine months was partially offset by increases in the previously-mentioned production costs, increased warranty costs and unfavorable effects of foreign currency exchange.

Finance and interest income increased in the third quarter and first nine months of this year due to growth in the credit portfolio, partially offset by lower average financing rates.  Research and development costs increased in the first nine months primarily due to higher spending in support of new products and more stringent emission requirements.  Selling, administrative and general expenses increased in both periods primarily due to growth.  Interest expense decreased in both periods due to lower average borrowing rates, partially offset by higher average borrowings.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 5 percent for fiscal year 2013 and to decrease by about 5 percent for the fourth quarter, compared with the same periods a year ago.  Included is an unfavorable foreign currency translation impact of about 1 percent for the year.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,450 million.

•                 Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to increase by about 7 percent for fiscal year 2013, including a negative currency translation impact of about 1 percent.  Relatively high commodity prices and strong farm incomes are continuing to support a favorable level of demand for farm machinery in much of the world.  The Company’s sales are further benefiting from global expansion and advanced new products.  Fiscal year industry sales for agricultural machinery in the U.S. and Canada are forecast to increase about 5 percent for the year, reflecting continued strength in demand for large equipment such as high horsepower tractors and combines.  Fiscal year industry sales in the EU28 are forecast to decline about 5 percent due to weakness in the overall economy and soft conditions in the U.K. farm sector.  In South America, industry sales are projected to increase about 20 percent as a result of strong market conditions and the impact of government financing programs in Brazil.  Industry sales in the Commonwealth of Independent States are expected to be moderately lower than in 2012, while Asian sales are projected to be approximately the same.  In the U.S. and Canada, industry sales of turf and utility equipment are expected to increase about 5 percent for 2013, reflecting improved market conditions.

•                 Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 8 percent for 2013.  The decline mostly reflects a cautious outlook for U.S. economic growth.  Global forestry sales are expected to be higher for the year as improved U.S. demand more than offsets weakness in the European markets.

•                 Financial Services.  Fiscal year 2013 net income attributable to Deere & Company for the financial services operations is expected to be approximately $560 million.  The forecast improvement over last year is primarily due to expected growth in the credit portfolio and lower crop insurance claims, partially offset by higher selling, administrative and general expenses.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies and tariffs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union), carbon and other greenhouse gas emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2013 were $588 million.  This resulted primarily from net income adjusted for non-cash provisions, a decrease in insurance receivables and a change in accrued income taxes payable/receivable.  These items were partially offset by an increase in trade receivables and inventories due to a seasonal increase and higher overall demand and a decrease in accounts payable and accrued expenses.  Cash outflows from investing activities were $2,903 million in the first nine months of this year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $1,739 million, purchases of property and equipment of $795 million, and purchases of marketable securities exceeding sales and maturities of marketable securities by $263 million.  Cash inflows from financing activities were $746 million in the first nine months of 2013, primarily due to an increase in borrowings of $1,886 million, which were partially offset by repurchases of common stock of $752 million and dividends paid of $556 million.  Cash and cash equivalents decreased $1,562 million during the first nine months this year.

Negative cash flows from consolidated operating activities in the first nine months of 2012 were $1,135 million.  This resulted primarily from a seasonal increase in trade receivables and inventories along with an increase in overall demand and a decrease in the retirement benefits liability.  These items were partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $2,415 million in the first nine months of last year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $886 million, purchases of property and equipment of $808 million, and purchases of marketable securities exceeding sales and maturities of marketable securities by $757 million.  Cash inflows from financing activities were $3,354 million in the first nine months of 2012, primarily due to an increase in borrowings of $5,095 million, which were partially offset by repurchases of common stock of $1,225 million and dividends paid of $516 million.  Cash and cash equivalents decreased $250 million during the first nine months last year.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2013, October 31, 2012 and July 31, 2012 was $2,836 million, $1,207 million and $2,152 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,796 million, $6,123 million and $4,943 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $557 million, $628 million and $780 million at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,270 million at July 31, 2013, $3,164 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization.  Included in the total credit lines at July 31, 2013 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018.  The credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2013 was $9,867 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,324 million at July 31, 2013.  All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,067 million during the first nine months of 2013 primarily due to a seasonal increase and higher overall demand, partially offset by foreign currency translation.  These receivables increased $294 million, compared to a year ago, primarily due to the improvement in demand, partially offset by foreign currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at July 31, 2013, compared to 11 percent at October 31, 2012 and 14 percent at July 31, 2012.  Agriculture and turf trade receivables increased $388 million and construction and forestry trade receivables decreased $94 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at July 31, 2013, 2 percent at October 31, 2012 and 1 percent at July 31, 2012.

Deere & Company’s stockholders’ equity was $8,590 million at July 31, 2013, compared with $6,842 million at October 31, 2012 and $7,396 million at July 31, 2012.  The increase of $1,748 million during the first nine months of 2013 resulted primarily from net income attributable to Deere & Company of $2,730 million, a change in the retirement benefits adjustment of $218 million and an increase in common stock of $147 million, which were partially offset by an increase in treasury stock of $628 million, dividends declared of $574 million and a change in the cumulative translation adjustment of $143 million.

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

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2013 were $2,911 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories and trade receivables due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $1,220 million in the first nine months this year.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2012 were $1,088 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories and trade receivables due to a seasonal increase and higher overall demand and a decrease in the retirement benefits liability.  Cash and cash equivalents decreased $273 million in the first nine months last year.

Trade receivables held by the equipment operations increased $23 million during the first nine months and $146 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $424 million during the first nine months, primarily due to a seasonal increase and higher production to meet increased overall demand, partially offset by foreign currency translation.  Inventories decreased $273 million, compared to a year ago.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 27 percent at July 31, 2013, compared to 26 percent at October 31, 2012 and 30 percent at July 31, 2012.

Total interest-bearing debt of the equipment operations was $5,986 million at July 31, 2013, compared with $5,870 million at the end of fiscal year 2012 and $6,310 million at July 31, 2012.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 46 percent and 46 percent at July 31, 2013, October 31, 2012 and July 31, 2012, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2013 were $792 million, compared with $806 million in the same period last year.  Capital expenditures for the equipment operations in 2013 are expected to be approximately $1,300 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

During the first nine months of 2013, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $875 million in the first nine months.  Cash provided by financing activities totaled $3,665 million in the first nine months, resulting primarily from an increase in external borrowings of $1,708 million and an increase in payables to the equipment operations of $2,097 million, partially offset by dividends paid of $186 million.  Cash used by investing activities totaled $4,896 million in the first nine months, primarily due to the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $2,535 million and an increase in trade and wholesale receivables of $2,216 million.  Cash and cash equivalents decreased $342 million in the first nine months this year.

During the first nine months of 2012, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $539 million in the first nine months last year.  Cash provided by financing activities totaled $3,021 million in the first nine months of 2012, resulting primarily from an increase in external borrowings of $2,334 million and an increase in payables to the equipment operations of $698 million, partially offset by dividends paid of $44 million.  Cash used by investing activities totaled $3,568 million in the first nine months last year, primarily due to an increase in trade and wholesale receivables of $2,118 million and the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $1,487 million.  Cash and cash equivalents increased $23 million in the first nine months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Receivables and leases increased $3,927 million during the first nine months of 2013 and $5,084 million during the past 12 months.  Total acquisitions of receivables and leases, excluding trade receivables and wholesale notes, were 17 percent higher in the first nine months of 2013, compared with the same period last year.  Acquisition volumes of operating leases, retail notes, financing leases and revolving charge accounts were all higher in the first nine months of 2013, while volumes of operating loans were lower, compared to the same period last year.  Trade receivables and wholesale notes also increased, compared to October 31, 2012 and July 31, 2012.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $35,636 million at July 31, 2013, compared with $31,746 million at October 31, 2012 and $30,589 million at July 31, 2012.  At July 31, 2013, the unpaid balance of all receivables administered but not owned, was $83 million, compared with $120 million at October 31, 2012 and $119 million at July 31, 2012.

Total external interest-bearing debt of the financial services operations was $27,706 million at July 31, 2013, compared with $26,551 million at the end of fiscal year 2012 and $24,916 million at July 31, 2012.  Total external borrowings increased during the first nine months of 2013 and the past 12 months, generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to and investments from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at July 31, 2013, compared with 7.2 to 1 at October 31, 2012 and 7.6 to 1 at July 31, 2012.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At July 31, 2013, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2013, $1,771 million of short-term securitization borrowings was outstanding under the agreement.

In the first nine months of 2013, the financial services operations issued $1,941 million and retired $1,736 million of retail note securitization borrowings.  During the first nine months of 2013, the financial services operations also issued $3,507 million and retired $3,725 million of long-term borrowings.  The long-term debt retirements included $650 million of 5.10% Debentures due in January 2013.  The remaining issuances and retirements were primarily medium-term notes.

Dividend and Other Events

The Company’s Board of Directors at its meeting on August 28, 2013 declared a quarterly dividend of $.51 per share payable November 1, 2013, to stockholders of record on September 30, 2013.

In August 2013, the Company’s financial services operations entered into a retail note securitization transaction resulting in securitization borrowings of approximately $850 million.

Item 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”)) were effective as of July 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2013 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	803	$88.75	803	25.7

Jun 1 to Jun 30	1,880	85.70	1,880	23.8

Jul 1 to Jul 31	2,804	82.55	2,804	21.0

Total	5,487		5,487

(1)      During the third quarter of 2013, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under this plan is based on the end of third quarter closing share price of $82.81 per share.  At the end of the third quarter of 2013, $1,737 million of common stock remain to be purchased under this plan.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  Mine Safety Disclosures

Not applicable.

Item 5.                  Other Information

Gregory R. Page, elected to the Board of Directors effective June 1, 2013, has been named to the Audit Review and Corporate Governance Committees.

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

DEERE & COMPANY

Date:	August 29, 2013	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant filed on February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant filed on December 8, 2011*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.