Form 10-K
period 2013-10-31
DEERE & CO
filed 2013-12-16
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

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

Yes ☐ No ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2013 was $34,574,664,633. At November 30, 2013, 372,484,322 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 26, 2014 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.                                                  BUSINESS.

Products

Deere & Company (the Company) and its subsidiaries (collectively, John Deere) have operations that are categorized into three major business segments.

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and operating loans and offers crop risk-mitigation products and extended equipment warranties.

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes collectively referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.”

Additional information is presented in the discussion of business segment and geographic area results on pages 24-25. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

The Company’s equipment sales are projected to decrease by about 3 percent for fiscal year 2014 and decrease about 2 percent for the first quarter, compared with the same periods of 2013. For fiscal year 2014, net income attributable to Deere & Company is anticipated to be approximately $3.3 billion.

Agriculture & Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 6 percent for fiscal year 2014. The outlook contemplates the sale of a majority interest in the John Deere Landscapes operations. Although commodity prices and farm incomes are expected to remain at healthy levels in 2014 by historical standards, they are forecast to be lower than in 2013. The Company believes the decline will have a dampening effect on demand, primarily for large farm equipment.

Industry sales for agricultural machinery in the United States (U.S.) and Canada are forecast to decrease 5 to 10 percent for 2014, with the decline mainly reflecting lower sales of large equipment such as high-horsepower tractors and combines.

Fiscal year industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent due to lower commodity prices and farm incomes. In South America, industry sales of tractors and combines are projected to decrease 5 to 10 percent from strong 2013 levels. Industry sales in the Commonwealth of Independent States are expected to decrease slightly for fiscal year 2014, while industry sales in Asia are projected to be slightly higher in fiscal year 2014.

U.S. and Canada industry sales of turf and utility equipment are expected to increase about 5 percent for 2014, reflecting improved market conditions.

Construction & Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 10 percent for fiscal year 2014. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to increase for the year due to general economic growth and higher sales in European markets.

Financial Services. Fiscal year 2014 net income attributable to Deere & Company for the financial services operations is expected to be approximately $600 million. The outlook reflects improvement primarily due to continued growth in the credit portfolio, partially offset by a projected increase in the provision for credit losses from the low level in 2013.

2013 Consolidated Results Compared with 2012

Worldwide net income attributable to Deere & Company in 2013 was $3,537 million, or $9.09 per share diluted ($9.18 basic), compared with $3,065 million, or $7.63 per share diluted ($7.72 basic), in 2012. Worldwide net sales and revenues increased 5 percent to $37,795 million in 2013, compared with $36,157 million in 2012. Net sales of the equipment operations increased 4 percent in 2013 to $34,998 million from $33,501 million last year. The sales increase included improved price realization of 3 percent and an unfavorable foreign currency translation effect of 1 percent. Net sales in the U.S. and Canada increased 5 percent in 2013. Outside the U.S. and Canada, net sales increased by 4 percent in 2013, which included an unfavorable effect of 3 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $5,058 million in 2013, compared with $4,397 million in 2012. The higher operating profit was primarily due to the impact of improved price realization and higher shipment volumes, partially offset by unfavorable effects of foreign currency exchange, increased production costs, higher selling, administrative and general expenses, higher warranty costs and impairment charges. The increase in production costs related primarily to higher manufacturing overhead expenses in support of growth, new products and engine emission requirements, partially offset by lower raw material costs.

The equipment operations’ net income was $2,974 million in 2013, compared with $2,616 million in 2012. The same operating factors mentioned above, as well as an increase in interest expense due to higher average borrowings and a higher effective tax rate affected these results.

Net income of the financial services operations attributable to Deere & Company in 2013 increased to $565 million, compared with $460 million in 2012. The increase was primarily a result of growth in the credit portfolio and higher crop insurance margins, partially offset by higher selling, administrative and general expenses. In addition, last year’s results benefited from revenue related to wind energy credits. Additional information is presented in the discussion of the “Worldwide Financial Services Operations” on page 24.

The cost of sales to net sales ratio for 2013 was 73.3 percent, compared with 74.6 percent last year. The improvement was primarily due to the increase in price realization, partially offset by the unfavorable effects of foreign currency exchange, higher production costs and increased warranty costs.

Additional information on 2013 results is presented on pages 23-25.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agriculture and turf equipment and related service parts. The segment’s global operating model is designed to enable faster geographic growth and increase the segment’s competitiveness. Under this model, the segment consolidates all markets into four geographical customer focus areas to facilitate deep customer understanding and deliver better customer service. The segment’s equipment operations are consolidated into five product platforms — crop harvesting (combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders); turf and utility (utility vehicles, riding lawn equipment, walk-behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors and related attachments). John Deere also purchases certain products from other manufacturers for resale.

The segment also offers ancillary products and services supporting its agriculture and turf equipment customers. John Deere Landscapes, a unit of the segment, distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. In October 2013, the Company entered into an investment agreement with a private equity investment firm for the sale of a majority of John Deere Landscapes. John Deere Water, also a unit of the agriculture and turf segment, manufactures and distributes precision agricultural irrigation equipment and supplies. The Company is reviewing strategic options for John Deere Water and has retained Bank of America Merrill Lynch as exclusive financial advisor to assist in the initiative.

The segment also provides integrated agricultural business and equipment management systems. John Deere has developed a comprehensive agricultural management systems approach using advanced communications, data collection and global satellite positioning technologies to enable farmers to better control input costs and yields, improve soil conservation and minimize chemical use, and to gather information. John Deere’s advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

In addition to the John Deere brand, the agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier, Kemper and Green Systems brand names, and manufactures and sells walk-behind mowers and scarifiers in select European countries under the SABO brand name. John Deere manufactures its agriculture and turf equipment for sale primarily through independent retail dealer networks, and also builds products for sale by mass retailers, including The Home Depot and Lowe’s.

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, and a growing proportion of sales in many countries outside the U.S. and Canada, comprises tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, as John Deere expands its business globally, especially in developing countries where demand for smaller equipment is greater, John Deere’s sales of small tractors below 100 horsepower are increasing, and John Deere offers a number of harvesting solutions to support development of the mechanized harvesting of grain, oilseeds, cotton, sugar and biomass.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada and the U.S., there are typically several used equipment trade-in transactions as part of most new agricultural equipment sales. To provide support to its dealers for these used equipment trade-ins, John Deere provides dealers in these countries with a pool of funds, awarded to dealers as a percentage of the dealer cost for eligible new equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

Retail demand for turf and utility equipment is normally higher in the second and third fiscal quarters. John Deere is pursuing a strategy of building and shipping such equipment as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories through the year, production and shipment schedules of these product lines will normally be proportionately higher in the second and third fiscal quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction and Forestry

John Deere construction, earthmoving, material handling and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments. John Deere provides the most complete line of forestry machines and attachments available in the world. The segment’s forestry machines are distributed under the John Deere brand name, and forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides comprehensive fleet management telematics solutions designed to improve customer productivity and efficiency through access to fleet location, utilization and maintenance information.

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

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell licenses John Deere to manufacture articulated dump trucks in the U.S. for John Deere’s distribution under the John Deere brand name in North, Central and South America. John Deere licenses Bell to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere-manufactured construction equipment under the Bell brand and forestry equipment under the John Deere brand in certain territories of Africa. Bell and John Deere have agreed to terminate the articulated dump truck manufacturing and license agreements over the next few years.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and tracked forestry equipment and loaders in the U.S. and Canada and a joint venture for the manufacture of excavators in Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry equipment manufactured by John Deere in the U.S., Finland and New Zealand is distributed by Hitachi in certain Asian markets.

In India, the construction and forestry division manufactures construction equipment branded Leyland Deere through its joint venture with Ashok Leyland Limited, known as Ashok Leyland John Deere Construction Equipment Company Private Limited (ALJD).The division has also established manufacturing capacity for construction equipment in China and Brazil.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc. that in turn owns Nortrax Canada Inc. that in turn owns Nortrax Quebec Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the U.S. and Canada. John Deere also owns a retail construction and forestry sales operation in Russia and owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Sweden and the United Kingdom.

Competition

The equipment operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, John Deere’s brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Global N.V., Kubota Tractor Corporation and The Toro Company and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China, India and Russia where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. John Deere has continued to increase its global manufacturing capacity to compete in these markets. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets. The agriculture and turf segment’s global operating model is designed to enhance the segment’s competitive position by reducing complexity, implementing standard processes and increasing customer focus, speed and flexibility while building on the segment’s broad global reach and deep understanding of the agriculture and turf care markets.

The construction and forestry segment operates in highly competitive North American and global markets and is seeking to grow its competitive position in other parts of the world, including Brazil, China, India and Russia. Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Tigercat Industries Inc. and Ponsse Plc. The segment manufactures construction, earthmoving and material handling equipment for over 90 percent of the types of construction equipment used in the U.S. and Canada.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,477 million, or 4.2 percent of net sales, in 2013, $1,434 million, or 4.3 percent of net sales, in 2012 and $1,226 million, or 4.2 percent of net sales, in 2011.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 20 factory locations and lease and operate another six locations, which contain approximately 27.7 million square feet of floor space. Of these 26 factories, 17 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; construction equipment factories in Brazil and China; engine factories in Argentina, China, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. In addition, John Deere Water has manufacturing operations outside North America in Argentina, Australia, Brazil, Chile, China, France, India, Israel and Spain. These factories and manufacturing operations outside the U.S. and Canada contain approximately 20.8 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines, a majority of which are manufactured for John Deere’s equipment operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada and the Hitachi joint venture that will build hydraulic excavators in Brazil, the ALJD joint venture that builds backhoes and will build four-wheel-drive loaders in India, ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products and a venture that remanufactures turbochargers, diesel particulate filters and electronics.

John Deere’s facilities are well maintained, in good operating condition and suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Existing capacity is adequate to satisfy John Deere’s current expectations for retail market demand. The equipment operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions and changing customer requirements. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the equipment operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. John Deere has implemented flexible assembly lines that can accommodate a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement, product design, advanced manufacturing technology, enhanced environmental management systems, supply management and logistics as well as compensation incentives related to productivity and organizational structure. In past years, John Deere has experienced volatility in the price of many raw materials. John Deere has responded to cost pressures by implementing the cost-reduction measures described above and by increasing prices. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The equipment operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis.

Capital Expenditures. The equipment operations’ capital expenditures totaled $1,129 million in 2013, compared with $1,357 million in 2012 and $1,047 million in 2011. Provisions for depreciation applicable to these operations’ property and equipment during these years were $630 million, $549 million and $510 million, respectively. Capital expenditures for the equipment operations in 2014 are currently estimated to be approximately $1,200 million. The 2014 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities, U.S. Tier 4 emission requirements, the construction of new manufacturing facilities and the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products and green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on John Deere.

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

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,438 dealer locations, most of which are independently owned and operated. Of these, approximately 1,539 sell agricultural equipment, while approximately 428 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 428 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations and about 471 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s. John Deere Landscapes operates its business from approximately 400 branch locations throughout the U.S. and Canada.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom and an administrative office is located in Kenya. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, Ireland, New Zealand, Russia and Singapore. Some of these dealers are independently owned while John Deere owns others. The equipment operations operate centralized parts distribution warehouses in Brazil, Germany and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom.

John Deere Water operates from 19 sales and marketing locations and 19 warehousing locations in 15 countries including Argentina, Australia, Brazil, Chile, China, Ecuador, France, India, Israel, Italy, Mexico, Russia, Spain, Turkey and the U.S. John Deere Water’s products are marketed through approximately 700 independent dealers and distributors in over 100 countries.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality and delivery and weather-related events including natural disasters. In fiscal year 2013, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $6.3 billion at October 31, 2013, compared with $5.5 billion at October 31, 2012. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

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

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Further, the financial services operations finance and service operating loans. Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S., certain subsidiaries included in the financial services segment offer crop risk mitigation products and certain subsidiaries offer extended equipment warranties.

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

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2013 and 2012, Capital Corporation’s ratios were 3.04 to 1 and 2.30 to 1, respectively, and never less than 2.75 to 1 and 2.02 to 1 for any fiscal quarter of 2013 and 2012, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2013 or 2012.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, Brazil, China, India, New Zealand, Russia, Thailand and in several other countries in Asia, Europe and Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Additional information on the financial services operations appears on pages 24, 25, 27, 28 and 30.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply and believes it is in compliance in all material respects with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of John Deere. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere’s products.

The U.S. Environmental Protection Agency has issued increasingly stringent regulations concerning permissible emissions of off-road engines, and governmental agencies throughout the world are similarly enacting more stringent laws to reduce off-road engine emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere’s products.

EMPLOYEES

At October 31, 2013, John Deere had approximately 67,000 full-time employees, including approximately 33,900 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 83 percent of John Deere’s U.S. production and maintenance employees. Approximately 11,300 of John Deere’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

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

Name, age and office (at December 1, 2013), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	60	Chairman and Chief Executive Officer	2010	2009 –2010 President and Chief Executive Officer; 2009 President and Chief Operating Officer; 2005 – 2009 President, Worldwide Construction & Forestry Division and John Deere Power Systems
James M. Field	50	President, Agriculture & Turf Division-	2012	2009 –2012, Senior Vice
		Global Harvesting & Turf Platforms, Americas and Australia		President and Chief Financial Officer; 2007 – 2009 President, Worldwide Commercial & Consumer Equipment Division
Jean H. Gilles	56	Senior Vice President, John Deere Power Systems, Worldwide Parts Services, Advanced Technology & Engineering and Global Supply Management and Logistics	2010	2009 –2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group and Advanced Technology and Engineering; 2005 – 2009 Senior Vice President, John Deere Power Systems
Max A. Guinn	55	Senior Vice President, Human Resources, Communications, Public Affairs and Labor Relations	2012	2009 – 2012 Senior Vice President Agriculture & Turf Division, Global Platform, Crop Harvesting; 2006 – 2009 Senior Vice President, Manufacturing & Engineering, Harvesting Equipment
James A. Israel	57	President, Worldwide Financial Services Division	2006	Has held this position for the last five years
Mary K.W. Jones	45	Senior Vice President and General Counsel	2013	2010 – 2013 Vice President Global Human Resources; 2009 – 2010

Director, Global Human Resources Deployment; 2008 – 2009 Director, Regional Human Resources and Shared Services; 2008 Corporate Secretary and Associate General Counsel; 2005 – 2008 Associate General Counsel Special Litigation & Compliance

Rajesh Kalathur	45	Senior Vice President and Chief Financial Officer	2012

2012 Assistant Financial Officer; 2009 – 2012 Vice President, Sales & Marketing, China/India/South and East Asia/Sub-Saharan and South Africa, Agriculture & Turf Division; 2006 –2009 Managing Director and CEO, John Deere India Private Limited, a wholly owned subsidiary of the Company

Michael J. Mack, Jr.	57	President, Worldwide Construction & Forestry Division	2009	2006 – 2009 Senior Vice President and Chief Financial Officer
John C. May	44	President, Agricultural Solutions & Chief Information Officer	2012	2009 – 2012 Vice President, Agriculture & Turf Global Platform, Turf & Utility; 2007 – 2009 Factory Manager, John Deere Dubuque Works
Markwart von Pentz	50	President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform	2012

2009 – 2012 President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products; 2007 – 2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing

ITEM 1A.                                         RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 23, including the risks and uncertainties described in the Safe Harbor Statement on pages 25 through 27, and the Notes to Consolidated Financial Statements beginning on page 39. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, embargoes and sanctions imposed by the US and other governments prohibiting sales to specific persons or countries or based on product classification expose John Deere to criminal and civil sanctions.  Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws, violations of these laws could have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on John Deere’s customers and markets. John Deere’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the financial services segment and on John Deere’s customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on taxes and spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s gasoline- or diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to and its success in developing market share and operating profitably in additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John

Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

John Deere’s global operations must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their propensity to purchase John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Sustained low levels or decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, and the long term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro- denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, the availability of supplies and materials and on the demand for John Deere’s products.

The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency translation risk.

John Deere operates in many areas of the world, involving transactions denominated in a variety of currencies. John Deere is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which John Deere earn revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of John Deere’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements.

Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on John Deere’s results.

Because the financial services segment provides financing for a significant portion of John Deere’s sales worldwide, John Deere’s operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere’s sales worldwide. The financial services segment is exposed to the risk that customers and others will default on contractual obligations. The financial services segment may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The financial services segment’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on John Deere’s business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment’s write-offs and provision for credit losses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) and the regulations implementing the Act impose additional supervisory, financial and reporting requirements and compliance costs on John Deere and John Deere’s financial services operations and could therefore adversely affect John Deere and its financial services segment.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are largely unknown until all the regulations have been finalized and implemented, the Act and its regulations impose additional reporting requirements, stress testing requirements, leverage, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for John Deere and John Deere’s financial services operations and could adversely affect John Deere and its financial services segment’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. The Board of Governors of the Federal Reserve System has recently finalized capital requirements for certain institutions including thrift holding companies. Under the final rules, certain risk-based capital levels will need to be maintained in order to avoid the imposition of new restrictions on making dividends and other capital payouts. Moreover, John Deere’s operations, including those outside of the United States, will also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

John Deere’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potentially high-growth markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. In addition, poor or unusual weather conditions at critical periods in the planting, growing or harvesting seasons can impact the profitability of crop risk mitigation products. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components and whole goods, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. John Deere relies on suppliers to acquire raw materials, components and whole goods required to manufacture its products. Certain components and parts used in John Deere’s products are available from a single supplier and cannot be re-sourced quickly. Supply chain disruptions due to supplier financial distress, capacity constraints, business continuity, quality, delivery or disruptions due to weather-related or natural disaster events could affect John Deere’s operations and profitability.

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

Increasingly stringent engine emission standards could impact John Deere’s ability to manufacture and distribute certain engines or equipment, which could negatively affect business results.

John Deere’s equipment operations must meet increasingly stringent engine emission reduction standards, including USEPA, Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union. These standards are applicable to many engines manufactured by John Deere and used in many models of John Deere agriculture and construction and forestry equipment. John Deere has incurred and continues to incur substantial research and development costs and is introducing many new equipment models, largely due to the implementation of these more rigorous standards. While John Deere has developed and is executing comprehensive plans to meet these requirements and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase John Deere’s operating costs through higher utility, transportation and materials costs. The regulation of GHG emissions from non-road sources could require further changes to the design of John Deere’s engines and equipment. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers and therefore on John Deere’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the demand for John Deere’s products and the cost, production, sales and financial performance of John Deere’s operations.

Sustained increases in funding obligations under the Company’s pension plans may impair the Company’s liquidity or financial condition.

The Company maintains certain defined benefit pension plans for certain employees, which impose on us funding obligations. The Company uses many assumptions in calculating its future payment obligations under the plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than expected. The Company may be required to make significant contributions to its pension plans in the future. These factors could significantly increase the Company’s payment obligations under the plans and adversely affect its business, results of operations and financial condition.

The reallocation of radio frequency (RF) spectrums could disrupt or degrade the reliability of John Deere’s high precision augmented Global Positioning System (GPS) technology, which could impair John Deere’s ability to develop and market GPS-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services and other RF equipment which link equipment, operations, owners, dealers and technicians. These radio services depend on frequency allocations governed by international and national agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions. For John Deere’s agricultural customers, the inability to use high-precision augmented GPS signals or other RF signals could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs. For construction customers, disrupting GPS or RF applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers’ profitability and demand for John Deere products.

Security breaches and other disruptions to John Deere’s information technology infrastructure could interfere with John Deere’s operations and could compromise John Deere’s and its customers’ and suppliers’ information, exposing John Deere to liability that would cause John Deere’s business and reputation to suffer.

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of John Deere equipment and from customers of John Deere’s financial services operations. John Deere uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of John Deere’s customers and suppliers, as well as personally identifiable information of John Deere’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to John Deere’s business operations and strategy. Despite security measures and business continuity plans, John Deere’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise John Deere’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage John Deere’s reputation, which could adversely affect John Deere’s business.

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                 PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 4.7 million square feet of floor space. Outside the U.S. and Canada, the equipment operations also own or lease and occupy buildings housing three centralized parts distribution centers in Brazil, Germany and Russia and regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.8 million square feet of floor space. John Deere also owns facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.4 million square feet. John Deere has announced plans to increase parts facilities floor space in India and Brazil.

The Company’s administrative offices and research facilities, which are owned and leased by John Deere, contain about 3.7 million square feet of floor space globally and miscellaneous other facilities total 7.6 million square feet globally.

Overall, John Deere owns approximately 56.3 million square feet of facilities and leases approximately 19.3 million additional square feet in various locations.

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

PART II

ITEM 5.                                                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)                                The Company’s common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company’s common stock, the number of stockholders and the data on dividends declared and paid per share in Notes 29 and 30 to the Consolidated Financial Statements.

(b)                                Not applicable.

(c)           The Company’s purchases of its common stock during the fourth quarter of 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31	2,131	$83.09	2,131	19.1

Sept 1 to Sept 30	3,315	83.87	3,315	15.7

Oct 1 to Oct 31	3,918	82.81	3,918	11.7

Total	9,364		9,364

(1)    During the fourth quarter of 2013, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under this plan is based on the October 31, 2013 closing share price of $81.84 per share. At October 31, 2013, $957 million of common stock remain to be purchased under this plan. On December 4, 2013, the Company announced an additional share repurchase plan authorizing the purchase of up to $8,000 million of common stock.

ITEM 6.                 SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2013	2012	2011	2010	2009*
For the Year Ended October 31:
Total net sales and revenues	$37,795	$36,157	$32,013	$26,005	$23,112
Income from continuing operations and net income attributable to Deere & Company	$3,537	$3,065	$2,800	$1,865	$873
Net income per share — basic	$9.18	$7.72	$6.71	$4.40	$2.07
Net income per share — diluted	$9.09	$7.63	$6.63	$4.35	$2.06
Dividends declared per share	$1.99	$1.79	$1.52	$1.16	$1.12
At October 31:
Total assets	$59,521	$56,266	$48,207	$43,267	$41,133
Long-term borrowings	$21,578	$22,453	$16,960	$16,815	$17,392

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

See the information under the caption “Management’s Discussion and Analysis” on pages 23 – 33.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” beginning on page 23 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.                                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 34 – 68.

ITEM 9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2013, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, using the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.              OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the proxy statement expected to be filed January 13, 2014 but no later than January 17, 2014 (proxy statement), under the captions “Election of Directors,” and in the third paragraph under the caption “Committees - The Audit Review Committee,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

ITEM 11.              EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions “Compensation of Directors,” “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” is incorporated herein by reference.

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

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2013 Year-End” is incorporated herein by reference.

(d)         Change in control.

None.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the proxy statement under the captions “Corporate Governance Policies,” “Director Independence” and “Review and Approval of Related Person Transactions” is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2013, 2012 and 2011	34

	Statement of Consolidated Comprehensive Income for the years ended October 31, 2013, 2012 and 2011	35

	Consolidated Balance Sheet as of October 31, 2013 and 2012	36

	Statement of Consolidated Cash Flows for the years ended October 31, 2013, 2012 and 2011	37

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2011, 2012 and 2013	38

	Notes to Consolidated Financial Statements	39

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2013, 2012 and 2011	72

(3)	Exhibits

	See the “Index to Exhibits” on pages 73 – 76 of this report

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

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

Trends and Economic Conditions

The company’s agriculture and turf equipment sales increased 7 percent in 2013 and are forecast to decrease by about 6 percent for 2014. Industry agricultural machinery sales in the U.S. and Canada for 2014 are forecast to decrease 5 to 10 percent, compared to 2013. Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent in 2014, while South American industry sales are projected to decrease 5 to 10 percent from strong 2013 levels. Industry sales in the Commonwealth of Independent States are expected to decrease slightly, while sales in Asia are forecast to increase slightly in 2014. Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase approximately 5 percent. The company’s construction and forestry sales decreased 8 percent in 2013 and are forecast to increase by about 10 percent in 2014. Sales in world forestry markets are expected to increase in 2014. Net income of the company’s financial services operations attributable to Deere & Company in 2014 is expected to be approximately $600 million.

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

The company believes its plans for helping meet the world’s need for food, shelter and infrastructure are firmly on track. The company’s financial results have generated healthy levels of cash flow, which have been used to fund global growth and provide direct benefit to investors through dividends and share repurchases.

2013 COMPARED WITH 2012

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2013 was $3,537 million, or $9.09 per share diluted ($9.18 basic), compared with $3,065 million, or $7.63 per share diluted ($7.72 basic), in 2012. Net sales and revenues increased 5 percent to $37,795 million in 2013, compared with $36,157 million in 2012. Net sales of the equipment operations increased 4 percent in 2013 to $34,998 million from $33,501 million last year. The sales increase included improved price realization of 3 percent and an unfavorable foreign currency translation effect of 1 percent. Net sales in the U.S. and Canada increased 5 percent in 2013. Net sales outside the U.S. and Canada increased by 4 percent in 2013, which included an unfavorable effect of 3 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $5,058 million in 2013, compared with $4,397 million in 2012. The higher operating profit was primarily due to the impact of improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, increased production costs, higher selling, administrative and general expenses and increased warranty costs. The increased production costs were due primarily to higher manufacturing overhead expenses in support of growth, new products and engine emission requirements, partially offset by lower raw material costs. The results were also affected by impairment charges for long-lived assets related to the Water operations and a write down to realizable value of the assets being held for sale for the Landscapes operations (see Notes 4 and 5).

The equipment operations’ net income was $2,974 million in 2013, compared with $2,616 million in 2012. The same operating factors mentioned above, as well as an increase in interest expense due to higher average borrowings and a higher effective tax rate affected these results.

Net income of the financial services operations attributable to Deere & Company in 2013 increased to $565 million, compared with $460 million in 2012. The results were higher primarily due to growth in the credit portfolio and higher crop insurance margins, partially offset by higher selling, administrative and general expenses. In addition, last year’s results benefited from revenue related to wind energy credits. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2013 was 73.3 percent, compared with 74.6 percent last year. The improvement was primarily due to the increase in price realization, partially offset by the unfavorable effects of foreign currency exchange, higher production costs and increased warranty costs.

Finance and interest income increased this year due to a larger average credit portfolio, partially offset by lower average financing rates. Research and development costs increased primarily as a result of increased spending in support of new products and more stringent engine emission requirements. Selling, administrative and general expenses increased primarily due to growth. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased primarily due to higher depreciation of equipment on operating leases and the impairment charge for the write-down to realizable value of assets being held for sale (see Note 5).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2013 were $575 million, compared with $511 million in 2012. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.8 percent in 2013 and 8.0 percent in 2012, or $862 million in 2013 and $887 million in 2012. The actual return was a gain of $1,470 million in 2013 and $849 million in 2012. In 2014, the expected return will be approximately 7.5 percent. The company’s postretirement costs in 2014 are expected to decrease approximately $150 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $338 million in 2013 and $478 million in 2012, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $227 million in 2013 and $350 million in 2012. Total company contributions in 2014 are expected to be approximately $115 million, which are primarily direct benefit payments for unfunded plans. The company has no significant required contributions to pension plan assets in 2014 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $4,680 million in 2013, compared with $3,921 million in 2012. Net sales increased 7 percent this year primarily due to higher shipment volumes and improved price realization, partially offset by the unfavorable effects of foreign currency translation.

The increase in operating profit was primarily due to improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, increased production costs, higher selling, administrative and general expenses and increased warranty costs. The increased production costs were due primarily to higher manufacturing overhead expenses in support of growth, new products and engine emission requirements, partially offset by lower raw material costs. The results were also affected by the previously mentioned impairment charges for the Water and Landscapes operations.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $378 million in 2013, compared with $476 million in 2012. Net sales decreased 8 percent for the year primarily due to lower shipment volumes, partially offset by price realization. The decline in operating profit in 2013 was primarily due to lower shipment volumes, an unfavorable product mix, increases in production costs and higher selling, administrative and general expenses, partially offset by improved price realization.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $870 million in 2013, compared with $712 million in 2012. The results were higher primarily due to growth in the credit portfolio and higher crop insurance margins, partially offset by increased selling, administrative and general expenses. In addition, last year’s results benefited from revenue related to wind energy credits. Total revenues of the financial services operations, including intercompany revenues, increased 5 percent in 2013, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 16 percent higher in 2013, compared with 2012. Interest expense decreased 18 percent in 2013 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 2.90 to 1 in 2013, compared with 2.25 to 1 in 2012.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $4,062 million in 2013, compared with $3,836 million in 2012. The increase was due primarily to improved price realization and higher shipment volumes, partially offset by higher production costs, increased warranty costs and higher selling, administrative and general expenses. The results were also affected by impairment charges for the Landscapes and Water operations. Net sales increased 5 percent due primarily to price realization and higher shipment volumes. The physical volume of sales increased 1 percent, compared with 2012.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $996 million in 2013, compared with $561 million in 2012. The increase was primarily due to the effects of improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, higher selling, administrative and general expenses, increased production costs and higher warranty costs. The results were also affected by impairment charges for the Water operations. Net sales were 4 percent higher primarily reflecting price realization and increased shipment volumes, partially offset by the effect of foreign currency translation. The physical volume of sales increased 3 percent, compared with 2012.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to decrease about 3 percent for fiscal year 2014 and decrease about 2 percent for the first quarter, compared with the same periods in 2013. For fiscal year 2014, net income attributable to Deere & Company is anticipated to be about $3.3 billion.

Agriculture and Turf. The company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 6 percent for fiscal year 2014. The outlook contemplates the sale of a majority interest in the Landscapes operations. Although commodity prices and farm incomes are expected to remain at healthy levels in 2014 by historical standards, they are forecast to be lower than in 2013. The company believes the decline will have a dampening effect on demand, primarily for large farm equipment.

Industry sales for agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for the year, with the decline mainly reflecting lower sales of large equipment such as high horsepower tractors and combines.

Fiscal year industry sales in the EU28 are forecast to decrease about 5 percent due to lower commodity prices and farm incomes. In South America, industry sales of tractors and combines are projected to decrease 5 to 10 percent from strong 2013 levels. Industry sales in the Commonwealth of Independent States are expected to decrease slightly for the year, while Asian sales are projected to increase slightly.

In the U.S. and Canada, industry sales of turf and utility equipment are expected to increase about 5 percent for 2014, reflecting improved market conditions.

Construction and Forestry. The company’s worldwide sales of construction and forestry equipment are forecast to increase by about 10 percent for 2014. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to increase for the year due to general economic growth and higher sales in European markets.

Financial Services. Fiscal year 2014 net income attributable to Deere & Company for the financial services operations is expected to be approximately $600 million. The outlook reflects improvement primarily due to continued growth in the credit portfolio, partially offset by a projected increase in the provision for credit losses from the low level in 2013.

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

The company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence. These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture from recent drought conditions), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of nonfood uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

2012 COMPARED WITH 2011

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2012 was $3,065 million, or $7.63 per share diluted ($7.72 basic), compared with $2,800 million, or $6.63 per share diluted ($6.71 basic), in 2011. Net sales and revenues increased 13 percent to $36,157 million in 2012, compared with $32,013 million in 2011. Net sales of the equipment operations increased 14 percent in 2012 to $33,501 million from $29,466 million in 2011. The sales increase included improved price realization of 4 percent and an unfavorable foreign currency translation effect of 3 percent. Net sales in the U.S. and Canada increased 20 percent in 2012. Net sales outside the U.S. and Canada increased by 5 percent in 2012, which included an unfavorable effect of 6 percent for foreign currency translation.

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

The cost of sales to net sales ratio for 2012 was 74.6 percent, compared with 74.4 percent in 2011. The increase was primarily due to higher production costs, increased raw material costs and unfavorable effects of foreign currency exchange, partially offset by improved price realization.

Finance and interest income increased in 2012 due to a larger average credit portfolio, partially offset by lower average financing rates. Other income increased primarily as a result of an increase in service revenues and insurance premiums and fees. Research and development costs increased primarily as a result of increased spending in support of new products and more stringent emission requirements. Selling, administrative and general expenses increased primarily due to growth and incentive compensation expenses. Interest expense increased due to higher average borrowings, partially offset by lower average borrowing rates. Other operating expenses increased primarily due to higher crop insurance claims and costs and depreciation of equipment on operating leases.

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,921 million in 2012, compared with $3,447 million in 2011. Net sales increased 13 percent in 2012 primarily due to higher shipment volumes and improved price realization, partially offset by the unfavorable effects of foreign currency translation. The increase in operating profit was primarily due to higher shipment volumes and price realization, partially offset by increased production and raw material costs, unfavorable effects of foreign currency exchange, increased research and development expenses and higher selling, administrative and general expenses. The increase in production costs was primarily related to new products, engine emission requirements and incentive compensation expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $476 million in 2012, compared with $392 million in 2011. Net sales increased 19 percent in 2012 primarily due to higher shipment volumes and improved price realization. The operating profit improvement in 2012 was primarily due to price realization and higher shipment volumes, partially offset by increased production and raw material costs, increased research and development expenses and higher selling, administrative and general expenses. The increase in production costs was primarily related to new products, engine emission requirements and incentive compensation expenses.

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

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $3,836 million in 2012, compared with $2,898 million in 2011. The increase was due to higher shipment volumes and improved price realization, partially offset by increased production and raw material costs, increased research and development expenses and higher selling, administrative and general expenses. Net sales increased 20 percent in 2012 primarily due to higher shipment volumes and price realization. The physical volume of sales increased 14 percent, compared with 2011.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $561 million in 2012, compared with $941 million in 2011. The decrease was primarily due to higher production and raw material costs, the unfavorable effects of foreign currency exchange, increased selling, administrative and general expenses and higher research and development expenses, partially offset by the effects of higher shipment volumes and improved price realization. Net sales were 5 percent higher in 2012 primarily reflecting increased shipment volumes and price realization, partially offset by the effect of foreign currency translation. The physical volume of sales increased 7 percent, compared with 2011.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, equipment operations and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2013 were $3,254 million This resulted primarily from net income adjusted for non-cash provisions, which were partially offset by increases in receivables related to sales and inventories, excluding non-cash activities. Cash outflows from investing activities were $4,821 million in 2013, primarily due to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $3,204 million, purchases of property and equipment of $1,158 million and purchases exceeding maturities and sales of marketable securities by $182 million. Cash inflows from financing activities were $407 million in 2013 primarily due to an increase in borrowings of $2,525 million, partially offset by repurchases of common stock of $1,531 million and dividends paid of $753 million. Cash and cash equivalents decreased $1,148 million during 2013.

Over the last three years, operating activities have provided an aggregate of $6,748 million in cash. In addition, increases in borrowings were $10,874 million, proceeds from sales of businesses were $963 million, proceeds from issuance of common stock (resulting from the exercise of stock options) were $406 million. The aggregate amount of these cash flows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $7,027 million, repurchase common stock of $4,786 million, purchase property and equipment of $3,534 million, pay dividends of $2,044 million and purchase marketable securities that exceeded proceeds from maturities and sales by $1,419 million. Cash and cash equivalents decreased $287 million over the three-year period.

The company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2013 and 2012 was $3,162 million and $1,207 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,129 million and $6,123 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $559 million and $628 million at October 31, 2013 and 2012, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $6,498 million at October 31, 2013, $2,939 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2013 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2013 was $9,756 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,119 million at October 31, 2013. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $41 million in 2013 primarily due to the reclassification of receivables related to the Landscapes operations to held for sale and the decrease in construction and forestry receivables. The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 11 percent in 2013 and 2012. Total worldwide agriculture and turf receivables increased $53 million and construction and forestry receivables decreased $94 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 1 percent and 2 percent at October 31, 2013 and 2012, respectively.

Deere & Company’s stockholders’ equity was $10,266 million at October 31, 2013, compared with $6,842 million at October 31, 2012. The increase of $3,424 million resulted from net income attributable to Deere & Company of $3,537 million, a change in the retirement benefits adjustment of $1,950 million and an increase in common stock of $172 million, which were partially offset by an increase in treasury stock of $1,397 million, dividends declared of $767 million, and a change in the cumulative translation adjustment of $71 million.

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

Cash provided by operating activities of the equipment operations during 2013, including intercompany cash flows, was $4,669 million primarily due to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $10,615 million in cash.

Trade receivables held by the equipment operations decreased by $218 million during 2013. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories decreased by $235 million in 2013 primarily due to the reclassification of inventories related to the Landscapes operations to held for sale (see Note 4). Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 25 percent and 26 percent at October 31, 2013 and 2012, respectively.

Total interest-bearing debt of the equipment operations was $5,951 million at the end of 2013, compared with $5,870 million at the end of 2012 and $3,696 million at the end of 2011. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2013, 2012 and 2011 was 37 percent, 46 percent and 35 percent, respectively.

Property and equipment cash expenditures for the equipment operations in 2013 were $1,155 million, compared with $1,316 million in 2012. Capital expenditures in 2014 are estimated to be $1,200 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

The cash provided by operating activities and financing activities was used primarily for investing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $1,244 million in 2013. Cash used by investing activities totaled $5,845 million in 2013, primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $4,523 million and an increase in trade receivables and wholesale notes of $1,153 million. Cash provided by financing activities totaled $4,321 million in 2013, representing primarily an increase in external borrowings of $2,397 million, borrowings from Deere & Company of $2,007 million and capital investment from Deere & Company of $122 million, partially offset by dividends paid of $186 million to Deere & Company. Cash and cash equivalents decreased $264 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $3,186 million in cash. In addition, an increase in total borrowings of $10,707 million and capital investment from Deere & Company of $455 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $10,275 million, fund an increase in trade receivables and wholesale notes of $3,233 million and pay dividends to Deere & Company of $570 million. Cash and cash equivalents increased $39 million over the three-year period.

Receivables and equipment on operating leases increased by $4,851 million in 2013, compared with 2012. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases increased 14 percent in 2013, compared with 2012. The volumes of operating leases, retail notes and financing leases increased approximately 34 percent, 19 percent and 6 percent, respectively, while revolving charge accounts remained about the same and operating loans decreased 52 percent due to lower market coverage. The amount of wholesale notes increased 23 percent and trade receivables increased 6 percent during 2013. At October 31, 2013 and 2012, net receivables and leases administered, which include receivables administered but not owned, were $36,559 million and $31,746 million, respectively.

Total external interest-bearing debt of the financial services operations was $28,524 million at the end of 2013, compared with $26,551 million at the end of 2012 and $22,894 million at the end of 2011. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.3 to 1 at the end of 2013, 7.2 to 1 at the end of 2012 and 7.5 to 1 at the end of 2011.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2013, the facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. The facility was renewed in November 2013 for the same capacity. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2013, $1,563 million of short-term securitization borrowings was outstanding under the agreement.

During 2013, the financial services operations issued $2,789 million and retired $2,255 million of retail note securitization borrowings. During 2013, the financial services operations also issued $4,451 million and retired $4,767 million of long-term borrowings. The long-term borrowing retirements included $650 million of 5.10% Debentures due in January 2013. The remaining issuances and retirements were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 31, 2013, the company had approximately $270 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2013 was approximately seven years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2013 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years

On-balance-sheet
Debt*
Equipment operations	$5,967	$1,081	$477	$51	$4,358
Financial services**	28,287	9,870	9,777	5,521	3,119
Total	34,254	10,951	10,254	5,572	7,477
Interest relating to debt***	4,940	650	946	745	2,599
Accounts payable	3,128	2,998	89	38	3
Capital leases	37	23	9	3	2
Off-balance-sheet
Purchase obligations	3,487	3,444	43
Operating leases	413	130	156	79	48
Total	$46,259	$18,196	$11,497	$6,437	$10,129

*	Principal payments.
**

Securitization borrowings of $4,109 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

***	Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $272 million at October 31, 2013 since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

The sales incentive accruals at October 31, 2013, 2012 and 2011 were $1,531 million, $1,453 million and $1,122 million, respectively. The increase in 2013 and 2012 were primarily due to higher sales volumes.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .7 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .7 percent, the sales incentive accrual at October 31, 2013 would increase or decrease by approximately $60 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2013, 2012 and 2011 were $822 million, $733 million and $662 million, respectively. The changes were primarily due to higher sales volumes in 2013 and 2012.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .08 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .08 percent, the warranty accrual at October 31, 2013 would increase or decrease by approximately $35 million.

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

The pension assets, net of pension liabilities, recognized on the balance sheet at October 31, 2013 were $40 million. The pension liabilities, net of pension assets, at October 31, 2012 and 2011 were $1,817 million and $1,373 million, respectively. The increase in pension net assets in 2013 was primarily due to the return on plan assets and increases in discount rates, partially offset by interest on the liabilities. The increase in pension net liabilities in 2012 was primarily due to decreases in discount rates and interest on the liabilities, partially offset by the return on plan assets. The OPEB liabilities, net of OPEB assets, on these same dates were $4,769 million, $5,736 million and $5,193 million, respectively. The decrease in the OPEB net liabilities in 2013 was primarily due to increases in discount rates and favorable claims experience, partially offset by interest on the liabilities. The increase in 2012 was primarily due to the decreases in discount rates and interest on the liabilities.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2013	2014
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(520)/551	$(29)/27
Expected return on assets	+/-.5		(46)/46
OPEB
Discount rate**	+/-.5	(326)/360	(12)/19
Expected return on assets	+/-.5		(5)/5
Health care cost trend rate**	+/-1.0	703/(558)	98/(62)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost and amortization of gains or losses.

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

Based on this testing, the company identified a reporting unit in 2012 for which the goodwill was impaired. In the fourth quarter of 2012, the company recorded a non-cash charge in cost of sales of $33 million pretax, or $31 million after-tax. The charge was associated with a reporting unit included in the agriculture and turf operating segment. The key factor contributing to the impairment was a decline in the reporting unit’s forecasted financial performance (see Note 5).

A 10 percent decrease in the estimated fair value of the company’s reporting units not being held for sale would have had no impact on the carrying value of goodwill at the annual measurement date in 2013.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the company’s receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 31, 2013, 2012 and 2011 was $240 million, $243 million and $269 million, respectively. The allowance was approximately the same in 2013, compared to 2012. The decrease in 2012, compared to 2011, was primarily due to decreases in loss experience.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .28 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .28 percent, the allowance for credit losses at October 31, 2013 would increase or decrease by approximately $95 million.

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

The total operating lease residual values at October 31, 2013, 2012 and 2011 were $2,115 million, $1,676 million and $1,425 million, respectively. The changes in 2013 and 2012 were primarily due to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $95 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2013 would have been approximately $14 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2012 would have been approximately $33 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2014 would decrease the 2014 expected net cash inflows by $10 million. At October 31, 2012, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $68 million adverse effect on the 2013 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2013, 2012 and 2011

(In millions of dollars)

	2013	2012	2011

Net Sales and Revenues
Net sales	$34,997.9	$33,500.9	$29,466.1
Finance and interest income	2,115.1	1,981.3	1,922.6
Other income	682.4	674.9	623.8
Total	37,795.4	36,157.1	32,012.5

Costs and Expenses
Cost of sales	25,667.3	25,007.8	21,919.4
Research and development expenses	1,477.3	1,433.6	1,226.2
Selling, administrative and general expenses	3,605.5	3,417.0	3,168.7
Interest expense	741.3	782.8	759.4
Other operating expenses	820.6	781.5	716.0
Total	32,312.0	31,422.7	27,789.7

Income of Consolidated Group before Income Taxes	5,483.4	4,734.4	4,222.8
Provision for income taxes	1,945.9	1,659.4	1,423.6

Income of Consolidated Group	3,537.5	3,075.0	2,799.2
Equity in income (loss) of unconsolidated affiliates	.1	(3.4)	8.6

Net Income	3,537.6	3,071.6	2,807.8
Less: Net income attributable to noncontrolling interests	.3	6.9	7.9
Net Income Attributable to Deere & Company	$3,537.3	$3,064.7	$2,799.9

Per Share Data
Basic	$9.18	$7.72	$6.71
Diluted	$9.09	$7.63	$6.63
Dividends declared	$1.99	$1.79	$1.52

Average Shares Outstanding
Basic	385.3	397.1	417.4
Diluted	389.2	401.5	422.4

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended October 31, 2013, 2012 and 2011

(In millions of dollars)

	2013	2012	2011

Net Income	$3,537.6	$3,071.6	$2,807.8

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	1,950.0	(623.6)	(338.4)
Cumulative translation adjustment	(70.9)	(270.0)	17.8
Unrealized gain (loss) on derivatives	10.7	(5.1)	20.9
Unrealized gain (loss) on investments	(11.3)	4.9	1.3

Other Comprehensive Income (Loss), Net of Income Taxes	1,878.5	(893.8)	(298.4)

Comprehensive Income of Consolidated Group	5,416.1	2,177.8	2,509.4
Less: Comprehensive income attributable to noncontrolling interests	.4	6.6	7.9
Comprehensive Income Attributable to Deere & Company	$5,415.7	$2,171.2	$2,501.5

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2013 and 2012

(In millions of dollars except per share amounts)

	2013	2012

ASSETS
Cash and cash equivalents	$3,504.0	$4,652.2
Marketable securities	1,624.8	1,470.4
Receivables from unconsolidated affiliates	31.2	59.7
Trade accounts and notes receivable - net	3,758.2	3,799.1
Financing receivables - net	25,632.7	22,159.1
Financing receivables securitized - net	4,153.1	3,617.6
Other receivables	1,464.0	1,790.9
Equipment on operating leases - net	3,152.2	2,527.8
Inventories	4,934.7	5,170.0
Property and equipment - net	5,466.9	5,011.9
Investments in unconsolidated affiliates	221.4	215.0
Goodwill	844.8	921.2
Other intangible assets - net	77.1	105.0
Retirement benefits	551.1	20.2
Deferred income taxes	2,325.4	3,280.4
Other assets	1,274.7	1,465.3
Assets held for sale	505.0
Total Assets	$59,521.3	$56,265.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$8,788.9	$6,392.5
Short-term securitization borrowings	4,109.1	3,574.8
Payables to unconsolidated affiliates	106.9	135.2
Accounts payable and accrued expenses	8,973.6	8,988.9
Deferred income taxes	160.3	164.4
Long-term borrowings	21,577.7	22,453.1
Retirement benefits and other liabilities	5,416.7	7,694.9
Liabilities held for sale	120.4
Total liabilities	49,253.6	49,403.8

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2013 and 2012), at paid-in amount	3,524.2	3,352.2
Common stock in treasury, 162,628,440 shares in 2013 and 148,625,875 shares in 2012, at cost	(10,210.9)	(8,813.8)
Retained earnings	19,645.6	16,875.2
Accumulated other comprehensive income (loss)	(2,693.1)	(4,571.5)
Total Deere & Company stockholders’ equity	10,265.8	6,842.1
Noncontrolling interests	1.9	19.9
Total stockholders’ equity	10,267.7	6,862.0
Total Liabilities and Stockholders’ Equity	$59,521.3	$56,265.8

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2013, 2012 and 2011

(In millions of dollars)

	2013	2012	2011

Cash Flows from Operating Activities
Net income	$3,537.6	$3,071.6	$2,807.8
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20.5	5.1	13.5
Provision for depreciation and amortization	1,140.3	1,004.2	914.9
Impairment charges	102.0	33.4
Share-based compensation expense	80.7	74.5	69.0
Undistributed earnings of unconsolidated affiliates	9.1	1.8	11.1
Credit for deferred income taxes	(172.6)	(91.8)	(168.0)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,510.2)	(1,901.6)	(808.9)
Insurance receivables	263.4	(338.5)	(300.1)
Inventories	(728.4)	(1,510.2)	(1,730.5)
Accounts payable and accrued expenses	217.1	1,061.8	1,287.0
Accrued income taxes payable/receivable	80.4	(72.3)	1.2
Retirement benefits	262.0	63.3	495.3
Other	(47.6)	(233.6)	(266.0)

Net cash provided by operating activities	3,254.3	1,167.7	2,326.3

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,088.0	13,064.9	12,151.4
Proceeds from maturities and sales of marketable securities	843.9	240.3	32.4
Proceeds from sales of equipment on operating leases	936.7	799.5	683.4
Proceeds from sales of businesses, net of cash sold	22.0	30.2	911.1
Cost of receivables acquired (excluding receivables related to sales)	(17,011.7)	(15,139.0)	(13,956.8)
Purchases of marketable securities	(1,026.3)	(922.2)	(586.9)
Purchases of property and equipment	(1,158.4)	(1,319.2)	(1,056.6)
Cost of equipment on operating leases acquired	(1,216.9)	(801.8)	(624.2)
Acquisitions of businesses, net of cash acquired	(83.5)		(60.8)
Other	(214.5)	43.2	(113.7)

Net cash used for investing activities	(4,820.7)	(4,004.1)	(2,620.7)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	2,749.4	894.9	(226.1)
Proceeds from long-term borrowings	4,734.0	10,642.0	5,655.0
Payments of long-term borrowings	(4,958.5)	(5,396.0)	(3,220.8)
Proceeds from issuance of common stock	174.5	61.0	170.0
Repurchases of common stock	(1,531.4)	(1,587.7)	(1,667.0)
Dividends paid	(752.9)	(697.9)	(593.1)
Excess tax benefits from share-based compensation	50.7	30.1	70.1
Other	(59.3)	(66.2)	(48.5)

Net cash provided by financing activities	406.5	3,880.2	139.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.7	(38.8)	11.4

Net Increase (Decrease) in Cash and Cash Equivalents	(1,148.2)	1,005.0	(143.4)
Cash and Cash Equivalents at Beginning of Year	4,652.2	3,647.2	3,790.6

Cash and Cash Equivalents at End of Year	$3,504.0	$4,652.2	$3,647.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2011, 2012 and 2013

(In millions of dollars)

		Deere & Company Stockholders

	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2010	$6,303.4	$3,106.3	$(5,789.5)	$12,353.1	$(3,379.6)	$13.1

Net income	2,807.8			2,799.9		7.9
Other comprehensive loss	(298.4)				(298.4)
Repurchases of common stock	(1,667.0)		(1,667.0)
Treasury shares reissued	163.7		163.7
Dividends declared	(638.0)			(633.5)		(4.5)
Stock options and other	143.4	145.4		(.1)		(1.9)

Balance October 31, 2011	6,814.9	3,251.7	(7,292.8)	14,519.4	(3,678.0)	14.6

Net income	3,071.6			3,064.7		6.9
Other comprehensive loss	(893.8)				(893.5)	(.3)
Repurchases of common stock	(1,587.7)		(1,587.7)
Treasury shares reissued	66.7		66.7
Dividends declared	(709.2)			(708.9)		(.3)
Stock options and other	99.5	100.5				(1.0)

Balance October 31, 2012	6,862.0	3,352.2	(8,813.8)	16,875.2	(4,571.5)	19.9

Net income	3,537.6			3,537.3		.3
Other comprehensive income	1,878.5				1,878.4	.1
Repurchases of common stock	(1,531.4)		(1,531.4)
Treasury shares reissued	134.3		134.3
Dividends declared	(774.5)			(766.6)		(7.9)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	171.8	172.0		(.3)		.1

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9

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

Variable Interest Entities

The company was previously the primary beneficiary of and consolidated a supplier that was a VIE. The company had both the power to direct the activities of the VIE that most significantly impacted the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In the first quarter of 2013, the entity was deconsolidated since the company no longer has a variable interest in the supplier. No related parties were involved in the deconsolidation. The effect on the financial statements for the deconsolidation was a decrease in assets, liabilities and noncontrolling interests of approximately $26 million, $15 million and $11 million, respectively, with no gain or loss. No additional support beyond what was previously contractually required was provided during any periods presented. The VIE produced blended fertilizer and other lawn care products for the agriculture and turf segment.

The assets and liabilities of this supplier VIE consisted of the following last year at October 31 in millions of dollars:

2012

Cash and cash equivalents	$26
Intercompany receivables	7
Inventories	25
Property and equipment – net	2
Other assets	5

Total assets	$65

Short-term borrowings	$5
Accounts payable and accrued expenses	48

Total liabilities	$53

The VIE was financed primarily through its own liabilities. The assets of the VIE could only be used to settle the obligations of the VIE. The creditors of the VIE did not have recourse to the general credit of the company.

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $183 million in 2013, $177 million in 2012 and $163 million in 2011.

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

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated financing receivables. Allowances for credit losses are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions and credit risk quality. Receivables are written-off to the allowance when the account is considered uncollectible.

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2013, 2012 and 2011 were $26 million, $96 million and $121 million, respectively.

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

4. ACQUISITIONS AND DISPOSITIONS

In September 2013, the company acquired Bauer Built Manufacturing Inc., a manufacturer of planters located in Paton, Iowa, for approximately $84 million. The fair values assigned to the assets and liabilities related to the acquired entity were approximately $9 million of receivables, $11 million of inventories, $25 million of property and equipment, $13 million of goodwill, $26 million of identifiable intangible assets, $1 million of other assets and $1 million of liabilities. The identifiable intangibles were primarily related to technology, a non-compete contract, customer relationships and a trademark, which have amortization periods with a weighted-average of seven years. The entity was consolidated and the results of these operations have been included in the company’s consolidated financial statements in the agriculture and turf segment since the date of acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

In October 2013, the company entered into an investment agreement with a private equity investment firm affiliated with Clayton, Dubilier & Rice, LLC (CD&R) for the sale of 60 percent of its subsidiary John Deere Landscapes LLC (Landscapes). Landscapes is included in the company’s agriculture and turf segment and distributes irrigation equipment, nursery products and landscape supplies, including seed, fertilizer and hardscape materials, primarily to landscape service professionals. The sale is a result of the company’s intention to invest its resources in growing its core businesses. The 60 percent sale for approximately $300 million proceeds includes a $174 million equity contribution from CD&R and third party debt to be raised by Landscapes. The equity contribution is in the form of newly issued cumulative convertible participating preferred units representing 60 percent of the voting rights (on an as converted basis), which will rank senior to the company’s common stock as to dividends. The preferred units have an initial liquidation preference of $174 million and will accrue dividends at a rate of 12 percent per annum. The liquidation preference will be subject to the company’s rights under the stockholders agreement. Due to preferred dividend payment in additional preferred shares over the first two years, CD&R’s ownership will increase over the two-year period. The company will retain initially 40 percent of the Landscapes business in the form of common stock and report the results as an equity investment in unconsolidated affiliates. The fair value of the company’s 40 percent equity investment to be retained was approximately $80 million at October 31, 2013.

The major classes of the total consolidated assets and liabilities of the Landscapes business that were classified as held for sale at October 31 were as follows in millions of dollars:

2013

Trade accounts and notes receivables – net	$153
Inventories	219
Property and equipment – net	37
Goodwill	106
Other intangible assets – net	25
Other assets	10
Asset impairment	(45)
Total assets held for sale	$505
Accounts payable and accrued expenses, and
Total liabilities held for sale	$120

5. SPECIAL ITEMS

Impairments

In 2013, the company recorded a non-cash charge for the impairment of long-lived assets of $57 million pretax, or $51 million after-tax. This consists of $50 million pretax, or $44 million after-tax, in the third quarter and $7 million pretax and after-tax in the fourth quarter, related to the company’s Water operations, which are included in the agriculture and turf operating segment. The total pretax impairment loss consisted of $50 million recorded in cost of sales and $7 million in selling, administrative and general expenses. The impairments were due to a decline in the forecasted financial performance and a review of strategic options for the business (see Note 26).

In the fourth quarter of 2013, the company recorded a non-cash charge of $45 million pretax and after-tax in other operating expenses for an impairment to write the Landscapes operations down to realizable value. These operations were included in the agriculture and turf operating segment and classified as held for sale at October 31, 2013 (see Note 4).

In the fourth quarter of 2012, the company recorded a non-cash charge in cost of sales for the impairment of goodwill of $33 million pretax, or $31 million after-tax, related to the company’s Water operations. The goodwill impairment in 2012 was due to a decline in the forecasted financial performance as a result of more complex integration activities. The goodwill in this reporting unit was completely written off in 2012 (see Note 26).

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $659 million, $563 million and $449 million in 2013, 2012 and 2011, respectively. The company also had accounts payable related to purchases of property and equipment of $198 million, $185 million and $135 million at October 31, 2013, 2012 and 2011, respectively.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2013	2012	2011

Interest:
Equipment operations	$511	$420	$370
Financial services	502	638	616
Intercompany eliminations	(247)	(248)	(231)
Consolidated	$766	$810	$755
Income taxes:
Equipment operations	$1,863	$1,704	$1,379
Financial services	270	207	336
Intercompany eliminations	(179)	(167)	(266)
Consolidated	$1,954	$1,744	$1,449

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2013	2012	2011

Pensions
Service cost	$273	$220	$197
Interest cost	439	465	492
Expected return on plan assets	(778)	(787)	(793)
Amortization of actuarial losses	265	202	148
Amortization of prior service cost	12	47	46
Early-retirement benefits		3
Settlements/curtailments	2	10	1
Net cost	$213	$160	$91
Weighted-average assumptions
Discount rates	3.8%	4.4%	5.0%
Rate of compensation increase	3.9%	3.9%	3.9%
Expected long-term rates of return	7.8%	8.0%	8.1%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2013	2012	2011

Health care and life insurance
Service cost	$58	$49	$44
Interest cost	255	281	326
Expected return on plan assets	(84)	(100)	(113)
Amortization of actuarial loss	141	136	271
Amortization of prior service credit	(8)	(15)	(16)
Net cost	$362	$351	$512
Weighted-average assumptions
Discount rates	3.8%	4.4%	5.2%
Expected long-term rates of return	7.5%	7.7%	7.7%

For fiscal year 2012, the participants in one of the company’s postretirement health care plans became “almost all” inactive as described by the applicable accounting standards due to additional retirements. As a result, beginning in 2012, the net actuarial loss for this plan in the table above is being amortized over the longer period for the average remaining life expectancy of the inactive participants rather than the average remaining service period of the active participants. The amortization of actuarial loss also decreased in 2012 due to lower expected costs from the prescription drug plan to provide group benefits under Medicare Part D as an alternative to collecting the retiree drug subsidy.

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2013	2012	2011

Pensions
Net cost	$213	$160	$91
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(1,481)	999	848
Prior service (credit) cost	(26)	5	9
Amortization of actuarial loss	(265)	(202)	(148)
Amortization of prior service cost	(12)	(47)	(46)
Settlements/curtailments	(2)	(10)	(1)
Total (gain) loss recognized in other comprehensive (income) loss	(1,786)	745	662
Total recognized in comprehensive (income) loss	$(1,573)	$905	$753

The previous postretirement benefits cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2013	2012	2011

Health care and life insurance
Net cost	$362	$351	$512
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(1,165)	335	132
Prior service (credit) cost	(2)	2
Amortization of actuarial loss	(141)	(136)	(271)
Amortization of prior service credit	8	15	16
Total (gain) loss recognized in other comprehensive (income) loss	(1,300)	216	(123)
Total recognized in comprehensive (income) loss	$(938)	$567	$389

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2013	2012	2013	2012

Change in benefit obligations
Beginning of year balance	$(11,834)	$(10,925)	$(7,023)	$(6,652)
Service cost	(273)	(220)	(58)	(49)
Interest cost	(439)	(465)	(255)	(281)
Actuarial gain (loss)	951	(947)	1,092	(347)
Amendments	26	(5)	2	(2)
Benefits paid	655	656	329	333
Health care subsidies			(16)	(15)
Settlements/curtailments	3	10
Foreign exchange and other	(57)	62	3	(10)
End of year balance	(10,968)	(11,834)	(5,926)	(7,023)

Change in plan assets (fair value)
Beginning of year balance	10,017	9,552	1,287	1,459
Actual return on plan assets	1,312	736	158	113
Employer contribution	301	441	37	37
Benefits paid	(655)	(656)	(329)	(333)
Settlements	(3)	(10)
Foreign exchange and other	36	(46)	4	11
End of year balance	11,008	10,017	1,157	1,287
Funded status	$40	$(1,817)	$(4,769)	$(5,736)

Weighted-average assumptions
Discount rates	4.5%	3.8%	4.7%	3.8%
Rate of compensation increase	3.8%	3.9%

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2013	2012	2013	2012

Amounts recognized in balance sheet
Noncurrent asset	$551	$20
Current liability	(58)	(53)	$(21)	$(23)
Noncurrent liability	(453)	(1,784)	(4,748)	(5,713)
Total	$40	$(1,817)	$(4,769)	$(5,736)
Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$3,512	$5,260	$960	$2,266
Prior service cost (credit)	67	105	(41)	(47)
Total	$3,579	$5,365	$919	$2,219

The total accumulated benefit obligations for all pension plans at October 31, 2013 and 2012 was $10,352 million and $11,181 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $680 million and $267 million, respectively, at October 31, 2013 and $10,987 million and $9,787 million, respectively, at October 31, 2012. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $1,340 million and $829 million, respectively, at October 31, 2013 and $11,627 million and $9,790 million, respectively, at October 31, 2012.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2014 in millions of dollars follow:

	Pensions	Health Care and Life Insurance

Net actuarial loss	$174	$37
Prior service cost (credit)	25	(3)
Total	$199	$34

The company expects to contribute approximately $88 million to its pension plans and approximately $27 million to its health care and life insurance plans in 2014, which are primarily direct benefit payments for unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance*

2014	$690	$321
2015	673	331
2016	672	339
2017	679	357
2018	682	362
2019 to 2023	3,467	1,831

* Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2013, the weighted-average composite trend rates for these obligations were assumed to be a 6.5 percent increase from 2013 to 2014, gradually decreasing to 5.0 percent from 2021 to 2022 and all future years. The obligations at October 31, 2012 and the cost in 2013 assumed a 7.1 percent increase from 2012 to 2013, gradually decreasing to 5.0 percent from 2018 to 2019 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $717 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $43 million. A decrease of one percentage point would decrease the obligations by $570 million and the cost by $34 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2013 and 2012 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at October 31, 2013 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$1,190	$317	$873
Equity:
U.S. equity securities	3,321	3,321
U.S. equity funds	47	5	42
International equity securities	1,953	1,953
International equity funds	481	68	413
Fixed Income:
Government and agency securities	391	370	21
Corporate debt securities	278		278
Mortgage-backed securities	106	14	92
Fixed income funds	601	91	510
Real estate	550	110	12	$428
Private equity/venture capital	1,416			1,416
Hedge funds	529		379	150
Other investments	389	3	386
Derivative contracts - assets*	769	10	759
Derivative contracts - liabilities**	(591)	(6)	(585)
Receivables, payables and other	14	14
Securities lending collateral	716		716
Securities lending liability	(716)		(716)
Securities sold short	(436)	(436)
Total net assets	$11,008	$5,834	$3,180	$1,994

*                   Includes contracts for interest rates of $749 million, foreign currency of $10 million, equity of $9 million and other of $1 million.

**               Includes contracts for interest rates of $563 million, foreign currency of $22 million and other of $6 million.

The fair values of the health care assets at October 31, 2013 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$58	$29	$29
Equity:
U.S. equity securities	298	298
U.S. equity funds	84	84
International equity securities	71	71
International equity funds	187		187
Fixed Income:
Government and agency securities	184	180	4
Corporate debt securities	33		33
Mortgage-backed securities	11		11
Fixed income funds	58		58
Real estate	52	6	31	$15
Private equity/venture capital	48			48
Hedge funds	71		66	5
Other investments	13		13
Derivative contracts - assets*	4		4
Derivative contracts - liabilities**	(1)		(1)
Receivables, payables and other	1	1
Securities lending collateral	109		109
Securities lending liability	(109)		(109)
Securities sold short	(15)	(15)
Total net assets	$1,157	$654	$435	$68

*                   Includes contracts for interest rates of $3 million and foreign currency of $1 million.

**               Includes contracts for foreign currency of $1 million.

The fair values of the pension plan assets at October 31, 2012 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$1,166	$287	$879
Equity:
U.S. equity securities	2,481	2,481
U.S. equity funds	43	8	35
International equity securities	1,477	1,477
International equity funds	411	49	362
Fixed Income:
Government and agency securities	404	379	25
Corporate debt securities	220		220
Mortgage-backed securities	126		126
Fixed income funds	853	92	761
Real estate	537	104	14	$419
Private equity/venture capital	1,319			1,319
Hedge funds	578	2	422	154
Other investments	508	1	507
Derivative contracts - assets*	721	1	720
Derivative contracts - liabilities**	(454)	(20)	(434)
Receivables, payables and other	(41)	(41)
Securities lending collateral	223		223
Securities lending liability	(223)		(223)
Securities sold short	(332)	(332)
Total net assets	$10,017	$4,488	$3,637	$1,892

*                   Includes contracts for interest rates of $707 million, foreign currency of $8 million and other of $6 million.

**               Includes contracts for interest rates of $418 million, foreign currency of $12 million and other of $24 million.

The fair values of the health care assets at October 31, 2012 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$78	$11	$67
Equity:
U.S. equity securities	319	319
U.S. equity funds	67	67
International equity securities	69	69
International equity funds	200		200
Fixed Income:
Government and agency securities	218	215	3
Corporate debt securities	35		35
Mortgage-backed securities	15		15
Fixed income funds	72		72
Real estate	53	7	29	$17
Private equity/venture capital	54			54
Hedge funds	85		79	6
Other investments	21		21
Derivative contracts - assets*	8		8
Derivative contracts - liabilities**	(1)		(1)
Receivables, payables and other	8	8
Securities lending collateral	38		38
Securities lending liability	(38)		(38)
Securities sold short	(14)	(14)
Total net assets	$1,287	$682	$528	$77

*                   Includes contracts for interest rates of $7 million and foreign currency of $1 million.

**               Includes contracts for foreign currency of $1 million.

A reconciliation of Level 3 pension and health care asset fair value measurements in millions of dollars follows:

	Total	Real Estate	Private Equity/ Venture Capital	Hedge Funds

October 31, 2011*	$1,765	$437	$1,178	$150
Realized gain	18		18
Change in unrealized gain (loss)	74	(4)	65	13
Purchases, sales and settlements - net	112	3	112	(3)
October 31, 2012*	1,969	436	1,373	160
Realized gain	58		51	7
Change in unrealized gain	220	68	142	10
Purchases, sales and settlements - net	(185)	(61)	(102)	(22)
October 31, 2013*	$2,062	$443	$1,464	$155

* Health care Level 3 assets represent approximately 3 percent to 5 percent of the reconciliation amounts for 2013, 2012 and 2011.

Fair values are determined as follows:

Cash and Short-Term Investments – Includes accounts that are valued based on the account value, which approximates fair value, and investment funds that are valued on the fund’s net asset value (NAV) based on the fair value of the underlying securities. Also included are securities that are valued using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Equity Securities and Funds – The values are determined primarily by closing prices in the active market in which the equity investment trades, or the fund’s NAV, based on the fair value of the underlying securities.

Fixed Income Securities and Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the NAV, based on the fair value of the underlying securities.

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

Interest Rate, Foreign Currency and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension plan assets is to maximize the growth of these assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The primary investment objective for the health care plan assets is to provide the company with the financial flexibility to pay the projected obligations to beneficiaries over a long period of time. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 47 percent for equity securities, 24 percent for debt securities, 5 percent for real estate and 24 percent for other investments. The target allocations for health care assets are approximately 53 percent for equity securities, 29 percent for debt securities, 3 percent for real estate and 15 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 8.8 percent during the past ten years and approximately 9.4 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $178 million in 2013, $155 million in 2012 and $108 million in 2011. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2013	2012	2011

Current:
U.S.:
Federal	$1,405	$1,277	$928
State	145	119	144
Foreign	569	355	520
Total current	2,119	1,751	1,592
Deferred:
U.S.:
Federal	(117)	(76)	(135)
State	(11)	(7)	(28)
Foreign	(45)	(9)	(5)
Total deferred	(173)	(92)	(168)
Provision for income taxes	$1,946	$1,659	$1,424

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2013, 2012 and 2011 was $4,124 million, $3,582 million and $2,618 million, respectively, and in foreign countries was $1,359 million, $1,152 million and $1,605 million, respectively. Certain foreign operations are branches of Deere & Company and are, therefore, subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are, therefore, not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2013	2012	2011

U.S. federal income tax provision at a statutory rate of 35 percent	$1,919	$1,657	$1,478
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	87	73	75
German branch deferred tax write-off	56
Nontaxable foreign partnership (earnings) losses	43	(172)
Nondeductible impairment charges	29	6
Research and development tax credits	(56)	(10)	(38)

(continued)

	2013	2012	2011

Tax rates on foreign earnings	(34)	(69)	(70)
Valuation allowance on foreign deferred taxes	(14)	200	18
Other-net	(84)	(26)	(39)
Provision for income taxes	$1,946	$1,659	$1,424

At October 31, 2013, accumulated earnings in certain subsidiaries outside the U.S. totaled $4,297 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2013, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries was $559 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Other postretirement benefit liabilities	$1,777		$2,136
Tax over book depreciation		$582		$606
Accrual for sales allowances	602		546
Pension liabilities - net			457
Lease transactions		424		317
Pension asset - net		137
Tax loss and tax credit carryforwards	371		249
Accrual for employee benefits	234		249
Share-based compensation	142		133
Inventory	161		131
Goodwill and other intangible assets		100		110
Allowance for credit losses	69		92
Deferred gains on distributed foreign earnings	26		84
Deferred compensation	44		40
Undistributed foreign earnings		26		11
Other items	419	157	443	115
Less valuation allowances	(254)		(285)
Deferred income tax assets and liabilities	$3,591	$1,426	$4,275	$1,159

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2013, certain tax loss and tax credit carryforwards of $371 million were available with $127 million expiring from 2014 through 2033 and $244 million with an indefinite carryforward period.

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

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2013	2012	2011

Beginning of year balance	$265	$199	$218
Increases to tax positions taken during the current year	30	46	23
Increases to tax positions taken during prior years	24	54	13
Decreases to tax positions taken during prior years	(51)	(14)	(42)
Decreases due to lapse of statute of limitations	(5)	(9)	(13)
Settlements			(1)
Foreign exchange	9	(11)	1
End of year balance	$272	$265	$199

The amount of unrecognized tax benefits at October 31, 2013 that would affect the effective tax rate if the tax benefits were recognized was $59 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The company’s policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2013, 2012 and 2011, the total amount of expense from interest and penalties was $9 million, $6 million and $3 million and the interest income was $4 million, $1 million and $3 million, respectively. At October 31, 2013 and 2012, the liability for accrued interest and penalties totaled $49 million and $39 million and the receivable for interest was $2 million and $1 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2013	2012	2011

Other income
Revenues from services	$256	$233	$217
Insurance premiums and fees earned	252	248	236
Investment income	15	14	11
Other	159	180	160
Total	$682	$675	$624

Other operating expenses
Depreciation of equipment on operating leases	$389	$339	$306
Insurance claims and expenses	204	245	193
Cost of services	143	122	115
Other	85	76	102
Total	$821	$782	$716

The company issues insurance policies for crop insurance and extended equipment warranties. The crop insurance subsidiary utilizes reinsurance to limit its losses and reduce its exposure to claims. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiary is not relieved of its primary obligation to the policyholders. The premiums ceded by the crop insurance subsidiary in 2013, 2012 and 2011 were $337 million, $251 million and $246 million, and claims recoveries on the ceded business were $294 million, $493 million and $271 million, respectively. The amounts from reinsurance are netted against the insurance premiums and fees earned and the insurance claims and expenses in the table above.

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership) and Ashok Leyland John Deere Construction Equipment Company Private Limited (50 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2013	2012	2011

Sales	$2,299	$2,722	$2,233
Net income (loss)	10	(1)	34
Deere & Company’s equity in net income (loss)		(3)	9

Financial Position		2013	2012

Total assets		$1,566	$1,621
Total external borrowings		550	345
Total net assets		547	558
Deere & Company’s share of the net assets		221	215

Consolidated retained earnings at October 31, 2013 include undistributed earnings of the unconsolidated affiliates of $90 million. Dividends from unconsolidated affiliates were $10 million in 2013, $.2 million in 2012 and $18 million in 2011.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2013
Equity fund	$18	$2		$20
U.S. government debt securities	1,309	5	$2	1,312
Municipal debt securities	34	2		36
Corporate debt securities	135	6	3	138
Mortgage-backed securities*	121	2	4	119
Marketable securities	$1,617	$17	$9	$1,625
2012
U.S. government debt securities	$1,193	$7		$1,200
Municipal debt securities	35	3		38
Corporate debt securities	100	10		110
Mortgage-backed securities*	117	6	$1	122
Marketable securities	$1,445	$26	$1	$1,470

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2013 in millions of dollars follow:

	Amortized Cost	Fair Value

Due in one year or less	$1,016	$1,016
Due after one through five years	273	278
Due after five through 10 years	128	130
Due after 10 years	61	62
Mortgage-backed securities	121	119
Debt securities	$1,599	$1,605

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of available-for-sale securities were $7 million in 2013, $7 million in 2012 and $2 million in 2011. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in 2013, 2012 and 2011. Unrealized losses at October 31, 2013 and 2012 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no impairment write-downs in the periods reported.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2013	2012

Trade accounts and notes:
Agriculture and turf	$3,127	$3,074
Construction and forestry	631	725
Trade accounts and notes receivable—net	$3,758	$3,799

At October 31, 2013 and 2012, dealer notes included in the previous table were $75 million and $95 million, and the allowance for credit losses was $67 million and $66 million, respectively.

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

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2013		2012
	Unrestricted/Securitized		Unrestricted/Securitized

Retail notes:
Equipment:
Agriculture and turf	$16,209	$3,602	$14,144	$3,126
Construction and forestry	1,449	607	1,091	553
Total	17,658	4,209	15,235	3,679
Wholesale notes	4,802		3,888
Revolving charge accounts	2,593		2,488
Financing leases (direct and sales-type)	1,513		1,411
Operating loans	32		42
Total financing receivables	26,598	4,209	23,064	3,679
Less:
Unearned finance income:
Equipment notes	665	42	619	44
Financing leases	141		126
Total	806	42	745	44
Allowance for credit losses	159	14	160	17
Financing receivables – net	$25,633	$4,153	$22,159	$3,618

The residual values for investments in financing leases at October 31, 2013 and 2012 totaled $94 million and $79 million, respectively.

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

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2013	2012
	Unrestricted	Unrestricted

Retail notes*:
Equipment:
Agriculture and turf	$2,042	$1,810
Construction and forestry	364	313
Total	2,406	2,123
Wholesale notes	4,802	3,888
Sales-type leases	826	836
Total	$8,034	$6,847

*          These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

(continued)

	2013	2012
	Unrestricted	Unrestricted

Less:
Unearned finance income:
Equipment notes	$191	$191
Sales-type leases	58	61
Total	249	252
Financing receivables related to the company’s sales of equipment	$7,785	$6,595

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2013		2012
	Unrestricted/Securitized		Unrestricted/Securitized

Due in months:
0 – 12	$13,343	$1,663	$11,486	$1,437
13 – 24	4,879	1,177	4,257	1,004
25 – 36	3,750	808	3,232	712
37 – 48	2,620	422	2,278	399
49 – 60	1,610	130	1,356	120
Thereafter	396	9	455	7
Total	$26,598	$4,209	$23,064	$3,679

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2013 and 2012, the unpaid balances of receivables administered but not owned were $82 million and $120 million, respectively. At October 31, 2013 and 2012, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $29,868 million and $25,897 million, respectively.

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 31, 2013 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due

Retail Notes:
Agriculture and turf	$75	$26	$20	$121
Construction and forestry	39	14	9	62
Other:
Agriculture and turf	28	9	5	42
Construction and forestry	12	4	3	19
Total	$154	$53	$37	$244

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables

Retail Notes:
Agriculture and turf	$121	$102	$18,942	$19,165
Construction and forestry	62	12	1,921	1,995
Other:
Agriculture and turf	42	13	7,613	7,668
Construction and forestry	19	3	1,109	1,131
Total	$244	$130	$29,585	29,959
Less allowance for credit losses				173
Total financing receivables - net				$29,786

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 31, 2012 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due

Retail Notes:
Agriculture and turf	$60	$25	$17	$102
Construction and forestry	39	18	9	66
Other:
Agriculture and turf	21	6	3	30
Construction and forestry	8	2	2	12
Total	$128	$51	$31	$210

(continued)

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables

Retail Notes:
Agriculture and turf	$102	$117	$16,432	$16,651
Construction and forestry	66	13	1,521	1,600
Other:
Agriculture and turf	30	11	6,464	6,505
Construction and forestry	12	3	1,183	1,198
Total	$210	$144	$25,600	25,954
Less allowance for credit losses				177
Total financing receivables - net				$25,777

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total

2013
Allowance:
Beginning of year balance	$110	$40	$27	$177
Provision (credit)	(2)	5	7	10
Write-offs	(11)	(21)	(3)	(35)
Recoveries	9	17	1	27
Translation adjustments	(5)		(1)	(6)
End of year balance*	$101	$41	$31	$173
Financing receivables:
End of year balance	$21,160	$2,593	$6,206	$29,959
Balance individually evaluated	$21		$33	$54

*   Individual allowances were not significant.

2012
Allowance:
Beginning of year balance	$130	$40	$27	$197
Provision (credit)	(12)	8	3	(1)
Write-offs	(8)	(30)	(4)	(42)
Recoveries	10	22	1	33
Translation adjustments	(10)			(10)
End of year balance*	$110	$40	$27	$177
Financing receivables:
End of year balance	$18,251	$2,488	$5,215	$25,954
Balance individually evaluated	$11	$1	$1	$13

*   Individual allowances were not significant.

(continued)

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
2011
Allowance:
Beginning of year balance	$144	$44	$37	$225
Provision (credit)	3	8	(2)	9
Write-offs	(29)	(40)	(10)	(79)
Recoveries	12	28	2	42
End of year balance*	$130	$40	$27	$197
Financing receivables:
End of year balance	$16,296	$2,518	$4,212	$23,026
Balance individually evaluated	$12		$11	$23

*  Individual allowances were not significant.

Past-due amounts over 30 days represented .82 percent and .81 percent of the receivables financed at October 31, 2013 and 2012, respectively. The allowance for credit losses represented .58 percent and .68 percent of financing receivables outstanding at October 31, 2013 and 2012, respectively. In addition, at October 31, 2013 and 2012, the company’s financial services operations had $197 million and $194 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are either past due, or have provided bankruptcy notification, or require significant collection efforts. Receivables, which are impaired, are generally classified as non-performing.

An analysis of the impaired financing receivables at October 31 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2013*
Receivables with specific allowance**	$18	$18	$4	$19
Receivables without a specific allowance***	8	8		8
Total	$26	$26	$4	$27
Agriculture and turf	$23	$23	$4	$24
Construction and forestry	$3	$3		$3

(continued)

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2012*
Receivables with specific allowance**	$1	$1	$1	$1
Receivables without a specific allowance***	9	9		10
Total	$10	$10	$1	$11
Agriculture and turf	$6	$6	$1	$6
Construction and forestry	$4	$4		$5

*     Finance income recognized was not material.

**    Primarily operating loans and retail notes.

***  Retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2013, 2012 and 2011, the company identified 92, 138 and 213 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $16 million, $5 million and $11 million pre-modification and $15 million, $4 million and $10 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2013, the company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2013	2012
Taxes receivable	$868	$971
Reinsurance receivables	351	569
Insurance premium receivables	24	69
Other	221	182
Other receivables	$1,464	$1,791

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

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The resulting secured borrowings are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receiv-ables securitized - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,626 million and $2,330 million at October 31, 2013 and 2012, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,547 million and $2,262 million at October 31, 2013 and 2012, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to a non-VIE banking operation, which is not consolidated since the company does not have a controlling interest in the entity. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $353 million and $324 million at October 31, 2013 and 2012, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $338 million and $310 million at October 31, 2013 and 2012, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,274 million and $1,049 million at October 31, 2013 and 2012, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,225 million and $1,004 million at October 31, 2013 and 2012, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2013

Carrying value of liabilities	$1,225
Maximum exposure to loss	1,274

The total assets of unconsolidated VIEs related to securitizations were approximately $42 billion at October 31, 2013.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2013	2012
Financing receivables securitized (retail notes)	$4,167	$3,635
Allowance for credit losses	(14)	(17)
Other assets	100	85
Total restricted securitized assets	$4,253	$3,703

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2013	2012
Short-term securitization borrowings	$4,109	$3,575
Accrued interest on borrowings	1	1
Total liabilities related to restricted securitized assets	$4,110	$3,576

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2013, the maximum remaining term of all securitized retail notes was approximately seven years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $3,152 million and $2,528 million at October 31, 2013 and 2012, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $545 million and $499 million at October 31, 2013 and 2012, respectively.

The corresponding depreciation expense was $389 million in 2013, $339 million in 2012 and $306 million in 2011.

Future payments to be received on operating leases totaled $1,274 million at October 31, 2013 and are scheduled in millions of dollars as follows: 2014 – $522, 2015 – $360, 2016 – $229, 2017 – $136 and 2018 - $27.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 63 percent and 61 percent of worldwide gross inventories at FIFO value at October 31, 2013 and 2012, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2013	2012

Raw materials and supplies	$1,954	$1,874
Work-in-process	753	652
Finished goods and parts	3,757	4,065
Total FIFO value	6,464	6,591
Less adjustment to LIFO value	1,529	1,421
Inventories	$4,935	$5,170

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives* (Years)	2013	2012
Equipment Operations
Land		$123	$137
Buildings and building equipment	23	2,875	2,584
Machinery and equipment	11	4,931	4,393
Dies, patterns, tools, etc	8	1,492	1,330
All other	6	866	819
Construction in progress		728	938
Total at cost		11,015	10,201
Less accumulated depreciation		5,606	5,250
Total		5,409	4,951
Financial Services
Land		4	4
Buildings and building equipment	27	71	70
All other	6	36	36
Total at cost		111	110
Less accumulated depreciation		53	49
Total		58	61
Property and equipment-net		$5,467	$5,012

*   Weighted-averages

Total property and equipment additions in 2013, 2012 and 2011 were $1,158 million, $1,376 million and $1,059 million and depreciation was $637 million, $555 million and $516 million, respectively. Capitalized interest was $13 million, $7 million and $8 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $58 million and $47 million and accumulated depreciation of $29 million and $25 million at October 31, 2013 and 2012, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2013 and 2012 were $778 million and $684 million, less accumulated amortization of $584 million and $493 million, respectively. Amortization of these software costs was $93 million in 2013, $89 million in 2012 and $73 million in 2011. The cost of leased software assets under capital leases amounting to $46 million and $42 million at October 31, 2013 and 2012, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Balance at October 31, 2011	$701	$615	$1,316
Less accumulated impairment losses	316		316
Net balance	385	615	1,000
Impairment loss*	(33)		(33)
Translation adjustments and other	(15)	(31)	(46)
Balance at October 31, 2012	686	584	1,270
Less accumulated impairment losses	349		349
Net balance	337	584	921
Reclassification to assets held for sale**	(395)		(395)
Acquisition*	13		13
Translation adjustments and other	(2)	19	17
Balance at October 31, 2013	302	603	905
Less accumulated impairment losses**	60		60
Goodwill	$242	$603	$845

*     See Notes 4 and 5.

**    Accumulated impairment losses were also reduced by $289 million related to Landscapes reclassification to held for sale (see Note 4).

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives* (Years)	2013	2012
Amortized intangible assets:
Customer lists and relationships	15	$20	$99
Technology, patents, trademarks and other	18	88	109
Total at cost		108	208
Less accumulated amortization**		35	107
Total		73	101
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$77	$105

*     Weighted-averages

**    Accumulated amortization at 2013 and 2012 for customer lists and relationships was $8 million and $60 million and technology, patents, trademarks and other was $27 million and $47 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2013, 2012 and 2011 was $22 million, $21 million and $20 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2014 – $12, 2015 – $11, 2016 – $10, 2017 – $10 and 2018 – $6.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31 consisted of the following in millions of dollars:

	2013		2012

Equipment Operations
Commercial paper			$146
Notes payable to banks	$259		84
Long-term borrowings due within one year	821		195
Total	1,080		425
Financial Services
Commercial paper	3,162		1,061
Notes payable to banks	139		117
Long-term borrowings due within one year	4,408	*	4,790	*
Total	7,709		5,968
Short-term borrowings	8,789		6,393
Financial Services
Short-term securitization borrowings	4,109		3,575
Total short-term borrowings	$12,898		$9,968

*  Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,109 million at October 31, 2013 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2014 – $2,162, 2015 – $1,177, 2016 – $577, 2017 – $166, 2018 – $25 and 2019 – $2.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2013 and 2012 were .8 percent and 1.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $6,498 million at October 31, 2013. At October 31, 2013, $2,939 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2013 was $9,756 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,119 million at October 31, 2013. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2013	2012

Equipment Operations
Accounts payable:
Trade payables	$2,174	$2,287
Dividends payable	192	179
Other	197	147
Accrued expenses:
Dealer sales discounts	1,491	1,413
Employee benefits	1,408	1,337
Product warranties	822	733
Unearned revenue	368	282
Other	1,339	1,301

Total	7,991	7,679

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	197	194
Other	368	505
Accrued expenses:
Unearned revenue	551	452
Accrued interest	130	160
Employee benefits	86	69
Insurance claims reserve*	197	449
Other	321	301

Total	1,850	2,130

Eliminations**	867	820

Accounts payable and accrued expenses	$8,974	$8,989

*	See Note 9.
**	Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2013	2012

Equipment Operations
Notes and debentures:
6.95% notes due 2014: ($700 principal)		$718	*
4.375% notes due 2019	$750	750
8-1/2% debentures due 2022	105	105
2.60% notes due 2022	1,000	1,000
6.55% debentures due 2028	200	200
5.375% notes due 2029	500	500
8.10% debentures due 2030	250	250
7.125% notes due 2031	300	300
3.90% notes due 2042	1,250	1,250
Other notes	516	372

Total	$4,871	$5,445

(continued)

	2013		2012

Financial Services
Notes and debentures:
Medium-term notes due 2014 – 2023: (principal $15,055 - 2013, $15,242 - 2012) Average interest rates of 1.2% – 2013, 1.6% – 2012	$15,316	*	$15,737	*
2.75% senior note due 2022: ($500 principal) Swapped $500 to variable interest rate of .9% – 2013, 1.1% – 2012	491	*	518	*
Other notes	900		753

Total	16,707		17,008

Long-term borrowings**	$21,578		$22,453

*	Includes unamortized fair value adjustments related to interest rate swaps.
**	All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2014 – $821, 2015 – $266, 2016 – $211, 2017 – $28 and 2018 – $23. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2014 – $4,408, 2015 – $4,649, 2016 – $3,374, 2017 – $2,954 and 2018 – $2,376.

21. LEASES

At October 31, 2013, future minimum lease payments under capital leases amounted to $37 million as follows: 2014 – $23, 2015 – $5, 2016 – $4, 2017 – $2, 2018 – $1 and later years $2. Total rental expense for operating leases was $237 million in 2013, $215 million in 2012 and $175 million in 2011. At October 31, 2013, future minimum lease payments under operating leases amounted to $413 million as follows: 2014 – $130, 2015 – $95, 2016 – $61, 2017 – $45, 2018 – $34 and later years $48.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $342 million and $292 million at October 31, 2013 and 2012, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/ Unearned Premiums

	2013	2012

Beginning of year balance	$1,025	$892
Payments	(736)	(580)
Amortization of premiums received	(120)	(100)
Accruals for warranties	821	666
Premiums received	170	164
Foreign exchange	4	(17)

End of year balance	$1,164	$1,025

At October 31, 2013, the company had approximately $270 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2013, the company had accrued losses of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2013 was approximately seven years.

At October 31, 2013, the company had commitments of approximately $279 million for the construction and acquisition of property and equipment. At October 31, 2013, the company also had pledged or restricted assets of $68 million, primarily as collateral for borrowings and restricted other assets. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $50 million at October 31, 2013, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2013.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount

Balance at October 31, 2010	536.4	$3,106
Stock options and other		146

Balance at October 31, 2011	536.4	3,252
Stock options and other		100

Balance at October 31, 2012	536.4	3,352
Stock options and other		172

Balance at October 31, 2013	536.4	$3,524

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in May 2008 authorized the repurchase of up to $5,000 million of additional common stock (61.1 million shares based on the October 31, 2013 closing common stock price of $81.84 per share). At October 31, 2013, this repurchase program had $957 million (11.7 million shares at the same price) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2013	2012	2011

Net income attributable to Deere & Company	$3,537.3	$3,064.7	$2,799.9
Less income allocable to participating securities	.9	.8	1.0

Income allocable to common stock	$3,536.4	$3,063.9	$2,798.9

Average shares outstanding	385.3	397.1	417.4

Basic per share	$9.18	$7.72	$6.71

Average shares outstanding	385.3	397.1	417.4
Effect of dilutive stock options	3.9	4.4	5.0

Total potential shares outstanding	389.2	401.5	422.4

Diluted per share	$9.09	$7.63	$6.63

All stock options outstanding were included in the computation during 2013, 2012 and 2011, except 2.4 million options in 2013, 1.8 million in 2012 and none in 2011 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 31, 2013, the company is authorized to grant an additional 10.4 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2013	2012	2011

Risk-free interest rate	.04% - 1.7%	.01% - 2.0%	.08% - 3.3%
Expected dividends	2.3%	1.9%	1.9%
Expected volatility	26.6% - 32.5%	34.1% - 41.9%	34.4% - 34.6%
Weighted-average volatility	32.4%	33.6%	34.4%
Expected term (in years)	7.3 - 7.9	6.8 - 7.8	6.8 - 7.8

Stock option activity at October 31, 2013 and changes during 2013 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value

Outstanding at beginning of year	17.4	$56.78
Granted	2.5	86.36
Exercised	(4.0)	42.88
Expired or forfeited	(.2)	81.97

Outstanding at end of year	15.7	64.82	5.99	$290.3

Exercisable at end of year	11.3	58.26	5.02	278.4

*Weighted-averages

The weighted-average grant-date fair values of options granted during 2013, 2012 and 2011 were $23.73, $22.51 and $25.61, respectively. The total intrinsic values of options exercised during 2013, 2012 and 2011 were $183 million, $88 million and $231 million, respectively. During 2013, 2012 and 2011, cash received from stock option exercises was $175 million, $61 million and $170 million with tax benefits of $68 million, $33 million and $85 million, respectively.

The company granted 254 thousand, 266 thousand and 222 thousand restricted stock units to employees and nonemployee directors in 2013, 2012 and 2011, of which 110 thousand, 122 thousand and 92 thousand are subject to service based only conditions, 72 thousand, 72 thousand and 65 thousand are subject to performance/service based conditions, 72 thousand, 72 thousand and 65 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments. The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2013, 2012 and 2011 were $86.88, $75.27 and $81.90 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2013, 2012 and 2011 were $80.73, $70.14 and $76.17 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2013, 2012 and 2011 were $106.75, $92.85 and $107.31 per unit, respectively, based on a lattice valuation model excluding dividends.

The company’s nonvested restricted shares at October 31, 2013 and changes during 2013 in millions of shares follow:

	Shares	Grant-Date Fair Value*

Service based only
Nonvested at beginning of year	.4	$66.55
Granted	.1	86.88
Vested	(.2)	57.15

Nonvested at end of year	.3	81.00

Performance/service and market/service based
Nonvested at beginning of year	.3	$86.39
Granted	.1	93.74

Nonvested at end of year	.4	88.86

* Weighted-averages

During 2013, 2012 and 2011, the total share-based compensation expense was $81 million, $75 million and $69 million, respectively, with recognized income tax benefits of $30 million, $28 million and $26 million, respectively. At October 31, 2013, there was $41 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2013, 2012 and 2011 were $68 million, $76 million and $72 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2013, the company had 163 million shares in treasury stock and 12 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income in millions of dollars follow:

	Retirement	Cumulative	Unrealized	Unrealized
	Benefits	Translation	Gain (Loss) on	Gain (Loss) on
	Adjustment	Adjustment	Derivatives	Investments
October 31, 2010	$(3,797)	$436	$(30)	$11
Current period	(338)	18	21	1
October 31, 2011	(4,135)	454	(9)	12
Current period	(624)	(270)	(5)	5
October 31, 2012	(4,759)	184	(14)	17
Current period	1,950	(71)	11	(11)
October 31, 2013	$(2,809)	$113	$(3)	$6

Following are reclassifications and income tax effects included in other comprehensive income (loss) in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2011
Retirement benefits adjustment:
Net actuarial loss and prior service cost	$(989)	$368	$(621)
Reclassification of actuarial loss and prior service cost to net income	450	(167)	283
Net unrealized loss	(539)	201	(338)
Cumulative translation adjustment	14	4	18
Unrealized gain on derivatives:
Hedging gain	31	(11)	20
Reclassification of realized loss to net income	1		1
Net unrealized gain	32	(11)	21
Unrealized holding gain and net unrealized gain on investments	2	(1)	1
Total other comprehensive income (loss)	$(491)	$193	$(298)

2012
Retirement benefits adjustment:
Net actuarial loss and prior service cost	$(1,341)	$477	$(864)
Reclassification of actuarial loss and prior service cost to net income	380	(140)	240
Net unrealized loss	(961)	337	(624)
Cumulative translation adjustment	(272)	2	(270)
Unrealized loss on derivatives:
Hedging loss	(61)	21	(40)
Reclassification of realized loss to net income	54	(19)	35
Net unrealized loss	(7)	2	(5)
Unrealized holding gain and net unrealized gain on investments	7	(2)	5
Total other comprehensive income (loss)	$(1,233)	$339	$(894)

(continued)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2013
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$2,674	$(978)	$1,696
Reclassification of actuarial loss and prior service cost to net income	412	(158)	254
Net unrealized gain	3,086	(1,136)	1,950
Cumulative translation adjustment	(74)	3	(71)
Unrealized gain on derivatives:
Hedging gain	43	(14)	29
Reclassification of realized gain to net income	(27)	9	(18)
Net unrealized gain	16	(5)	11
Unrealized holding loss and net unrealized loss on investments	(17)	6	(11)
Total other comprehensive income (loss)	$3,011	$(1,132)	$1,879

The noncontrolling interests’ comprehensive income was $.4 million in 2013, $6.6 million in 2012 and $7.9 million in 2011, which consisted of net income of $.3 million in 2013, $6.9 million in 2012 and $7.9 million in 2011 and cumulative translation adjustments of $.1 million in 2013, $(.3) million in 2012 and none in 2011.

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values at October 31 in millions of dollars follow:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net	$25,633	$25,572	$22,159	$22,244
Financing receivables securitized – net	$4,153	$4,124	$3,618	$3,615
Short-term securitization borrowings	$4,109	$4,113	$3,575	$3,584
Long-term borrowings due within one year:
Equipment operations	$821	$837	$195	$194
Financial services	4,408	4,441	4,790	4,871
Total	$5,229	$5,278	$4,985	$5,065
Long-term borrowings:
Equipment operations	$4,871	$5,141	$5,445	$6,237
Financial services	16,707	16,887	17,008	17,438
Total	$21,578	$22,028	$22,453	$23,675

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

Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2013*	2012*
Marketable securities
Equity fund	$20
U.S. government debt securities	1,312	$1,200
Municipal debt securities	36	38
Corporate debt securities	138	110
Mortgage-backed securities**	119	122
Total marketable securities	1,625	1,470
Other assets
Derivatives:
Interest rate contracts	347	609
Foreign exchange contracts	32	17
Cross-currency interest rate contracts	15	11
Total assets***	$2,019	$2,107
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$120	$72
Foreign exchange contracts	42	18
Cross-currency interest rate contracts	17	59
Total liabilities	$179	$149

*       All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,247 million and $1,139 million at October 31, 2013 and 2012, respectively, and the equity fund of $20 million at October 31, 2013. There were no transfers between Level 1 and Level 2 during 2013, 2012 and 2011.

**     Primarily issued by U.S. government sponsored enterprises.

***    Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 31 in millions of dollars follow:

	Fair Value*		Losses*
	2013	2012	2013	2012	2011
Property and equipment – net	$36		$48
Goodwill				$33
Other intangible assets – net			$9

*       See financing receivables with specific allowances in Note 12 that were not significant. See Note 5 for impairments.

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

The following is a description of the valuation methodologies the company uses to measure certain financial instruments on the balance sheet and nonmonetary assets at fair value:

Marketable Securities – The portfolio of investments is primarily valued on a market approach (matrix pricing model)in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.

Derivatives – The company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency forwards and swaps and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values (see Note 12).

Goodwill – The impairment is based on the implied fair value measured as the difference between the fair value of the reporting unit and the fair value of the unit’s identifiable net assets. An estimate of the fair value of the reporting unit is determined by an income approach (discounted cash flows), which includes inputs such as interest rates.

Property and Equipment-Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

Other Intangible Assets-Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on an income approach (discounted cash flows). The inputs include estimates of future cash flows.

27. DERIVATIVE INSTRUMENTS

Certain of the company’s derivative agreements contain credit support provisions that require the company to post collateral based on reductions in credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a liability position at October 31, 2013 and 2012 was $91 million and $32 million, respectively. The company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post full collateral for any liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include credit support provisions. Each master agreement permits the net settlement of amounts owed in the event of default. The maximum amount of loss that the company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was $394 million and $637 million as of October 31, 2013 and 2012, respectively. The amount of collateral received at October 31, 2013 and 2012 to offset this potential maximum loss was $8 million and $102 million, respectively. The netting provisions of the agreements would reduce the maximum amount of loss the company would incur if the counterparties to derivative instruments fail to meet their obligations by an additional $120 million and $92 million as of October 31, 2013 and 2012, respectively. None of the concentrations of risk with any individual counterparty was considered significant at October 31, 2013 and 2012.

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2013 and 2012 were $3,100 million and $2,850 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $816 million and $923 million at October 31, 2013 and 2012, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2013 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 59 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2013 and 2012 were $7,380 million and $9,266 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were none in 2013 and a loss of $2 million in 2012. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2013	2012
Interest rate contracts*	$(244)	$180
Borrowings**	244	(182)

*   Includes changes in fair values of interest rate contracts excluding net accrued interest income of $155 million during both 2013 and 2012.

**  Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $261 million and $282 million during 2013 and 2012, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2013 and 2012 were $5,627 million and $4,400 million, the foreign exchange contracts were $3,800 million and $3,999 million and the cross-currency interest rate contracts were $85 million and $78 million, respectively. At October 31, 2013 and 2012, there were also $1,641 million and $1,445 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2013	2012
Other Assets
Designated as hedging instruments:
Interest rate contracts	$295	$536
Cross-currency interest rate contracts	14	10
Total designated	309	546
Not designated as hedging instruments:
Interest rate contracts	52	73
Foreign exchange contracts	32	17
Cross-currency interest rate contracts	1	1
Total not designated	85	91
Total derivatives	$394	$637
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$71	$12
Cross-currency interest rate contracts	16	58
Total designated	87	70
Not designated as hedging instruments:
Interest rate contracts	49	60
Foreign exchange contracts	42	18
Cross-currency interest rate contracts	1	1
Total not designated	92	79
Total derivatives	$179	$149

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2013	2012	2011
Fair Value Hedges
Interest rate contracts – Interest expense	$(89)	$335	$188
Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)*	(15)	(28)	(5)
Foreign exchange contracts – OCI (pretax)*	58	(33)	36
Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense*	(22)	(16)	(20)
Foreign exchange contracts – Other expense*	49	(38)	19
Recognized Directly in Income (Ineffective Portion)	**	**	**
Not Designated as Hedges
Interest rate contracts – Interest expense*	$(6)	$(13)	$(1)
Foreign exchange contracts – Cost of sales	35	(12)	(51)
Foreign exchange contracts –
Other expense*	20	7	(127)
Total not designated	$49	$(18)	$(179)

*   Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amounts are not significant.

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts – including large, medium and utility tractors; loaders; combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; precision agricultural irrigation equipment and supplies; landscape and nursery products; and other outdoor power products.

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

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2013, 2012 and 2011 were as follows: agriculture and turf net sales of $69 million, $84 million and $98 million, construction and forestry net sales of $2 million, $1 million and $3 million, and financial services revenues of $220 million, $219 million and $210 million, respectively.

OPERATING SEGMENTS	2013	2012	2011
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$29,132	$27,123	$24,094
Construction and forestry net sales	5,866	6,378	5,372
Total net sales	34,998	33,501	29,466
Financial services revenues	2,349	2,235	2,163
Other revenues*	448	421	384
Total	$37,795	$36,157	$32,013

*   Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit
Agriculture and turf	$4,680	$3,921	$3,447
Construction and forestry	378	476	392
Financial services*	870	712	725
Total operating profit	5,928	5,109	4,564
Interest income	55	43	47
Investment income	2	2
Interest expense	(297)	(231)	(191)
Foreign exchange losses from equipment operations’ financing activities	(8)	(11)	(11)
Corporate expenses - net	(197)	(181)	(177)
Income taxes	(1,946)	(1,659)	(1,424)
Total	(2,391)	(2,037)	(1,756)
Net income	3,537	3,072	2,808
Less: Net income attributable to noncontrolling interests		7	8
Net income attributable to Deere & Company	$3,537	$3,065	$2,800

*   Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

(continued)

OPERATING SEGMENTS	2013	2012	2011
Interest income*
Agriculture and turf	$24	$29	$23
Construction and forestry	2	2	3
Financial services	1,668	1,610	1,581
Corporate	55	43	47
Intercompany	(247)	(248)	(231)
Total	$1,502	$1,436	$1,423

*   Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$167	$168	$152
Construction and forestry	36	36	26
Financial services	488	596	621
Corporate	297	231	191
Intercompany	(247)	(248)	(231)
Total	$741	$783	$759

Depreciation* and amortization expense
Agriculture and turf	$627	$550	$505
Construction and forestry	106	93	82
Financial services	407	361	328
Total	$1,140	$1,004	$915

*   Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$(1)	$(2)	$5
Construction and forestry		(2)	3
Financial services	1	1	1
Total		$(3)	$9

Identifiable operating assets
Agriculture and turf	$10,799	$10,429	$9,178
Construction and forestry	3,461	3,365	2,915
Financial services	38,646	34,495	29,795
Corporate*	6,615	7,977	6,319
Total	$59,521	$56,266	$48,207

*   Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$981	$1,145	$909
Construction and forestry	174	228	148
Financial services	3	3	2
Total	$1,158	$1,376	$1,059

Investments in unconsolidated affiliates
Agriculture and turf	$24	$32	$35
Construction and forestry	187	174	159
Financial services	10	9	8
Total	$221	$215	$202

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2013	2012	2011
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (87%)*	$21,821	$20,807	$17,357
Financial services revenues (77%)*	2,031	1,930	1,857
Total	23,852	22,737	19,214
Outside U.S. and Canada:
Equipment operations net sales	13,177	12,694	12,109
Financial services revenues	318	305	306
Total	13,495	12,999	12,415
Other revenues	448	421	384
Total	$37,795	$36,157	$32,013

*   The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2013, 2012 and 2011.

Operating profit
U.S. and Canada:
Equipment operations	$4,062	$3,836	$2,898
Financial services	706	566	593
Total	4,768	4,402	3,491
Outside U.S. and Canada:
Equipment operations	996	561	941
Financial services	164	146	132
Total	1,160	707	1,073
Total	$5,928	$5,109	$4,564

Property and equipment
U.S.	$2,997	$2,742	$2,329
Germany	647	568	572
Other countries	1,823	1,702	1,451
Total	$5,467	$5,012	$4,352

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 Market price
High	$93.47	$95.05	$93.77	$85.10
Low	$82.83	$82.56	$80.90	$80.99
2012 Market price
High	$87.99	$89.05	$83.43	$86.86
Low	$71.92	$76.51	$70.59	$73.81

At October 31, 2013, there were 24,850 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013*
Net sales and revenues	$7,421	$10,913	$10,010	$9,451
Net sales	6,793	10,265	9,316	8,624
Gross profit	1,778	2,783	2,478	2,292
Income before income taxes	946	1,744	1,549	1,244
Net income attributable to Deere & Company	650	1,084	996	807
Per share data:
Basic	1.67	2.79	2.58	2.13
Diluted	1.65	2.76	2.56	2.11
Dividends declared	.46	.51	.51	.51
Dividends paid	.46	.46	.51	.51
2012*
Net sales and revenues	$6,766	$10,009	$9,590	$9,792
Net sales	6,119	9,405	8,930	9,047
Gross profit	1,543	2,570	2,174	2,206
Income before income taxes	800	1,597	1,215	1,122
Net income attributable to Deere & Company	533	1,056	788	688
Per share data:
Basic	1.32	2.64	2.00	1.76
Diluted	1.30	2.61	1.98	1.75
Dividends declared	.41	.46	.46	.46
Dividends paid	.41	.41	.46	.46

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

* See Note 5 for “Special Items.”

30. SUBSEQUENT EVENTS

A quarterly dividend of $.51 per share was declared at the Board of Directors meeting on December 4, 2013, payable on February 3, 2014 to stockholders of record on December 31, 2013. The Board of Directors also authorized the repurchase of up to $8,000 million of additional common stock. This repurchase program will supplement the existing $5,000 million share repurchase program, which had $957 million remaining at October 31, 2013. Repurchase of the company’s common stock will be made at the company’s discretion in the open market.

In December 2013, the company’s financial services operations issued medium-term notes with $500 million due in December 2015 and $750 million due in December 2018.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2013, 2012 and 2011
(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2013	2012	2011	2013	2012	2011
Net Sales and Revenues
Net sales	$34,997.9	$33,500.9	$29,466.1
Finance and interest income	80.8	74.0	73.3	$2,280.5	$2,155.7	$2,080.8
Other income	549.1	493.2	455.5	288.4	298.8	292.5
Total	35,627.8	34,068.1	29,994.9	2,568.9	2,454.5	2,373.3
Costs and Expenses
Cost of sales	25,668.8	25,009.2	21,920.7
Research and development expenses	1,477.3	1,433.6	1,226.2
Selling, administrative and general expenses	3,143.9	2,988.8	2,786.6	473.2	439.3	394.4
Interest expense	297.1	231.1	191.4	487.6	596.4	621.0
Interest compensation to Financial Services	202.7	203.6	178.5
Other operating expenses	223.7	178.1	192.5	739.0	708.1	634.2
Total	31,013.5	30,044.4	26,495.9	1,699.8	1,743.8	1,649.6
Income of Consolidated Group before Income Taxes	4,614.3	4,023.7	3,499.0	869.1	710.7	723.7
Provision for income taxes	1,640.7	1,407.6	1,169.6	305.2	251.8	253.9
Income of Consolidated Group	2,973.6	2,616.1	2,329.4	563.9	458.9	469.8
Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	565.0	460.3	471.0	1.1	1.4	1.2
Other	(1.0)	(4.8)	7.4
Total	564.0	455.5	478.4	1.1	1.4	1.2
Net Income	3,537.6	3,071.6	2,807.8	565.0	460.3	471.0
Less: Net income attributable to noncontrolling interests	.3	6.9	7.9
Net Income Attributable to Deere & Company	$3,537.3	$3,064.7	$2,799.9	$565.0	$460.3	$471.0

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2013 and 2012

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2013	2012	2013	2012
ASSETS
Cash and cash equivalents	$3,023.3	$3,907.9	$480.8	$744.3
Marketable securities	1,207.2	1,101.5	417.6	368.9
Receivables from unconsolidated subsidiaries and affiliates	3,502.0	1,579.0
Trade accounts and notes receivable - net	1,061.8	1,279.7	3,555.9	3,333.3
Financing receivables - net	16.5	11.5	25,616.2	22,147.5
Financing receivables securitized - net			4,153.1	3,617.6
Other receivables	983.1	1,092.4	486.6	703.6
Equipment on operating leases - net			3,152.2	2,527.8
Inventories	4,934.7	5,170.0
Property and equipment - net	5,408.5	4,950.5	58.4	61.4
Investments in unconsolidated subsidiaries and affiliates	4,569.0	4,102.4	10.2	8.7
Goodwill	844.8	921.2
Other intangible assets - net	73.1	101.0	4.0	4.0
Retirement benefits	517.7	14.9	37.5	44.6
Deferred income taxes	2,575.4	3,497.3	51.3	50.3
Other assets	654.3	582.9	622.2	883.5
Assets held for sale	505.0
Total Assets	$29,876.4	$28,312.2	$38,646.0	$34,495.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$1,080.4	$424.8	$7,708.5	$5,967.7
Short-term securitization borrowings			4,109.1	3,574.8
Payables to unconsolidated subsidiaries and affiliates	106.9	135.2	3,470.8	1,519.3
Accounts payable and accrued expenses	7,990.9	7,679.0	1,849.8	2,129.9
Deferred income taxes	92.4	93.3	369.1	338.3
Long-term borrowings	4,870.9	5,444.9	16,706.8	17,008.2
Retirement benefits and other liabilities	5,346.8	7,673.0	74.1	61.2
Liabilities held for sale	120.4
Total liabilities	19,608.7	21,450.2	34,288.2	30,599.4
Commitments and contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2013 and 2012), at paid-in amount	3,524.2	3,352.2	1,956.3	1,834.7
Common stock in treasury, 162,628,440 shares in 2013 and 148,625,875 shares in 2012, at cost	(10,210.9)	(8,813.8)
Retained earnings	19,645.6	16,875.2	2,337.3	1,958.3
Accumulated other comprehensive income (loss)	(2,693.1)	(4,571.5)	64.2	103.1
Total Deere & Company stockholders’ equity	10,265.8	6,842.1	4,357.8	3,896.1
Noncontrolling interests	1.9	19.9
Total stockholders’ equity	10,267.7	6,862.0	4,357.8	3,896.1
Total Liabilities and Stockholders’ Equity	$29,876.4	$28,312.2	$38,646.0	$34,495.5

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2013, 2012 and 2011

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2013	2012	2011	2013	2012	2011
Cash Flows from Operating Activities
Net income	$3,537.6	$3,071.6	$2,807.8	$565.0	$460.3	$471.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	10.8	6.0	4.5	9.7	(.9)	9.0
Provision for depreciation and amortization	733.0	643.1	587.0	492.2	439.2	401.5
Impairment charges	102.0	33.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(369.0)	(413.7)	(118.8)	(.9)	(1.3)	(1.0)
Provision (credit) for deferred income taxes	(204.6)	(115.7)	(278.3)	32.0	23.9	110.2
Changes in assets and liabilities:
Trade receivables	26.1	(255.0)	(109.5)
Insurance receivables				263.4	(338.5)	(300.1)
Inventories	(69.6)	(947.6)	(1,281.8)
Accounts payable and accrued expenses	470.5	887.0	1,027.0	(207.9)	382.1	351.3
Accrued income taxes payable/receivable	84.2	(102.7)	45.3	(3.8)	30.4	(44.1)
Retirement benefits	241.6	71.2	483.2	20.4	(7.9)	12.1
Other	106.0	70.5	(168.0)	73.5	(109.9)	55.1
Net cash provided by operating activities	4,668.6	2,948.1	2,998.4	1,243.6	877.4	1,065.0
Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				15,440.0	14,320.7	13,333.1
Proceeds from maturities and sales of marketable securities	800.1	200.1	.3	43.8	40.2	32.2
Proceeds from sales of equipment on operating leases				936.7	799.5	683.4
Proceeds from sales of businesses, net of cash sold	22.0	30.2	911.1
Cost of receivables acquired (excluding trade and wholesale)				(18,792.7)	(16,730.2)	(15,365.9)
Purchases of marketable securities	(911.1)	(802.2)	(503.1)	(115.2)	(120.0)	(83.8)
Purchases of property and equipment	(1,155.2)	(1,316.2)	(1,054.3)	(3.2)	(3.1)	(2.4)
Cost of equipment on operating leases acquired				(2,107.2)	(1,562.0)	(1,230.5)
Increase in investment in Financial Services	(121.6)	(264.1)	(69.0)
Acquisitions of businesses, net of cash acquired	(83.5)		(60.8)
Increase in trade and wholesale receivables				(1,152.7)	(1,518.5)	(561.8)
Other	(120.0)	(95.6)	(79.5)	(94.5)	138.8	(35.7)
Net cash used for investing activities	(1,569.3)	(2,247.8)	(855.3)	(5,845.0)	(4,634.6)	(3,231.4)
Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	36.0	(36.4)	230.8	2,713.5	931.3	(456.9)
Change in intercompany receivables/payables	(2,007.2)	45.5	(552.6)	2,007.2	(45.5)	552.6
Proceeds from long-term borrowings	282.9	2,521.5	69.0	4,451.1	8,120.5	5,586.0
Payments of long-term borrowings	(191.0)	(220.1)	(11.5)	(4,767.4)	(5,175.9)	(3,209.3)
Proceeds from issuance of common stock	174.5	61.0	170.0
Repurchases of common stock	(1,531.4)	(1,587.7)	(1,667.0)
Capital investment from Equipment Operations				121.6	264.1	69.0
Dividends paid	(752.9)	(697.9)	(593.1)	(186.0)	(43.5)	(340.1)
Excess tax benefits from share-based compensation	50.7	30.1	70.1
Other	(40.1)	(32.7)	(17.3)	(19.2)	(33.6)	(31.2)
Net cash provided by (used for) financing activities	(3,978.5)	83.3	(2,301.6)	4,320.8	4,017.4	2,170.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.4)	(63.2)	(2.3)	17.1	24.4	13.7
Net Increase (Decrease) in Cash and Cash Equivalents	(884.6)	720.4	(160.8)	(263.5)	284.6	17.4
Cash and Cash Equivalents at Beginning of Year	3,907.9	3,187.5	3,348.3	744.3	459.7	442.3
Cash and Cash Equivalents at End of Year	$3,023.3	$3,907.9	$3,187.5	$480.8	$744.3	$459.7

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Net sales and revenues	$37,795	$36,157	$32,013	$26,005	$23,112	$28,438	$24,082	$22,148	$21,191	$19,204
Net sales	34,998	33,501	29,466	23,573	20,756	25,803	21,489	19,884	19,401	17,673
Finance and interest income	2,115	1,981	1,923	1,825	1,842	2,068	2,055	1,777	1,440	1,196
Research and development expenses	1,477	1,434	1,226	1,052	977	943	817	726	677	612
Selling, administrative and general expenses	3,606	3,417	3,169	2,969	2,781	2,960	2,621	2,324	2,086	1,984
Interest expense	741	783	759	811	1,042	1,137	1,151	1,018	761	592
Income from continuing operations*	3,537	3,065	2,800	1,865	873	2,053	1,822	1,453	1,414	1,398
Net income*	3,537	3,065	2,800	1,865	873	2,053	1,822	1,694	1,447	1,406
Return on net sales	10.1%	9.1%	9.5%	7.9%	4.2%	8.0%	8.5%	8.5%	7.5%	8.0%
Return on beginning Deere & Company stockholders’ equity	51.7%	45.1%	44.5%	38.7%	13.4%	28.7%	24.3%	24.7%	22.6%	35.1%
Comprehensive income (loss)*	5,416	2,171	2,502	2,079	(1,333)	1,303	2,201	1,795	1,463	2,531

Income per share from continuing operations – basic*	$9.18	$7.72	$6.71	$4.40	$2.07	$4.76	$4.05	$3.11	$2.90	$2.82
– diluted*	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.08	2.87	2.76
Net income per share – basic*	9.18	7.72	6.71	4.40	2.07	4.76	4.05	3.63	2.97	2.84
– diluted*	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.59	2.94	2.78
Dividends declared per share	1.99	1.79	1.52	1.16	1.12	1.06	.91	.78	.60 1/2	.53
Dividends paid per share	1.94	1.74	1.41	1.14	1.12	1.03	.85 1/2	.74	.59	.50
Average number of common shares outstanding (in millions) – basic	385.3	397.1	417.4	424.0	422.8	431.1	449.3	466.8	486.6	494.5
– diluted	389.2	401.5	422.4	428.6	424.4	436.3	455.0	471.6	492.9	506.2

Total assets	$59,521	$56,266	$48,207	$43,267	$41,133	$38,735	$38,576	$34,720	$33,637	$28,754
Trade accounts and notes receivable – net	3,758	3,799	3,295	3,464	2,617	3,235	3,055	3,038	3,118	3,207
Financing receivables – net	25,633	22,159	19,924	17,682	15,255	16,017	15,631	14,004	12,869	11,233
Financing receivables securitized – net	4,153	3,618	2,905	2,238	3,108	1,645	2,289	2,371	1,458
Equipment on operating leases – net	3,152	2,528	2,150	1,936	1,733	1,639	1,705	1,494	1,336	1,297
Inventories	4,935	5,170	4,371	3,063	2,397	3,042	2,337	1,957	2,135	1,999
Property and equipment – net	5,467	5,012	4,352	3,791	4,532	4,128	3,534	2,764	2,343	2,138
Short-term borrowings:
Equipment operations	1,080	425	528	85	490	218	130	282	678	312
Financial services	7,709	5,968	6,324	5,241	3,537	6,621	7,495	5,436	4,732	3,146
Total	8,789	6,393	6,852	5,326	4,027	6,839	7,625	5,718	5,410	3,458
Short-term securitization borrowings:
Financial services	4,109	3,575	2,777	2,209	3,132	1,682	2,344	2,403	1,474
Long-term borrowings:
Equipment operations	4,871	5,445	3,167	3,329	3,073	1,992	1,973	1,969	2,423	2,728
Financial services	16,707	17,008	13,793	13,486	14,319	11,907	9,825	9,615	9,316	8,362
Total	21,578	22,453	16,960	16,815	17,392	13,899	11,798	11,584	11,739	11,090
Total Deere & Company stockholders’ equity	10,266	6,842	6,800	6,290	4,819	6,533	7,156	7,491	6,852	6,393

Book value per share*	$27.46	$17.64	$16.75	$14.90	$11.39	$15.47	$16.28	$16.48	$14.46	$12.95
Capital expenditures	$1,132	$1,360	$1,050	$795	$767	$1,117	$1,025	$774	$512	$364
Number of employees (at year end)	67,044	66,859	61,278	55,650	51,262	56,653	52,022	46,549	47,423	46,465
* Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of October 31, 2013 and 2012, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended October 31, 2013.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 16, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Principal Executive Officer

Date: December 16, 2013

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

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Principal Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Rajesh Kalathur	Senior Vice President,	)
Rajesh Kalathur	Principal Financial Officer and	)	December 16, 2013
	Principal Accounting Officer	)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)

)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
		)	December 16, 2013
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Aulana L. Peters	Director	)
Aulana L. Peters		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)

Schedule II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2013, 2012 and 2011

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2013
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,255	$10,546	Bad debt recoveries	$476	Trade receivable write-offs	$3,847	$62,845
					Other (primarily translation)	6,585

Financial services:
Trade receivable allowances	4,037	(102)	Bad debt recoveries	203	Trade receivable write-offs	300	4,300
			Other (primarily translation)	462
Financing receivable allowances	176,574	9,726	Bad debt recoveries	27,406	Financing receivable write-offs	35,258	173,000
					Other (primarily translation)	5,448
Consolidated receivable allowances	$242,866	$20,170		$28,547		$51,438	$240,145

YEAR ENDED OCTOBER 31, 2012
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$67,571	$6,041	Bad debt recoveries	$1,156	Trade receivable write-offs	$5,756	$62,255
					Other (primarily translation)	6,757

Financial services:
Trade receivable allowances	4,356	642	Bad debt recoveries	124	Trade receivable write-offs	1,012	4,037
					Other (primarily translation)	73
Financing receivable allowances	197,077	(579)	Bad debt recoveries	33,244	Financing receivable write-offs	42,070	176,574
					Other (primarily translation)	11,098
Consolidated receivable allowances	$269,004	$6,104		$34,524		$66,766	$242,866

YEAR ENDED OCTOBER 31, 2011
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$67,159	$4,521	Bad debt recoveries	$451	Trade receivable write-offs	$4,419	$67,571
					Other (primarily translation)	141

Financial services:
Trade receivable allowances	4,510	78	Bad debt recoveries	89	Trade receivable write-offs	303	4,356
					Other (primarily translation)	18
Financing receivable allowances	224,810	8,990	Bad debt recoveries	41,904	Financing receivable write-offs	79,009	197,077
			Other (primarily translation)	382
Consolidated receivable allowances	$296,479	$13,589		$42,826		$83,890	$269,004

Index to Exhibits

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

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

4.2

Indenture dated as of September 25, 2008 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704, filed September 26, 2008, Securities and Exchange Commission file number 1-4121*)

4.3

Terms and Conditions of the Notes, published on February 3, 2012, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., John Deere Cash Management S.A. and John Deere Financial Limited (Exhibit 4.3 to Form 10-K of registrant for the year ended October 31, 2012, Securities and Exchange Commission File Number 1-4121*)

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets, are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

10.6	Deere & Company Voluntary Deferred Compensation Plan (Exhibit 10.7 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.7	John Deere Short-Term Incentive Bonus Plan (Appendix C to Proxy Statement of registrant filed January 13, 2010, Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Mid-Term Incentive Plan (Appendix A to Proxy Statement of registrant filed January 14, 2013, Securities and Exchange Commission File Number 1-4121*)

10. 9	John Deere Omnibus Equity and Incentive Plan (Appendix B to Proxy Statement of registrant filed January 13, 2010, Securities and Exchange Commission File Number 1-4121*)

10.10

Form of Terms and Conditions for John Deere Nonqualified Stock Option Grant (Exhibit 10.10 to Form 10-K of registrant for the year ended October 31, 2010, Securities and Exchange Commission File Number 1-4121*)

10.11

Form of John Deere Restricted and Performance Stock Unit Grant for Employees (Exhibit 10.11 to Form 10-K of the registrant for the year ended October 31, 2012, Securities and Exchange Commission File Number 1-4121*)

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

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

First Amendment, dated February 25, 2013, to the Multi-Year Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 27, 2012 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2013, Securities and Exchange Commission File Number 1-4121*)

10.30

2018 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 25, 2013 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2013, Securities and Exchange Commission File Number 1-4121*)

10.31

Multi-year Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 27, 2012 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2012, Securities and Exchange Commission File Number 1-4121*)

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