Form 10-Q
period 2014-01-31
DEERE & CO
filed 2014-02-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes           No         X

At January 31, 2014, 369,701,689 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 48

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2014 and 2013

(In millions of dollars and shares except per share amounts) Unaudited
	2014	2013
Net Sales and Revenues
Net sales	$6,948.5	$6,792.8
Finance and interest income	531.5	501.0
Other income	174.0	127.6
Total	7,654.0	7,421.4

Costs and Expenses
Cost of sales	5,195.5	5,014.8
Research and development expenses	323.7	356.5
Selling, administrative and general expenses	765.9	781.5
Interest expense	171.7	180.1
Other operating expenses	232.3	142.4
Total	6,689.1	6,475.3

Income of Consolidated Group before Income Taxes	964.9	946.1
Provision for income taxes	280.5	289.0
Income of Consolidated Group	684.4	657.1
Equity in loss of unconsolidated affiliates	(3.1)	(7.5)
Net Income	681.3	649.6
Less: Net income (loss) attributable to noncontrolling interests	.2	(.1)
Net Income Attributable to Deere & Company	$681.1	$649.7

Per Share Data
Basic	$1.83	$1.67
Diluted	$1.81	$1.65

Average Shares Outstanding
Basic	371.9	388.4
Diluted	375.4	393.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 31, 2014 and 2013

(In millions of dollars) Unaudited
	2014	2013

Net Income	$681.3	$649.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	50.1	70.1
Cumulative translation adjustment	(168.0)	20.3
Unrealized gain on derivatives	2.9	3.8
Unrealized loss on investments	(1.3)	(2.1)
Other Comprehensive Income (Loss), Net of Income Taxes	(116.3)	92.1

Comprehensive Income of Consolidated Group	565.0	741.7
Less: Comprehensive income attributable to noncontrolling interests	.2
Comprehensive Income Attributable to Deere & Company	$564.8	$741.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

(In millions of dollars) Unaudited
	January 31	October 31	January 31
	2014	2013	2013
Assets
Cash and cash equivalents	$3,188.6	$3,504.0	$3,672.1
Marketable securities	1,438.4	1,624.8	1,375.6
Receivables from unconsolidated affiliates	35.2	31.2	44.6
Trade accounts and notes receivable - net	3,716.8	3,758.2	3,926.4
Financing receivables - net	25,242.3	25,632.7	22,070.7
Financing receivables securitized - net	3,490.9	4,153.1	3,032.9
Other receivables	1,157.6	1,464.0	1,280.2
Equipment on operating leases - net	3,026.0	3,152.2	2,452.3
Inventories	5,554.6	4,934.7	6,242.7
Property and equipment - net	5,351.0	5,466.9	5,042.6
Investments in unconsolidated affiliates	297.5	221.4	201.5
Goodwill	834.6	844.8	934.0
Other intangible assets - net	74.6	77.1	98.5
Retirement benefits	583.5	551.1	22.8
Deferred income taxes	2,323.4	2,325.4	3,311.6
Other assets	1,344.2	1,274.7	1,461.1
Assets held for sale		505.0
Total Assets	$57,659.2	$59,521.3	$55,169.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,657.3	$8,788.9	$7,331.7
Short-term securitization borrowings	3,490.8	4,109.1	3,043.9
Payables to unconsolidated affiliates	89.1	106.9	70.5
Accounts payable and accrued expenses	7,330.0	8,973.6	7,200.3
Deferred income taxes	154.8	160.3	169.4
Long-term borrowings	22,265.2	21,577.7	22,170.2
Retirement benefits and other liabilities	5,414.2	5,416.7	7,698.1
Liabilities held for sale		120.4
Total liabilities	47,401.4	49,253.6	47,684.1

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2014 – 536,431,204)	3,571.3	3,524.2	3,434.3
Common stock in treasury	(10,643.1)	(10,210.9)	(8,817.2)
Retained earnings	20,136.9	19,645.6	17,346.1
Accumulated other comprehensive income (loss)	(2,809.4)	(2,693.1)	(4,479.5)
Total Deere & Company stockholders’ equity	10,255.7	10,265.8	7,483.7
Noncontrolling interests	2.1	1.9	1.8
Total stockholders’ equity	10,257.8	10,267.7	7,485.5
Total Liabilities and Stockholders’ Equity	$57,659.2	$59,521.3	$55,169.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2014 and 2013

(In millions of dollars) Unaudited
	2014	2013
Cash Flows from Operating Activities
Net income	$681.3	$649.6
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for credit losses	2.4	(.5)
Provision for depreciation and amortization	343.1	277.1
Impairment charges	26.3
Share-based compensation expense	23.2	22.3
Undistributed earnings of unconsolidated affiliates	3.0	15.6
Credit for deferred income taxes	(8.6)	(20.6)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	126.7	94.9
Insurance receivables	101.9	338.0
Inventories	(836.8)	(1,169.0)
Accounts payable and accrued expenses	(1,387.1)	(1,539.1)
Accrued income taxes payable/receivable	137.5	146.6
Retirement benefits	53.4	96.2
Other	(12.5)	(160.5)
Net cash used for operating activities	(746.2)	(1,249.4)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,660.7	4,341.9
Proceeds from maturities and sales of marketable securities	403.6	215.4
Proceeds from sales of equipment on operating leases	276.4	249.4
Proceeds from sales of businesses, net of cash sold	303.7
Cost of receivables acquired (excluding receivables related to sales)	(4,190.1)	(3,933.6)
Purchases of marketable securities	(222.4)	(125.1)
Purchases of property and equipment	(250.7)	(294.0)
Cost of equipment on operating leases acquired	(251.6)	(197.6)
Other	(56.3)	(39.5)
Net cash provided by investing activities	673.3	216.9

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(736.7)	691.9
Proceeds from long-term borrowings	2,241.1	877.8
Payments of long-term borrowings	(1,100.0)	(1,379.5)
Proceeds from issuance of common stock	54.3	117.6
Repurchases of common stock	(477.3)	(96.4)
Dividends paid	(192.5)	(178.7)
Excess tax benefits from share-based compensation	14.6	35.4
Other	(13.0)	(20.4)
Net cash provided by (used for) financing activities	(209.5)	47.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33.0)	4.7

Net Decrease in Cash and Cash Equivalents	(315.4)	(980.1)
Cash and Cash Equivalents at Beginning of Period	3,504.0	4,652.2
Cash and Cash Equivalents at End of Period	$3,188.6	$3,672.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2013 and 2014

(In millions of dollars) Unaudited
		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income (loss)	649.6			649.7		(.1)
Other comprehensive income	92.1				92.0	.1
Repurchases of common stock	(96.4)		(96.4)
Treasury shares reissued	93.0		93.0
Dividends declared	(186.4)			(178.9)		(7.5)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	82.2	82.1		.1
Balance January 31, 2013	$7,485.5	$3,434.3	$(8,817.2)	$17,346.1	$(4,479.5)	$1.8

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	681.3			681.1		.2
Other comprehensive loss	(116.3)				(116.3)
Repurchases of common stock	(477.3)		(477.3)
Treasury shares reissued	45.1		45.1
Dividends declared	(189.8)			(189.8)
Stock options and other	47.1	47.1
Balance January 31, 2014	$10,257.8	$3,571.3	$(10,643.1)	$20,136.9	$(2,809.4)	$2.1

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $116 million and $87 million in the first three months of 2014 and 2013, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $50 million and $57 million at January 31, 2014 and 2013, respectively.

(3)                New accounting standards adopted in the first three months of 2014 were as follows:

In the first quarter of 2014, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends Accounting Standards Codification (ASC) 210, Balance Sheet.  This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement.  This includes derivatives and other financial securities arrangements.  The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2014, the Company adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income.  This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item.  The disclosure may be provided either parenthetically on the face of the financial statements or in the notes.  The Company provided the disclosure in the notes.  The adoption did not have a material effect on the Company’s consolidated financial statements.

(4)                The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2013	$(2,809)	$113	$(3)	$6	$(2,693)
Other comprehensive income (loss) items before reclassification	12	(168)	(3)	(1)	(160)
Amounts reclassified from accumulated other comprehensive income	38		6		44
Net current period other comprehensive income (loss)	50	(168)	3	(1)	(116)
Balance January 31, 2014	$(2,759)	$(55)		$5	$(2,809)

The details about reclassifications of gains (losses) out of accumulated other comprehensive income (loss) in millions of dollars follows:

Three Months Ended January 31, 2014
Loss on derivatives
Interest rate contracts – Interest expense	$(4)
Foreign exchange contracts – Other expense	(5)
Total	(9)
Tax credit	3
After-tax amount	(6)

Amortization of retirement benefit adjustments *
Pensions
Actuarial losses	(43)
Prior service costs	(6)
Settlements/curtailments	(2)
Health care and life insurance
Actuarial losses	(9)
Prior service credit	1
Total	(59)
Tax credit	21
After-tax amount	(38)

Total after-tax reclassifications for the period	$(44)

*                         These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

The items included in other comprehensive income (loss) and the related tax effects in millions of dollars follow:

Three Months Ended January 31, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$77.8	$(27.7)	$50.1
Cumulative translation adjustment	(169.4)	1.4	(168.0)
Net unrealized gain on derivatives	4.5	(1.6)	2.9
Net unrealized loss on investments	(2.1)	.8	(1.3)
Total other comprehensive income (loss)	$(89.2)	$(27.1)	$(116.3)

Three Months Ended January 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$112.2	$(42.1)	$70.1
Cumulative translation adjustment	13.2	7.1	20.3
Net unrealized gain on derivatives	5.8	(2.0)	3.8
Net unrealized loss on investments	(3.4)	1.3	(2.1)
Total other comprehensive income (loss)	$127.8	$(35.7)	$92.1

In the first quarter of 2014, the noncontrolling interests’ comprehensive income was $.2 million, which consisted of net income of $.2 million.  In the first quarter of 2013, the noncontrolling interests’ comprehensive income was none, which consisted of a net loss of $(.1) million and cumulative translation adjustments of $.1 million.

(5)    Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2014	2013
Dividends declared	$.51	$.46
Dividends paid	$.51	$.46

(6)                A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended January 31
	2014	2013
Net income attributable to Deere & Company	$681.1	$649.7
Less income allocable to participating securities	.2	.1
Income allocable to common stock	$680.9	$649.6
Average shares outstanding	371.9	388.4
Basic per share	$1.83	$1.67
Average shares outstanding	371.9	388.4
Effect of dilutive share-based compensation	3.5	4.6
Total potential shares outstanding	375.4	393.0
Diluted per share	$1.81	$1.65

During the first quarter of 2014 and 2013, 2.4 million shares and 2.5 million shares, respectively, related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)                The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2014	2013
Service cost	$61	$67
Interest cost	119	110
Expected return on plan assets	(193)	(194)
Amortization of actuarial loss	43	65
Amortization of prior service cost	6	8
Settlements/curtailments	2
Net cost	$38	$56

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2014	2013
Service cost	$11	$14
Interest cost	66	64
Expected return on plan assets	(18)	(21)
Amortization of actuarial loss	9	36
Amortization of prior service credit	(1)	(1)
Net cost	$67	$92

During the first quarter of 2014, the Company contributed approximately $22 million to its pension plans and $7 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $70 million to its pension plans and $19 million to its other postretirement benefit plans during the remainder of fiscal year 2014.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)                The Company’s unrecognized tax benefits at January 31, 2014 were $257 million, compared to $272 million at October 31, 2013.  The liability at January 31, 2014 consisted of approximately $51 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes to the unrecognized tax benefits for the first three months of 2014 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)    Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2014	2013	Change
Net sales and revenues:
Agriculture and turf	$5,596	$5,491	+2
Construction and forestry	1,353	1,302	+4
Total net sales	6,949	6,793	+2
Financial services	587	527	+11
Other revenues	118	101	+17
Total net sales and revenues	$7,654	$7,421	+3
Operating profit *
Agriculture and turf	$797	$766	+4
Construction and forestry	94	71	+32
Financial services	182	197	-8
Total operating profit	1,073	1,034	+4
Reconciling items **	(112)	(95)	+18
Income taxes	(280)	(289)	-3
Net income attributable to Deere & Company	$681	$650	+5

Intersegment sales and revenues:
Agriculture and turf net sales	$20	$19	+5
Construction and forestry net sales	1
Financial services	46	45	+2

Equipment operations outside the U.S. and Canada:
Net sales	$2,608	$2,570	+1
Operating profit	211	140	+51

	January 31 2014	October 31 2013
Identifiable assets:
Agriculture and turf	$ 10,851	$ 10,799
Construction and forestry	3,307	3,461	-4
Financial services	37,698	38,646	-2
Corporate	5,803	6,615	-12
Total assets	$ 57,659	$ 59,521	-3

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

(10)        Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.  Non-performing financing receivables represent loans for which the Company has ceased accruing finance income.  These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer’s withholding account, has been written off to the allowance for credit losses.  Finance income for non-performing receivables is recognized on a cash basis.  Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$103	$39	$26	$168
Construction and forestry	51	19	10	80
Other:
Agriculture and turf	28	10	4	42
Construction and forestry	12	4	3	19
Total	$194	$72	$43	$309

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$168	$106	$18,802	$19,076
Construction and forestry	80	14	2,017	2,111
Other:
Agriculture and turf	42	13	6,614	6,669
Construction and forestry	19	3	1,022	1,044
Total	$309	$136	$28,455	28,900
Less allowance for credit losses				167
Total financing receivables - net				$28,733

	October 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$75	$26	$20	$121
Construction and forestry	39	14	9	62
Other:
Agriculture and turf	28	9	5	42
Construction and forestry	12	4	3	19
Total	$154	$53	$37	$244

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$121	$102	$18,942	$19,165
Construction and forestry	62	12	1,921	1,995
Other:
Agriculture and turf	42	13	7,613	7,668
Construction and forestry	19	3	1,109	1,131
Total	$244	$130	$29,585	29,959
Less allowance for credit losses				173
Total financing receivables - net				$29,786

	January 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$77	$25	$19	$121
Construction and forestry	40	17	9	66
Other:
Agriculture and turf	23	7	3	33
Construction and forestry	11	3	1	15
Total	$151	$52	$32	$235

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$121	$112	$16,546	$16,779
Construction and forestry	66	14	1,591	1,671
Other:
Agriculture and turf	33	10	5,675	5,718
Construction and forestry	15	2	1,094	1,111
Total	$235	$138	$24,906	25,279
Less allowance for credit losses				175
Total financing receivables - net				$25,104

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving Charge Accounts	Other	Total

January 31, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision	1	1		2
Write-offs	(3)	(5)		(8)
Recoveries	2	3		5
Translation adjustments	(4)		(1)	(5)
End of period balance *	$97	$40	$30	$167

Financing receivables:
End of period balance	$21,187	$1,801	$5,912	$28,900
Balance individually evaluated	$14		$26	$40

January 31, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision	1			1
Write-offs	(5)	(4)		(9)
Recoveries	2	4		6
End of period balance *	$108	$40	$27	$175

Financing receivables:
End of period balance	$18,450	$1,799	$5,030	$25,279
Balance individually evaluated	$11	$1	$1	$13

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment

January 31, 2014 *
Receivables with specific allowance ****	$18	$18	$4	$18
Receivables without a specific allowance ***	7	6		7
Total	$25	$24	$4	$25
Agriculture and turf	$22	$22	$4	$23
Construction and forestry	$3	$2		$2

October 31, 2013 *
Receivables with specific allowance **	$18	$18	$4	$19
Receivables without a specific allowance ***	8	8		8
Total	$26	$26	$4	$27
Agriculture and turf	$23	$23	$4	$24
Construction and forestry	$3	$3		$3

January 31, 2013 *
Receivables with specific allowance ***	$1	$1		$1
Receivables without a specific allowance ***	9	9		9
Total	$10	$10		$10
Agriculture and turf	$6	$6		$6
Construction and forestry	$4	$4		$4

*                           Finance income recognized was not material.

**                   Primarily operating loans and retail notes.

***           Primarily retail notes.

****   Primarily operating loans.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first quarter of 2014, the Company identified six financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $.2 million pre-modification and $.2 million post-modification.  During the first quarter of 2013, there were 26 financing receivable contracts, primarily retail notes, with $1.3 million pre-modification and $1.1 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At January 31, 2014, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,223 million, $2,626 million and $1,970 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,159 million, $2,547 million and $1,915 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $296 million, $353 million and $248 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $289 million, $338 million and $245 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,069 million, $1,274 million and $898 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,044 million, $1,225 million and $885 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2014
Carrying value of liabilities	$1,044
Maximum exposure to loss	1,069

The total assets of unconsolidated VIEs related to securitizations were approximately $43 billion at January 31, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2014	October 31 2013	January 31 2013
Financing receivables securitized (retail notes)	$3,502	$4,167	$3,047
Allowance for credit losses	(11)	(14)	(14)
Other assets	97	100	83
Total restricted securitized assets	$3,588	$4,253	$3,116

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2014	October 31 2013	January 31 2013
Short-term securitization borrowings	$3,491	$4,109	$3,044
Accrued interest on borrowings	1	1	1
Total liabilities related to restricted securitized assets	$3,492	$4,110	$3,045

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2014, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)        Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2014	October 31 2013	January 31 2013
Raw materials and supplies	$2,108	$1,954	$2,045
Work-in-process	847	753	815
Finished goods and parts	4,151	3,757	4,775
Total FIFO value	7,106	6,464	7,635
Less adjustment to LIFO value	1,551	1,529	1,392
Inventories	$5,555	$4,935	$6,243

(13)        The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill - net	337	584	921

Translation adjustments	1	12	13

Balance January 31, 2013:
Goodwill	687	596	1,283
Less accumulated impairment losses	349		349
Goodwill - net	$338	$596	$934

Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses *	60		60
Goodwill - net	242	603	845

Translation adjustments	(3)	(7)	(10)

Balance January 31, 2014:
Goodwill	299	596	895
Less accumulated impairment losses	60		60
Goodwill - net	$239	$596	$835

*                         Accumulated impairment losses were reduced by $289 million related to Landscapes reclassification to held for sale (see Note 18).

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31	October 31	January 31
	Years	2014	2013	2013
Amortized intangible assets:
Customer lists and relationships	15	$20	$20	$99
Technology, patents, trademarks and other	19	88	88	110
Total at cost		108	108	209
Less accumulated amortization **		37	35	114
Total		71	73	95
Unamortized intangible assets:
Licenses		4	4	4
Other intangible assets - net		$75	$77	$99

*                         Weighted-averages

**                 Accumulated amortization at January 31, 2014, October 31, 2013 and January 31, 2013 for customer lists and relationships totaled $8 million, $8 million and $64 million and technology, patents, trademarks and other totaled $29 million, $27 million and $50 million, respectively.

The amortization of other intangible assets in the first quarter of 2014 and 2013 was $2 million and $7 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2014 - $8, 2015 - $10, 2016 - $9, 2017 - $9 and 2018 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $360 million and $309 million at January 31, 2014 and 2013, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended January 31
	2014	2013
Beginning of period balance	$1,164	$1,025
Payments	(189)	(166)
Amortization of premiums received	(28)	(28)
Accruals for warranties	185	212
Premiums received	46	44
Foreign exchange	(6)	4
End of period balance	$1,172	$1,091

At January 31, 2014, the Company had approximately $282 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2014, the Company had an accrued liability of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2014 was approximately six years.

At January 31, 2014, the Company had commitments of approximately $316 million for the construction and acquisition of property and equipment.  Also, at January 31, 2014, the Company had restricted assets of $105 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at January 31, 2014, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2014.

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

(15)  The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2014		October 31, 2013		January 31, 2013
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$25,242	$25,129	$25,633	$25,572	$22,071	$22,144
Financing receivables securitized - net	3,491	3,463	4,153	4,124	3,033	3,032
Short-term securitization borrowings	3,491	3,492	4,109	4,113	3,044	3,050

Long-term borrowings due within one year:
Equipment operations	$815	$821	$821	$837	$197	$197
Financial services	4,501	4,511	4,408	4,441	4,505	4,592
Total	$5,316	$5,332	$5,229	$5,278	$4,702	$4,789

Long-term borrowings:
Equipment operations	$4,828	$5,102	$4,871	$5,141	$5,465	$6,097
Financial services	17,437	17,619	16,707	16,887	16,705	16,860
Total	$22,265	$22,721	$21,578	$22,028	$22,170	$22,957

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31 2014 *	October 31 2013 *	January 31 2013 *

Marketable securities
Equity fund	$20	$20
U.S. government debt securities	1,113	1,312	$1,096
Municipal debt securities	36	36	38
Corporate debt securities	147	138	120
Mortgage-backed securities **	122	119	122
Total marketable securities	1,438	1,625	1,376
Other assets
Derivatives:
Interest rate contracts	329	347	557
Foreign exchange contracts	70	32	35
Cross-currency interest rate contracts	19	15	8
Total assets ***	$1,856	$2,019	$1,976

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$144	$120	$75
Foreign exchange contracts	24	42	35
Cross-currency interest rate contracts		17	33
Total liabilities	$168	$179	$143

*              All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,046 million, $1,247 million and $1,038 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively, and the equity fund of $20 million and $20 million at January 31, 2014 and October 31, 2013, respectively.  There were no transfers between Level 1 and Level 2 during the first three months of 2014 and 2013.

**            Primarily issued by U.S. government sponsored enterprises.

***          Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 31, 2014 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$923	$924
Due after one through five years	172	176
Due after five through 10 years	136	137
Due after 10 years	59	59
Mortgage-backed securities	125	122
Debt securities	$1,415	$1,418

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2014	2013	2013	2014	2013
Property and equipment - net		$36		$26

*      See financing receivables with specific allowances in Note 10 that were not significant.

The fair value measurement and impairment loss shown above was the result of changes in circumstances that indicate it was probable the future cash flows would not cover the carrying amounts of certain long-lived assets.  The non-cash charge of $26 million pretax and after-tax was recognized in the first quarter of 2014 in cost of sales.  The impairment was associated with the Company’s John Deere Water operations, which are included in the agriculture and turf operating segment.  The loss was due to a review of strategic options for the business.

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

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount, or fair value.  The valuations were based on an income approach using probability weighted cash flows of potential outcomes of the ongoing strategic option review.  The inputs include estimates of the cash flow related to each of the alternatives being considered and management’s estimate of the likelihood of each alternative.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2014, October 31, 2013 and January 31, 2013 were $3,600 million, $3,100 million and $3,100 million, respectively.  The notional amounts of cross-currency interest rate contracts at January 31, 2014, October 31, 2013 and January 31, 2013 were $70 million, $816 million and $923 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affect earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2014 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 56 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2014, October 31, 2013 and January 31, 2013 were $8,185 million, $7,380 million and $9,025 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  During the first three months of 2014 and 2013, the ineffective portions were a loss of $2 million and a gain of $2 million, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended January 31
	2014	2013
Interest rate contracts *	$(69)	$(73)
Borrowings **	67	75

*                         Includes changes in fair values of interest rate contracts excluding net accrued interest income of $36 million and $38 million during the first three months of 2014 and 2013, respectively.

**                 Includes adjustment for fair values of hedged borrowings excluding accrued interest expense of $59 million and $67 million during the first three months of 2014 and 2013, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at January 31, 2014, October 31, 2013 and January 31, 2013 were $5,636 million, $5,627 million and $4,624 million, the foreign exchange contracts were $4,274 million, $3,800 million and $4,698 million and the cross-currency interest rate contracts were $86 million, $85 million and $82 million, respectively.  At January 31, 2014, October 31, 2013 and January 31, 2013, there were also $1,458 million, $1,641 million and $1,263 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2014	October 31 2013	January 31 2013
Designated as hedging instruments:
Interest rate contracts	$283	$295	$493
Cross-currency interest rate contracts	15	14	7
Total designated	298	309	500

Not designated as hedging instruments:
Interest rate contracts	46	52	64
Foreign exchange contracts	70	32	35
Cross-currency interest rate contracts	4	1	1
Total not designated	120	85	100

Total derivatives	$418	$394	$600

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$95	$71	$18
Cross-currency interest rate contracts		16	31
Total designated	95	87	49
Not designated as hedging instruments:
Interest rate contracts	49	49	57
Foreign exchange contracts	24	42	35
Cross-currency interest rate contracts		1	2
Total not designated	73	92	94
Total derivatives	$168	$179	$143

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended
	OCI	January 31
	Classification	2014	2013
Fair Value Hedges:
Interest rate contracts	Interest	$(33)	$(35)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(2)
Foreign exchange contracts	OCI (pretax) *	(3)	22

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(4)	(5)
Foreign exchange contracts	Other *	(5)	19

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$2	$1
Foreign exchange contracts	Cost of sales	56
Foreign exchange contracts	Other *	87	(51)
Total not designated		$145	$(50)

*                    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**            The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on reductions in credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2014, October 31, 2013 and January 31, 2013, was $114 million, $91 million and $36 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post full collateral for this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty and the size of other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of default or termination.

The maximum amount of loss that the Company would incur if counterparties to derivative instruments fail to meet their obligations, not considering collateral received or netting arrangements, was the gross asset amount of the derivative shown below.  None of the concentrations of risk with any individual counterparty was considered significant in any periods presented.

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

	Gross Amounts	Netting	Collateral
January 31, 2014	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$418	$(113)	$(9)	$296
Liabilities	168	(113)		55

	Gross Amounts	Netting	Collateral
October 31, 2013	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$394	$(120)	$(8)	$266
Liabilities	179	(120)		59

	Gross Amounts	Netting	Collateral
January 31, 2013	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$600	$(91)	$(95)	$414
Liabilities	143	(91)		52

(17)  In December 2013, the Company granted stock options to employees for the purchase of 2.4 million shares of common stock at an exercise price of $87.46 per share and a binomial lattice model fair value of $24.74 per share at the grant date.  At January 31, 2014, options for 16.9 million shares were outstanding with a weighted-average exercise price of $69.48 per share.  The Company also granted 219 thousand restricted stock units to employees in December 2013, of which 85 thousand are subject to service based only conditions, 67 thousand are subject to performance/service based conditions and 67 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $87.46 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.53 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $116.86 per unit based on a lattice valuation model excluding dividends.  At January 31, 2014, the Company was authorized to grant an additional 7.1 million shares related to stock option and restricted stock awards.

(18)  In December 2013, the Company closed the sale of 60 percent of its subsidiary John Deere Landscapes, LLC (Landscapes) to a private equity investment firm affiliated with Clayton, Dubilier & Rice, LLC (CD&R).  CD&R acquired newly created shares of cumulative convertible participating preferred stock initially representing 60 percent of the outstanding capital stock of Landscapes on an as-converted basis.

At October 31, 2013, the total assets of $505 million and liabilities of $120 million for these operations were classified as held for sale in the consolidated financial statements and written down to realizable value, which consisted of $153 million of receivables, $219 million of inventories, $37 million of property and equipment, $106 million of goodwill, $25 million of other intangible assets and $10 million of other assets less a $45 million asset impairment.  The related liabilities held for sale consisted of accounts payable and accrued expenses.  The total amount of proceeds from the sale at closing was approximately $305 million with no significant gain or loss.

The Company initially retained 40 percent of the Landscapes business in the form of common stock.  As of January 2014, the Company no longer consolidates Landscapes and reports the results as an equity investment in unconsolidated affiliates.  The fair value of the Company’s retained equity investment was approximately $80 million at closing.  The fair value was determined using an implied equity value approach.  This approach used an option pricing model to determine the value of Landscapes’ total equity based on the purchase price of the preferred stock of $174 million, as well as the preferred stock’s conversion feature and dividend rights.  The value of the Company’s common stock of Landscapes was the difference between the total fair value of the Landscapes’ equity and the value of CD&R’s preferred stock.  The significant unobservable inputs were the expected term of the investment, assumptions about the form of preferred dividend payments and the assumed volatility of the Landscapes enterprise during the term of the investment.  Due to the Company’s continuing involvement through its initial 40 percent interest, Landscapes’ historical operating results are presented in continuing operations.

(19)  On February 26, 2014, the Company entered into an agreement to sell the stock and certain assets of the entities that compose the Company’s Water operations to FIMI Opportunity Funds.  These operations are included in the Company’s agriculture and turf segment.  The planned sale is a result of the Company’s intention to invest its resources in growing its core businesses.  The Company does not anticipate a significant after-tax gain or loss resulting from the probable sale.

The major classes of the total consolidated assets and liabilities of the Water operations were as follows in millions of dollars:

January 31, 2014
Trade accounts and notes receivable – net	$40
Other receivables	9
Inventories	53
Other assets	3
Total assets	$105

Accounts payable and accrued expenses	$44
Retirement benefits and other liabilities	2
Total liabilities	$46

(20) SUPPLEMENTAL CONSOLIDATING DATA

STATEMENT OF INCOME

For the Three Months Ended January 31, 2014 and 2013

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013

Net Sales and Revenues
Net sales	$6,948.5	$6,792.8
Finance and interest income	17.2	17.5	$569.2	$533.8
Other income	150.5	130.2	64.4	38.1
Total	7,116.2	6,940.5	633.6	571.9

Costs and Expenses
Cost of sales	5,195.9	5,015.2
Research and development expenses	323.7	356.5
Selling, administrative and general expenses	643.2	672.6	126.0	111.7
Interest expense	75.3	69.6	107.8	119.3
Interest compensation to Financial Services	42.3	41.6
Other operating expenses	52.5	35.1	218.3	144.6
Total	6,332.9	6,190.6	452.1	375.6

Income of Consolidated Group before Income Taxes	783.3	749.9	181.5	196.3
Provision for income taxes	240.3	225.4	40.1	63.7
Income of Consolidated Group	543.0	524.5	141.4	132.6

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	142.2	132.9	.8	.3
Other	(3.9)	(7.8)
Total	138.3	125.1	.8	.3

Net Income	681.3	649.6	142.2	132.9
Less: Net income (loss) attributable to noncontrolling interests	.2	(.1)
Net Income Attributable to Deere & Company	$681.1	$649.7	$142.2	$132.9

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 31 2014	October 31 2013	January 31 2013	January 31 2014	October 31 2013	January 31 2013

Assets

Cash and cash equivalents	$2,659.7	$3,023.3	$3,176.5	$529.0	$480.8	$495.6
Marketable securities	1,008.3	1,207.2	1,000.7	430.2	417.6	375.0
Receivables from unconsolidated subsidiaries and affiliates	3,334.4	3,502.0	1,674.4
Trade accounts and notes receivable - net	848.3	1,061.8	1,030.0	3,827.9	3,555.9	3,850.9
Financing receivables - net	9.1	16.5	5.2	25,233.2	25,616.2	22,065.5
Financing receivables securitized - net				3,490.9	4,153.1	3,032.9
Other receivables	842.0	983.1	946.2	342.3	486.6	355.8
Equipment on operating leases - net				3,026.0	3,152.2	2,452.3
Inventories	5,554.6	4,934.7	6,242.7
Property and equipment - net	5,294.0	5,408.5	4,982.3	57.0	58.4	60.4
Investments in unconsolidated subsidiaries and affiliates	4,764.4	4,569.0	4,230.9	10.9	10.2	9.4
Goodwill	834.6	844.8	934.0
Other intangible assets - net	70.6	73.1	94.5	4.0	4.0	4.0
Retirement benefits	548.3	517.7	17.4	36.8	37.5	43.1
Deferred income taxes	2,563.3	2,575.4	3,531.4	65.8	51.3	48.8
Other assets	702.4	654.3	610.0	644.1	622.2	852.3
Assets held for sale		505.0
Total Assets	$29,034.0	$29,876.4	$28,476.2	$37,698.1	$38,646.0	$33,646.0

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,759.6	$1,080.4	$1,126.6	$6,897.7	$7,708.5	$6,205.1
Short-term securitization borrowings				3,490.8	4,109.1	3,043.9
Payables to unconsolidated subsidiaries and affiliates	89.1	106.9	70.5	3,299.2	3,470.8	1,629.7
Accounts payable and accrued expenses	6,678.6	7,990.9	6,559.1	1,640.0	1,849.8	1,618.9
Deferred income taxes	81.3	92.4	98.3	379.2	369.1	339.8
Long-term borrowings	4,828.2	4,870.9	5,464.9	17,437.0	16,706.8	16,705.3
Retirement benefits and other liabilities	5,339.4	5,346.8	7,671.3	76.4	74.1	64.5
Liabilities held for sale		120.4
Total liabilities	18,776.2	19,608.7	20,990.7	33,220.3	34,288.2	29,607.2

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2014 – 536,431,204)	3,571.3	3,524.2	3,434.3	1,992.8	1,956.3	1,871.3
Common stock in treasury	(10,643.1)	(10,210.9)	(8,817.2)
Retained earnings	20,136.9	19,645.6	17,346.1	2,479.5	2,337.3	2,061.3
Accumulated other comprehensive income (loss)	(2,809.4)	(2,693.1)	(4,479.5)	5.5	64.2	106.2
Total Deere & Company stockholders’ equity	10,255.7	10,265.8	7,483.7	4,477.8	4,357.8	4,038.8
Noncontrolling interests	2.1	1.9	1.8
Total stockholders’ equity	10,257.8	10,267.7	7,485.5	4,477.8	4,357.8	4,038.8
Total Liabilities and Stockholders’ Equity	$29,034.0	$29,876.4	$28,476.2	$37,698.1	$38,646.0	$33,646.0

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Three Months Ended January 31, 2014 and 2013

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Cash Flows from Operating Activities
Net income	$681.3	$649.6	$142.2	$132.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	.1	(1.2)	2.4	.7
Provision for depreciation and amortization	229.7	185.3	136.3	117.3
Impairment charges	26.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	(138.4)	(87.0)	(.8)	(.3)
Provision (credit) for deferred income taxes	(3.8)	(23.7)	(4.7)	3.0
Changes in assets and liabilities:
Trade receivables	167.0	253.8
Insurance receivables			101.9	338.0
Inventories	(721.1)	(1,081.8)
Accounts payable and accrued expenses	(1,169.7)	(1,028.1)	(117.0)	(370.4)
Accrued income taxes payable/receivable	124.5	161.7	13.0	(15.2)
Retirement benefits	49.7	91.4	3.7	4.8
Other	36.8	(129.2)	(9.2)	(3.4)
Net cash provided by (used for) operating activities	(717.6)	(1,009.2)	267.8	207.4

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			5,008.5	4,668.8
Proceeds from maturities and sales of marketable securities	400.0	200.0	3.6	15.4
Proceeds from sales of equipment on operating leases			276.4	249.4
Proceeds from sales of businesses, net of cash sold	303.7
Cost of receivables acquired (excluding trade and wholesale)			(4,529.1)	(4,235.5)
Purchases of marketable securities	(203.7)	(99.8)	(18.7)	(25.4)
Purchases of property and equipment	(250.5)	(293.3)	(.2)	(.7)
Cost of equipment on operating leases acquired			(407.9)	(315.5)
Increase in trade and wholesale receivables			(149.0)	(324.5)
Other	(44.3)	(40.1)	(48.4)	(36.0)
Net cash provided by (used for) investing activities	205.2	(233.2)	135.2	(4.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	703.1	708.0	(1,439.8)	(16.1)
Change in intercompany receivables/payables	79.2	(96.3)	(79.2)	96.3
Proceeds from long-term borrowings	6.0	44.0	2,235.1	833.8
Payments of long-term borrowings	(15.9)	(17.6)	(1,084.1)	(1,361.9)
Proceeds from issuance of common stock	54.3	117.6
Repurchases of common stock	(477.3)	(96.4)
Dividends paid	(192.5)	(178.7)		(30.0)
Excess tax benefits from share-based compensation	14.6	35.4
Other	(6.0)	(16.5)	29.5	32.7
Net cash provided by (used for) financing activities	165.5	499.5	(338.5)	(445.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.7)	11.5	(16.3)	(6.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(363.6)	(731.4)	48.2	(248.7)
Cash and Cash Equivalents at Beginning of Period	3,023.3	3,907.9	480.8	744.3
Cash and Cash Equivalents at End of Period	$2,659.7	$3,176.5	$529.0	$495.6

*   Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial, consumer equipment and products; and a broad range of equipment for construction and forestry.  The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations.  In addition, financial services offer certain crop risk mitigation products and extended equipment warranties.  The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for 2014.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent.  South American industry sales are projected to decrease 5 to 10 percent.  Industry sales in the Commonwealth of Independent States are expected to be down slightly in 2014, while Asian sales are projected to be slightly higher.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to increase about 5 percent in 2014.  The Company’s agriculture and turf segment sales increased 2 percent for the first quarter of 2014 and are forecast to decrease by about 6 percent for fiscal year 2014.  Construction equipment markets reflect further economic recovery in the U.S. and sales increases outside the U.S. and Canada, while forestry market sales are expected to increase in 2014.  The Company’s construction and forestry sales increased 4 percent in the first quarter of 2014 and are forecast to increase about 10 percent for 2014.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $600 million in 2014.

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

Although the demand for agriculture equipment is moderating, the Company believes its investments in new products and new markets, while holding the line on costs, will keep its strategic plans moving forward.  These plans will help it meet the world’s growing need for food, shelter and infrastructure and benefit the Company’s investors and customers over the long term.

2014 Compared with 2013

Net income attributable to Deere & Company was $681.1 million, or $1.81 per share, for the first quarter of 2014, compared with $649.7 million, or $1.65 per share, for the same period last year.  Worldwide net sales and revenues for the first quarter increased 3 percent to $7,654 million, compared with $7,421 million in 2013.  Net sales of the equipment operations rose 2 percent to $6,949 million for the first quarter of 2014, compared with $6,793 million a year ago, which included price increases of 2 percent and an unfavorable currency translation effect of 2 percent.  Equipment net sales in the U.S. and Canada increased 3 percent for the first quarter.  Outside the U.S. and Canada, net sales increased 2 percent for the first quarter, including an unfavorable currency translation effect of 3 percent.

The Company’s equipment operations reported operating profit of $891 million for the first quarter, compared with $837 million for the same period last year.  Results benefited from price realization, partially offset by a less favorable product mix and the unfavorable effects of foreign currency exchange.  Net income of the Company’s equipment operations was $543 million for the first quarter of 2014, compared with $525 million last year.

The Company’s financial services operations reported net income attributable to Deere & Company of $142.2 million for the first quarter of 2014, compared with $132.9 million last year.  The improvement was primarily related to growth in the credit portfolio and a more favorable tax rate.  These factors were partially offset by lower crop insurance margins, increased selling, administrative and general expenses and less favorable financing spreads.

Business Segment Results

•                                         Agriculture and Turf.  Segment sales increased 2 percent for the first quarter of 2014 due largely to price realization and higher shipment volumes, partially offset by the unfavorable effects of currency translation.  Operating profit was $797 million, compared with $766 million for the same quarter last year.  The improvement was due primarily to price realization, partially offset by a less favorable product mix and the unfavorable effects of foreign currency exchange.

•                                         Construction and Forestry.  Segment sales increased 4 percent for the first quarter, with operating profit of $94 million, compared with $71 million a year ago.  The improvement in operating profit was due primarily to lower production costs, decreased research and development expenses and price realization.  These factors were partially offset by the impact of lower production volumes.

•                                         Financial Services.  The operating profit of the financial services segment was $182 million for the first quarter of 2014, compared with $197 million in the same period last year.  The decrease was primarily related to lower crop insurance margins, increased selling, administrative and general expenses and less favorable financing spreads, partially offset by growth in the credit portfolio.  Total financial services revenues, including intercompany revenues, increased 11 percent to $634 million in the current quarter from $572 million in the first quarter of 2013.  The average balance of receivables and leases financed was 15 percent higher in the first quarter, compared with the same period last year.  Interest expense decreased 10 percent in the first quarter, compared with last year, primarily as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 2.82 to 1 for the first quarter this year, compared with 2.74 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2014 and 2013 were 74.8 percent and 73.8 percent, respectively.  The increase was due primarily to a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization.

Finance and interest income increased in the first quarter of 2014 due to a larger average credit portfolio, partially offset by lower average financing rates.  Other income increased due primarily to higher crop insurance premiums in 2014.  Research and development costs decreased due primarily to the completion of certain product developments in the first quarter of 2014 compared to the same period last year.  Selling, administrative and general expenses decreased due primarily to the deconsolidation of Landscapes (see Note 18).  Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses increased due primarily to higher crop insurance claims and higher depreciation of equipment on operating leases.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 3 percent for fiscal year 2014 and be about 6 percent lower for the second quarter, compared with the same periods of 2013.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,300 million.

•                                         Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 6 percent for fiscal year 2014.  Although farm incomes are expected to remain at healthy levels in 2014, they are forecast to be lower than in the previous years.  In the Company’s view, the decline will have a dampening effect on demand, especially for larger models of equipment.  Partly as a result of these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 5 to 10 percent for the fiscal year, with the decline mainly reflecting lower sales of high-horsepower tractors and combines.

Fiscal year industry sales in the EU28 are forecast to decrease about 5 percent due to lower crop prices and farm incomes.  In South America, industry sales of tractors and combines are projected to decrease 5 to 10 percent from strong 2013 levels.  Industry sales in the Commonwealth of Independent States are expected to be down slightly for the year, while Asian sales are projected to increase slightly.

In the U.S. and Canada, industry sales of turf and utility equipment are expected to increase about 5 percent for 2014 as a result of improved market conditions.

•                                         Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 10 percent for 2014.  The increase reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada.  Global forestry sales are expected to increase for the year due to general economic growth and improved sales in European markets.

•                                         Financial Services.  Fiscal year 2014 net income attributable to Deere & Company for the financial services segment is expected to be approximately $600 million.  The outlook reflects improvement primarily due to expected growth in the credit portfolio and a more favorable tax rate.  These factors are projected to be partially offset by an increase in the provision for credit losses from the low level in 2013, less favorable financing spreads, and higher selling, administrative and general expenses.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture from recent drought conditions), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies and tariffs in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union), carbon and other greenhouse gas emissions, noise and the risk of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; the failure of suppliers to comply with laws, regulations and Company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the Company’s reputation or brand; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses, the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If market uncertainty increases or general economic conditions worsen, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.  The failure of reinsurers of the Company’s insurance business also could materially affect results.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2014 were $746 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories, which were partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, a decrease in receivables related to sales and a decrease in insurance receivables.  Cash inflows from investing activities were $673 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $495 million, proceeds from sales of businesses of $304 million, proceeds from maturities and sales exceeding purchases of marketable securities by $181 million, partially offset by purchases of property and equipment of $251 million.  Negative cash flows from financing activities were $210 million in the first three months of 2014, primarily due to repurchases of common stock of $477 million, dividends paid of $193 million, partially offset by an increase in borrowings of $404 million and proceeds from issuance of common stock of $54 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $315 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2013 were $1,249 million.  This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions and a decrease in insurance receivables.  Cash inflows from investing activities were $217 million in the first three months of last year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $460 million and proceeds from maturities and sales of marketable securities exceeding purchases by $90 million, partially offset by purchases of property and equipment of $294 million.  Cash inflows from financing activities were $48 million in the first three months of 2013, primarily due to an increase in borrowings of $190 million and proceeds from issuance of common stock of $118 million (resulting from the exercise of stock options), which were partially offset by dividends paid of $179 million and repurchases of common stock of $96 million.  Cash and cash equivalents decreased $980 million during the first quarter of 2013.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2014, October 31, 2013 and January 31, 2013 was $2,932 million, $3,162 million and $2,528 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,627 million, $5,129 million and $5,048 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $575 million, $559 million and $572 million at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,509 million at January 31, 2014, $3,168 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2017, and $2,500 million, expiring in April 2018.  In February 2014, the Company revised its credit facility agreements, which extended the expiration dates to April 2018 and April 2019, respectively.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2014 was $9,520 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $17,680 million at January 31, 2014.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables decreased $41 million during the first three months of 2014.  These receivables decreased $210 million, compared to a year ago, primarily due to the deconsolidation of Landscapes (see Note 18) and currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 11 percent at January 31, 2014, compared to 11 percent at October 31, 2013 and 12 percent at January 31, 2013.  Agriculture and turf trade receivables decreased $172 million and construction and forestry receivables decreased $38 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at January 31, 2014, 1 percent at October 31, 2013 and 2 percent at January 31, 2013.

Deere & Company stockholders’ equity was $10,256 million at January 31, 2014, compared with $10,266 million at October 31, 2013 and $7,484 million at January 31, 2013.  The decrease of $10 million during the first quarter of 2014 resulted primarily from an increase in treasury stock of $432 million, a change in cumulative translation adjustment of $168 million and dividends declared of $190 million, which were partially offset by net income attributable to Deere & Company of $681 million, a change in the retirement benefits adjustment of $50 million and an increase in common stock of $47 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2014 was $718 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions, a reduction in trade receivables and a change in accrued income taxes payable/receivable.

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

Trade receivables held by the equipment operations decreased $214 million during the first three months and decreased $182 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $620 million during the first three months, primarily due to a seasonal increase.  Inventories decreased $688 million, compared to a year ago, primarily due to the deconsolidation of Landscapes operations (see Note 18) and currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 27 percent at January 31, 2014, compared to 25 percent at October 31, 2013 and 30 percent at January 31, 2013.

Total interest-bearing debt of the equipment operations was $6,588 million at January 31, 2014, compared with $5,951 million at the end of fiscal year 2013 and $6,592 million at January 31, 2013.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 39 percent, 37 percent and 47 percent at January 31, 2014, October 31, 2013 and January 31, 2013, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2014 were $251 million, compared with $293 million in the first quarter last year.  Capital expenditures for the equipment operations in 2014 are estimated to be approximately $1,200 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first quarter of 2014, the cash provided by operating and investing activities was used for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $268 million in the current quarter.  Cash provided by investing activities totaled $135 million in the first three months of 2014 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $348 million, partially offset by an increase in trade and wholesale receivables of $149 million and other miscellaneous investing activities of $48 million.  Cash used for financing activities totaled $339 million, resulting primarily from a decrease in external borrowings of $289 million and a decrease in borrowings from Deere & Company of $79 million.  Cash and cash equivalents increased $48 million in the current quarter.

During the first quarter of 2013, the cash provided by operating activities was used for investing and financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $207 million in the quarter.  Cash used for investing activities totaled $4 million in the first three months of 2013 primarily due to an increase in trade and wholesale receivables of $325 million, other miscellaneous investing activities of $36 million and purchases exceeding maturities and sales of marketable securities by $10 million, mostly offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $367 million.  Cash used for financing activities totaled $445 million, resulting primarily from a decrease in external borrowings of $544 million and dividends paid to Deere & Company of $30 million, partially offset by an increase in borrowings from Deere & Company of $96 million.  Cash and cash equivalents decreased $249 million in the first quarter of 2013.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2014, total receivables and leases decreased $899 million, primarily due to seasonal payments on revolving charge accounts.  In the past 12 months, receivables and leases increased $4,176 million.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 8 percent higher in the first three months of 2014, compared with the same period last year, as volumes of operating leases, retail notes and financing leases were higher, while volumes of revolving charge accounts and operating loans were lower.  The amount of total trade receivables and wholesale notes also increased, compared to October 31, 2013 and was approximately the same as at January 31, 2013.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $35,653 million at January 31, 2014, compared with $36,559 million at October 31, 2013 and $31,519 million at January 31, 2013.  At January 31, 2014, the unpaid balance of all receivables administered but not owned was $75 million, compared with $120 million at October 31, 2013 and $118 million at January 31, 2013.

Total external interest-bearing debt of the financial services operations was $27,826 million at January 31, 2014, compared with $28,524 million at the end of fiscal year 2013 and $25,954 million at January 31, 2013.  Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.0 to 1 at January 31, 2014, compared with 7.3 to 1 at October 31, 2013 and 6.8 to 1 at January 31, 2013.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  During November 2013, the agreement was renewed for the same total capacity, or “financing limit,” of $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2014, $1,332 million of secured short-term borrowings was outstanding under the agreement.

In the first three months of 2014, the financial services operations retired $618 million of retail note securitization borrowings.  In addition, during the first three months of 2014, the financial services operations issued $2,235 million and retired $1,084 million of long-term borrowings, which were primarily medium-term notes.

Dividend and Other Events

The Company’s Board of Directors at its meeting on February 26, 2014 declared a quarterly dividend of $.51 per share payable May 1, 2014 to stockholders of record on March 31, 2014.

In February 2014, the Company’s financial services operations issued medium-term notes with $550 million due in February 2016, $400 million due in March 2019 and $500 million due in March 2021.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.       CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of January 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the 1934 Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2014 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	1,562	$ 82.57	1,562	9.6

Dec 1 to Dec 31	1,417	88.21	1,374	101.3

Jan 1 to Jan 31	2,503	89.24	2,503	98.7

Total	5,482		5,439

(1)                During the first quarter of 2014, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  In December 2013, the Company announced an additional share repurchase plan authorizing the purchase of up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under these plans was based on the end of the first quarter closing share price of $85.96 per share.  At the end of the first quarter of 2014, $8,484 million of common stock remain to be purchased under the plans.

(2)                In December 2013, approximately 43 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards.  All the shares were valued at the weighted-average market price of $85.39.

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

DEERE & COMPANY

Date:	February 27, 2014	By:	/s/ R. Kalathur
R. Kalathur
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 8-K of registrant dated December 8, 2011*)

4	Not applicable

10.1

2018 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 24, 2014.

10.2

2019 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 24, 2014.

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