Form 10-Q
period 2014-04-30
DEERE & CO
filed 2014-05-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large Accelerated Filer	X	Accelerated Filer	_____

Non-Accelerated Filer	_____	Smaller Reporting Company	_____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No      X

At April 30, 2014, 363,792,961 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 53

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2014 and 2013
(In millions of dollars and shares except per share amounts) Unaudited

	2014	2013
Net Sales and Revenues
Net sales	$9,246.2	$10,265.0
Finance and interest income	544.1	512.2
Other income	157.6	136.3
Total	9,947.9	10,913.5

Costs and Expenses
Cost of sales	6,871.8	7,482.2
Research and development expenses	354.1	376.8
Selling, administrative and general expenses	846.5	956.3
Interest expense	165.8	191.0
Other operating expenses	245.9	163.4
Total	8,484.1	9,169.7

Income of Consolidated Group before Income Taxes	1,463.8	1,743.8
Provision for income taxes	479.0	666.4
Income of Consolidated Group	984.8	1,077.4
Equity in income (loss) of unconsolidated affiliates	(3.6)	6.9
Net Income	981.2	1,084.3
Less: Net income attributable to noncontrolling interests	.5	.1
Net Income Attributable to Deere & Company	$980.7	$1,084.2

Per Share Data
Basic	$2.67	$2.79
Diluted	$2.65	$2.76

Average Shares Outstanding
Basic	366.6	389.2
Diluted	369.8	393.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 30, 2014 and 2013
(In millions of dollars) Unaudited

	2014	2013

Net Income	$981.2	$1,084.3

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	37.6	81.0
Cumulative translation adjustment	106.5	(59.8)
Unrealized gain (loss) on derivatives	(.6)	2.0
Unrealized gain on investments	2.4	2.3
Other Comprehensive Income (Loss), Net of Income Taxes	145.9	25.5

Comprehensive Income of Consolidated Group	1,127.1	1,109.8
Less: Comprehensive income attributable to noncontrolling interests	.5	.1
Comprehensive Income Attributable to Deere & Company	$1,126.6	$1,109.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2014 and 2013
(In millions of dollars and shares except per share amounts) Unaudited

	2014	2013
Net Sales and Revenues
Net sales	$16,194.8	$17,057.9
Finance and interest income	1,075.6	1,013.2
Other income	331.6	263.9
Total	17,602.0	18,335.0

Costs and Expenses
Cost of sales	12,067.3	12,497.0
Research and development expenses	677.8	733.3
Selling, administrative and general expenses	1,612.5	1,737.9
Interest expense	337.5	371.1
Other operating expenses	478.2	305.8
Total	15,173.3	15,645.1

Income of Consolidated Group before Income Taxes	2,428.7	2,689.9
Provision for income taxes	759.6	955.3
Income of Consolidated Group	1,669.1	1,734.6
Equity in loss of unconsolidated affiliates	(6.6)	(.6)
Net Income	1,662.5	1,734.0
Less: Net income attributable to noncontrolling interests	.7	.1
Net Income Attributable to Deere & Company	$1,661.8	$1,733.9

Per Share Data
Basic	$4.50	$4.46
Diluted	$4.46	$4.41

Average Shares Outstanding
Basic	369.2	388.7
Diluted	372.6	393.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 30, 2014 and 2013
(In millions of dollars) Unaudited

	2014	2013

Net Income	$1,662.5	$1,734.0

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	87.7	151.1
Cumulative translation adjustment	(61.5)	(39.6)
Unrealized gain on derivatives	2.3	5.8
Unrealized gain on investments	1.1	.2
Other Comprehensive Income (Loss), Net of Income Taxes	29.6	117.5

Comprehensive Income of Consolidated Group	1,692.1	1,851.5
Less: Comprehensive income attributable to noncontrolling interests	.7	.1
Comprehensive Income Attributable to Deere & Company	$1,691.4	$1,851.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2014	2013	2013
Assets
Cash and cash equivalents	$3,078.5	$3,504.0	$3,651.4
Marketable securities	1,571.7	1,624.8	1,399.0
Receivables from unconsolidated affiliates	38.3	31.2	52.4
Trade accounts and notes receivable - net	5,119.7	3,758.2	5,398.9
Financing receivables - net	25,496.1	25,632.7	22,744.9
Financing receivables securitized - net	4,345.4	4,153.1	3,788.3
Other receivables	1,194.2	1,464.0	1,149.9
Equipment on operating leases - net	3,203.8	3,152.2	2,575.5
Inventories	5,849.6	4,934.7	6,173.0
Property and equipment - net	5,373.1	5,466.9	5,114.0
Investments in unconsolidated affiliates	308.5	221.4	230.0
Goodwill	839.6	844.8	922.9
Other intangible assets - net	71.2	77.1	93.8
Retirement benefits	580.7	551.1	35.8
Deferred income taxes	2,458.1	2,325.4	3,373.2
Other assets	1,249.2	1,274.7	1,452.1
Assets held for sale	84.7	505.0
Total Assets	$60,862.4	$59,521.3	$58,155.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,763.0	$8,788.9	$8,414.0
Short-term securitization borrowings	4,329.5	4,109.1	3,788.4
Payables to unconsolidated affiliates	134.5	106.9	143.3
Accounts payable and accrued expenses	8,150.3	8,973.6	8,132.8
Deferred income taxes	162.0	160.3	158.6
Long-term borrowings	23,166.9	21,577.7	21,752.9
Retirement benefits and other liabilities	5,438.8	5,416.7	7,498.3
Liabilities held for sale	49.8	120.4
Total liabilities	50,194.8	49,253.6	49,888.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2014 – 536,431,204)	3,621.6	3,524.2	3,474.4
Common stock in treasury	(11,224.1)	(10,210.9)	(8,987.0)
Retained earnings	20,931.3	19,645.6	18,231.5
Accumulated other comprehensive income (loss)	(2,663.5)	(2,693.1)	(4,454.0)
Total Deere & Company stockholders’ equity	10,665.3	10,265.8	8,264.9
Noncontrolling interests	2.3	1.9	1.9
Total stockholders’ equity	10,667.6	10,267.7	8,266.8
Total Liabilities and Stockholders’ Equity	$60,862.4	$59,521.3	$58,155.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2014 and 2013
(In millions of dollars) Unaudited

	2014	2013

Cash Flows from Operating Activities
Net income	$1,662.5	$1,734.0
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	9.8	8.5
Provision for depreciation and amortization	630.3	554.4
Impairment charges	62.3
Share-based compensation expense	44.7	45.0
Undistributed earnings of unconsolidated affiliates	7.9	9.1
Credit for deferred income taxes	(138.0)	(103.8)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,692.8)	(2,030.0)
Insurance receivables	175.4	462.0
Inventories	(1,268.2)	(1,235.1)
Accounts payable and accrued expenses	(578.7)	(665.0)
Accrued income taxes payable/receivable	86.8	97.4
Retirement benefits	138.0	16.8
Other	28.1	(49.7)
Net cash used for operating activities	(831.9)	(1,156.4)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,344.7	7,780.6
Proceeds from maturities and sales of marketable securities	611.3	528.0
Proceeds from sales of equipment on operating leases	570.9	506.4
Proceeds from sales of businesses, net of cash sold	307.2
Cost of receivables acquired (excluding receivables related to sales)	(8,409.3)	(8,224.1)
Purchases of marketable securities	(562.8)	(460.4)
Purchases of property and equipment	(426.2)	(503.6)
Cost of equipment on operating leases acquired	(618.1)	(518.7)
Other	(85.1)	(87.0)
Net cash used for investing activities	(267.4)	(978.8)

Cash Flows from Financing Activities
Increase in total short-term borrowings	956.7	1,341.6
Proceeds from long-term borrowings	4,253.8	2,470.5
Payments of long-term borrowings	(3,135.5)	(2,175.1)
Proceeds from issuance of common stock	108.7	149.7
Repurchases of common stock	(1,093.4)	(288.0)
Dividends paid	(382.3)	(357.6)
Excess tax benefits from share-based compensation	24.2	43.1
Other	(32.9)	(33.0)
Net cash provided by financing activities	699.3	1,151.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25.5)	(16.8)

Net Decrease in Cash and Cash Equivalents	(425.5)	(1,000.8)
Cash and Cash Equivalents at Beginning of Period	3,504.0	4,652.2
Cash and Cash Equivalents at End of Period	$3,078.5	$3,651.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2013 and 2014

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income	1,734.0			1,733.9		.1
Other comprehensive income (loss)	117.5				117.5
Repurchases of common stock	(288.0)		(288.0)
Treasury shares reissued	114.8		114.8
Dividends declared	(385.0)			(377.5)		(7.5)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	122.1	122.2		(.1)
Balance April 30, 2013	$8,266.8	$3,474.4	$(8,987.0)	$18,231.5	$(4,454.0)	$1.9

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	1,662.5			1,661.8		.7
Other comprehensive income (loss)	29.6				29.6
Repurchases of common stock	(1,093.4)		(1,093.4)
Treasury shares reissued	80.2		80.2
Dividends declared	(376.4)			(376.1)		(.3)
Stock options and other	97.4	97.4
Balance April 30, 2014	$10,667.6	$3,621.6	$(11,224.1)	$20,931.3	$(2,663.5)	$2.3

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $272 million and $219 million in the first six months of 2014 and 2013, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $44 million and $128 million at April 30, 2014 and 2013, respectively.

(3)              New accounting standards adopted in the first six months of 2014 were as follows:

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment.  This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation.  Early adoption is permitted for items that have not been reported as disposals or as held for sale in previously issued financial statements.  The Company early adopted this standard in the second quarter of 2014.  As a result, disposals that did not or will not meet the criteria for reporting in discontinued operations are presented in continuing operations.

A new accounting standard to be adopted is as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

(4)               The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)

Balance October 31, 2013	$ (2,809)	$ 113	$ (3)	$ 6	$ (2,693)
Other comprehensive income (loss) items before reclassification	12	(62)	(7)	1	(56)
Amounts reclassified from accumulated other comprehensive income	76		9		85
Net current period other comprehensive income (loss)	88	(62)	2	1	29
Balance April 30, 2014	$ (2,721)	$ 51	$ (1)	$ 7	$ (2,664)

The details about reclassifications of gains (losses) out of accumulated other comprehensive income (loss) in millions of dollars follows:

	Three Months Ended April 30, 2014	Six Months Ended April 30, 2014

Loss on derivatives
Interest rate contracts – Interest expense	$ (3)	$ (8)
Foreign exchange contracts – Other expense	(1)	(6)
Total	(4)	(14)
Tax credit	1	5
After-tax amount	(3)	(9)

Amortization of retirement benefit adjustments *
Pensions
Actuarial losses	(43)	(86)
Prior service costs	(6)	(12)
Settlements/curtailments	(4)	(6)
Health care and life insurance
Actuarial losses	(8)	(17)
Prior service credit	1	2
Total	(60)	(119)
Tax credit	22	43
After-tax amount	(38)	(76)

Total after-tax reclassifications for the period	$ (41)	$ (85)

*                These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

The items included in other comprehensive income (loss) and the related tax effects in millions of dollars follow:

Three Months Ended April 30, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$60.2	$(22.6)	$37.6
Cumulative translation adjustment	106.7	(.2)	106.5
Net unrealized loss on derivatives	(.9)	.3	(.6)
Net unrealized gain on investments	3.7	(1.3)	2.4
Total other comprehensive income (loss)	$169.7	$(23.8)	$145.9

Three Months Ended April 30, 2013
Net unrealized gain on retirement benefits adjustment	$126.8	$(45.8)	$81.0
Cumulative translation adjustment	(58.3)	(1.5)	(59.8)
Net unrealized gain on derivatives	2.9	(.9)	2.0
Net unrealized gain on investments	3.6	(1.3)	2.3
Total other comprehensive income (loss)	$75.0	$(49.5)	$25.5

In the second quarter of 2014 and 2013, the noncontrolling interests’ comprehensive income was $.5 million and $.1 million, respectively, which consisted of net income of $.5 million in 2014 and $.1 million in 2013.

Six Months Ended April 30, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Net unrealized gain on retirement benefits adjustment	$138.0	$(50.3)	$87.7
Cumulative translation adjustment	(62.6)	1.1	(61.5)
Net unrealized gain on derivatives	3.6	(1.3)	2.3
Net unrealized gain on investments	1.6	(.5)	1.1
Total other comprehensive income (loss)	$80.6	$(51.0)	$29.6

Six Months Ended April 30, 2013
Net unrealized gain on retirement benefits adjustment	$239.0	$(87.9)	$151.1
Cumulative translation adjustment	(45.2)	5.6	(39.6)
Net unrealized gain on derivatives	8.7	(2.9)	5.8
Net unrealized gain on investments	.2		.2
Total other comprehensive income (loss)	$202.7	$(85.2)	$117.5

In the first six months of 2014 and 2013, the noncontrolling interests’ comprehensive income was $.7 million and $.1 million, respectively, which consisted of net income of $.7 million in 2014 and $.1 million in 2013.

(5)    Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013

Dividends declared	$.51	$.51	$1.02	$.97
Dividends paid	$.51	$.46	$1.02	$.92

(6)    A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013
Net income attributable to Deere & Company	$980.7	$1,084.2	$1,661.8	$1,733.9
Less income allocable to participating securities	.4	.3	.6	.4
Income allocable to common stock	$980.3	$1,083.9	$1,661.2	$1,733.5
Average shares outstanding	366.6	389.2	369.2	388.7
Basic per share	$2.67	$2.79	$4.50	$4.46

Average shares outstanding	366.6	389.2	369.2	388.7
Effect of dilutive share-based compensation	3.2	3.9	3.4	4.3
Total potential shares outstanding	369.8	393.1	372.6	393.0
Diluted per share	$2.65	$2.76	$4.46	$4.41

During the second quarter and first six months of 2014 and 2013, 2.4 million shares and 2.5 million shares, respectively, in both periods were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)                The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013
Service cost	$62	$69	$123	$136
Interest cost	120	112	239	222
Expected return on plan assets	(193)	(196)	(386)	(390)
Amortization of actuarial loss	43	63	86	128
Amortization of prior service cost	6	8	12	16
Settlements/curtailments	4	1	6	1
Net cost	$42	$57	$80	$113

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013
Service cost	$11	$15	$22	$29
Interest cost	65	63	131	127
Expected return on plan assets	(17)	(21)	(35)	(42)
Amortization of actuarial loss	8	34	17	70
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net cost	$66	$90	$133	$182

During the first six months of 2014, the Company contributed approximately $47 million to its pension plans and $18 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $43 million to its pension plans and $9 million to its other postretirement benefit plans during the remainder of fiscal year 2014.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)                The Company’s unrecognized tax benefits at April 30, 2014 were $279 million, compared to $272 million at October 31, 2013.  The liability at April 30, 2014 consisted of approximately $55 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes to the unrecognized tax benefits for the first six months of 2014 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)              Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2014	2013	% Change	2014	2013	% Change
Net sales and revenues:
Agriculture and turf	$7,646	$8,691	-12	$13,242	$14,182	-7
Construction and forestry	1,600	1,574	+2	2,953	2,876	+3
Total net sales	9,246	10,265	-10	16,195	17,058	-5
Financial services	572	536	+7	1,159	1,063	+9
Other revenues	130	113	+15	248	214	+16
Total net sales and revenues	$9,948	$10,914	-9	$17,602	$18,335	-4

Operating profit: *
Agriculture and turf	$1,229	$1,582	-22	$2,026	$2,347	-14
Construction and forestry	132	81	+63	226	153	+48
Financial services	229	198	+16	411	395	+4
Total operating profit	1,590	1,861	-15	2,663	2,895	-8
Reconciling items **	(130)	(111)	+17	(241)	(206)	+17
Income taxes	(479)	(666)	-28	(760)	(955)	-20
Net income attributable to Deere & Company	$981	$1,084	-10	$1,662	$1,734	-4

Intersegment sales and revenues:
Agriculture and turf net sales	$23	$17	+35	$42	$36	+17
Construction and forestry net sales				1	1
Financial services	59	58	+2	105	104	+1

Equipment operations outside the U.S. and Canada:
Net sales	$3,672	$3,920	-6	$6,280	$6,491	-3
Operating profit	341	367	-7	552	508	+9

				April 30 2014	October 31 2013

Identifiable assets:
Agriculture and turf				$11,161	$10,799	+3
Construction and forestry				3,527	3,461	+2
Financial services				41,027	38,646	+6
Corporate				5,147	6,615	-22
Total assets				$60,862	$59,521	+2

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$89	$31	$28	$148
Construction and forestry	57	19	12	88
Other:
Agriculture and turf	24	13	17	54
Construction and forestry	15	5	3	23
Total	$185	$68	$60	$313

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$148	$102	$19,027	$19,277
Construction and forestry	88	14	2,113	2,215
Other:
Agriculture and turf	54	17	7,335	7,406
Construction and forestry	23	4	1,088	1,115
Total	$313	$137	$29,563	30,013
Less allowance for credit losses				171
Total financing receivables - net				$29,842

	October 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$75	$26	$20	$121
Construction and forestry	39	14	9	62
Other:
Agriculture and turf	28	9	5	42
Construction and forestry	12	4	3	19
Total	$154	$53	$37	$244

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$121	$102	$18,942	$19,165
Construction and forestry	62	12	1,921	1,995
Other:
Agriculture and turf	42	13	7,613	7,668
Construction and forestry	19	3	1,109	1,131
Total	$244	$130	$29,585	29,959
Less allowance for credit losses				173
Total financing receivables - net				$29,786

	April 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$60	$25	$19	$104
Construction and forestry	44	17	5	66
Other:
Agriculture and turf	22	10	7	39
Construction and forestry	8	4	4	16
Total	$134	$56	$35	$225

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$104	$106	$16,973	$17,183
Construction and forestry	66	11	1,666	1,743
Other:
Agriculture and turf	39	10	6,543	6,592
Construction and forestry	16	4	1,171	1,191
Total	$225	$131	$26,353	26,709
Less allowance for credit losses				176
Total financing receivables - net				$26,533

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended
	April 30, 2014
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$97	$40	$30	$167
Provision (credit)	7	2	(4)	5
Write-offs	(5)	(6)		(11)
Recoveries	2	4		6
Translation adjustments	4			4
End of period balance	$105	$40	$26	$171

	Six Months Ended
	April 30, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision (credit)	8	3	(4)	7
Write-offs	(8)	(11)		(19)
Recoveries	4	7		11
Translation adjustments			(1)	(1)
End of period balance *	$105	$40	$26	$171

Financing receivables:
End of period balance	$21,492	$2,215	$6,306	$30,013
Balance individually evaluated	$21	$3	$11	$35

*                         Individual allowances were not significant.

	Three Months Ended
	April 30, 2013
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$108	$40	$27	$175
Provision (credit)	(3)	1	4	2
Write-offs	(3)	(4)	(1)	(8)
Recoveries	3	4		7
End of period balance	$105	$41	$30	$176

	Six Months Ended
	April 30, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision (credit)	(3)	1	4	2
Write-offs	(7)	(9)	(1)	(17)
Recoveries	5	9		14
End of period balance *	$105	$41	$30	$176

Financing receivables:
End of period balance	$18,926	$2,250	$5,533	$26,709
Balance individually evaluated	$17		$39	$56

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment

April 30, 2014 *
Receivables with specific allowance ****	$10	$10	$2	$11
Receivables without a specific allowance ***	6	6		7
Total	$16	$16	$2	$18
Agriculture and turf	$14	$14	$2	$16
Construction and forestry	$2	$2		$2

October 31, 2013 *
Receivables with specific allowance **	$18	$18	$4	$19
Receivables without a specific allowance ***	8	8		8
Total	$26	$26	$4	$27
Agriculture and turf	$23	$23	$4	$24
Construction and forestry	$3	$3		$3

April 30, 2013 *
Receivables with specific allowance **	$19	$19	$4	$20
Receivables without a specific allowance ***	9	9		9
Total	$28	$28	$4	$29
Agriculture and turf	$24	$24	$4	$25
Construction and forestry	$4	$4		$4

*	Finance income recognized was not material.
**	Primarily operating loans and retail notes.
***	Primarily retail notes.
****	Primarily operating loans.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first six months of 2014, the Company identified 20 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $1.0 million pre-modification and $.8 million post-modification.  During the first six months of 2013, there were 67 financing receivable contracts, primarily retail notes, with $15.0 million pre-modification and $14.4 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At April 30, 2014, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,843 million, $2,626 million and $2,466 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,777 million, $2,547 million and $2,406 million at April 30, 2014, October 31, 2013 and April 30, 2013 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $350 million, $353 million and $307 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $337 million, $338 million and $300 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,267 million, $1,274 million and $1,111 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,217 million, $1,225 million and $1,083 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2014
Carrying value of liabilities	$ 1,217
Maximum exposure to loss	1,267

The total assets of unconsolidated VIEs related to securitizations were approximately $44 billion at April 30, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2014	October 31 2013	April 30 2013
Financing receivables securitized (retail notes)	$4,355	$4,167	$3,800
Allowance for credit losses	(10)	(14)	(12)
Other assets	115	100	96
Total restricted securitized assets	$4,460	$4,253	$3,884

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2014	October 31 2013	April 30 2013
Short-term securitization borrowings	$4,330	$4,109	$3,788
Accrued interest on borrowings	1	1	1
Total liabilities related to restricted securitized assets	$4,331	$4,110	$3,789

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2014, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2014	October 31 2013	April 30 2013
Raw materials and supplies	$2,024	$1,954	$2,006
Work-in-process	956	753	726
Finished goods and parts	4,389	3,757	4,789
Total FIFO value	7,369	6,464	7,521
Less adjustment to LIFO value	1,519	1,529	1,348
Inventories	$5,850	$4,935	$6,173

(13)   The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill-net	337	584	921

Translation adjustments		2	2

Balance April 30, 2013:
Goodwill	686	586	1,272
Less accumulated impairment losses	349		349
Goodwill-net	$337	$586	$923

Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses *	60		60
Goodwill-net	242	603	845

Reclassification to assets held for sale	(60)		(60)
Translation adjustments and other	1	(6)	(5)

Balance April 30, 2014:
Goodwill	243	597	840
Less accumulated impairment losses **
Goodwill-net	$243	$597	$840

*                     Accumulated impairment losses were reduced by $289 million related to Landscapes reclassification to held for sale (see Note 18).

**             Accumulated impairment losses were reduced by $60 million related to the Water operations reclassification to held for sale (see Note 19).

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30	October 31	April 30
	(Years)	2014	2013	2013
Amortized intangible assets:
Customer lists and relationships	15	$20	$20	$99
Technology, patents, trademarks and other	18	87	88	110
Total at cost		107	108	209
Less accumulated amortization **		40	35	119
Total		67	73	90
Unamortized intangible assets:
Licenses		4	4	4
Other intangible assets-net		$71	$77	$94

*                     Weighted-averages

**             Accumulated amortization at April 30, 2014 and 2013 for customer lists and relationships totaled $8 million and $66 million and technology, patents, trademarks and other totaled $32 million and $53 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2014 was $3 million and $5 million and for 2013 was $5 million and $12 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2014 - $5, 2015 - $10, 2016 - $9, 2017 - $9 and 2018 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $378 million and $325 million at April 30, 2014 and 2013, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013

Beginning of period balance	$1,172	$1,091	$1,164	$1,025
Payments	(177)	(158)	(366)	(323)
Amortization of premiums received	(32)	(29)	(59)	(57)
Accruals for warranties	182	204	366	415
Premiums received	49	47	95	91
Foreign exchange	2	(3)	(4)	1
End of period balance	$1,196	$1,152	$1,196	$1,152

At April 30, 2014, the Company had approximately $307 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2014, the Company had an accrued liability of approximately $8 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2014 was approximately six years.

At April 30, 2014, the Company had commitments of approximately $312 million for the construction and acquisition of property and equipment.  Also, at April 30, 2014, the Company had restricted assets of $72 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at April 30, 2014, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at April 30, 2014.

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

(15)   The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2014		October 31, 2013		April 30, 2013
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *

Financing receivables - net	$25,496	$25,383	$25,633	$25,572	$22,745	$22,796
Financing receivables securitized - net	4,345	4,308	4,153	4,124	3,788	3,785
Short-term securitization borrowings	4,330	4,333	4,109	4,113	3,788	3,794

Long-term borrowings due within one year:
Equipment operations	$130	$128	$821	$837	$911	$939
Financial services	4,391	4,405	4,408	4,441	5,008	5,065
Total	$4,521	$4,533	$5,229	$5,278	$5,919	$6,004

Long-term borrowings:
Equipment operations	$4,817	$5,181	$4,871	$5,141	$4,925	$5,626
Financial services	18,350	18,548	16,707	16,887	16,828	17,029
Total	$23,167	$23,729	$21,578	$22,028	$21,753	$22,655

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2014*	2013*	2013*
Marketable securities
Equity fund	$30	$20	$3
Fixed income fund	10
U.S. government debt securities	1,213	1,312	1,102
Municipal debt securities	35	36	38
Corporate debt securities	155	138	130
Mortgage-backed securities **	129	119	126
Total marketable securities	1,572	1,625	1,399
Other assets
Derivatives:
Interest rate contracts	296	347	589
Foreign exchange contracts	20	32	25
Cross-currency interest rate contracts	16	15	5
Total assets ***	$1,904	$2,019	$2,018
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$136	$120	$66
Foreign exchange contracts	33	42	36
Cross-currency interest rate contracts		17	54
Total liabilities	$169	$179	$156

*                         All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,144 million, $1,247 million and $1,041 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively, the equity fund of $30 million, $20 million and $3 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively, and the fixed income fund of $10 million at April 30, 2014.  There were no transfers between Level 1 and Level 2 during the first six months of 2014 or 2013.

**                 Primarily issued by U.S. government sponsored enterprises.

***         Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 30, 2014 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$ 1,123	$ 1,123
Due after one through five years	83	87
Due after five through 10 years	134	136
Due after 10 years	55	57
Mortgage-backed securities	131	129
Debt securities	$ 1,526	$ 1,532

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	April 30	October 31	April 30	April 30		April 30
	2014	2013	2013	2014	2013	2014	2013

Property and equipment – net		$ 36				$ 26

Assets held for sale – Water operations **	$ 91			$ 36		$ 36

*           See financing receivables with specific allowances in Note 10.  Losses were not significant.

**   Does not include cost to sell.  See Note 19.

The property and equipment fair value measurement and impairment loss shown above were the result of changes in circumstances that indicate it was probable the future cash flows would not cover the carrying amounts of certain long-lived assets.  The non-cash charge of $26 million pretax and after-tax was recognized in the first quarter of 2014 in cost of sales.  The impairment was associated with the Company’s John Deere Water operations, which were included in the agriculture and turf operating segment.  The first quarter loss was due to a review of strategic options for the business.

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

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities – The portfolio of investments is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.  Funds are primarily valued using the fund’s net asset value, based on the fair value of the underlying securities.

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

Assets Held for Sale – Water Operations – The impairment of the disposal group is measured at the lower of the carrying amount, or fair value less cost to sell.  Fair value is based on the probable sale price.  The inputs include estimates of the final sale price.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2014, October 31, 2013 and April 30, 2013 were $3,400 million, $3,100 million and $3,350 million, respectively.  The notional amounts of cross-currency interest rate contracts at April 30, 2014, October 31, 2013 and April 30, 2013 were $70 million, $816 million and $816 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2014 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 53 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2014, October 31, 2013 and April 30, 2013 were $8,593 million, $7,380 million and $8,904 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were a gain of $1 million and none during the second quarter of 2014 and 2013 and was a loss of $1 million and a gain of $2 million during the first six months of 2014 and 2013, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2014	2013	2014	2013
Interest rate contracts *	$ (12)	$ 70	$ (81)	$ (3)
Borrowings **	13	(70)	80	5

*                     Includes changes in fair values of interest rate contracts excluding net accrued interest income of $41 million and $41 million during the second quarter of 2014 and 2013 and $77 million and $79 million during the first six months of 2014 and 2013, respectively.

**             Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $66 million and $68 million during the second quarter of 2014 and 2013 and $125 million and $135 million during the first six months of 2014 and 2013, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2014, October 31, 2013 and April 30, 2013 were $5,949 million, $5,627 million and $5,050 million, the foreign exchange contracts were $3,731 million, $3,800 million and $4,495 million and the cross-currency interest rate contracts were $88 million, $85 million and $79 million, respectively.  At April 30, 2014, October 31, 2013 and April 30, 2013, there were also $1,597 million, $1,641 million and $1,434 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	April 30 2014	October 31 2013	April 30 2013
Designated as hedging instruments:
Interest rate contracts	$247	$295	$525
Cross-currency interest rate contracts	14	14	5
Total designated	261	309	530

Not designated as hedging instruments:
Interest rate contracts	49	52	64
Foreign exchange contracts	20	32	25
Cross-currency interest rate contracts	2	1
Total not designated	71	85	89
Total derivatives	$332	$394	$619

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$92	$71	$8
Cross-currency interest rate contracts		16	49
Total designated	92	87	57

Not designated as hedging instruments:
Interest rate contracts	44	49	58
Foreign exchange contracts	33	42	36
Cross-currency interest rate contracts		1	5
Total not designated	77	92	99
Total derivatives	$169	$179	$156

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2014	2013	2014	2013
Fair Value Hedges:
Interest rate contracts	Interest	$29	$111	$(4)	$76

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(6)	(5)	(8)
Foreign exchange contracts	OCI (pretax) *	(3)	(10)	(5)	12

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(6)	(8)	(11)
Foreign exchange contracts	Other *	(1)	(13)	(6)	6

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$2	$(5)	$4	$(4)
Foreign exchange contracts	Cost of sales	(26)	(7)	30	(7)
Foreign exchange contracts	Other *	(76)	52	11	1
Total not designated		$(100)	$40	$45	$(10)

*                                   Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**                           The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 30, 2014, October 31, 2013 and April 30, 2013, was $112 million, $91 million and $32 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector.  The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty, the credit default swap spread of the counterparty and other financial commitments and exposures between the Company and the counterparty banks.  All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation.  Some of these agreements include credit support provisions.  Each master agreement permits the net settlement of amounts owed in the event of default or termination.

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

April 30, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$332	$(95)	$(5)	$232
Liabilities	169	(95)		74

October 31, 2013	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$394	$(120)	$(8)	$266
Liabilities	179	(120)		59

April 30, 2013	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$619	$(89)	$(78)	$452
Liabilities	156	(89)		67

(17)   In December 2013, the Company granted stock options to employees for the purchase of 2.4 million shares of common stock at an exercise price of $87.46 per share and a binomial lattice model fair value of $24.74 per share at the grant date.  At April 30, 2014, options for 15.8 million shares were outstanding with a weighted-average exercise price of $70.65 per share.  The Company also granted 233 thousand restricted stock units to employees and non-employee directors in the first six months of 2014, of which 99 thousand are subject to service based only conditions, 67 thousand are subject to performance/service based conditions and 67 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $87.31 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.53 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $116.86 per unit based on a lattice valuation model excluding dividends.  At April 30, 2014, the Company was authorized to grant an additional 7.1 million shares related to stock option and restricted stock awards.

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

(19)   In February 2014, the Company entered into an agreement to sell the stock and certain assets of the entities that compose the Company’s Water operations to FIMI Opportunity Funds.  In the second quarter of 2014, the Company recorded a non-cash charge in other operating expenses of $36 million pretax or $4 million after-tax for an impairment to write the Water operations down to fair value less costs to sell.  The tax benefits recognized from the probable sale resulted primarily from a change in valuation allowances of the Water operations.  These operations are reflected as assets and liabilities held for sale and were included in the Company’s agriculture and turf segment.  The sale is a result of the Company’s intention to invest its resources in growing its core businesses.

The carrying amounts of the major classes of assets and liabilities of the Water operations that were classified as held for sale on the consolidated balance sheet in millions of dollars follow:

April 30 2014
Trade accounts and notes receivable – net	$57
Other receivables	10
Inventories	49
Other assets	5
Asset impairment	(36)
Total assets	$85

Accounts payable and accrued expenses	$47
Retirement benefits and other liabilities	3
Total liabilities	$50

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2014 and 2013
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Net Sales and Revenues
Net sales	$9,246.2	$10,265.0
Finance and interest income	18.6	20.6	$591.8	$555.6
Other income	149.9	130.1	38.5	38.9
Total	9,414.7	10,415.7	630.3	594.5

Costs and Expenses
Cost of sales	6,872.0	7,482.5
Research and development expenses	354.1	376.8
Selling, administrative and general expenses	719.2	836.9	129.5	122.3
Interest expense	80.1	73.4	97.9	127.4
Interest compensation to Financial Services	54.8	54.3
Other operating expenses	99.3	45.7	174.3	147.1
Total	8,179.5	8,869.6	401.7	396.8

Income of Consolidated Group before Income Taxes	1,235.2	1,546.1	228.6	197.7
Provision for income taxes	397.6	593.2	81.4	73.2
Income of Consolidated Group	837.6	952.9	147.2	124.5

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	147.7	125.0	.5	.5
Other	(4.1)	6.4
Total	143.6	131.4	.5	.5
Net Income	981.2	1,084.3	147.7	125.0
Less: Net income attributable to noncontrolling interests	.5	.1
Net Income Attributable to Deere & Company	$980.7	$1,084.2	$147.7	$125.0

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2014 and 2013
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Net Sales and Revenues
Net sales	$16,194.8	$17,057.9
Finance and interest income	35.8	38.1	$1,161.0	$1,089.5
Other income	300.3	260.2	102.9	76.9
Total	16,530.9	17,356.2	1,263.9	1,166.4

Costs and Expenses
Cost of sales	12,067.9	12,497.7
Research and development expenses	677.8	733.3
Selling, administrative and general expenses	1,362.3	1,509.8	255.4	233.9
Interest expense	155.4	143.0	205.7	246.7
Interest compensation to Financial Services	97.1	95.8
Other operating expenses	151.9	80.7	392.6	291.8
Total	14,512.4	15,060.3	853.7	772.4

Income of Consolidated Group before Income Taxes	2,018.5	2,295.9	410.2	394.0
Provision for income taxes	638.0	818.4	121.6	136.9
Income of Consolidated Group	1,380.5	1,477.5	288.6	257.1

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	289.9	257.9	1.3	.8
Other	(7.9)	(1.4)
Total	282.0	256.5	1.3	.8
Net Income	1,662.5	1,734.0	289.9	257.9
Less: Net income attributable to noncontrolling interests	.7	.1
Net Income Attributable to Deere & Company	$1,661.8	$1,733.9	$289.9	$257.9

*  Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30 2014	October 31 2013	April 30 2013	April 30 2014	October 31 2013	April 30 2013

Assets

Cash and cash equivalents	$1,874.9	$3,023.3	$3,145.8	$1,203.6	$480.8	$505.7
Marketable securities	1,105.6	1,207.2	1,003.6	466.1	417.6	395.4
Receivables from unconsolidated subsidiaries and affiliates	4,046.7	3,502.0	2,738.8
Trade accounts and notes receivable - net	969.9	1,061.8	1,430.4	5,264.6	3,555.9	5,056.6
Financing receivables - net	13.5	16.5	12.0	25,482.6	25,616.2	22,732.8
Financing receivables securitized - net				4,345.4	4,153.1	3,788.3
Other receivables	924.9	983.1	911.9	301.1	486.6	267.8
Equipment on operating leases - net				3,203.8	3,152.2	2,575.5
Inventories	5,849.6	4,934.7	6,173.0
Property and equipment - net	5,316.8	5,408.5	5,054.6	56.3	58.4	59.4
Investments in unconsolidated subsidiaries and affiliates	4,875.6	4,569.0	4,271.6	11.5	10.2	9.6
Goodwill	839.6	844.8	922.9
Other intangible assets - net	67.3	73.1	89.8	4.0	4.0	4.0
Retirement benefits	546.9	517.7	30.6	35.5	37.5	41.0
Deferred income taxes	2,683.4	2,575.4	3,590.0	68.8	51.3	48.3
Other assets	667.7	654.3	611.2	583.6	622.2	842.1
Assets held for sale	84.7	505.0
Total Assets	$29,867.1	$29,876.4	$29,986.2	$41,026.9	$38,646.0	$36,326.5

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,020.5	$1,080.4	$1,368.6	$7,742.5	$7,708.5	$7,045.4
Short-term securitization borrowings				4,329.5	4,109.1	3,788.4
Payables to unconsolidated subsidiaries and affiliates	134.5	106.9	143.3	4,008.4	3,470.8	2,686.4
Accounts payable and accrued expenses	7,728.4	7,990.9	7,728.0	1,570.6	1,849.8	1,523.9
Deferred income taxes	88.0	92.4	88.8	368.1	369.1	334.9
Long-term borrowings	4,816.7	4,870.9	4,925.2	18,350.2	16,706.8	16,827.7
Retirement benefits and other liabilities	5,361.6	5,346.8	7,465.5	79.0	74.1	68.6
Liabilities held for sale	49.8	120.4
Total liabilities	19,199.5	19,608.7	21,719.4	36,448.3	34,288.2	32,275.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2014 – 536,431,204)	3,621.6	3,524.2	3,474.4	1,999.4	1,956.3	1,882.1
Common stock in treasury	(11,224.1)	(10,210.9)	(8,987.0)
Retained earnings	20,931.3	19,645.6	18,231.5	2,537.2	2,337.3	2,070.2
Accumulated other comprehensive income (loss)	(2,663.5)	(2,693.1)	(4,454.0)	42.0	64.2	98.9
Total Deere & Company stockholders’ equity	10,665.3	10,265.8	8,264.9	4,578.6	4,357.8	4,051.2
Noncontrolling interests	2.3	1.9	1.9
Total stockholders’ equity	10,667.6	10,267.7	8,266.8	4,578.6	4,357.8	4,051.2
Total Liabilities and Stockholders’ Equity	$29,867.1	$29,876.4	$29,986.2	$41,026.9	$38,646.0	$36,326.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Six Months Ended April 30, 2014 and 2013

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Cash Flows from Operating Activities
Net income	$1,662.5	$1,734.0	$289.9	$257.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1.9	5.9	7.9	2.6
Provision for depreciation and amortization	397.7	366.5	271.2	236.0
Impairment charges	62.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	(190.8)	(102.0)	(1.3)	(.8)
Credit for deferred income taxes	(117.8)	(100.5)	(20.3)	(3.4)
Changes in assets and liabilities:
Trade receivables	(3.9)	(156.9)
Insurance receivables			175.4	462.0
Inventories	(995.9)	(1,016.4)
Accounts payable and accrued expenses	(123.3)	120.3	(200.0)	(511.2)
Accrued income taxes payable/receivable	77.5	104.5	9.3	(7.2)
Retirement benefits	130.5	5.9	7.5	10.9
Other	126.3	3.6	3.8	21.0
Net cash provided by operating activities	1,027.0	964.9	543.4	467.8

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			9,006.6	8,420.6
Proceeds from maturities and sales of marketable securities	600.0	500.6	11.3	27.4
Proceeds from sales of equipment on operating leases			570.9	506.4
Proceeds from sales of businesses, net of cash sold	307.2
Cost of receivables acquired (excluding trade and wholesale)			(9,120.5)	(8,962.2)
Purchases of marketable securities	(504.0)	(404.0)	(58.8)	(56.5)
Purchases of property and equipment	(425.2)	(501.9)	(1.0)	(1.8)
Cost of equipment on operating leases acquired			(986.0)	(814.3)
Increase in trade and wholesale receivables			(1,895.1)	(2,049.2)
Other	(89.2)	(98.9)	(39.1)	(35.5)
Net cash used for investing activities	(111.2)	(504.2)	(2,511.7)	(2,965.1)

Cash Flows from Financing Activities
Increase in total short-term borrowings	641.6	235.3	315.1	1,106.4
Change in intercompany receivables/payables	(612.0)	(1,188.7)	612.0	1,188.7
Proceeds from long-term borrowings	6.6	238.4	4,247.2	2,232.2
Payments of long-term borrowings	(737.3)	(35.6)	(2,398.1)	(2,139.5)
Proceeds from issuance of common stock	108.7	149.7
Repurchases of common stock	(1,093.4)	(288.0)
Dividends paid	(382.3)	(357.6)	(90.0)	(146.0)
Excess tax benefits from share-based compensation	24.2	43.1
Other	(11.0)	(21.1)	21.1	35.4
Net cash provided by (used for) financing activities	(2,054.9)	(1,224.5)	2,707.3	2,277.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.3)	1.7	(16.2)	(18.5)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,148.4)	(762.1)	722.8	(238.6)
Cash and Cash Equivalents at Beginning of Period	3,023.3	3,907.9	480.8	744.3
Cash and Cash Equivalents at End of Period	$1,874.9	$3,145.8	$1,203.6	$505.7

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for 2014.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent.  South American industry sales are projected to decrease about 10 percent.  Industry sales in the Commonwealth of Independent States are expected to be down significantly in 2014, while Asian sales are projected to be slightly higher.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2014.  The Company’s agriculture and turf segment sales decreased 12 percent for the second quarter and 7 percent for the first six months of 2014.  These sales are forecast to decrease by about 7 percent for fiscal year 2014.  Construction equipment markets reflect further economic recovery and higher housing starts in the U.S., while forestry market sales are expected to increase in 2014.  The Company’s construction and forestry sales increased 2 percent in the second quarter and 3 percent for the first six months of 2014 and are forecast to increase by about 10 percent for 2014.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $600 million in 2014.

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

The Company’s results showed further proof of executing its operating plans.  Costs and assets were controlled while managing new product transitions associated with more stringent emission standards.  The Company believes its investments in new products and markets will keep it sound financially, help sustain plans to meet the world’s growing need for food, shelter and infrastructure, and benefit investors and customers in the future.

2014 Compared with 2013

Net income attributable to Deere & Company was $980.7 million, or $2.65 per share, for the second quarter of 2014, compared with $1,084 million, or $2.76 per share, for the same period last year.  For the first six months of 2014, net income attributable to Deere & Company was $1,662 million, or $4.46 per share, compared with $1,734 million, or $4.41 per share, last year.  Worldwide net sales and revenues decreased 9 percent to $9,948 million for the second quarter this year, compared with $10,914 million a year ago, and decreased 4 percent to $17,602 million for the first six months, compared with $18,335 million last year.  Net sales of the equipment operations were $9,246 million for the second quarter and $16,195 million for the first six months, compared with $10,265 million and $17,058 million for the corresponding periods last year.  Net sales of the equipment operations declined 10 percent for the second quarter and 5 percent for the first six months, compared with the same periods a year ago.  Sales included price realization of 2 percent and an unfavorable currency translation effect of 1 percent for the second quarter and the first six months.  Equipment net sales in the U.S. and Canada decreased 12 percent for the second quarter and 6 percent year to date.  Outside the U.S. and Canada, net sales decreased 6 percent for the second quarter and 3 percent for the first six months, including unfavorable currency translation effects of 2 percent for both periods.

The Company’s equipment operations reported operating profit of $1,361 million for the second quarter of 2014 and $2,252 million for the first six months, compared with $1,663 million and $2,500 million for the same periods last year.  The decline for both periods was due primarily to the impact of lower shipment volumes, the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization.  Net income of the Company’s equipment operations was $838 million for the second quarter and $1,381 million for the first six months, compared with $953 million and $1,478 million in 2013.

The Company’s financial services operations reported net income attributable to Deere & Company of $147.7 million for the second quarter and $289.9 million for the first six months, compared with $125.0 million and $257.9 million for the same periods last year.  The improvement for the quarter was due to growth in the credit portfolio, partially offset by higher selling, administrative and general expenses.  Six month results improved due to growth in the credit portfolio and a more favorable effective tax rate, partially offset by lower crop insurance margins and increased selling, administrative and general expenses.

Business Segment Results

•                      Agriculture and Turf.  Segment sales decreased 12 percent for the second quarter and 7 percent for the first six months due largely to lower shipment volumes, the previously announced sale of Landscapes and the unfavorable effects of currency translation, partially offset by price realization.  Operating profit was $1,229 million for the second quarter and $2,026 million for the first six months, compared with $1,582 million and $2,347 million, respectively, last year.  The decline for both periods was due primarily to the impact of lower shipment volumes, the unfavorable effect of foreign currency exchange and a less favorable product mix, partially offset by price realization.

•                      Construction and Forestry.  Segment sales increased 2 percent for the second quarter and 3 percent for the first six months mainly as a result of higher shipment volumes.  Operating profit was $132 million for the second quarter and $226 million for six months, compared with $81 million and $153 million for the same periods in 2013.  Operating profit improved for both periods primarily due to higher shipment volumes, lower production costs and lower selling, administrative and general expenses, partially offset by higher sales incentive costs.  Six month results also benefitted from lower research and development expenses.

•                      Financial Services.  The operating profit of the financial services segment was $229 million for the second quarter and $411 million for the first six months of 2014, compared with $198 million and $395 million in the same periods last year.  The improvement for the second quarter was due to growth in the credit portfolio, partially offset by increased selling, administrative and general expenses.  Six month results improved due to growth in the credit portfolio, partially offset by lower crop insurance margins and higher selling, administrative and general expenses.  Total financial services revenues, including intercompany revenues, increased to $630 million in the current quarter from $595 million in the second quarter of 2013 and increased to $1,264 million in the first six months this year compared to $1,166 million last year.  The average balance of receivables and leases financed was 13 percent higher in the second quarter and 14 percent higher in the first six months of 2014, compared with the same periods last year.  Interest expense decreased 23 percent in the current quarter and 17 percent in the first six months of 2014, primarily as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 3.57 to 1 for the second quarter this year, compared with 2.64 to 1 in the same period last year.  The ratio was 3.18 to 1 for the first six months this year, compared to 2.69 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2014 were 74.3 percent and 74.5 percent, respectively, compared to 72.9 percent and 73.3 percent in the same periods last year.  The increase in both periods was due primarily to the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization.

Finance and interest income increased in the second quarter and first six months this year due to a larger average credit portfolio, partially offset by lower average financing rates.  Other income increased in the first six months due primarily to higher crop insurance premiums.  Research and development costs decreased in both periods due primarily to the completion of certain product developments in 2014 compared to the same periods last year.  Selling, administrative and general expenses decreased in the current quarter and first six months due primarily to the deconsolidation of Landscapes (see Note 18).  Interest expense decreased in both periods due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses increased in both periods due primarily to the Water operations impairment (see Note 19) and higher depreciation of equipment on operating leases.  The six month results were also affected by higher crop insurance claims.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 4 percent for fiscal year 2014 and for the third quarter compared with the same periods a year ago.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,300 million.

•                      Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 7 percent for fiscal year 2014, including a negative currency translation effect of about 1 percent.  Although the agriculture economy remains in a relatively healthy condition, farm income is forecast to be lower than last year.  The decline is putting pressure on demand for farm equipment, especially for larger models.  At the same time, strength in the U.S. livestock sector is providing support to sales of mid- and smaller-size tractors.  Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 5 to 10 percent for the fiscal year.  Fiscal year industry sales in the EU28 are forecast to decrease about 5 percent due to lower crop prices and farm incomes.  In South America, industry sales of tractors and combines are projected to decrease about 10 percent from strong 2013 levels.  Market conditions in the Commonwealth of Independent States have weakened and are expected to be down significantly for the year.  Asian sales are projected to increase slightly.  In the U.S. and Canada, industry sales of turf and utility equipment are expected to be approximately the same to up 5 percent for 2014, helped by improved market conditions.

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

•                     Financial Services.  Fiscal year 2014 net income attributable to Deere & Company for the financial services segment is expected to be approximately $600 million.  The outlook reflects improvement over the last year due primarily to expected growth in the credit portfolio and a more favorable tax rate.  These factors are projected to be partially offset by higher selling, administrative and general expenses, lower crop insurance margins and an increase in the provision for credit losses from the low level in 2013.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs and sanctions in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist, economic, punitive and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions (in particular Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union), carbon and other greenhouse gas emissions, noise and the effects of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact Company assets, operations, sales, forecasts and results.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

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

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital to meet future cash flow requirements and fund operations and the costs associated with engaging in diversified funding activities and to fund purchases of the Company’s products.  If general economic conditions worsen or capital markets become volatile, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.  The failure of reinsurers of the Company’s insurance business also could materially affect results.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2014 were $832 million.  This resulted primarily from an increase in trade receivables and inventories due to a seasonal increase, a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions, a decrease in insurance receivables, a change in net retirement benefits and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $267 million in the first six months of this year, primarily due to purchases of property and equipment of $426 million and the cost of receivables and equipment on operating leases acquired exceeding the collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $112 million, partially offset by proceeds from sales of businesses of $307 million and proceeds from maturities and sales exceeding purchases of marketable securities by $49 million.  Cash inflows from financing activities were $699 million in the first six months of 2014, primarily due to an increase in borrowings of $2,075 million and proceeds from issuance of common stock of $109 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $1,093 million and dividends paid of $382 million.  Cash and cash equivalents decreased $426 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2013 were $1,156 million.  This resulted primarily from an increase in trade receivables and inventories due to a seasonal increase and higher overall demand, and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions and a decrease in insurance receivables.  Cash outflows from investing activities were $979 million in the first six months of 2013, primarily due to purchases of property and equipment of $504 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases exceeding the collections of these receivables and proceeds from sales of equipment on operating leases by $456 million.  Cash inflows from financing activities were $1,151 million in the first six months of 2013, primarily due to an increase in borrowings of $1,637 million and proceeds from issuance of common stock (resulting from the exercise of stock options) of $150 million, partially offset by dividends paid of $358 million and repurchases of common stock of $288 million.  Cash and cash equivalents decreased $1,001 million during the first six months last year.

The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2014, October 31, 2013 and April 30, 2013 was $3,753 million, $3,162 million and $2,347 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,650 million, $5,129 million and $5,050 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $618 million, $559 million and $630 million at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,490 million at April 30, 2014, $2,247 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, primarily were considered to constitute utilization.  Included in the total credit lines at April 30, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2014 was $10,188 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,921 million at April 30, 2014.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,362 million during the first six months of 2014 primarily due to a seasonal increase.  These receivables decreased $279 million, compared to a year ago, primarily due to the deconsolidation of Landscapes (see Note 18) and the reclassification of the Water operations to held for sale (see Note 19).  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at April 30, 2014, compared to 11 percent at October 31, 2013 and 15 percent at April 30, 2013.  Agriculture and turf trade receivables decreased $294 million and construction and forestry receivables increased $15 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at April 30, 2014, October 31, 2013 and April 30, 2013.

Deere & Company’s stockholders’ equity was $10,665 million at April 30, 2014, compared with $10,266 million at October 31, 2013 and $8,265 million at April 30, 2013.  The increase of $399 million during the first six months of 2014 resulted primarily from net income attributable to Deere & Company of $1,662 million, an increase in common stock of $97 million and a change in retirement benefits adjustment of $88 million, which were partially offset by an increase in treasury stock of $1,013 million, dividends declared of $376 million and a change in cumulative translation adjustment of $62 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2014 was $1,027 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits and a change in accrued income taxes payable/receivable.  Partially offsetting these operating cash inflows were negative cash flows from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Cash and cash equivalents decreased $1,148 million in the first six months.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2013 was $965 million.  This resulted primarily from net income adjusted for non-cash provisions.  Partially offsetting the positive cash flows were cash outflows from an increase in inventories due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $762 million in the first six months of last year.

Trade receivables held by the equipment operations decreased $92 million during the first six months and decreased $461 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $915 million during the first six months, primarily due to a seasonal increase.  Inventories decreased $323 million, compared to a year ago, primarily due to the deconsolidation of the Landscapes operations (see Note 18) and the reclassification of the Water operations to held for sale (see Note 19).  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 29 percent at April 30, 2014, compared to 25 percent at October 31, 2013 and 29 percent at April 30, 2013.

Total interest-bearing debt of the equipment operations was $5,837 million at April 30, 2014, compared with $5,951 million at the end of fiscal year 2013 and $6,294 million at April 30, 2013.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 35 percent, 37 percent and 43 percent at April 30, 2014, October 31, 2013 and April 30, 2013, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2014 were $425 million, compared with $502 million in the same period last year.  Capital expenditures for the equipment operations in 2014 are expected to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first six months of 2014, the cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $543 million in the first six months.  Cash used for investing activities totaled $2,512 million in the first six months of 2014 primarily due to an increase in trade and wholesale receivables of $1,895 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $529 million.  Cash provided by financing activities totaled $2,707 million, resulting primarily from an increase in external borrowings of $2,164 million and an increase in borrowings from Deere & Company of $612 million, partially offset by dividends paid of $90 million.  Cash and cash equivalents increased $723 million in the first six months.

During the first six months of 2013, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $468 million in the first six months of 2013.  Cash provided by financing activities totaled $2,277 million in the first six months of last year, resulting primarily from an increase in external borrowings of $1,199 million and an increase in payables to the equipment operations of $1,189 million, partially offset by dividends paid of $146 million.  Cash used by investing activities totaled $2,965 million in the first six months of 2013, primarily due to the increase in trade and wholesale receivables of $2,049 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $850 million.  Cash and cash equivalents decreased $239 million in the first six months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Total receivables and leases increased $1,819 million during the first six months and $4,143 million during the past 12 months.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent higher in the first six months of 2014, compared with the same period last year, as volumes of operating leases, financing leases and retail notes were higher, while volumes of revolving charge accounts and operating loans were lower.  The amount of total trade receivables and wholesale notes at April 30, 2014 also increased, compared to October 31, 2013 and April 30, 2013.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $38,377 million at April 30, 2014, compared with $36,559 million at October 31, 2013 and $34,270 million at April 30, 2013.  At April 30, 2014, the unpaid balance of all receivables administered but not owned, was $81 million, compared with $120 million at October 31, 2013 and $117 million at April 30, 2013.

Total external interest-bearing debt of the financial services operations was $30,422 million at April 30, 2014, compared with $28,524 million at the end of fiscal year 2013 and $27,662 million at April 30, 2013.  Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.5 to 1 at April 30, 2014, compared with 7.3 to 1 at October 31, 2013 and 7.5 to 1 at April 30, 2013.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At April 30, 2014, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2014, $1,554 million of short-term securitization borrowings was outstanding under the agreement.

In the first six months of 2014, the financial services operations issued $1,502 million and retired $1,282 million of retail note securitization borrowings.  In addition, during the first six months of 2014, the financial services operations issued $4,247 million and retired $2,398 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 28, 2014 declared a quarterly dividend of $.60 per share payable August 1, 2014, to stockholders of record on June 30, 2014.  The new quarterly rate represents an increase of 9 cents per share over the previous level, an increase of approximately 18 percent.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Item 7A).  There has been no material change in this information.

Item 4.                            CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (1934 Act)) were effective as of April 30, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2014 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	2,609	$ 85.78	2,609	88.5

Mar 1 to Mar 31	1,931	87.05	1,931	86.7

Apr 1 to Apr 30	2,446	91.66	2,446	84.3

Total	6,986		6,986

(1)      During the second quarter of 2014, the Company had a share repurchase plan that was announced in May 2008 to purchase up to $5,000 million of shares of the Company’s common stock.  In December 2013, the Company announced an additional share repurchase plan authorizing the purchase of up to $8,000 million of shares of the Company’s common stock.  The share repurchases under the May 2008 plan were completed in April 2014.  The maximum number of shares that may yet be purchased under the $8,000 million plan was based on the end of the second quarter closing share price of $93.34 per share.  At the end of the second quarter of 2014, $7,868 million of common stock remained to be purchased under the plan.

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

DEERE & COMPANY

Date:	May 29, 2014	By:	/s/ R. Kalathur
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