Form 10-Q
period 2014-07-31
DEERE & CO
filed 2014-08-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes           No      X

At July 31, 2014, 358,420,496 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 56

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2014 and 2013
(In millions of dollars and shares except per share amounts) Unaudited

	2014	2013
Net Sales and Revenues
Net sales	$8,723.0	$9,315.6
Finance and interest income	573.5	530.9
Other income	203.7	163.4
Total	9,500.2	10,009.9

Costs and Expenses
Cost of sales	6,611.3	6,837.9
Research and development expenses	362.1	338.7
Selling, administrative and general expenses	820.7	919.8
Interest expense	153.9	182.6
Other operating expenses	260.0	181.6
Total	8,208.0	8,460.6

Income of Consolidated Group before Income Taxes	1,292.2	1,549.3
Provision for income taxes	450.2	553.5
Income of Consolidated Group	842.0	995.8
Equity in income of unconsolidated affiliates	8.9	.8
Net Income	850.9	996.6
Less: Net income attributable to noncontrolling interests	.2	.1
Net Income Attributable to Deere & Company	$850.7	$996.5

Per Share Data
Basic	$2.35	$2.58
Diluted	$2.33	$2.56

Average Shares Outstanding
Basic	361.9	386.0
Diluted	365.1	389.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 31, 2014 and 2013
(In millions of dollars) Unaudited

	2014	2013

Net Income	$850.9	$996.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	37.3	67.2
Cumulative translation adjustment	(24.5)	(103.4)
Unrealized gain on derivatives	1.8	4.0
Unrealized gain (loss) on investments	4.2	(12.6)
Other Comprehensive Income (Loss), Net of Income Taxes	18.8	(44.8)

Comprehensive Income of Consolidated Group	869.7	951.8
Less: Comprehensive income attributable to noncontrolling interests	.2	.1
Comprehensive Income Attributable to Deere & Company	$869.5	$951.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2014 and 2013
(In millions of dollars and shares except per share amounts) Unaudited

	2014	2013
Net Sales and Revenues
Net sales	$24,917.8	$26,373.5
Finance and interest income	1,649.0	1,544.0
Other income	535.3	427.4
Total	27,102.1	28,344.9

Costs and Expenses
Cost of sales	18,678.7	19,334.9
Research and development expenses	1,039.9	1,072.1
Selling, administrative and general expenses	2,433.0	2,657.7
Interest expense	491.5	553.7
Other operating expenses	738.1	487.3
Total	23,381.2	24,105.7

Income of Consolidated Group before Income Taxes	3,720.9	4,239.2
Provision for income taxes	1,209.6	1,508.8
Income of Consolidated Group	2,511.3	2,730.4
Equity in income of unconsolidated affiliates	2.2	.2
Net Income	2,513.5	2,730.6
Less: Net income attributable to noncontrolling interests	1.0	.1
Net Income Attributable to Deere & Company	$2,512.5	$2,730.5

Per Share Data
Basic	$6.85	$7.04
Diluted	$6.79	$6.97

Average Shares Outstanding
Basic	366.8	387.7
Diluted	370.1	391.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME For the Nine Months Ended July 31, 2014 and 2013 (In millions of dollars) Unaudited

	2014	2013

Net Income	$2,513.5	$2,730.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	125.0	218.3
Cumulative translation adjustment	(86.0)	(143.0)
Unrealized gain on derivatives	4.1	9.8
Unrealized gain (loss) on investments	5.3	(12.4)
Other Comprehensive Income (Loss), Net of Income Taxes	48.4	72.7

Comprehensive Income of Consolidated Group	2,561.9	2,803.3
Less: Comprehensive income attributable to noncontrolling interests	1.0	.1
Comprehensive Income Attributable to Deere & Company	$2,560.9	$2,803.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (In millions of dollars) Unaudited

	July 31	October 31	July 31
	2014	2013	2013
Assets
Cash and cash equivalents	$3,034.7	$3,504.0	$3,090.3
Marketable securities	1,489.4	1,624.8	1,706.0
Receivables from unconsolidated affiliates	33.3	31.2	26.0
Trade accounts and notes receivable - net	4,551.8	3,758.2	4,865.8
Financing receivables - net	27,079.9	25,632.7	24,183.1
Financing receivables securitized - net	4,264.2	4,153.1	3,890.5
Other receivables	1,193.1	1,464.0	1,031.5
Equipment on operating leases - net	3,580.0	3,152.2	2,826.0
Inventories	5,439.0	4,934.7	5,594.3
Property and equipment - net	5,385.5	5,466.9	5,107.6
Investments in unconsolidated affiliates	310.2	221.4	214.2
Goodwill	829.8	844.8	924.2
Other intangible assets - net	69.4	77.1	81.2
Retirement benefits	611.7	551.1	31.3
Deferred income taxes	2,564.0	2,325.4	3,468.1
Other assets	1,312.5	1,274.7	1,296.8
Assets held for sale		505.0
Total Assets	$61,748.5	$59,521.3	$58,336.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,580.8	$8,788.9	$8,213.0
Short-term securitization borrowings	4,142.8	4,109.1	3,780.1
Payables to unconsolidated affiliates	90.4	106.9	80.5
Accounts payable and accrued expenses	8,432.9	8,973.6	8,306.3
Deferred income taxes	160.1	160.3	155.5
Long-term borrowings	24,035.5	21,577.7	21,698.7
Retirement benefits and other liabilities	5,473.5	5,416.7	7,511.2
Liabilities held for sale		120.4
Total liabilities	50,916.0	49,253.6	49,745.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2014 – 536,431,204)	3,652.8	3,524.2	3,498.7
Common stock in treasury	(11,742.7)	(10,210.9)	(9,441.6)
Retained earnings	21,564.6	19,645.6	19,031.5
Accumulated other comprehensive income (loss)	(2,644.7)	(2,693.1)	(4,498.8)
Total Deere & Company stockholders’ equity	10,830.0	10,265.8	8,589.8
Noncontrolling interests	2.5	1.9	1.8
Total stockholders’ equity	10,832.5	10,267.7	8,591.6
Total Liabilities and Stockholders’ Equity	$61,748.5	$59,521.3	$58,336.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CONSOLIDATED CASH FLOWS For the Nine Months Ended July 31, 2014 and 2013 (In millions of dollars) Unaudited

	2014	2013
Cash Flows from Operating Activities
Net income	$2,513.5	$2,730.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29.6	14.0
Provision for depreciation and amortization	957.4	841.2
Impairment charges	62.3	50.4
Share-based compensation expense	60.6	62.7
Undistributed earnings of unconsolidated affiliates	(2.3)	7.8
Credit for deferred income taxes	(249.1)	(197.2)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,679.3)	(2,240.5)
Insurance receivables	35.5	488.1
Inventories	(1,102.9)	(954.2)
Accounts payable and accrued expenses	(313.6)	(408.6)
Accrued income taxes payable/receivable	207.3	186.0
Retirement benefits	215.0	141.7
Other	(51.9)	(134.2)
Net cash provided by operating activities	682.1	587.8

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	11,586.6	10,807.9
Proceeds from maturities and sales of marketable securities	718.7	636.7
Proceeds from sales of equipment on operating leases	803.3	692.3
Proceeds from sales of businesses, net of cash sold	339.8	22.0
Cost of receivables acquired (excluding receivables related to sales)	(12,664.2)	(12,404.6)
Purchases of marketable securities	(585.5)	(899.7)
Purchases of property and equipment	(640.9)	(795.1)
Cost of equipment on operating leases acquired	(1,049.5)	(834.8)
Other	(75.6)	(127.7)
Net cash used for investing activities	(1,567.3)	(2,903.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(76.7)	2,012.9
Proceeds from long-term borrowings	6,672.2	3,772.7
Payments of long-term borrowings	(4,079.8)	(3,899.6)
Proceeds from issuance of common stock	138.8	162.4
Repurchases of common stock	(1,631.1)	(751.9)
Dividends paid	(568.6)	(556.3)
Excess tax benefits from share-based compensation	28.5	46.5
Other	(50.4)	(40.6)
Net cash provided by financing activities	432.9	746.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.0)	7.2

Net Decrease in Cash and Cash Equivalents	(469.3)	(1,561.9)
Cash and Cash Equivalents at Beginning of Period	3,504.0	4,652.2
Cash and Cash Equivalents at End of Period	$3,034.7	$3,090.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY For the Nine Months Ended July 31, 2013 and 2014 (In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income	2,730.6			2,730.5		.1
Other comprehensive income (loss)	72.7				72.7
Repurchases of common stock	(751.9)		(751.9)
Treasury shares reissued	124.1		124.1
Dividends declared	(581.8)			(574.1)		(7.7)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	146.5	146.5		(.1)		.1
Balance July 31, 2013	$8,591.6	$3,498.7	$(9,441.6)	$19,031.5	$(4,498.8)	$1.8

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	2,513.5			2,512.5		1.0
Other comprehensive income (loss)	48.4				48.4
Repurchases of common stock	(1,631.1)		(1,631.1)
Treasury shares reissued	99.3		99.3
Dividends declared	(593.8)			(593.5)		(.3)
Stock options and other	128.5	128.6				(.1)
Balance July 31, 2014	$10,832.5	$3,652.8	$(11,742.7)	$21,564.6	$(2,644.7)	$2.5

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $499 million and $408 million in the first nine months of 2014 and 2013, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $50 million and $74 million at July 31, 2014 and 2013, respectively.

(3)           New accounting standards adopted in the first nine months of 2014 were as follows:

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

New standards to be adopted are as follows:

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC Topic 718, Compensation - Stock Compensation.  This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The effective date will be the first quarter of fiscal year 2017.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)           The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment		Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2013	$(2,809)	$113		$(3)	$6	$(2,693)
Other comprehensive income (loss) items before reclassification	12	(95)		(7)	5	(85)
Amounts reclassified from accumulated other comprehensive income	113	9	*	11		133
Net current period other comprehensive income (loss)	125	(86)		4	5	48
Balance July 31, 2014	$(2,684)	$27		$1	$11	$(2,645)

*           Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 19).

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

Three Months Ended July 31, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(33)		$(33)
Reclassification of loss to Other expense *	9		9
Net unrealized (loss) on translation adjustment	(24)		(24)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(2)	$1	(1)
Reclassification of realized loss to:
Interest rate contracts – Interest expense	3	(1)	2
Foreign exchange contracts – Other expense	1		1
Net unrealized gain on derivatives	2		2
Unrealized gain (loss) on investments:
Unrealized holding gain	6	(2)	4
Net unrealized gain on investments	6	(2)	4
Retirement benefits adjustment:
Pensions
Net actuarial gain	1		1
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	43	(16)	27
Prior service cost	6	(2)	4
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial (loss)	(1)		(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	8	(3)	5
Net unrealized gain on retirement benefits adjustments	59	(22)	37
Total other comprehensive income (loss)	$43	$(24)	$19

*              Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 19).

**      These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

Three Months Ended July 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment	$(103)		$(103)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	17	$(6)	11
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(2)	4
Foreign exchange contracts – Other expense	(17)	6	(11)
Net unrealized gain on derivatives	6	(2)	4
Unrealized gain (loss) on investments:
Unrealized holding (loss)	(19)	6	(13)
Net unrealized (loss) on investments	(19)	6	(13)
Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(2)	1	(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	66	(25)	41
Prior service cost	9	(3)	6
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	35	(13)	22
Prior service (credit)	(2)	1	(1)
Net unrealized gain on retirement benefits adjustment	106	(39)	67
Total other comprehensive income (loss)	$(10)	$(35)	$(45)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the third quarter of 2014 and 2013, the noncontrolling interests’ comprehensive income was $.2 million and $.1 million, respectively, which consisted of net income of $.2 million in 2014 and $.1 million in 2013.

Nine Months Ended July 31, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(96)	$1	$(95)
Reclassification of loss to Other expense *	9		9
Net unrealized (loss) on translation adjustment	(87)	1	(86)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(11)	4	(7)
Reclassification of realized loss to:
Interest rate contracts – Interest expense	11	(4)	7
Foreign exchange contracts – Other expense	7	(3)	4
Net unrealized gain on derivatives	7	(3)	4
Unrealized gain (loss) on investments:
Unrealized holding gain	8	(3)	5
Net unrealized gain on investments	8	(3)	5
Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(19)	8	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	129	(47)	82
Prior service cost	18	(7)	11
Settlements/curtailments	8	(3)	5
Health care and life insurance
Net actuarial gain	38	(15)	23
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	25	(9)	16
Prior service (credit)	(2)	1	(1)
Net unrealized gain on retirement benefits adjustment	197	(72)	125
Total other comprehensive income (loss)	$125	$(77)	$48

*                Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 19).

**        These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

Nine Months Ended July 31, 2013	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment	$(148)	$5	$(143)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	21	(7)	14
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	17	(6)	11
Foreign exchange contracts – Other expense	(23)	8	(15)
Net unrealized gain on derivatives	15	(5)	10
Unrealized gain (loss) on investments:
Unrealized holding (loss)	(19)	7	(12)
Net unrealized (loss) on investment	(19)	7	(12)
Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(75)	28	(47)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	194	(71)	123
Prior service cost	25	(9)	16
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain	99	(37)	62
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	105	(40)	65
Prior service (credit)	(4)	2	(2)
Net unrealized gain on retirement benefits adjustment	345	(127)	218
Total other comprehensive income (loss)	$193	$(120)	$73

*      These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the first nine months of 2014 and 2013, the noncontrolling interests’ comprehensive income was $1.0 million and $.1 million, respectively, which consisted of net income of $1.0 million in 2014 and $.1 million in 2013.

(5)   Dividends declared and paid on a per share basis were as follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013

Dividends declared	$.60	$.51	$1.62	$1.48
Dividends paid	$.51	$.51	$1.53	$1.43

(6)           A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013
Net income attributable to Deere & Company	$850.7	$996.5	$2,512.5	$2,730.5
Less income allocable to participating securities	.3	.2	.8	.8
Income allocable to common stock	$850.4	$996.3	$2,511.7	$2,729.7
Average shares outstanding	361.9	386.0	366.8	387.7
Basic per share	$2.35	$2.58	$6.85	$7.04

Average shares outstanding	361.9	386.0	366.8	387.7
Effect of dilutive share-based compensation	3.2	3.6	3.3	4.0
Total potential shares outstanding	365.1	389.6	370.1	391.7
Diluted per share	$2.33	$2.56	$6.79	$6.97

During the third quarter and first nine months of 2014 and 2013, 2.4 million shares and 2.5 million shares, respectively, in both periods were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)           The Company has several defined benefit pension plans and defined benefit postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013
Service cost	$61	$68	$184	$204
Interest cost	119	107	358	329
Expected return on plan assets	(192)	(193)	(578)	(583)
Amortization of actuarial loss	43	66	129	194
Amortization of prior service cost	6	9	18	25
Settlements/curtailments	2		8	1
Net cost	$39	$57	$119	$170

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013
Service cost	$11	$14	$33	$43
Interest cost	66	64	197	191
Expected return on plan assets	(18)	(21)	(53)	(63)
Amortization of actuarial loss	8	35	25	105
Amortization of prior service credit		(2)	(2)	(4)
Net cost	$67	$90	$200	$272

During the first nine months of 2014, the Company contributed approximately $70 million to its pension plans and $26 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $24 million to its pension plans and $8 million to its other postretirement benefit plans in the remainder of fiscal year 2014.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)           The Company’s unrecognized tax benefits at July 31, 2014 were $207 million, compared to $272 million at October 31, 2013.  The liability at July 31, 2014 consisted of approximately $55 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits in the first nine months of 2014 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

(9)     Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
	2014	2013	% Change	2014	2013	% Change
Net sales and revenues:
Agriculture and turf	$6,969	$7,847	-11	$20,211	$22,029	-8
Construction and forestry	1,754	1,469	+19	4,707	4,344	+8
Total net sales	8,723	9,316	-6	24,918	26,373	-6
Financial services	656	587	+12	1,815	1,650	+10
Other revenues	121	107	+13	369	322	+15
Total net sales and revenues	$9,500	$10,010	-5	$27,102	$28,345	-4
Operating profit: *
Agriculture and turf	$941	$1,336	-30	$2,967	$3,684	-19
Construction and forestry	194	107	+81	420	259	+62
Financial services	249	234	+6	660	629	+5
Total operating profit	1,384	1,677	-17	4,047	4,572	-11
Reconciling items **	(83)	(127)	-35	(324)	(333)	-3
Income taxes	(450)	(553)	-19	(1,210)	(1,509)	-20
Net income attributable to Deere & Company	$851	$997	-15	$2,513	$2,730	-8

Intersegment sales and revenues:
Agriculture and turf net sales	$24	$18	+33	$66	$54	+22
Construction and forestry net sales				1	1
Financial services	64	60	+7	169	163	+4

Equipment operations outside the U.S. and Canada:
Net sales	$3,419	$3,549	-4	$9,698	$10,039	-3
Operating profit	295	323	-9	847	830	+2

	July 31 2014	October 31 2013
Identifiable assets:
Agriculture and turf	$10,508	$10,799	-3
Construction and forestry	3,518	3,461	+2
Financial services	42,737	38,646	+11
Corporate	4,986	6,615	-25
Total assets	$61,749	$59,521	+4

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$99	$38	$30	$167
Construction and forestry	61	20	12	93
Other:
Agriculture and turf	22	10	8	40
Construction and forestry	15	5	2	22
Total	$197	$73	$52	$322

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$167	$117	$19,458	$19,742
Construction and forestry	93	18	2,237	2,348
Other:
Agriculture and turf	40	85	8,169	8,294
Construction and forestry	22	6	1,112	1,140
Total	$322	$226	$30,976	31,524
Less allowance for credit losses				180
Total financing receivables - net				$31,344

	October 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$75	$26	$20	$121
Construction and forestry	39	14	9	62
Other:
Agriculture and turf	28	9	5	42
Construction and forestry	12	4	3	19
Total	$154	$53	$37	$244

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$121	$102	$18,942	$19,165
Construction and forestry	62	12	1,921	1,995
Other:
Agriculture and turf	42	13	7,613	7,668
Construction and forestry	19	3	1,109	1,131
Total	$244	$130	$29,585	29,959
Less allowance for credit losses				173
Total financing receivables - net				$29,786

	July 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$73	$26	$20	$119
Construction and forestry	47	17	7	71
Other:
Agriculture and turf	27	9	4	40
Construction and forestry	12	4	3	19
Total	$159	$56	$34	$249

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$119	$108	$17,567	$17,794
Construction and forestry	71	11	1,749	1,831
Other:
Agriculture and turf	40	13	7,375	7,428
Construction and forestry	19	5	1,168	1,192
Total	$249	$137	$27,859	28,245
Less allowance for credit losses				171
Total financing receivables - net				$28,074

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended
	July 31, 2014
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$105	$40	$26	$171
Provision	2	7	7	16
Write-offs	(4)	(10)	(1)	(15)
Recoveries	3	4	1	8
End of period balance	$106	$41	$33	$180

	Nine Months Ended
	July 31, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision	10	10	3	23
Write-offs	(12)	(21)	(1)	(34)
Recoveries	8	11		19
Translation adjustments	(1)			(1)
End of period balance *	$106	$41	$33	$180
Financing receivables:
End of period balance	$22,090	$2,562	$6,872	$31,524
Balance individually evaluated **	$44	$1	$80	$125

*                     Individual allowances were not significant.

**             Remainder is collectively evaluated.

	Three Months Ended
	July 31, 2013
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$105	$41	$30	$176
Provision	1	2	1	4
Write-offs	(3)	(6)	(1)	(10)
Recoveries	3	4		7
Translation adjustments	(6)			(6)
End of period balance	$100	$41	$30	$171

	Nine Months Ended
	July 31, 2013
Allowance:
Beginning of period balance	$110	$40	$27	$177
Provision (credit)	(2)	4	5	7
Write-offs	(10)	(15)	(2)	(27)
Recoveries	8	12	1	21
Translation adjustments	(6)		(1)	(7)
End of period balance *	$100	$41	$30	$171
Financing receivables:
End of period balance	$19,626	$2,577	$6,042	$28,245
Balance individually evaluated **	$15		$39	$54

*                     Individual allowances were not significant.

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
July 31, 2014 *
Receivables with specific allowance **	$92	$92	$10	$95
Receivables without a specific allowance ***	6	6		6
Total	$98	$98	$10	$101
Agriculture and turf	$96	$96	$10	$99
Construction and forestry	$2	$2		$2

October 31, 2013 *
Receivables with specific allowance ****	$18	$18	$4	$19
Receivables without a specific allowance ***	8	8		8
Total	$26	$26	$4	$27
Agriculture and turf	$23	$23	$4	$24
Construction and forestry	$3	$3		$3

July 31, 2013 *
Receivables with specific allowance ****	$18	$18	$4	$19
Receivables without a specific allowance ***	8	8		9
Total	$26	$26	$4	$28
Agriculture and turf	$23	$23	$4	$25
Construction and forestry	$3	$3		$3

*                                        Finance income recognized was not material.

**                                Primarily wholesale receivables, retail notes and operating loans.

***                        Primarily retail notes.

****                Primarily operating loans and retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first nine months of 2014, the Company identified 51 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.4 million pre-modification and $1.2 million post-modification.  During the first nine months of 2013, there were 79 financing receivable contracts, primarily operating loans and retail notes, with aggregate balances of $15.5 million pre-modification and $14.8 million post-modification balances.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At July 31, 2014, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,402 million, $2,626 million and $2,108 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,308 million, $2,547 million and $2,010 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $425 million, $353 million and $407 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $398 million, $338 million and $384 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,539 million, $1,274 million and $1,471 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,438 million, $1,225 million and $1,387 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2014
Carrying value of liabilities	$1,438
Maximum exposure to loss	1,539

The total assets of unconsolidated VIEs related to securitizations were approximately $43 billion at July 31, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31 2014	October 31 2013	July 31 2013
Financing receivables securitized (retail notes)	$4,276	$4,167	$3,903
Allowance for credit losses	(12)	(14)	(12)
Other assets	102	100	95
Total restricted securitized assets	$4,366	$4,253	$3,986

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31 2014	October 31 2013	July 31 2013
Short-term securitization borrowings	$4,143	$4,109	$3,780
Accrued interest on borrowings	1	1	1
Total liabilities related to restricted securitized assets	$4,144	$4,110	$3,781

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2014, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)                      Most inventories owned by Deere & Company, its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31 2014	October 31 2013	July 31 2013
Raw materials and supplies	$1,848	$1,954	$1,917
Work-in-process	792	753	690
Finished goods and parts	4,361	3,757	4,391
Total FIFO value	7,001	6,464	6,998
Less adjustment to LIFO value	1,562	1,529	1,404
Inventories	$5,439	$4,935	$5,594

(13)                      The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total

Balance October 31, 2012:
Goodwill	$686	$584	$1,270
Less accumulated impairment losses	349		349
Goodwill-net	337	584	921

Translation adjustments	(5)	8	3

Balance July 31, 2013:
Goodwill	681	592	1,273
Less accumulated impairment losses	349		349
Goodwill-net	$332	$592	$924

Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses *	60		60
Goodwill-net	242	603	845

Divestitures	(60)		(60)
Translation adjustments and other		(15)	(15)

Balance July 31, 2014:
Goodwill	242	588	830
Less accumulated impairment losses **
Goodwill-net	$242	$588	$830

*                     Accumulated impairment losses were reduced by $289 million related to Landscapes reclassification to held for sale (see Note 18).

**             Accumulated impairment losses were reduced by $60 million related to the divestiture of the Water operations (see Note 19).

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31	October 31	July 31
	Years	2014	2013	2013
Amortized intangible assets:
Customer lists and relationships	15	$20	$20	$73
Technology, patents, trademarks and other	19	88	88	93
Total at cost		108	108	166
Less accumulated amortization **		43	35	89
Total		65	73	77
Unamortized intangible assets:
Licenses		4	4	4
Other intangible assets-net		$69	$77	$81

*                     Weighted-averages

**             Accumulated amortization at July 31, 2014, October 31, 2013 and July 31, 2013 for customer lists and relationships totaled $9 million, $8 million and $50 million and technology, patents, trademarks and other totaled $34 million, $27 million and $39 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2014 was $3 million and $8 million and for 2013 was $5 million and $17 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2014 - $3, 2015 - $10, 2016 - $9, 2017 - $9 and 2018 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized warranty premiums (deferred revenue) included in the following table totaled $389 million and $339 million at July 31, 2014 and 2013, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended July 31		Nine Months Ended July 31
	2014	2013	2014	2013

Beginning of period balance	$1,196	$1,152	$1,164	$1,025
Payments	(206)	(193)	(572)	(516)
Amortization of premiums received	(43)	(29)	(103)	(86)
Accruals for warranties	183	216	550	631
Premiums received	54	43	150	134
Foreign exchange	(1)	(3)	(6)	(2)
End of period balance	$1,183	$1,186	$1,183	$1,186

At July 31, 2014, the Company had approximately $301 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2014, the Company had an accrued liability of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2014 was approximately six years.

At July 31, 2014, the Company had commitments of approximately $415 million for the construction and acquisition of property and equipment.  Also, at July 31, 2014, the Company had restricted assets of $64 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $35 million at July 31, 2014, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at July 31, 2014.

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

(15)      The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2014		October 31, 2013		July 31, 2013
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$27,080	$26,952	$25,633	$25,572	$24,183	$24,143
Financing receivables securitized - net	4,264	4,222	4,153	4,124	3,891	3,868
Short-term securitization borrowings	4,143	4,145	4,109	4,113	3,780	3,778

Long-term borrowings due within one year:
Equipment operations	$245	$238	$821	$837	$787	$814
Financial services	4,915	4,927	4,408	4,441	4,320	4,370
Total	$5,160	$5,165	$5,229	$5,278	$5,107	$5,184

Long-term borrowings:
Equipment operations	$4,678	$5,120	$4,871	$5,141	$4,892	$5,162
Financial services	19,357	19,569	16,707	16,887	16,807	16,980
Total	$24,035	$24,689	$21,578	$22,028	$21,699	$22,142

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2014*	2013*	2013*
Marketable securities
Equity fund	$32	$20	$13
Fixed income fund	10
U.S. government debt securities	1,108	1,312	1,408
Municipal debt securities	34	36	35
Corporate debt securities	169	138	130
Mortgage-backed securities **	136	119	120
Total marketable securities	1,489	1,625	1,706
Other assets
Derivatives:
Interest rate contracts	321	347	365
Foreign exchange contracts	14	32	36
Cross-currency interest rate contracts	13	15	12
Total assets ***	$1,837	$2,019	$2,119

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$101	$120	$155
Foreign exchange contracts	32	42	36
Cross-currency interest rate contracts	1	17	40
Total liabilities	$134	$179	$231

*       All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $1,041 million, $1,247 million and $1,347 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively, the equity fund of $32 million, $20 million and $13 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively, and the fixed income fund of $10 million at July 31, 2014.  There were no transfers between Level 1 and Level 2 during the first nine months of 2014 or 2013.

**     Primarily issued by U.S. government sponsored enterprises.

***   Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at July 31, 2014 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$1,021	$1,021
Due after one through five years	86	90
Due after five through 10 years	141	145
Due after 10 years	53	55
Mortgage-backed securities	137	136
Debt securities	$1,438	$1,447

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	July 31	October 31	July 31	July 31		July 31
	2014	2013	2013	2014	2013	2014	2013

Property and equipment – net		$36	$39			$26	$43

Other intangible assets – net			$2				$7
Assets held for sale – Water operations **						$36

*    See financing receivables with specific allowances in Note 10.  Losses were not significant.

**  See Note 19.

The fair value measurement and impairment losses shown above were the result of changes in circumstances that indicate it was probable the future cash flows would not cover the carrying amounts of certain long-lived assets.  The non-cash charge of $26 million pretax and after-tax was recognized in the first quarter of 2014 in cost of sales.  The 2013 non-cash charges of $50 million pretax, or $44 million after-tax, for property and equipment was included in cost of sales and for other intangible assets was included in selling, administrative and general expenses.  The impairments were associated with the Company’s John Deere Water operations, which are included in the agriculture and turf operating segment, and were due to a decline in forecasted financial performance and a review of strategic options for the business (see Note 19).

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

Other Intangible Assets – Net – The impairments are measured at the lower of the carrying amount, or fair value.  The valuations were based on an income approach (discounted cash flows).  The inputs include estimates of future cash flows.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were $3,650 million, $3,100 million and $3,100 million, respectively.  The notional amounts of cross-currency interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were $70 million, $816 million and $816 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at July 31, 2014 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 50 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2014, October 31, 2013 and July 31, 2013 were $8,847 million, $7,380 million and $7,554 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were losses of $1 million and $2 million during the third quarter of 2014 and 2013, respectively, and a loss of $2 million and none during the first nine months of 2014 and 2013, respectively.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2014	2013	2014	2013
Interest rate contracts *	$32	$(290)	$(49)	$(293)
Borrowings **	(33)	288	47	293

*                     Includes changes in fair values of interest rate contracts excluding net accrued interest income of $44 million and $39 million during the third quarter of 2014 and 2013 and $121 million and $118 million during the first nine months of 2014 and 2013, respectively.

**             Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $69 million and $64 million during the third quarter of 2014 and 2013 and $194 million and $199 million during the first nine months of 2014 and 2013, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2014, October 31, 2013 and July 31, 2013 were $6,303 million, $5,627 million and $5,891 million, the foreign exchange contracts were $3,578 million, $3,800 million and $3,532 million and the cross-currency interest rate contracts were $78 million, $85 million and $79 million, respectively.  At July 31, 2014, October 31, 2013 and July 31, 2013, there were also $1,858 million, $1,641 million and $1,795 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	July 31 2014	October 31 2013	July 31 2013
Designated as hedging instruments:
Interest rate contracts	$266	$295	$307
Cross-currency interest rate contracts	12	14	11
Total designated	278	309	318

Not designated as hedging instruments:
Interest rate contracts	55	52	58
Foreign exchange contracts	14	32	36
Cross-currency interest rate contracts	1	1	1
Total not designated	70	85	95

Total derivatives	$348	$394	$413

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$50	$71	$96
Cross-currency interest rate contracts		16	39
Total designated	50	87	135

Not designated as hedging instruments:
Interest rate contracts	51	49	59
Foreign exchange contracts	32	42	36
Cross-currency interest rate contracts	1	1	1
Total not designated	84	92	96

Total derivatives	$134	$179	$231

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2014	2013	2014	2013
Fair Value Hedges:
Interest rate contracts	Interest	$76	$(251)	$72	$(175)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)	(1)	(5)	(9)
Foreign exchange contracts	OCI (pretax) *	(1)	18	(6)	30

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(6)	(11)	(17)
Foreign exchange contracts	Other *	(1)	17	(7)	23

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *		$(1)	$4	$(5)
Foreign exchange contracts	Cost of sales	$(30)	41		34
Foreign exchange contracts	Other *	(39)	87	(28)	88
Total not designated		$(69)	$127	$(24)	$117

*    Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**  The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 31, 2014, October 31, 2013 and July 31, 2013, was $76 million, $91 million and $123 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

July 31, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$348	$(85)	$(5)	$258
Liabilities	134	(85)		49

October 31, 2013	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$394	$(120)	$(8)	$266
Liabilities	179	(120)		59

July 31, 2013	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$413	$(121)	$(13)	$279
Liabilities	231	(121)		110

(17)   In December 2013, the Company granted stock options to employees for the purchase of 2.4 million shares of common stock at an exercise price of $87.46 per share and a binomial lattice model fair value of $24.74 per share at the grant date.  At July 31, 2014, options for 15.2 million shares were outstanding with a weighted-average exercise price of $71.24 per share.  The Company also granted 233 thousand restricted stock units to employees and non-employee directors in the first nine months of 2014, of which 99 thousand are subject to service based only conditions, 67 thousand are subject to performance/service based conditions and 67 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $87.31 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.53 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $116.86 per unit based on a lattice valuation model excluding dividends.  At July 31, 2014, the Company was authorized to grant an additional 7.2 million shares related to stock option and restricted stock awards.

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

At October 31, 2013, the total assets of $505 million and liabilities of $120 million for these operations were classified as held for sale in the consolidated financial statements and written down to realizable value, which consisted of $153 million of trade receivables, $219 million of inventories, $37 million of property and equipment, $106 million of goodwill, $25 million of other intangible assets and $10 million of other assets less a $45 million asset impairment.  The related liabilities held for sale consisted of accounts payable and accrued expenses.  The total amount of proceeds from the sale at closing was approximately $305 million with no significant gain or loss.

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

(19)   In May 2014, the Company closed the sale of the stock and certain assets of the entities that compose the Company’s Water operations to FIMI Opportunity Funds.  At April 30, 2014, the total assets of $85 million and liabilities of $50 million were classified as held for sale in the consolidated financial statements, which consisted of $57 million of trade receivables, $10 million of other receivables, $49 million of inventories, $5 million of other assets less a $36 million asset impairment.  The related liabilities held for sale consisted of accounts payable and accrued expenses of $47 million and retirement benefits and other liabilities of $3 million.

The total amount of proceeds from the sale was approximately $35 million with a loss of $10 million, pretax and after-tax, in addition to the impairment discussed below.  The Company will provide certain business services for a fee during a transition period.

In the second quarter of 2014, the Company recorded a non-cash charge in other operating expenses of $36 million pretax or $4 million after-tax for an impairment to write the Water operations down to fair value less costs to sell.  The tax benefits recognized from the sale resulted primarily from a change in valuation allowances of the Water operations.  These operations were included in the Company’s agriculture and turf segment.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2014 and 2013

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Net Sales and Revenues
Net sales	$8,723.0	$9,315.6
Finance and interest income	14.2	19.0	$634.2	$579.3
Other income	147.2	133.0	85.6	67.4
Total	8,884.4	9,467.6	719.8	646.7

Costs and Expenses
Cost of sales	6,611.6	6,838.3
Research and development expenses	362.1	338.7
Selling, administrative and general expenses	684.5	803.6	138.8	119.1
Interest expense	61.1	74.0	107.3	120.3
Interest compensation to Financial Services	60.4	55.6
Other operating expenses	60.9	42.4	225.3	173.0
Total	7,840.6	8,152.6	471.4	412.4

Income of Consolidated Group before Income Taxes	1,043.8	1,315.0	248.4	234.3
Provision for income taxes	363.8	469.0	86.4	84.5
Income of Consolidated Group	680.0	846.0	162.0	149.8

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	162.3	150.0	.3	.2
Other	8.6	.6
Total	170.9	150.6	.3	.2
Net Income	850.9	996.6	162.3	150.0
Less: Net income attributable to noncontrolling interests	.2	.1
Net Income Attributable to Deere & Company	$850.7	$996.5	$162.3	$150.0

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2014 and 2013

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Net Sales and Revenues
Net sales	$24,917.8	$26,373.5
Finance and interest income	50.0	57.1	$1,795.2	$1,668.8
Other income	447.6	393.2	188.6	144.4
Total	25,415.4	26,823.8	1,983.8	1,813.2

Costs and Expenses
Cost of sales	18,679.5	19,336.0
Research and development expenses	1,039.9	1,072.1
Selling, administrative and general expenses	2,046.9	2,313.4	394.2	353.1
Interest expense	216.5	217.0	313.0	367.0
Interest compensation to Financial Services	157.4	151.4
Other operating expenses	212.8	122.9	618.0	464.8
Total	22,353.0	23,212.8	1,325.2	1,184.9

Income of Consolidated Group before Income Taxes	3,062.4	3,611.0	658.6	628.3
Provision for income taxes	1,001.7	1,287.5	208.0	221.4
Income of Consolidated Group	2,060.7	2,323.5	450.6	406.9

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	452.2	407.9	1.6	1.0
Other	.6	(.8)
Total	452.8	407.1	1.6	1.0
Net Income	2,513.5	2,730.6	452.2	407.9
Less: Net income attributable to noncontrolling interests	1.0	.1
Net Income Attributable to Deere & Company	$2,512.5	$2,730.5	$452.2	$407.9

*	Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 31 2014	October 31 2013	July 31 2013	July 31 2014	October 31 2013	July 31 2013

Assets

Cash and cash equivalents	$1,855.0	$3,023.3	$2,688.3	$1,179.8	$480.8	$402.0
Marketable securities	1,002.5	1,207.2	1,308.3	486.9	417.6	397.8
Receivables from unconsolidated subsidiaries and affiliates	4,865.7	3,502.0	3,594.5
Trade accounts and notes receivable - net	819.1	1,061.8	1,302.2	4,923.0	3,555.9	4,661.9
Financing receivables - net	7.1	16.5	8.2	27,072.8	25,616.2	24,174.9
Financing receivables securitized - net				4,264.2	4,153.1	3,890.5
Other receivables	802.6	983.1	834.3	421.1	486.6	229.5
Equipment on operating leases - net				3,580.0	3,152.2	2,826.0
Inventories	5,439.0	4,934.7	5,594.3
Property and equipment - net	5,330.3	5,408.5	5,049.3	55.1	58.4	58.3
Investments in unconsolidated subsidiaries and affiliates	5,005.9	4,569.0	4,325.5	11.3	10.2	9.7
Goodwill	829.8	844.8	924.2
Other intangible assets - net	65.4	73.1	77.3	4.0	4.0	4.0
Retirement benefits	579.3	517.7	26.1	34.3	37.5	39.1
Deferred income taxes	2,778.3	2,575.4	3,697.3	70.8	51.3	47.5
Other assets	680.5	654.3	649.0	633.3	622.2	649.1
Assets held for sale		505.0
Total Assets	$30,060.5	$29,876.4	$30,078.8	$42,736.6	$38,646.0	$37,390.3

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,042.6	$1,080.4	$1,094.4	$7,538.2	$7,708.5	$7,118.6
Short-term securitization borrowings				4,142.8	4,109.1	3,780.1
Payables to unconsolidated subsidiaries and affiliates	90.9	106.9	80.5	4,831.9	3,470.8	3,568.5
Accounts payable and accrued expenses	7,938.3	7,990.9	7,861.3	1,716.9	1,849.8	1,577.1
Deferred income taxes	84.4	92.4	86.1	360.8	369.1	346.1
Long-term borrowings	4,678.7	4,870.9	4,891.9	19,356.7	16,706.8	16,806.8
Retirement benefits and other liabilities	5,393.1	5,346.8	7,473.0	82.3	74.1	72.1
Liabilities held for sale		120.4
Total liabilities	19,228.0	19,608.7	21,487.2	38,029.6	34,288.2	33,269.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2014 – 536,431,204)	3,652.8	3,524.2	3,498.7	2,010.5	1,956.3	1,894.2
Common stock in treasury	(11,742.7)	(10,210.9)	(9,441.6)
Retained earnings	21,564.6	19,645.6	19,031.5	2,639.6	2,337.3	2,180.2
Accumulated other comprehensive income (loss)	(2,644.7)	(2,693.1)	(4,498.8)	56.9	64.2	46.6
Total Deere & Company stockholders’ equity	10,830.0	10,265.8	8,589.8	4,707.0	4,357.8	4,121.0
Noncontrolling interests	2.5	1.9	1.8
Total stockholders’ equity	10,832.5	10,267.7	8,591.6	4,707.0	4,357.8	4,121.0
Total Liabilities and Stockholders’ Equity	$30,060.5	$29,876.4	$30,078.8	$42,736.6	$38,646.0	$37,390.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)

STATEMENT OF CASH FLOWS

For the Nine Months Ended July 31, 2014 and 2013
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
Cash Flows from Operating Activities
Net income	$2,513.5	$2,730.6	$452.2	$407.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3.2	6.9	26.4	7.1
Provision for depreciation and amortization	592.2	550.5	417.8	359.6
Impairment charges	62.3	50.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(303.2)	(213.3)	(1.4)	(.8)
Provision (credit) for deferred income taxes	(216.6)	(210.9)	(32.5)	13.7
Changes in assets and liabilities:
Trade receivables	151.8	(64.5)
Insurance receivables			35.5	488.1
Inventories	(604.4)	(545.9)
Accounts payable and accrued expenses	13.3	313.3	4.1	(437.5)
Accrued income taxes payable/receivable	181.5	178.7	25.8	7.3
Retirement benefits	203.2	125.2	11.8	16.4
Other	168.4	(9.7)	(37.0)	12.9
Net cash provided by operating activities	2,765.2	2,911.3	902.7	874.7

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			12,618.3	11,757.4
Proceeds from maturities and sales of marketable securities	700.1	600.2	18.6	36.5
Proceeds from sales of equipment on operating leases			803.3	692.3
Proceeds from sales of businesses, net of cash sold	339.8	22.0
Cost of receivables acquired (excluding trade and wholesale)			(13,802.5)	(13,598.3)
Purchases of marketable securities	(504.1)	(810.4)	(81.4)	(89.2)
Purchases of property and equipment	(639.5)	(792.4)	(1.4)	(2.7)
Cost of equipment on operating leases acquired			(1,723.2)	(1,386.5)
Increase in trade and wholesale receivables			(2,055.6)	(2,216.1)
Other	(103.0)	(97.4)	(26.7)	(89.8)
Net cash used for investing activities	(206.7)	(1,078.0)	(4,250.6)	(4,896.4)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	537.2	86.7	(613.9)	1,926.2
Change in intercompany receivables/payables	(1,442.7)	(2,097.2)	1,442.7	2,097.2
Proceeds from long-term borrowings	7.0	265.6	6,665.2	3,507.0
Payments of long-term borrowings	(757.2)	(174.8)	(3,322.6)	(3,724.9)
Proceeds from issuance of common stock	138.8	162.4
Repurchases of common stock	(1,631.1)	(751.9)
Dividends paid	(568.6)	(556.3)	(150.0)	(186.0)
Excess tax benefits from share-based compensation	28.5	46.5
Other	(21.4)	(26.6)	25.2	45.4
Net cash provided by (used for) financing activities	(3,709.5)	(3,045.6)	4,046.6	3,664.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.3)	(7.3)	.3	14.5

Net Increase (Decrease) in Cash and Cash Equivalents	(1,168.3)	(1,219.6)	699.0	(342.3)
Cash and Cash Equivalents at Beginning of Period	3,023.3	3,907.9	480.8	744.3
Cash and Cash Equivalents at End of Period	$1,855.0	$2,688.3	$1,179.8	$402.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial equipment, consumer equipment and products; and a broad range of equipment for construction and forestry.  The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations.  In addition, financial services offer certain crop risk mitigation products and extended equipment warranties.  The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 10 percent for 2014.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 5 percent.  South American industry sales are projected to decrease about 15 percent.  Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2014, while Asian sales are projected to be approximately the same.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2014.  The Company’s agriculture and turf segment sales decreased 11 percent for the third quarter and 8 percent for the first nine months of 2014.  These sales are forecast to decrease by about 10 percent for fiscal year 2014.  Construction equipment markets reflect further economic recovery and higher housing starts in the U.S., as well as sales increases outside the U.S. and Canada.  The Company’s construction and forestry sales increased 19 percent in the third quarter and 8 percent for the first nine months of 2014.  This segment’s sales are forecast to increase by about 10 percent for fiscal year 2014.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $600 million in 2014.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign and state debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events.  Significant volatility in the price of many commodities could also impact the Company’s results.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s results reflected moderating conditions in the global farm sector, which negatively affected demand for farm machinery.  The construction and forestry and financial services segments had higher operating profit.  For the balance of the fiscal year, the Company will scale back production in line with demand for its agricultural products.  The Company’s plans to expand market presence throughout the world are progressing.  In addition, the Company believes it is well positioned to earn solid returns through the business cycle and to realize benefits from the world’s growing need for food, shelter and infrastructure.

2014 Compared with 2013

Net income attributable to Deere & Company was $850.7 million, or $2.33 per share, for the third quarter of 2014, compared with $996.5 million, or $2.56 per share, for the same period of 2013.  For the first nine months of 2014, net income attributable to Deere & Company was $2,513 million, or $6.79 per share, compared with $2,730 million, or $6.97 per share, last year.  Worldwide net sales and revenues decreased 5 percent to $9,500 million for the third quarter this year, compared with $10,010 million a year ago, and decreased 4 percent to $27,102 million for the first nine months, compared with $28,345 million a year ago.  Net sales of the equipment operations were $8,723 million for the third quarter and $24,918 million for the first nine months, compared with $9,316 million and $26,373 million for the corresponding periods last year.  Net sales of the equipment operations declined 6 percent for the third quarter and the first nine months, compared with the same periods a year ago.  Sales included price realization of 2 percent for the third quarter and first nine months.  Additionally, sales included an unfavorable currency translation effect of 1 percent for the first nine months.  Equipment net sales in the U.S. and Canada decreased 8 percent for the third quarter and 7 percent year to date.  Outside the U.S. and Canada, net sales decreased 4 percent for the third quarter, including favorable currency translation effects of 1 percent, and decreased 3 percent for the first nine months, including unfavorable currency translation effects of 1 percent.

The Company’s equipment operations reported operating profit of $1,135 million for the third quarter of 2014 and $3,387 million for the first nine months, compared with $1,443 million and $3,943 million for the same periods last year.  The decline for the third quarter was due primarily to the impact of lower shipment volumes, higher production costs primarily related to engine emission requirements, and the unfavorable effects of foreign currency exchange.  The year to date decline was largely due to the impact of lower shipment volumes, unfavorable foreign exchange effects, higher production costs and a less favorable product mix.  The declines in both periods were partially offset by price realization.  Net income of the Company’s equipment operations was $680 million for the third quarter and $2,061 million for the first nine months, compared with $846 million and $2,324 million for the same periods in 2013.  In addition to the operating factors mentioned above, a lower effective tax rate benefited both quarterly and year-to-date results.

The Company’s financial services operations reported net income attributable to Deere & Company of $162.3 million for the third quarter and $452.2 million for the first nine months, compared with $150.0 million and $407.9 million for the same periods last year.  The improvement for the quarter was due to growth in the credit portfolio, partially offset by a higher provision for credit losses and higher selling, administrative and general expenses.  Nine month results improved as a result of growth in the credit portfolio and a more favorable effective tax rate.  These factors were partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses.

Business Segment Results

•                               Agriculture and Turf.  Segment sales decreased 11 percent for the third quarter and 8 percent for the first nine months due largely to lower shipment volumes, and the previously announced sales of Landscapes and Water operations.  Additionally, year to date sales were lower due to the unfavorable effects of currency translation.  These factors were partially offset by price realization in both the quarter and first nine months.  Operating profit was $941 million for the third quarter and $2,967 million for the first nine months, compared with $1,336 million and $3,684 million, respectively, last year.  Lower results for the quarter were driven primarily by the impact of lower shipment volumes, higher production costs largely related to engine emission requirements, and the unfavorable effects of foreign currency exchange.  The nine month decrease was mainly due to lower shipment volumes, unfavorable currency exchange, higher production costs and a less favorable product mix.  The declines for both periods were partially offset by price realization.

•                               Construction and Forestry.  Segment sales increased 19 percent for the third quarter and 8 percent for the first nine months as a result of higher shipment volumes and price realization.  Increased sales for both periods were partially offset by the unfavorable effects of currency translation.  Operating profit was $194 million for the third quarter and $420 million for the first nine months, compared with $107 million and $259 million for the same periods in 2013.  Third quarter operating profit improved primarily due to higher shipment volumes and price realization, partially offset by a less favorable product mix.  Nine month results increased mainly due to higher shipment volumes, lower production costs and lower selling, administrative and general expenses.

•                               Financial Services.  The operating profit of the financial services segment was $249 million for the third quarter and $660 million for the first nine months of 2014, compared with $234 million and $629 million for the same periods last year.  The improvement for the third quarter was due mainly to growth in the credit portfolio, partially offset by a higher provision for credit losses and higher selling, administrative and general expenses.  Nine month results improved due primarily to growth in the credit portfolio, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses.  Total financial services revenues, including intercompany revenues, increased to $720 million in the current quarter from $647 million in the third quarter of 2013 and increased to $1,984 million the first nine months this year compared to $1,813 million last year.  The average balance of receivables and leases financed was 13 percent higher in the third quarter and first nine months of 2014, compared with the same periods last year.  Interest expense decreased 11 percent in the current quarter and 15 percent in the first nine months of 2014, primarily as a result of lower average interest rates, partially offset by higher average borrowings.  The financial services consolidated ratio of earnings to fixed charges was 3.59 to 1 for the third quarter this year, compared with 3.09 to 1 in the same period last year.  The ratio was 3.32 to 1 for the first nine months this year, compared to 2.82 to 1 for the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2014 were 75.8 percent and 75.0 percent, respectively, compared to 73.4 percent and 73.3 percent in the same periods last year.  The increase in the third quarter was due primarily to higher production costs largely due to engine emission requirements and the unfavorable effects of foreign currency exchange.  The year to date increase was largely due to the impact of unfavorable foreign exchange effects, higher production costs and a less favorable product mix.  The increases in both periods were partially offset by price realization.

Finance and interest income increased in the third quarter and first nine months this year due to a larger average credit portfolio, partially offset by lower average financing rates.  Other income increased in the third quarter and the first nine months due primarily to higher crop insurance premiums and service revenue.  Research and development costs increased in the third quarter primarily as a result of increased spending in support of more stringent engine emission requirements and decreased in the first nine months due primarily to the completion of certain product developments in 2014 compared to the same periods last year.  Selling, administrative and general expenses decreased in the current quarter and first nine months due primarily to the deconsolidation of Landscapes (see Note 18) and sale of the Water operations (see Note 19).  Interest expense decreased in both periods due to lower average borrowing rates, partially offset by higher average borrowings.  Other operating expenses increased in both periods due primarily to higher depreciation of equipment on operating leases, higher crop insurance claims and the Water operation’s sale and impairment (see Note 19).

Market Conditions and Outlook

Company equipment sales are projected to decrease about 6 percent for fiscal year 2014 and about 8 percent for the fourth quarter compared with the same periods a year ago.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $3,100 million.

•                               Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 10 percent for fiscal year 2014, including a negative currency translation effect of about 1 percent.  Although the agriculture economy remains in a relatively healthy state, falling commodity prices are contributing to a reduction in farm income.  The decline is putting pressure on demand for farm equipment, especially larger models.  At the same time, strength in the U.S. livestock sector is providing support to sales of mid- and smaller-size tractors.  Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down about 10 percent for the fiscal year.  Fiscal year industry sales in the EU28 are forecast to decrease about 5 percent due to lower crop prices and farm incomes.  In South America, industry sales of tractors and combines are projected to decrease 15 percent from strong 2013 levels.  Market conditions in the Commonwealth of Independent States have deteriorated and industry sales are expected to be significantly lower for the year.  Asian sales are projected to be about the same.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to up 5 percent for 2014.

•                               Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 10 percent for fiscal year 2014.  The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada.  Global forestry sales are expected to increase for the year due to general economic growth and improved sales in the European markets.

•                               Financial Services.  Fiscal year 2014 net income attributable to Deere & Company for the financial services segment is expected to be approximately $600 million.  The outlook reflects improvement over last year due primarily to expected growth in the credit portfolio and a more favorable tax rate.  These factors are projected to be partially offset by higher selling, administrative and general expenses, an increase in the provision for credit losses from the low level in 2013 and lower crop insurance margins.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include worldwide economic conditions, demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S. and drier than normal conditions in certain other markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof; and the spread of major epidemics.

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, and Company operations and results.  State debt crises also could negatively impact customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2014 were $682 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable, partially offset by an increase in trade receivables and inventories due to a seasonal increase and a decrease in accounts payable and accrued expenses.  Cash outflows from investing activities were $1,567 million in the first nine months of this year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $1,324 million and purchases of property and equipment of $641 million, partially offset by proceeds from sales of businesses of $340 million and proceeds from maturities and sales exceeding purchases of marketable securities by $133 million.  Cash inflows from financing activities were $433 million in the first nine months of 2014, primarily due to an increase in borrowings of $2,516 million and proceeds from issuance of common stock of $139 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $1,631 million and dividends paid of $569 million.  Cash and cash equivalents decreased $469 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2013 were $588 million.  This resulted primarily from net income adjusted for non-cash provisions, a decrease in insurance receivables and a change in accrued income taxes payable/receivable.  These items were partially offset by an increase in trade receivables and inventories due to a seasonal increase and higher overall demand and a decrease in accounts payable and accrued expenses.  Cash outflows from investing activities were $2,903 million in the first nine months of last year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment exceeding the collections of these receivables and proceeds from sales of leased equipment by $1,739 million, purchases of property and equipment of $795 million and purchases of marketable securities exceeding sales and maturities of marketable securities by $263 million.  Cash inflows from financing activities were $746 million in the first nine months of 2013, primarily due to an increase in borrowings of $1,886 million, which were partially offset by repurchases of common stock of $752 million and dividends paid of $556 million.  Cash and cash equivalents decreased $1,562 million during the first nine months last year.

The Company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2014, October 31, 2013 and July 31, 2013 was $2,919 million, $3,162 million and $2,836 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,524 million, $5,129 million and $4,796 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $896 million, $559 million and $557 million at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

Lines of Credit.  The Company has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,502 million at July 31, 2014, $3,081 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, primarily were considered to constitute utilization.  Included in the total credit lines at July 31, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2014 was $10,397 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $19,308 million at July 31, 2014.  All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $794 million during the first nine months of 2014 primarily due to a seasonal increase.  These receivables decreased $314 million, compared to a year ago, primarily due to the deconsolidation of Landscapes (see Note 18) and the sale of the Water operations (see Note 19).  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at July 31, 2014, compared to 11 percent at October 31, 2013 and 14 percent at July 31, 2013.  Agriculture and turf trade receivables decreased $408 million and construction and forestry trade receivables increased $94 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at July 31, 2014, 1 percent at October 31, 2013 and 2 percent at July 31, 2013.

Deere & Company’s stockholders’ equity was $10,830 million at July 31, 2014, compared with $10,266 million at October 31, 2013 and $8,590 million at July 31, 2013.  The increase of $564 million during the first nine months of 2014 resulted primarily from net income attributable to Deere & Company of $2,513 million, an increase in common stock of $129 million and a change in retirement benefits adjustment of $125 million, which were partially offset by an increase in treasury stock of $1,532 million, dividends declared of $594 million and a change in the cumulative translation adjustment of $86 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2014 was $2,765 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable and a reduction in trade receivables.  Partially offsetting these operating cash inflows were negative cash flows from a seasonal increase in inventories.  Cash and cash equivalents decreased $1,168 million in the first nine months.

Positive cash flows from operating activities, including intercompany cash flows, in the first nine months of 2013 were $2,911 million.  This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Partially offsetting these positive operating cash flows were cash outflows from an increase in inventories and trade receivables due to a seasonal increase and higher overall demand.  Cash and cash equivalents decreased $1,220 million in the first nine months last year.

Trade receivables held by the equipment operations decreased $243 million during the first nine months and decreased $483 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $504 million during the first nine months, primarily due to a seasonal increase.  Inventories decreased $155 million, compared to a year ago, primarily due to the deconsolidation of the Landscapes operations (see Note 18) and the sale of the Water operations (see Note 19).  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis, which approximates current cost, to the last 12 months’ cost of sales were 28 percent at July 31, 2014, compared to 25 percent at October 31, 2013 and 27 percent at July 31, 2013.

Total interest-bearing debt of the equipment operations was $5,721 million at July 31, 2014, compared with $5,951 million at the end of fiscal year 2013 and $5,986 million at July 31, 2013.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 35 percent, 37 percent and 41 percent at July 31, 2014, October 31, 2013 and July 31, 2013, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2014 were $640 million, compared with $792 million in the same period last year.  Capital expenditures for the equipment operations in 2014 are expected to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and from time to time borrowings from Deere & Company.

During the first nine months of 2014, the cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $903 million in the first nine months.  Cash used for investing activities totaled $4,251 million in the first nine months of 2014, primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $2,104 million and an increase in trade and wholesale receivables of $2,056 million.  Cash provided by financing activities totaled $4,047 million, resulting primarily from an increase in external borrowings of $2,729 million and an increase in borrowings from Deere & Company of $1,443 million, partially offset by dividends paid of $150 million.  Cash and cash equivalents increased $699 million in the first nine months.

During the first nine months of 2013, the aggregate cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $875 million in the first nine months of 2013.  Cash provided by financing activities totaled $3,665 million in the first nine months of 2013, resulting primarily from an increase in external borrowings of $1,708 million and an increase in payables to the equipment operations of $2,097 million, partially offset by dividends paid of $186 million.  Cash used by investing activities totaled $4,896 million in the first nine months of 2013, primarily due to the cost of receivables (excluding trade and wholesale) and the cost of leased equipment exceeding collections of these receivables and proceeds from sales of leased equipment by $2,535 million and an increase in trade and wholesale receivables of $2,216 million.  Cash and cash equivalents decreased $342 million in the first nine months last year.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, operating loans, insured international export financing generally involving John Deere products and financing and operating leases.  Total receivables and leases increased $3,363 million during the first nine months of 2014 and $4,287 million during the past 12 months.  Total acquisitions of receivables (excluding trade receivables and wholesale) and leases were 4 percent higher in the first nine months of 2014, compared with the same period last year.  Acquisition volumes of operating leases, financing leases, retail notes and revolving charge accounts were higher, while volumes of operating loans were lower compared to the same period last year.  The amount of total trade receivables and wholesale notes at July 31, 2014 also increased, compared to October 31, 2013 and July 31, 2013.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $39,900 million at July 31, 2014, compared with $36,559 million at October 31, 2013 and $35,636 million at July 31, 2013.  At July 31, 2014, the unpaid balance of all receivables administered but not owned, was $60 million, compared with $120 million at October 31, 2013 and $83 million at July 31, 2013.

Total external interest-bearing debt of the financial services operations was $31,038 million at July 31, 2014, compared with $28,524 million at the end of fiscal year 2013 and $27,706 million at July 31, 2013.  Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at July 31, 2014, compared with 7.3 to 1 at October 31, 2013 and 7.6 to 1 at July 31, 2013.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At July 31, 2014, this facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2014, $1,835 million of short-term securitization borrowings was outstanding under the agreement.

In the first nine months of 2014, the financial services operations issued $2,005 million and retired $1,971 million of retail note securitization borrowings.  In addition, during the first nine months of 2014, the financial services operations also issued $6,665 million and retired $3,323 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on August 27, 2014 declared a quarterly dividend of $.60 per share payable November 3, 2014, to stockholders of record on September 30, 2014.

In August 2014, the Company’s financial services operations entered into a retail note securitization that will result in securitization borrowings of approximately $1,010 million.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.              CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2014 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
May 1 to May 31	1,068	$93.08	1,068	91.3

Jun 1 to Jun 30	913	91.29	913	90.3

Jul 1 to Jul 31	3,970	89.38	3,970	86.1

Total	5,951		5,951

(1)           During the third quarter of 2014, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under the $8,000 million plan was based on the end of third quarter closing share price of $85.11 per share.  At the end of the third quarter of 2014, $7,330 million of common stock remain to be purchased under this plan.

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

DEERE & COMPANY

Date:	August 28, 2014	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant filed on February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 8-K of registrant filed on December 8, 2011*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.